Form 10-K
period 1993-12-31
ROWAN COMPANIES INC
filed 1994-03-31
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K

            (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR
            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                             ROWAN COMPANIES, INC.

Incorporated in Delaware        Commission File            I. R. S. Employer
                                 Number 1-5491       Identification:  75-0759420

                               5450 Transco Tower
               2800 Post Oak Boulevard, Houston, Texas 77056-6196

       Registrant's telephone number, including area code: (713) 621-7800

          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
     Title of each class                              on which registered
- ------------------------------                       ---------------------
Common Stock, $.125 Par Value                        New York Stock Exchange
                                                     Pacific Stock Exchange

11-7/8% Senior Notes due 2001                        New York Stock Exchange

Preferred Stock Purchase Rights                      New York Stock Exchange
                                                     Pacific Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

        The aggregate market value as of February 23, 1994 of the Common Stock held by non-affiliates of the registrant was approximately $612 million.

        The number of shares of Common Stock, $.125 par value, outstanding at February 23, 1994 was 83,897,987.

                      DOCUMENTS INCORPORATED BY REFERENCE

             Document                                    Part of Form 10-K
             --------                                    -----------------
Annual Report to Stockholders for
fiscal year ended December 31, 1993                      Parts I, II and IV

Proxy Statement for the 1994 Annual
Meeting of Stockholders                                  Part III

                               TABLE OF CONTENTS

PART I                                                               Page

     Item 1.   Business ............................................   1
        Contract Drilling ..........................................   2
           Offshore Operations .....................................   2
           Onshore Operations ......................................   3
           Contracts ...............................................   4
           Competition .............................................   5
           Regulations and Hazards .................................   6
        Aircraft Operations ........................................   7
           Contracts ...............................................   9
           Competition .............................................   9
           Regulations and Hazards .................................   9
        Manufacturing Operations....................................  10
           Raw Materials............................................  11
           Competition..............................................  12
           Regulations and Hazards..................................  12
        Employees ..................................................  13

     Item 2.   Properties ..........................................  14
        Drilling Rigs ..............................................  14
        Aircraft ...................................................  17
        Manufacturing Facilities....................................  17

     Item 3.   Legal Proceedings ...................................  18

     Item 4.   Submission of Matters to a Vote of Security Holder...  18

     Additional Item.  Executive Officers of the Registrant ........  18

PART II

     Item 5.   Market for Registrant's Common Stock and Related
                 Stockholder Matters ...............................  20

     Item 6.   Selected Financial Data .............................  20

     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ...............  20

     Item 8.   Financial Statements and Supplementary Data .........  20

     Item 9.   Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure ...............  20
PART III

     Item 10.  Directors and Executive Officers of the Registrant...  20

     Item 11.  Executive Compensation ..............................  20

     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management ....................................  21

     Item 13.  Certain Relationships and Related Transactions ......  21

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K ...............................  21

                                     PART I

ITEM 1.   BUSINESS

        Rowan Companies, Inc.(the "Company"), organized in 1947 as a Delaware corporation and a successor to a contract drilling business conducted since 1923 under the name Rowan Drilling Company, Inc., is engaged principally in the contract drilling of oil and gas wells in domestic and foreign areas. As noted below, it also provides aircraft services and, since February, 1994, has operated a mini-steel mill, a heavy equipment manufacturing operation and a marine rig construction yard through the purchase of the net assets of Marathon LeTourneau Company.

        Offshore operations of the Company consist primarily of contract drilling services utilizing mobile rigs, principally a fleet of 20 self-elevating drilling platforms ("jack-up rigs"), including three heavy duty cantilever jack-up rigs ("Gorilla Class rigs") delivered in the 1984-86 period. Beginning in 1992, the Company has moved towards Total Project Management, an approach to drilling operations which emphasizes drilling and completing wells on a turnkey basis. In that same year it began providing offshore platform installation and removal services.

        The Company provides contract and charter helicopter and fixed-wing aircraft services. In Alaska and in the Gulf of Mexico, services provided are primarily to support oil and gas related operations, with the Company's fleet consisting on March 1, 1994 of 94 helicopters and 15 fixed-wing aircraft.
Since 1991, the Company has owned a 49% interest in a Dutch-based joint venture company, KLM ERA Helicopters B.V. ("KLM ERA"), which owns a fleet consisting of 10 helicopters in the Dutch and British sectors of the North Sea and one helicopter in Canada.

        On February 11, 1994, the Company purchased through its wholly-owned subsidiary, LeTourneau, Inc., the net assets of Marathon LeTourneau Company for $52.1 million with $10.4 million cash paid at the time of the purchase and the balance being seller-financed by promissory notes bearing interest at 7% and payable at the end of five years. LeTourneau, Inc. operates a mini-steel mill that recycles scrap and produces alloy steel and steel plate; a manufacturing facility that produces heavy equipment for the mining, timber and material handling industries including, among other things, front-end loaders up to 50 ton-capacity and trucks under the registered trademark, Titan, up to 240 ton capacity; and a marine division that has built over one-third of all mobile offshore jack-up drilling rigs, including all 20 operated by Rowan.

        Information regarding revenues, operating profit, identifiable assets and export sales of the Company's industry segments and foreign and domestic operations for each of the three years in the period ended December 31, 1993, is incorporated by reference herein and provided in Footnote 10 of the Notes to Consolidated Financial Statements on page 25 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1993 ("Annual Report"), incorporated portions of which are filed as Exhibit 13 hereto. Information on the Company's manufacturing segment is not provided since the purchase occurred after year-end 1993.

        In the years 1991, 1992 and 1993, the Company had revenues from individual customers representing more than 10% of consolidated revenues as follows: Conoco, Inc. - 23% and 11% for 1991 and 1992, respectively; and Shell Oil Company - 12% for 1991 and Phillips Petroleum Company - 17% for 1993. Such revenues were primarily from drilling operations.

        For a discussion of the Company's availability of funds for future operations and estimated capital expenditures for 1994 which would be in addition to the $52.1 million purchase of the net assets of Marathon LeTourneau, see "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 14 of the Annual Report, which information is incorporated herein by reference.

CONTRACT DRILLING

        In 1993, drilling operations generated an operating profit (income from operations before deducting general and administrative expenses) of $19.1 million.

Offshore Operations

        At December 31, 1993, the Company's drilling fleet consisted of 20 deep-water jack-up rigs (eight conventional and twelve cantilever, including three Gorilla Class rigs in the latter category), one semi-submersible rig and three submersible barge rigs. The Company owns all of the rigs comprising its fleet except for two cantilever jack-up rigs leased under sale/leaseback arrangements expiring in 1999 and 2000.

        Since completing a major drilling rig expansion program conducted in the early to mid-1980s, the Company's capital expenditures have been primarily for improvements to existing drilling rigs and the purchase of aircraft. Adding to these capital expenditures was the November 1991 acquisition of the 49% interest in KLM ERA and the February 1994 purchase of the net assets of Marathon LeTourneau. See ITEM 2. PROPERTIES on page 14 of this Form 10-K for additional information with respect to the operating status of the Company's rigs.

        The Gorilla Class rigs are a heavier class of jack-up rig, intended to drill up to 30,000 feet in water depths up to 328 feet in extreme hostile environments (winds up to 100 miles per hour and seas up to 90 feet). Each Gorilla Class rig is equipped with a "top drive", a drilling system costing approximately $1.25 million which assists in faster drilling while reducing the hazard of the drill string sticking, and is particularly advantageous in the case of horizontal drilling.

        Of the Company's other jack-up rigs, six Class 116-C rigs and one Class 116 rig have been modified to provide (but to a lesser extent than Gorilla Class rigs) the capability of operating in hostile environments. The Company's nine Class 116-C jack-up rigs, two Class 116 jack-up rigs, two Class 84 jack-up rigs and one Class 52 jack-up rig have been equipped with top drive drilling systems.

        In 1989, the Company acquired a patent (U. S. patent No. 4,103,503) applicable to the transfer of a drilling rig substructure from a jack-up type drilling unit to a fixed platform. In conjunction with technology contained in the patent, the Company has developed additional substructure transfer or "skid base" technology which has allowed the Company's conventional jack-up rigs to work over wells on a production platform that heretofore required a cantilever jack-up or platform rig. At March 31, 1994, two Class 116 jack-up rigs, two Class 84 jack-up rigs and one Class 52 jack-up rig have each been equipped with a skid base unit.

        In 1992,the Company purchased a 550-ton ABS certified crane and formed a new subsidiary for conducting offshore platform installation and removal services. Utilizing the skid base technology discussed above, the drilling package on a jack-up rig can be skidded off to allow the heavy-lift crane to be skidded on thereby transforming the unit into a crane barge or, reversing the process, transforming the unit back into a drilling rig. The Company has applied for a patent to cover such technology. At March 31, 1994, one Class 52 jack-up rig had been modified to provide this dual purpose capability and is able to operate in water depths up to 225 feet.

        In the last three years, the Company's rigs located in the North Sea have undergone modifications in order to meet new offshore safety standards being implemented in the United Kingdom. Modifications remaining to be made to the Company's four Class 116-C jack-ups and one Gorilla Class jack-up presently in the North Sea are being deferred pending the finalization of the United Kingdom safety standards. Some of the safety standards under government consideration, many of which the Company has already modified its North Sea rigs to meet, are as follows: a minimum of two independent sources of sea water for firefighting;

a temporary safe refuge for personnel near the escape capsules which will provide a high degree of protection from fire, smoke and gas inhalation and will contain additional safety, communication and survival gear; additional enclosed motorized escape capsules; and expanded smoke and gas protection in the crew quarters. Because of continued market weakness in the North Sea, the Company moved one Gorilla Class jack-up, one Class 116-C jack-up and one Class 116 jack-up to other drilling markets in 1992.

        Since 1970, the Company has pursued a policy of concentrating on jack-up rigs. Jack-ups are utilized for both offshore exploratory and development drilling and, in certain areas, for well workover operations. The Company operates larger deep-water type jack-up rigs capable of drilling to depths of 20,000 to 30,000 feet in maximum water depths ranging from 225 to 450 feet, depending on the size of the rig and its location. A jack-up rig consists of a floating hull with three independently elevated legs. The Company's rigs are equipped with propulsion thrusters to assist in towing. The entire drilling unit, consisting of the drilling rig, supplies, crew quarters, loading and unloading facilities, helicopter landing deck and other related equipment, is mounted on the hull. At the drilling site, the legs are lowered until they penetrate the ocean floor, and the platform hull is jacked up on the legs to the desired elevation above the water. The platform hull then serves as a drilling platform until the well is completed and the operation is reversed by lowering the platform hull to the water and towing it to the next drilling site. The cantilever feature contained on the Company's newer jack-ups provides for the extension of the portion of the drilling platform containing the drilling rig over fixed production platforms so that the drilling rig may be utilized to perform development or workover operations on the platforms with a minimum of interruption to production.

        The Company's semi-submersible rig is utilized principally for offshore exploratory drilling from a floating position in waters to depths of 1,000 feet. A semi-submersible drilling rig consists of a drilling platform raised above multiple hulls by columns. The hulls are flooded so as to be submerged beneath the surface, in which position the rig is anchored during drilling operations. The same type of equipment which is contained on a jack-up rig is mounted on the drilling platform. After completion of the well, the submerged hull is deballasted to reduce vessel draft and facilitate towing, assisted by its own thrusters, to another drilling location.

        The Company's submersible barge rigs are used in shallow coastal and inland waters in depths up to 26 feet for exploratory, development and workover drilling. A submersible barge rig consists of a drilling rig with crew quarters mounted on an elevated platform on top of a floating hull. At the drilling site the hull is flooded so that it rests on the bottom and the elevated platform protruding above the water serves as a stationary drilling platform.

Onshore Operations

        The Company has drilling equipment, personnel and camps available on a contract basis for exploration and development of onshore areas. It currently owns 17 land rigs located as follows: seven deep-well rigs in the Anadarko and Permian basins of Oklahoma and Texas, five winterized rigs in Alaska, three smaller rigs in Venezuela and two deep-well rigs previously located in Venezuela which are currently being transported back to the United States. See page 16 of this Form 10-K for information included under ITEM 2. PROPERTIES concerning drilling depth ranges of the Company's land rigs.

        In early 1991, the Company located five land rigs in Venezuela to work on a three-year contract. It is anticipated that all of these rigs will be returned to the United States during the first half of 1994. Except for one winterized land rig in Alaska that worked in the first quarter of 1992, another that worked in the first quarter of 1993 and another that began work in January 1994, the deep-well land rigs located in Texas, Oklahoma and Alaska have been idle since mid-1988 due to inadequate rates. Accordingly, the Company has "mothballed" 10 of these 12 rigs. The cost of maintaining these rigs is modest and the remaining investment in the rigs is not significant.

        The drilling equipment comprising an onshore rig consists basically of engines, drawworks or hoist, derrick, pumps to circulate the drilling fluid, drill pipe and drilling bits. The type of rig required by a customer depends upon the anticipated well depth, terrain and conditions in the drilling area.

Contracts

        The Company's policy with regard to day rates and contract durations depends upon the prevailing strength or weakness of the market. During periods when the offshore rig markets are weak and declining rates prevail, the Company generally pursues a policy of entering into lower rate contracts to remain in a competitive position and to offset the substantial cost of maintaining stacked rigs. During those times when the markets are strong and increasing rates prevail, the Company's policy is generally one of negotiating short rather than long-term contracts for its offshore rigs because such policy allows the Company to maximize its ability to obtain the benefit of rate increases and to pass through cost increases to customers.

        The Company's drilling contracts are obtained either through competitive bidding or individual negotiations. Rates obtained depend upon the type of equipment used, its availability and its location, as well as the type of operations involved. Both offshore and onshore contracts for use of the Company's drilling equipment are "well-to-well", "multiple well" or, except for work done on a turnkey basis, for a fixed term generally ranging from four to twelve months. Well-to-well contracts are cancelable at the option of either party upon completion of drilling at any one site, and fixed-term contracts customarily provide for termination by either party if drilling operations are suspended for extended periods by events of force majeure. While most current fixed-term contracts are for relatively short periods, some fixed-term and well-to-well contracts continue for a longer period than the original term or for a specific series of wells. Contracts, particularly those for offshore operations, generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to the Company and the customer and, in some cases, provide for additional payments for mobilization and demobilization. Most of the Company's current drilling contracts in the North Sea are well-to-well contracts lasting 60-90 days, while most of the Company's current contracts in the Gulf of Mexico are well-to-well contracts lasting 30-45 days.

        The Company's drilling contracts, other than those for work done on a turnkey basis, provide for drilling compensation on a day rate basis with lower rates prevailing when the equipment is not actually engaged in drilling operations. In the case of contracts for work done on a turnkey basis, the Company's compensation is contingent on the Company successfully drilling a well to a specified depth for a fixed price. In the event certain operational problems occur which cause the Company to be unable to reach the specified turnkey depth, the Company may not be entitled to any portion of the turnkey price thereby causing it to absorb substantial out-of-pocket expenses. For this reason, wells drilled on a turnkey basis generally involve greater economic risk to the Company than wells drilled on a day rate basis. Contracts for work in foreign countries generally provide for payment in United States dollars except for minimal amounts required to meet local expenses.

        Contracts for platform installation and removal services typically contain the same types of provisions and features described herein for drilling contracts.

        The Company believes that the contract status of its onshore and offshore rigs is more informative than backlog calculations, and that backlog information is neither calculable nor meaningful given the cancellation options contained in, and the short duration of, fixed-term contracts and the indeterminable duration of well-to-well and multiple well contracts. See ITEM
2. PROPERTIES on page 14 of this Form 10-K for the contract status of rigs as of March 31, 1994.

Competition

        The Company encounters continual competition in securing domestic and foreign drilling contracts from approximately 31 offshore drilling contractors operating or having available to operate about 596 mobile rigs, approximately
17 major domestic drilling contractors operating or having available to operate about 60 land rigs in the deep-well market of the Permian and Anadarko Basins, and seven domestic drilling contractors operating or having available to operate about 30 winterized land rigs on the Alaskan North Slope. The Venezuelan land rig market is currently in a state of expansion, thereby causing the numbers of contractors and rigs to be indeterminable. Some of the Company's competitors with greater financial and other resources may be in a better position than the Company to make the continuous capital investments required to make technological improvements to existing equipment or to replace equipment that becomes obsolete. Furthermore, a few of the Company's competitors have been substantially relieved of debt burdens by bankruptcy proceedings.

        Technological advances in equipment, particularly offshore equipment, may cause older equipment having lower capital costs to be less suitable for some proposed drilling operations. As a result, the Company carried out over the 1980-1986 period a drilling rig expansion program and over the 1987-1993 period a drilling rig modification program, both designed to provide the Company's fleet with jack-ups reflecting recent technological advancements and which generally meet known government-imposed safety and pollution control requirements.

        The offshore markets in which the Company competes are chosen on the basis of those which offer the greatest market potential and are generally located in the more politically stable areas of the world. Accordingly, since 1989 the Company has moved drilling rigs from one offshore market to another as follows: one Class 116-C jack-up rig from the North Sea to Southeast Asia in 1990 and then to Alaska in 1993; one Gorilla Class rig from the Gulf of Mexico to offshore eastern Canada in 1990; one submersible barge rig from the Gulf of Mexico to Gabon, West Africa in 1991 and back to the Gulf of Mexico in 1992; one Class 116 jack-up rig from the Gulf of Mexico to the North Sea and back to the Gulf of Mexico, both in 1992; one Class 116-C jack-up rig from the North Sea to the Gulf of Mexico in 1992; one Gorilla Class rig from the North Sea to Trinidad in 1992; one Class 52 jack-up rig from the Gulf of Mexico to Colombia in 1992 and back to the Gulf of Mexico in 1993; and two submersible barges from Southeast Asia to the Gulf of Mexico in 1993. The one class 116-C rig in Alaska is now being relocated to the Gulf of Mexico. Relocation of drilling rigs from one geographic location to another is dependent upon changing market dynamics with moves occurring only when the likelihood of higher returns makes such action economical. At March 30, 1994, 12 jack-ups were located in the Gulf of Mexico, five jack-ups were located in the North Sea, one jack-up was located offshore eastern Canada, one jack-up was located offshore Trinidad, one semi-submersible rig was located in the Gulf of Mexico and three submersible barges were located in the Gulf of Mexico. Additionally, one jack-up rig was under tow from Alaska to the Gulf of Mexico.

        A number of factors affect a drilling contractor's ability both onshore and offshore to obtain contracts at a profitable rate within an area. Such factors include the location and availability of equipment, its suitability for the project, the comparative cost of the equipment, the competence of personnel and the reputation of the contractor. The ability to obtain a profitable rate of return is also dependent upon receiving adequate rates to compensate for the added cost of moving equipment to drilling locations. See "Contracts" beginning on page 4 of this Form 10-K concerning the pricing policies pursued by the Company under various market conditions.

        The Company markets its drilling services by directly contacting present and potential customers, including large international energy companies, many smaller energy companies and foreign government-owned or controlled energy companies. Downsizings by major energy companies, coupled with the significant reductions of exploration by such companies in offshore U.S. waters, have resulted in the Company adapting its marketing efforts such that increasing emphasis is placed on targeting small independent operators. Because the exploration activities of the Company's present and potential customers are impacted by state, federal and foreign regulations associated with the production and transportation of oil and gas, the demand for the Company's drilling services is impacted accordingly.

        In the case of offshore platform installation and removal services, the Company competes against approximately 12 contractors operating or having available to operate about 21 mobile derrick barges in the Gulf of Mexico market. The Company is the only provider of such services offering a crane mounted on a jack-up rig as opposed to a barge. Because the Company is a relatively new entrant in this field, many of the Company's competitors have the advantage of having offered these services for a longer period of time, including the benefits of established technological know-how and more extensive customer bases.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 14 of the Annual Report, the information under which caption is incorporated herein by reference, for a discussion of current industry conditions and their impact on operations.

Regulations and Hazards

        The offshore and onshore operations of the Company are subject to many hazards. In the drilling business, inherent hazards include blowouts and well fires, which could cause personal injury, suspend drilling operations, seriously damage or destroy the equipment involved and cause substantial damage to producing formations and the surrounding areas. Offshore drilling operations and platform installation and removal operations are also subject to the hazards incident to marine operations, either on site or while under tow, such as capsizing, collision or grounding. Raising and lowering the legs of jack-up rigs into the ocean bottom and ballasting semi-submersible units require skillful handling to avoid capsizing or other serious damage. Drilling deviated holes into high pressure formations is a complex process and problems frequently occur. The process of removing platforms and caissons using underwater explosives involves substantial risks and requires a significant amount of skillfulness in order to confine the resulting destruction to the intended areas.

        The Company believes that it is adequately insured for physical damage to its rigs and aircraft, and for marine and aviation liabilities, workers compensation, Maritime Employees Liability, automobile liability and for various other types of exposures customarily encountered in providing the Company's services. Certain of the Company's liability insurance policies specifically exclude coverage for fines, penalties and punitive or exemplary damages. Under current conditions, the Company anticipates that its present insurance coverage will be maintained, but no assurance can be given that insurance coverage will continue to be available at rates considered reasonable, that self-insured amounts or deductibles will not increase or that certain types of coverage will be available at any cost.

        Foreign operations are subject to certain political, economic and other uncertainties not encountered in domestic operations, including risks of expropriation of equipment as well as expropriation of a particular energy company operator's property and drilling rights, taxation policies, foreign exchange restrictions, currency rate fluctuations and the general hazards associated with foreign sovereignty over certain areas in which operations are conducted. The Company attempts to minimize the risk of currency rate fluctuations by generally denominating contract payment terms in United States dollars.

        Many aspects of the operations of the Company are subject to government regulation, including those relating to equipping and operating vessels, drilling practices and methods and the level of taxation. In addition, various countries (including the United States) have regulations relating to environmental protection and pollution control affecting drilling operations. Recent events have also increased the sensitivity of the oil and gas industry to environmental matters. The Company may be liable for damages resulting from pollution of offshore waters and, under United States regulations, must establish financial responsibility. Generally, the Company is substantially indemnified under drilling contracts compensated on a day rate basis from pollution damages, except in certain cases of pollution emanating above the surface of land or water from spills of pollutants, or in the case of pollutants emanating from the Company's drilling rigs, but no assurance can be given regarding the enforceability of such indemnification provisions.

        Energy taxation policies by governments can have direct and indirect effects on the Company operations in the countries involved. In the United Kingdom, changes in the Petroleum Revenue Tax that would reduce energy company deductions for exploratory drilling but reduce taxes on production from development drilling has contributed to a decline in the North Sea drilling market. In the United States, energy tax legislation proposed by the Clinton Administration in mid-1993 could possibly cause a reduction in demand for oil and gas and, therefore, for the Company's services depending upon the final terms of such legislation, if passed.

        In performing a contract for work done on a turnkey basis, the Company is normally responsible for certain risks that would customarily be assumed by the customer under a contract compensated on a day rate basis. These risks include liability for pollution resulting from a blowout or uncontrolled flow from the well bore, an underground blowout, the cost of controlling a wild well
and the expense to redrill a well which has blown out.   The Company carries
insurance to cover such risks and generally obtains an indemnity from its customers with respect to liabilities exceeding the amount of insurance carried by the Company.

        The Company believes that it complies with all material legislation and regulations affecting its operations in the drilling of oil and gas wells, and in controlling the discharge of wastes. To date the Company has made significant modifications to its rigs located in the Gulf of Mexico in order to reduce waste and rain water discharge from such rigs and believes that it could operate those rigs at "zero discharge" without material additional expenditures. Other than these expenditures and those relating to the previously discussed United Kingdom safety standards, compliance has not, to date, materially affected the capital expenditures, earnings or competitive position of the Company, although these measures add to the costs of operating drilling equipment in some instances, and in others they may operate to reduce drilling activity. Further legislation or regulation may reasonably be anticipated, but the effects thereof on operations cannot be predicted.

        The Company is subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the Environmental Protection Agency "community right-to-know" regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require the Company to organize and report certain information about the hazardous materials used in its operations to employees, state and local government authorities, and local citizens.

AIRCRAFT OPERATIONS

        The Company provides charter and contract helicopter and fixed-wing aircraft services principally in Alaska, the coastal areas of Louisiana and Texas, and the western United States. In Alaska, a diversified range of services has been developed to include tourism, commercial fishing crew changes and medical evacuation as well as support for wildfire suppression, mining operations and seismic testing. Additionally, the fixed-wing division of the Company conducts scheduled airline service between several cities from a hub in Anchorage and to 18 villages from a hub in Bethel Alaska. Services provided offshore Louisiana and Texas are primarily to oil and gas related industries. In the western United States, the majority of helicopter services are provided to governmental agencies in support of wildfire suppression and to a lesser extent support of construction, seismic testing and onshore and offshore oil field support. The Company also provides airborne environmental survey services.

        In 1991, the Company acquired a 49% interest in KLM Helikopters B.V., a wholly-owned subsidiary of KLM Royal Dutch Airlines, as a means of gaining access to the North Sea aviation market. The joint venture company, renamed KLM ERA Helicopters B.V., currently owns 11 helicopters and leases two others. Operating locations and the numbers of helicopters deployed at March 1, 1994 were as follows: nine in the Dutch sector of the North Sea, two in Croatia, one in Canada and one in the British sector of the North Sea, which helicopter is leased to a wholly-owned subsidiary of KLM ERA. KLM ERA serves principally the offshore oil and gas drilling, production and service companies operating in the Dutch Sector of the North Sea.

        Based on the number of helicopters operating, the Company is the largest helicopter operator in Alaska. It provides charter services from bases at Anchorage, Deadhorse (on the North Slope), Fairbanks, Juneau, Kenai and Valdez. The Company's charter and contract services are provided throughout Alaska with particular emphasis in the oil and mining regions within the state.

        Helicopters and fixed-wing aircraft are usually operated on a seasonal basis in Alaska because of the prevalent climatic conditions. The peak utilization period in Alaska is May through September, with the winter months comprising the least active period. The seasonal nature of the Alaska business has been ameliorated in prior years by moving helicopters on a limited basis to the Gulf of Mexico area and, more recently, moving helicopters to the West and Northwest regions of the United States and various overseas locations.

         Since 1983, the Company has operated a scheduled commuter airline service in Alaska encompassing the movement of passengers, mail and cargo. The Company currently serves Valdez, Kenai, Homer, Kodiak, Iliamna and Cordova from its base hub in Anchorage. In addition, it services 18 remote villages from its hub in Bethel, Alaska. The Company operates under a code sharing agreement with Alaska Airlines which is the largest carrier of passengers from the contiguous United States to Alaska. The Company's commuter airline is the largest airline operation of that type within the state of Alaska and is the 5th largest carrier of passengers into and out of the Anchorage International Airport, including the large jet carriers.

        Since 1979, the Company has been providing charter and contract helicopter services in the Gulf of Mexico area primarily to the offshore oil and gas industry. Operations are conducted from the division office in Lake Charles, Louisiana and from bases in the Louisiana cities of Morgan City, Cameron, New Iberia, Intracoastal City, Venice, Fourchon and Houma and the Texas cities of Sabine Pass and Houston. Based upon the number of helicopters operating, the Company is the third largest helicopter operator in the Gulf of Mexico.

        In 1987, upon receiving FAA certification, the Company began manufacturing and marketing, from its Gulf Coast Division facility at Lake Charles, Louisiana, a composite external auxiliary fuel tank for use on Bell 205, 212 and 412 helicopters and the military "Huey" helicopter. The tank system provides enhanced range with nominal drag while increasing the passenger seats available. Sales to date have been to both military and civilian customers. Other aircraft accessories are also manufactured at the facility.

        In June 1990, the Company expanded its airborne environmental service capabilities by acquiring the patents, rights and equipment relating to two unique airborne remote sensing technologies - an Airborne Ground Penetrating Radar ("AGPR") and an Airborne Cathodic Monitoring System ("ACMS"). The AGPR system is used primarily for the detection of subsurface contaminants, including free hydrocarbons. In addition, the system can be used for finding subsurface coal veins, water tables and tunnels, drums, tanks and other man-made objects. The ACMS system is used to provide an early warning of potential corrosion failure of underground pipelines. Mounted on a helicopter, this system can survey up to 300 miles of pipeline per day and provides a substantial cost savings compared to conventional techniques. Both services are marketed from the

Company's Santa Maria, California facility.

        As previously noted, the Company has operated helicopters in various overseas locations,including Croatia and Macedonia where the company had six owned and two 49%-owned helicopters working for the United Nations at year-end 1993.

        In 1993, aviation operations generated an operating profit(income from operations before deducting general and administrative expenses) of $2.2 million.

Contracts

        The Company's flight services generally are engaged by customers by entering into master service agreements, term contracts or day-to-day charter arrangements. Master service agreements provide for incremental payments based on usage, in some instances with fixed terms ranging from one month to one year, and are cancelable upon notice by either party in 30 days or less. Some contracts are not cancelable by either party and generally provide for payments, depending upon the term, as follows: less than one month - either incremental payments based on usage or incremental payments based on usage plus a base daily rental; and one month to one year - incremental payments based on usage plus a base monthly rental. Under day-to-day charters, the compensation arrangement is the same as that of term contracts having a term of less than one month. Payment, duration and cancellation features of the agreements, contracts and charter arrangements used by KLM ERA are similar in nature and in principle to those used in the Company's domestic operations. Because master service agreements and day-to-day charters are the most common types of engagements for its flight services, the Company believes that the contract status of its aircraft as discussed in the following paragraph is more informative than backlog information, which it believes is neither calculable nor meaningful.

        Company owned aircraft available for contract use and day charters on March 1, 1994 consisted of 94 helicopters (of which 54 were based in Alaska and 40 in the Gulf of Mexico area) and 16 fixed-wing aircraft that were based in Alaska. The contract status as of March 1, 1994 consisted of: 27 master helicopter service agreements and 26 aircraft term contracts (23 helicopters and 3 fixed-wing aircraft). The remaining aircraft were being operated under day charters or were available for operation under day charter or contract arrangements.

        KLM ERA owned aircraft available for contract use and day charters on March 1, 1994 consisted of 9 helicopters based in The Netherlands, one in Great Britain and one in Canada. The contract status of such aircraft as of March 1, 1994 consisted of: five master service agreements and six term contracts.

Competition

        Although the Company maintains the largest helicopter operation in Alaska in terms of numbers of aircraft and revenues, it encounters intense competition from several other companies which furnish similar services. Approximately six other operators compete directly with the Company in Alaska on a contract or charter basis. The Company competes over its scheduled airline routes with up to four other carriers. In the Gulf of Mexico area, the Company competes directly with five other operators and ranks third in the number of helicopters operating with approximately 6% of the market. A number of other helicopter operators compete with the Company in the West and Northwest regions of the United States and in overseas locations.

        At present, KLM ERA has only one competitor in the Dutch sector of the North Sea. KLM ERA's share of this helicopter market is estimated to be in excess of 65%.

Regulations and Hazards

       The operation of scheduled airline services in the United States requires a certificate under the Federal Aviation Act of 1958, as presently administered by the Department of Transportation. The granting of a certificate is conditioned upon a showing of financial ability and operational expertise. A similar certificate authorizing the right to operate a charter service is not required by any jurisdiction in the Company's operating areas.

        KLM ERA holds the necessary certificates for operating aircraft in The Netherlands and, since June 1993, in the U.K sector of the North Sea. Other operating certificates will be obtained on a case by case basis depending upon the contracts to be awarded.

        Operation of helicopters and fixed-wing aircraft, particularly under weather conditions prevailing in Alaska, is considered potentially hazardous, although the Company conducts rigorous safety training programs to minimize these hazards. The Company believes that it is adequately protected by public liability and property damage insurance, including hull insurance against loss of equipment, but carries no insurance against loss of earnings.

        Although the area of Croatia in which the Company's helicopters are flying for the United Nations is not a combat area at present, the region is highly unstable.

        The Company believes that KLM ERA is adequately protected by public liability and property damage insurance, including hull insurance against loss of equipment.

MANUFACTURING OPERATIONS

        As previously noted, LeTourneau, Inc. ("LeTourneau"), a wholly-owned subsidiary of the Company, completed on February 11, 1994 the acquisition of the net assets of Marathon LeTourneau Company, which is headquartered in Longview, Texas. As more fully detailed below, LeTourneau operates a manufacturing facility that produces heavy equipment, a mini-steel mill that recycles scrap and produces alloy steel and steel plate and a marine division that has built over one-third of all mobile offshore jack-up drilling rigs, including all 20 operated by the Company. The company holds a number of patents on its inventions and the "LeTourneau" name is considered to be significant to LeTourneau's manufacturing operation.

        The mining equipment product line of LeTourneau includes off-road trucks under the registered trademark Titan with capacities of 190, 200 and 240 tons and loaders with bucket capacities of 17,22 and 33 cubic yards. LeTourneau's loaders and Titan trucks are generally used in coal, gold, copper, iron ore and other mines. Both the loaders and the trucks utilize the LeTourneau diesel electric-drive systems and solid state controls. The primary benefit of the diesel electric-drive system is to allow large, mobile equipment to stop, start and reverse without gear shifting and high maintenance braking. LeTourneau loaders can load Marathon LeTourneau Titan rear-dump trucks and competitive trucks in the 85 ton to 240 ton size range. LeTourneau's mining equipment and parts are distributed through a world-wide network of independent distributors and a captive distribution company serving the Western United States.

        The timber equipment product line includes diesel electric powered log-stackers available in two or four wheel drive with capabilities from 40 to 65 tons. LeTourneau is the only heavy equipment manufacturer that manufactures and sells a diesel electric jib crane that is available in capacities from 25,000 to 52,000 lbs. with a 360 degree rotating arm possessing a reach capability from 100 to 150 feet. The forestry products line also includes a harvester, which is a small machine which strips the limbs and slices them into predetermined lengths and a prehauler, which is used behind the harvester to load and carry up to four tons of cut logs on its frame. Forestry equipment is marketed through independent distributors in North America and a captive distribution company in the Northwestern United States.

      LeTourneau's material handling equipment line includes the manufacture and sale of 50 ton capacity, diesel electric, single beam cranes and large forklift type vehicles called side porters used for lifting, moving or stacking large shipping containers at ports worldwide and North American rail yards that have converted terminals for the handling of containers. Cranes equipped with a spreader can lift containers from the top and also have retractable arms which are used in loading and unloading piggyback trailers. Cranes not having a spreader can span up to seven rows plus a truck aisle and stack 9 ft. 6 in. containers up to five high. Container handling equipment are also marketed through independent distributors in North America and a captive distribution company in the Northwestern United States.

        LeTourneau also sells parts and components to repair or retrofit mining, timber and material handling equipment previously sold to others. Sales include parts and components which are common, such as bearings, and those which are unique to the LeTourneau electric drive and electronic control systems. Equipment parts are marketed through seven dealers in the United States with over 20 parts stocking branches, three dealers in Canada with over 15 parts stocking branches, and 24 international dealers with over 25 parts stocking locations.

        LeTourneau's mini-steel mill located in Longview, Texas produces carbon and alloy plate products. The company concentrates on the alloy markets due to its capability to service "niche" markets that require alloy, specialty steel grades, or "exotic" versions of carbon steel products which include mold steels, tool steels, aircraft quality steels, stainless steel and Hydrogen Induced Cracking steels. External steel sales, which are garnered through a direct sales force of company employees, consist primarily of steel plate, but also include forging ingots and value-added fabrication of steel products. Steel products are generally sold to steel service centers, fabricators, manufacturers, forge shops and brokers. The market for carbon steel plate products and fabricated products is regional and encompasses Texas, Oklahoma, Louisiana, Mississippi and Arkansas. The Steel Group ships alloy and specialty grades of plate products nationally and exports quantities to Mexico and Canada. The forging ingot market is concentrated in the Gulf Coast region of Texas. Carbon and alloy plate products are also used internally in the production of heavy equipment and parts.

        LeTourneau's marine division has a shipyard in Vicksburg, Mississippi for the construction of mobile self-elevating offshore drilling platforms. LeTourneau has built over one-third of all mobile offshore jack-up drilling rigs, including all 20 operated by the Company utilizing this and other shipyards. The marine division has the capability of providing engineering support and spare parts to the drilling industry. This facility is currently closed, and the ongoing rig component manufacturing and marine repair service businesses, as well as a marine design engineering business, have been relocated to the Longview, Texas facility.

        LeTourneau's firm backlog for all of its product lines at February 11, 1994, the date of the acquisition, was approximately $14 million.

        Marathon LeTourneau, the company whose net assets were acquired, engaged in a limited amount of research and product development, primarily to develop larger capacity trucks and loaders used in the mining industry. The Company is currently evaluating the LeTourneau product and service lines with the intention of making enhancements.

Raw Materials

        The principal raw material utilized in LeTourneau's manufacturing operations is steel plate, most of which is supplied at favorable rates by LeTourneau's mini -teel-mill. Other required materials are generally available in sufficient quantities through purchases in the open market to meet the manufacturing needs of the Company. LeTourneau does not believe that it is dependent on any single supplier.

Competition

        LeTourneau's large trucks and loaders compete on a worldwide basis with several competitors. The company believes it is probably the third or fourth largest supplier of this type of equipment in the world. The loader market also includes vigorous competition from smaller-sized equipment. Large loaders compete against four manufacturers and the electric mining shovels compete against three manufacturers.

        The market for LeTourneau's forestry products and its container and handling equipment are also characterized by vigorous competition. The numbers of competitors by type of forestry product are as follows: Log stackers - nine, and harvesters and forwarders - two. Even though the Company's jib crane is unique, it does encounter competition from four other equipment manufacturers that offer products having essentially similar capabilities. In the case of the material handling equipment line, LeTourneau competes with nine other manufacturers for supplying cranes to seaports and rail yards.

        LeTourneau's mini-steel mill encounters competition from a total of seven competitors, with the breakdown by product line being as follows: plate products - three; fabricated products - two and forging ingots - two.

        The competition LeTourneau encounters in the parts business is extremely fragmented with only three other companies being considered to be competitors. Vendors supplying parts directly to end-users and well-fitters who obtain parts and copy them to supply less expensive and lower quality substitutes represent more intense competition than that of direct competitors.

        In order to be competitive in the mining and forestry heavy equipment markets, LeTourneau offers warranties at the time of purchase as well as parts guarantees. Warranties, which are based upon stipulated years of ownership or hours of usage, whichever occurs first, generally cover the drive train and, in the case of Titan trucks, covers the frame. Parts consumption guaranties and maintenance and repair contracts are also made on the same basis. LeTourneau pursues a parts return policy, which provides that returned parts must be in new usable condition, be in current production and be readily resalable.

        There are no other significantly active competitors in the marine rig construction and support industry due to the current low demand. However, if demand for marine rigs increases, new competitors could be expected to enter the market.

        Historically, the make up of LeTourneau's customer base has been such that none of the product lines have been dependent upon any one customer or small group of customers.


Regulations and Hazards

        LeTourneau's manufacturing operations and facilities are subject to regulation by a variety of local, state and federal agencies which regulate safety and the discharge of materials into the environment, including the Environmental Protection Agency (EPA), the Texas Natural Resources Conservation Commission (TNRCC) and the Mississippi Department of Environmental quality. LeTourneau's manufacturing facilities are also subject to the requirements of the Occupational Safety Health Act and comparable state statutes.

        Hazardous materials are generated at LeTourneau's Longview plant in association with the steel making process. Industrial waste water generated at the mini-steel mill facility for cooling operations is recirculated and quality tests are conducted regularly. The facility has permits for waste water discharges, solid waste disposal and air emissions. Waste products considered hazardous by the EPA are disposed of by shipment to an EPA or state permitted waste disposal facility.

        LeTourneau jack-up designs are subject to regulatory approvals by various agencies depending upon the customer's selection of geographic areas where the rig will qualify for drilling. The rules vary by location and are subject to frequent change. These rules primarily relate to safety and environmental issues in addition to those which classify the jack-up as a vessel.

        LeTourneau may be liable for damages resulting from pollution of air, land and inland waters associated with its manufacturing operations. LeTourneau believes that compliance with environmental protection laws and regulations will have no material effect on its capital expenditures, earnings or competitive position during 1994. Although further legislation or regulation pertaining to the protection of the environment may reasonably be anticipated, the effects thereof on LeTourneau's manufacturing operations cannot be accurately predicted.

        As a manufacturing company, LeTourneau may be responsible for certain risks associated with the use of its products. These risks include product liability claims for personal injury and/or death, property damage, loss of use of product, business interruption and necessary legal expenses to defend LeTourneau against such claims. LeTourneau carries insurance which it believes adequately covers such risks. LeTourneau did not assume liabilities of Marathon LeTourneau Company, such as product liability and tort claims, associated with all products manufactured, produced, marketed or distributed prior to the date of the acquisition.

        LeTourneau anticipates incurring expenses associated with the warranty of its products, including those existing at the date of the acquisition. In the non-marine business segments, dealers of LeTourneau's products perform the warranty work for the manufacturer, and in the marine segment, LeTourneau generally performs warranty work directly.

Employees

        The total number of employees assigned to all of the Company's segments at March 1, 1994 and to the Company's contract drilling and aircraft operations segments at December 31, 1993, 1992 and 1991 were as follows:


                                March 1,                  December 31,
                                --------        -------------------------------
                                  1994          1993         1992          1991
                                  ----          ----         ----          ----
Contract Drilling Operations      1,750         1,756        1,546         1,673

Aircraft Operations                 765           804          787           900

Manufacturing Operations            942            -            -             -
                                  -----         -----        -----         -----
     Total                        3,457         2,560        2,333         2,573
                                  =====         =====        =====         =====


        The number shown for Manufacturing Operations basically reflects those former Marathon LeTourneau Company employees the Company at February 11, 1994, the date that the purchase of the net assets of Marathon LeTourneau was consummated.

        Some of the employees included in the figures shown in the table above are not United States citizens. None of the Company's employees are covered by collective bargaining agreements with labor unions. The Company considers relations with its employees to be satisfactory.

ITEM 2.   PROPERTIES

     The Company leases as its corporate headquarters 57,800 square feet of space in an office tower located at 2800 Post Oak Boulevard in Houston, Texas.

DRILLING RIGS

     The following is a summary of the principal drilling equipment owned or operated by the Company and in service at March 31, 1994. See "Liquidity and Capital Resources" as appearing in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 14 in the Annual Report which page is incorporated herein by reference.

                 OFFSHORE

                                  (b)
                                 Depth:          Year                          Contracting Party/
                                 Water/           in                           (l) Type of Contract
Name/Class (a)                  Drilling        Service        Location        (m) Estimated Release Date
- --------------                -------------     -------     -------------      --------------------------
Cantilever Jack-up Rigs:

  Rowan Gorilla IV             328'/30,000'      1986       Trinidad           Amoco Trinidad Oil Company
  200-C (d) (e)                                                                (l) Term (m) April 1995
  Rowan Gorilla III            328'/30,000'      1984       Eastern Canada     LASMO Nova Scotia Limited
  200-C (d) (e)                                                                (l) Term (m) November 1995
  Rowan Gorilla II             328'/30,000'      1984       North Sea          Hamilton Oil Company Ltd.
  200-C (d) (e)                                                                (l) Single Well (m) May 1994
  Rowan-California             225'/30,000'      1983       North Sea          Shell U.K. Exploration & Production
  116-C (c) (e)                                                                (l) Term (m) May 1995
  Rowan-Halifax                225'/30,000'      1982       North Sea          Phillips Petroleum U.K. Limited
  116-C (c) (e) (i)                                                            (l) Multiple Well (m) April 1994
  Cecil Provine                225'/30,000'      1982       North Sea          Mobil North Sea Limited
  116-C (c) (e) (j)                                                            (l) Multiple Well (m) October 1994
  Arch Rowan                   225'/30,000'      1981       North Sea          Hamilton Oil Company Ltd.
  116-C (c) (e)                                                                (l) Multiple Well (m) August 1994
  Gilbert Rowe                 350'/30,000'      1981       En Route           (n)
  116-C (c) (e) (h)
  Charles Rowan                350'/30,000'      1981       Gulf of Mexico     Amoco Production Company
  116-C (c) (e) (h)                                                            (l) Multiple Well (m) November 1994
  Rowan-Paris                  350'/30,000'      1980       Gulf of Mexico     Walter Oil & Gas Corporation
  116-C (e) (h)                                                                (l) Multiple Well (m) December 1994
  Rowan-Middletown             350'/30,000'      1980       Gulf of Mexico     Amoco Production Company
  116-C (e) (h)                                                                (l) Multiple Well (m) December 1994
  Rowan-Fort Worth             350'/30,000'      1978       Gulf of Mexico     Coastal Oil & Gas Corporation
  116-C (e) (h)                                                                (l) Multiple Well (m) April 1994;
                                                                               Kerr McGee Corporation
                                                                               (l) Multiple Well (m) July 1994

ITEM 2.   PROPERTIES

                                  (b)
                                 Depth:          Year                          Contracting Party/
                                 Water/           in                           (l) Type of Contract
Name/Class (a)                  Drilling        Service        Location        (m) Estimated Release Date
- --------------                -------------     -------     -------------      --------------------------
Conventional Jack-up Rigs:
  Rowan-Juneau                 350'/30,000'      1977       Gulf of Mexico     Union Oil Company of California
  116 (c) (e) (f) (h)                                                          (l) Single Well (m) June 1994
  Rowan-Odessa                 350'/30,000'      1977       Gulf of Mexico     Pennzoil Exploration and Production Co.
  116 (e) (f) (h)                                                              (l) Term (m) April 1994
  Rowan-Louisiana              350'/30,000'      1975       Gulf of Mexico     Torch Operating Company
  84 (e) (f) (h)                                                               (l) Multiple Well (m) March 1994;
                                                                               Pacific Gas & Electric
                                                                               (l) Single Well (Turnkey) (m) May 1994
  Rowan-Alaska                 350'/30,000'      1975       Gulf of Mexico     Pennzoil Exploration & Production Co.
  84 (e) (f) (h)                                                               (l) Term (m) July 1994
  Rowan-Texas                  250'/20,000'      1973       Gulf of Mexico     King Ranch Oil and Gas
  52                                                                           (l) Single Well (m) May 1994
  Rowan-Anchorage              250'/20,000'      1972       Gulf of Mexico     Pennzoil Exploration and Production Co.
  52 (e)                                                                       (l) Term (m) May 1994
  Rowan-New Orleans            250'/20,000'      1971       Gulf of Mexico     Samedan Oil Company
  52 (f) (g)                                                                   (l) Multiple Well (m) June 1994
  Rowan-Houston                250'/20,000'      1970       Gulf of Mexico     Pennzoil Exploration and Production Co.
  52                                                                           (l) Term (m) August 1994

Semi-Submersible Rig:
  Rowan-Midland              1,000'/25,000'      1976       Gulf of Mexico     Phillips Petroleum Company
                                                                               (l) Multiple Well (m) May 1994
Submersible Barges:
  Rowan-Fourchon                24'/30,000'      1970       Gulf of Mexico     Pennzoil Exploration and Production Co.
                                                                               (l) Multiple Well (m) March 30, 1994;
                                                                               Hall Houston Oil Company
                                                                               (l) Single Well (m) April 1994;
                                                                               Davis Petroleum Corporation
                                                                               (l) Single Well (Turnkey) (m) May 1994
  Rowan-Fairbanks               26'/25,000'      1975       Gulf of Mexico     Cold Stacked
  Rowan-Morgan City             26'/25,000'      1973       Gulf of Mexico     Davis Petroleum Corporation
                                                                               (l) Single Well (m) May 1994

ITEM 2.  PROPERTIES

            (Continued)

                ONSHORE (k)                                                    Contracting Party/
                                      Maximum                                       (l) Type of Contract
Description                   Drilling Depth                Location           (m) Estimated Release Date
- -----------                  ----------------               --------           -------------------------------
Two Rigs                     18,000'- 30,000'               Venezuela (o)      Not Committed
Three Rigs                       10,000'                    Venezuela          Lagoven
                                                                               (l) Term (m) April 1994
Seven Rigs                    18,000'-30,000'               Oklahoma & Texas   Not Committed
One Winterized Rig               20,000'                    Alaska             Arco Alaska, Inc.
                                                                               (l) Multiple Well (m) May 1994
Four Winterized Rigs             20,000'                    Alaska             Not Committed

______________________

(a) Classes 200-C ("Gorilla"), 116-C, 116, 84 and 52 are nomenclature assigned by LeTourneau, Inc. to jack-ups of its design and construction.
(b) Indicates rated water depth in current location and rated drilling depth, respectively.
(c)  Unit modified to increase operating capability in hostile environments.
(d)  Gorilla Class unit designed for hostile environment capability.
(e)  Unit equipped with a "top drive" drilling system.
(f)  Unit equipped with a "skid base" unit.
(g)  Unit equipped with drilling/heavy-lift crane option.
(h)  Unit equipped with leg extensions.
(i)  Rig sold December 1984 and leased back for 15 years.
(j)  Rig sold December 1985 and leased back for 15 years.
(k) Onshore rigs, including the three used rigs purchased in 1991, were constructed at various dates between 1960 and 1982, utilizing, in some instances, new as well as used equipment. Most of the older rigs have been substantially rebuilt subsequent to their respective dates of construction.
(l) Refer to "Contracts" on page 4 of this Form 10-K for definition of types of contracts.
(m)  Indicates estimated completion date of work to be performed.
(n)  Currently under tow from Alaska.
(o)  Rigs currently being shipped to the United States.

     The Company's Drilling Division leases and, in some cases, owns various operating and administrative facilities generally consisting of office, maintenance and storage space in the states of Alaska, Texas and Louisiana and, on a foreign basis, in the countries of Canada, Venezuela, England, Scotland, The Netherlands, and Trinidad.

AIRCRAFT

        At March 1, 1994 the U.S.-based Company-owned helicopter fleet consisted of 14 twin-engine turbine IFR rated Bell 212 helicopters (14 passenger), 16 twin-engine turbine IFR rated Bell 412 helicopters (14 passenger), 31 twin-engine turbine MBB BO-105CBS helicopters (five passenger), two Aerospatiale 332L Super Puma helicopters (19 passenger) and 31 various single-engine turbine helicopters (four to six passenger). The U.S.-based fixed-wing fleet of Company-owned aircraft consisted of four Convair 580s (44 passenger), nine DeHavilland Twin Otters (9-19 passenger), one DeHavilland Dash 8 (37 passenger), one Lear Jet 35A (six passenger) and one Beechcraft King Air 200C (six passenger).

        Helicopters owned by KLM ERA on March 1, 1994 consisted of six twin-engine turbine IFR rated Sikorsky S-61N helicopters (26 passenger) and five twin-engine turbine IFR rated Sikorsky S-76B helicopters (13 passenger).

        The Company's principal aircraft bases in Alaska, all located on leased property, are a fixed-wing air service center (57,000 square feet of hangar, repair and office facilities) at Anchorage International Airport, with an adjacent helicopter hangar facility (14,800 square feet) and hangar, office and repair facilities at Fairbanks International Airport (13,000 square feet). The Company also maintains similar, smaller helicopter facilities in Alaska at Deadhorse, Juneau, Valdez and Yakutat.

        The Company's principal facilities to accommodate its Gulf of Mexico operations are located on leased property at Lake Charles Regional Airport.The facilities, comprising 53,000 square feet, include helicopter hangars, a repair facility and an operations and administrative building. The Company also operates a helicopter facility (20,700 square feet of hangar, repair and office facilities) located on leased property at the Terrebonne Airport in Houma, Louisiana and a helicopter facility (5,700 square feet of hangar, repair and office facilities) located on leased property in New Iberia, Louisiana.

        KLM ERA's principal facilities to accommodate its operations in the Dutch sector of the North Sea include bases in Amsterdam and Den Helder. The Amsterdam facility, comprising 149,000 square feet leased and 17,000 square feet subleased, includes helicopter hangars, a repair facility, an operations/administrative building and a passenger waiting area. The Den Helder facility, comprising 35,000 square feet, includes a helicopter hangar, a repair facility and an operations/administrative building. The Amsterdam operations are scheduled for shutdown and consolidation with the Den Helder operations by the fourth quarter of 1994.

Manufacturing Facilities

        LeTourneau's principal manufacturing facility and headquarters are located in Longview, Texas on approximately 2,400 acres with approximately 1.2 million square feet under roof. Included within the facility are: A mini-steel mill having approximately 330,000 square feet of covered work space and housing two 25-ton electric arc furnaces having an aggregate 120,000 tons per year capacity; a fabrication shop having approximately 300,000 square feet of covered work space and housing a 3,000 ton vertical bender for making roll-ups or flattening materials up to 2 1/2 inches thick by 11 feet wide; a machine shop having approximately 140,000 square feel of covered work space and housing various types of machinery; and an assembly shop have approximately 124,000 square feel and housing various types of machinery.

        The marine division's facility located in Vicksburg, Mississippi is located on 1,850 acres of land and has approximately 476,000 square feet of covered work space. This facility is currently closed and the businesses formerly carried on at this location have been relocated to the Longview, Texas facility.

        The LeTourneau Portland Division's distributor for forest products in the Northwestern United States, is located on a six acre site in Troutdale, Oregon with approximately 22,000 square feet of building space.

        The Western Mining Division of LeTourneau located in Tucson, Arizona is housed in a 20,000 square foot leased facility. It functions as the distributor for LeTourneau's mining equipment products in the Western United States.

ITEM 3.   LEGAL PROCEEDINGS

        The Company is involved from time to time in litigation arising out of the conduct of the Company's operations and other matters, not all the potential liabilities with respect to which are covered by the terms of the Company's insurance policies. While the Company is unable to predict the ultimate liabilities which may result from such litigation, the Company believes that no such litigation in which the Company was involved as of March 31, 1994 will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the Company's common stockholders during the fourth quarter of the fiscal year ended December 31, 1993.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, positions, years of accredited service and ages of the officers of the Company and certain officers of the Company's wholly-owned subsidiary, Era Aviation, Inc., as of March 24, 1994 are listed below. Officers of both entities are normally appointed annually by the entities' Board of Directors at the bylaws prescribed meetings held in the spring and serve at the discretion of the Board of Directors. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

                                                           Years of
                                                          Accredited
       Name                       Position                 Service      Age
- --------------------  --------------------------------    ----------   -----
Executive Officers of the Registrant:

C. R. Palmer          Chairman of the Board, President        34         59
                        and Chief Executive Officer
R. G. Croyle          Executive Vice President                20         51
D. F. McNease         Senior Vice President, Drilling         19         42
John L. Buvens        Vice President, Legal                   13         38
James B. Davis        Vice President, Engineering             20         43
Paul L. Kelly         Vice President, Special Projects        11         54
Bill S. Person        Vice President, Industrial Relations    26         45
William C. Provine    Vice President, Investor Relations       7         47
E. E. Thiele          Vice President, Finance, Adminis-       24         54
                        tration and Treasurer

Other Officers of the Registrant:

Mark H. Hay           Secretary and Assistant Treasurer       15         49
P. G. Wheeler         Assistant Treasurer                     19         46
Lynda A. Aycock       Assistant Treasurer                     22         47

Certain Officers of Era Aviation, Inc.:

C. W. Johnson         President and Chief Operating Officer   16         50
James Vande Voorde    Vice President                          20         54

     Each of the executive officers and other officers of the Company and the two officers of Era Aviation, Inc. listed above continuously served in the position shown above for more than the past five years except as noted in the following paragraphs.

     Since October 1993, Mr. Croyle's principal occupation has been in the position set forth. For more than five years prior to that time, Mr. Croyle served as Vice President, Legal of the Company.

     Since October 1993, Mr. McNease's principal occupation has been in the position set forth. From April 1991 to October 1993, Mr. McNease served as Vice President, Drilling of the Company. For more than five years prior to that time, he served as Vice President of Rowandrill, Inc., a subsidiary of the Company.

        Since October 1993, Mr. Buvens' principal occupation has been in the position set forth. For more than five years prior to that time, Mr. Buvens served as an Attorney for the Company.

        Since October 1993, Mr. Davis' principal occupation has been in the position set forth. From January 1990 to October 1993, Mr. Davis served as Manager of Engineering/Purchasing & Chief Engineer of the Company. From June 1989 to January 1990, he served as, he served as an Engineer for the Company. For more than five years prior to that time, he served as a Tool Pusher for the Company.

        Since October 1993, Mr. Person's principal occupation has been in the position set forth. From April 1990 to October 1993, Mr. Person served as Director of British American Offshore Limited, a subsidiary of the Company.
For more than five years prior to that time, he served as Manager of Industrial Relations of the Company.

        Since October 1993, Mr. Provine's principal occupation has been in the position set forth. For more than five years prior to that time, Mr. Provine served as Vice President of Rowandrill, Inc., a subsidiary of the Company.

        Since January 1994, Mr. Thiele's principal occupation has been in the position set forth. From February 1989 to January 1994, Mr. Thiele served as Vice President, Administration and Finance.

        Since October 1993, Ms. Aycock's principal position has been in the position set forth. For more than five years prior to that time, Ms. Aycock served as an Accountant for the Company.

        Since December 1993, Mr. Johnson's principal occupation has been in the position set forth. For more than five years prior to that time, Mr. Johnson served as Executive Vice President of Era Aviation, Inc., a subsidiary of the Company.

        In addition to serving in the position shown above, Mr. Wheeler has also served as Corporate Tax Director of the Company for more than five years.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information required hereunder regarding the Common Stock price range and cash dividend information for 1993 and 1992 and the number of holders of Common Stock is set forth on page 26 of the Company's Annual Report under the title "Common Stock Price Range, Cash Dividends and Stock Splits", and is incorporated herein by reference, except for the final two paragraphs under such title. Also incorporated herein by reference to the Annual Report is the first paragraph in the right hand column appearing on page 14 within "Management's Discussion and Analysis of Financial Condition and Results of Operations", such paragraph providing information pertinent to the Company's ability to pay cash dividends subject to certain restrictions. The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required hereunder is set forth on pages 10 and 11 of the Company's Annual Report under the title "Twelve Year Financial Review" and is incorporated herein by reference except for the information for the years 1988, 1987, 1986, 1985, 1984, 1983, and 1982.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required hereunder is set forth on pages 12, 13 and 14 under the title "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K on page 21 of this Form 10-K for a listing of financial statements of the registrant and its subsidiaries, all of which financial statements are incorporated by reference under this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information provided under the columns entitled Name, Principal Occupation for the Past Five Years, Age and Year First Became Director in the table on pages 5 and 6, in footnotes (1) and (3) on page 6 and in the paragraph following footnote (5) on page 4 of the Proxy Statement for the Company's 1994 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. There are no family relationships among the directors or nominees for directors and the executive officers of the Company, nor any arrangements or understandings between any director or nominee for director and any other person pursuant to which such director or nominee for director was selected. Except as otherwise indicated, each director or nominee for director of the Company has been employed or engaged for the past five years in the principal occupation set forth opposite his name in the information incorporated by reference. See ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT on pages 18 and 19 of this Form 10-K for information relating to executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

   The standard arrangement for compensating directors described in footnote (2) on page 6 of the Proxy Statement and the information appearing under the titles "Summary Compensation Table", "Option Grants in Last Fiscal Year", Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values",
"Option Plans", "Convertible Debenture Incentive Plan" and "Pension Plans" on pages 8 through 11 of the Proxy Statement are incorporated herein by reference. In accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Proxy Statement under the titles "Board Compensation Committee Report on Executive Compensation" and "Stockholder
Return Performance Presentation" shall not be deemed to be filed as part of this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding security ownership of certain beneficial owners and management of the Company set forth under the headings "Voting Securities Outstanding" appearing on page 2 and "Security Ownership of Management and Principal Stockholders" appearing on pages 2 through 4 of the Proxy Statement is incorporated herein by reference.

     The business address of all directors is the principal executive offices of the Company as set forth on the facing page of this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain business relationships and transactions between the Company and certain of the directors of the Company under the heading "Certain Transactions" appearing on page 14 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)1.  Financial Statements

             The following financial statements and independent auditors' report, included in the Annual Report, are incorporated herein by reference:

                                                                    Page of 1993
                                                                   Annual Report
                                                                   -------------

             Independent Auditors' Report.............................   15
             Consolidated Balance Sheet,
              December 31, 1993 and 1992..............................   16
             Consolidated Statement of Operations for the
              Years Ended December 31, 1993, 1992 and 1991............   17
             Consolidated Statement of Changes in Stockholders'
              Equity for the Years Ended December 31, 1993, 1992
              and 1991................................................   18
             Consolidated Statement of Cash Flows for
              the Years Ended December 31, 1993, 1992 and 1991........   19
             Notes to Consolidated Financial Statements...............   20
             Selected Quarterly Financial Data (Unaudited) for
              the Quarters Ended March 31, June 30, September 30
              and December 31, 1993 and 1992..........................   26

      2.  Financial Statement Schedules
                                                                      Page of
                                                                    This Report
                                                                    -----------

          Independent Auditors' Report..............................     27
          V  - Property and Equipment for the Years Ended
                December 31, 1993, 1992 and 1991....................     28
          VI - Accumulated Depreciation and Amortization
                of Property and Equipment for the Years
                Ended December 31, 1993, 1992 and 1991..............     30
          IX - Short-Term Borrowings for the Years Ended
                December 31, 1993, 1992 and 1991....................     31

     Financial Statement Schedules I, II, III, IV, VII, VIII, X, XI, XII, XIII and XIV have been omitted as not required, not significant or because the required information is shown in Notes to the Consolidated Financial Statements of the Company's Annual Report.

3.   Exhibits:

     Unless otherwise indicated below as being incorporated by reference to another filing of the Company with the Securities and Exchange Commission, each of the following exhibits is filed herewith:

     3a Restated Certificate of Incorporation of the Company, dated February 17, 1984, incorporated by reference to: Exhibit 3a to the Company's Form 10-K for the fiscal year ended December 31, 1983 (File No. 1-5491); Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 33-13544); and Exhibits 4a, 4b, 4c and 4d below.

     3b Bylaws of the Company amended as of April 23, 1993, incorporated by reference to Exhibit 3 to the Company's Form 10Q for the quarter ended March 31, 1993 (File No. 1-5491).

     4a Certificate of Designation of the Company's $2.125 Convertible Exchangeable Preferred Stock incorporated by reference to
              Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 33-6476).

     4b Certificate of Designation of the Company's Series I Preferred Stock incorporated by reference to Exhibit 4b to the Company's Form 10-K for the fiscal year ended December 31, 1986 (File No.1-5491).

     4c Certificate of Designation of the Company's Series II Preferred Stock incorporated by reference to Exhibit 4c to the Company's Form 10-K for the fiscal year ended December 31, 1987 (File No.1-5491).

     4d Certificate of Designation of the Company's Series A Junior Preferred Stock dated March 2, 1992 incorporated by reference to Exhibit 4d to the Company's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-5491).

     4e Rights Agreement dated as of February 25, 1992 between the Company and Citibank, N.A. as Rights Agent incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 2, 1992 (File No. 1-5491).

     4f Indenture dated December 1, 1991 between the Company and Bankers Trust Company, as Trustee, relating to the Company's 11-7/8% Senior Notes due 2001 incorporated by reference to
              Exhibit 28.1 to the Company's Current Report on Form 8-K dated December 12, 1991 (File No. 1-5491).

     4g Specimen Common Stock certificate, incorporated by reference to Exhibit 4g to the Company's Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).

     10a 1980 Nonqualified Stock Option Plan of the Company together with form of Stock Option Agreement related thereto incorporated by reference to Exhibit 5.10 to the Company's Registration Statement on Form S-7 (Registration No. 2-68622).

     10b 1988 Nonqualified Stock Option Plan of the Company as amended together with form of Stock Option Agreement related thereto incorporated by reference to Exhibit 10b of the Company's Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).

        10c Amendment No. 1 dated October 25, 1990, to all then outstanding Stock Option Agreements related to the 1980 Nonqualified Stock Option Plan of the Company incorporated by reference to Exhibit 10c to the Company's Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-5491).

        10d Amendment No. 2 dated May 23, 1991, to all then outstanding Stock Option Agreements related to the 1980 Nonqualified Stock Option Plan of the Company incorporated by reference to
                 Exhibit 10d to the Company's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-5491).

        10e Amendment No. 1 dated October 25, 1990, to all then outstanding Stock Option Agreements related to the 1988 Nonqualified Stock Option Plan of the Company incorporated by reference to Exhibit 10d to the Company's Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-5491).

        10f Amendment No. 2 dated May 23, 1991, to all then outstanding Stock Option Agreements related to the 1988 Nonqualified Stock Option Plan of the Company incorporated by reference to
                 Exhibit 10f to the Company's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-5491).

        10g 1986 Convertible Debenture Incentive Plan of the Company incorporated by reference to Exhibit 10b to the Company's Form 10-K for the fiscal year ended December 31, 1986 (File No.1-5491).

        10h Pension Restoration Plan of the Company incorporated by reference to Exhibit 10h to the Company's Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).

        10i Credit Agreement dated September 22, 1986 (including amendatory letter dated March 25, 1987) and First Preferred Ship Mortgage dated November 7, 1986 between the Company and Marathon LeTourneau Company incorporated by reference to
                 Exhibit 10c to the Company's Form 10-K for the fiscal year ended December 31, 1986 and amendatory letter dated February 21, 1992 incorporated by reference to Exhibit 10h to the Company's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-5491).

        10j Participation Agreement dated December 1, 1984 between the Company and Textron Financial Corporation et al. and Bareboat Charter dated December 1, 1984 between the Company and Textron Financial Corporation et al. incorporated by reference to
                 Exhibit 10c to the Company's Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).

        10k Participation Agreement dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al. and Bareboat Charter dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al. incorporated by reference to
                 Exhibit 10d to the Company's Form 10-K for the fiscal year ended December 31, 1985 (File No.1-5491).

        10l Corporate Continuing Guaranty dated December 31, 1986 between Shearson Lehman Brothers Holdings Inc. and the Company incorporated by reference to Exhibit 10h to the Company's Form 10-K for the fiscal year ended December 31, 1986 (File No.1-5491).

        10m Corporate Continuing Guaranty dated September 10, 1987 between Shearson Lehman Brothers Holdings Inc. and the Company incorporated by reference to Exhibit 10i to the Company's Form 10-K for the fiscal year ended December 31, 1987 (File No.1-5491).

        10n Cross-Border Corporate Continuing Guaranty dated May 29, 1991 between Citicorp and the Company's wholly-owned subsidiary, Rowan International,

                 Inc. incorporated by reference to Exhibit 10o to the Company's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-5491).

        10o Consulting Agreement dated March 1, 1991 between the Company and C. W. Yeargain incorporated by reference to Exhibit 10K to the Company's Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-5491).

        10p Acquisition Agreement dated as of November 7, 1991, among KLM Royal Dutch Airlines, Blue Yonder I B.V., KLM Helikopters B.V. and Rowan Aviation (Netherlands) B.V. incorporated by reference to Exhibit 28.1 to the Company's Current Report on Form 8-K dated November 7, 1991 (File No. 1-5491).

        10q Business Loan Agreement dated January 27, 1993 between Key Bank of Alaska and the Company's wholly-owned subsidiary, Era Aviation, Inc. incorporated by reference to Exhibit 10s to the Company's Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).

        10r Asset Purchase Agreement dated as of November 12, 1993, among Rowan Companies, Inc., Rowan Equipment, Inc., General Cable Corporation, Marathon LeTourneau Company, Marathon LeTourneau Sales & Service Company and Marathon LeTourneau Australia Pty. Ltd. incorporated by reference to the Company's Current Report on Form 8-K dated February 11, 1994 (File No. 1-5491).

        11 Computation of Primary and Fully Diluted Earnings (Loss) Per Share for the years ended December 31, 1993, 1992 and 1991 appearing on page 32 in this Form 10-K.

       *13       Annual Report to Stockholders for fiscal year ended December
                 31, 1993.

        21       Subsidiaries of the Registrant as of March 31, 1994.

        23       Independent Auditors' Consent.

        24 Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 1993.

        The Company agrees to furnish to the Commission upon request a copy of all instruments defining the rights of holders of long-term debt of the Company and its subsidiaries.
________________________________

* Only portions specifically incorporated herein are deemed to be filed.



                          EXECUTIVE COMPENSATION PLANS
                                AND ARRANGEMENTS

        Compensatory plans in which directors and executive officers of the Company participate are listed as follows:

   . 1980 Nonqualified Stock Option Plan of the Company together with form of Stock Option Agreement related thereto incorporated by reference to
        Exhibit 5.10 to the Company's Registration Statement on Form S-7 (Registration No. 2-68622); Amendment No. 1 dated October 25, 1990, to all then outstanding Stock Option Agreements related to such Plan incorporated by reference to Exhibit 10c to the Company's Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-5491); and Amendment No. 2 dated May 23, 1991, to all then outstanding Stock Option Agreements related to such Plan incorporated by reference to
        Exhibit 10d to the Company's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-5491).

   . 1988 Nonqualified Stock Option Plan of the Company as amended together with form of Stock Option Agreement related thereto incorporated by reference to Exhibit 10b to the Company's Form 10-K for the fiscal year ended December 31,

        1992 (File No. 1-5491; Amendment No. 1 dated October 25, 1990, to all then outstanding Stock Option Agreements related to such Plan incorporated by reference to Exhibit 10d to the Company's Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-5491); and Amendment No. 2 dated May 23, 1991, to all then outstanding Stock Option Agreements related to such Plan incorporated by reference to
        Exhibit 10f to the Company's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-5491).

   . 1986 Convertible Debenture Incentive Plan of the Company incorporated by reference to Exhibit 10b to the Company's Form 10-K for the fiscal year ended December 31, 1986 (File No. 1-5491).

   .    Pension Restoration Plan of the Company incorporated by reference to
        Exhibit 10h to the Company's Form 10-K for the fiscal year ended December 31, 1992 (File 1-5491).


      (b)        Reports on Form 8-K:

           . No reports on Form 8-K were filed by the Registrant during the fourth quarter of fiscal year 1993.

           . Subsequent to December 31, 1993, the Company filed a Current Report on Form 8-K as follows:

                 A report dated February 21, 1994 under ITEM 2. ACQUISITION OR DISPOSITION OF ASSETS in which the Company reported the acquisition of substantially all of the assets, and assumption of certain related liabilities, of Marathon LeTourneau Company and two of its subsidiaries. Marathon LeTourneau is a wholly-owned subsidiary of General Cable Corporation. Filed by amendment on Form 8-K/A dated March 31, 1994 were related financial statements of the Company on a pro forma basis and financial statements of Marathon LeTourneau Company on a historical basis.


        For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant Registration Statements on Form S-8 Nos. 2-67866 (filed May 22, 1980), 2-58700, as amended by
Post-Effective Amendment No. 4 (June 11, 1980), 33-33755, as amended by Amendment No. 1 (filed March 29, 1990), 33-61444 (filed April 23, 1993), 33-51103 (filed November 18, 1993) 33-51105 (filed November 18, 1993)
and 33-51109 (filed November 18, 1993):

                 Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the act and will be governed by the final adjudication of such issue.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ROWAN COMPANIES, INC.


                                         By:  C. R. PALMER
                                             (C. R. Palmer, Chairman of
                                              the Board, President and
                                              Chief Executive Officer)

                                         Date:  March 31, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                       Title                        Date

 C. R. PALMER              Chairman of the Board, President      March 31, 1994
  (C. R. Palmer)           and Chief Executive Officer

 E. E. THIELE              Principal Financial Officer and       March 31, 1994
  (E. E. Thiele)           Principal Accounting Officer

                           Director
- ------------------------
   (Ralph E. Bailey)

* HENRY O. BOSWELL        Director                              March 31, 1994
   (Henry O. Boswell)

* H. E. LENTZ              Director                              March 31, 1994
   (H. E. Lentz)

* WILFRED P. SCHMOE        Director                              March 31, 1994
   (Wilfred P. Schmoe)

* CHARLES P. SIESS, JR.   Director                              March 31, 1994
   (Charles P. Siess, Jr.)

* PETER SIMONIS            Director                              March 31, 1994
   (Peter Simonis)

* C. W. YEARGAIN           Director                              March 31, 1994
   (C. W. Yeargain)

* BY C. R. PALMER                                                March 31, 1994
     (C. R. Palmer, Attorney-in-fact)

                         INDEPENDENT AUDITORS' REPORT



Rowan Companies, Inc. and Subsidiaries:


     We have audited the consolidated financial statements of Rowan Companies, Inc. and Subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated March 7, 1994; such financial statements and report are included in your 1993 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Rowan Companies, Inc. and Subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion,such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE
DELOITTE & TOUCHE


Houston, Texas
March 7, 1994

                    ROWAN COMPANIES, INC. AND SUBSIDIARIES           SCHEDULE V
                             PROPERTY AND EQUIPMENT
                                 (In Thousands)


                                                  Balance at                                                            Balance at
                                                  Beginning        Additions        Retirements                            Close
              Classification                      of Period         at Cost          or Sales            Other          of Period
              --------------                      ----------       ----------       ----------        ----------        ----------
FOR THE YEAR ENDED DECEMBER 31, 1993:
    Drilling equipment                              $  892,441      $    9,489      $      116                          $  901,814
    Drill pipe and tubular equipment                    47,175           2,489           1,140                              48,524
    Other drilling equipment                               177              23                                                 200
                                                    ----------      ----------      ----------        ----------        ----------
      Total drilling equipment                         939,793          12,001           1,256                             950,538
                                                    ----------      ----------      ----------        ----------        ----------

    Aircraft and related equipment                     162,001           7,780           2,990                             166,791
                                                    ----------      ----------      ----------        ----------        ----------

    Transportation equipment                            20,122             371             255                              20,238
    Leasehold, building and yard improvements           34,657             548              95                              35,110
    Furniture, fixtures and office equipment             5,005             262              16                               5,251
    Land                                                 3,868             806                                               4,674
    Shop tools and equipment                             8,319             221               7                               8,533
                                                    ----------      ----------      ----------        ----------        ----------
      Total other property and equipment                71,971           2,208             373                              73,806
                                                    ----------      ----------      ----------        ----------        ----------

    Oil, gas and mineral properties                      7,830                                                               7,830
                                                    ----------      ----------      ----------        ----------        ----------

          TOTAL                                     $1,181,595      $   21,989      $    4,619                          $1,198,965
                                                    ==========      ==========      ==========        ==========        ==========


FOR THE YEAR ENDED DECEMBER 31, 1992:
    Drilling equipment                              $  869,409      $   23,363      $      331                          $  892,441
    Drill pipe and tubular equipment                    43,793           5,094           1,712                              47,175
    Other drilling equipment                               177                                                                 177
                                                    ----------      ----------      ----------        ----------        ----------
      Total drilling equipment                         913,379          28,457           2,043                             939,793
                                                    ----------      ----------      ----------        ----------        ----------

    Aircraft and related equipment                     158,361           7,201           3,561                             162,001
                                                    ----------      ----------      ----------        ----------        ----------

    Transportation equipment                            19,016           1,255             265        $      116            20,122
    Leasehold, building and yard improvements           32,813           1,844                                              34,657
    Furniture, fixtures and office equipment             4,912             257              48              (116)            5,005
    Land                                                 3,868                                                               3,868
    Shop tools and equipment                             7,812             514               7                               8,319
                                                    ----------      ----------      ----------        ----------        ----------
      Total other property and equipment                68,421           3,870             320                 0            71,971
                                                    ----------      ----------      ----------        ----------        ----------
    Oil, gas and mineral properties                      7,830                                                               7,830
                                                    ----------      ----------      ----------        ----------        ----------
          TOTAL                                     $1,147,991      $   39,528      $    5,924        $        0        $1,181,595
                                                    ==========      ==========      ==========        ==========        ==========

                    ROWAN COMPANIES, INC. AND SUBSIDIARIES           SCHEDULE V
                            PROPERTY AND EQUIPMENT
                                (In Thousands)

                                                 Balance at                                                              Balance at
                                                 Beginning         Additions         Retirements                           Close
                        Classification           of Period          at Cost           or Sales            Other          of Period
                        --------------           ----------        ----------        ----------        ----------        ----------
FOR THE YEAR ENDED DECEMBER 31, 1991:
   Drilling equipment                              $  843,780      $   26,586        $      957                          $  869,409
   Drill pipe and tubular equipment                    41,312           4,341             1,860                              43,793
   Other drilling equipment                               172               5                                                   177
                                                   ----------      ----------        ----------        ----------        ----------
     Total drilling equipment                         885,264          30,932             2,817                             913,379
                                                   ----------      ----------        ----------        ----------        ----------

   Aircraft and related equipment                     138,327          20,855               821                             158,361
                                                   ----------      ----------        ----------        ----------        ----------

   Transportation equipment                            18,381           1,155               520                              19,016
   Leasehold, building and yard improvements           31,524           2,023               734                              32,813
   Furniture, fixtures and office equipment             4,322           1,235               645                               4,912
   Land                                                 3,868                                                                 3,868
   Shop tools and equipment                             6,421           1,433                42                               7,812
   Lease and well equipment                                 2                                 2                                   0
                                                   ----------      ----------        ----------        ----------        ----------
     Total other property and equipment                64,518           5,846             1,943                              68,421
                                                   ----------      ----------        ----------        ----------        ----------
   Oil, gas and mineral properties                      8,986             (14)            1,142                               7,830
                                                   ----------      ----------        ----------        ----------        ----------

         TOTAL                                     $1,097,095      $   57,619        $    6,723                          $1,147,991
                                                   ==========      ==========        ==========        ==========        ==========

                                                                    SCHEDULE VI
                    ROWAN COMPANIES, INC. AND SUBSIDIARIES
                   ACCUMULATED DEPRECIATION, DEPLETION AND
                    AMORTIZATION OF PROPERTY AND EQUIPMENT
                                (In Thousands)

                                                                   Additions
                                                 Balance at       Charged to          Deductions                         Balance at
                                                 Beginning         Costs and         Retirements                            Close
           Classification                        of Period          Expenses          or Sales            Other          of Period
           --------------                        ----------        ----------        ----------        ----------        ----------
FOR THE YEAR ENDED DECEMBER 31, 1993:
  Drilling equipment                             $  480,206        $   37,032        $       94                          $  517,144
  Drill pipe and tubular equipment                   29,703             2,148               960                              30,891
  Other drilling equipment                              172                                                                     172
  Aircraft and related equipment                     90,047             8,982             2,316                              96,713
  Transportation equipment                           13,753               916               241                              14,428
  Leasehold, building and yard improvements          13,785             1,345                20                              15,110
  Furniture, fixtures and office equipment            2,702               338                 7                               3,033
  Shop tools and equipment                            5,578               880                 7                               6,451
  Oil, gas and mineral properties                     7,830                                                                   7,830
                                                 ----------        ----------        ----------        ----------        ----------
        TOTAL                                    $  643,776        $   51,641        $    3,645                          $  691,772
                                                 ==========        ==========        ==========        ==========        ==========

FOR THE YEAR ENDED DECEMBER 31, 1992:
  Drilling equipment                             $  444,240        $   36,105        $      139                          $  480,206
  Drill pipe and tubular equipment                   29,467             1,584             1,348                              29,703
  Other drilling equipment                              172                                                                     172
  Aircraft and related equipment                     81,647             9,494             1,094                              90,047
  Transportation equipment                           12,649             1,326               226        $        4            13,753
  Leasehold, building and yard improvements          12,444             1,341                                                13,785
  Furniture, fixtures and office equipment            2,340               376                10                (4)            2,702
  Shop tools and equipment                            4,721               864                 7                               5,578
  Oil, gas and mineral properties                     7,830                                                                   7,830
                                                 ----------        ----------        ----------        ----------        ----------
        TOTAL                                    $  595,510        $   51,090        $    2,824        $        0        $  643,776
                                                 ==========        ==========        ==========        ==========        ==========


FOR THE YEAR ENDED DECEMBER 31, 1991:
  Drilling equipment                             $  407,506        $   37,509        $      775                          $  444,240
  Drill pipe and tubular equipment                   29,690             1,155             1,378                              29,467
  Other drilling equipment                              172                                                                     172
  Aircraft and related equipment                     72,002            10,371               726                              81,647
  Transportation equipment                           11,765             1,307               423                              12,649
  Leasehold, building and yard improvements          11,912             1,229               697                              12,444
  Furniture, fixtures and office equipment            2,591               362               613                               2,340
  Shop tools and equipment                            4,087               676                42                               4,721
  Oil, gas and mineral properties                     7,762                68                                                 7,830
                                                 ----------        ----------        ----------        ----------        ----------
        TOTAL                                    $  547,487        $   52,677        $    4,654                          $  595,510
                                                 ==========        ==========        ==========        ==========        ==========

                                                                    SCHEDULE IX



                    ROWAN COMPANIES, INC. AND SUBSIDIARIES
                             SHORT-TERM BORROWINGS
                                (In thousands)



                                                                Maximum Amount      Average Amount        Weighted
          Category of              Balance       Weighted         Outstanding         Outstanding      Average Interes
      Aggregate Short-term         at End        Average            at Any            During the         Rate During
          Borrowings              of Period   Interest Rate        Month End            Period           the Period
- -----------------------------    ----------- ---------------    --------------      --------------     ---------------
Year ended December 31, 1993

        Note payable to bank (A)                                    $10,000

Year ended December 31, 1992

        None

Year ended December 31, 1991

        Note payable to bank (B)                                    $15,000

     (A) The only borrowing during the period was for $10,000,000. The proceeds were received on March 31, 1993, and the loan was repaid on June 18, 1993. The borrowing carried a weighted average interest rate of 4.67%.

     (B) The only borrowing during the period was for $15,000,000. The proceeds were received on November 27, 1991, and the loan was repaid on December 17, 1991. The borrowing carried a fixed interest rate of 6.31%.

                                                                     EXHIBIT 11



                    ROWAN COMPANIES, INC. AND SUBSIDIARIES
                       COMPUTATION OF PRIMARY AND FULLY
                      DILUTED EARNINGS (LOSS) PER SHARE
                   (in thousands except per share amounts)


                                                                  For the Year Ended December 31
                                                              ----------------------------------------
                                                                  1993          1992           1991
                                                              ----------     ----------     ----------
Weighted average shares of common stock
   outstanding                                                  78,924         73,021         72,728
Stock options (treasury stock method)                            1,377 (A)      1,305 (A)      1,306 (A)
                                                              --------       --------       --------
Weighted average shares for primary
   earnings (loss) per share calculation                        80,301         74,326         74,034
Stock options (treasury stock method)                                              30 (A)
Shares issuable from assumed conversion
   of floating rate subordinated
   convertible debentures                                          516 (A)        652 (A)        652 (A)
                                                              --------       --------       --------
Weighted average shares for fully diluted
   earnings (loss) per share calcultion                         80,817         75,008         74,686
                                                              ========       ========       ========
Income (loss) before extraordinary charge                     $(13,259)      $(73,753)      $(38,741)
Extraordinary charge                                                                          (5,627)
Net income (loss) for primary calculation                      (13,259)       (73,753)       (44,368)
Subordinated debenture interest                                    282            353            480
                                                              --------       --------       --------
Net income (loss) for fully diluted
   calculation                                                $(12,977)      $(73,400)      $(43,888)
                                                              ========       ========       ========

Primary earnings (loss) per share:
    Income (loss) before extraordinary charge                 $  (0.17)      $  (0.99)      $  (0.52)
    Extraordinary charge                                                                       (0.08)
                                                              --------       --------       --------
    Net income (loss)                                         $  (0.17)      $  (0.99)      $  (0.60)
                                                              ========       ========       ========

Fully diluted earnings (loss) per share:
    Income (loss) before extraordinary charge                 $  (0.16)(B)   $  (0.98)(B)   $  (0.51)(B)
    Extraordinary charge                                                                       (0.08)
                                                              --------       --------       --------
    Net income (loss)                                         $  (0.16)(B)   $  (0.98)(B)   $  (0.59)(B)
                                                              ========       ========       ========



        Note: Reference is made to Note 1 to Consolidated Financial Statements regarding computation of per share amounts.


        (A) Included in accordance with Regulation S-K Item 601 (b)(11) although not required to be provided for by Accounting Principles Board Opinion No. 15 because the effect is insignificant.


        (B)  This calculation is submitted in accordance with regulation S-K
             Item 601(b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an antidilutive result.

                                 EXHIBIT INDEX
                                                                     Page 1 of 4

  Footnote                  Exhibit
  Reference                 Number                                   Exhibit Description
- -------------             -----------                  -------------------------------------------------
       (1)                    3a                       Restated Certificate of Incorporation of the Company, dated
                                                       February 17, 1984, incorporated by reference to: Exhibit 3a to the Company's Form 10-K for the fiscal year ended
                                                       December 31, 1983 (File No. 1-5491); Exhibit 4.2 to the
                                                       Company's Registration Statement on Form S-3 (Registration
                                                       No. 33-13544); and Exhibits 4a, 4b, 4c and 4d below.

       (1)                    3b                       Bylaws of the Company amended as of April 23, 1993
                                                       incorporated by reference to Exhibit 3 to the Company's
                                                       Form 10Q for the quarter ended March 31, 1993 (File No. 1-
                                                       5491).

       (1)                    4a                       Certificate of Designation of the Company's $2.125
                                                       Convertible Exchangeable Preferred Stock incorporated by
                                                       reference to Exhibit 4.2 to the  Company's Registration
                                                       Statement on Form S-3( Registration No. 33-6476).

       (1)                    4b                       Certificate of Designation of the Company's Series I
                                                       Preferred Stock incorporated by reference to Exhibit 4b to the Company's Form 10-K for the fiscal year ended December
                                                       31, 1986 (File No.1-5491).

       (1)                    4c                       Certificate of Designation of the Company's Series II
                                                       Preferred Stock incorporated by reference to Exhibit 4c to the Company's Form 10-K for the fiscal year ended December
                                                       31, 1987 (File  No.1-5491).

       (1)                    4d                       Certificate of Designation of the Company's Series A Junior
                                                       Preferred Stock dated March 2, 1992 incorporated by
                                                       reference to Exhibit 4d to the Company's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-5491).
       (1)                    4e                       Rights Agreement dated as of February 25, 1992 between the
                                                       Company and Citibank, N.A. as Rights Agent incorporated by reference to Exhibit 1 to the Company's Current Report on
                                                       Form 8-K dated March 2, 1992 (File No. 1-5491).

       (1)                    4f                       Indenture dated December 1, 1991 between the Company and
                                                       Bankers Trust Company, as Trustee, relating to the
                                                       Company's 11-7/8% Senior Notes due 2001 incorporated by
                                                       reference to Exhibit 28.1 to the Company's Current Report
                                                       on Form 8-K dated December 12, 1991 (File No. 1-5491).

       (1)                    4g                       Specimen Common Stock certificate, incorporated by
                                                       reference to Exhibit 4g to the Company's Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).

       (1)                    10a                      1980 Nonqualified Stock Option Plan of the Company together with form of Stock Option Agreement related thereto
                                                       incorporated by reference to Exhibit 5.10 to the Company's
                                                       Registration Statement on Form S-7 (Registration No.
                                                       2-68622).

                                 EXHIBIT INDEX
                                                                     Page 2 of 4

  Footnote                  Exhibit
  Reference                 Number                                     Exhibit Description
- -------------             -----------                  ------------------------------------------------
       (1)                    10b                      1988 Nonqualified Stock Option Plan of the Company as
                                                       amended together with form of Stock Option Agreement
                                                       related thereto incorporated by reference to Exhibit 10b of the Company's Form 10-K for the fiscal year ended December
                                                       31, 1992 (File No. 1-5491).

       (1)                    10c                      Amendment No. 1 dated October 25, 1990, to all then
                                                       outstanding Stock Option Agreements related to the 1980
                                                       Nonqualified Stock Option Plan of the Company incorporated by reference to Exhibit 10c to the Company's Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-5491).

       (1)                    10d                      Amendment No. 2 dated May 23, 1991, to all then outstanding
                                                       Stock Option Agreements related to the 1980 Nonqualified
                                                       Stock Option Plan of the Company incorporated by reference to Exhibit 10d to the Company's Form 10-K for the fiscal
                                                       year ended December 31, 1991 (File No. 1-5491).

       (1)                    10e                      Amendment No. 1 dated October 25, 1990, to all then
                                                       outstanding Stock Option Agreements related to the 1988
                                                       Nonqualified Stock Option Plan of the Company incorporated by reference to Exhibit 10d to the Company's Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-5491).

       (1)                    10f                      Amendment No. 2 dated May 23, 1991, to all then outstanding
                                                       Stock Option Agreements related to the 1988 Nonqualified
                                                       Stock Option Plan of the Company incorporated by reference to Exhibit 10f to the Company's Form 10-K for the fiscal
                                                       year ended December 31, 1991 (File No. 1-5491).

       (1)                    10g                      1986 Convertible Debenture Incentive Plan of the Company
                                                       incorporated by reference to Exhibit 10b to the Company's
                                                       Form 10-K for the fiscal year ended December 31, 1986 (File
                                                       No.1-5491).

       (1)                    10h                      Pension Restoration Plan of the Company incorporated by
                                                       reference to Exhibit 10h to the Company's Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).

       (1)                    10i                      Credit Agreement dated September 22, 1986 (including
                                                       amendatory letter dated March 25, 1987) and First Preferred
                                                       Ship Mortgage dated November 7, 1986 between the Company
                                                       and Marathon LeTourneau Company incorporated by reference
                                                       to Exhibit 10c to the Company's Form 10-K for the fiscal
                                                       year ended December 31, 1986 and amendatory letter dated
                                                       February 21, 1992 incorporated by reference to Exhibit 10h to the Company's Form 10-K for the fiscal year ended
                                                       December 31, 1991 (File No. 1-5491).

       (1)                    10j                      Participation Agreement dated December 1, 1984 between the
                                                       Company and Textron Financial Corporation et al. and
                                                       Bareboat Charter dated December 1, 1984 between the Company and Textron Financial Corporation et al. incorporated by
                                                       reference to Exhibit 10c to the Company's Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).

                                 EXHIBIT INDEX
                                                                     Page 3 of 4

  Footnote                  Exhibit
  Reference                 Number                                     Exhibit Description
- -------------             -----------                  ------------------------------------------------
       (1)                    10k                      Participation Agreement dated December 1, 1985 between the
                                                       Company and Eaton Leasing Corporation et. al. and Bareboat
                                                       Charter dated December 1, 1985 between the Company and
                                                       Eaton Leasing Corporation et. al. incorporated by reference to Exhibit 10d to the Company's Form 10-K for the fiscal
                                                       year ended December 31, 1985  (File  No.1-5491).

       (1)                    10l                      Corporate Continuing Guaranty dated December 31, 1986
                                                       between Shearson  Lehman Brothers Holdings Inc. and the
                                                       Company incorporated by reference to Exhibit 10h to the
                                                       Company's Form 10-K for the fiscal year ended December 31,
                                                       1986 (File  No.1-5491).

       (1)                    10m                      Corporate Continuing Guaranty dated September 10, 1987
                                                       between Shearson  Lehman Brothers Holdings Inc. and the
                                                       Company incorporated by reference to Exhibit 10i to the
                                                       Company's Form 10-K for the fiscal year ended December 31,
                                                       1987 (File  No.1-5491).

       (1)                    10n                      Cross-Border Corporate Continuing Guaranty dated May 29,
                                                       1991 between Citicorp and the Company's wholly-owned
                                                       subsidiary, Rowan International, Inc. incorporated by
                                                       reference to Exhibit 10o to the Company's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-5491).

       (1)                    10o                      Consulting Agreement dated March 1, 1991 between the
                                                       Company and C. W. Yeargain incorporated by reference to
                                                       Exhibit 10K to the Company's Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-5491).

       (1)                    10p                      Acquisition Agreement dated as of November 7, 1991, among
                                                       KLM Royal Dutch Airlines, Blue Yonder I B.V., KLM
                                                       Helikopters B.V. and Rowan Aviation (Netherlands) B.V.
                                                       incorporated by reference to Exhibit 28.1 to the Company's
                                                       Current Report on Form 8-K dated November 7, 1991 (File No.
                                                       1-5491).

       (1)                    10q                      Business Loan Agreement dated January 27, 1993 between Key
                                                       Bank of Alaska and the Company's wholly-owned subsidiary,
                                                       Era Aviation, Inc. incorporated by reference to Exhibit 10s to the Company's Form 10-K for the fiscal year ended
                                                       December 31, 1992 (File No. 1-5491).

       (1)                    10r                      Asset Purchase Agreement dated as of November 12, 1993,
                                                       among Rowan Companies, Inc., Rowan Equipment, Inc., General
                                                       Cable Corporation, Marathon LeTourneau Company, Marathon
                                                       LeTourneau Sales & Service Company and Marathon LeTourneau
                                                       Australia Pty. Ltd. incorporated by reference to the
                                                       Company's Form Current Report on 8-K dated February 11,
                                                       1994 (File No. 1-5491).

       (3)                    11                       Computation of Primary and Fully Diluted Earnings (Loss)
                                                       Per Share for the years ended December 31, 1993, 1992 and
                                                       1991 appearing on page 32 in this Form 10-K.

                                 EXHIBIT INDEX
                                                                     Page 4 of 4

  Footnote                  Exhibit
  Reference                 Number                                    Exhibit Description
- -------------             -----------                 ------------------------------------------------
       (4)                    *13                     Annual Report to Stockholders for fiscal year ended
                                                      December 31, 1993.

       (2)                     21                     Subsidiaries of the Registrant as of March 31, 1994.

       (2)                     23                     Independent Auditors' Consent.

       (2)                     24                     Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 1993.





________________________________________________


(1) Incorporated herein by reference to another filing of the Company with the Securities and Exchange Commission as indicated.

(2)     Included herein.

(3)     Included in Form 10-K on page 32.

(4) Included herein. See Item 1, Items 5-8 and Subpart (a)1. of ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K on page 20 and page 21, respectively, on Form 10-K for specific portions incorporated herein by reference.