Form 10-Q
period 1994-03-31
ROWAN COMPANIES INC
filed 1994-05-16
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q


            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM_____TO_____



                             ROWAN COMPANIES, INC.
             (Exact name of registrant as specified in its charter)



           Delaware                       1-5491               75-0759420
- - - ---------------------------------    -----------------    ---------------------
 (State or other jurisdiction of      Commission File       (I.R.S. Employer
 incorporation or organization)           Number           Identification No.)


5450 Transco Tower, 2800 Post Oak Boulevard, Houston, Texas     77056-6196
- - - -----------------------------------------------------------     ----------
         (Address of principal executive offices)               (Zip Code)


                                (713) 621-7800
            ------------------------------------------------------
              Registrant's telephone number, including area code


                                 Inapplicable
- - - -------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes  X    No
                                                                  -----    -----

The number of shares of common stock, $.125 par value, outstanding at April 30, 1994 was 83,975,237.

                             ROWAN COMPANIES, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------

     PART I.     Financial Information:


                       Consolidated Balance Sheet --
                       March 31, 1994 and December 31, 1993  . . . . . . .   2

                       Consolidated Statement of Operations --
                       Three Months Ended March 31, 1994
                       and 1993  . . . . . . . . . . . . . . . . . . . . .   4

                       Consolidated Statement of Cash Flows --
                       Three Months Ended March 31, 1994
                       and 1993  . . . . . . . . . . . . . . . . . . . . .   5

                       Notes to Consolidated Financial Statements  . . . .   6

                       Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations . . . . . . . . . . . . . . . . . . .   8

     PART II.    Other Information:

                       Exhibits and Reports on Form 8-K  . . . . . . . . .  11

                       PART  I.   FINANCIAL  INFORMATION


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                               March 31,     December 31,
                                                                 1994            1993
                                                               ---------     ------------
                          ASSETS                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents..............................     $  121,917       $ 116,778
  Receivables- trade and other...........................         74,930          83,429
  Inventories- at cost:
    Raw materials and supplies...........................         35,574          14,002
    Work-in-progress.....................................         13,056
    Finished goods.......................................          3,222
  Prepaid expenses.......................................          2,976           1,312
  Costs of turnkey drilling contracts in progress........                            785
                                                              ----------      ----------
          Total current assets...........................        251,675         216,306
                                                              ----------      ----------

INVESTMENT IN AND ADVANCES TO 49% OWNED COMPANIES........         33,624          33,569
                                                              ----------      ----------

PROPERTY, PLANT AND EQUIPMENT- at cost:
  Drilling equipment.....................................        953,456         950,538
  Aircraft and related equipment.........................        168,435         166,791
  Manufacturing plant and equipment......................         17,464
  Other property and equipment...........................         82,740          81,636
                                                              ----------      ----------
          Total..........................................      1,222,095       1,198,965

  Less accumulated depreciation and amortization                 703,412         691,772
                                                              ----------      ----------
          Property,  plant  and equipment- net...........        518,683         507,193
                                                              ----------      ----------

OTHER ASSETS AND DEFERRED CHARGES........................          9,564           8,195
                                                              ----------      ----------
          TOTAL..........................................     $  813,546      $  765,263
                                                              ==========      ==========

See Notes to Consolidated Financial Statements.

                                                                                March 31,  December 31,
                                                                                  1994        1993
                                                                                ---------  ------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY                                (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt.....................................     $  6,163     $  8,127
  Accounts payable- trade..................................................       15,878       15,887
  Other current liabilities................................................       34,916       20,175
                                                                                --------     --------
        Total current liabilities..........................................       56,957       44,189
                                                                                --------     --------

LONG-TERM DEBT- less current maturities....................................      248,728      207,137
                                                                                --------     --------

OTHER LIABILITIES..........................................................       29,652       30,409
                                                                                --------     --------

DEFERRED CREDITS:
  Income taxes.............................................................        4,738        4,314
  Gain on sale/leaseback transactions......................................       17,953       18,742
  Other....................................................................          118          172
                                                                                --------     --------
        Total deferred credits.............................................       22,809       23,228
                                                                                --------     --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value:
   Authorized 5,000,000 shares issuable in series:
     Series I Preferred Stock, authorized 6,500 shares; none issued
     Series II Preferred Stock, authorized 6,000 shares; none issued
     Series A Junior Preferred Stock, authorized
      1,500,000 shares; none issued
  Common stock, $.125 par value:
   Authorized 150,000,000 shares; issued 85,366,156
     shares at March 31, 1994 and 85,349,906 shares
     at December 31, 1993..................................................       10,671       10,669
Additional paid-in capital.................................................      386,993      385,937
Retained earnings..........................................................       60,221       66,179
Less cost of 1,457,919 treasury shares.....................................        2,485        2,485
                                                                                --------     --------
        Total stockholders' equity.........................................      455,400      460,300
                                                                                --------     --------
        TOTAL..............................................................     $813,546     $765,263
                                                                                ========     ========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                For The Three Months
                                                                   Ended March 31,
                                                                --------------------
                                                                   1994       1993
                                                                ---------  ---------
                                                                     (Unaudited)
REVENUES:
   Drilling services......................................      $ 64,455     $ 60,062
   Aircraft services......................................        15,471       13,478
   Manufacturing sales and services.......................        20,778
                                                                --------     --------
       Total..............................................       100,704       73,540
                                                                --------     --------

COSTS AND EXPENSES:
   Drilling services......................................        48,582       50,450
   Aircraft services......................................        16,566       14,222
   Manufacturing sales and services.......................        19,630
   Depreciation and amortization..........................        12,494       12,961
   General and administrative.............................         3,707        3,257
                                                                --------     --------
       Total..............................................       100,979       80,890
                                                                --------     --------

INCOME (LOSS) FROM OPERATIONS.............................          (275)      (7,350)
                                                                --------     --------

OTHER INCOME (EXPENSE):
   Interest expense.......................................        (6,630)      (6,364)
   Gain on disposals of property, plant and equipment.....           182           78
   Interest income........................................           943          179
   Other- net.............................................            99           71
                                                                --------     --------
       Other income (expense)- net........................        (5,406)      (6,036)
                                                                --------     --------

INCOME (LOSS) BEFORE INCOME TAXES.........................        (5,681)     (13,386)
   Provision for income taxes.............................           277          123
                                                                --------     --------
NET INCOME (LOSS).........................................      $ (5,958)    $(13,509)
                                                                ========     ========

EARNINGS (LOSS) PER COMMON SHARE (Note 5).................      $  (0.07)    $  (0.18)
                                                                ========     ========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               For The Three Months
                                                                                  Ended March 31,
                                                                               --------------------
                                                                                 1994        1993
                                                                               --------    --------
                                                                                    (Unaudited)
CASH PROVIDED BY (USED IN):
  Operations:
    Net income (loss)...................................................       $ (5,958)    $(13,509)
    Noncash charges (credits) to net income (loss):
     Depreciation and amortization......................................         12,494       12,961
     Gain on disposals of property, plant and equipment.................           (182)         (78)
     Compensation expense...............................................          1,149          874
     Change in sale/leaseback payable...................................         (3,639)      (2,203)
     Amortization of sale/leaseback gain................................           (789)        (789)
     Provision for pension and postretirement benefits..................          1,604        1,326
     Other- net.........................................................            (54)        (742)
    Changes in current assets and liabilities:
     Receivables- trade and other.......................................         22,357       (5,862)
     Inventories........................................................            122         (158)
     Other current assets...............................................             10          730
     Current liabilities................................................             21       10,445
    Net changes in other noncurrent assets and liabilities..............         (3,459)        (632)
                                                                               --------     --------
  Net cash provided by operations.......................................         23,676        2,363
                                                                               --------     --------

  Investing activities:
    Property and equipment additions....................................         (6,379)      (6,680)
    Acquisition of net manufacturing assets.............................        (10,414)
    Advances to affiliates..............................................                         (55)
    Proceeds from disposals of property,  plant and equipment...........            269           86
                                                                               --------     --------
  Net cash provided by (used in) investing activities...................        (16,524)      (6,649)
                                                                               --------     --------

  Financing activities:
    Proceeds from borrowings............................................                      13,395
    Repayments of borrowings............................................         (2,029)      (1,964)
    Other- net..........................................................             16          234
                                                                               --------     --------
  Net cash provided by (used in) financing activities...................         (2,013)      11,665
                                                                               --------     --------

INCREASE IN CASH AND CASH EQUIVALENTS...................................          5,139        7,379
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................        116,778       29,550
                                                                               --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................       $121,917     $ 36,929
                                                                               ========     ========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated financial statements of the Company included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes included in the Company's 1993 Annual Report to Stockholders incorporated by reference in the Form 10-K for the year ended December 31, 1993.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 1994 and December 31, 1993, and the results of its operations and its cash flows for the three months ended March 31, 1994 and 1993.

3. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

4. On February 11, 1994, the Company completed the acquisition of substantially all of the assets, and assumed certain related liabilities, of Marathon LeTourneau Company for $52.1 million pursuant to an agreement with General Cable Corporation dated November 12, 1993. The acquisition was financed with $10.4 million in cash and $41.7 million in 7% promissory notes due in 1999 and has been recorded using the purchase method of accounting. The accompanying financial statements give effect to the acquisition as of January 1, 1994 and include the financial position, results of operations and cash flows associated with the acquired net assets from that date forward. Had the acquisition been completed effective January 1, 1993, the Company's first quarter 1993 operating results would have been as follows: revenues - $98.9 million, net loss - $12.6 million and net loss per common share - $0.17.

5. Computation of primary and fully diluted earnings (loss) per share is as follows (in thousands except per share amounts):

                                                                                     For The
                                                                                Three Months Ended
                                                                                     March 31,
                                                                                ------------------
                                                                                1994          1993
                                                                                ----          ----
     Weighted average shares of common
       stock outstanding ...........................................           83,899         73,306

     Stock options (treasury stock method) .........................            1,403 (A)      1,209 (A)
                                                                              -------       --------
     Weighted average shares for primary
       earnings (loss) per share calculation .......................           85,302         74,515

     Stock options (treasury stock method) .........................                              21 (A)

     Shares issuable from assumed conversion
       of floating rate convertible subordinated
       debentures ..................................................              478 (A)        630 (A)
                                                                              -------       --------
     Weighted average shares for fully diluted
       earnings (loss) per share calculation .......................           85,780         75,166
                                                                              =======       ========

     Net income (loss) for primary calculation .....................          $(5,958)      $(13,509)

     Subordinated debenture interest, net of
       income tax effect ...........................................               66             82
                                                                              -------       --------
     Net income (loss) for fully
       diluted calculation .........................................          $(5,892)      $(13,427)
                                                                              =======       ========

     Earnings (loss) per share:

       Primary .....................................................          $ (0.07)      $  (0.18)
                                                                              =======       ========

       Fully diluted ...............................................          $ (0.07)      $  (0.18)
                                                                              =======       ========

  (A) Included in accordance with Regulation S-K Item 601 (b) (11) although not required to be provided by Accounting Principles Board Opinion No. 15 because the effect is insignificant.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Three Months Ended March 31, 1994 Compared to
         Three Months Ended March 31, 1993


         The Company incurred a net loss of $6 million in the first quarter of 1994 compared to a net loss of $13.5 million in the same quarter of 1993. The decrease in loss (56%) was, in part, affected by the inclusion of the operating results of manufacturing in the 1994 quarter and by the increase in combined drilling and aviation revenues between the periods of $6.4 million (9%) more than offsetting the increase in the combined drilling and aviation operating expenses of $.5 million (1%).

         A comparison of the revenues and operating profit (loss) from drilling, aviation, manufacturing and consolidated operations for the first quarters of 1994 and 1993, respectively, are reflected below (dollars in thousands):

                                        Drilling            Aviation         Manufacturing          Consolidated
                                        --------            --------         -------------          ------------
                                     1994     1993       1994      1993      1994     1993        1994       1993
                                     ----     ----       ----      ----      ----     ----        ----       ----
Revenues                           $64,455   $60,062   $15,471   $13,478   $20,778              $100,704    $73,540

Percent of Consolidated Revenues     64%       82%       15%       18%       21%                   100%       100%

Operating Profit (Loss) (1)        $ 6,474   $ (620)   $(3,803)  $(3,473)  $   761              $  3,432    $(4,093)

- - - --------------------
(1) Income (loss) from operations before deducting general and administrative expenses.

         As reflected above, the Company's consolidated operating results improved $7.5 million when the $3.4 million operating profit in the first quarter of 1994 is compared to the $4.1 million operating loss in the first quarter of 1993. A $4 million decline in turnkey drilling revenues was more than offset by the aggregate effect of an $8.4 million increase in day rate drilling revenues and a decrease of $1.9 million in drilling operating expenses. Turnkey drilling revenues and incremental operating profit for the first quarter of 1994 were $13.8 million and $1.5 million, respectively, compared to $17.8 million and $1.9 million, respectively, for the same quarter in 1993. The aviation operating results in both the 1994 and 1993 quarters reflect the normal seasonal slowdown in flying activity in Alaska.

         In late 1992, industry conditions in the two principal drilling markets in which the Company participates generally began moving in opposite directions. An improvement in natural gas prices brought about an improvement in utilization levels and day rates in the Gulf of Mexico. In the early part of the first quarter of 1994, drilling activity in the Gulf of Mexico slowed due to delays in issuing drilling permits by the U. S. Government and failure of some energy companies to finalize their 1994 budgets until after the first of the year. Utilization and day rates declined in the North Sea due to energy companies downsizing their drilling programs and uncertainty created by the changes in energy policies in the United Kingdom.

         Although the Company continues to offer a diversity of flight services, such as forest fire control, crew changes for commercial fishing, flightseeing, airborne environmental surveys, commuter airline services, medivac services, etc., the aviation division's operating results are still heavily dependent upon helicopter activity associated with oil and natural gas exploration and production, principally in Alaska and the Gulf of Mexico.

         Perceptible trends in the marine drilling markets in which the Company is currently operating and the number of Company- operated rigs in each of those markets (adjusted for the drilling rig currently being relocated from the North Sea to the Gulf of Mexico) are as follows:

     AREA                               RIGS                     PERCEPTIBLE INDUSTRY TRENDS
     ----                               ----                     ---------------------------
  Gulf of Mexico                         18                      Moderately improving levels of exploration
                                                                 and development activity due to generally stable
                                                                 natural gas prices remaining above $2.00 per mcf

  North Sea                               4                      Generally stable drilling activity for jack-up rigs
                                                                 used in the exploration and development of
                                                                 natural gas

  Eastern Canada                          1                      Generally stable demand

  Trinidad                                1                      Generally stable demand

         Perceptible trends in the aviation markets in which the Company is currently operating and the number of Company aircraft based in each of those markets are as follows:


                                   COMPANY-OWNED
     AREA                             AIRCRAFT                   PERCEPTIBLE INDUSTRY TRENDS
     ----                             --------                   ---------------------------
  Alaska                                 70                      Normal seasonal improvement

  Gulf of Mexico                         40                      Moderately improving market conditions

  North Sea (Dutch)                      10 (1)                  Generally stable flight support activity

  North Sea (U.K.)                        1 (1)                  Generally stable flight support activity

- - - --------------------
  (1)    49% owned

         The drilling and aviation markets in which the Company competes frequently experience significant changes in supply and demand. Drilling utilization and day rates achievable in offshore markets are affected by material changes in overall exploration and development expenditures, as well as by shifts of such expenditures between markets. These expenditures, in turn, are driven by major discoveries of oil and natural gas reserves, shifts in the political climate, regulatory changes, seasonal weather patterns, contractual requirements under leases or concessions and changes in oil and natural gas prices, the last being perhaps the most disruptive of all. The markets in which the Company's aviation division competes are similarly affected by these factors, since servicing offshore energy operations remains a significant source of that division's business. The Company can, as it has done in the past, relocate its drilling rigs and aircraft from one geographic area to another in response to such changing market dynamics, but only when these moves are economically justified.

         The volatile nature of the various factors affecting the level of offshore expenditures by energy companies and shifts of such expenditures between markets prevent the Company from being able to predict whether the perceptible market trends reflected in the tables on page 9 will continue, or their impact on the results of drilling and aviation operations for the remainder of 1994.

         In February 1994, the Company completed the acquisition of the net assets of Marathon LeTourneau Company for $52.1 million with $10.4 million cash paid at the time of the purchase and the balance being seller-financed by promissory notes bearing interest at 7% and payable at the end of five years. The Company's new manufacturing segment operates a mini-steel mill that recycles scrap and produces alloy steel and steel plate; a manufacturing facility that produces heavy equipment for the mining and timber industries including, among other things, front-end loaders up to 50 ton capacity; and a marine division that has built over one-third of all mobile offshore jack-up drilling rigs, including all twenty operated by the Company.

         The Company's manufacturing operations generated $20.8 million of revenues and was profitable for the quarter. With the uncertainty associated with its pending sale now removed, the marketing efforts of the division will no longer be constrained. The Company continues to evaluate its manufacturing product and service lines with the intention of sustaining and enhancing operating results through the remainder of 1994.

LIQUIDITY AND CAPITAL RESOURCES

         A comparison of key balance sheet figures and ratios as of March 31, 1994 and December 31, 1993 is as follows (dollars in thousands):

                                                         March 31,                       December 31,
                                                           1994                              1993
                                                           ----                              ----
     Cash and cash equivalents                           $121,917                          $116,778
     Current assets                                      $251,675                          $216,306
     Current liabilities                                 $ 56,957                          $ 44,189
     Current ratio                                           4.42                              4.90
     Current maturities of long-term debt                  $6,163                            $8,127
     Long-term debt                                      $248,728                          $207,137
     Stockholders' equity                                $455,400                          $460,300
     Long-term debt/total capitalization                      .35                               .31

         Reflected in the comparison above are the effects of the acquisition of the net assets of Marathon LeTourneau Company as well as the effects in the first quarter of 1994 of net cash provided by operations of $23.7 million, property and equipment additions of $6.4 million, and principal and interest payments totaling approximately $2.6 million.

         With respect to cash dividends on the Company's common stock, the Company's ability to pay cash dividends was restored as a result of the addition of the proceeds from the public offering of 10 million shares of common stock in June 1993. As of March 31, 1994 approximately $19 million of the Company's retained earnings were available for the payment of dividends under the terms of certain debt agreements. However, the Company does not intend to pay dividends on its common stock until it achieves and sustains a suitable level of profitability.

         Capital expenditures made during the first quarter of 1994 were $6.4 million, consisting primarily of the purchase of one fixed-wing airplane and modifications to certain offshore rigs. The Company estimates 1994 capital expenditures will be between $25 million and $35 million. These expenditures are in addition to the $52.1 million purchase of the net assets of Marathon LeTourneau Company. The Company may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing offshore rigs.

         In the opinion of management, cash provided by operations and existing working capital will be adequate to sustain planned capital expenditures and debt service requirements for the foreseeable future. The Company does not currently have any unused lines of credit.

                         PART II.    OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

              (b)     Reports on Form 8-K

                      During the first quarter of 1994, the Company filed a Form 8-K dated February 21, 1994 containing items pertinent to the current quarter as follows:

                      Item 5.          Other Events

                               On February 11, 1994, a wholly-owned subsidiary of the Company completed the acquisition of substantially all of the assets, and assumed certain related liabilities, of Marathon LeTourneau Company, a wholly-owned subsidiary of General Cable Corporation and two of its subsidiaries, in accordance with the terms of an Asset Purchase Agreement among the parties dated November 12, 1993.

                      Item 7.          Financial Statements and Exhibits

                               Financial Statements:

                               Financial Statements consisted of the following:
                               (i) audited consolidated balance sheet as of December 31, 1992 and audited consolidated statements of operations and retained earnings and of cash flows for the year then ended and the unaudited consolidated balance sheet as of September 30, 1993 and unaudited consolidated statements of operations and of cash flows for the nine-month periods ended September 30, 1993 and 1992 of Marathon LeTourneau Company and (ii) unaudited pro forma financial information of the Company reflecting the acquisition, such financial statements and financial information having been filed by amendment on Form 8-K/A dated March 31, 1994.


                               Exhibits:

                               The Asset Purchase Agreement dated November 12, 1993 among the parties to the acquisiton.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ROWAN COMPANIES, INC.
                                        (Registrant)

Date:   May 13, 1994                    /s/ E. E. THIELE
                                        E. E. Thiele
                                        Senior Vice President - Finance,
                                        Administration and Treasurer


Date:   May 13, 1994                    /s/ W. H. WELLS
                                        W. H. Wells
                                        Controller
                                        (Chief Accounting Officer)