Form 10-Q
period 1994-06-30
ROWAN COMPANIES INC
filed 1994-08-12
CIK 85408

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                  FORM 10-Q


            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM_____TO_____



                            ROWAN COMPANIES, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Delaware                       1-5491                75-0759420
- - -------------------------------      ---------------       ------------------
(State or other jurisdiction of      Commission File        (I.R.S. Employer
incorporation or organization)            Number           Identification No.)


5450 Transco Tower, 2800 Post Oak Boulevard, Houston, Texas        77056-6196
- - -----------------------------------------------------------        ----------
         (Address of principal executive offices)                  (Zip Code)


                                (713) 621-7800
              --------------------------------------------------
              Registrant's telephone number, including area code


                                 Inapplicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes   X    No
                                                             ----       ----

The number of shares of common stock, $.125 par value, outstanding at July 31, 1994 was 84,156,737.

                             ROWAN COMPANIES, INC.

                                     INDEX

                                                                                            Page No.
                                                                                            --------
         PART I.          Financial Information:


                                  Consolidated Balance Sheet --
                                  June 30, 1994 and December 31, 1993 . . . . . . . . . . .    2

                                  Consolidated Statement of Operations --
                                  Three and Six Months Ended June 30, 1994
                                  and 1993  . . . . . . . . . . . . . . . . . . . . . . . .    4

                                  Consolidated Statement of Cash Flows --
                                  Six Months Ended June 30, 1994
                                  and 1993  . . . . . . . . . . . . . . . . . . . . . . . .    5

                                  Notes to Consolidated Financial Statements  . . . . . . .    6

                                  Management's Discussion and Analysis
                                  of Financial Condition and Results
                                  of Operations . . . . . . . . . . . . . . . . . . . . . .    8

         PART II.         Other Information:

                                  Exhibits and Reports on Form 8-K  . . . . . . . . . . . .   11

                      PART  I.   FINANCIAL  INFORMATION


                    ROWAN COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                         June  30,    December 31,
                                                           1994           1993
                                                        ----------    ------------
                                                              (Unaudited)
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................  $  106,389    $    116,778
  Receivables- trade and other........................      80,128          83,429
  Inventories- at cost:
    Raw materials and supplies........................      34,136          14,002
    Work-in-progress..................................      14,083
    Finished goods....................................       3,157
  Prepaid expenses....................................       4,805           1,312
  Costs of turnkey drilling contracts in progress.....         486             785
                                                        ----------    ------------
         Total current assets.........................     243,184         216,306
                                                        ----------    ------------

INVESTMENT IN AND ADVANCES TO 49% OWNED COMPANIES.....      33,714          33,569
                                                        ----------    ------------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment..................................     956,664         950,538
  Aircraft and related equipment......................     175,570         166,791
  Manufacturing plant and equipment...................      18,422
  Other property and equipment........................      82,621          81,636
                                                        ----------    ------------
         Total........................................   1,233,277       1,198,965
  Less accumulated depreciation and amortization           714,578         691,772
                                                        ----------    ------------
         Property, plant and equipment - net..........     518,699         507,193
                                                        ----------    ------------

OTHER ASSETS AND DEFERRED CHARGES.....................       9,318           8,195
                                                        ----------    ------------

         TOTAL........................................  $  804,915    $    765,263
                                                        ==========    ============

See Notes to Consolidated Financial Statements.

                                                                June 30,    December 31,
                                                                  1994         1993
                                                               ---------    -----------
                                                                     (Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt..............            $   4,208    $     8,127
 Accounts payable - trade..........................               19,696         15,887
 Other current liabilities.........................               29,973         20,175
                                                               ---------    -----------
      Total current liabilities....................               53,877         44,189
                                                               ---------    -----------
LONG-TERM DEBT - less current maturities...........              248,651        207,137
                                                               ---------    -----------
OTHER LIABILITIES..................................               29,726         30,409
                                                               ---------    -----------
DEFERRED CREDITS:
 Income taxes......................................                4,583          4,314
 Gain on sale/leaseback transactions...............               17,156         18,742
 Other.............................................                   73            172
                                                               ---------    -----------
      Total deferred credits.......................               21,812         23,228
                                                               ---------    -----------
STOCKHOLDERS' EQUITY:
 Preferred stock, $1.00 par value:
  Authorized 5,000,000 shares issuable in series:
    Series I Preferred Stock, authorized 6,500 shares;
    none issued
    Series II Preferred Stock, authorized
    6,000 shares; none issued
    Series A Junior Preferred Stock, authorized
      1,500,000 shares; none issued
 Common stock, $.125 par value:
  Authorized 150,000,000 shares; issued 85,578,481
    shares at June  30, 1994 and 85,349,906 shares
    at December 31, 1993...........................               10,697         10,669
Additional paid-in capital.........................              388,278        385,937
Retained earnings..................................               54,359         66,179
Less cost of 1,457,919 treasury shares.............                2,485          2,485
                                                               ---------    -----------
      Total stockholders' equity...................              450,849        460,300
                                                               ---------    -----------
      TOTAL........................................            $ 804,915    $   765,263
                                                               =========    ===========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                               For The Three Months    For The Six Months
                                                  Ended June 30,         Ended June 30,
                                             ----------------------  --------------------
                                                 1994       1993        1994       1993
                                             ----------  ----------  ---------  ---------
                                                            (Unaudited)
REVENUES:
   Drilling services.......................  $ 60,345   $ 60,193     $ 124,800  $ 120,255
   Aircraft services.......................    22,392     21,900        37,863     35,378
   Manufacturing sales and services........    22,643                   43,421
                                             --------   --------     ---------  ---------
          Total............................   105,380     82,093       206,084    155,633
                                             --------   --------     ---------  ---------

COSTS AND EXPENSES:
   Drilling services.......................    50,126     50,283        98,708    100,733
   Aircraft services.......................    17,930     17,394        34,496     31,616
   Manufacturing sales and services........    21,048                   40,678
   Depreciation and amortization...........    12,680     13,221        25,174     26,182
   General and administrative..............     3,550      3,113         7,257      6,370
                                             --------   --------     ---------  ---------
          Total............................   105,334     84,011       206,313    164,901
                                             --------   --------     ---------  ---------
INCOME (LOSS) FROM OPERATIONS..............        46     (1,918)         (229)    (9,268)
                                             --------   --------     ---------  ---------
OTHER INCOME (EXPENSE):
   Interest expense........................    (6,978)    (6,449)      (13,608)   (12,813)
   Gain on disposals of property, plant and
     equipment.............................        34          5           216         83
   Interest income.........................     1,102        261         2,045        440
   Other- net..............................        13         29           112        100
                                             --------   --------     ---------  ---------
          Other income (expense)- net......    (5,829)    (6,154)      (11,235)   (12,190)
                                             --------   --------     ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES..........    (5,783)    (8,072)      (11,464)   (21,458)
   Provision for income taxes..............        79        125           356        248
                                             --------   --------     ---------  ---------
NET INCOME (LOSS)..........................  $ (5,862)  $ (8,197)    $ (11,820) $ (21,706)
                                             ========   ========     =========  =========

EARNINGS (LOSS) PER COMMON SHARE (Note 5)..  $   (.07)  $   (.11)    $    (.14) $    (.29)
                                             ========   ========     =========  =========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       For The Six Months
                                                                         Ended June 30,
                                                                     -----------------------
                                                                       1994           1993
                                                                     --------       --------
                                                                          (Unaudited)
CASH PROVIDED BY (USED IN):
  Operations:
     Net income (loss)..................................             $(11,820)      $(21,706)
     Noncash charges (credits) to net income (loss):
        Depreciation and amortization...................               25,174         26,182
        Gain on disposals of property, plant and equipment               (216)           (83)
        Compensation expense............................                2,248          1,985
        Change in sale/leaseback payable................               (5,136)        (4,581)
        Amortization of sale/leaseback gain.............               (1,586)        (1,586)
        Provision for pension and postretirement
          benefits .....................................                3,274          2,693
        Other-net.......................................                 (201)        (1,489)
     Changes in current assets and liabilities:
        Receivables-trade and other.....................               17,159        (10,716)
        Inventories.....................................                  598            420
        Other current assets............................               (2,305)        (1,037)
        Current liabilities.............................               (1,104)         7,495
     Net changes in other noncurrent assets and
        liabilitues.....................................               (3,525)         1,306
                                                                     --------       --------
  Net cash provided by (used in) operations.............               22,560         (1,117)
                                                                     --------       --------

  Investing activities:
     Property and equipment additions...................              (19,387)       (12,748)
     Acquisition of net manufacturing assets............              (10,414)
     Advances to affiliates.............................                                 (51)
     Proceeds from disposals of property, plant and
        equipment.......................................                  685             91
                                                                     --------       --------
  Net cash used in investing activities.................              (29,116)       (12,708)
                                                                     --------       --------

  Financing activities:
     Proceeds from common stock offering, net of issue
       costs............................................                              92,000
     Proceeds from borrowings...........................                              13,395
     Repayments of borrowings...........................               (4,062)       (13,999)
     Other-net.........................................                   229            414
                                                                     --------       --------
  Net cash provided by (used in) financing activities...               (3,833)        91,810
                                                                     --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........              (10,389)        77,985
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........              116,778         29,550
                                                                     --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD................             $106,389       $107,535
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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 1994 and December 31, 1993, and the results of its operations for the three and six month periods ended June 30, 1994 and 1993 and its cash flows for the six months ended June 30, 1994 and 1993.

3. The results of operations for the three and six month periods ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

4. On February 11, 1994, the Company completed the acquisition of substantially all of the assets, and assumed certain related liabilities, of Marathon LeTourneau Company for $52.1 million pursuant to an agreement with General Cable Corporation dated November 12, 1993. The acquisition was financed with $10.4 million in cash and $41.7 million in 7% promissory notes due in 1999 and has been recorded using the purchase method of accounting. The accompanying financial statements give effect to the acquisition as of January 1, 1994 and include the financial position, results of operations and cash flows associated with the acquired net assets from that date forward. Had the acquisition been completed effective January 1, 1993, the Company's operating results for the first six months of 1993 would have been as follows: revenues - $208.2 million, net loss - $19.6 million and net loss per common share - $.26.

5. Computation of primary and fully diluted earnings (loss) per share is as follows (in thousands except per share amounts):

                                                                  For The                    For The
                                                            Three Months Ended           Six Months Ended
                                                                  June 30,                   June 30,
                                                          ----------------------     ------------------------
                                                            1994          1993          1994          1993
                                                          --------      --------     ---------      ---------
    Weighted average shares of common
      stock outstanding ................................    84,034        74,559        83,967         73,936

    Stock options (treasury stock method)...............     1,729 (A)     1,524 (A)     1,456 (A)      1,357 (A)
                                                          --------      --------     ---------      ---------

    Weighted average shares for primary
      earnings (loss) per share calculation.............    85,763        76,083        85,423         75,293

    Stock options (treasury stock method)...............        35 (A)         4 (A)        27 (A)         21 (A)

    Shares issuable from assumed conversion
      of floating rate convertible subordinated
      debentures .......................................       478 (A)       478 (A)       478 (A)        554 (A)
                                                          --------      --------     ---------      ---------

    Weighted average shares for fully diluted
      earnings (loss) per share calculation ............    86,276        76,565        85,928         75,868
                                                          ========      ========     =========      =========

    Net income (loss) for primary calculation...........  $ (5,862)     $ (8,197)    $ (11,820)     $ (21,706)

    Subordinated debenture interest, net of
      income tax effect ................................        64            67           130            148
                                                          --------      --------     ---------      ---------

    Net income (loss) for fully diluted
      calculation ......................................  $ (5,798)     $ (8,130)    $ (11,690)     $ (21,558)
                                                          ========      ========     =========      =========
    Earnings (loss) per share:

      Primary ..........................................  $   (.07)     $   (.11)    $    (.14)     $    (.29)
                                                          ========      ========     =========      =========

      Fully diluted ....................................  $   (.07)     $   (.11)    $    (.14)     $    (.28)(B)
                                                          ========      ========     =========      =========




(A) Included in accordance with Regulation S-K Item 601 (b) (11) although not required to be provided by Accounting Principles Board ("APB") Opinion No. 15 because the effect is insignificant.

(B) This calculation is submitted in accordance with Regulation S-K Item 601
    (b) (11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an antidilutive result.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Six Months Ended June 30, 1994 Compared to
         Six Months Ended June 30, 1993

         The Company incurred a net loss of $11.8 million in the first half of 1994 compared to a net loss of $21.7 million in the same period of 1993. The 46% decrease in loss was, in part, affected by the inclusion of the operating results of manufacturing in the first half of 1994 and by the increase in combined drilling and aviation revenues between the periods of $7.0 million (5%) which more than offset the negligible increase in combined drilling and aviation operating expenses. Also contributing to the decrease in loss was a $1.6 million increase in interest income attributable to the investment of the net proceeds from the June 1993 public offering of 10 million shares of common stock.

         A comparison of the revenues and operating profit (loss) from drilling, aviation, manufacturing and consolidated operations for the first half of 1994 and 1993, respectively, is reflected below (dollars in thousands):

                               Drilling                Aviation         Manufacturing          Consolidated
                         ---------------------  --------------------  ------------------   ------------------
                           1994         1993      1994        1993      1994      1993       1994      1993
                         --------     --------  --------    --------  --------  --------   --------  --------

Revenues                 $124,800     $120,255   $37,863    $35,378   $43,421              $206,084  $155,633

Percent of
Consolidated Revenues          61%          77%       18%        23%       21%                  100%      100%

Operating Profit         $  7,198     $ (1,160)  $(2,049)   $(1,738)  $ 1,879              $  7,028  $ (2,898)
(Loss) (1)

- - -------------
(1) Income (loss) from operations before deducting general and administrative expenses.


         As reflected above, the Company's consolidated operating results improved $9.9 million when the $7.0 million operating profit in the first half of 1994 is compared to the $2.9 million operating loss in the first half of 1993. An $8.0 million decline in turnkey drilling revenues was more than offset by the aggregate effect of a $12.6 million increase in day rate drilling revenues and a decrease of $2.0 million in drilling operating expenses.
Turnkey drilling revenues and incremental operating profit for the first half of 1994 were $26.5 million and $1.9 million, respectively, compared to $34.5 million and $2.7 million, respectively, for the same period in 1993. The aviation operating results in both the 1994 and 1993 periods reflect the normal reduced flying activity in Alaska throughout much of the first four months of the year.

Three Months Ended June 30, 1994 Compared to
         Three Months Ended June 30, 1993

         The Company incurred a net loss of $5.9 million in the second quarter of 1994 compared to a net loss of $8.2 million in the same quarter of 1993. The 28% decrease in loss was, in part, affected by the inclusion of the manufacturing operations in 1994 and by a $0.8 million increase in interest income for the reason noted above.

         A comparison of the revenues and operating profit (loss) from drilling, aviation, manufacturing and consolidated operations for the second quarters of 1994 and 1993, respectively, is reflected below (dollars in thousands):

                             Drilling            Aviation          Manufacturing          Consolidated
                         -----------------    -----------------   ------------------   -------------------
                           1994     1993        1994     1993       1994      1993       1994       1993
                         -------   -------    -------   -------   -------    -------   --------    -------
Revenues                 $60,345   $60,193    $22,392   $21,900   $22,643              $105,380    $82,093

Percent of
Consolidated Revenues         57%       73%        21%       27%       22%                  100%       100%

Operating Profit         $   724   $  (540)   $ 1,754   $ 1,735   $ 1,118              $  3,596    $ 1,195
(Loss)


         As reflected above, the Company's consolidated operating results improved $2.4 million when the $3.6 million operating profit in the second quarter of 1994 is compared to the $1.2 million operating profit in the second quarter of 1993. Turnkey drilling revenues and incremental operating profit for the second quarter of 1994 were $12.7 million and $0.4 million, respectively, compared to $16.8 million and $0.8 million, respectively, for the same quarter in 1993. The change in drilling operating expenses was negligible. The aviation operating results in both the 1994 and 1993 periods reflect the normal seasonal improvement in flying activity in Alaska commencing in the second quarter.

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

         Perceptible trends in the marine drilling markets in which the Company is currently operating and the number of Company-operated rigs in each of those markets are as follows:


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

         Perceptible trends in the aviation markets in which the Company is currently operating and the number of Company aircraft based in each of those markets are as follows:

                            COMPANY-OWNED
         AREA                 AIRCRAFT                     PERCEPTIBLE INDUSTRY TRENDS
         ----               -------------                  ---------------------------
Alaska                           71                  Normal seasonal improvement

Gulf of Mexico                   40                  Moderately improving market conditions

North Sea (Dutch)                10(1)               Generally stable flight support activity

North Sea (U. K.)                 1(1)               Generally stable flight support activity

- - ---------------
(1)  49% owned


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

         The volatile nature of the various factors affecting the level of offshore expenditures by energy companies and shifts of such expenditures between markets prevent the Company from being able to predict whether the perceptible market trends reflected in the preceding tables will continue, or their impact on the results of drilling and aviation operations in the second half of 1994.

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

         The Company's manufacturing operations generated $43.4 million and $1.9 million of revenues and operating profit, respectively, during the first half of 1994. With the uncertainty associated with its pending sale now removed, the marketing efforts of the division will no longer be constrained. The Company continues to evaluate its manufacturing product and service lines with the intention of sustaining and enhancing operating results in the second half of 1994.

LIQUIDITY AND CAPITAL RESOURCES

         A comparison of key balance sheet figures and ratios as of June 30, 1994 and December 31, 1993 is as follows (dollars in thousands):

                                                   June 30,       December 31,
                                                     1994             1993
                                                   --------       ------------
Cash and cash equivalents                          $106,389         $116,778
Current assets                                     $243,184         $216,306
Current liabilities                                $ 53,877         $ 44,189
Current ratio                                          4.51             4.90
Current maturities of long-term debt               $  4,208         $  8,127
Long-term debt                                     $248,651         $207,137
Stockholders' equity                               $450,849         $460,300
Long-term debt/total capitalization                     .36              .31


         Reflected in the comparison above are the effects of the acquisition of the net assets of Marathon LeTourneau Company as well as the effects in the first half of 1994 of net cash provided by operations of $22.6 million, property and equipment additions of $19.4 million, and principal and interest payments totaling approximately $17.4 million.

         With respect to cash dividends on the Company's common stock, the Company's ability to pay cash dividends was restored as a result of the addition of the proceeds from the public offering of 10 million shares of common stock in June 1993. As of June 30, 1994, approximately $13 million of the Company's retained earnings were available for the payment of dividends under the terms of certain debt agreements. However, the Company does not intend to pay dividends on its common stock until it achieves and sustains a suitable level of profitability.

         Capital expenditures made during the first half of 1994 were $19.4 million, consisting primarily of the purchase of four aircraft and modifications to certain offshore rigs. The Company estimates 1994 capital expenditures will be between $25 million and $35 million. These expenditures are in addition to the $52.1 million purchase of the net assets of Marathon LeTourneau Company. The Company may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing offshore rigs.

         In the opinion of management, cash provided by operations and existing working capital will be adequate to sustain planned capital expenditures and debt service requirements for the foreseeable future. The Company does not currently have any unused lines of credit.




                         PART II.   OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed by the Registrant during the second quarter of fiscal year 1994.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ROWAN COMPANIES, INC.
                                                 (Registrant)


Date:  August 12, 1994                           /s/ E. E.  THIELE
                                                 E. E. Thiele
                                                 Senior Vice President-Finance,
                                                 Administration and Treasurer
                                                 (Chief Financial Officer)

Date:  August 12, 1994                           /s/ W. H. WELLS
                                                 W. H. Wells
                                                 Controller
                                                 (Chief Accounting Officer)