Form 10-Q
period 1994-09-30
ROWAN COMPANIES INC
filed 1994-11-14
CIK 85408

     THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT TO
                        RULE 901(d) OF REGULATION S-T.


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q


            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM_____TO_____



                            ROWAN COMPANIES, INC.
                            ---------------------
            (Exact name of registrant as specified in its charter)



                    Delaware                              1-5491                           75-0759420
         -------------------------------              ---------------                  -------------------
         (State or other jurisdiction of              Commission File                   (I.R.S. Employer
         incorporation or organization)                   Number                       Identification No.)


5450 Transco Tower, 2800 Post Oak Boulevard, Houston, Texas       77056-6196
- -----------------------------------------------------------       ----------
      (Address of principal executive offices)                    (Zip Code)


                                (713) 621-7800
              -------------------------------------------------
              Registrant's telephone number, including area code


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

The number of shares of common stock, $.125 par value, outstanding at October 31, 1994 was 84,249,662.

                       THIS PAGE LEFT BLANK INTENTIONALLY

                             ROWAN COMPANIES, INC.

                                     INDEX

                                                                                 Page No.
                                                                                 --------
PART I.          Financial Information:


                         Consolidated Balance Sheet --
                         September 30, 1994 and December 31, 1993  . . . . . . . .  2

                         Consolidated Statement of Operations --
                         Three and Nine Months Ended September 30,
                         1994 and 1993   . . . . . . . . . . . . . . . . . . . . .  4

                         Consolidated Statement of Cash Flows --
                         Nine Months Ended September 30, 1994
                         and 1993  . . . . . . . . . . . . . . . . . . . . . . . .  5

                         Notes to Consolidated Financial Statements  . . . . . . .  6

                         Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations . . . . . . . . . . . . . . . . . . . . . .  8

PART II.         Other Information:

                         Exhibits and Reports on Form 8-K  . . . . . . . . . . .   11

                      PART  I.   FINANCIAL  INFORMATION


                    ROWAN COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                              September  30,        December 31,
                                                                   1994                1993
                                                              --------------      --------------
                                                                         (Unaudited)
                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................. $      113,605      $      116,778
  Receivables- trade and other...............................         97,447              83,429
  Inventories- at cost:
    Raw materials and supplies...............................         36,157              14,002
    Work-in-progress.........................................         15,520
    Finished goods...........................................          3,674
  Prepaid expenses...........................................          3,628               1,312
  Costs of turnkey drilling contracts in progress............                                785
                                                              --------------      --------------
        Total current assets.................................        270,031             216,306
                                                              --------------      --------------

INVESTMENT IN AND ADVANCES TO 49% OWNED COMPANIES............         33,893              33,569
                                                              --------------      --------------

PROPERTY, PLANT AND EQUIPMENT- at cost:
  Drilling equipment.........................................        959,758             950,538
  Aircraft and related equipment.............................        177,540             166,791
  Manufacturing plant and equipment..........................         18,557
  Other property and equipment...............................         83,252              81,636
                                                              --------------      --------------
        Total................................................      1,239,107           1,198,965
  Less accumulated depreciation and amortization                     726,851             691,772
                                                              --------------      --------------
        Property,  plant  and equipment- net.................        512,256             507,193

OTHER ASSETS AND DEFERRED CHARGES............................          9,121               8,195
                                                              --------------      --------------

        TOTAL................................................ $      825,301      $      765,263
                                                              ==============      ==============

See Notes to Consolidated Financial Statements.

                                                                                September 30,        December 31,
                                                                                    1994                1993
                                                                               ---------------     ---------------
                                                                                           (Unaudited)
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt...............................           $        2,248      $        8,127
 Accounts payable-trade ............................................                   23,864              15,887
 Other current liabilities..........................................                   38,289              20,175
                                                                               --------------      --------------
      Total current liabilities.....................................                   64,401              44,189
                                                                               --------------      --------------

LONG-TERM DEBT- less current maturities.............................                  248,578             207,137
                                                                               --------------      --------------

OTHER LIABILITIES...................................................                   33,614              30,409
                                                                               --------------      --------------

DEFERRED CREDITS:
 Income taxes.......................................................                    4,439               4,314
 Gain on sale/leaseback transactions................................                   16,350              18,742
 Other..............................................................                       35                 172
                                                                               --------------      --------------
      Total deferred credits........................................                   20,824              23,228
                                                                               --------------      --------------

STOCKHOLDERS' EQUITY:
 Preferred stock, $1.00 par value:
  Authorized 5,000,000 shares issuable in series:
   Series I Preferred Stock, authorized 6,500 shares; none issued
   Series II Preferred Stock, authorized 6,000 shares; none issued
   Series A Junior Preferred Stock, authorized
     1,500,000 shares; none issued
 Common stock, $.125 par value:
  Authorized 150,000,000 shares; issued 85,665,081
    shares at September 30, 1994 and 85,349,906 shares
    at December 31, 1993............................................                   10,708              10,669
Additional paid-in capital..........................................                  389,656             385,937
Retained earnings...................................................                   60,005              66,179
Less cost of 1,457,919 treasury shares..............................                    2,485               2,485
                                                                               --------------      --------------
      Total stockholders' equity....................................                  457,884             460,300
                                                                               --------------      --------------

      TOTAL.........................................................           $      825,301      $      765,263
                                                                               ==============      ==============

See Notes to Consolidated Financial Statements.

                    ROWAN COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                            For The Three Months           For The Nine Months
                                             Ended September 30,            Ended September 30,
                                          --------------------------     --------------------------
                                             1994           1993            1994           1993
                                          -----------     ----------     -----------    -----------
                                                                 (Unaudited)
REVENUES:
  Drilling services....................   $    66,383     $   77,655     $   191,183    $   197,910
  Aircraft services....................        37,439         28,974          75,302         64,352
  Manufacturing sales and services.....        25,397                         68,818
                                          -----------     ----------     -----------    -----------
    Total..............................       129,219        106,629         335,303        262,262
                                          -----------     ----------     -----------    -----------

COSTS AND EXPENSES:
  Drilling services....................        56,298         56,213         155,006        156,946
  Aircraft services....................        23,987         20,678          58,483         52,294
  Manufacturing sales and services.....        22,223                         62,901
  Depreciation and amortization........        12,852         13,353          38,026         39,535
  General and administrative...........         3,288          2,865          10,545          9,235
                                          -----------     ----------     -----------    -----------
    Total..............................       118,648         93,109         324,961        258,010
                                          -----------     ----------     -----------    -----------

INCOME FROM OPERATIONS.................        10,571         13,520          10,342          4,252
                                          -----------     ----------     -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense.....................        (6,985)        (6,278)        (20,593)       (19,091)
  Gain on disposals of property, plant
   and equipment.......................           764             18             980            101
  Interest income......................         1,224            984           3,269          1,424
  Other-net............................            93             30             205            130
                                          -----------     ----------     -----------    -----------
    Other income (expense)- net........        (4,904)        (5,246)        (16,139)       (17,436)
                                          -----------     ----------     -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES......         5,667          8,274          (5,797)       (13,184)
  Provision for income taxes...........            21             99             377            347
                                          -----------     ----------     -----------    -----------
NET INCOME (LOSS)......................   $     5,646     $    8,175     $    (6,174)   $   (13,531)
                                          ===========     ==========     ===========    ===========

EARNINGS (LOSS) PER COMMON SHARE
  (Note 5).............................   $       .07     $      .10     $      (.07)   $      (.18)
                                          ===========     ==========     ===========    ===========

See Notes to Consolidated Financial Statements.

                    ROWAN COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)



                                                                      For The Nine Months
                                                                      Ended September 30,
                                                                -----------------------------
                                                                    1994             1993
                                                                -----------      ------------
                                                                         (Unaudited)
CASH PROVIDED BY (USED IN):
Operations:
 Net income (loss)...........................................   $    (6,174)     $   (13,531)
 Noncash charges (credits) to net income (loss):
  Depreciation and amortization..............................        38,026           39,535
  Gain on disposals of property, plant and equipment.........          (980)            (101)
  Compensation expense.......................................         3,549            3,133
  Change in sale/leaseback payable...........................        (2,996)          (1,770)
  Amortization of sale/leaseback gain........................        (2,392)          (2,392)
  Provision for pension and postretirement benefits..........         4,983            4,424
  Other- net.................................................          (519)          (2,688)
 Changes in current assets and liabilities:
  Receivables- trade and other...............................          (160)         (22,631)
  Inventories................................................        (3,377)             738
  Other current assets.......................................          (642)            (200)
  Current liabilities........................................        11,380           13,202
 Net changes in other noncurrent assets and liabilities......        (3,515)           1,420
                                                                -----------      -----------
Net cash provided by operations..............................        37,183           19,139
                                                                -----------      -----------

Investing activities:
 Property and equipment additions............................       (25,748)         (17,669)
 Acquisition of net manufacturing assets.....................       (10,414)
 Advances to affiliates......................................                           (101)
 Proceeds from disposals of property,  plant and equipment...         1,585              191
                                                                -----------      -----------
Net cash used in investing activities........................       (34,577)         (17,579)
                                                                -----------      -----------

Financing activities:
 Proceeds from common stock offering, net of issue costs.....                         91,994
 Proceeds from borrowings....................................                         13,560
 Repayments of borrowings....................................        (6,094)         (16,030)
 Other- net..................................................           315              457
                                                                -----------      -----------
Net cash provided by (used in) financing activities..........        (5,779)          89,981
                                                                -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............        (3,173)          91,541
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............       116,778           29,550
                                                                -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................   $   113,605      $   121,091
                                                                ===========      ===========

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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 1994 and December 31, 1993, and the results of its operations for the three and nine month periods ended September 30, 1994 and 1993 and its cash flows for the nine months ended September 30, 1994 and 1993.

3. The results of operations for the three and nine month periods ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

4. On February 11, 1994, the Company completed the acquisition of substantially all of the assets, and assumed certain related liabilities, of Marathon LeTourneau Company for $52.1 million pursuant to an agreement with General Cable Corporation dated November 12, 1993. The acquisition was financed with $10.4 million in cash and $41.7 million in 7% promissory notes due in 1999 and has been recorded using the purchase method of accounting. The accompanying financial statements give effect to the acquisition as of January 1, 1994 and include the financial position, results of operations and cash flows associated with the acquired net assets from that date forward. Had the acquisition been completed effective January 1, 1993, the Company's operating results for the first nine months of 1993 would have been as follows: revenues - $337.7 million, net loss -$11.2 million and net loss per common share - $.14.

5. Computation of primary and fully diluted earnings (loss) per share is as follows (in thousands except per share amounts):

                                                                   For The                        For The
                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
                                                           -------------------------       -------------------------
                                                             1994            1993            1994            1993
                                                           ---------       ---------       ---------      ----------
   Weighted average shares of common
     stock outstanding ................................       84,177          83,805          84,038          77,262

   Stock options (treasury stock method)...............        1,935 (A)       1,559 (A)       1,492 (A)       1,405 (A)
                                                           ---------       ---------       ---------      ----------

   Weighted average shares for primary
     earnings (loss) per share calculation.............       86,112          85,364          85,530          78,667

   Stock options (treasury stock method)...............                            5 (A)                          11 (A)

   Shares issuable from assumed conversion
     of floating rate convertible subordinated
     debentures .......................................          478 (A)         478 (A)         478 (A)         528 (A)
                                                           ---------       ---------       ---------      ----------

   Weighted average shares for fully diluted
     earnings (loss) per share calculation ............       86,590          85,847          86,008          79,206
                                                           =========       =========       =========      ==========


   Net income (loss) for primary calculation...........    $   5,646       $   8,175       $  (6,174)     $  (13,531)

   Subordinated debenture interest, net of
     income tax effect ................................           80              67             210             215
                                                           ---------       ---------       ---------      ----------

   Net income (loss) for fully diluted
     calculation ......................................    $   5,726       $   8,242       $  (5,964)      $ (13,316)
                                                           =========       =========       =========      ==========

   Earnings (loss) per share:

     Primary ..........................................    $     .07       $     .10       $    (.07)     $     (.17)(B)
                                                           =========       =========       =========      ==========

     Fully diluted ....................................    $     .07       $     .10       $    (.07)     $     (.17)(B)
                                                           =========       =========       =========      ==========


(A) Included in accordance with Regulation S-K Item 601(b)(11) although not required to be provided by Accounting Principles Board ("APB") Opinion No. 15 because the effect is insignificant.

(B) This calculation is submitted in accordance with Regulation S-K Item 601(b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an antidilutive result.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Nine Months Ended September 30, 1994 Compared to
         Nine Months Ended September 30, 1993

         The Company incurred a net loss of $6.2 million in the first nine months of 1994 compared to a net loss of $13.5 million in the same period of 1993. The 54% decrease in loss was primarily due to improved profitability of the Company's aviation division, the addition of the manufacturing operations in the first nine months of 1994 and a $1.8 million increase in interest income attributable to the investment of the net proceeds from the June 1993 public offering of 10 million shares of common stock coupled with generally increasing interest rates.

         A comparison of the revenues and operating profits from drilling, aviation, manufacturing and consolidated operations for the first nine months of 1994 and 1993, respectively, is reflected below (dollars in thousands):

                                Drilling             Aviation          Manufacturing       Consolidated
                                --------             --------          -------------       ------------
                             1994      1993       1994      1993      1994      1993      1994       1993
                             ----      ----       ----      ----      ----      ----      ----       ----
  Revenues                 $191,183  $197,910   $75,302   $64,352    $68,818            $335,303  $262,262

  Percent of
  Consolidated Revenues         57%       75%       22%       25%        21%                100%      100%

  Operating Profit  (1)      $6,609    $9,805    $9,132    $3,682     $5,146             $20,887   $13,487

- --------------------------------------------------------------------------------
(1) Income from operations before deducting general and administrative expenses.


         As reflected above, the Company's consolidated operating results improved $7.4 million when the $20.9 million operating profit in the first nine months of 1994 is compared to the $13.5 million operating profit in the first nine months of 1993. A $10.0 million decline in turnkey drilling revenues more than offset the aggregate effects of a $3.3 million increase in day rate drilling revenues and a $1.9 million decrease in drilling operating expenses. Turnkey drilling revenues and incremental operating profit for the first nine months of 1994 were $52.2 million and $3.4 million, respectively, compared to $62.2 million and $8.0 million, respectively, for the same period in 1993. The improved aviation operating results in 1994 reflect increased flying activity in connection with wildfire control throughout the western United States and tourism and commuter airline services in Alaska.

Three Months Ended September 30, 1994 Compared to
         Three Months Ended September 30, 1993

         The Company generated net income of $5.6 million in the third quarter of 1994 compared to net income of $8.2 million in the same quarter of 1993.
The 31% decrease in earnings was primarily due to a reduction in drilling activity between periods which more than offset improved profitability of the Company's aviation division and the addition of the manufacturing operations in 1994.

         A comparison of the revenues and operating profits from drilling, aviation, manufacturing and consolidated operations for the third quarters of 1994 and 1993, respectively, is reflected below (dollars in thousands):

                               Drilling            Aviation          Manufacturing        Consolidated
                               --------            --------          -------------        ------------
                            1994      1993      1994      1993      1994       1993      1994      1993
                            ----      ----      ----      ----      ----       ----      ----      ----
  Revenues                 $66,383   $77,655    $37,439   $28,974   $25,397            $129,219   $106,629

  Percent of
  Consolidated Revenues        51%       73%        29%       27%       20%                100%       100%

  Operating Profit             $96   $10,964    $10,735    $5,421    $3,028             $13,859    $16,385


         As reflected above, the Company's consolidated operating results decreased by $2.5 million when the $13.9 million operating profit in the third quarter of 1994 is compared to the $16.4 million operating profit in the third quarter of 1993. Utilization of the Company's offshore rigs decreased to 79% in the third quarter of 1994 from 90% in the comparable quarter of 1993 primarily due to weaker domestic energy prices. Turnkey drilling revenues and incremental operating profit for the third quarter of 1994 were $25.7 million and $1.5 million, respectively, compared to $27.7 million and $5.3 million, respectively, for the same quarter in 1993. The improved aviation operating results in 1994 reflect increased flying activity in connection with wildfire control throughout the western United States and tourism and commuter airline services in Alaska.

         Perceptible trends in the marine drilling markets in which the Company is currently operating and the number of Company-operated rigs in each of those markets are as follows:

         AREA                   RIGS                         PERCEPTIBLE INDUSTRY TRENDS
- ------------------------     ------------     ------------------------------------------------------------
Gulf of Mexico                   18           Moderately improving levels of exploration and
                                              development activity

North Sea                         4           Generally stable drilling activity for jack-up rigs used
                                              in the exploration and development of natural gas

Eastern Canada                    1           Generally stable demand

Trinidad                          1           Generally stable demand


         Perceptible trends in the aviation markets in which the Company is currently operating and the number of Company aircraft based in each of those markets are as follows:

                            COMPANY-OWNED
         AREA                  AIRCRAFT                         PERCEPTIBLE INDUSTRY TRENDS
- ------------------------    -------------           -------------------------------------------------------
Alaska                           69                  Normal seasonal decline

Gulf of Mexico                   39                  Moderately improving market conditions

Trinidad                          1                  Generally stable flight support activity

China                             1                  Generally stable flight support activity

North Sea (Dutch)                10    (1)           Generally stable flight support activity

North Sea (U. K.)                 1    (1)           Generally stable flight support activity

- ----------
(1)  49% owned


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

         The volatile nature of the various factors affecting the level of offshore expenditures by energy companies and shifts of such expenditures between markets prevent the Company from being able to predict whether the perceptible market trends reflected in the preceding tables will continue, or their impact on the results of drilling and aviation operations in the fourth quarter of 1994.

         In February 1994, the Company completed the acquisition of the net assets of Marathon LeTourneau Company for $52.1 million with $10.4 million cash paid at the time of the purchase and the balance being seller-financed by promissory notes bearing interest at 7% and payable at the end of five years. The Company's new manufacturing segment operates a mini-steel mill that recycles scrap and produces alloy steel and steel plate; a manufacturing facility that produces heavy equipment for the mining, timber and railroad industries including, among other things, front-end loaders up to 50 ton capacity; and a marine division that has built over one-third of all mobile offshore jack-up drilling rigs, including all twenty operated by the Company.

         The Company's manufacturing operations generated $68.8 million and $5.1 million of revenues and operating profit, respectively, during the first nine months of 1994. With the uncertainty associated with its pending sale now removed, the marketing efforts of the division will no longer be constrained. The Company continues to evaluate its manufacturing product and service lines with the intention of sustaining and enhancing operating results.

LIQUIDITY AND CAPITAL RESOURCES

         A comparison of key balance sheet figures and ratios as of September 30, 1994 and December 31, 1993 is as follows (dollars in thousands):

                                                                September 30,     December 31,
                                                                    1994             1993
                                                                -------------     ------------
   Cash and cash equivalents                                       $113,605          $116,778
   Current assets                                                  $270,031          $216,306
   Current liabilities                                              $64,401           $44,189
   Current ratio                                                       4.19              4.90
   Current maturities of long-term debt                              $2,248            $8,127
   Long-term debt                                                  $248,578          $207,137
   Stockholders' equity                                            $457,884          $460,300
   Long-term debt/total capitalization                                  .35               .31


         Reflected in the comparison above are the effects of the acquisition of the net assets of Marathon LeTourneau Company as well as the effects in the first nine months of 1994 of net cash provided by operations of $37.2 million, property and equipment additions of $25.7 million, and repayments of borrowings totaling $6.1 million.

         With respect to cash dividends on the Company's common stock, the Company's ability to pay cash dividends was restored as a result of the addition of the proceeds from the public offering of 10 million shares of common stock in June 1993. As of September 30, 1994, approximately $19 million of the Company's retained earnings were available for the payment of dividends under the terms of certain debt agreements. However, the Company does not intend to pay dividends on its common stock until it achieves and sustains a suitable level of profitability.

         Capital expenditures made during the first nine months of 1994 were $25.7 million, consisting primarily of the purchase of four aircraft and modifications to certain offshore rigs. The Company estimates 1994 capital expenditures will be between $30 million and $35 million. These expenditures are in addition to the purchase of the net assets of Marathon LeTourneau Company discussed previously. The Company may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing offshore rigs.

         In the opinion of management, cash provided by operations and existing working capital will be adequate to sustain planned capital expenditures and debt service requirements for the foreseeable future. The Company does not currently have any unused lines of credit.



                        PART II.       OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

                 (a)      Exhibit 27 - Financial Data Schedule

                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed by the Registrant during the third quarter of fiscal year 1994.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ROWAN COMPANIES, INC.
                                        (Registrant)


Date:  November  14, 1994               /s/ E. E. THIELE
                                        -----------------------------
                                        E. E. Thiele
                                        Senior Vice President-Finance,
                                        Administration and Treasurer
                                        (Chief Financial Officer)

Date:  November  14, 1994               /s/ W. H. WELLS
                                        -----------------------------
                                        W. H. Wells
                                        Controller
                                        (Chief Accounting Officer)