Form 10-K
ROWAN COMPANIES INC
filed 1995-03-31
CIK 85408

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                      OR
            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ___ TO ___

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

                                                          Name of each exchange
     Title of each class                                   on which registered
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


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.


         The aggregate market value as of March 1, 1995 of the Common Stock held by non-affiliates of the registrant was approximately $500 million.

         The number of shares of Common Stock, $.125 par value, outstanding at March 1, 1995 was 84,310,787.

                      DOCUMENTS INCORPORATED BY REFERENCE

             Document                                          Part of Form 10-K
             --------                                          -----------------
Annual Report to Stockholders for
fiscal year ended December 31, 1994                            Parts I, II and IV

Proxy Statement for the 1995 Annual
Meeting of Stockholders                                        Part III

                               TABLE OF CONTENTS

                                                                             Page
PART I

     Item 1.   Business ....................................................   1
        Contract Drilling ..................................................   1
           Offshore Operations .............................................   1
           Onshore Operations ..............................................   3
           Contracts .......................................................   3
           Competition .....................................................   4
           Regulations and Hazards .........................................   5
        Aircraft Operations ................................................   7
           Contracts .......................................................   8
           Competition .....................................................   8
           Regulations and Hazards .........................................   9
        Manufacturing Operations............................................   9
           Raw Materials....................................................  10
           Competition......................................................  10
           Regulations and Hazards..........................................  11
        Employees ..........................................................  12

     Item 2.   Properties ..................................................  13
        Drilling Rigs ......................................................  13
        Aircraft ...........................................................  16
        Manufacturing Facilities............................................  16

     Item 3.   Legal Proceedings ...........................................  16

     Item 4.   Submission of Matters to a Vote of Security Holders .........  17

     Additional Item.  Executive Officers of the Registrant ................  17

PART II

     Item 5.   Market for Registrant's Common Stock and Related
                 Stockholder Matters .......................................  19

     Item 6.   Selected Financial Data .....................................  19

     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .......................  19

     Item 8.   Financial Statements and Supplementary Data .................  19

     Item 9.   Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure .......................  19

PART III

     Item 10.  Directors and Executive Officers of the Registrant ..........  19

     Item 11.  Executive Compensation ......................................  19

     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management ............................................  20

     Item 13.  Certain Relationships and Related Transactions ..............  20

PART IV
     Item 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K .......................................  20


                                     PART I

ITEM 1.   BUSINESS

         Rowan Companies, Inc. (the "Company"), organized in 1947 as a Delaware corporation and a successor to a contract drilling business conducted since 1923 under the name Rowan Drilling Company, Inc., is engaged principally in the contract drilling of oil and gas wells in domestic and foreign areas. As noted below, it also provides aircraft services and, since February 1994, has operated a mini-steel mill, a heavy equipment manufacturing plant and a marine rig construction yard through the purchase of the net assets of Marathon LeTourneau Company.

         Offshore operations of the Company consist primarily of contract drilling services utilizing mobile rigs, principally a fleet of 20 self-elevating drilling platforms ("jack-up rigs"), including three heavy duty cantilever jack-up rigs ("Gorilla Class rigs"). Beginning in 1992, the Company moved towards Total Project Management, an approach to drilling operations which emphasizes drilling and completing wells on a turnkey basis. In that same year it began providing offshore platform installation and removal services.

         The Company provides contract and charter helicopter and fixed-wing aircraft services, with its fleet consisting on March 31, 1995 of 89 helicopters and 17 fixed-wing aircraft. The Company's aircraft services include flightseeing, medivac transportation, forest fire control and support for oil and gas related operations out of its two primary bases in Alaska and Louisiana. In addition, the Company provides airline services in Alaska using its fixed-wing aircraft. Since 1991, the Company has owned a 49% interest in a Dutch-based joint venture company, KLM ERA Helicopters B.V. ("KLM ERA"), which owns a fleet consisting of 10 helicopters in the Dutch and British sectors of the North Sea.

         In February 1994, the Company purchased through its wholly-owned subsidiary, LeTourneau, Inc., the net assets of Marathon LeTourneau Company. LeTourneau, Inc. operates a mini-steel mill that recycles scrap and produces alloy steel and steel plate; a manufacturing facility that produces heavy equipment for the mining, timber and transportation industries including, among other things, front-end loaders up to 50 ton capacity and trucks up to 240 ton capacity; and a marine group that has built over one-third of all mobile offshore jack-up drilling rigs, including all 20 operated by Rowan.

         Information regarding revenues, operating profit, identifiable assets and export sales of the Company's industry segments and foreign and domestic operations for each of the three years in the period ended December 31, 1994, is incorporated by reference herein and provided in Footnote 10 of the Notes to Consolidated Financial Statements on pages 25 and 26 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994 ("Annual Report"), incorporated portions of which are filed as Exhibit 13 hereto.

         In the years 1992, 1993 and 1994, the Company had revenues from individual customers representing 10% or more of consolidated revenues as follows: Conoco - 11% for 1992; Phillips Petroleum Company - 17% for 1993 and AMOCO Corp. - 10% for 1994. Such revenues were primarily from drilling operations.

         For a discussion of the Company's availability of funds for future operations and estimated capital expenditures for 1995, see "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 14 of the Annual Report, which information is incorporated herein by reference.

CONTRACT DRILLING

         In 1994, drilling operations generated an operating profit (income from operations before deducting general and administrative expenses) of $174,000.

Offshore Operations

         At December 31, 1994, the Company's drilling fleet consisted of 20 deep-water jack-up rigs (eight conventional and twelve cantilever, including three Gorilla Class rigs in the latter category), one semi-submersible rig and three submersible barge rigs. The Company owns all of the rigs comprising its fleet except for two cantilever jack-up rigs leased under sale/leaseback arrangements expiring in 1999 and 2000.

         Since completing a major drilling rig expansion program conducted in the early to mid-1980s, the Company's capital expenditures have been primarily for improvements to existing drilling rigs and the purchase of aircraft. Adding to these capital expenditures were the purchases of the 49% interest in KLM ERA and the net assets of Marathon LeTourneau in 1991 and 1994, respectively. See ITEM 2. PROPERTIES on page 13 of this Form 10-K for additional information with respect to the operating status of the Company's rigs.

         The Gorilla Class rigs are a heavier class of jack-up rig, intended to drill up to 30,000 feet in water depths up to 328 feet in extreme hostile environments (winds up to 100 miles per hour and seas up to 90 feet). Each Gorilla Class rig is equipped with a "top-drive", a drilling system costing approximately $1.25 million which assists in faster drilling while reducing the hazard of the drill string sticking, and is particularly advantageous in the case of horizontal drilling.

         Of the Company's other jack-up rigs, six Class 116-C rigs and one Class 116 rig have been modified to provide (but to a lesser extent than Gorilla Class rigs) the capability of operating in hostile environments. The Company's nine Class 116-C jack-up rigs, two Class 116 jack-up rigs, two Class 84 jack-up rigs and two of its four Class 52 jack-up rigs have been equipped with top-drive drilling systems.

         In 1989, the Company acquired a patent (U. S. Patent No. 4,103,503) applicable to the transfer of a drilling rig substructure from a jack-up type drilling unit to a fixed platform. In conjunction with technology contained in the patent, the Company has developed additional substructure transfer or "skid base" technology which has allowed the Company's conventional jack-up rigs to work over wells on a production platform that heretofore required a cantilever jack-up or platform rig. At March 31, 1995, two Class 116 jack-up rigs, two Class 84 jack-up rigs and one of its Class 52 jack-up rigs have been equipped with skid base units.

         In 1992, the Company purchased a 550-ton ABS certified crane and formed a new subsidiary for conducting offshore platform installation and removal services. Utilizing the skid base technology discussed above, the drilling package on a jack-up rig can be skidded off to allow the heavy-lift crane to be skidded on, thereby transforming the unit into a crane barge or, reversing the process, transforming the unit back into a drilling rig. The Company has a patent (U.S. Patent No. 5,388,930) to cover such technology. At March 31, 1995, one Class 52 jack-up rig had been modified to provide this dual purpose capability and is able to operate in water depths up to 225 feet.

         In the last three years, the Company's rigs located in the North Sea have undergone modifications in order to meet new offshore safety standards being implemented in the United Kingdom. The Company's four Class 116-C jack-up rigs presently in the North Sea are subject to undergoing more modifications pending the finalization of the safety standards being negotiated for each rig. Some of the safety standards under government consideration, many of which the Company has already modified its North Sea rigs to meet, are as follows: a minimum of two independent sources of sea water for firefighting; a temporary safe refuge for personnel near the escape capsules which will provide a high degree of protection from fire, smoke and gas inhalation and will contain additional safety, communication and survival gear; additional enclosed motorized escape capsules; and expanded smoke and gas protection in the crew quarters. Because of continued market weakness in the North Sea, the Company moved drilling rigs to other markets as follows: one Gorilla Class jack-up in 1992 and another in 1994, one Class 116-C jack-up in 1992 and one Class 116 jack-up in 1992.

         Since 1970, the Company has pursued a policy of concentrating on jack-up rigs. Jack-ups are utilized for both offshore exploratory and development drilling and, in certain areas, for well workover operations. The Company operates larger deep-water type jack-up rigs capable of drilling to depths of 20,000 to 30,000 feet in maximum water depths ranging from 225 to 450 feet, depending on the size of the rig and its location. A jack-up rig consists of a floating hull with three independent elevating legs. The Company's rigs are equipped with propulsion thrusters to assist in towing. The entire drilling unit, consisting of the drilling rig, supplies, crew quarters, loading and unloading facilities, helicopter landing deck and other related equipment, is mounted on the hull. At the drilling site, the legs are lowered until they penetrate the ocean floor, and the platform hull is jacked up on the legs to the desired elevation above the water. The platform hull then serves as a drilling platform until the well is completed and the operation is reversed by lowering the platform hull into the water and towing it to the next drilling site. The cantilever feature contained on the Company's newer jack-ups provides for the extension of the portion of the drilling platform containing the drilling rig over fixed production platforms so that the drilling rig may be utilized to perform development or workover operations on the platforms with a minimum of interruption to production.

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

Onshore Operations

         The Company has drilling equipment, personnel and camps available on a contract basis for exploration and development of onshore areas. It currently owns 17 land rigs located as follows: deep-well rigs - eight in the Anadarko and Permian basins of Oklahoma and Texas and one in Mississippi; winterized rigs - five in Alaska; and trailer-mounted rigs - three in Argentina.

         In the first half of 1994, five of the Company's land rigs completed a three-year drilling contract in Venezuela and all were returned to the United States where three of the five had sporadic work in the second half of 1994. Subsequently, three of these rigs have been moved to Argentina to perform a two-year drilling contract that commenced in late March 1995. Two of the rigs presently located in Oklahoma are scheduled to be moved to Argentina to perform multiple well drilling contracts. Except for one deep-well rig that worked most of the last two and a half quarters of 1994 in Texas and one winterized land rig in Alaska that worked in the first quarter of 1992, another that worked in the first quarter of 1993 and another that worked for most of the first four months of 1994, the deep-well land rigs based in Texas, Oklahoma and Alaska have been idle since mid-1988 due to inadequate rates. Accordingly, seven of the Company's land rigs remained "mothballed" at March 31, 1995. The cost of maintaining these rigs is modest and the remaining investment in the rigs is not significant.

         The drilling equipment comprising an onshore rig consists basically of engines, drawworks or hoist, derrick, pumps to circulate the drilling fluid, drill pipe and drilling bits. The type of rig required by a customer depends upon the anticipated well depth, terrain and conditions in the drilling area.

Contracts

         The Company's policy with regard to day rates and contract durations depends upon the prevailing strength or weakness of the market. During periods when the offshore rig markets are weak and declining rates prevail, the Company generally pursues a policy of entering into lower rate contracts to remain in a competitive position and to offset the substantial cost of maintaining and reactivating stacked rigs. During those times when the markets are strong and increasing rates prevail, the Company's policy is generally one of negotiating short rather than long-term contracts for its offshore rigs because such policy allows the Company to maximize its ability to obtain the benefit of rate increases and to pass through cost increases to customers.

        The Company's drilling contracts are obtained either through competitive bidding or individual negotiations. Rates obtained depend upon the type of equipment used, its availability and its location, as well as the type of operations involved. Both offshore and onshore contracts for use of the Company's drilling equipment are "well-to-well", "multiple well" or, except for work done on a turnkey basis, for a fixed term generally ranging from four to twelve months. Well-to-well contracts are cancelable at the option of either party upon completion of drilling at any one site, and fixed-term contracts customarily provide for termination by either party if drilling operations are suspended for extended periods by events of force majeure. While most current fixed-term contracts are for relatively short periods, some fixed-term and well-to-well contracts continue for a longer period than the original term or for a specific series of wells. Contracts, particularly those for offshore operations, generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to the Company and the customer and, in many cases, provide for additional payments for mobilization and demobilization. Most of the Company's drilling contracts in the North Sea are well-to-well contracts or short-term contracts of similar duration lasting 60-120 days, while most of the company's current contracts in the gulf of Mexico are well-to-well contracts lasting 30-45 days.

         The Company's drilling contracts, other than those for work done on a turnkey basis, provide for drilling compensation on a day rate basis. In the case of contracts for work done on a turnkey basis, the Company's compensation is contingent on the Company successfully drilling a well to a specified depth for a fixed price. In the event certain operational problems occur which cause the Company to be unable to reach the specified turnkey depth, the Company may not be entitled to any portion of the turnkey price thereby causing it to absorb substantial out-of-pocket expenses. For this reason, wells drilled on a turnkey basis generally involve greater economic risk to the Company than wells drilled on a day rate basis. Contracts for work in foreign countries generally provide for payment in United States dollars except for minimal amounts required to meet local expenses.

         Contracts for platform installation and removal services typically contain the same types of provisions and features described herein for drilling contracts.

         The Company believes that the contract status of its onshore and offshore rigs is more informative than backlog calculations, and that backlog information is neither calculable nor meaningful given the cancellation options contained in, and the short duration of, fixed-term contracts and the indeterminable duration of well-to-well and multiple well contracts. See ITEM
2. PROPERTIES on page 13 of this Form 10-K for the contract status of rigs as of March 31, 1995.

Competition

        The Company encounters continual competition in securing domestic and foreign drilling contracts from approximately 40 offshore drilling contractors operating or having available to operate about 530 mobile rigs, approximately 13 major domestic drilling contractors operating or having available to operate 43 land rigs in the deep-well market in the Permian and Anadarko Basins, and five domestic drilling contractors operating or having available to operate about 21 winterized land rigs on the Alaskan North Slope. The Argentina land rig market is currently in a state of expansion, thereby causing the number of contractors and rigs to be indeterminable. Some of the Company's competitors with greater financial and other resources may be in a better position than the Company to make the continuous capital investments required to make technological improvements to existing equipment or to replace equipment that becomes obsolete. Furthermore, a few of the Company's competitors have been substantially relieved of debt burdens by bankruptcy proceedings.

         Technological advances in equipment, particularly offshore equipment, may cause older equipment having lower capital costs to be less suitable for some proposed drilling operations. As a result, the Company carried out over the 1980-1986 period a drilling rig expansion program and since 1987 a drilling rig modification program, both designed to provide the Company's fleet with jack-ups reflecting recent technological advancements and which generally meet known government-imposed safety and pollution control requirements.

         The offshore markets in which the Company competes are chosen on the basis of those which offer the greatest market potential and are generally located in the more politically stable areas of the world. Accordingly, since 1989 the Company has moved drilling rigs from one offshore market to another as follows: one Class 116-C jack-up rig from the North Sea to Southeast Asia in 1990 and then to Alaska in 1993; one Gorilla Class rig from the Gulf of Mexico to offshore eastern Canada in 1990; one submersible barge rig from the Gulf of Mexico to Gabon, West Africa in 1991 and back to the Gulf of Mexico in 1992; one Class 116 jack-up rig from the Gulf of Mexico to the North Sea and back to the Gulf of Mexico, both in 1992; one Class 116-C jack-up rig from the North Sea to the Gulf of Mexico in 1992; one Gorilla Class rig from the North Sea to Trinidad in 1992; one Class 52 jack-up rig from the Gulf of Mexico to Colombia in 1992 and back to the Gulf of Mexico in 1993; two submersible barges from Southeast Asia to the Gulf of Mexico in 1993; one class 116-C rig from Alaska to the Gulf of Mexico in 1994; and one Gorilla Class rig from the North Sea to the Gulf of Mexico in 1994. Relocation of drilling rigs from one geographic location to another is dependent upon changing market dynamics with moves occurring only when the likelihood of higher returns make such action economical. At March 31, 1995, 14 jack-ups were located in the Gulf of Mexico, four jack-ups were located in the North Sea, one jack-up was located offshore eastern Canada, one jack-up was located offshore Trinidad, one semi-submersible rig was located in the Gulf of Mexico and three submersible barges were located in the Gulf of Mexico.

         A number of factors affect a drilling contractor's ability both onshore and offshore to obtain contracts at a profitable rate within an area. Such factors include the location and availability of equipment, its suitability for the project, the comparative cost of the equipment, the competence of personnel and the reputation of the contractor. The ability to obtain a profitable rate of return is also dependent upon receiving adequate rates to compensate for the added cost of moving equipment to drilling locations. See "Contracts" beginning on page 3 of this Form 10-K concerning the pricing policies pursued by the Company under various market conditions.

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

         In the case of offshore platform installation and removal services, the Company competes against approximately 12 contractors operating or having available to operate about 19 mobile derrick barges in the Gulf of Mexico market. Because the Company is a relatively new entrant in this field, many of the Company's competitors have the advantage of having offered these services for a longer period of time, including the benefits of established technological know-how and more extensive customer bases.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 14 of the Annual Report, the information under which caption is incorporated herein by reference, for a discussion of current industry conditions and their impact on operations.

Regulations and Hazards

         The offshore and onshore operations of the Company are subject to many hazards. In the drilling business, inherent hazards include blowouts and well fires, which could cause personal injury, suspend drilling operations, seriously damage or destroy the equipment involved and cause substantial damage to producing formations and the surrounding areas. Offshore drilling operations and platform installation and removal operations are also subject to the hazards incident to marine operations, either on site or while under tow, such as capsizing, collision or grounding. Raising and lowering the legs of jack-up rigs into the ocean bottom and ballasting semi-submersible units require skillful handling to avoid capsizing or other serious damage. Drilling deviated holes into high pressure formations is a complex process and problems frequently occur. The process of removing platforms and caissons using underwater explosives involves substantial risks and requires a significant amount of skill in order to confine the resulting destruction to the intended areas.

         The Company believes that it is adequately insured for physical damage to its rigs, and for marine liabilities, workers compensation, Maritime Employees Liability, automobile liability and for various other types of exposures customarily encountered in providing the Company's services. Certain of the Company's liability insurance policies specifically exclude coverage for fines, penalties and punitive or exemplary damages. Under current conditions, the Company anticipates that its present insurance coverage will be maintained, but no assurance can be given that insurance coverage will continue to be available at rates considered reasonable, that self-insured amounts or deductibles will not increase or that certain types of coverage will be available at any cost.

         Foreign operations are subject to certain political, economic and other uncertainties not encountered in domestic operations, including risks of expropriation of equipment as well as expropriation of a particular energy company operator's property and drilling rights, taxation policies, customs restrictions, currency rate fluctuations and the general hazards associated with foreign sovereignty over certain areas in which operations are conducted. The Company attempts to minimize the risk of currency rate fluctuations by generally denominating contract payment terms in United States dollars.

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

AIRCRAFT OPERATIONS

         The Company provides charter and contract helicopter and fixed-wing aircraft services principally in Alaska, the coastal areas of Louisiana and Texas, and the western United States. In Alaska, a diversified range of services has been developed to include tourism, commercial fishing support and medical evacuation as well as support for forest fire control, mining operations and seismic testing. Additionally, the fixed-wing division of the Company conducts scheduled airline service between six cities from a hub in Anchorage and to 18 villages from a hub in Bethel, Alaska. Services provided offshore Louisiana and Texas are primarily to oil and gas related industries. In the western United States, the majority of helicopter services are provided to governmental agencies in support of forest fire control and to a lesser extent support of construction, seismic testing and onshore and offshore oil field support. The Company also provides airborne environmental survey services.

         In 1991, the Company acquired a 49% interest in KLM Helikopters B.V., a wholly-owned subsidiary of KLM Royal Dutch Airlines, as a means of gaining access to the North Sea aviation market. The joint venture company, renamed KLM ERA Helicopters B.V., currently owns 10 helicopters and leases two others. Operating locations and the numbers of helicopters deployed at March 31, 1995 were as follows: eight in the Dutch sector of the North Sea, two in Croatia, and two in the British sector of the North Sea, which helicopters are leased by a wholly-owned subsidiary of KLM ERA. KLM ERA serves principally the offshore oil and gas drilling, production and service companies operating in the Dutch Sector of the North Sea.

         Based on the number of helicopters operating, the Company is the largest helicopter operator in Alaska. It provides charter services from bases at Anchorage, Deadhorse (on the North Slope), Fairbanks, Juneau, Kenai and Valdez. The Company's charter and contract services are provided throughout Alaska with particular emphasis in the oil, mining and high density tourist regions within the state.

         Helicopters are usually operated on a seasonal basis in Alaska because of the prevalent climatic conditions. The peak utilization period in Alaska is May through September, with the winter months comprising the least active period. The seasonal nature of the Alaska business has been ameliorated in prior years by moving helicopters on a limited basis to the Gulf of Mexico area and, more recently, moving helicopters to the West and Northwest regions of the United States and various overseas locations, the most recent being Trinidad and China.

         Since 1983, the Company has operated a scheduled commuter airline service in Alaska encompassing the transportation of passengers, mail and cargo. The Company currently serves Valdez, Kenai, Homer, Kodiak, Iliamna and Cordova from its base hub in Anchorage. In addition, it services 18 remote villages from its hub in Bethel, Alaska. The Company operates under a code sharing agreement with Alaska Airlines which is the largest carrier of passengers from the contiguous United States to Alaska. The Company's commuter airline is the largest airline operation of that type within the state of Alaska and is the 4th largest carrier of passengers into and out of the Anchorage International Airport, including the large jet carriers.

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

         In June 1990, the Company expanded its airborne environmental service capabilities by acquiring the patents, rights and equipment relating to two unique airborne remote sensing technologies - an Airborne Ground Penetrating Radar ("AGPR") and an Airborne Cathodic Monitoring System ("ACMS"). The AGPR system is used primarily for the detection of subsurface contaminants, including free hydrocarbons. In addition, the system can be used for finding subsurface coal veins, water tables and tunnels, drums, tanks and other man-made objects. The ACMS system is used to provide an early warning of potential corrosion failure of underground pipelines. Mounted on a helicopter, this system can survey up to 300 miles of pipeline per day and provides a substantial cost savings compared to conventional techniques. Both services are now marketed from the Company's Reno, Nevada facility following the closing of the Company's Santa Maria facility in early 1995.

         As previously noted, the Company has operated helicopters in various overseas locations, including Croatia and Macedonia where the Company had as many as six owned and two 49%-owned helicopters working for the United Nations at various times in 1994.

         In 1994, aviation operations generated an operating profit (income from operations before deducting general and administrative expenses) of $4.6 million.

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

         Company owned aircraft available for contract use and day charters on March 31, 1995 consisted of 89 helicopters (of which 49 were based in Alaska and 40 in the Gulf of Mexico area) and 17 fixed-wing aircraft that were based in Alaska. The contract status as of March 31, 1995 consisted of: 27 master helicopter service agreements and 28 aircraft term contracts (24 helicopters and 4 fixed-wing aircraft). The remaining aircraft were being operated under day charters or were available for operation under day charter or contract arrangements.

         KLM ERA owned aircraft available for contract use and day charters on March 31, 1995 consisted of 8 helicopters based in The Netherlands and two in Great Britain. The contract status of such aircraft as of March 31, 1995 consisted of: five master service agreements and five term contracts.

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

MANUFACTURING OPERATIONS

         In 1994, LeTourneau, Inc. ("LeTourneau"), a wholly-owned subsidiary of the Company, acquired the net assets of Marathon LeTourneau Company, which is headquartered in Longview, Texas. As more fully detailed below, LeTourneau operates a manufacturing facility that produces heavy equipment, a mini-steel mill that recycles scrap and produces steel plate and forging ingots and a marine group that has built over one-third of all mobile offshore jack-up drilling rigs, including all 20 operated by the Company. The Company holds a number of patents on its inventions and the "LeTourneau" name is considered to be significant to its manufacturing operation.

         The mining equipment product line of LeTourneau includes off-road trucks with capacities of 190, 200 and 240 tons and loaders with bucket capacities of 17, 22, 28 and 33 cubic yards. LeTourneau's loaders and trucks are generally used in coal, gold, copper, iron ore and other mines. Both the loaders and the trucks utilize the LeTourneau diesel electric-drive systems with solid state controls. The primary benefit of the diesel electric-drive system is to allow large, mobile equipment to stop, start and reverse without gear shifting and high maintenance braking. LeTourneau loaders can load LeTourneau rear-dump trucks and competitive trucks in the 85 ton to 240 ton size range. LeTourneau's mining equipment and parts are distributed through a world-wide network of independent distributors and a captive distribution company serving the Western United States.

         The forestry equipment product line includes diesel electric powered log stackers having either two or four wheel drive configurations with load capacities ranging from 40 to 65 tons. LeTourneau is the only manufacturer that sells electrically powered jib cranes with ratings from 25,000 to 52,000 lbs. at a reach of 100 to 150 feet and having a 360 degree rotation. The forestry equipment is marketed primarily in North America through independent distributors and a captive distribution network in the Northwestern United States.

         LeTourneau's material handling equipment line includes the manufacture and sale of several different types of equipment called intermodals. These include 50 ton capacity, diesel electric, gantry cranes and large forklift type vehicles, called side porters, used for lifting, transporting and stacking large shipping containers and trailers at ports and rail yards. Gantry Cranes equipped with a spreader can lift containers from the top and also have retractable arms which are used in loading and unloading piggyback trailers. Gantry cranes not having a spreader can span up to seven rows plus a truck aisle and stack 9 ft. 6 inch containers up to five high. The intermodal equipment is marketed primarily in North America through independent distributors and a captive distribution network in the Northwestern United States.

         LeTourneau also sells parts and components to repair and maintain mining, forestry and intermodal equipment. Equipment parts are marketed through one dealer and a captive distribution company in the United States with 17 parts stocking branches, one dealer in Canada with over 19 parts stocking branches, and 31 international dealers with over 50 parts stocking locations.

         LeTourneau's mini-steel mill located in Longview, Texas produces carbon and alloy plate products and specialty steel. LeTourneau concentrates on "niche" markets that require alloy, specialty steel grades, or "exotic" versions of carbon steel products including mold steels, tool steels, aircraft quality steels, stainless steel and Hydrogen Induced Cracking steels. External steel sales, which are garnered through a direct sales force of LeTourneau employees, consist primarily of steel plate, but also include forging ingots and value-added fabrication of steel products. Steel products are generally sold to steel service centers, fabricators, manufacturers, forge shops and brokers. The market for carbon steel plate products and fabricated products is regional and encompasses Texas, Oklahoma, Louisiana, Mississippi and Arkansas. The Steel Group ships alloy and specialty grades of plate products nationally and exports quantities to Mexico and Canada. The forging ingot market is concentrated in the Gulf Coast region of Texas. Carbon and alloy plate products are also used internally in the production of heavy equipment and parts.

         LeTourneau's marine group has a shipyard in Vicksburg, Mississippi for the construction of mobile self-elevating offshore drilling platforms. LeTourneau has built over one-third of all mobile offshore jack-up drilling rigs, including all 20 operated by the Company utilizing this and other shipyards. The marine group has the capability of providing engineering support and spare parts to the drilling industry. This facility is currently closed, and the ongoing rig component manufacturing and marine repair service businesses, as well as a marine design engineering business, are now located at the Company's Longview, Texas facility.

         In 1994, manufacturing operations generated an operating profit (income from operations before deducting general and administrative expenses) of $7.7 million and had a firm backlog for all of its product lines at March 1, 1995 of $27 million.

         LeTourneau, engages in a limited amount of research and product development, primarily to develop larger capacity trucks and loaders used in the mining industry. The Company evaluates on an ongoing basis the LeTourneau product and service lines with the intention of making enhancements.

Raw Materials

         The principal raw material utilized in LeTourneau's manufacturing operations is steel plate, most of which is supplied by LeTourneau's mini-steel mill. Other required materials are generally available in sufficient quantities through purchases in the open market to meet its manufacturing needs. LeTourneau does not believe that it is dependent on any single supplier.

Competition

         LeTourneau's large trucks and loaders compete worldwide with several competitors. The company believes it is the third or fourth largest supplier of this size and type of equipment in the world. The loader market also includes vigorous competition from smaller-sized equipment. Large loaders compete against four manufacturers of loaders and the electric mining shovels and LeTourneau trucks compete against three manufacturers.

         The market for LeTourneau forestry and intermodal equipment is also characterized by vigorous competition. Even though the company's jib crane is unique, it does encounter competition from other equipment manufacturers that offer alternate methods for meeting the requirements. The number of major competitors by type of equipment are as follows: log stackers - four, jib cranes - three, side porters - six, and gantry cranes - more than ten.

         LeTourneau's mini-steel mill encounters competition from a total of eight major competitors, with the breakdown by product line being as follows: plate products - four; fabricated products - two and forging ingots - two.

         The competition LeTourneau encounters in the parts business is extremely fragmented with only three other companies being considered to be competitors. Vendors supplying parts directly to end-users and well-fitters who obtain parts and copy them to supply less expensive and lower quality substitutes represent more intense competition than that of direct competitors.

         In order to be competitive in the mining and forestry heavy equipment markets, LeTourneau offers warranties at the time of purchase as well as parts guarantees. Warranties, which are based upon stipulated years of ownership or hours of usage, whichever occurs first, generally cover the drive train and, in the case of LeTourneau trucks, cover the frame. Parts consumption guaranties and maintenance and repair contracts are also made on the same basis. LeTourneau pursues a parts return policy, which provides that returned parts must be in new, usable condition, be in current production and be readily resalable.

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

         As a part of the acquisition of the net assets of Marathon LeTourneau Company, the sellers agreed to remediate certain environmental conditions at the Longview, Texas and Vicksburg, Mississippi sites. This work will be performed over the next 25 years. The remediation efforts include, among other things, post-closure care for a landfill at the Longview facility closed by Marathon LeTourneau Company prior to LeTourneau's acquisition.

         LeTourneau jack-up designs are subject to regulatory approvals by various agencies depending upon the customer's selection of geographic areas where the rig will qualify for drilling. The rules vary by location and are subject to frequent change. These rules primarily relate to safety and environmental issues in addition to those which classify the jack-up as a vessel.

         LeTourneau may be liable for damages resulting from pollution of air, land and inland waters associated with its manufacturing operations. LeTourneau believes that compliance with environmental protection laws and regulations will have no material effect on its capital expenditures, earnings or competitive position during 1995. Although further legislation or regulation pertaining to the protection of the environment may reasonably be anticipated, the effects thereof on LeTourneau's manufacturing operations cannot be accurately predicted.

         As a manufacturing company, LeTourneau may be responsible for certain risks associated with the use of its products. These risks include product liability claims for personal injury and/or death, property damage, loss of use of product, business interruption and necessary legal expenses to defend LeTourneau against such claims. LeTourneau carries insurance which it believes adequately covers such risks. LeTourneau did not assume certain liabilities of Marathon LeTourneau Company, such as product liability and tort claims, associated with all products manufactured, produced, marketed or distributed prior to the date of the acquisition.

         LeTourneau anticipates incurring expenses associated with the warranty of its products, including those existing at the date of the acquisition. In the non-marine business segments, dealers of LeTourneau's products perform the warranty work for the manufacturer, and in the marine segment, LeTourneau generally performs warranty work directly.

Employees

        The total number of employees of the Company at March 15, 1995 and at December 31, 1994, 1993 and 1992 were as follows: 3,507, 3,484, 2,560 and
2,333, respectively. Some of the employees included in these numbers are not United States citizens. None of the Company's employees are covered by collective bargaining agreements with labor unions. The Company considers relations with its employees to be satisfactory.

ITEM 2.   PROPERTIES

     The Company leases as its corporate headquarters 57,800 square feet of space in an office tower located at 2800 Post Oak Boulevard in Houston, Texas.

DRILLING RIGS

     The following is a summary of the principal drilling equipment owned or operated by the Company and in service at March 31, 1995. See "Liquidity and Capital Resources" as appearing in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 14 in the Annual Report which page is incorporated herein by reference.

                 OFFSHORE

                                  (b)
                                 Depth:          Year                          Contracting Party/
                                 Water/           in                           (l) Type of Contract
Name/Class (a)                  Drilling        Service        Location        (m) Estimated Release Date
--------------                -------------     -------     -------------      --------------------------
Cantilever Jack-up Rigs:

  Rowan Gorilla II             450'/30,000'      1984       Gulf of Mexico     Kerr McGee Corporation
  200-C (d) (e) (h)                                                           (l) Multiple Well (m) June 1995
  Rowan Gorilla III            328'/30,000'      1984       Eastern Canada     LASMO Nova Scotia Limited
  200-C (d) (e)                                                               (l) Term (m) January 1997
  Rowan Gorilla IV             328'/30,000'      1986       Trinidad           Amoco Trinidad Oil Company
  200-C (d) (e)                                                               (l) Multiple Well (m) April 1995
  Rowan-California             225'/30,000'      1983       North Sea          Phillips Petroleum U.K. Limited
  116-C (c) (e)                                                               (l) Multiple Well (m) November 1995
  Rowan-Halifax                225'/30,000'      1982       North Sea          Mobil North Sea Limited
  116-C (c) (e) (i)                                                           (l) Multiple Well (m) October 1995
  Cecil Provine                225'/30,000'      1982       North Sea          Amoco (U.K.) Exploration Company
  116-C (c) (e) (j)                                                           (l) Multiple Well (m) December 1995
  Arch Rowan                   225'/30,000'      1981       North Sea          Amoco (U.K.) Exploration Company
  116-C (c) (e)                                                               (l) Multiple Well (m) December 1995
  Gilbert Rowe                 350'/30,000'      1981       Gulf of Mexico     Samedan Oil Company
  116-C (c) (e) (h)                                                           (l) Multiple Well (m) June 1995
  Charles Rowan                350'/30,000'      1981       Gulf of Mexico     Amoco Production Company
  116-C (c) (e) (h)                                                           (l) Multiple Well (m) October 1995
  Rowan-Paris                  350'/30,000'      1980       Gulf of Mexico     Amoco Production Company
  116-C (e) (h)                                                               (l) Multiple Well (m) May 1995
  Rowan-Middletown             350'/30,000'      1980       Gulf of Mexico     Amoco Production Company
  116-C (e) (h)                                                               (l) Multiple Well (m) November 1995
  Rowan-Fort Worth             350'/30,000'      1978       Gulf of Mexico     Walter Oil & Gas Corporation
  116-C (e) (h)                                                               (l) Multiple Well (m) August 1995


ITEM 2.   PROPERTIES

                                  (b)
                                 Depth:          Year                          Contracting Party/
                                 Water/           in                           (l) Type of Contract
Name/Class (a)                  Drilling        Service        Location        (m) Estimated Release Date
--------------                -------------     -------     -------------      --------------------------
Conventional Jack-up Rigs:

  Rowan-Juneau                 300'/30,000'      1977       Gulf of Mexico     Shell Offshore, Inc.
  116 (c) (e) (f)                                                              (l) Single Well (Turnkey) (m) May 1995
  Rowan-Odessa                 350'/30,000'      1977       Gulf of Mexico     Not Committed
  116 (e) (f) (h)
  Rowan-Louisiana              350'/30,000'      1975       Gulf of Mexico     King Ranch Oil & Gas, Inc.
  84 (e) (f) (h)                                                               (l) Multiple Well (m) April 1995
  Rowan-Alaska                 350'/30,000'      1975       Gulf of Mexico     Forcenergy Gas Exploration, Inc.
  84 (e) (f) (h)                                                               (l) Multiple Well (m) July 1995
  Rowan-Texas                  250'/20,000'      1973       Gulf of Mexico     Not Committed
  52
  Rowan-Anchorage              250'/20,000'      1972       Gulf of Mexico     Sonat Exploration Company
  52 (e)                                                                       (l) Single Well (m) April 1995
  Rowan-New Orleans            250'/20,000'      1971       Gulf of Mexico     American Exploration Company
  52 (f) (g)                                                                   (l) Crane operation (m) April 1995
  Rowan-Houston                250'/20,000'      1970       Gulf of Mexico     Forcenergy Gas Exploration, Inc.
  52 (e)                                                                       (l) Multiple Well (m) May 1995

Semi-Submersible Rig:

  Rowan-Midland              1,000'/25,000'      1976       Gulf of Mexico     Ashland Exploration, Inc.
                                                                               (l) Multiple Well (m) August 1995
Submersible Barges:

  Rowan-Fourchon                24'/30,000'      1970       Gulf of Mexico     Flores & Rucks
                                                                               (l) Multiple Well (m) July 1995
  Rowan-Fairbanks               26'/25,000'      1975       Gulf of Mexico     Cold Stacked
  Rowan-Morgan City             26'/25,000'      1973       Gulf of Mexico     Kerr McGee Corporation
                                                                               (l) Multiple Well (m) July 1995

ITEM 2.  PROPERTIES

            (Continued)

              ONSHORE (k)

                                                                             Contracting Party/
                               Maximum                                       (l) Type of Contract
Description                  Drilling Depth            Location             (m) Estimated Release Date
------------                ----------------           ---------            -------------------------------
One rig                      18,000'-30,000'            Oklahoma             Davis Petroleum
                                                                            (l) Single Well(Turnkey)(m) March 1995
                                                        Argentina (n)        Triton Energy, Inc.
                                                                            (l) Multiple Well (m) December 1995
One rig                      18,000'-30,000'            Oklahoma             Davis Petroleum
                                                                            (l) Single Well(Turnkey)(m) May 1995
                                                        Argentina (o)        Argentina Hunt Oil Company
                                                                            (l) Multiple Well (m) December 1995
One rig                      18,000'-30,000'            Texas                Phillips Petroleum
                                                                             (l) Multiple Well (m) August 1995
One rig                      18,000'-30,000'            Mississippi          Amerada Hess
                                                                            (l) Multiple Well (m) May 1995
Five rigs                    18,000'-30,000'            Oklahoma & Texas     Not committed
Three rigs                           10,000'            Argentina            YPF S.A.
                                                                            (l) Term (m) August 1996
Five rigs                            20,000'            Alaska               Not Committed

----------

(a) Classes 200-C ("Gorilla"), 116-C, 116, 84 and 52 are nomenclature assigned by LeTourneau, Inc. to jack-ups of its design and construction.

(b) Indicates rated water depth in current location and rated drilling depth, respectively.

(c)   Unit modified to increase operating capability in hostile environments.

(d)   Gorilla Class unit designed for extreme hostile environment capability.

(e)   Unit equipped with a "top-drive" drilling system.

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

(l) Refer to "Contracts" on page 3 of this Form 10-K for definition of types of contracts.

(m)   Indicates estimated completion date of work to be performed.

(n)   Rig scheduled for shipment to Argentina in May 1995.

(o)   Rig scheduled for shipment to Argentina in June 1995.

    The Company's drilling division leases and, in some cases, owns various operating and administrative facilities generally consisting of office, maintenance and storage space in the states of Alaska, Texas and Louisiana and, on a foreign basis, in the countries of Canada, Argentina, England, Scotland, The Netherlands, and Trinidad.

AIRCRAFT

         At March 31, 1995 the U.S.-based Company-owned helicopter fleet consisted of 14 twin-engine turbine IFR rated Bell 212 helicopters (14 passenger), 16 twin-engine turbine IFR rated Bell 412 helicopters (14 passenger), 30 twin-engine turbine MBB BO-105CBS helicopters (five passenger), two Aerospatiale 332L Super Puma helicopters (19 passenger) and 27 various single-engine turbine helicopters (four to six passenger). The U.S.-based fixed-wing fleet of Company-owned aircraft consisted of four Convair 580s (50 passenger), nine DeHavilland Twin Otters (9-19 passenger), two DeHavilland Dash 8s (37 passenger), one Lear Jet 35A (six passenger) and one Beechcraft King Air 200C (six passenger).

         Helicopters owned by KLM ERA on March 31, 1995 consisted of five twin-engine turbine IFR rated Sikorsky S-61N helicopters (26 passenger) and five twin-engine turbine IFR rated Sikorsky S-76B helicopters (13 passenger).

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

         KLM ERA's principal facility to accommodate its operations in the Dutch sector of the North Sea is a base located in Den Helder. The facility, comprising 35,000 square feet, includes a helicopter hangar, a repair facility and an operations and administrative building. A facility located in Amsterdam was shutdown and consolidated with the Den Helder operations in March 1995.

Manufacturing Facilities

         LeTourneau's principal manufacturing facility and headquarters are located in Longview, Texas on approximately 2,400 acres with about 1.2 million square feet under roof. Included within the facility are: A mini-steel mill having approximately 330,000 square feet of covered work space and housing two 25-ton electric arc furnaces having an aggregate 120,000 tons per year capacity; a fabrication shop having approximately 300,000 square feet of covered work space and housing a 3,000 ton vertical bender for making roll-ups or flattening materials up to 2 1/2 inches thick by 11 feet wide; a machine shop having approximately 140,000 square feet of covered work space and housing various types of machinery; and an assembly shop having approximately 124,000 square feet and housing various types of machinery.

         The marine group's facility located in Vicksburg, Mississippi is located on 1,850 acres of land and has approximately 476,000 square feet of covered work space. This facility is currently closed and the businesses formerly carried on at this location have been relocated to the Longview, Texas facility.

         The LeTourneau Portland Division's distributor for forest products in the Northwestern United States, is located on a six acre site in Troutdale, Oregon with approximately 22,000 square feet of building space.

         The Western Mining Division of LeTourneau headquartered in Tucson, Arizona is housed in a 20,000 square foot leased facility. It functions as the distributor for LeTourneau's mining equipment products in the Western United States.


ITEM 3.   LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation arising out of the conduct of the Company's operations and other matters, not all the potential liabilities with respect to which are covered by the terms of the Company's insurance policies. While the Company is unable to predict the ultimate liabilities which may result from such litigation, the Company believes that no such litigation in which the Company was involved as of March 31, 1995 will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the Company's common stockholders during the fourth quarter of the fiscal year ended December 31, 1994.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

      The names, positions, years of accredited service and ages of the officers of the Company and certain officers of the Company's wholly-owned subsidiaries, Era Aviation, Inc. and LeTourneau Inc., as of March 31, 1995 are listed below. Officers of all three entities are normally appointed annually by the entities' Board of Directors at the bylaws-prescribed meetings held in the spring and serve at the discretion of the Board of Directors. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

                                                           Years of
                                                          Accredited
       Name                       Position                 Service      Age
--------------------  --------------------------------    ----------   -----
Executive Officers of the Registrant:

C. R. Palmer          Chairman of the Board, President        34         60
                        and Chief Executive Officer
R. G. Croyle          Executive Vice President                21         52
D. F. McNease         Senior Vice President, Drilling         21         43
E. E. Thiele          Senior Vice President, Finance,         25         55
                        Administration and Treasurer
J. Earl Beckman(1)    Vice President, Manufacturing            1         57
John L. Buvens        Vice President, Legal                   14         39
James B. Davis        Vice President, Engineering             21         44
C. W. Johnson(2)      Vice President, Aviation                17         51
Mark A. Keller        Vice President, Marketing -              3         42
                        North American Drilling
Paul L. Kelly         Vice President, Special Projects        12         55
Bill S. Person        Vice President, Industrial Relations    27         46
William C. Provine    Vice President, Investor Relations       8         48

Other Officers of the Registrant:

William H. Wells      Controller                               1         33
Mark H. Hay           Secretary and Assistant Treasurer       16         50
P. G. Wheeler         Assistant Treasurer                     20         47
Lynda A. Aycock       Assistant Treasurer and                 23         48
                        Assistant Secretary

Certain Officer of Era Aviation, Inc.:

James Vande Voorde    Vice President                          21         55


(1)  Also serves as President and Chief Executive Officer of LeTourneau, Inc.

(2)  Also serves as President and Chief Operating Officer of Era Aviation, Inc.


      Each of the executive officers and other officers of the Company as well as the officers of Era Aviation, Inc. and LeTourneau, Inc. listed above continuously served in the position shown above for more than the past five years except as noted in the following paragraphs.

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

         Since April 1994, Mr. Thiele's principal occupation has been in the position set forth. From January 1994 to April 1994, Mr. Thiele served in the position of Vice President, Finance, Administration and Treasurer. From February 1989 to January 1994, he served as Vice President, Finance and Administration.

         Since April 1994, Mr. Beckman's principal occupation has been in the position set forth. From February 1994 to present, Mr. Beckman has also served in the position of President and Chief Executive Officer of LeTourneau, Inc, a subsidiary of the Company. For more than five years prior to that time, he served as President of Marathon LeTourneau Company, a company whose net assets were purchased by LeTourneau, Inc. in February 1994. Marathon LeTourneau was not, and is not now, a parent, subsidiary or affiliate of the Company.

         Since October 1993, Mr. Buvens' principal occupation has been in the position set forth. For more than five years prior to that time, Mr. Buvens served as an Attorney for the Company.

         Since October 1993, Mr. Davis' principal occupation has been in the position set forth. From January 1990 to October 1993, Mr. Davis served as Manager of Engineering/Purchasing & Chief Engineer of the Company. From June 1989 to January 1990, he served as an Engineer for the Company. For more than five years prior to that time, he served as a Tool Pusher for the Company.

         Since April 1994, Mr. Johnson's principal occupation has been in the position set forth. From December 1993 to present, Mr. Johnson has also served in the position of President and Chief Operating Officer of Era Aviation, Inc., a subsidiary of the Company. For more that five years prior to that time, he served as Executive Vice President of Era.

         Since April 1994, Mr. Keller's principal occupation has been in the position set forth. From July 1992 to present and April 1993 to present, Mr. Keller has also served in the positions of Vice President of Terminator, Inc. and Rowandrill, Inc., respectively, both subsidiaries of the Company. From April 1992 to July 1992, Mr. Keller served as Marketing Coordinator for Terminator, Inc. For more than five years prior to April 1992, he served as Senior Vice President of Chiles Offshore Corp. Chiles is not a parent, subsidiary or affiliate of the Company.

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

         Since joining the Company in March 1994, Mr. Wells' occupation has been in the position set forth. For more than five years prior to that time, Mr. Wells served in various positions with the independent accounting firm of Deloitte & Touche LLP, including Audit Manager and, most recently, Senior Audit Manager. Deloitte & Touche is not a parent, subsidiary or affiliate of the Company but does serve as the Company's independent auditors.

         Since April 1994, Ms. Aycock's principal occupation has been in the position set forth. From October 1993 to April 1994, Ms. Aycock served in the position of Assistant Treasurer. For more than five years prior to that time, Ms. Aycock served as an Accountant for the Company.

         In addition to serving in the position shown above, Mr. Wheeler has also served as Corporate Tax Director of the Company for more than five years.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The information required hereunder regarding the Common Stock price range and cash dividend information for 1994 and 1993 and the number of holders of Common Stock is set forth on page 27 of the Company's Annual Report under the title "Common Stock Price Range, Cash Dividends and Stock Splits", and is incorporated herein by reference, except for the final two paragraphs under such title. Also incorporated herein by reference to the Annual Report is the fifth paragraph in the right hand column appearing on page 14 within "Management's Discussion and Analysis of Financial Condition and Results of Operations", such paragraph provides information pertinent to the Company's ability to pay cash dividends subject to certain restrictions. The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange.

ITEM 6.  SELECTED FINANCIAL DATA

        The information required hereunder is set forth on page 10 of the Company's Annual Report under the title "Financial Review" and is incorporated herein by reference.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Refer to ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K on page 20 of this Form 10-K for a listing of financial statements of the registrant and its subsidiaries, all of which financial statements are incorporated by reference under this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information provided under the columns entitled Name, Principal Occupation for the Past Five Years, Age and Year First Became Director in the table on pages 5 and 6, in footnotes (1) and (3) on page 6 and in the paragraph following footnote (5) on page 4 of the Proxy Statement for the Company's 1995 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. There are no family relationships among the directors or nominees for directors and the executive officers of the Company, nor any arrangements or understandings between any director or nominee for director and any other person pursuant to which such director or nominee for director was selected. Except as otherwise indicated, each director or nominee for director of the Company has been employed or engaged for the past five years in the principal occupation set forth opposite his name in the information incorporated by reference. See ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT on pages 17 and 18 of this Form 10-K for information relating to executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

        The standard arrangement for compensating directors described under the title, "Director Compensation" at the bottom of page 11 of the Proxy Statement and the information appearing under the titles "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Option Plans", "Convertible Debenture Incentive Plan" and "Pension Plan" on pages 7 through 11 of the Proxy Statement are incorporated herein by reference. In accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Proxy Statement under the titles "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation" shall not be deemed to be filed as part of this Form 10-K.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain business relationships and transactions between the Company and certain of the directors of the Company under the heading "Certain Transactions" appearing on page 15 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)1.  Financial Statements

             The following financial statements and independent auditors' report, included in the Annual Report, are incorporated herein by reference:

                                                                  Page of 1994
                                                                  Annual Report
                                                                  -------------
             Independent Auditors' Report.............................   15
             Consolidated Balance Sheet,
              December 31, 1994 and 1993..............................   16
             Consolidated Statement of Operations for the
              Years Ended December 31, 1994, 1993 and 1992 ...........   17
             Consolidated Statement of Changes in Stockholders'
              Equity for the Years Ended December 31, 1994, 1993 and
              1992 ...................................................   18
             Consolidated Statement of Cash Flows for
              the Years Ended December 31, 1994, 1993 and 1992........   19
             Notes to Consolidated Financial Statements...............   20
             Selected Quarterly Financial Data (Unaudited) for
              the Quarters Ended March 31, June 30, September 30
              and December 31, 1994 and 1993..........................   27


      2.  Financial Statement Schedules

         Financial Statement Schedules I, II, III, IV, and V are not included in this Form 10-K because such schedules are not required, not significant or because the required information is shown in Notes to the Consolidated Financial Statements of the Company's Annual Report.

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

        3b    Bylaws of the Company amended as of April 23, 1993, incorporated by reference to Exhibit 3 to the Company's Form 10-Q for the quarter ended March 31, 1993 (File No. 1-5491).

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

        4d    Certificate of Designation of the Companies Series III Preferred Stock.

        4e    Certificate of Designation of the Company's Series A Junior Preferred Stock dated March 2, 1992 incorporated by reference to Exhibit 4d to the Company's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-5491).

        4f    Amendment Nos. 1 and 2 dated September 19, 1994 and September 26, 1994, respectively, to the Rights Agreement dated as of February 25, 1992 between the Company and Citibank, N.A. as Rights Agent.

        4g    Rights Agreement as amended dated as of February 25, 1992 between the Company and Citibank, N.A. as Rights Agent.

        4h    Indenture dated December 1, 1991 between the Company and Bankers Trust Company, as Trustee, relating to the Company's
              11-7/8% Senior Notes due 2001 incorporated by reference to Exhibit 28.1 to the Company's Current Report on Form 8-K
              dated December 12, 1991 (File No. 1-5491).

        4i    Specimen Common Stock certificate, incorporated by reference to Exhibit 4g to the Company's Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).

        4j    Form of Promissory Note dated November 30, 1994 between the purchasers of Series III Floating Rate Subordinated
              Convertible Debentures due 2004 and the Company.

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

       10g    Amendment Nos. 1 and 2 dated June 12, 1986 and October 21, 1994, respectively, to the 1986 Convertible Debenture
              Incentive Plan of the Company.

       10h    1986 Convertible Debenture Incentive Plan of the Company as amended.

       10i    Pension Restoration Plan of the Company incorporated by reference to Exhibit 10h to the Company's Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).

       10j    Pension Restoration Plan of LeTourneau, Inc.

       10k    Credit Agreement dated September 22, 1986 (including amendatory letter dated March 25, 1987) and First Preferred
              Ship Mortgage dated November 7, 1986 between the Company and Marathon LeTourneau Company incorporated by reference to Exhibit 10c to the Company's Form 10-K for the fiscal year ended December 31, 1986 and amendatory letter dated
              February 21, 1992 incorporated by reference to Exhibit 10h to the Company's Form 10-K for the fiscal year ended
              December 31, 1991 (File No. 1-5491).

       10L    Participation Agreement dated December 1, 1984 between the Company and Textron Financial Corporation et al. and
              Bareboat Charter dated December 1, 1984 between the Company and Textron Financial Corporation et al. incorporated by reference to Exhibit 10c to the Company's Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).

       10M    Participation Agreement dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al. and Bareboat
              Charter dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al. incorporated by reference to Exhibit 10d to the Company's Form 10-K for the fiscal year ended December 31, 1985  (File  No.1-5491).

       10n    Corporate Continuing Guaranty dated December 31, 1986 between Shearson Lehman Brothers Holdings Inc. and the Company
              incorporated by reference to Exhibit 10h to the Company's Form 10-K for the fiscal year ended December 31, 1986 (File
              No.1-5491).

       10o    Corporate Continuing Guaranty dated September 10, 1987 between Shearson Lehman Brothers Holdings Inc. and the Company
              incorporated by reference to Exhibit 10i to the Company's Form 10-K for the fiscal year ended December 31, 1987 (File
              No.1-5491).

       10p    Cross-Border Corporate Continuing Guaranty dated May 29, 1991 between Citicorp and the Company's wholly-owned subsidiary, Rowan International, Inc. incorporated by reference to Exhibit 10o to the Company's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-5491).

       10q    Amendment No. 1 dated April 1, 1994 to the Consulting Agreement dated March 1, 1991 between the Company and C. W.
              Yeargain.

       10r    Consulting Agreement as amended dated March 1, 1991 between the Company and C. W. Yeargain.

       10s    Acquisition Agreement dated as of November 7, 1991, among KLM Royal Dutch Airlines, Blue Yonder I B.V., KLM
              Helikopters B.V. and Rowan Aviation (Netherlands) B.V. incorporated by reference to Exhibit 28.1 to the Company's
              Current Report on Form 8-K dated November 7, 1991 (File No. 1-5491).

       10t    Business Loan Agreement dated January 27, 1993 between Key Bank of Alaska and the Company's wholly-owned subsidiary,
              Era Aviation, Inc. incorporated by reference to Exhibit 10s to the Company's Form 10-K for the fiscal year ended
              December 31, 1992 (File No. 1-5491).

       10u    Asset Purchase Agreement dated as of November 12, 1993, among Rowan Companies, Inc., Rowan Equipment, Inc., General
              Cable Corporation, Marathon LeTourneau Company, Marathon LeTourneau Sales & Service Company and Marathon LeTourneau
              Australia Pty. Ltd. incorporated by reference to the Company's Current Report on Form 8-K dated February 11, 1994
              (File No. 1-5491).

       11     Computation of Primary and Fully Diluted Earnings (Loss) Per Share for the years ended December 31, 1994, 1993 and
              1992 appearing on page 26 in this Form 10-K.

      *13     Annual Report to Stockholders for fiscal year ended December 31, 1994.

       21     Subsidiaries of the Registrant as of March 31, 1995.

       23     Independent Auditors' Consent.

       24     Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 1994.

       27     Financial Data Schedule for the year ended December 31, 1994.

         The Company agrees to furnish to the Commission upon request a copy of all instruments defining the rights of holders of long-term debt of the Company and its subsidiaries.
___________

 *  Only portions specifically incorporated herein are deemed to be filed.


                          EXECUTIVE COMPENSATION PLANS
                                AND ARRANGEMENTS

         Compensatory plans in which directors and executive officers of the Company participate are listed as follows:

         o 1980 Nonqualified Stock Option Plan of the Company together with form of Stock Option Agreement related thereto incorporated by reference to Exhibit 5.10 to the Company's Registration Statement on Form S-7 (Registration No. 2-68622); Amendment No. 1 dated October 25, 1990, to all then outstanding Stock Option Agreements related to such Plan incorporated by reference to
             Exhibit 10c to the Company's Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-5491); and Amendment No. 2 dated May 23, 1991, to all then outstanding Stock Option Agreements related to such Plan incorporated by reference to
             Exhibit 10d to the Company's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-5491).

         o 1988 Nonqualified Stock Option Plan of the Company as amended together with form of Stock Option Agreement related thereto incorporated by reference to Exhibit 10b to the Company's Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491; Amendment No. 1 dated October 25, 1990, to all then outstanding Stock Option Agreements related to such Plan incorporated by reference to Exhibit 10d to the Company's Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-5491); and Amendment No. 2 dated May 23, 1991, to all then outstanding Stock Option Agreements related to such Plan incorporated by reference to Exhibit 10f to the Company's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-5491).

         o 1986 Convertible Debenture Incentive Plan of the Company as amended included as Exhibit 10h to this Form 10K.

         o Pension Restoration Plan of the Company incorporated by reference to Exhibit 10h to the Company's Form 10-K for the fiscal year ended December 31, 1992 (File 1-5491).

         o Pension Restoration Plan of LeTourneau, Inc. included as Exhibit 10j to this Form 10k.


       (b)       Reports on Form 8-K:

        No reports on Form 8-K were filed by the Registrant during the fourth quarter of fiscal year 1994.

         For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant Registration Statements on Form S-8 Nos. 2-67866 (filed May 22, 1980), 2-58700, as amended by
Post-Effective Amendment No. 4 (filed June 11, 1980), 33-33755, as amended by Amendment No. 1 (filed March 29, 1990),33-61444 (filed April 23, 1993), 33-51103 (filed November 18, 1993) 33-51105 (filed November 18, 1993) and
33-51109 (filed November 18, 1993):

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

                                                Date:  March 31, 1995

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                       Title                              Date
       ---------                       -----                              ----
    C. R. PALMER               Chairman of the Board, President        March 31, 1995
   (C. R. Palmer)              and Chief Executive Officer

    E. E. THIELE               Principal Financial Officer             March 31, 1995
   (E. E. Thiele)

    WILLIAM H. WELLS           Principal Accounting Officer            March 31, 1995
   (William H. Wells)

   *RALPH E. BAILEY            Director                                March 31, 1995
   (Ralph E. Bailey)

   *HENRY O. BOSWELL           Director                                March 31, 1995
   (Henry O. Boswell)

   *H. E. LENTZ                Director                                March 31, 1995
   (H. E. Lentz)

   *WILFRED P. SCHMOE          Director                                March 31, 1995
   (Wilfred P. Schmoe)

   *CHARLES P. SIESS, JR.      Director                                March 31, 1995
   (Charles P. Siess, Jr.)

   *PETER SIMONIS              Director                                March 31, 1995
   (Peter Simonis)

   *C. W. YEARGAIN             Director                                March 31, 1995
   (C. W. Yeargain)

* BY  C. R. PALMER
     (C. R. Palmer, Attorney-in-fact)


                                                                     EXHIBIT  11

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                        COMPUTATION OF PRIMARY AND FULLY
                       DILUTED EARNINGS (LOSS) PER SHARE
                    (in thousands except per share amounts)

                                                            For  the  Year  Ended  December  31
                                                   -----------------------------------------------------
                                                     1994                    1993                  1992
                                                   --------                --------              --------
Weighted average shares of common stock
  outstanding                                        84,092                78,924                73,021

Stock options (treasury stock method)                 1,436 (A)             1,377 (A)             1,305 (A)
                                                 -------------------------------------------------------
Weighted average shares for primary
  earnings (loss) per share calculation              85,528                80,301                74,326

Stock options (treasury stock method)                                                                30 (A)

Shares issuable from assumed conversion
  of floating rate subordinated
  convertible debentures                                612 (A)               516 (A)               652 (A)
                                                 -------------------------------------------------------
Weighted average shares for fully diluted
  earnings (loss) per share calculation              86,140                80,817                75,008
                                                 =======================================================
Net income (loss) for primary calculation        $  (22,989)           $  (13,259)           $  (73,753)

Subordinated debenture interest                         301                   282                   353
                                                 -------------------------------------------------------
Net income (loss) for fully diluted
  calculation                                    $  (22,688)           $  (12,977)           $  (73,400)
                                                 =======================================================
Primary earnings (loss) per share                $    (0.27)           $    (0.17)           $    (0.99)
                                                 =======================================================
Fully diluted earnings (loss) per share          $    (0.26)(B)        $    (0.16)(B)        $    (0.98)(B)
                                                 =======================================================




Note: Reference is made to Note 1 to Consolidated Financial Statements regarding computation of per share amounts.

  (A) Included in accordance with Regulation S-K Item 601(b)(11) although not required to be provided for by Accounting Principles Board Opinion No. 15 because the effect is insignificant.


  (B) This calculation is submitted in accordance with regulation S-K Item 601(b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an antidilutive result.

                                 EXHIBIT INDEX

  Footnote                Exhibit
  Reference                Number                     Exhibit Description
-------------            -----------       --------------------------------------------------
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

    (1)                    3b               Bylaws of the Company amended as of April 23, 1993,
                                            incorporated by reference to Exhibit 3 to the
                                            Company's Form 10-Q for the quarter ended March 31,
                                            1993 (File No. 1-5491).

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

    (2)                    4d               Certificate of Designation of the Companies Series
                                            III Preferred Stock.

    (1)                    4e               Certificate of Designation of the Company's Series A
                                            Junior Preferred Stock dated March 2, 1992
                                            incorporated by reference to Exhibit 4d to the
                                            Company's Form 10-k for the fiscal year ended
                                            December 31, 1991 (File No. 1-5491).

    (2)                    4f               Amendment Nos. 1 and 2 dated September 19, 1994 and
                                            September 26, 1995, respectively, to the Rights
                                            Agreement dated as of February 25, 1992 between the
                                            Company and Citibank, N.A. as Rights Agent.

    (2)                    4g               Rights Agreement as Amended dated as of February 25,
                                            1992 between the Company and Citibank, N.A. as
                                            Rights Agent.

    (1)                    4h               Indenture dated December 1, 1991 between the Company
                                            and Bankers Trust Company, as Trustee, relating to
                                            the Company's 11-7/8% Senior Notes due 2001
                                            incorporated by reference to Exhibit 28.1 to the
                                            Company's Current Report on Form 8-k dated December
                                            12, 1991 (File No. 1-5491).

    (1)                    4i               Specimen Common Stock Certificate, incorporated by
                                            reference to Exhibit 4g to the Company's Form 10-K
                                            for the fiscal year ended December 31, 1992 (File
                                            No. 1-5491).

                                 EXHIBIT INDEX

  Footnote                Exhibit
  Reference                Number                    Exhibit Description
-------------            ---------        --------------------------------------------------
    (2)                    4j             Form of Promissory Note dated November 30, 1994
                                          between the purchasers of Series III Floating Rate
                                          Subordinated Convertible Debentures due 2004 and the
                                          Company.

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

    (2)                    10g            Amendment Nos. 1 and 2 Dated June 12, 1986 and
                                          October 21, 1994, respectively, to the 1986
                                          Convertible Debenture Incentive Plan of the Company.

    (2)                    10h            1986 Convertible Debenture Incentive Plan of the
                                          Company as amended.

    (1)                    10i            Pension Restoration Plan of the Company incorporated
                                          by reference to Exhibit 10h to the Company's Form
                                          10-K for the fiscal year ended December 31, 1992
                                          (File No. 1-5491).

    (2)                    10j            Pension Restoration Plan of LeTourneau, Inc.

                                 EXHIBIT INDEX

  Footnote                Exhibit
  Reference                Number                    Exhibit Description
-------------            -----------      -----------------------------------------------
    (1)                    10k            Credit Agreement dated September 22, 1986 (including
                                          amendatory letter dated March 25, 1987) and First
                                          Preferred Ship Mortgage dated November 7, 1986
                                          between the Company and Marathon LeTourneau Company
                                          incorporated by reference to Exhibit 10c to the
                                          Company's Form 10-K for the fiscal year ended
                                          December 31, 1986 and amendatory letter dated
                                          February 21, 1992 incorporated by reference to
                                          Exhibit 10h to the Company's Form 10-K for the
                                          fiscal year ended December 31, 1991 (File No.
                                          1-5491).

    (1)                    10l            Participation Agreement dated December 1, 1984
                                          between the Company and Textron Financial
                                          Corporation et. al. and Bareboat Charter dated
                                          December 1, 1984 between the Company and Textron
                                          Financial Corporation et. al. incorporated by
                                          reference to Exhibit 10c to the Company's Form 10-K
                                          for the fiscal year ended December 31, 1985 (File
                                          No. 1-5491).

    (1)                    10m            Participation Agreement dated December 1, 1985
                                          between the Company and Eaton Leasing Corporation
                                          et. al. and Bareboat Charter dated December 1, 1985
                                          between the Company and Eaton Leasing Corporation
                                          et. al. incorporated by reference to Exhibit 10d to
                                          the Company's Form 10-K for the fiscal year ended
                                          December 31, 1985 (File No. 1-5491).

    (1)                    10n            Corporate Continuing Guaranty dated December 31,
                                          1986 between Shearson Lehman Brothers Holdings Inc.
                                          and the Company incorporated by reference to Exhibit
                                          10h to the Company's Form 10-K for the fiscal year
                                          ended December 31, 1986 (File No. 1-5491).

    (1)                    10o            Corporate Continuing Guaranty dated September 10,
                                          1987 between Shearson Lehman Brothers Holdings Inc.
                                          and the Company incorporated by reference to Exhibit
                                          10i to the Company's Form 10-K for the fiscal year
                                          ended December 31, 1987 (File No. 1-5491).

    (1)                    10p            Cross-Border Corporate Continuing Guaranty dated May
                                          29, 1991 between Citicorp and the Company's
                                          wholly-owned subsidiary, Rowan International, Inc.
                                          incorporated by reference to Exhibit 10o to the
                                          Company's Form 10-K for the fiscal year ended
                                          December 31, 1991 (File No. 1-5491).

    (2)                    10q            Amendment No. 1 dated April 1, 1994 to the
                                          Consulting Agreement dated March 1, 1991 between the
                                          Company and C. W. Yeargain.

    (2)                    10r            Consulting Agreement as amended dated March 1, 1991
                                          between the Company and C. W. Yeargain.

    (1)                    10s            Acquisition Agreement dated as of November 7, 1991,
                                          among KLM Royal Dutch Airlines, Blue Yonder I B.V.,
                                          KLM Helikopters B.V. and Rowan Aviation
                                          (Netherlands) B.V. incorporated by reference to
                                          Exhibit 28.1 to the Company's Current Report on Form
                                          8-K dated November 7, 1991 (File No. 1-5491).

                                 EXHIBIT INDEX

                                                          Page 4 Of 4

Footnote              Exhibit
Reference              Number                      Exhibit Description
---------            -----------          --------------------------------------------
  (1)                    10t              Business Loan Agreement dated January 27, 1993
                                          between Key Bank of Alaska and the Company's
                                          wholly-owned subsidiary, Era Aviation, Inc.
                                          incorporated by reference to Exhibit 10s to the
                                          Company's Form 10-K for the fiscal year ended
                                          December 31, 1992 (File No. 1-5491).

  (1)                    10u              Asset Purchase Agreement dated as of November 12,
                                          1993, among Rowan Companies, Inc., Rowan Equipment,
                                          Inc., General Cable Corporation, Marathon LeTourneau
                                          Company, Marathon LeTourneau Sales & Service Company
                                          and Marathon LeTourneau Australia Pty. Ltd.
                                          incorporated by reference to the Company's Current
                                          Report on Form 8-k dated February 11, 1994 (File No.
                                          1-5491).

  (3)                    11               Computation of Primary and Fully Diluted Earnings
                                          (Loss) Per Share for the years ended December 31,
                                          1994, 1993 and 1992 appearing on page 26 in this
                                          Form 10-K.

  (4)                    13               Annual Report to Stockholders for fiscal year ended
                                          December 31, 1994.

  (2)                    21               Subsidiaries of the Registrant as of March 31, 1995.

  (2)                    23               Independent Auditors' Consent.

  (2)                    24               Powers of Attorney pursuant to which names were
                                          affixed to this Form 10-K for the fiscal year ended
                                          December 31, 1994.

  (2)                    27               Financial Data Schedule for the year ended December
                                          31, 1994.



__________________________________________

(1) Incorporated herein by reference to another filing of the company with the Securities and Exchange Commission as indicated.

(2)  Included herein.

(3)  Included in Form 10-K on page 26.

(4) Included herein. See ITEM 1, ITEMS 5-8 and Subpart (a)1. of ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K on pages 20 through 23 on Form 10-K for specific portions incorporated herein by reference.