Form 10-Q
period 1995-03-31
ROWAN COMPANIES INC
filed 1995-05-12
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM_____TO_____

                             ROWAN COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                     1-5491                 75-0759420
- -------------------------------     ---------------        -------------------
(State or other jurisdiction of     Commission File         (I.R.S. Employer
 incorporation or organization)         Number             Identification No.)


5450 Transco Tower, 2800 Post Oak Boulevard, Houston, Texas          77056-6196
- -----------------------------------------------------------          ----------
               (Address of principal executive offices)              (Zip Code)

                                 (713) 621-7800
              ---------------------------------------------------
               Registrant's telephone number, including area code

                                  Inapplicable
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

The number of shares of common stock, $.125 par value, outstanding at April 30, 1995 was 84,410,087.

                              ROWAN COMPANIES, INC.

                                      INDEX

                                                                             Page No.
                                                                             --------
PART I.     Financial Information:


                     Consolidated Balance Sheet --
                     March 31, 1995 and December 31, 1994....................    2

                     Consolidated Statement of Operations --
                     Three Months Ended March 31, 1995
                     and 1994................................................    4

                     Consolidated Statement of Cash Flows --
                     Three Months Ended March 31, 1995
                     and 1994................................................    5

                     Notes to Consolidated Financial Statements..............    6

                     Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations...........................................    8

PART II.    Other Information:

                     Exhibits and Reports on Form 8-K........................   11

                       PART  I.   FINANCIAL  INFORMATION


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                          March 31,       December 31,
                                                            1995            1994
                                                        ------------      ------------
     ASSETS                                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents...........................  $     99,068      $  111,070
  Receivables- trade and other........................        67,408          78,317
  Inventories- at cost:
    Raw materials and supplies........................        44,420          42,364
    Work-in-progress..................................        22,306          14,238
    Finished goods....................................         2,850           2,784
  Prepaid expenses....................................         7,385           3,290
  Costs of turnkey drilling contracts in progress.....         3,518           1,642
                                                        ------------      ----------
                Total current assets..................       246,955         253,705
                                                        ------------      ----------

INVESTMENT IN AND ADVANCES TO 49% OWNED COMPANIES.....        34,057          34,476
                                                        ------------      ----------

PROPERTY, PLANT AND EQUIPMENT- at cost:
  Drilling equipment..................................       964,543         961,391
  Aircraft and related equipment......................       177,691         176,874
  Manufacturing plant and equipment...................        19,797          18,955
  Other property and equipment........................        87,745          86,883
                                                        ------------      ----------
                Total.................................     1,249,776       1,244,103
  Less accumulated depreciation and amortization             749,537         737,982
                                                        ------------      ----------
                Property,  plant  and equipment- net..       500,239         506,121
                                                        ------------      ----------
OTHER ASSETS AND DEFERRED CHARGES.....................         9,608          10,877
                                                        ------------      ----------

                TOTAL.................................  $    790,859      $  805,179
                                                        ============      ==========

See Notes to Consolidated Financial Statements.

                                                                           March 31,      December 31,
                                                                             1995             1994
                                                                        ------------      ------------
  LIABILITIES AND STOCKHOLDERS' EQUITY                                            (Unaudited)

CURRENT LIABILITIES:
 Current maturities of long-term debt................................   $        294       $      289
 Accounts payable- trade.............................................         22,582           20,513
 Other current liabilities...........................................         44,012           36,958
                                                                        ------------       ----------
      Total current liabilities......................................         66,888           57,760
                                                                        ------------       ----------

LONG-TERM DEBT- less current maturities..............................        248,429          248,504
                                                                        ------------       ----------

OTHER LIABILITIES....................................................         34,544           36,557
                                                                        ------------       ----------

DEFERRED CREDITS:
 Income taxes........................................................          4,556            4,468
 Gain on sale/leaseback transactions.................................         14,755           15,543
                                                                        ------------       ----------
      Total deferred credits.........................................         19,311           20,011
                                                                        ------------       ----------

STOCKHOLDERS' EQUITY:
 Preferred stock, $1.00 par value:
  Authorized 5,000,000 shares issuable in series:
   Series I Preferred Stock, authorized 6,500 shares, none issued
   Series II Preferred Stock, authorized 6,000 shares, none issued
   Series III Preferred Stock, authorized 10,300 shares, none issued
   Series A Junior Preferred Stock, authorized
     1,500,000 shares, none issued
 Common stock, $.125 par value:
  Authorized 150,000,000 shares; issued 85,774,756
    shares at March 31, 1995 and 85,737,581 shares
    at December 31, 1994.............................................         10,722           10,717
Additional paid-in capital...........................................        391,995          390,925
Retained earnings....................................................         21,455           43,190
Less cost of 1,457,919 treasury shares...............................          2,485            2,485
                                                                        ------------       ----------
      Total stockholders' equity.....................................        421,687          442,347
                                                                        ------------       ----------

      TOTAL..........................................................   $    790,859       $  805,179
                                                                        ============       ==========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                 For The Three Months
                                                   Ended March 31,
                                                ------------------------
                                                   1995           1994
                                                ----------     ---------
                                                       (Unaudited)
REVENUES:
    Drilling services.................          $   46,870     $  64,455
    Manufacturing sales and services..              29,975        20,778
    Aircraft services.................              15,952        15,471
                                                ----------     ---------
            Total.....................              92,797       100,704
                                                ----------     ---------

COSTS AND EXPENSES:
    Drilling services.................              47,758        48,582
    Manufacturing sales and services..              27,801        19,630
    Aircraft services.................              18,140        16,566
    Depreciation and amortization.....              12,735        12,494
    General and administrative........               3,589         3,707
                                                ----------     ---------
            Total.....................             110,023       100,979
                                                ----------     ---------

INCOME (LOSS) FROM OPERATIONS.........             (17,226)         (275)
                                                ----------     ---------

OTHER INCOME (EXPENSE):
    Interest expense..................              (6,912)       (6,630)
    Gain on disposals of property,
      plant and equipment.............                 741           182
    Interest income...................               1,493           943
    Other- net........................                 102            99
                                                ----------     ---------
            Other income (expense)- net             (4,576)       (5,406)
                                                ----------     ---------

INCOME (LOSS) BEFORE INCOME TAXES.....             (21,802)       (5,681)
    Provision (credit) for income taxes                (67)          277
                                                ----------     ---------
NET INCOME (LOSS).....................          $  (21,735)    $  (5,958)
                                                ==========     =========
EARNINGS (LOSS) PER COMMON SHARE (Note 4)       $     (.26)    $    (.07)
                                                ==========     =========

See Notes to Consolidated Financial Statements.

                    ROWAN COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                                 For The Three Months
                                                                    Ended March 31,
                                                            ---------------------------
                                                                 1995            1994
                                                            -----------       ---------
                                                                      (Unaudited)
CASH PROVIDED BY (USED IN):
Operations:
 Net income (loss)........................................  $   (21,735)      $  (5,958)
 Noncash charges (credits) to net income (loss):
  Depreciation and amortization...........................       12,735          12,494
  Gain on disposals of property, plant and equipment......         (741)           (182)
  Compensation expense....................................        1,038           1,149
  Change in sale/leaseback payable........................       (3,898)         (3,639)
  Amortization of sale/leaseback gain.....................         (789)           (789)
  Provision for pension and postretirement benefits.......        1,701           1,604
  Other- net..............................................           41             (54)
 Changes in current assets and liabilities:
  Receivables- trade and other............................       10,909          22,357
  Inventories.............................................      (10,190)            122
  Other current assets....................................       (5,971)             10
  Current liabilities.....................................        9,123              21
 Net changes in other noncurrent assets and liabilities...        1,313          (3,459)
                                                            -----------       ---------
Net cash provided by (used in) operations.................       (6,464)         23,676
                                                            -----------       ---------

Investing activities:
 Capital expenditures:
  Property, plant and equipment additions.................       (7,058)         (6,379)
  Acquisition of net manufacturing assets.................                      (10,414)
 Repayments from affiliates...............................          535
 Proceeds from disposals of property, plant and equipment.        1,015             269
                                                            -----------       ---------
Net cash used in investing activities.....................       (5,508)        (16,524)
                                                            -----------       ---------

Financing activities:
 Repayments of borrowings.................................          (70)         (2,029)
 Other- net...............................................           40              16
                                                            -----------       ---------
Net cash used in financing activities.....................          (30)         (2,013)
                                                            -----------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........      (12,002)          5,139
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............      111,070         116,778
                                                            -----------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................  $    99,068       $ 121,917
                                                            ===========       =========


See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated financial statements of the Company included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes included in the Company's 1994 Annual Report to Stockholders incorporated by reference in the Form 10-K for the year ended December 31, 1994.


2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the three months ended March 31, 1995 and 1994.


3. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

4. Computation of primary and fully diluted earnings (loss) per share is as follows (in thousands except per share amounts):

                                                               For The
                                                          Three Months Ended
                                                               March 31,
                                                    ---------------------------
                                                         1995             1994
                                                    ----------        ---------
    Weighted average shares of common
      stock outstanding .........................       84,301           83,899

    Stock options (treasury stock method) .......        1,762 (A)        1,403 (A)
                                                    ----------        ---------

    Weighted average shares for primary
      earnings (loss) per share calculation .....       86,063           85,302

    Stock options (treasury stock method) .......           24 (A)

    Shares issuable from assumed conversion
      of floating rate convertible subordinated
      debentures ................................        2,004 (A)          478 (A)
                                                    ----------        ---------

    Weighted average shares for fully diluted
      earnings (loss) per share calculation .....       88,091           85,780
                                                    ==========        =========

    Net income (loss) for primary calculation ...   $  (21,735)       $  (5,958)

    Subordinated debenture interest, net of
      income tax effect .........................           91               66
                                                    ----------        ---------

    Net income (loss) for fully
      diluted calculation .......................   $  (21,644)       $  (5,892)
                                                    ==========        =========

    Earnings (loss) per share:

      Primary ...................................   $     (.25) (B)   $    (.07)
                                                    ==========        =========

      Fully diluted .............................   $     (.25) (B)   $    (.07)
                                                    ==========        =========





  (A) Included in accordance with Regulation S-K Item 601 (b) (11) although not required to be provided by Accounting Principles Board Opinion No. 15 because the effect is insignificant.

  (B) This calculation is submitted in accordance with Regulation S-K Item 601 (b) (11) although it is contrary to Accounting Principles Board Opinion No. 15 because it produces an antidilutive result.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Three Months Ended March 31, 1995 Compared to
         Three Months Ended March 31, 1994

         The Company incurred a net loss of $21.7 million in the first quarter of 1995 compared to a net loss of $6.0 million in the same period of 1994. The increase in loss was primarily due to reduced drilling activity, especially in the North Sea, and continued depressed drilling day rates, primarily in the Gulf of Mexico, which combined with unfavorable aviation operating results to more than offset improved manufacturing operations.

         A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first quarters of 1995 and 1994, respectively, is reflected below (dollars in thousands):


                                    Drilling               Manufacturing              Aviation                Consolidated
                              ---------------------    --------------------    ---------------------     ---------------------
                                1995         1994         1995       1994         1995         1994         1995        1994
                              --------     --------    --------    --------    --------     --------     --------     --------
Revenues                      $ 46,870     $ 64,455    $ 29,975    $ 20,778    $ 15,952     $ 15,471     $ 92,797     $100,704

Percent of Consolidated
Revenues                            51%          64%         32%         21%         17%          15%         100%         100%

Operating Profit (Loss) (1)   $(10,292)    $  6,474    $  1,792    $    761    $ (5,137)    $ (3,803)    $(13,637)    $  3,432

- -----------------------------------------------------------------------------
(1) Income (loss) from operations before deducting general and administrative expenses.

         As reflected above, the Company's consolidated operating results declined by $17.1 million when the first quarter of 1995 is compared to the first quarter of 1994. Day rate drilling revenues decreased by $14.8 million as the Company's jack-up drilling rigs in the North Sea achieved only 52% utilization during the first quarter of 1995 compared to 90% utilization in the area in the first quarter of 1994. Drilling day rates in the Gulf of Mexico began to soften in the last half of 1994 due to weak natural gas prices and remained depressed throughout the first quarter of 1995 at more than 18% below year-ago levels. Turnkey drilling generated first quarter 1995 revenues of $11.0 million and an incremental operating loss of $.7 million, compared to $13.8 million and a $1.5 million profit, respectively, for the first quarter of 1994. The Company's manufacturing operations have yielded operating profits and increasing revenues in every quarter since their acquisition in early 1994. The aviation operating results in both quarters reflect the normal seasonal slowdown in flying activity in Alaska, with the 1995 results further impaired as a result of greater than normal aircraft maintenance.

         Perceptible trends in the marine drilling markets in which the Company is currently operating and the number of Company-operated rigs in each of those markets are as follows:

           AREA                    RIGS                          PERCEPTIBLE INDUSTRY TRENDS
- -------------------------        --------        ----------------------------------------------------------
Gulf of Mexico                      18           Moderately improving levels of exploration and development activity

North Sea                            4           Moderately improving market conditions for jack-up rigs
                                                 used in the exploration and development of natural gas

Eastern Canada                       1           Generally stable demand

         The preceding table reflects the relocation of Rowan Gorilla IV to the Gulf of Mexico from Trinidad following the completion of its drilling assignment and the removal from service of the submersible barge rig Rowan-Fairbanks in April 1995.

         Perceptible trends in the aviation markets in which the Company is currently operating and the number of Company aircraft based in each of those markets are as follows:

                               COMPANY-OWNED
         AREA                  AIRCRAFT (1)                      PERCEPTIBLE INDUSTRY TRENDS
- --------------------           -------------            -----------------------------------------
Alaska                              69                  Normal seasonal improvement

Gulf of Mexico                      36                  Moderately improving market conditions

Trinidad                             1                  Improving flight support activity

China                                1                  Generally stable flight support activity

Argentina                            1                  Improving flight support activity

North Sea (Dutch)                   10                  Generally stable flight support activity

North Sea (U. K.)                    2                  Improving flight support activity

- ----------------------------
(1)  Includes 10 units which are 49% owned.


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

         The volatile nature of the various factors affecting the level of offshore expenditures by energy companies and shifts of such expenditures between markets prevent the Company from being able to predict whether the perceptible market trends reflected in the preceding tables will continue, or their impact on the results of drilling and aviation operations during the remainder of 1995.

         The Company's manufacturing operations are considerably less volatile than its drilling and aviation operations and, given current backlog levels and barring unforeseen circumstances, should continue to contribute positive operating results throughout the remainder of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         A comparison of key balance sheet figures and ratios as of March 31, 1995 and December 31, 1994 is as follows (dollars in thousands):

                                                         March 31,     December 31,
                                                           1995           1994
                                                           ----           ----
Cash and cash equivalents                                $ 99,068       $111,070
Current assets                                           $246,955       $253,705
Current liabilities                                      $ 66,888       $ 57,760
Current ratio                                                3.69           4.39
Current maturities of long-term debt                     $    294       $    289
Long-term debt                                           $248,429       $248,504
Stockholders' equity                                     $421,687       $442,347
Long-term debt/total capitalization                           .37            .36


         Reflected in the comparison above are the effects in the first quarter of 1995 of net cash used in operations of $6.5 million and capital expenditures of $7.1 million. Capital expenditures consisted primarily of the purchase of three aircraft and modifications to certain offshore rigs.

         On April 28, 1995, the Company announced plans for the design and construction of Rowan Gorilla V, an enhanced version of the Company's Gorilla Class jack-up, which will be the world's largest bottom supported mobile offshore drilling unit. The rig will be constructed at the Company's Vicksburg, Mississippi shipyard and should be completed during the second quarter of 1998 at an estimated cost of $135 million . The Company expects to finance a significant portion of the construction cost and is currently evaluating credit alternatives.

         The Company estimates 1995 capital expenditures will be between $40 million and $50 million. The Company may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing offshore rigs.

         In the opinion of management, existing working capital and any cash provided by operations will be adequate to sustain planned capital expenditures and debt service requirements for the remainder of 1995 . The Company does not currently have any unused lines of credit.

         Under the terms of its 11 7/8% Senior Notes, the Company is prohibited from paying a cash dividend on its common stock.

                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibit 27 - Financial Data Schedule

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Registrant during the first quarter of fiscal year 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ROWAN COMPANIES, INC.
                                           (Registrant)

Date:  May 12, 1995                        /s/ E. E. THIELE
                                           -------------------------------------
                                           E. E. Thiele
                                           Senior Vice President- Finance,
                                           Administration and Treasurer
                                           (Chief Financial Officer)

Date:  May 12, 1995                        /s/ W. H. WELLS
                                           -------------------------------------
                                           W. H. Wells
                                           Controller
                                           (Chief Accounting Officer)