Form 10-Q
period 1995-06-30
ROWAN COMPANIES INC
filed 1995-08-11
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM     TO
                                                  ----   ----

                              ROWAN COMPANIES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

          Delaware                         1-5491               75-0759420
- -------------------------------        ---------------      ------------------
(State or other jurisdiction of        Commission File       (I.R.S. Employer
 incorporation or organization)            Number           Identification No.)

5450 Transco Tower, 2800 Post Oak Boulevard, Houston, Texas      77056-6196
- -----------------------------------------------------------      ----------
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
The number of shares of common stock, $.125 par value, outstanding at July 31, 1995 was 84,705,237.

                              ROWAN COMPANIES, INC.

                                      INDEX

                                                                            Page No.
                                                                            --------
PART I.   Financial Information:

                Consolidated Balance Sheet --
                June 30, 1995 and December 31, 1994 ..................         2

                Consolidated Statement of Operations --
                Three and Six Months Ended June 30, 1995
                and 1994 .............................................         4

                Consolidated Statement of Cash Flows --
                Six Months Ended June 30, 1995
                and 1994 .............................................         5

                Notes to Consolidated Financial Statements ...........         6

                Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations ........................................         8

PART II. Other Information:

                Exhibits and Reports on Form 8-K .....................        12

                        PART I. FINANCIAL INFORMATION


                    ROWAN COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                             June 30,        December 31,
                                                               1995              1994
                                                            ----------       ------------
                     ASSETS                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ........................        $   63,654        $  111,070
  Receivables - trade and other ....................            91,428            78,317
  Inventories - at cost:
    Raw materials and supplies .....................            46,730            42,364
    Work-in-progress ...............................            21,776            14,238
    Finished goods .................................             2,843             2,784
  Prepaid expenses .................................            11,104             3,290
  Cost of turnkey drilling contracts in progress ...             8,465             1,642
                                                            ----------        ----------
               Total current assets ................           246,000           253,705
                                                            ----------        ----------
INVESTMENT IN AND ADVANCES TO 49% OWNED COMPANIES ..            33,702            34,476
                                                            ----------        ----------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment ...............................           967,403           961,391
  Aircraft and related equipment ...................           181,864           176,874
  Manufacturing plant and equipment ................            20,302            18,955
  Other property and equipment .....................            87,807            86,883
                                                            ----------        ----------
               Total ...............................         1,257,376         1,244,103
  Less accumulated depreciation and amortization ...           761,420           737,982
                                                            ----------        ----------
               Property,  plant  and equipment - net           495,956           506,121
                                                            ----------        ----------
OTHER ASSETS AND DEFERRED CHARGES ..................            10,275            10,877
                                                            ----------        ----------
               TOTAL ...............................        $  785,933        $  805,179
                                                            ==========        ==========


See Notes to Consolidated Financial Statements.

                                                                                  June 30,      December 31,
                                                                                    1995            1994
                                                                                  --------      ------------
          LIABILITIES AND STOCKHOLDERS' EQUITY                                          (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt .................................        $    299        $    289
    Accounts payable - trade .............................................          22,415          20,513
    Other current liabilities ............................................          43,265          36,958
                                                                                  --------        --------
            Total current liabilities ....................................          65,979          57,760
                                                                                  --------        --------
LONG-TERM DEBT - less current maturities .................................         248,352         248,504
                                                                                  --------        --------
OTHER LIABILITIES ........................................................          33,774          36,557
                                                                                  --------        --------
DEFERRED CREDITS:
    Income taxes .........................................................           4,413           4,468
    Gain on sale/leaseback transactions ..................................          13,958          15,543
                                                                                  --------        --------
            Total deferred credits .......................................          18,371          20,011
                                                                                  --------        --------
STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value:
       Authorized 5,000,000 shares issuable in series:
         Series I Preferred Stock, authorized 6,500 shares, none issued
         Series II Preferred Stock, authorized 6,000 shares, none issued
         Series III Preferred Stock, authorized 10,300 shares, none issued
         Series A Junior Preferred Stock, authorized
           1,500,000 shares, none issued
    Common stock, $.125 par value:
       Authorized 150,000,000 shares; issued 86,126,456
         shares at June 30, 1995 and 85,737,581 shares
         at December 31, 1994 ............................................          10,766          10,717
Additional paid-in capital ...............................................         393,427         390,925
Retained earnings ........................................................          17,749          43,190
Less cost of 1,457,919 treasury shares ...................................           2,485           2,485
                                                                                  --------        --------
            Total stockholders' equity ...................................         419,457         442,347
                                                                                  --------        --------
            TOTAL ........................................................        $785,933        $805,179
                                                                                  ========        ========

See Notes to Consolidated Financial Statements.

                    ROWAN COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                   For The Three Months                For The Six Months
                                                                      Ended June 30,                      Ended June 30,
                                                               ---------------------------         ---------------------------
                                                                  1995              1994              1995              1994
                                                               ---------         ---------         ---------         ---------
                                                                                         (Unaudited)
REVENUES:
    Drilling services .................................        $  61,921         $  60,345         $ 108,791         $ 124,800
    Manufacturing sales and services ..................           33,083            22,643            63,058            43,421
    Aircraft services .................................           22,378            22,392            38,330            37,863
                                                               ---------         ---------         ---------         ---------
             Total ....................................          117,382           105,380           210,179           206,084
                                                               ---------         ---------         ---------         ---------
COSTS AND EXPENSES:
    Drilling services .................................           48,288            50,126            96,046            98,708
    Manufacturing sales and services ..................           30,694            21,048            58,495            40,678
    Aircraft services .................................           20,194            17,930            38,334            34,496
    Depreciation and amortization .....................           12,945            12,680            25,680            25,174
    General and administrative ........................            3,633             3,550             7,222             7,257
                                                               ---------         ---------         ---------         ---------
             Total ....................................          115,754           105,334           225,777           206,313
                                                               ---------         ---------         ---------         ---------
INCOME (LOSS) FROM OPERATIONS .........................            1,628                46           (15,598)             (229)
                                                               ---------         ---------         ---------         ---------
OTHER INCOME (EXPENSE):
    Interest expense ..................................           (6,926)           (6,978)          (13,838)          (13,608)
    Gain on disposals of property, plant and equipment               336                34             1,077               216
    Interest income ...................................            1,261             1,102             2,754             2,045
    Other - net .......................................              136                13               238               112
                                                               ---------         ---------         ---------         ---------
             Other income (expense) - net .............           (5,193)           (5,829)           (9,769)          (11,235)
                                                               ---------         ---------         ---------         ---------
INCOME (LOSS) BEFORE INCOME TAXES .....................           (3,565)           (5,783)          (25,367)          (11,464)
    Provision for income taxes ........................              141                79                74               356
                                                               ---------         ---------         ---------         ---------
NET INCOME (LOSS) .....................................        $  (3,706)        $  (5,862)        $ (25,441)        $ (11,820)
                                                               =========         =========         =========         =========

EARNINGS (LOSS) PER COMMON SHARE (Note 4)  ............        $    (.04)        $    (.07)        $    (.30)        $    (.14)
                                                               =========         =========         =========         =========

See Notes to Consolidated Financial Statements.

                    ROWAN COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)


                                                                           For The Six Months
                                                                              Ended June 30,
                                                                           ---------------------
                                                                           1995             1994
                                                                           ----             ----
                                                                              (Unaudited)
CASH PROVIDED BY (USED IN):
   Operations:
      Net income (loss) .......................................        $ (25,441)        $ (11,820)
      Noncash charges (credits) to net income (loss):
         Depreciation and amortization ........................           25,680            25,174
         Gain on disposals of property, plant and equipment ...           (1,077)             (216)
         Compensation expense .................................            2,162             2,248
         Change in sale/leaseback payable .....................           (5,481)           (5,136)
         Amortization of sale/leaseback gain ..................           (1,585)           (1,586)
         Provision for pension and postretirement benefits ....            3,535             3,274
         Other - net ..........................................             (653)             (201)
      Changes in current assets and liabilities:
         Receivables- trade and other .........................          (13,111)           17,159
         Inventories ..........................................          (11,963)              598
         Other current assets .................................          (14,637)           (2,305)
         Current liabilities ..................................            8,209            (1,104)
      Net changes in other noncurrent assets and liabilities ..              463            (3,525)
                                                                       ---------         ---------
  Net cash provided by (used in) operations ...................          (33,899)           22,560
                                                                       ---------         ---------
  Investing activities:
      Capital expenditures:
         Property, plant and equipment additions ..............          (16,156)          (19,387)
         Acquisition of net manufacturing assets ..............                            (10,414)
      Repayments from affiliates ..............................              535
      Proceeds from disposals of property, plant and
       equipment...............................................            1,857               685
                                                                       ---------         ---------
  Net cash used in investing activities .......................          (13,764)          (29,116)
                                                                       ---------         ---------
  Financing activities:
      Repayments of borrowings ................................             (142)           (4,062)
      Other - net .............................................              389               229
                                                                       ---------         ---------
  Net cash provided by (used in) financing activities .........              247            (3,833)
                                                                       ---------         ---------
DECREASE IN CASH AND CASH EQUIVALENTS .........................          (47,416)          (10,389)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................          111,070           116,778
                                                                       ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................        $  63,654         $ 106,389
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


2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 1995 and December 31, 1994, and the results of its operations for the three and six month periods ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994.


3. The results of operations for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

4. Computation of primary and fully diluted earnings (loss) per share is as follows (in thousands except per share amounts):

                                                           For The                              For The
                                                      Three Months Ended                    Six Months Ended
                                                           June 30,                             June 30,
                                                   -------------------------         ----------------------------
                                                     1995             1994             1995                1994
                                                   --------         --------         --------            --------
Weighted average shares of common
  stock outstanding .......................          84,519           84,034           84,411              83,967

Stock options (treasury stock method) .....           1,923(A)         1,729(A)         1,636(A)            1,456(A)
                                                   --------         --------         --------            --------
Weighted average shares for primary
  earnings (loss) per share calculation ...          86,442           85,763           86,047              85,423

Stock options (treasury stock method) .....              37(A)            35(A)            57(A)               27(A)

Shares issuable from assumed conversion
  of floating rate convertible subordinated
  debentures ..............................           2,004(A)           478(A)         2,004(A)              478(A)
                                                   --------         --------         --------            --------
Weighted average shares for fully diluted
  earnings (loss) per share calculation ...          88,483           86,276           88,108              85,928
                                                   ========         ========         ========            ========

Net income (loss) for primary calculation..        $ (3,706)        $ (5,862)        $(25,441)           $(11,820)

Subordinated debenture interest, net of
  income tax effect .......................              92               64              183                 130
                                                   --------         --------         --------            --------
Net income (loss) for fully diluted
  calculation .............................        $ (3,614)        $ (5,798)        $(25,258)           $(11,690)
                                                   ========         ========         ========            ========
Earnings (loss) per share:

  Primary .................................        $   (.04)        $   (.07)        $   (.30)           $   (.14)
                                                   ========         ========         ========            ========
  Fully diluted ...........................        $   (.04)        $   (.07)        $   (.29)(B)        $   (.14)
                                                   ========         ========         ========            ========

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

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Six Months Ended June 30, 1995 Compared to
        Six Months Ended June 30, 1994

        The Company incurred a net loss of $25.4 million in the first half of 1995 compared to a net loss of $11.8 million in the same period of 1994. The increase in loss was primarily due to reduced drilling activity in the North Sea and continued depressed drilling day rates in the Gulf of Mexico, which combined with less than expected aviation operating results to more than offset improved manufacturing operations.

        A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first half of 1995 and 1994, respectively, is reflected below (dollars in thousands):

                                    Drilling               Manufacturing             Aviation                Consolidated
                             ----------------------   ---------------------   ----------------------    ----------------------
                                1995         1994        1995        1994        1995         1994         1995         1994
                             ---------    ---------   ---------   ---------   ---------    ---------    ---------    ---------
Revenues                     $ 108,791    $ 124,800   $  63,058   $  43,421   $  38,330    $  37,863    $ 210,179    $ 206,084

Percent of Consolidated
Revenues                            52%          61%         30%         21%         18%          18%         100%         100%

Operating Profit(Loss)(1)    $  (6,254)   $   7,198   $   3,769   $   1,879   $  (5,891)   $  (2,049)   $  (8,376)   $   7,028

- -----------------------------------------------------------------------------
(1) Income (loss) from operations before deducting general and administrative expenses.


        As reflected above, the Company's consolidated operating results declined by $15.4 million when the first half of 1995 is compared to the first half of 1994. Day rate drilling revenues decreased by $9.5 million between periods as the Company completed its assignment in Trinidad and utilization of its existing North Sea fleet declined by nearly 15%. Offshore day rates in the Gulf of Mexico, which began to soften in the last half of 1994 due to weak natural gas prices and remained depressed throughout the first few months of 1995, averaged more than 13% below year-ago levels offsetting improved utilization in the area during the period. Gulf of Mexico day rates have begun to strengthen slightly in recent months though soft energy prices persist. Day rate drilling expenses increased by $2.0 million between periods primarily as a result of the Company's expanding land rig operations in Argentina. Turnkey drilling generated first half 1995 revenues of $20.0 million and an incremental operating profit of $.1 million, compared to $26.5 million and $1.9 million, respectively, for the first half of 1994.

        The increases between periods in manufacturing revenues and operating profits of 45% and 101%, respectively, reflect improving business conditions in the intermodal, mining and timber industries and the Company's increased emphasis on marketing, product reliability and on-time deliveries. The Company's aviation operating results in both periods reflect the normal reduced flying activity in Alaska throughout much of the first four months of the year, with the 1995 results further impaired as a result of higher than normal operating expenses.

Three Months Ended June 30, 1995 Compared to
        Three Months Ended June 30, 1994

        The Company incurred a net loss of $3.7 million in the second quarter of 1995 compared to a net loss of $5.9 million in the same period of 1994. The decrease in loss was primarily due to increased drilling activity, both onshore and offshore, which combined with improved manufacturing operations to more than offset depressed drilling day rates in the Gulf of Mexico and unfavorable aviation operating results.

        A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the second quarter of 1995 and 1994, respectively, is reflected below (dollars in thousands):

                                  Drilling                Manufacturing               Aviation                Consolidated
                           ---------------------     ---------------------     ----------------------     ---------------------
                             1995         1994         1995         1994         1995          1994         1995         1994
                           --------     --------     --------     --------     --------      --------     --------     --------
Revenues                   $ 61,921     $ 60,345     $ 33,083     $ 22,643     $ 22,378      $ 22,392     $117,382     $105,380

Percent of Consolidated
Revenues                         53%          57%          28%          22%          19%           21%         100%         100%

Operating Profit (Loss)    $  4,038     $    724     $  1,977     $  1,118     $   (754)     $  1,754     $  5,261     $  3,596

        As reflected above, the Company's consolidated operating results improved by $1.7 million when the second quarter of 1995 is compared to the second quarter of 1994. Day rate drilling revenues increased by $5.3 million between periods, primarily as a result of improving marine activity and continued expansion of the Company's land drilling operations, while related costs increased only $2.2 million. Despite strengthening of late, drilling day rates were, on average, down 8% during the quarter from year-ago levels. Turnkey drilling generated second quarter 1995 revenues of $9.0 million and an incremental operating profit of $.8 million, compared to $12.7 million and $.4 million, respectively, for the second quarter of 1994. The Company's manufacturing operations have yielded operating profits and increasing revenues in every quarter since their acquisition in early 1994. The Company's aviation operations experienced the normal seasonal improvement in flying activity in Alaska during both periods but second quarter 1995 operating results were impaired as a result of higher than normal operating expenses.

        Perceptible trends in the marine drilling markets in which the Company is currently operating and the number of Company-operated rigs in each of those markets are as follows:


           AREA                    RIGS                          PERCEPTIBLE INDUSTRY TRENDS
           ----                    ----          -------------------------------------------------------------------
Gulf of Mexico                      16           Moderately improving levels of exploration and development activity

North Sea                            4           Improving market conditions for jack-up rigs used in the exploration and development of natural gas

Eastern Canada                       1           Generally stable demand


        The preceding table reflects the impending sale of the Company's three barge rigs located in the Gulf of Mexico for about $12 million which should be completed during the third quarter.

        Perceptible trends in the aviation markets in which the Company is currently operating and the number of Company aircraft based in each of those markets are as follows:


                               COMPANY-OWNED
         AREA                  AIRCRAFT (1)                      PERCEPTIBLE INDUSTRY TRENDS
         ----                  -------------            -----------------------------------------------
Alaska                              69                  Normal seasonal improvement

Gulf of Mexico                      36                  Moderately improving market conditions

Trinidad                             1                  Generally stable flight support activity

China                                1                  Generally stable flight support activity

Argentina                            1                  Improving flight support activity

North Sea (Dutch)                   10                  Generally stable flight support activity

North Sea (U. K.)                    5                  Improving flight support activity

- ----------------------------
(1)  Includes 13 units which are 49% owned.

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

LIQUIDITY AND CAPITAL RESOURCES

        A comparison of key balance sheet figures and ratios as of June 30, 1995 and December 31, 1994 is as follows (dollars in thousands):

                                                  June 30,    December 31,
                                                    1995        1994
                                                  --------    ------------
Cash and cash equivalents                         $ 63,654      $111,070
Current assets                                    $246,000      $253,705
Current liabilities                               $ 65,979      $ 57,760
Current ratio                                         3.73          4.39
Current maturities of long-term debt              $    299      $    289
Long-term debt                                    $248,352      $248,504
Stockholders' equity                              $419,457      $442,347
Long-term debt/total capitalization                    .37           .36


        Reflected in the comparison above are the effects in the first half of 1995 of net cash used in operations of $33.9 million and capital expenditures of $16.2 million. The operating cash deficit resulted primarily from outstanding insurance recoveries related to the Rowan-Odessa repair, which was completed in May, a build-up of in-progress inventories consistent with improving manufacturing operations, and start-up costs associated with expanding Argentina land rig operations. Capital expenditures consisted primarily of the purchase of five aircraft and modifications to certain offshore rigs.

        On April 28, 1995, the Company announced plans for the design and construction of Rowan Gorilla V, an enhanced version of the Company's Gorilla Class jack-up, which will be the world's largest bottom supported mobile offshore drilling unit. The rig will be constructed at the Company's Vicksburg, Mississippi shipyard and should be completed during the second quarter of 1998 at an estimated cost of $135 million. The Company expects to finance a significant portion of the construction cost and is currently evaluating credit alternatives.

        The Company estimates 1995 capital expenditures will be between $40 million and $50 million. The Company may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing offshore rigs.

        In the opinion of management, existing working capital and any cash provided by operations will be adequate to sustain planned capital expenditures and debt service requirements for the remainder of 1995. The Company does not currently have any unused lines of credit.

        Under the terms of its 11 7/8% Senior Notes, the Company is prohibited from paying a cash dividend on its common stock.

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the second quarter of fiscal year 1995.


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ROWAN COMPANIES, INC.
                                               (Registrant)


Date:  August 11, 1995                         /s/ E. E. THIELE
                                               --------------------------------
                                               E. E. Thiele
                                               Senior Vice President - Finance,
                                               Administration and Treasurer
                                               (Chief Financial Officer)

Date:  August 11, 1995                         /s/ W. H. WELLS
                                               --------------------------------
                                               W. H. Wells
                                               Controller
                                               (Chief Accounting Officer)

                                 Exhibit Index

        Exhibit 27 - Financial Data Schedule