Form 10-Q
period 1995-09-30
ROWAN COMPANIES INC
filed 1995-11-14
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM_____TO_____



                             ROWAN COMPANIES, INC.
             (Exact name of registrant as specified in its charter)



                     Delaware                              1-5491                           75-0759420
         -------------------------------              ----------------                  -------------------
         (State or other jurisdiction of              Commission File                   (I.R.S. Employer
         incorporation or organization)                    Number                       Identification No.)


5450 Transco Tower, 2800 Post Oak Boulevard, Houston, Texas                             77056-6196
-----------------------------------------------------------                             ----------
          (Address of principal executive offices)                                      (Zip Code)


                                (713) 621-7800
               --------------------------------------------------
               Registrant's telephone number, including area code


                                 Inapplicable
  --------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


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

The number of shares of common stock, $.125 par value, outstanding at October 31, 1995 was 84,781,537.

                             ROWAN COMPANIES, INC.

                                     INDEX

                                                                                        Page No.
                                                                                        --------
         PART I.          Financial Information:


                                  Consolidated Balance Sheet --
                                  September 30, 1995 and December 31, 1994  . . . . . . . .  2

                                  Consolidated Statement of Operations --
                                  Three and Nine Months Ended September 30, 1995
                                  and 1994  . . . . . . . . . . . . . . . . . . . . . . . .  4

                                  Consolidated Statement of Cash Flows --
                                  Nine Months Ended September 30, 1995
                                  and 1994  . . . . . . . . . . . . . . . . . . . . . . . .  5

                                  Notes to Consolidated Financial Statements  . . . . . . .  6

                                  Management's Discussion and Analysis
                                  of Financial Condition and Results
                                  of Operations . . . . . . . . . . . . . . . . . . . . . .  8

         PART II.         Other Information:

                                  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . 12

                       PART  I.   FINANCIAL  INFORMATION


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                               September 30,      December 31,
                                                                   1995               1994
                                                               ------------       ------------
            ASSETS                                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . .    $     88,509       $    111,070
  Receivables - trade and other . . . . . . . . . . . . . .          85,848             78,317
  Inventories - at cost:
    Raw materials and supplies  . . . . . . . . . . . . . .          48,699             42,364
    Work-in-progress  . . . . . . . . . . . . . . . . . . .          17,750             14,238
    Finished goods  . . . . . . . . . . . . . . . . . . . .           2,310              2,784
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . .          13,791              3,290
  Cost of turnkey drilling contracts in progress  . . . . .           8,478              1,642
                                                               ------------       ------------
      Total current assets  . . . . . . . . . . . . . . . .         265,385            253,705
                                                               ------------       ------------

INVESTMENT IN AND ADVANCES TO 49% OWNED COMPANIES . . . . .          30,615             34,476
                                                               ------------       ------------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment  . . . . . . . . . . . . . . . . . . .         969,179            961,391
  Aircraft and related equipment  . . . . . . . . . . . . .         182,307            176,874
  Manufacturing plant and equipment . . . . . . . . . . . .          21,353             18,955
  Other property and equipment  . . . . . . . . . . . . . .          88,480             86,883
                                                               ------------       ------------
      Total . . . . . . . . . . . . . . . . . . . . . . . .       1,261,319          1,244,103

  Less accumulated depreciation and amortization  . . . . .         773,712            737,982
                                                               ------------       ------------
      Property, plant and equipment - net  . . . . . . . . .        487,607            506,121
                                                               ------------       ------------

OTHER ASSETS AND DEFERRED CHARGES . . . . . . . . . . . . .           9,893             10,877
                                                               ------------       ------------

      TOTAL . . . . . . . . . . . . . . . . . . . . . . . .    $    793,500       $    805,179
                                                               ============       ============

See Notes to Consolidated Financial Statements.

                                                               September 30,      December 31,
                                                                   1995               1994
                                                               ------------       ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY                              (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt  . . . . . . . . . .    $        300       $        289
  Accounts payable - trade  . . . . . . . . . . . . . . . .          23,401             20,513
  Other current liabilities . . . . . . . . . . . . . . . .          44,539             36,958
                                                               ------------       ------------
      Total current liabilities . . . . . . . . . . . . . .          68,240             57,760
                                                               ------------       ------------

LONG-TERM DEBT - less current maturities  . . . . . . . . .         248,278            248,504
                                                               ------------       ------------

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . .          38,119             36,557
                                                               ------------       ------------

DEFERRED CREDITS:
  Income taxes  . . . . . . . . . . . . . . . . . . . . . .           4,413              4,468
  Gain on sale/leaseback transactions . . . . . . . . . . .          13,151             15,543
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .              89
                                                               ------------       ------------
      Total deferred credits  . . . . . . . . . . . . . . .          17,653             20,011
                                                               ------------       ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value:
    Authorized 5,000,000 shares issuable in series:
     Series I Preferred Stock, authorized 6,500 shares,
       none issued
     Series II Preferred Stock, authorized 6,000 shares,
       none issued
     Series III Preferred Stock, authorized 10,300 shares,
       none issued
     Series A Junior Preferred Stock, authorized
       1,500,000 shares, none issued
  Common stock, $.125 par value:
    Authorized 150,000,000 shares; issued 86,226,706
      shares at September 30, 1995 and 85,737,581 shares
      at December 31, 1994  . . . . . . . . . . . . . . . .          10,778             10,717
Additional paid-in capital  . . . . . . . . . . . . . . . .         394,505            390,925
Retained earnings . . . . . . . . . . . . . . . . . . . . .          18,412             43,190
Less cost of 1,457,919 treasury shares  . . . . . . . . . .           2,485              2,485
                                                               ------------       ------------
        Total stockholders' equity  . . . . . . . . . . . .         421,210            442,347
                                                               ------------       ------------

        TOTAL . . . . . . . . . . . . . . . . . . . . . . .    $    793,500       $    805,179
                                                               ============       ============


See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      For The Three Months      For The Nine Months
                                                       Ended September 30,      Ended September 30,
                                                    -----------------------  -------------------------
                                                       1995         1994        1995          1994
                                                    ----------   ----------  -----------   -----------
                                                                      (Unaudited)
REVENUES:
  Drilling services . . . . . . . . . . . . . . .   $   65,738   $   66,383  $   174,529   $   191,183
  Manufacturing sales and services  . . . . . . .       37,107       25,397      100,165        68,818
  Aircraft services . . . . . . . . . . . . . . .       31,498       37,439       69,828        75,302
                                                    ----------   ----------  -----------   -----------
        Total . . . . . . . . . . . . . . . . . .      134,343      129,219      344,522       335,303
                                                    ----------   ----------  -----------   -----------

COSTS AND EXPENSES:
  Drilling services . . . . . . . . . . . . . . .       55,471       56,298      151,517       155,006
  Manufacturing sales and services  . . . . . . .       33,491       22,223       91,986        62,901
  Aircraft services . . . . . . . . . . . . . . .       22,606       23,987       60,940        58,483
  Depreciation and amortization . . . . . . . . .       12,591       12,852       38,271        38,026
  General and administrative  . . . . . . . . . .        3,770        3,288       10,992        10,545
                                                    ----------   ----------  -----------   -----------
        Total . . . . . . . . . . . . . . . . . .      127,929      118,648      353,706       324,961
                                                    ----------   ----------  -----------   -----------

INCOME (LOSS) FROM OPERATIONS . . . . . . . . . .        6,414       10,571       (9,184)       10,342
                                                    ----------   ----------  -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense  . . . . . . . . . . . . . . .       (6,933)      (6,985)     (20,771)      (20,593)
  Gain on disposals of property, plant
    and equipment . . . . . . . . . . . . . . . .          153          764        1,230           980
  Interest income . . . . . . . . . . . . . . . .        1,071        1,224        3,825         3,269
  Other - net . . . . . . . . . . . . . . . . . .          170           93          408           205
                                                    ----------   ----------  -----------   -----------
        Other income (expense) - net  . . . . . .       (5,539)      (4,904)     (15,308)      (16,139)
                                                    ----------   ----------  -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . .          875        5,667      (24,492)       (5,797)
  Provision for income taxes  . . . . . . . . . .          212           21          286           377
                                                    ----------   ----------  -----------   -----------
NET INCOME (LOSS) . . . . . . . . . . . . . . . .   $      663   $    5,646  $   (24,778)  $    (6,174)
                                                    ==========   ==========  ===========   ===========

EARNINGS (LOSS) PER COMMON SHARE (Note 4) . . . .   $      .01   $      .07  $      (.29)  $      (.07)
                                                    ==========   ==========  ===========   ===========


See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                              For The Nine Months
                                                                              Ended September 30,
                                                                           ---------------------------
                                                                              1995            1994
                                                                           -----------     -----------
                                                                                  (Unaudited)
CASH PROVIDED BY (USED IN):
  Operations:
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .    $   (24,778)    $    (6,174)
    Noncash charges (credits) to net income (loss):
      Depreciation and amortization . . . . . . . . . . . . . . . . . .         38,271          38,026
      Gain on disposals of property, plant and equipment  . . . . . . .         (1,230)           (980)
      Compensation expense  . . . . . . . . . . . . . . . . . . . . . .          3,153           3,549
      Change in sale/leaseback payable  . . . . . . . . . . . . . . . .         (3,138)         (2,996)
      Amortization of sale/leaseback gain . . . . . . . . . . . . . . .         (2,392)         (2,392)
      Provision for pension and postretirement benefits . . . . . . . .          5,597           4,983
      Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . .           (767)           (519)
    Changes in current assets and liabilities:
      Receivables- trade and other  . . . . . . . . . . . . . . . . . .         (7,531)           (160)
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .         (9,373)         (3,377)
      Other current assets  . . . . . . . . . . . . . . . . . . . . . .        (17,337)           (642)
      Current liabilities . . . . . . . . . . . . . . . . . . . . . . .         10,440          11,380
    Net changes in other noncurrent assets and liabilities  . . . . . .            894          (3,515)
                                                                           -----------     -----------
Net cash provided by (used in) operations . . . . . . . . . . . . . . .         (8,191)         37,183
                                                                           -----------     -----------

Investing activities:
  Capital expenditures:
    Property, plant and equipment additions . . . . . . . . . . . . . .        (20,457)        (25,748)
    Acquisition of net manufacturing assets . . . . . . . . . . . . . .                        (10,414)
  Repayments from affiliates  . . . . . . . . . . . . . . . . . . . . .          3,676
  Proceeds from disposals of property, plant and equipment  . . . . . .          2,138           1,585
                                                                           -----------     -----------
Net cash used in investing activities . . . . . . . . . . . . . . . . .        (14,643)        (34,577)
                                                                           -----------     -----------

Financing activities:
  Repayments of borrowings  . . . . . . . . . . . . . . . . . . . . . .           (215)         (6,094)
  Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            488             315
                                                                           -----------     -----------
Net cash provided by (used in) financing activities . . . . . . . . . .            273          (5,779)
                                                                           -----------     -----------

DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . .        (22,561)         (3,173)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . .        111,070         116,778
                                                                           -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . .    $    88,509     $   113,605
                                                                           ===========     ===========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated financial statements of the Company included herein have been prepared without audit pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. Certain information and notes have been condensed or omitted pursuant to such rules and regulations and the Company believes that the disclosures included herein are adequate. It is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes included in the Company's 1994 Annual Report to Stockholders incorporated by reference in the Form 10-K for the year ended December 31, 1994.




2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 1995 and December 31, 1994, and the results of its operations for the three and nine month periods ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994.




3. The results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

4. Computation of primary and fully diluted earnings (loss) per share is as follows (in thousands except per share amounts):

                                                             For The                    For The
                                                       Three Months Ended          Nine Months Ended
                                                          September 30,              September 30,
                                                    -----------------------    -------------------------
                                                       1995         1994          1995           1994
                                                    ----------   ----------    -----------     ---------
Weighted average shares of common
  stock outstanding . . . . . . . . . . . . . . .       84,727       84,177         84,518        84,038

Stock options (treasury stock method) . . . . . .        2,165(A)     1,935(A)       1,614(A)      1,492(A)
                                                    ----------   ----------    -----------     ---------
Weighted average shares for primary
  earnings (loss) per share calculation . . . . .       86,892       86,112         86,132        85,530

Stock options (treasury stock method) . . . . . .                                       22(A)

Shares issuable from assumed conversion
  of floating rate convertible subordinated
  debentures  . . . . . . . . . . . . . . . . . .        2,004(A)       478(A)       2,004(A)        478(A)
                                                    ----------   ----------    -----------     ---------
Weighted average shares for fully diluted
  earnings (loss) per share calculation . . . . .       88,896       86,590         88,158        86,008
                                                    ==========   ==========    ===========     =========

Net income (loss) for primary calculation . . . .   $      663   $    5,646    $   (24,778)    $  (6,174)

Subordinated debenture interest, net of
  income tax effect . . . . . . . . . . . . . . .           96           80            279           210
                                                    ----------   ----------    -----------     ---------
Net income (loss) for fully diluted
  calculation . . . . . . . . . . . . . . . . . .   $      759   $    5,726    $   (24,499)    $  (5,964)
                                                    ==========   ==========    ===========     =========

Earnings (loss) per share:

  Primary . . . . . . . . . . . . . . . . . . . .   $      .01   $      .07    $      (.29)    $    (.07)
                                                    ==========   ==========    ===========     =========

  Fully diluted . . . . . . . . . . . . . . . . .   $      .01   $      .07    $      (.28)(B) $    (.07)
                                                    ==========   ==========    ===========     =========





(A) Included in accordance with Regulation S-K Item 601 (b)(11) although not required to be provided by Accounting Principles Board ("APB") Opinion No. 15 because the effect is insignificant.

(B) This calculation is submitted in accordance with Regulation S-K Item 601
    (b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an antidilutive result.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Nine Months Ended September 30, 1995 Compared to
         Nine Months Ended September 30, 1994

         The Company incurred a net loss of $24.8 million in the first nine months of 1995 compared to a net loss of $6.2 million in the same period of 1994. The increase in loss between periods was primarily due to lower drilling day rates in the Gulf of Mexico which combined with less than expected aviation operating results to more than offset improved manufacturing and land drilling operations.

         A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first nine months of 1995 and 1994, respectively, is reflected below (dollars in thousands):

                                     Drilling                Manufacturing               Aviation                Consolidated
                               ---------------------     ---------------------     ---------------------     ---------------------
                                 1995         1994         1995         1994         1995         1994         1995         1994
                               --------     --------     --------     --------     --------     --------     --------     --------
Revenues                       $174,529     $191,183     $100,165     $ 68,818     $ 69,828     $ 75,302     $344,522     $335,303

Percent of Consolidated
Revenues                             51%          57%          29%          21%          20%          22%         100%         100%

Operating Profit (Loss)(1)     $ (5,215)    $  6,609     $  6,954     $  5,146     $     69     $  9,132     $  1,808     $ 20,887

---------------------------------------------------
(1) Income (loss) from operations before deducting general and administrative expenses.


         As reflected above, the Company's consolidated operating profit declined by $19.1 million when the first nine months of 1995 is compared to the first nine months of 1994. Day rate drilling revenues increased by $1.3 million between periods as utilization of the Company's Gulf of Mexico rigs improved from 77% to 88% which, coupled with growing land operations, more than offset lower Gulf of Mexico day rates. While Gulf of Mexico day rates have begun to improve in recent months, they averaged 15% below year-ago levels during the period and soft natural gas prices continue to act as a constraint. Day rate drilling expenses increased by $11.2 million between periods primarily as a result of the Company's expanding land rig operations in Argentina. Turnkey drilling generated revenues of $34.3 million and an incremental operating profit of $.2 million for the first nine months of 1995, compared to $52.2 million and $3.4 million, respectively, for the comparable 1994 period.

         The increases between periods in manufacturing revenues and operating profits of 46% and 35%, respectively, reflect improving business conditions in the intermodal, mining, timber and marine industries and the Company's increased emphasis on marketing, product reliability and on-time deliveries. The Company's aviation operating results declined between periods primarily due to the conclusion of work for the United Nations in the former Yugoslavia in December 1994 and a 50% decrease in forest fire control services.

Three Months Ended September 30, 1995 Compared to
         Three Months Ended September 30, 1994

         The Company generated net income of $.7 million in the third quarter of 1995 compared to net income of $5.6 million in the same period of 1994. The decrease in profit was primarily due to a decline in aviation operations which more than offset improved drilling operations.

         A comparison of the revenues and operating profit from drilling, manufacturing, aviation and consolidated operations for the third quarter of 1995 and 1994, respectively, is reflected below (dollars in thousands):

                                     Drilling                Manufacturing               Aviation                Consolidated
                               ---------------------     ---------------------     ---------------------     ---------------------
                                 1995         1994         1995         1994         1995         1994         1995         1994
                               --------     --------     --------     --------     --------     --------     --------     --------
Revenues                       $ 65,738     $ 66,383     $ 37,107     $ 25,397     $ 31,498     $ 37,439     $134,343     $129,219

Percent of Consolidated
Revenues                            49%           51%          28%          20%          23%          29%         100%         100%

Operating Profit               $ 1,039      $     96     $  3,185     $  3,028     $  5,960     $ 10,735     $ 10,184     $ 13,859



         As reflected above, the Company's consolidated operating results declined by $3.7 million when the third quarter of 1995 is compared to the third quarter of 1994. Day rate drilling revenues increased by $10.8 million between periods, as offshore activity improved by 16% and the Company's land drilling revenues grew by $4.2 million, while related costs increased only $9.2 million. Despite strengthening of late, offshore day rates were, on average, down 16% during the quarter from year-ago levels. Turnkey drilling generated third quarter 1995 revenues of $14.3 million and an incremental operating profit of $.2 million, compared to $25.7 million and $1.5 million, respectively, for the third quarter of 1994. The Company's manufacturing operations have yielded operating profits and increasing revenues in every quarter since their acquisition in early 1994. The Company's aviation operating results declined between periods primarily due to the conclusion of work for the United Nations in the former Yugoslavia in December 1994 and a 61% decrease in forest fire control services.

         Perceptible trends in the offshore drilling markets in which the Company is currently operating and the number of Company- operated rigs in each of those markets are as follows:


     AREA                        RIGS                  PERCEPTIBLE INDUSTRY TRENDS
     ----                        ----                  ---------------------------
Gulf of Mexico                    15          Moderately improving levels of exploration and
                                              development activity

North Sea                          4          Improving market conditions for jack-up rigs used in the
                                              exploration and development of natural gas

Eastern Canada                     1          Improving demand

Trinidad                           1          Generally stable demand

         The preceding table reflects the sale of the Company's three barge rigs located in the Gulf of Mexico for about $12 million, which should be completed during the fourth quarter, and the mobilization of Rowan Gorilla II to Trinidad effective October 21, 1995.

         Perceptible trends in the aviation markets in which the Company is currently operating and the number of Company aircraft based in each of those markets are as follows:


                           COMPANY-OWNED
    AREA                    AIRCRAFT (1)                  PERCEPTIBLE INDUSTRY TRENDS
    ----                   -------------                  ---------------------------
Alaska                           66                  Normal seasonal decline

Gulf of Mexico                   38                  Moderately improving market conditions

China                             1                  Generally stable flight support activity

Argentina                         1                  Generally stable flight support activity

North Sea (Dutch)                10                  Generally stable flight support activity

North Sea (U. K.)                 5                  Improving flight support activity

--------------------------------------
(1)  Includes 13 units in the North Sea which are 49% owned.


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

         The volatile nature of the various factors affecting the level of offshore expenditures by energy companies and shifts of such expenditures between markets prevent the Company from being able to predict whether the perceptible market trends reflected in the preceding tables will continue.
The Company's manufacturing operations are considerably less volatile than its drilling and aviation operations and, given a current order backlog in excess of $40 million and barring unforeseen circumstances, should continue to contribute positive operating results throughout the remainder of 1995. In the opinion of management, based upon current and anticipated market conditions, the Company should be profitable in the fourth quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         A comparison of key balance sheet figures and ratios as of September 30, 1995 and December 31, 1994 is as follows (dollars in thousands):

                                                                 September 30,      December 31,
                                                                      1995              1994
                                                                      ----              ----
    Cash and cash equivalents                                        $88,509          $111,070
    Current assets                                                  $265,385          $253,705
    Current liabilities                                              $68,240           $57,760
    Current ratio                                                       3.89              4.39
    Current maturities of long-term debt                                $300              $289
    Long-term debt                                                  $248,278          $248,504
    Stockholders' equity                                            $421,210          $442,347
    Long-term debt/total capitalization                                  .37               .36


         Reflected in the comparison above are the effects in the first nine months of 1995 of net cash used in operations of $8.2 million and capital expenditures of $20.5 million. The operating cash deficit resulted primarily from outstanding insurance recoveries related to the Rowan Odessa repair, a build-up of inventories consistent with improving manufacturing operations, start- up costs associated with expanding Argentina land rig operations and deferred turnkey drilling costs incurred on projects in progress. Capital expenditures consisted primarily of the purchase of five aircraft and modifications to certain offshore rigs.

         On April 28, 1995, the Company announced plans for the design and construction of Rowan Gorilla V, an enhanced version of the Company's Gorilla Class jack-up, which will be the world's largest bottom supported mobile offshore drilling unit. The rig will be constructed at the Company's Vicksburg, Mississippi shipyard and should be completed during the second quarter of 1998 at an estimated cost of $135 million. The Company expects to finance a significant portion of the construction cost and is currently evaluating credit alternatives. The reactivation of the Company's Vicksburg shipyard is estimated to cost approximately $20 million.

         The Company estimates capital expenditures will be between $20 million and $25 million during the fourth quarter, or $40 to $45 million for 1995. The Company currently anticipates that 1996 capital expenditures will be approximately $65 million, primarily for the Rowan Gorilla V construction and related Vicksburg shipyard reactivation discussed above and to upgrade existing offshore rigs and acquire additional aircraft as justified by prevailing market conditions.

         In the opinion of management, based upon current and anticipated market conditions, existing working capital and cash provided by operations should be adequate to sustain planned capital expenditures and debt service requirements for the remainder of 1995 and in 1996. The Company does not currently have any unused lines of credit.

         Under the terms of its 11 7/8% Senior Notes, the Company is prohibited from paying a cash dividend on its common stock.

         In March 1995, the Financial Accounting Standards Board published, to be effective in 1996, standards governing accounting for the impairment of long-lived assets. The Company believes the adoption of such standards will not materially effect its financial position or results of operations.

                        PART II.       OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

                 (a)      Exhibit 27 - Financial Data Schedule

                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed by the Registrant during the third quarter of fiscal year 1995.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ROWAN COMPANIES, INC.
                                     (Registrant)

Date:  November 14, 1995             /s/ E. E. THIELE
                                     ------------------------------------------
                                     E. E. Thiele
                                     Senior Vice President - Finance,
                                     Administration and Treasurer
                                     (Chief Financial Officer)



Date:  November 14, 1995             /s/ W. H. WELLS
                                     ------------------------------------------
                                     W. H. Wells
                                     Controller
                                     (Chief Accounting Officer)

                             EXHIBIT  INDEX

    Exhibit
      No.                Description
    -------              -----------
      27                 Financial Data Schedule