Form 10-K
period 1995-12-31
ROWAN COMPANIES INC
filed 1996-04-01
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

       [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM ____ TO ____


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


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___.

         The aggregate market value as of March 1, 1996 of the Common Stock held by non-affiliates of the registrant was approximately $922 million.

         The number of shares of Common Stock, $.125 par value, outstanding at February 28, 1996 was 85,017,535.

                      DOCUMENTS INCORPORATED BY REFERENCE

             Document                                          Part of Form 10-K
             --------                                          -----------------
Annual Report to Stockholders for
fiscal year ended December 31, 1995                            Parts I, II and IV

Proxy Statement for the 1996 Annual
Meeting of Stockholders                                        Part III

                               TABLE OF CONTENTS

PART I                                                                       Page

     Item 1.   Business ....................................................   1
        Drilling Operations.................................................   1
           Offshore Operations .............................................   2
           Onshore Operations ..............................................   3
           Contracts .......................................................   4
           Competition .....................................................   4
           Regulations and Hazards .........................................   6
        Manufacturing Operations............................................   7
           Raw Materials....................................................   8
           Competition......................................................   8
           Regulations and Hazards..........................................   9
        Aircraft Operations ................................................  10
           Contracts .......................................................  11
           Competition .....................................................  11
           Regulations And Hazards .........................................  12

        Employees ..........................................................  12

     Item 2.   Properties ..................................................  13
        Drilling Rigs ......................................................  13
        Manufacturing Facilities............................................  17
        Aircraft ...........................................................  17

     Item 3.   Legal Proceedings ...........................................  18

     Item 4.   Submission of Matters to a Vote of Security Holders .........  18

     Additional Item.  Executive Officers of the Registrant ................  18

Part II

     Item 5.   Market For Registrant's Common Stock and Related
                 Stockholder Matters .......................................  20

     Item 6.   Selected Financial Data .....................................  20

     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .......................  20

     Item 8.   Financial Statements and Supplementary Data .................  20

     Item 9.   Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure .......................  20

Part III

     Item 10.  Directors and Executive Officers of the Registrant ..........  20

     Item 11.  Executive Compensation ......................................  20

     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management ............................................  21

     Item 13.  Certain Relationships and Related Transactions ..............  21
Part IV

     Item 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K .......................................  21

                                     PART I

ITEM 1.   BUSINESS

         Rowan Companies, Inc.(the "Company"), organized in 1947 as a Delaware corporation and a successor to a contract drilling business conducted since 1923 under the name Rowan Drilling Company, Inc., is engaged principally in the contract drilling of oil and gas wells in domestic and foreign areas. As noted below, it also provides aircraft services and, since early 1994, has operated a mini-steel mill, a heavy equipment manufacturing plant and a marine rig construction yard through the purchase of the net assets of Marathon LeTourneau Company.

         Offshore operations of the Company consist primarily of contract drilling services utilizing mobile rigs, principally a fleet of 20 self-elevating drilling platforms ("jack-up rigs"), including three heavy duty cantilever jack-up rigs ("Gorilla Class rigs"). See "DRILLING OPERATIONS" below for information with respect to the construction of an enhanced version of the Company's Gorilla Class jack-ups. In 1992, the Company began providing Total Project Management, an approach to drilling operations which emphasizes drilling and completing wells on a turnkey basis, and offshore platform installation and removal services.


         In February 1994, the Company purchased through its wholly-owned subsidiary, LeTourneau, Inc., the net assets of Marathon LeTourneau Company. LeTourneau, Inc. operates a mini-steel mill that recycles scrap and produces alloy steel and steel plate; a manufacturing facility that produces heavy equipment for the mining, timber and transportation industries including, among other things, front-end loaders up to 50 ton capacity and trucks up to 240 ton capacity; and a marine group that has built over one-third of all mobile offshore jack-up drilling rigs, including all 20 operated by the Company and, as noted below in "DRILLING OPERATIONS," will construct an enhanced Gorilla Class jack-up rig for the Company at its shipyard.

         The Company's wholly-owned subsidiary, Era Aviation, Inc., provides contract and charter helicopter and fixed-wing aircraft services, with its fleet consisting on March 29, 1996 of 86 helicopters and 19 fixed-wing aircraft. The Company's aircraft services include flightseeing, medivac transportation, forest fire control and support for oil and gas related operations out of its primary bases in Alaska, Louisiana and Nevada. In addition, the Company provides airline services in Alaska using its fixed-wing aircraft. Since 1991, the Company has owned a 49% interest in a Dutch-based joint venture company, KLM ERA Helicopters B.V. ("KLM ERA"), which owns a fleet consisting of 13 helicopters in the Dutch and British sectors of the North Sea.

         Information regarding revenues, operating profit, identifiable assets and export sales of the Company's industry segments and foreign and domestic operations for each of the three years in the period ended December 31, 1995 is incorporated by reference herein and provided in Footnote 10 of the Notes to Consolidated Financial Statements on pages 25 and 26 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995 ("Annual Report"), incorporated portions of which are filed as Exhibit 13 hereto.

         In the years 1993, 1994 and 1995, the Company had revenues from individual customers representing 10% or more of consolidated revenues as follows: Phillips Petroleum Company - 17% for 1993; and AMOCO Corp. - 10% and 11% for 1994 and 1995, respectively. Such revenues were primarily from drilling operations.

DRILLING OPERATIONS

         In 1995, drilling operations generated an operating profit (income from operations before deducting general and administrative expenses) of $5,019,000.

Offshore Operations

         At December 31, 1995, the Company's drilling fleet consisted of 20 deep-water jack-up rigs (eight conventional and twelve cantilever, including three Gorilla Class rigs in the latter category) and one semi-submersible rig. The Company owns all of the rigs comprising its fleet except for two cantilever jack-up rigs leased under sale/leaseback arrangements expiring in 1999 and 2000. In the fourth quarter of 1995, the Company completed the sale of its three submersible barge rigs.

         On April 28, 1995, the Company announced plans for the design and construction of Rowan Gorilla V, an enhanced version of the Company's Gorilla Class jack-ups, which will be the world's largest bottom supported mobile offshore drilling unit. The rig will be able to operate year-round in 400 feet of water south of the 61st parallel, within the worst case combination of 100-year storm criteria for waves, wave periods, winds and currents. At March 29, 1996, the design was virtually complete. Construction, which is currently underway, will be carried out at LeTourneau's Vicksburg, Mississippi shipyard and is expected to be completed by mid-1998 at an estimated cost of $170 million. This project represents the Company's first new construction since a major drilling rig expansion program was conducted in the early to mid-1980s.
In the intervening years, the Company's capital expenditures have been primarily for improvements to existing drilling rigs and the purchase of aircraft. Adding to these capital expenditures were the purchases of the 49% interest in KLM ERA and the net assets of Marathon LeTourneau in 1991 and 1994, respectively. For a discussion of the Company's availability of funds in 1996 for future operations and for estimated capital expenditures, including those related to the reactivation of the Company's marine construction capability and the initial construction phase of Gorilla V, see "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 14 of the Annual Report, which information is incorporated herein by reference. Also, see ITEM 2. PROPERTIES on page 13 of this Form 10-K for additional information with respect to the operating status of the Company's rigs.

         The Company's existing Gorilla Class rigs are a heavier class of jack-up rig, intended to drill up to 30,000 feet in water depths up to 328 feet in extreme hostile environments (winds up to 100 miles per hour and seas up to 90 feet). Each Gorilla Class rig is equipped with a "top-drive", a drilling system costing approximately $1.25 million which assists in faster drilling while reducing the hazard of the drill string sticking, and is particularly advantageous in the case of horizontal drilling.

         Of the Company's other jack-up rigs, six Class 116-C rigs and one Class 116 rig have been modified to provide (but to a lesser extent than Gorilla Class rigs) the capability of operating in hostile environments. The Company's nine Class 116-C jack-up rigs, two Class 116 jack-up rigs, two Class 84 jack-up rigs, one semi-submersible rig and two of its four Class 52 jack-up rigs have been equipped with top-drive drilling systems.

         In 1989, the Company acquired a patent (U.S. Patent No. 4,103,503) applicable to the transfer of a drilling rig substructure from a jack-up type drilling unit to a fixed platform. In conjunction with technology contained in the patent, the Company has developed additional substructure transfer or "skid base" technology which has allowed the Company's conventional jack-up rigs to work over wells on a production platform that heretofore required a cantilever jack-up or platform rig. At March 29, 1996, two Class 116 jack-up rigs, two Class 84 jack-up rigs and one of its Class 52 jack-up rigs have been equipped with skid base units.

         In 1992, the Company purchased a 550-ton ABS certified crane and formed a new subsidiary for conducting offshore platform installation and removal services. Utilizing the skid base technology discussed above, the drilling package on a jack-up rig can be skidded off to allow the heavy-lift crane to be skidded on, thereby transforming the unit into a crane barge or, reversing the process, transforming the unit back into a drilling rig. The Company has a patent (U.S. Patent No. 5,388,930) to cover such technology. At March 29, 1996, one Class 52 jack-up rig had been modified to provide this dual purpose capability and is able to operate in water depths up to 250 feet.

         The Company's four class 116-C rigs presently located in the North Sea continue to undergo modifications in order to meet new offshore safety standards being implemented in the United Kingdom. Some of the safety standards under government consideration, many of which the Company has already modified its North Sea rigs to meet, are as follows: a minimum of two independent sources of sea water for firefighting; a temporary safe refuge for personnel near the escape capsules which will provide a high degree of protection from fire, smoke and gas inhalation and will contain additional safety, communication and survival gear; additional enclosed motorized escape capsules; and expanded smoke and gas protection in the crew quarters. Because of market weakness in the North Sea, particularly in the years 1992-1994, the Company moved drilling rigs to other markets during that period as follows: one Gorilla Class jack-up in 1992 and another in 1994, one Class 116-C jack-up in 1992 and one Class 116 jack-up in 1992.

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

         The Company's semi-submersible rig is utilized principally for offshore exploratory drilling from a floating position in waters to depths of 1,200 feet. A semi-submersible drilling rig consists of a drilling platform raised above multiple hulls by columns. The hulls are flooded so as to be submerged beneath the surface, in which position the rig is anchored during drilling operations. The same type of equipment which is contained on a jack-up rig is mounted on the drilling platform. After completion of the well, the submerged hull is deballasted to reduce vessel draft and facilitate towing, assisted by its own thrusters, to another drilling location.

Onshore Operations

         The Company has drilling equipment, personnel and camps available on a contract basis for exploration and development of onshore areas. It currently owns 17 land rigs located as follows: deep-well rigs - four in the Anadarko and Permian basins of Oklahoma and Texas, one in Southeast Texas, two in Louisiana, and two in Argentina; winterized rigs - five in Alaska; and trailer-mounted rigs - three in Argentina.

         Over the period 1991-1995, the drilling areas providing the greatest amount of activity for the Company's land rigs have been Venezuela and Argentina. Between mid-1991 and mid-1994, five of the Company's rigs carried out a three-year drilling contract in Venezuela and were then returned to the United States where three of the five had sporadic work in the second half of 1994. Three of these rigs were moved to Argentina in March 1995 to perform a two-year drilling contract. Two deep-well land rigs were also moved to Argentina in 1995 - one in May and the other in August. Except for two deep-well land rigs that have worked fairly consistently in Texas, Mississippi and Louisiana since mid-1994, and one winterized land rig in Alaska that worked in the first quarter of 1992, another that worked in the first quarter of 1993 and another that worked for most of the first four months of 1994, the deep-well land rigs based in Texas, Oklahoma, Louisiana and Alaska have been idle since mid-1988 due to inadequate rates. Accordingly, seven of the Company's land rigs remained "mothballed" at March 29, 1996. The cost of maintaining these rigs is modest and the remaining investment in the rigs is not significant.

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

         The Company's drilling contracts are obtained either through competitive bidding or individual negotiations. Rates obtained depend upon the type of equipment used, its availability and its location, as well as the type of operations involved. Both offshore and onshore contracts for use of the Company's drilling equipment are "well-to-well", "multiple well" or, except for work done on a turnkey basis, for a fixed term generally ranging from four to twelve months. Well-to-well contracts are cancelable at the option of either party upon completion of drilling at any one site, and fixed-term contracts customarily provide for termination by either party if drilling operations are suspended for extended periods by events of force majeure. While most current fixed-term contracts are for relatively short periods, some fixed-term and well-to-well contracts continue for a longer period than the original term or for a specific series of wells. Contracts, particularly those for offshore operations, generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to the Company and the customer and, in many cases, provide for additional payments for mobilization and demobilization. Most of the Company's drilling contracts in the North Sea are well-to-well contracts or short-term contracts of similar duration lasting 60-120 days, while most of the Company's contracts in the Gulf of Mexico are well-to-well contracts lasting 30-45 days.

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

         The Company believes that the contract status of its onshore and offshore rigs is more informative than backlog calculations, and that backlog information is neither calculable nor meaningful given the cancellation options contained in, and the short duration of, fixed-term contracts and the indeterminable duration of well-to-well and multiple well contracts. See ITEM
2. PROPERTIES on page 13 of this Form 10-K for the contract status of rigs as of March 29, 1996.

Competition

         The Company encounters continual competition in securing domestic and foreign drilling contracts from approximately 36 offshore drilling contractors operating or having available to operate about 527 mobile rigs, approximately 14 major domestic drilling contractors operating or having available to operate about 50 land rigs in the deep-well market in the Permian and Anadarko Basins, and five domestic drilling contractors operating or having available to operate about 21 winterized land rigs on the Alaskan North Slope. The Argentina land rig market is currently in a state of expansion, thereby causing the number of contractors and rigs to be indeterminable.

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

         Technological advances in equipment, particularly offshore equipment, may cause older equipment having lower capital costs to be less suitable for some proposed drilling operations. As a result, the Company has employed the following strategy: over the 1980-1986 period - carried out a drilling rig expansion program, including the development of the heavier jack-up rig class known as the Gorilla rig; 1987 through the present - engaged in a drilling rig modification program designed to provide the Company's fleet with jack-ups reflecting recent technological advancements and which generally meet known government-imposed safety and pollution control requirements; and in 1995 - began the development of the design and the construction plans for a drilling rig which will be an enhanced version of the Gorilla Class rig. The Company is in the final stages of development with construction beginning in earnest in the second quarter of 1996.

         The offshore markets in which the Company competes are chosen on the basis of those which offer the greatest market potential and are generally located in the more politically stable areas of the world. Accordingly, since 1989 the Company has moved drilling rigs from one offshore market to another as follows: one Class 116-C jack-up rig from the North Sea to Southeast Asia in 1990 and then to Alaska in 1993; one Gorilla Class rig from the Gulf of Mexico to offshore eastern Canada in 1990; one Class 116 jack-up rig from the Gulf of Mexico to the North Sea and back to the Gulf of Mexico, both in 1992; one Class 116-C jack-up rig from the North Sea to the Gulf of Mexico in 1992; one Gorilla Class rig from the North Sea to Trinidad in 1992 and then to the Gulf of Mexico in 1995; one Class 52 jack-up rig from the Gulf of Mexico to Colombia in 1992 and back to the Gulf of Mexico in 1993; one class 116-C rig from Alaska to the Gulf of Mexico in 1994; and one Gorilla Class rig from the North Sea to the Gulf of Mexico in 1994 and then to Trinidad in 1995. Relocation of drilling rigs from one geographic location to another is dependent upon changing market dynamics with moves occurring only when the likelihood of higher returns makes such action economical. At March 29, 1996, 14 jack-ups were located in the Gulf of Mexico, four jack-ups were located in the North Sea, one jack-up was located offshore eastern Canada, one jack-up was located offshore Trinidad, and one semi-submersible rig was located in the Gulf of Mexico.

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

         The Company markets its drilling services by directly contacting present and potential customers, including large international energy companies, many smaller energy companies and foreign government-owned or controlled energy companies. Downsizings by major energy companies, coupled with the significant reductions of exploration by such companies in offshore U.S. waters, have resulted in the Company adapting its marketing efforts to increase emphasis on independent operators. Because the exploration activities of the Company's present and potential customers are impacted by state, federal and foreign regulations associated with the production and transportation of oil and gas, the demand for the Company's drilling services is impacted accordingly.

         In the case of offshore platform installation and removal services, the Company competes against approximately 11 contractors operating or having available to operate about 23 mobile derrick barges in the Gulf of Mexico market. Because the Company is a relatively new entrant in this field, many of the Company's competitors have the advantage of having offered these services for a longer period of time, including the benefits of established technological know-how and more extensive customer bases.

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

         The Company is subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the Environmental Protection Agency "community right-to-know" regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require the Company to organize and report certain information about the hazardous materials used in its operations to employees, state and local government authorities and local citizens.


MANUFACTURING OPERATIONS

         In 1994, LeTourneau, Inc. ("LeTourneau"), a wholly-owned subsidiary of the Company, acquired the net assets of Marathon LeTourneau Company, which is headquartered in Longview, Texas. As more fully described below, LeTourneau operates a manufacturing facility that produces heavy equipment, a mini-steel mill that recycles scrap and produces steel plate and forging ingots and a marine group that has built over one-third of all mobile offshore jack-up drilling rigs, including all 20 operated by the Company. The Company holds a number of patents on its inventions and the "LeTourneau" name is considered to be significant to its manufacturing operation.

         The mining equipment product line of LeTourneau includes off-road trucks with capacities of 190, 200 and 240 tons and loaders with bucket capacities of 17, 22, 28 and 33 cubic yards. LeTourneau's loaders and trucks are generally used in coal, gold, copper, iron ore and other mines. Both the loaders and the trucks utilize the LeTourneau diesel electric-drive systems with solid state controls. The primary benefit of the diesel electric-drive system is to allow large, mobile equipment to stop, start and reverse without gear shifting and high maintenance braking. LeTourneau loaders can load LeTourneau rear-dump trucks and competitive trucks in the 85 ton to 240 ton size range. LeTourneau's mining equipment and parts are distributed through a world-wide network of independent distributors and a Company-owned distribution network serving the Western United States.

         The forestry equipment product line includes diesel electric powered log stackers having either two or four wheel drive configurations with load capacities ranging from 35 to 65 tons. LeTourneau is the only manufacturer that sells electrically powered jib cranes with ratings from 25,000 to 52,000 lbs. at a reach of 100 to 150 feet and having a 360 degree rotation. The forestry equipment is marketed primarily in North America through independent distributors and a Company-owned distribution network in the Northwestern United States.

         LeTourneau's material handling equipment line includes several different types of intermodal equipment. These include 50 ton capacity, diesel electric, gantry cranes and large forklift type vehicles, called side porters, used for lifting, transporting and stacking large shipping containers and trailers at ports and rail yards. Gantry cranes equipped with a spreader can lift containers from the top and also have retractable arms which are used in loading and unloading piggyback trailers. Gantry cranes can span up to seven rows plus a truck aisle and stack 9 ft. 6 inch containers up to five high. The intermodal equipment is marketed primarily in North America through independent distributors and a Company-owned distribution network in the Northwestern United States.

         LeTourneau also sells parts and components to repair and maintain mining, forestry and intermodal equipment. Equipment parts are marketed through one dealer and a Company-owned distribution network in the United States with 17 parts stocking branches, one dealer in Canada with over 19 parts stocking branches, and 31 international dealers with over 50 parts stocking locations.

         LeTourneau's mini-steel mill located in Longview, Texas produces carbon, alloy and specialty steel plate products. LeTourneau concentrates on "niche" markets that require alloy, specialty steel grades, or "exotic" versions of carbon steel products including mold steels, tool steels, aircraft quality steels, 400 series stainless steel and hydrogen induced crack resistant steels. External steel sales, which are garnered through a direct sales force of LeTourneau employees, consist primarily of steel plate, but also include forging ingots and value-added fabrication of steel products. Steel products are generally sold to steel service centers, fabricators, manufacturers, forge shops and brokers. The market for carbon steel plate products and fabricated products is regional and encompasses Texas, Oklahoma, Louisiana, Mississippi and Arkansas. LeTourneau ships alloy and specialty grades of plate products nationally and exports quantities to Mexico and Canada. The forging ingot market is concentrated in the Gulf Coast region of Texas. Carbon and alloy plate products are also used internally in the production of heavy equipment and parts.

         LeTourneau has a shipyard in Vicksburg, Mississippi for the construction of mobile self-elevating offshore drilling platforms. LeTourneau also has the capability of providing engineering support and spare parts to the drilling industry. With the announcement of the construction of Rowan Gorilla V in April 1995, the Company began a $20 million rebuilding of this facility which had previously been closed. The yard is expected to employ about 350, most of whom will be newly hired. Ongoing rig component manufacturing and marine repair service businesses, as well as a marine design engineering business, have been and continue to be located at the Company's Longview, Texas facility.

         In 1995, manufacturing operations generated an operating profit (income from operations before deducting general and administrative expenses) of $11,737,000 and had a firm backlog for all of its product lines at March 1, 1996 of $51,264,000.

         LeTourneau engages in a limited amount of research and product development, primarily to increase the capacity of and provide innovative improvements to the product lines. The Company evaluates on an ongoing basis the LeTourneau product and service lines with the intention of making enhancements.

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

         The market for LeTourneau forestry and intermodal equipment is also characterized by vigorous competition. Even though LeTourneau's jib crane is unique, it does encounter competition from other equipment manufacturers that offer alternate methods for meeting the requirements. The number of major competitors by type of equipment are as follows: log stackers - four, jib cranes - three, side porters - six and gantry cranes - more than ten.

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

         In order to be competitive in the mining and forestry heavy equipment markets, LeTourneau offers warranties at the time of purchase as well as parts guarantees. Warranties, which are based upon stipulated periods of ownership or hours of usage, whichever occurs first, generally cover the drive train and, in the case of LeTourneau trucks, cover the frame. Parts consumption guaranties and maintenance and repair contracts are also made on the same basis.
LeTourneau pursues a parts return policy, which provides that returned parts must be in new, usable condition, be in current production and be readily resalable.

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

         LeTourneau may be liable for damages resulting from pollution of air, land and inland waters associated with its manufacturing operations. LeTourneau believes that compliance with environmental protection laws and regulations will have no material effect on its capital expenditures, earnings or competitive position during 1996. Although further legislation or regulation pertaining to the protection of the environment may reasonably be anticipated, the effects thereof on LeTourneau's manufacturing operations cannot be accurately predicted.

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


AIRCRAFT OPERATIONS

        The Company, through its wholly-owned subsidiary, Era Aviation, Inc. ("Era"), provides charter and contract helicopter and fixed-wing aircraft services principally in Alaska, the coastal areas of Louisiana and Texas, and the western United States. In Alaska, a diversified range of services has been developed to include tourism, commercial fishing support and medical evacuation as well as support for forest fire control, mining operations and seismic testing. Additionally, the fixed-wing division of the Company conducts scheduled airline service between six cities from a hub in Anchorage and to 18 villages from a hub in Bethel, Alaska. Services provided offshore Louisiana and Texas are primarily to oil and gas related industries. In the western United States, the majority of helicopter services are provided to governmental agencies in support of forest fire control, construction, seismic testing and onshore and offshore oil field support.

        In 1991, the Company acquired a 49% interest in KLM Helikopters B.V., a wholly-owned subsidiary of KLM Royal Dutch Airlines, as a means of gaining access to the North Sea aviation market. The joint venture company, renamed KLM ERA Helicopters B.V., currently owns 13 helicopters and leases two others. Operating locations and the numbers of helicopters deployed at March 29, 1996 were as follows: ten in the Dutch Sector of the North Sea, which includes two that are being leased from Era and five in the British Sector of the North Sea. KLM ERA serves principally the offshore oil and gas drilling, production and service companies operating in the Dutch and British Sectors of the North Sea.

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

        Helicopters are usually operated on a seasonal basis in Alaska because of the prevalent climatic conditions. The peak utilization period in Alaska is May through September, with the winter months comprising the least active period. The seasonal nature of the Alaska business has been ameliorated in prior years by moving helicopters on a limited basis to the Gulf of Mexico area and, more recently, by moving helicopters to the West and Northwest regions of the United States and various overseas locations, the most recent being Argentina and the Peoples Republic of China.

         Since 1983, the Company has operated a scheduled commuter airline service in Alaska encompassing the transportation of passengers, mail and cargo. The Company currently serves Valdez, Kenai, Homer, Kodiak, Iliamna and Cordova from its base hub in Anchorage. In addition, it services 18 remote villages from its hub in Bethel, Alaska. The Company operates under a code sharing agreement with Alaska Airlines which is the largest carrier of passengers from the contiguous United States to Alaska. The Company's commuter airline is the largest airline operation of that type within the state of Alaska and is the third largest carrier of passengers into and out of the Anchorage International Airport, including the large jet carriers.

         In December 1995, the Company purchased certain assets of Alaska Helicopters, Inc. consisting of 15 helicopters and one single engine fixed-wing airplane, spare parts, equipment and a hangar and office building totaling approximately 23,000 square feet. The building is located on leased property contiguous to the Company's main facilities at the Anchorage International Airport.

         Since 1979, the Company has been providing charter and contract helicopter services in the Gulf of Mexico area primarily to the offshore oil and gas industry. Operations are conducted from the division office in Lake Charles, Louisiana and from bases in the Louisiana cities of Morgan City, Cameron, New Iberia, Intracoastal City, Venice, Fourchon Houma, Schriever and Johnson Bayou and the Texas cities of Houston, Corpus Christi, Bay City and Sabine Pass. Based upon the number of helicopters operating, the Company is the third largest helicopter operator in the Gulf of Mexico.

         In 1987, upon receiving FAA certification, the Company began manufacturing and marketing, from its Gulf Coast Division facility at Lake Charles, Louisiana, a composite external auxiliary fuel tank for use on Bell 205, 212 and 412 helicopters and the military "Huey" helicopter. The tank system provides enhanced range with nominal drag while increasing the passenger seats available. Sales to date have been to both civilian and military customers, including a contract awarded by the US Army in 1995 to supply emergency float systems for UH-1 Helicopters. Other aircraft accessories are also manufactured at the facility.

         Between 1990 and 1995 the Company provided airborne environmental service consisting of airborne ground penetrating radar technology used primarily for the detection of subsurface contaminants, including free hydrocarbons and for finding subsurface coal veins, water tables and tunnels, drums, tanks and other man-made objects and airborne cathodic monitoring technology used to provide an early warning of potential corrosion failure of underground pipelines. In June 1995, the Company sold the patents, rights and equipment to the management team responsible for the operation.


         As previously noted, the Company has operated helicopters in various overseas locations. From 1992 to 1995, the Company had operations in Croatia and Macedonia flying for the United Nations.

         In 1995, aviation operations generated an operating loss (loss from operations before deducting general and administrative expenses) of $ 4,319,000.

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

        Company-owned aircraft available for contract use and day charters on March 29, 1996 consisted of 86 helicopters (of which 47 were based in Alaska and 39 in the Gulf of Mexico area) and 19 fixed-wing aircraft that were based in Alaska. The aircraft acquired from Alaska Helicopters, Inc. in December 1995 are excluded from this count. The contract status as of March 29, 1996 consisted of: 77 master helicopter service agreements and 18 aircraft term contracts (12 helicopters and six fixed-wing aircraft). The remaining aircraft were being operated under day charters or were available for operation under day charter or contract arrangements.

         KLM ERA-owned aircraft available for contract use and day charters on March 29, 1996 consisted of eight helicopters based in The Netherlands and five in Great Britain. The contract status of such aircraft as of March 29, 1996 consisted of five master service agreements and eight term contracts.


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

         At present, KLM ERA has only one competitor in the Dutch sector of the North Sea. KLM ERA's share of this helicopter market is estimated to be in excess of 55%.

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

EMPLOYEES

         The total numbers of employees of the Company at March 15, 1996 and at December 31, 1995, 1994 and 1993 were as follows: 4,034, 3,930, 3,484 and
2,560, respectively. Some of the employees included in these numbers are not United States citizens. None of the Company's employees are covered by collective bargaining agreements with labor unions. The Company considers relations with its employees to be satisfactory.

ITEM 2.   PROPERTIES

     The Company leases as its corporate headquarters 57,800 square feet of space in an office tower located at 2800 Post Oak Boulevard in Houston, Texas.

DRILLING RIGS

     The following is a summary of the principal drilling equipment owned or operated by the Company and in service at March 29, 1996. See "Liquidity and Capital Resources" as appearing in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 14 in the Annual Report which page is incorporated herein by reference.

                 OFFSHORE

                                  (b)
                                 Depth:          Year                          Contracting Party/
                                 Water/           in                           (l) Type of Contract
Name/Class (a)                  Drilling        Service        Location        (m) Estimated Release Date
- --------------                -------------     -------     -------------      --------------------------
Cantilever Jack-up Rigs:

  Rowan Gorilla II             450'/30,000'      1984       Trinidad           Amoco Trinidad Oil Co.
  200-C (d) (e) (h)                                                            (l) Single Well (m) April 1996;
                                                                               Amerada Hess Corporation
                                                                               (l) Multiple Well (m) September 1996
  Rowan Gorilla III            328'/30,000'      1984       Eastern Canada     PanCanadian Oil Company
  200-C (d) (e)                                                                (l) Term (m) December 1997
  Rowan Gorilla IV             450'/30,000'      1986       Gulf of Mexico     Texaco Exploration & Production, Inc.
  200-C (d) (e) (h)                                                            (l) Single Well (m) April 1996;
                                                                               Hunt Oil Company
                                                                               (l) Single  Well (m) September 1996
  Rowan-California             225'/30,000'      1983       North Sea          Arco British Limited
  116-C (c) (e)                                                                (l) Single Well (m) April 1996;
                                                                               Wintershall
                                                                               (l) Multiple Well (m) December 1996
  Rowan-Halifax                225'/30,000'      1982       North Sea          Mobil North Sea Limited
  116-C (c) (e) (i)                                                            (l) Multiple Well (m) September 1996;
                                                                               Premier Oil & Gas Inc.
                                                                               (l) Single Well (m) November 1996
  Cecil Provine                225'/30,000'      1982       North Sea          Amoco (U.K.) Exploration Company
  116-C (c) (e) (j)                                                            (l) Multiple Well (m) April 1996;
                                                                               Elf Aquitaine Inc.
                                                                               (l) Multiple Well (m) October 1996
  Arch Rowan                   225'/30,000'      1981       North Sea          Amoco (U.K.) Exploration Company
  116-C (c) (e)                                                                (l) Multiple Well (m) July 1996;
                                                                               Amoco Netherlands Petroleum
                                                                               (l) Multiple Well (m) December 1996
  Gilbert Rowe                 350'/30,000'      1981       Gulf of Mexico    The Louisiana Land and Exploration Co.
  116-C (c) (e) (h)                                                           (l) Single Well (m) May 1996;

ITEM 2. PROPERTIES

                          OFFSHORE (Continued)

                                  (b)
                                 Depth:          Year                          Contracting Party/
                                 Water/           in                           (l) Type of Contract
Name/Class (a)                  Drilling        Service        Location        (m) Estimated Release Date
- --------------                -------------     -------     -------------      --------------------------
(Cantilever Jack-up Rigs Continued)


  Charles Rowan               350'/30,000'      1981       Gulf of Mexico       Amoco Production Company
  116-C (c) (e) (h)                                                             (l) Single Well (m) May 1996
  Rowan-Paris                 350'/30,000'      1980       Gulf of Mexico       Enserch Exploration, Inc.
  116-C (e) (h)                                                                 (l) Single Well (m) April 1996;
                                                                                Linder Oil & Gas
                                                                                (l) Single Well (m) May 1996;
                                                                                The Louisiana Land and Exploration Co.
                                                                                (l) Single Well (m) August 1996
  Rowan-Middletown            350'/30,000'      1980       Gulf of Mexico       Kerr-McGee Corporation
  116-C (e) (h)                                                                 (l) Multiple Well (m) July 1996
  Rowan-Fort Worth            350'/30,000'      1978       Gulf of Mexico       Texaco Exploration & Production, Inc.
  116-C (e) (h)                                                                 (l) Multiple Well (m) August 1996

Conventional Jack-up Rigs:

  Rowan-Juneau                300'/30,000'      1977       Gulf of Mexico       Pennzoil Exploration & Production Co.
  116 (c) (e) (f)                                                               (l) Single Well (Turnkey) (m) June 1996
  Rowan-Odessa                350'/30,000'      1977       Gulf of Mexico       Oryx Energy Company
  116 (e) (f) (h)                                                               (l) Single Well(m) April 1996;
                                                                                Samedan Oil Co.and Vastar Co.
                                                                                (l) Multiple Well (m) July 1996
  Rowan-Louisiana             350'/30,000'      1975       Gulf of Mexico       Conoco, Inc.
  84 (e) (f) (h)                                                                (l) Multiple Well (m) October 1996
  Rowan-Alaska                350'/30,000'      1975       Gulf of Mexico       CXY Energy, Inc.
  84 (e) (f) (h)                                                                (l) Multiple Well (m) September 1996
  Rowan-Texas                 250'/20,000'      1973       Gulf of Mexico       American Exploration Company
  52                                                                            (l) Single Well (m) April 1996;
                                                                                Hall-Houston Oil Company
                                                                                (l) Single Well (m) May 1996
  Rowan-Anchorage             250'/20,000'      1972       Gulf of Mexico       Coastal Oil & Gas Corp.
  52 (e)                                                                        (l) Single Well (m) May 1996;
                                                                                Apache Corporation
                                                                                (l) Single Well (m) July 1996
  Rowan-New Orleans           250'/20,000'      1971       Gulf of Mexico       Forcenergy Gas Exploration, Inc.
  52 (f) (g)                                                                    (l) Multiple Well (m) May 1996

ITEM 2.     PROPERTIES


                          OFFSHORE (Continued)

                                  (b)
                                 Depth:          Year                          Contracting Party/
                                 Water/           in                           (l) Type of Contract
Name/Class (a)                  Drilling        Service        Location        (m) Estimated Release Date
- --------------                -------------     -------     -------------      --------------------------
(Conventional Jack-up Rigs Continued)

  Rowan-Houston               250'/20,000'      1970      Gulf of Mexico       Enserch Exploration, Inc.
  52 (e)                                                                       (l) Single Well (m) May 1996;
                                                                                Coastal Oil Corp.
                                                                               (l) Multiple Well (m) June 1996

Semi-Submersible Rig:

  Rowan-Midland (e)         1,200'/25,000'      1976      Gulf of Mexico       Murphy Exploration & Production Co.
                                                                              (l) Single Well (m) May 1996;
                                                                               Walter Oil & Gas Corporation
                                                                              (l) Multiple Well(m) August 1996;
                                                                               The Louisiana Land and Exploration Co.
                                                                              (l) Single Well(m) September 1996

                ONSHORE (k)                                                   Contracting Party/
                                Maximum                                       (l) Type of Contract
Description                  Drilling Depth            Location               (m) Estimated Release Date
- ------------                ----------------           ---------              -------------------------------

Three rigs                         10,000'             Argentina              YPF, S.A.
                                                                              (l) Term (m) March 1997
Two rigs                   18,000'-30,000'             Argentina              Not Committed
One rig                    18,000'-30,000'             Louisiana              Chesapeake Operating, Inc.
                                                                              (l) Single Well (m) May 1996
One rig                    18,000'-30,000'             Louisiana              UPRC
                                                                              (l) Multiple Well (m) June 1996
One rig                    18,000'-30,000'             Texas                  Reata Oil & Gas
                                                                              (l) Multiple Well (m) July 1996;
Four rigs                  18,000'-30,000'             Oklahoma & Texas       Not Committed
Five rigs                          20,000'             Alaska                 Not Committed

_______________________________________________

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

(Footnotes continued)

(g)   Unit equipped with drilling/heavy-lift crane option.
(h)   Unit equipped with leg extensions.
(i)   Rig sold in December 1984 and leased back for 15 years.
(j)   Rig sold in December 1985 and leased back for 15 years.
(k) Onshore rigs, including the three used rigs purchased in 1991, were constructed at various dates between 1960 and 1982, utilizing, in some instances, new as well as used equipment. Most of the older rigs have been substantially rebuilt subsequent to their respective dates of construction.
(l) Refer to "Contracts" on page 4 of this Form 10-K for definition of types of contracts.
(m)   Indicates estimated completion date of work to be performed.

    The Company's drilling division leases and, in some cases, owns various operating and administrative facilities generally consisting of office, maintenance and storage space in the states of Alaska, Texas and Louisiana and, on a foreign basis, in the countries of Canada, Argentina, England, Scotland, The Netherlands and Trinidad.

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

         The marine group's facility located in Vicksburg, Mississippi is located on 1,850 acres of land and has approximately 476,000 square feet of covered work space. In conjunction with the announcement of the construction of Rowan Gorilla V, this facility has now been reopened and is essentially being rebuilt.

         The LeTourneau Portland Division's distributor for forest products in the Northwestern United States is located on a six acre site in Troutdale, Oregon with approximately 22,000 square feet of building space.

         The Western Mining Division of LeTourneau headquartered in Tucson, Arizona is housed in a 20,000 square foot leased facility. It functions as the distributor for LeTourneau's mining equipment products in the Western United States.

AIRCRAFT

         At March 29, 1996, the U.S.-based Company-owned helicopter fleet consisted of 14 twin-engine turbine IFR rated Bell 212 helicopters (14 passenger), 16 twin-engine turbine IFR rated Bell 412 helicopters (14 passenger), 29 twin-engine turbine MBB BO-105CBS helicopters (five passenger), two Aerospatiale 332L Super Puma helicopters (19 passenger) and 25 various single-engine turbine helicopters (four to six passenger). The U.S.-based fixed-wing fleet of Company-owned aircraft consisted of four Convair 580s (50 passenger), nine DeHavilland Twin Otters (9-19 passenger), two DeHavilland Dash 8s (37 passenger), two Douglas DC-3s (28 passenger), one Lear Jet 35A (six passenger) and one Beechcraft King Air 200C (six passenger).

         Helicopters owned by KLM ERA on March 29, 1996 consisted of five twin-engine turbine IFR rated Sikorsky S-61N helicopters (26 passenger) and eight twin-engine turbine IFR rated Sikorsky S-76B helicopters (13 passenger).

         The Company's principal aircraft bases in Alaska, all located on leased property, are a fixed-wing air service center (57,000 square feet of hangar, repair and office facilities) at Anchorage International Airport, with two adjacent hangars housing the Company's helicopter and fixed-wing operations totaling aproximately 45,000 square feet, and hangar, office and repair facilities at Fairbanks International Airport (13,000 square feet). The Company also maintains similar, smaller helicopter facilities in Alaska at Deadhorse, Juneau, Valdez and Yakutat.

         The Company's principal facilities to accommodate its Gulf of Mexico operations are located on leased property at Lake Charles Regional Airport.
The facilities, comprising 53,000 square feet, include helicopter hangars, a repair facility and an operations and administrative building. The Company also operates a helicopter facility (20,700 square feet of hangar, repair and office facilities) located on leased property at the Terrebonne Airport in Houma, Louisiana and a helicopter facility (5,700 square feet of hangar, repair and office facilities) located on leased property in New Iberia, Louisiana.

         KLM ERA's principal facility to accommodate its operations in the Dutch sector of the North Sea is a base located in Den Helder. The facility, comprising 35,000 square feet, includes a helicopter hangar, a repair facility and an operations and administrative building. A facility located in Amsterdam was closed and consolidated with the Den Helder operations in March 1995. To accommodate its operations in the British Sector of the North Sea, KLM ERA also has a helicopter hangar (13,000 square feet) and office facility (2,800 square feet) located at Norwich Airport.

ITEM 3.   LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation arising out of the conduct of the Company's operations and other matters, not all the potential liabilities with respect to which are covered by the terms of the Company's insurance policies. While the Company is unable to predict the ultimate liabilities which may result from such litigation, the Company believes that no such litigation in which the Company was involved as of March 29, 1996 will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's common stockholders during the fourth quarter of the fiscal year ended December 31, 1995.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

      The names, positions, years of credited service and ages of the officers of the Company and certain officers of the Company's wholly-owned subsidiaries, Era Aviation, Inc. and LeTourneau Inc., as of March 29, 1996 are listed below. Officers of all three entities are normally appointed annually by each entity's Board of Directors at the bylaws-prescribed meetings held in the spring and serve at the discretion of the Board of Directors. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

                                                                     Years of
                                                                     Credited
                Name                      Position                   Service      Age
         -------------------- --------------------------------      ----------   -----

         Executive Officers of the Registrant:

         C. R. Palmer          Chairman of the Board, President        35         61
                                 and Chief Executive Officer
         R. G. Croyle          Executive Vice President                22         53
         D. F. McNease         Senior Vice President, Drilling         22         44
         E. E. Thiele          Senior Vice President, Finance,         26         56
                                 Administration and Treasurer
         J. Earl Beckman(1)    Vice President, Manufacturing            2         58
         John L. Buvens        Vice President, Legal                   15         40
         C. W. Johnson(2)      Vice President, Aviation                18         52
         Mark A. Keller        Vice President, Marketing -              4         43
                                 North American Drilling
         Paul L. Kelly         Vice President, Special Projects        13         56
         Bill S. Person        Vice President, Industrial Relations    28         47
         William C. Provine    Vice President, Investor Relations       9         49

         Other Officers of the Registrant:

         William H. Wells      Controller                               2         33
         Mark H. Hay           Secretary and Assistant Treasurer       17         51
         P. G. Wheeler         Assistant Treasurer                     21         48
         Lynda A. Aycock       Assistant Treasurer and                 24         49
                                 Assistant Secretary

         Certain Officer of Era Aviation, Inc.:

         James Vande Voorde    Vice President                          22         56



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

         Since October 1993, Mr. Buvens' principal occupation has been in the position set forth. From April 1988 to present and April 1994 to present, Mr. Buvens has also served in the positions of Vice President of Rowandrill, Inc. and Rowan International, Inc., respectively, both subsidiaries of the Company.

         Since April 1994, Mr. Johnson's principal occupation has been in the position set forth. From December 1993 to present, Mr. Johnson has also served in the position of President and Chief Operating Officer of Era Aviation, Inc., a subsidiary of the Company. For more that five years prior to that time, he served as Executive Vice President of Era.

         Since April 1994, Mr. Keller's principal occupation has been in the position set forth.From July 1992 to present and April 1993 to present, Mr. Keller has also served in the positions of Vice President of Terminator, Inc. and Rowandrill, Inc., respectively, both subsidiaries of the Company. From April 1992 to July 1992, Mr. Keller served as Marketing Coordinator for Terminator, Inc. For more than five years prior to April 1992, he served as Senior Vice President of Chiles Offshore Corp. Chiles is not a parent, subsidiary or affiliate of the Company.

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

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information required hereunder regarding the Common Stock price range and cash dividend information for 1995 and 1994 and the number of holders of Common Stock is set forth on page 27 of the Company's Annual Report under the title "Common Stock Price Range, Cash Dividends and Stock Splits", and is incorporated herein by reference, except for the final two paragraphs under such title. Also incorporated herein by reference to the Annual Report is the twelfth paragraph appearing on page 14 within "Management's Discussion and Analysis of Financial Condition and Results of Operations", which paragraph provides information pertinent to the Company's ability to pay cash dividends subject to certain restrictions. The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required hereunder is set forth on pages 10 and 11 of the Company's Annual Report under the title "Financial Review" and is incorporated herein by reference, except for the information for the years 1990, 1989, 1988, 1987 and 1986.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information provided under the columns entitled Name, Principal Occupation for the Past Five Years, Age and Year First Became Director in the table on pages 5 and 6, in footnotes (1) and (3) on page 6 and in the paragraph following footnote (3) on page 3 of the Proxy Statement for the Company's 1996 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. There are no family relationships among the directors or nominees for directors and the executive officers of the Company, nor any arrangements or understandings between any director or nominee for director and any other person pursuant to which such director or nominee for director was selected. Except as otherwise indicated, each director or nominee for director of the Company has been employed or engaged for the past five years in the principal occupation set forth opposite his name in the information incorporated by reference. See ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT on pages 18-19 of this Form 10-K for information relating to executive officers.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding security ownership of certain beneficial owners and management of the Company set forth under the headings "Voting Securities Outstanding" appearing on page 1 and "Security Ownership of Management and Principal Stockholders" appearing on pages 2 and 3 of the Proxy Statement is incorporated herein by reference.

     The business address of all directors is the principal executive offices of the Company as set forth on the facing page of this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain business relationships and transactions between the Company and certain of the directors of the Company under the heading "Compensation Committee Interlocks and Insider Participation; Certain Transactions" appearing on page 19 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)1.  Financial Statements

             The following financial statements and independent auditors' report, included in the Annual Report, are incorporated herein by reference:


                                                                   Page of 1995
                                                                  Annual Report
                                                                  -------------
             Independent Auditors' Report.............................   15
             Consolidated Balance Sheet
              December 31, 1995 and 1994..............................   16
             Consolidated Statement of Operations for the
              Years Ended December 31, 1995, 1994 and 1993 ...........   17
             Consolidated Statement of Changes in Stockholders'
              Equity for the Years Ended December 31, 1995, 1994 and
              1993....................................................   18
             Consolidated Statement of Cash Flows for
              the Years Ended December 31, 1995, 1994 and 1993........   19
             Notes to Consolidated Financial Statements...............   20
             Selected Quarterly Financial Data (Unaudited) for
              the Quarters Ended March 31, June 30, September 30
              and December 31, 1995 and 1994..........................   27

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

         3.  Exhibits:

         Unless otherwise indicated below as being incorporated by reference to another filing of the Company with the Securities and Exchange Commission, each of the following exhibits is filed herewith:


        3a    Restated Certificate of Incorporation of the Company, dated February 17, 1984, incorporated by reference to:
              Exhibit 3a to the Company's Form 10-K for the fiscal year ended December 31, 1983 (File No. 1-5491); Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 33-13544); and Exhibits 4a, 4b, 4c, 4d and 4e
              below.


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

        4d    Certificate of Designation of the Company's Series III Preferred Stock incorporated by reference to Exhibit 4d to the Company's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

        4e    Certificate of Designation of the Company's Series A Junior Preferred Stock dated March 2, 1992 incorporated by reference to Exhibit 4d to the Company's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-5491).

        4f    Rights Agreement as amended dated as of February 25, 1992 between the Company and Citibank, N.A. as Rights Agent incorporated by reference to Exhibit 4g to the Company's Form 10-K for the fiscal year ended December 31, 1994
              (File No. 1-5491).

        4g    Indenture dated December 1, 1991 between the Company and Bankers Trust Company, as Trustee, relating to the Company's
              11-7/8% Senior Notes due 2001 incorporated by reference to Exhibit 28.1 to the Company's Current Report on Form 8-K
              dated December 12, 1991 (File No. 1-5491).

        4h    Specimen Common Stock certificate, incorporated by reference to Exhibit 4g to the Company's Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).

        4i    Form of Promissory Note dated November 30, 1994 between the purchasers of Series III Floating Rate Subordinated
              Convertible Debentures due 2004 and the Company incorporated by reference to Exhibit 4j to the Company's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

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

        10g   1986 Convertible Debenture Incentive Plan of the Company as amended incorporated by reference to Exhibit 10h to the
              Company's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

        10h   Pension Restoration Plan of the Company incorporated by reference to Exhibit 10h to the Company's Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).

        10i   Pension Restoration Plan of LeTourneau, Inc. incorporated by reference to Exhibit 10j to the Company's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

        10j   Credit Agreement dated September 22, 1986 (including amendatory letter dated March 25, 1987) and First Preferred Ship
              Mortgage dated November 7, 1986 between the Company and Marathon LeTourneau Company incorporated by reference to
              Exhibit 10c to the Company's Form 10-K for the fiscal year ended December 31, 1986 and amendatory letter dated
              February 21, 1992 incorporated by reference to Exhibit 10h to the Company's Form 10-K for the fiscal year ended
              December 31, 1991 (File No. 1-5491).

        10k   Participation Agreement dated December 1, 1984 between the Company and Textron Financial Corporation et al. and
              Bareboat Charter dated December 1, 1984 between the Company and Textron Financial Corporation et al. incorporated by reference to Exhibit 10c to the Company's Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).

        10l   Participation Agreement dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al. and
              Bareboat Charter dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al. incorporated by reference to Exhibit 10d to the Company's Form 10-K for the fiscal year ended December 31, 1985 (File  No.1-5491).

        10m   Corporate Continuing Guaranty dated December 31, 1986 between Shearson Lehman Brothers Holdings Inc. and the Company
              incorporated by reference to Exhibit 10h to the Company's Form 10-K for the fiscal year ended December 31, 1986 (File
              No.1-5491).

        10n   Corporate Continuing Guaranty dated September 10, 1987 between Shearson Lehman Brothers Holdings Inc. and the Company
              incorporated by reference to Exhibit 10i to the Company's Form 10-K for the fiscal year ended December 31, 1987 (File
              No.1-5491).

        10o   Cross-Border Corporate Continuing Guaranty dated May 29, 1991 between Citicorp and the Company's wholly-owned subsidiary, Rowan International, Inc. incorporated by reference to Exhibit 10o to the Company's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-5491).

        10p   Amendment No. 2 dated April 1, 1995 to the Consulting Agreement dated March 1, 1991 between the Company and C. W.
              Yeargain.

        10q   Consulting Agreement as amended dated March 1, 1991 between the Company and C. W. Yeargain.

        10r   Acquisition Agreement dated as of November 7, 1991, among KLM Royal Dutch Airlines, Blue Yonder I B.V., KLM
              Helikopters B.V. and Rowan Aviation (Netherlands) B.V. incorporated by reference to Exhibit 28.1 to the Company's
              Current Report on Form 8-K dated November 7, 1991 (File No. 1-5491).

        10s   Business Loan Agreement dated January 27, 1993 between Key Bank of Alaska and the Company's wholly-owned subsidiary,
              Era Aviation, Inc. incorporated by reference to Exhibit 10s to the Company's Form 10-K for the fiscal year ended
              December 31, 1992 (File No. 1-5491).

        10t   Asset Purchase Agreement dated as of November 12, 1993, among Rowan Companies, Inc., Rowan Equipment, Inc., General
              Cable Corporation, Marathon LeTourneau Company, Marathon LeTourneau Sales & Service Company and Marathon LeTourneau


              Australia Pty. Ltd. incorporated by reference to the Company's Current Report on Form 8-K dated February 11, 1994
              (File No. 1-5491).

        10u   Asset Purchase and Sale Agreement dated December 5, 1995 between Era Aviation, Inc. and Columbia Helicopters, Inc.,
              Alaska Helicopters, Inc. and BIJOS Enterprises.

        11    Computation of Primary and Fully Diluted Earnings (Loss) Per Share for the years ended December 31, 1995, 1994 and
              1993 appearing on page 27 in this Form 10-K.

       *13    Annual Report to Stockholders for fiscal year ended December 31, 1995.

        21    Subsidiaries of the Registrant as of March 29, 1996.

        23    Independent Auditors' Consent.

        24    Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 1995.

        27    Financial Data Schedule for the year ended December 31, 1995.

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

    o 1986 Convertible Debenture Incentive Plan of the Company as amended included as Exhibit 10h to the Company's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

    o    Pension Restoration Plan of the Company incorporated by reference to
         Exhibit 10h to the Company's Form 10-K for the fiscal year ended December 31, 1992 (File 1-5491).

    o Pension Restoration Plan of LeTourneau, Inc. incorporated by reference to Exhibit 10j to the Company's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

       (b)       Reports on Form 8-K:

   o No reports on Form 8-K were filed by the Registrant during the fourth quarter of fiscal year 1995.

         For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant Registration Statements on Form S-8 Nos. 2-67866 (filed May 22, 1980), 2-58700, as amended by
Post-Effective Amendment No. 4 (filed June 11, 1980), 33-33755, as amended by Amendment No. 1 (filed March 29, 1990),33-61444 (filed April 23, 1993), 33-51103 (filed November 18, 1993) 33- 51105 (filed November 18, 1993) and
33-51109 (filed November 18, 1993):

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

                                         Date:  March 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                       Title                              Date
       ---------                       -----                              ----
   C. R. PALMER                Chairman of the Board, President        March 29, 1996
   (C. R. Palmer)              and Chief Executive Officer

   E. E. THIELE                Principal Financial Officer             March 29, 1996
   (E. E. Thiele)

   WILLIAM H. WELLS            Principal Accounting Officer            March 29, 1996
   (William H. Wells)

   *RALPH E. BAILEY            Director                                March 29, 1996
   (Ralph E. Bailey)

   *HENRY O. BOSWELL           Director                                March 29, 1996
   (Henry O. Boswell)

   *H. E. LENTZ                Director                                March 29, 1996
   (H. E. Lentz)

   *WILFRED P. SCHMOE          Director                                March 29, 1996
   (Wilfred P. Schmoe)

   *CHARLES P. SIESS, JR.      Director                                March 29, 1996
   (Charles P. Siess, Jr.)

   *PETER SIMONIS              Director                                March 29, 1996
   (Peter Simonis)

   *C. W. YEARGAIN             Director                                March 29, 1996
   (C. W. Yeargain)

* BY  C. R. PALMER
      (C. R. Palmer, Attorney-in-fact)


                                                                    EXHIBIT  11

                   ROWAN COMPANIES, INC. AND SUBSIDIARIES
                      COMPUTATION OF PRIMARY AND FULLY
                      DILUTED EARNINGS (LOSS) PER SHARE
                  (in thousands except per share amounts)



                                                                           For the Year Ended December 31,
                                                                      -----------------------------------------
                                                                       1995             1994             1993
                                                                      --------         -------          -------

Weighted average shares of common stock outstanding                    84,589           84,092           78,924

Stock options (treasury stock method)                                   1,593 (A)        1,436 (A)        1,377 (A)
                                                                      ----------------------------------------------
Weighted average shares for primary earnings (loss) per share
   calculation                                                         86,182           85,528           80,301

Stock options (treasury stock method)                                      78 (A)

Shares issuable from assumed conversion of floating rate
   subordinated convertible debentures                                  2,003 (A)          612 (A)          516 (A)
                                                                      ----------------------------------------------
Weighted average shares for fully diluted earnings
   (loss) per share calculation                                        88,263           86,140           80,817
                                                                     ===============================================

Net income (loss) for primary calculation                            $(18,436)        $(22,989)        $(13,259)

Subordinated debenture interest                                           374              301              282
                                                                     -----------------------------------------------
Net income (loss) for fully diluted
   calculation                                                       $(18,062)        $(22,688)        $(12,977)
                                                                     ================================================

Primary earnings (loss) per share                                    $  (0.21) (B)    $  (0.27)        $  (0.17)
                                                                     ================================================

Fully diluted earnings (loss) per share                              $  (0.20) (B)    $  (0.26) (B)    $  (0.16)( B)
                                                                     =================================================

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

                                EXHIBIT INDEX
                                                                     Page 1 of 4

 FOOTNOTE        EXHIBIT
 REFERENCE       NUMBER                   EXHIBIT DESCRIPTION
- ----------      ---------  -----------------------------------------------------
    (1)           3a       Restated Certificate of Incorporation of the
                           Company, dated February 17, 1984, incorporated by
                           reference to: Exhibit 3a to the Company's Form 10-K
                           for the fiscal year ended December 31, 1983 (File
                           No. 1-5491); Exhibit 4.2 to the Company's
                           Registration Statement on Form S-3 (Registration No.
                           33-13544); and Exhibits 4a, 4b, 4c, 4d and 4e below.

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

    (1)           4d       Certificate of Designation of the Companies Series
                           III Preferred Stock incorporated by reference to
                           Exhibit 4d to the Company's Form 10-K for the fiscal
                            year ended December 31, 1994 (File No. 1-5491).

    (1)           4e       Certificate of Designation of the Company's Series A
                           Junior Preferred Stock dated March 2, 1992
                           incorporated by reference to Exhibit 4d to the
                           Company's Form 10-K for the fiscal year ended
                           December 31, 1991 (File No. 1-5491).

    (1)           4f       Rights Agreement as amended dated as of February 25,
                           1992 between the Company and Citibank, N.A. as
                           Rights Agent incorporated by reference to Exhibit 4g
                           to the Company's Form 10-K for the fiscal year ended
                           December 31, 1994 (File No. 1-5491).

    (1)           4g       Indenture dated December 1, 1991 between the Company
                           and Bankers Trust Company, as Trustee, relating to
                           the Company's 11-7/8% Senior Notes due 2001
                           incorporated by reference to Exhibit 28.1 to the
                           Company's Current Report on Form 8-K dated December
                           12, 1991 (File No. 1-5491).

    (1)           4h       Specimen Common Stock certificate, incorporated by
                           reference to Exhibit 4g to the Company's Form 10-K
                           for the fiscal year ended December 31, 1992 (File
                           No. 1-5491).

                                EXHIBIT INDEX
                                                                     Page 2 of 4

 FOOTNOTE     EXHIBIT
 REFERENCE    NUMBER                     EXHIBIT DESCRIPTION
- ----------    -------     ------------------------------------------------------
   (1)         4i         Form of Promissory Note dated November 30, 1994
                          between the purchasers of Series III Floating Rate
                          Subordinated Convertible Debentures due 2004 and the
                          Company incorporated by reference to Exhibit 4j to
                          the Company's Form 10-K for the fiscal year ended
                          December 31, 1994 (File No. 1-5491).

   (1)         10a        1980 Nonqualified Stock Option Plan of the Company
                          together with form of Stock Option Agreement related
                          thereto incorporated by reference to Exhibit 5.10 to
                          the Company's Registration Statement on Form S-7
                          (Registration No. 2-68622).

   (1)         10b        1988 Nonqualified Stock Option Plan of the Company
                          as amended together with form of Stock Option
                          Agreement related thereto incorporated by reference
                          to Exhibit 10b of the Company's Form 10-K for the
                          fiscal year ended December 31, 1992 (File No. 1-
                          5491).

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

   (1)         10g        1986 Convertible Debenture Incentive Plan of the
                          Company as amended incorporated by reference to
                          Exhibit 10h to the Company's Form 10-K for the
                          fiscal year ended December 31, 1994 (File No. 1-
                          5491).

   (1)         10h        Pension Restoration Plan of the Company incorporated
                          by reference to Exhibit 10h to the Company's Form
                          10-K for the fiscal year ended December 31, 1992
                          (File No. 1-5491).

   (1)         10i        Pension Restoration Plan of LeTourneau, Inc
                          incorporated by reference to Exhibit 10j to the
                          Company's Form 10-K for the fiscal year ended
                          December 31, 1994 (File No. 1-5491).

                                EXHIBIT INDEX
                                                                     Page 3 of 4

 FOOTNOTE      EXHIBIT
 REFERENCE     NUMBER                      EXHIBIT DESCRIPTION
- -----------    -------     -----------------------------------------------------
   (1)          10j        Credit Agreement dated September 22, 1986 (including
                           amendatory letter dated March 25, 1987) and First
                           Preferred Ship Mortgage dated November 7, 1986
                           between the Company and Marathon LeTourneau Company
                           incorporated by reference to Exhibit 10c to the
                           Company's Form 10-K for the fiscal year ended
                           December 31, 1986 and amendatory letter dated
                           February 21, 1992 incorporated by reference to
                           Exhibit 10h to the Company's Form 10-K for the
                           fiscal year ended December 31, 1991 (File No.
                           1-5491).

   (1)          10k        Participation Agreement dated December 1, 1984
                           between the Company and Textron Financial
                           Corporation et al. and Bareboat Charter dated
                           December 1, 1984 between the Company and Textron
                           Financial Corporation et al. incorporated by
                           reference to Exhibit 10c to the Company's Form 10-K
                           for the fiscal year ended December 31, 1985 (File
                           No. 1-5491).

   (1)          10l        Participation Agreement dated December 1, 1985
                           between the Company and Eaton Leasing Corporation
                           et. al. and Bareboat Charter dated December 1, 1985
                           between the Company and Eaton Leasing Corporation
                           et. al. incorporated by reference to Exhibit 10d to
                           the Company's Form 10-K for the fiscal year ended
                           December 31, 1985 (File  No.1-5491).

   (1)          10m        Corporate Continuing Guaranty dated December 31,
                           1986 between Shearson  Lehman Brothers Holdings Inc.
                           and the Company incorporated by reference to Exhibit
                           10h to the Company's Form 10-K for the fiscal year
                           ended December 31, 1986 (File  No.1-5491).

   (1)          10n        Corporate Continuing Guaranty dated September 10,
                           1987 between Shearson Lehman Brothers Holdings Inc.
                           and the Company incorporated by reference to Exhibit
                           10i to the Company's Form 10-K for the fiscal year
                           ended December 31, 1987 (File  No.1-5491).

   (1)          10o        Cross-Border Corporate Continuing Guaranty dated May
                           29, 1991 between Citicorp and the Company's
                           wholly-owned subsidiary, Rowan International, Inc.
                           incorporated by reference to Exhibit 10o to the
                           Company's Form 10-K for the fiscal year ended
                           December 31, 1991 (File No. 1-5491).

   (2)          10p        Amendment No. 2 dated April 1, 1995 to the
                           Consulting Agreement dated March 1, 1991 between the
                           Company and C. W. Yeargain.

   (2)          10q        Consulting Agreement as amended dated March 1, 1991
                           between the Company and C. W. Yeargain.

   (1)          10r        Acquisition Agreement dated as of November 7, 1991,
                           among KLM Royal Dutch Airlines, Blue Yonder I B.V.,
                           KLM Helikopters B.V. and Rowan Aviation
                           (Netherlands) B.V. incorporated by reference to
                           Exhibit 28.1 to the Company's Current Report on Form
                           8-K dated November 7, 1991 (File No. 1-5491).

                                EXHIBIT INDEX
                                                                     Page 4 of 4

 FOOTNOTE        EXHIBIT
 REFERENCE       NUMBER                     EXHIBIT DESCRIPTION
- ------------    --------   -----------------------------------------------------
    (1)         10s        Business Loan Agreement dated January 27, 1993
                           between Key Bank of Alaska and the Company's
                           wholly-owned subsidiary, Era Aviation, Inc.
                           incorporated by reference to Exhibit 10s to the
                           Company's Form 10-K for the fiscal year ended
                           December 31, 1992 (File No. 1-5491).

    (1)         10t        Asset Purchase Agreement dated as of November 12,
                           1993, among Rowan Companies, Inc., Rowan Equipment,
                           Inc., General Cable Corporation, Marathon LeTourneau
                           Company, Marathon LeTourneau Sales & Service Company
                           and Marathon LeTourneau Australia Pty. Ltd.
                           incorporated by reference to the Company's Current
                           Report on Form 8-K dated February 11, 1994 (File No.
                           1-5491).

    (2)         10u        Asset Purchase and Sale Agreement dated December 5,
                           1995 between Era Aviation, Inc. and Columbia
                           Helicopters, Inc., Alaska Helicopters, Inc. and
                           BIJOS Enterprises.

    (3)         11         Computation of Primary and Fully Diluted Earnings
                           (Loss) Per Share for the years ended December 31,
                           1995, 1994 and 1993 appearing on page 26 in this
                           Form 10-K.

    (4)         13         Annual Report to Stockholders for fiscal year ended
                           December 31, 1995.

    (2)         21         Subsidiaries of the Registrant as of March 29,
                           1995

    (2)         23         Independent Auditors' Consent.

    (2)         24         Powers of Attorney pursuant to which names were
                           affixed to this Form 10-K for the fiscal year ended
                           December 31, 1995.

    (2)         27         Financial Data Schedule for the year ended December
                           31, 1995.



__________________________________________

 (1) Incorporated herein by reference to another filing of the Company with the Securities and Exchange Commission as indicated.

 (2)  Included herein.

 (3)  Included in Form 10-K on page 27.

 (4) Included herein. See ITEM 1, ITEMS 5-8 and Subpart (a)1. of ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K on pages 20 through 23 on Form 10-K for specific portions incorporated herein by reference.