Form 10-Q
period 1996-03-31
ROWAN COMPANIES INC
filed 1996-05-14
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM_____TO_____



                             ROWAN COMPANIES, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)



                 Delaware                                   1-5491                            75-0759420
- -------------------------------------------        --------------------------        --------------------------
         (State or other jurisdiction of              Commission File                   (I.R.S. Employer
         incorporation or organization)                     Number                      Identification No.)


5450 Transco Tower, 2800 Post Oak Boulevard, Houston, Texas                             77056-6196
- -----------------------------------------------------------                             ----------
              (Address of principal executive offices)                                   (Zip Code)


                                (713) 621-7800
           -------------------------------------------------------
               Registrant's telephone number, including area code


                                 Inapplicable
           -------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]    No
                                   ------     ------

The number of shares of common stock, $.125 par value, outstanding at April 30, 1996 was 85,149,285.

                             ROWAN COMPANIES, INC.

                                     INDEX

                                                                                        Page No.
                                                                                        --------
         PART I.          Financial Information:


                                  Consolidated Balance Sheet --
                                  March 31, 1996 and December 31, 1995  . . . . . . . . . .  2

                                  Consolidated Statement of Operations --
                                  Three Months Ended March 31, 1996
                                  and 1995  . . . . . . . . . . . . . . . . . . . . . . . .  4

                                  Consolidated Statement of Cash Flows --
                                  Three Months Ended March 31, 1996
                                  and 1995  . . . . . . . . . . . . . . . . . . . . . . . .  5

                                  Notes to Consolidated Financial Statements  . . . . . . .  6

                                  Management's Discussion and Analysis
                                  of Financial Condition and Results
                                  of Operations . . . . . . . . . . . . . . . . . . . . . .  8

         PART II.         Other Information:

                                  Submission of Matters to a Vote
                                  of Security Holders . . . . . . . . . . . . . . . . . .   11

                                  Exhibits and Reports on Form 8-K  . . . . . . . . . . .   11

                        PART I.  FINANCIAL INFORMATION

                    ROWAN COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      March 31,    December 31,
                                                        1996          1995
                                                      ----------   ------------
                                                            (Unaudited)
                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................  $   85,101     $   90,338
  Receivables - trade and other ....................      91,171         87,811
  Inventories - at cost:
    Raw materials and supplies .....................      53,505         51,898
    Work-in-progress ...............................      26,141         23,015
    Finished goods .................................         688            708
  Prepaid expenses .................................      12,626         11,430
  Cost of turnkey drilling contracts in progress ...       9,739          8,259
                                                      ----------     ----------
               Total current assets ................     279,571        273,459
                                                      ----------     ----------

INVESTMENT IN AND ADVANCES TO 49% OWNED COMPANIES ..      29,121         29,770
                                                      ----------     ----------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment................................     945,651        944,021
  Aircraft and related equipment ...................     186,953        189,954
  Manufacturing plant and equipment ................      24,638         25,037
  Other property and equipment .....................      93,441         91,089
  Construction in progress .........................      11,476
                                                      ----------     ----------
               Total ...............................   1,262,159      1,250,101
  Less accumulated depreciation and amortization ...     774,199        763,062
                                                      ----------     ----------
               Property, plant and equipment - net..     487,960        487,039
                                                      ----------     ----------

OTHER ASSETS AND DEFERRED CHARGES ..................      11,776         12,220
                                                      ----------     ----------

               TOTAL ...............................  $  808,428     $  802,488
                                                      ==========     ==========

See Notes to Consolidated Financial Statements.

                                                      March 31,    December 31,
                                                        1996          1995
                                                      ----------   ------------
                                                              (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable and current maturities of long-term
    debt ...........................................  $    4,216     $    7,039
  Accounts payable - trade .........................      24,167         21,774
  Other current liabilities ........................      52,750         44,058
                                                      ----------     ----------
               Total current liabilities ...........      81,133         72,781
                                                      ----------     ----------

LONG-TERM DEBT - less current maturities ...........     247,664        247,744
                                                      ----------     ----------

OTHER LIABILITIES ..................................      30,544         36,227
                                                      ----------     ----------
DEFERRED CREDITS:
  Income taxes .....................................       4,566          4,146
  Gain on sale/leaseback transactions ..............      11,557         12,345
                                                      ----------     ----------
               Total deferred credits ..............      16,123         16,491
                                                      ----------     ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value:
    Authorized 5,000,000 shares issuable in series:
      Series I Preferred Stock, authorized 6,500
        shares, none issued
      Series II Preferred Stock, authorized 6,000
        shares, none issued
      Series III Preferred Stock, authorized
        10,300 shares, none issued
      Series A Junior Preferred Stock, authorized
        1,500,000 shares, none issued
  Common stock, $.125 par value:
    Authorized 150,000,000 shares; issued 86,489,954
    shares at March 31, 1996 and 86,353,792 shares
    at December 31, 1995 ...........................      10,811         10,794
Additional paid-in capital .........................     397,527        396,092
Retained earnings ..................................      27,111         24,754
Less cost of 1,457,919 treasury shares .............       2,485          2,485
                                                      ----------     ----------
               Total stockholders' equity ..........     432,964        429,155
                                                      ----------     ----------

               TOTAL ...............................  $  808,428     $  802,488
                                                      ==========     ==========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                   For The Three Months
                                                                                      Ended March 31,
                                                                                  ------------------------
                                                                                    1996            1995
                                                                                  ---------      ---------
                                                                                       (Unaudited)
REVENUES:
         Drilling services....................................................   $ 71,051          $ 46,870
         Manufacturing sales and services.....................................     35,948            29,975
         Aircraft services....................................................     19,809            15,952
                                                                                 --------          --------
                           Total..............................................    126,808            92,797
                                                                                 --------          --------
COSTS AND EXPENSES:
         Drilling services....................................................     52,764            47,758
         Manufacturing sales and services.....................................     32,472            27,801
         Aircraft services....................................................     19,210            18,140
         Depreciation and amortization........................................     12,047            12,735
         General and administrative...........................................      4,021             3,589
                                                                                 --------          --------
                           Total..............................................    120,514           110,023
                                                                                 --------          --------
INCOME (LOSS) FROM OPERATIONS.................................................      6,294           (17,226)
                                                                                 --------          --------
OTHER INCOME (EXPENSE):
         Interest expense.....................................................     (6,907)           (6,912)
         Less: interest capitalized...........................................        207
         Gain on disposals of property, plant and equipment...................      1,595               741
         Interest income......................................................      1,209             1,493
         Other - net..........................................................         84               102
                                                                                 --------          --------
                           Other income (expense) - net.......................     (3,812)           (4,576)
                                                                                 --------          --------

INCOME (LOSS) BEFORE INCOME TAXES.............................................      2,482           (21,802)
         Provision (credit) for income taxes..................................        125               (67)
                                                                                 --------          --------
NET INCOME (LOSS).............................................................   $  2,357          $(21,735)
                                                                                 ========          ========


EARNINGS (LOSS) PER COMMON SHARE (Note 4)........................................$    .03          $   (.26)
                                                                                 ========          ========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   For The Three Months
                                                                      Ended March 31,
                                                                  ------------------------
                                                                    1996          1995
                                                                  ----------     ---------
                                                                         (Unaudited)
CASH PROVIDED BY (USED IN):
  Operations:
    Net income (loss)...........................................   $  2,357       $(21,735)
    Noncash charges (credits) to net income (loss):
      Depreciation and amortization.............................     12,047         12,735
      Gain on disposals of property, plant and equipment........     (1,595)          (741)
      Compensation expense......................................      1,103          1,038
      Change in sale/leaseback payable..........................     (4,101)        (3,898)
      Amortization of sale/leaseback gain.......................       (788)          (789)
      Provision for pension and postretirement benefits.........      2,110          1,701
      Other - net...............................................      1,182             41
    Changes in current assets and liabilities:
      Receivables-trade and other...............................     (3,960)        10,909
      Inventories...............................................     (4,713)       (10,190)
      Other current assets......................................     (3,364)        (5,971)
      Current liabilities.......................................      7,521          9,123
    Net changes in other noncurrent assets and liabilities......      1,073          1,313
                                                                   --------       --------
  Net cash provided by (used in) operations.....................      8,872         (6,464)
                                                                   --------       --------

  Investing activities:
    Property, plant and equipment additions.....................    (16,605)        (7,058)
    Repayments from affiliates..................................                       535
    Proceeds from disposals of property, plant and equipment....      2,471          1,015
                                                                   --------       --------
  Net cash used in investing activities.........................    (14,134)        (5,508)
                                                                   --------       --------
  Financing activities:
    Repayments of borrowings....................................        (74)           (70)
    Other - net.................................................         99             40
                                                                   --------       --------
  Net cash provided by (used in) financing activities...........         25            (30)
                                                                   --------       --------
DECREASE IN CASH AND CASH EQUIVALENTS...........................     (5,237)       (12,002)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................     90,338        111,070
                                                                   --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................   $ 85,101       $ 99,068
                                                                   ========       ========


See Notes to Consolidated to Financial Statements.

                    ROWAN COMPANIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements of the Company included herein have been prepared without audit pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. Certain information and notes have been condensed or omitted pursuant to such rules and regulations and the Company believes that the disclosures included herein are adequate. It is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report to Stockholders incorporated by reference in the Form 10-K for the year ended December 31, 1995.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995.

3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

4. Computation of primary and fully diluted earnings (loss) per share is as follows (in thousands except per share amounts):

                                                              For The
                                                        Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                         1996         1995
                                                       --------     --------
    Weighted average shares of common
      stock outstanding ...............................  84,984       84,301

    Stock options and related (treasury stock method) .   1,847 (A)      266 (A)
                                                        -------     --------
    Weighted average shares for primary
      earnings (loss) per share calculation ...........  86,831       84,567

    Stock options and related (treasury stock method) .     306 (A)      235 (A)

    Shares issuable from assumed conversion
      of the Series II Convertible Subordinated
      Debenture  ......................................     400 (A)      400 (A)
                                                        -------     --------

    Weighted average shares for fully diluted
      earnings (loss) per share calculation ...........  87,537       85,202
                                                        =======     ========

    Net income (loss) for primary calculation ......... $ 2,357     $(21,735)

    Subordinated debenture interest, net of income
      tax effect.......................................      82           91
                                                        -------     --------

    Net income (loss) for fully diluted calculation.... $ 2,439     $(21,644)
                                                        =======     ========

    Earnings (loss) per share:

      Primary ......................................... $   .03     $   (.26)
                                                        =======     ========

      Fully diluted ................................... $   .03     $   (.25)(B)
                                                        =======     ========

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

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to
         Three Months Ended March 31, 1995

         The Company achieved net income of $2.4 million in the first quarter of 1996 compared to a net loss of $21.7 million in the same period of 1995. The improved results were primarily attained through increased drilling activity, continued strengthening of offshore drilling day rates and favorable manufacturing and aviation operations.

         A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first quarters of 1996 and 1995, respectively, is reflected below (dollars in thousands):


<Captaion>
                                 Drilling              Manufacturing             Aviation              Consolidated
                            --------------------    --------------------    --------------------    --------------------
                              1996        1995        1996        1995        1996        1995        1996        1995
                            --------    --------    --------    --------    --------    --------    --------    --------
Revenues                    $ 71,051    $ 46,870    $ 35,948    $ 29,975    $ 19,809    $ 15,952    $126,808    $ 92,797

Percent of Consolidated
  Revenues                        56%         51%         28%         32%         16%         17%        100%        100%

Operating Profit (loss)(1)  $  9,552    $(10,292)   $  2,990    $  1,792    $ (2,227)   $ (5,137)   $ 10,315    $(13,637)

________________________________________________________________________________
(1) Income (loss) from operations before deducting general and administrative expenses.

         As reflected above, the Company's consolidated operating results improved by $24.0 million when the first quarter of 1996 is compared to the first quarter of 1995. Day rate drilling revenues increased by $27.0 million as the Company's offshore drilling rigs achieved 95% utilization during the first quarter of 1996, compared to 75% utilization in the first quarter of 1995, and a 23% increase in average day rates between periods. Turnkey drilling generated first quarter 1996 revenues of $8.2 million and an incremental operating loss of $1.6 million, compared to $11.0 million in revenues and an incremental operating loss of $.7 million in the year-earlier period.

         The Company's manufacturing operations have consistently yielded positive operating results since their acquisition in early 1994. The improvements in manufacturing revenues and operating profit noted above resulted primarily from increased heavy equipment sales volume between periods, particularly for the mining and timber industries.

         The aviation operating results in both quarters reflect the normal seasonal slowdown in flying activity in Alaska, although the 1996 results were improved as demand for the Company's flying services increased in all markets.

         Perceptible trends in the offshore drilling markets in which the Company is currently operating and the number of Company-operated rigs in each of those markets are as follows:

   AREA                   RIGS                         PERCEPTIBLE INDUSTRY TRENDS
   ----                   ----                         ---------------------------
Gulf of Mexico             15           Continuing high levels of exploration and development activity

North Sea                   4           Continuing high levels of drilling activity for jack-up rigs

Eastern Canada              2           Improving demand

         The preceding table reflects the relocation of Rowan Gorilla IV to eastern Canada from the Gulf of Mexico and Rowan Gorilla II to the Gulf of Mexico from Trinidad, both in April 1996.

         Perceptible trends in the aviation markets in which the Company is currently operating and the number of Company aircraft based in each of those markets are as follows:

                       COMPANY-OWNED
        AREA           AIRCRAFT (1)     PERCEPTIBLE INDUSTRY TRENDS
        ----           ------------     ---------------------------
Alaska                     68           Normal seasonal improvement

Gulf of Mexico             40           Moderately improving market conditions

China                       2           Generally stable flight support activity

North Sea (Dutch)          10           Generally stable flight support activity

North Sea (U. K.)           5           Improving flight support activity

- ----------------------------
(1)  Includes 13 units which are 49% owned.

         The drilling and aviation markets in which the Company competes frequently experience significant changes in supply and demand. Drilling utilization and day rates achievable in offshore markets are a function of the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. These expenditures, in turn, are affected by many factors such as existing and newly discovered oil and natural gas reserves, political and regulatory policies, seasonal weather patterns, contractual requirements under leases or concessions and, probably most influential, oil and natural gas prices. The Company's aviation operations are also affected by such factors, as flying in support of offshore energy operations remains a major source of business and Alaska operations are hampered each winter. The volatile nature of such factors prevents the Company from being able to predict whether existing market conditions or the perceptible market trends reflected in the preceding tables will continue. Assuming such conditions and trends prevail, however, the Company should remain profitable throughout 1996. The Company can, as it has done in the past, relocate its drilling rigs and aircraft from one geographic area to another in response to such changing market fundamentals, but only when these moves are economically justified.

         The Company's manufacturing operations are considerably less volatile than its drilling and aviation operations and, given current backlog levels and barring unforeseen circumstances, should continue to contribute positive operating results throughout the remainder of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         A comparison of key balance sheet figures and ratios as of March 31, 1996 and December 31, 1995 is as follows (dollars in thousands):

                                                                       March 31,        December 31,
                                                                          1996              1995
                                                                       ---------        ------------

        Cash and cash equivalents                                        $85,101           $90,338
        Current assets                                                  $279,571          $273,459
        Current liabilities                                              $81,133           $72,871
        Current ratio                                                       3.45              3.75
        Note payable and current maturities of long-term debt             $4,216            $7,039
        Long-term debt                                                  $247,664          $247,744
        Stockholders' equity                                            $432,964          $429,155
        Long-term debt/total capitalization                                  .36               .37

         Reflected in the comparison above are the effects in the first quarter of 1996 of net cash provided by operations of $8.9 million, proceeds from sales of primarily aviation equipment of $2.5 million and capital expenditures of $16.6 million.

         During the first quarter of 1996, the Company completed the design and began the construction of Rowan Gorilla V, an enhanced version of the Company's Gorilla Class jack-ups, which will be the world's largest bottom supported mobile offshore drilling unit. The rig is being constructed at the Company's Vicksburg, Mississippi shipyard and should be completed by mid-1998 at an estimated cost of $170 million. The Company expects to finance a significant portion of the construction cost and is currently evaluating credit alternatives. The reactivation of the Company's marine construction capability, principally through rebuilding of the Vicksburg shipyard, is expected to cost approximately $20 million.

         Capital expenditures during the first quarter were primarily related to construction of Gorilla V and the reactivation of the Vicksburg shipyard. The Company estimates remaining 1996 capital expenditures will be between $70 million and $75 million, including approximately $35 million and $15 million, respectively, for Gorilla V and the Vicksburg shipyard. The Company may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing offshore rigs.

         Based upon current operating levels and the previously discussed market trends, management believes that remaining 1996 operations, together with existing working capital, will generate sufficient cash flow to sustain planned capital expenditures and debt service requirements for the remainder of 1996. The Company does not currently have any unused lines of credit.

         Under the terms of its 11 7/8% Senior Notes, the Company is prohibited from paying a cash dividend on its common stock.

                        PART II.       OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders on April 26, 1996, stockholders elected the three nominees for Class II Director as set forth in the Company's Proxy Statement relating to the meeting. With respect to such election, proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and there was no solicitation in opposition to such nominees. The following numbers of votes were cast as to the Class II Director nominees: Ralph E. Bailey, 51,010,610 votes for and 4,786,302 votes against; Honorable Colin B. Moynihan, 50,996,777 votes for and 4,800,135 votes against; and C. W. Yeargain, 51,005,541 votes for and 4,791,371 votes against.

         Also at the meeting, stockholders approved, for consideration by the Board of Directors, the following proposals, as set forth in the Company's Proxy Statement relating to the meeting:

                 The proposal pertinent to declassifying the Company's Board of Directors received 33,779,484 votes in the affirmative, or 39.7% of the 85,017,535 shares of record. Shares voted against the proposal aggregated 20,534,057, including 7,016,883 of non-votes, and 1,483,371 shares abstained from voting.

                 The proposal pertinent to matters associated with the Company's Stockholders Rights Agreement received 38,552,087 votes in the affirmative, or 45.3% of the 85,017,535 shares of record. Shares voted against the proposal aggregated 16,996,247, including 7,016,883 of non-votes, and 248,578 shares abstained from voting.

         The Board of Directors considered both proposals at its meeting on April 26, 1996, but determined not to propose amendments to the Company's Certificate of Incorporation and Bylaws at this time.

         The Company's Proxy Statement relating to the 1996 Annual Meeting of Stockholders dated March 11, 1996 is filed as an exhibit to this Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K

         (a)     The following is a list of Exhibits filed with this Form 10-Q:

                 3(a) -   Amendment dated April 26, 1996 to the Bylaws, as
                          Amended

                 3(b) -   Bylaws, as Amended, as of April 26, 1996

                 27   -   Financial Data Schedule

                 99   -   Proxy Statement dated March 11, 1996

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed by the Registrant during the first quarter of fiscal year 1996.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ROWAN COMPANIES, INC.
                                      (Registrant)


Date:  May 13, 1996                   /s/ E. E. THIELE
                                      --------------------------------------
                                      E. E. Thiele
                                      Senior Vice President- Finance,
                                      Administration and Treasurer
                                      (Chief Financial Officer)

Date:  May 13, 1996                   /s/ W. H. WELLS
                                      --------------------------------------
                                      W. H. Wells
                                      Controller
                                      (Chief Accounting Officer)

                                EXHIBIT INDEX


                 3a   -   Amendment dated April 26, 1996 to the Bylaws, as
                          Amended

                 3b   -   Bylaws, as Amended, as of April 26, 1996

                 27   -   Financial Data Schedule

                 99   -   Proxy Statement dated March 11, 1996