Form 10-Q
period 1996-06-30
ROWAN COMPANIES INC
filed 1996-08-14
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM_____TO_____



                            ROWAN COMPANIES, INC.
                            ---------------------
           (Exact name of registrant as specified in its charter)



           Delaware                     1-5491             75-0759420
- ---------------------------------  -----------------  ----------------------
 (State or other jurisdiction of    Commission File     (I.R.S. Employer
 incorporation or organization)         Number         Identification No.)



5450 Transco Tower, 2800 Post Oak Boulevard, Houston, Texas       77056-6196
- -----------------------------------------------------------       ----------
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

                                                            Yes   X    No
                                                                -----     ----

The number of shares of common stock, $.125 par value, outstanding at July 31, 1996 was 85,481,872.

                             ROWAN COMPANIES, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.    Financial Information:


                   Consolidated Balance Sheet --
                   June 30, 1996 and December 31, 1995 . . . . . . . . . .   2

                   Consolidated Statement of Operations --
                   Three and Six Months Ended June 30, 1996
                   and 1995  . . . . . . . . . . . . . . . . . . . . . . .   4

                   Consolidated Statement of Cash Flows --
                   Six Months Ended June 30, 1996 and 1995 . . . . . . . .   5

                   Notes to Consolidated Financial Statements  . . . . . .   6

                   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations . . . . . . . . . . . . . . . . . . . . .   8

PART II.   Other Information:

                   Exhibits and Reports on Form 8-K  . . . . . . . . . . .  12

                       PART  I.   FINANCIAL  INFORMATION


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                 June 30,    December 31,
                                                   1996         1995
                                                ----------   ------------
                                                       (Unaudited)
                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...................  $   63,595   $   90,338
  Receivables - trade and other...............     109,043       87,811
  Inventories - at cost:
    Raw materials and supplies................      57,916       51,898
    Work-in-progress..........................      27,632       23,015
    Finished goods............................       2,617          708
  Prepaid expenses............................      13,272       11,430
  Cost of turnkey drilling contracts
    in progress...............................       3,490        8,259
                                                ----------   ----------
        Total current assets..................     277,565      273,459
                                                ----------   ----------

INVESTMENT IN AND ADVANCES TO 49%
  OWNED COMPANIES.............................      28,654       29,770
                                                ----------   ----------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment..........................     952,320      944,021
  Aircraft and related equipment..............     187,379      189,954
  Manufacturing plant and equipment...........      27,142       25,037
  Other property and equipment................      93,883       91,089
  Construction in progress....................      22,866
                                                ----------   ----------
        Total.................................   1,283,590    1,250,101
  Less accumulated depreciation
    and amortization..........................     785,986      763,062
                                                ----------   ----------
        Property, plant and equipment - net...     497,604      487,039
                                                ----------   ----------

OTHER ASSETS AND DEFERRED CHARGES.............      11,829       12,220
                                                ----------   ----------
        TOTAL.................................  $  815,652   $  802,488
                                                ==========   ==========

See Notes to Consolidated Financial Statements.

                                                                           June 30,     December 31,
                                                                             1996           1995
                                                                           --------     ------------
                                                                                 (Unaudited)
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Note payable and current maturities of long-term debt.................      $    670       $  7,039
 Accounts payable - trade..............................................        25,268         21,774
 Other current liabilities.............................................        55,880         44,058
                                                                             --------       --------
      Total current liabilities........................................        81,818         72,871
                                                                             --------       --------
LONG-TERM DEBT - less current maturities...............................       247,585        247,744
                                                                             --------       --------
OTHER LIABILITIES......................................................        23,768         36,227
                                                                             --------       --------
DEFERRED CREDITS:
 Income taxes..........................................................         4,543          4,146
 Gain on sale/leaseback transactions...................................        10,759         12,345
                                                                             --------       --------
      Total deferred credits...........................................        15,302         16,491
                                                                             --------       --------

STOCKHOLDERS' EQUITY:
 Preferred stock, $1.00 par value:
  Authorized 5,000,000 shares issuable in series:
   Series I Preferred Stock, authorized 6,500 shares, none issued
   Series II Preferred Stock, authorized 6,000 shares, none issued
   Series III Preferred Stock, authorized 10,300 shares, none issued
   Series A Junior Preferred Stock, authorized
     1,500,000 shares, none issued
 Common stock, $.125 par value:
  Authorized 150,000,000 shares; issued 86,910,429
    shares at June 30, 1996 and 86,353,792 shares
    at December 31, 1995...............................................        10,864         10,794
Additional paid-in capital.............................................       399,024        396,092
Retained earnings......................................................        39,776         24,754
Less cost of 1,457,919 treasury shares.................................         2,485          2,485
                                                                             --------       --------
      Total stockholders' equity.......................................       447,179        429,155
                                                                             --------       --------

      TOTAL............................................................      $815,652       $802,488
                                                                             ========       ========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                        For The Three Months           For The Six Months
                                                                           Ended June 30,                Ended June 30,
                                                                      ----------------------        -----------------------
                                                                        1996          1995            1996           1995
                                                                      --------      --------        --------      ---------
                                                                                          (Unaudited)
REVENUES:
        Drilling services....................................         $ 77,022     $ 61,921        $148,073        $108,791
        Manufacturing sales and services.....................           31,719       33,083          67,667          63,058
        Aircraft services....................................           28,425       22,378          48,234          38,330
                                                                      --------     --------        --------        --------
                        Total................................          137,166      117,382         263,974         210,179
                                                                      --------     --------        --------        --------

COSTS AND EXPENSES:
        Drilling services....................................           50,040       48,288         102,804          96,046
        Manufacturing sales and services.....................           29,050       30,694          61,522          58,495
        Aircraft services....................................           24,268       20,194          43,478          38,334
        Depreciation and amortization........................           11,983       12,945          24,030          25,680
        General and administrative...........................            3,896        3,633           7,917           7,222
                                                                      --------     --------        --------        --------
                        Total................................          119,237      115,754         239,751         225,777
                                                                      --------     --------        --------        --------

INCOME (LOSS) FROM OPERATIONS................................           17,929        1,628          24,223         (15,598)
                                                                      --------     --------        --------        --------

OTHER INCOME (EXPENSE):
        Interest expense.....................................           (6,904)      (6,926)        (13,811)        (13,838)
        Less: interest capitalized...........................              352                          559
        Gain on disposals of property, plant and equipment...              411          336           2,006           1,077
        Interest income......................................            1,040        1,261           2,249           2,754
        Other - net..........................................              174          136             258             238
                                                                      --------     --------        --------        --------
                        Other income (expense) - net.........           (4,927)      (5,193)         (8,739)         (9,769)
                                                                      --------     --------        --------        --------
INCOME (LOSS) BEFORE INCOME TAXES............................           13,002       (3,565)         15,484         (25,367)
        Provision for income taxes...........................              337          141             462              74
                                                                      --------     --------        --------        --------
NET INCOME (LOSS)............................................         $ 12,665     $ (3,706)       $ 15,022        $(25,441)
                                                                      ========     ========        ========        ========

EARNINGS (LOSS) PER COMMON SHARE (Note 4)....................         $    .15     $   (.04)       $    .18        $   (.30)
                                                                      ========     ========        ========        ========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             For The Six Months
                                                                                               Ended June 30,
                                                                                       -------------------------------
                                                                                         1996                 1995
                                                                                       --------            ---------
                                                                                                (Unaudited)
CASH PROVIDED BY (USED IN):
 Operations:
   Net income (loss)............................................                       $ 15,022              $(25,441)
   Noncash charges (credits) to net income (loss):
     Depreciation and amortization..............................                         24,030                25,680
     Gain on disposals of property, plant and equipment.........                         (2,006)               (1,077)
     Compensation expense.......................................                          2,232                 2,162
     Change in sale/leaseback payable...........................                         (7,034)               (5,481)
     Amortization of sale/leaseback gain........................                         (1,586)               (1,585)
     Provision for pension and postretirement benefits..........                          4,411                 3,535
     Other - net................................................                          1,706                  (653)
   Changes in current assets and liabilities:
     Receivables - trade and other..............................                        (21,232)              (13,111)
     Inventories................................................                        (12,544)              (11,963)
     Other current assets.......................................                          2,927               (14,637)
     Current liabilities........................................                          5,726                 8,209
   Net changes in other noncurrent assets and liabilities.......                             32                   463
                                                                                       --------              --------
 Net cash provided by (used in) operations......................                         11,684               (33,899)
                                                                                       --------              --------

 Investing activities:
     Property, plant and equipment additions....................                        (40,006)              (16,156)
     Repayments from affiliates.................................                             32                   535
     Proceeds from disposals of property, plant and equipment...                          3,046                 1,857
                                                                                       --------              --------
 Net cash used in investing activities..........................                        (36,928)              (13,764)
                                                                                       --------              --------

 Financing activities:
     Repayments of borrowings...................................                         (2,019)                 (142)
     Other - net................................................                            520                   389
                                                                                       --------              --------
 Net cash provided by (used in) financing activities............                         (1,499)                  247
                                                                                       --------              --------

DECREASE IN CASH AND CASH EQUIVALENTS...........................                        (26,743)              (47,416)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................                         90,338               111,070
                                                                                       --------              --------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................                       $ 63,595              $ 63,654
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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 1996 and December 31, 1995, and the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June
        30, 1996 and 1995.

3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

4. Computation of primary and fully diluted earnings (loss) per share is as follows (in thousands except per share amounts):

                                                                For The                     For The
                                                           Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                          --------------------       ----------------------
                                                            1996         1995          1996          1995
                                                          --------     -------       --------      --------
Weighted average shares of common
  stock outstanding ................................       85,301      84,519         85,143         84,411

Stock options and related (treasury stock method)...        2,042 (A)     494 (A)      1,692 (A)
                                                          -------     -------        -------       --------
Weighted average shares for primary
  earnings (loss) per share calculation.............       87,343      85,013         86,835         84,411

Stock options and related (treasury stock method)...            5 (A)     375 (A)        266 (A)        585 (A)

Shares issuable from assumed conversion
  of the Series II Convertible Subordinated
  Debenture ........................................          400 (A)     400 (A)        400 (A)        400 (A)
                                                          -------     -------        -------       --------

Weighted average shares for fully diluted
  earnings (loss) per share calculation ............       87,748      85,788         87,501         85,396
                                                          =======     =======        =======       ========


Net income (loss) for primary calculation...........      $12,665     $(3,706)       $15,022       $(25,441)

Subordinated debenture interest, net of
  income tax effect ................................           80          92            162            183
                                                          -------       -----        -------       --------
Net income (loss) for fully diluted
  calculation ......................................      $12,745     $(3,614)       $15,184       $(25,258)
                                                          =======     =======        =======       ========

Earnings (loss) per share:

  Primary ..........................................      $   .15     $  (.04)          $.17       $   (.30)
                                                          =======     =======        =======       ========

  Fully diluted ....................................      $   .15     $  (.04)       $   .17       $   (.30)
                                                          =======     =======        =======       ========





(A) Included in accordance with Regulation S-K Item 601 (b) (11) although not required to be provided by Accounting Principles Board ("APB") Opinion No. 15 because the effect is insignificant. Earnings (loss) per share computed under APB Opinion No. 15 is as set forth on the Consolidated Statement of Operations.

                   ROWAN COMPANIES, INC. AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 Compared to
        Six Months Ended June 30, 1995

        The Company achieved net income of $15.0 million in the first half of 1996 compared to a net loss of $25.4 million in the same period of 1995. The improvement in financial results was primarily due to increased drilling day rates and fleet utilization, in addition to the enhanced contributions made by the Company's manufacturing and aviation operations.

        A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first half of 1996 and 1995, respectively, is reflected below (dollars in thousands):


                                   Drilling           Manufacturing             Aviation                 Consolidated
                                --------------       ---------------          --------------           ----------------
                                1996      1995       1996       1995          1996      1995           1996        1995
                                ----      ----       ----       ----          ----      ----           ----        ----
Revenues                     $148,073   $108,791   $ 67,667   $ 63,058      $ 48,234   $ 38,330      $263,974    $210,179


Percent of Consolidated
  Revenues                         56%        52%        26%        30%           18%        18%          100%        100%

Operating Profit (Loss)(1)   $ 27,972   $ (6,254)  $  5,066   $  3,769      $   (898)  $ (5,891)     $ 32,140    $ (8,376)

_____________

(1) Income (loss) from operations before deducting general and administrative expenses.


        As reflected above, the Company's consolidated operating results improved by $40.5 million when the first half of 1996 is compared to the first half of 1995. Day rate drilling revenues increased by $51.1 million between periods as the Company's offshore fleet achieved a 32% increase in average rates, or about $8,250 per day, while overall utilization improved from 85% to 97%. Offshore day rates began to improve in the second quarter of 1995 due to increasing demand for drilling services brought on by strengthening natural gas prices. Day rate drilling expenses increased by $16.9 million between periods. Turnkey drilling generated first half 1996 revenues of $8.2 million and an incremental operating loss of $1.6 million, compared to $20.0 million and a $.1 million profit, respectively, for the first half of 1995.

        The increases between periods in manufacturing revenues and operating profits of 7% and 34%, respectively, reflect improved business conditions in the intermodal, mining and timber industries and the Company's increased emphasis on marketing, product reliability and on-time deliveries. Manufacturing operations exclude approximately $11 million of products and services provided to the Company's drilling division during the first half of 1996, as compared to $3 million in the first half of 1995.

        The Company's aviation operating results in both periods reflect the normal reduced flying activity in Alaska throughout much of the first four months of the year, although the 1996 results were improved as demand for the Company's flying services increased in all markets.

Three Months Ended June 30, 1996 Compared to
        Three Months Ended June 30, 1995

        The Company achieved net income of $12.7 million in the second quarter of 1996 compared to a net loss of $3.7 million in the same period of 1995. The improvement in financial results was primarily due to increased drilling day rates coupled with continued strong fleet utilization, in addition to the positive contributions made by the Company's manufacturing and aviation operations.

        A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the second quarter of 1996 and 1995, respectively, is reflected below
(dollars in thousands):


                                     Drilling             Manufacturing                Aviation               Consolidated
                               ------------------      ---------------------    ---------------------     --------------------
                                1996        1995         1996          1995       1996         1995         1996        1995
                               -------     ------      -------       -------    --------     --------      --------   --------
Revenues                       $77,022    $61,921      $31,719       $33,083    $ 28,425     $ 22,378      $137,166   $117,382



Percent of Consolidated
Revenues                            56%        53%          23%           28%         21%          19%          100%       100%

Operating Profit (Loss)        $18,420    $ 4,038      $ 2,076       $ 1,977    $  1,329     $   (754)     $ 21,825   $  5,261


        As reflected above, the Company's consolidated operating results improved by $16.6 million when the second quarter of 1996 is compared to the second quarter of 1995. Day rate drilling revenues increased by $24.1 million between periods as the Company's offshore fleet achieved a 40% increase in average rates, or about $10,500 per day, while overall utilization improved from 95% to 98%. Offshore day rates began to improve in the second quarter of 1995 due to increasing demand for drilling services brought on by strengthening natural gas prices. Day rate drilling expenses increased by $10.0 million between periods. Turnkey drilling yielded no completions and therefore no revenues or operating results in the second quarter of 1996 as compared to $9.0 million in revenues and an incremental operating profit of $.8 million for the second quarter of 1995.

        The Company's manufacturing operations achieved slightly less volume between quarters as significant construction of Rowan Gorilla V began. Manufacturing operations exclude approximately $11.0 million of products and services provided to the Company's drilling division during the second quarter of 1996, as compared to $.3 million in the second quarter of 1995.

        The Company's aviation operations experienced the normal seasonal improvement in flying activity in Alaska during both periods but second quarter 1996 operating results were enhanced as demand for the Company's flying services increased in all markets.

        Perceptible trends in the offshore drilling markets in which the Company is currently operating and the number of Company-operated rigs in each of those markets are as follows:




     AREA                   RIGS                PERCEPTIBLE INDUSTRY TRENDS
- ------------------       ----------       ----------------------------------
Gulf of Mexico               16           Continuing high levels of exploration and development
                                          activity

North Sea                     4           Continuing high levels of drilling activity for jack-up
                                          rigs

Eastern Canada                1           Improving demand




         The preceding table reflects the relocation currently underway of Rowan Gorilla IV to the Gulf of Mexico from eastern Canada.

         Perceptible trends in the aviation markets in which the Company is currently operating and the number of Company aircraft based in each of those markets are as follows:


                      COMPANY-OWNED
      AREA            AIRCRAFT (1)              PERCEPTIBLE INDUSTRY TRENDS
- -----------------     -------------       --------------------------------------
Alaska                    63              Normal seasonal improvement

Gulf of Mexico            43              Moderately improving market conditions

China                      2              Generally stable flight support activity

North Sea (Dutch)         10              Generally stable flight support activity


North Sea (U.K.)           5              Generally stable flight support activity

- ----------------------------
(1)  Includes 13 units which are 49% owned.


         The drilling and aviation markets in which the Company competes frequently experience significant changes in supply and demand. Drilling utilization and day rates achievable in offshore markets are a function of the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. These expenditures, which often fluctuate between markets, are affected by many factors such as existing and newly discovered oil and natural gas reserves, political and regulatory policies, seasonal weather patterns, contractual requirements under leases or concessions and, probably most influential, oil and natural gas prices. The Company's aviation operations are also affected by such factors, as flying in support of offshore energy operations remains a major source of business and Alaska operations are hampered each winter. The volatile nature of such factors prevents the Company from being able to predict whether existing market conditions or the perceptible market trends reflected in the preceding tables will continue. Assuming such conditions and trends prevail, however, the Company should remain profitable throughout 1996. The Company can, as it has done in the past, relocate its drilling rigs and aircraft from one geographic area to another in response to such changing market fundamentals, but only when these moves are economically justified.

         The Company's manufacturing operations are considerably less volatile than its drilling and aviation operations and, given current backlog levels and barring unforeseen circumstances, should continue to contribute positive operating results throughout the remainder of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         A comparison of key balance sheet figures and ratios as of June 30, 1996 and December 31, 1995 is as follows (dollars in thousands):

                                                                June 30,        December 31,
                                                                  1996              1995
                                                                --------        ------------
Cash and cash equivalents                                       $ 63,595          $ 90,338
Current assets                                                  $277,565          $273,459
Current liabilities                                             $ 81,818          $ 72,871
Current ratio                                                       3.39              3.75
Note payable and current maturities of long-term debt           $    670          $  7,039
Long-term debt                                                  $247,585          $247,744
Stockholders' equity                                            $447,179          $429,155
Long-term debt/total capitalization                                  .36               .37


         Reflected in the comparison above are the effects in the first half of 1996 of net cash provided by operations of $11.7 million and capital expenditures of $40.0 million. The operating cash surplus was constrained by investments in receivables and inventories consistent with expanding operations.

         During the first half of 1996, the Company completed the design and began the construction of Rowan Gorilla V, an enhanced version of the Company's Gorilla Class jack-ups, which will be the world's largest bottom supported mobile offshore drilling unit. The rig is being constructed at the Company's Vicksburg, Mississippi shipyard and should be completed by mid-1998 at an estimated cost of $170 million. The Company expects to finance a significant portion of the construction cost and is currently evaluating credit alternatives. The reactivation of the Company's marine construction capability, principally through rebuilding of the Vicksburg shipyard, is expected to cost approximately $20 million.

         Capital expenditures during the first half of 1996 were primarily related to construction of Gorilla V and the reactivation of the Vicksburg shipyard. The Company estimates remaining 1996 capital expenditures will be between $40 million and $45 million, including approximately $25 million and $10 million, respectively, for Gorilla V and the Vicksburg shipyard. The Company may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing offshore rigs.

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

               PART II.       OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

                 (a)      Exhibit 27 - Financial Data Schedule

                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed by the Registrant during the second quarter of fiscal year 1996.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ROWAN COMPANIES, INC.
                                          (Registrant)


Date:  August 14, 1996                    /s/ E. E. THIELE
                                          -------------------------------
                                          E. E. Thiele
                                          Senior Vice President-Finance,
                                          Administration and Treasurer
                                          (Chief Financial Officer)

Date:  August 14, 1996                    /s/ W. H. WELLS
                                          -------------------------------
                                          W. H. Wells
                                          Controller
                                          (Chief Accounting Officer)

                              INDEX TO EXHIBITS



        27 --   Financial Data Schedule