Form 10-Q
period 1996-09-30
ROWAN COMPANIES INC
filed 1996-11-14
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q


           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM _____ TO _____


                             ROWAN COMPANIES, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)


            Delaware                       1-5491              75-0759420
            --------                       ------              ----------
(State or other jurisdiction of       Commission File       (I.R.S. Employer
incorporation or organization)             Number          Identification No.)


5450 Transco Tower, 2800 Post Oak Boulevard, Houston, Texas        77056-6196
-----------------------------------------------------------        ----------
        (Address of principal executive offices)                   (Zip Code)


                                 (713) 621-7800
                                 --------------
               Registrant's telephone number, including area code


                                  Inapplicable
                                  ------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

The number of shares of common stock, $.125 par value, outstanding at October 31, 1996 was 85,539,572.

                             ROWAN COMPANIES, INC.

                                     INDEX

                                                                               Page No.
                                                                               --------
PART I.          Financial Information:


                     Consolidated Balance Sheet --
                     September 30, 1996 and December 31, 1995  . . . . . . . .     2

                     Consolidated Statement of Operations --
                     Three and Nine Months Ended September 30, 1996
                     and 1995  . . . . . . . . . . . . . . . . . . . . . . . .     4

                     Consolidated Statement of Cash Flows --
                     Nine Months Ended September 30, 1996
                     and 1995  . . . . . . . . . . . . . . . . . . . . . . . .     5

                     Notes to Consolidated Financial Statements  . . . . . . .     6

                     Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations . . . . . . . . . . . . . . . . . . . . . .     8

PART II.         Other Information:

                     Exhibits and Reports on Form 8-K  . . . . . . . . . . .      12

                      PART  I.   FINANCIAL  INFORMATION


                   ROWAN COMPANIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                    September 30,  December 31,
                                                                                        1996           1995
                                                                                    -------------  ------------
                               ASSETS                                               (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents.................................................         $   75,233     $   90,338
  Receivables - trade and other.............................................            114,323         87,811
  Inventories - at cost:
    Raw materials and supplies..............................................             59,061         51,898
    Work-in-progress........................................................             28,047         23,015
    Finished goods..........................................................              3,236            708
  Prepaid expenses..........................................................             11,401         11,430
  Cost of turnkey drilling contracts in progress............................             13,044          8,259
                                                                                     ----------     ----------
        Total current assets................................................            304,345        273,459
                                                                                     ----------     ----------
INVESTMENT IN AND ADVANCES TO 49% OWNED COMPANIES...........................             28,362         29,770
                                                                                     ----------     ----------
PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment........................................................            954,241        944,021
  Aircraft and related equipment............................................            188,929        189,954
  Manufacturing plant and equipment.........................................             33,140         25,037
  Other property and equipment..............................................             94,321         91,089
  Construction in progress..................................................             43,842
                                                                                     ----------     ----------
        Total...............................................................          1,314,473      1,250,101
  Less accumulated depreciation and amortization                                        797,775        763,062
                                                                                     ----------     ----------
        Property, plant and equipment - net ................................            516,698        487,039
                                                                                     ----------     ----------
OTHER ASSETS AND DEFERRED CHARGES...........................................              7,749         12,220
                                                                                     ----------     ----------
        TOTAL...............................................................         $  857,154     $  802,488
                                                                                     ==========     ==========

See Notes to Consolidated Financial Statements.

                                                                                    September 30,        December 31,
                                                                                        1996                 1995
                                                                                     ------------        ------------
        LIABILITIES AND STOCKHOLDERS' EQUITY                                         (Unaudited)
CURRENT LIABILITIES:
 Note payable and current maturities of long-term debt.............                  $     4,276          $     7,039
 Accounts payable - trade..........................................                       32,846               21,774
 Other current liabilities.........................................                       59,831               44,058
                                                                                     -----------          -----------
      Total current liabilities....................................                       96,953               72,871
                                                                                     -----------          -----------
LONG-TERM DEBT - less current maturities...........................                      238,402              247,744
                                                                                     -----------          -----------
OTHER LIABILITIES..................................................                       36,109               36,227
                                                                                     -----------          -----------
DEFERRED CREDITS:
 Income taxes......................................................                        4,502                4,146
 Gain on sale/leaseback transactions...............................                        9,953               12,345
                                                                                     -----------          -----------
      Total deferred credits.......................................                       14,455               16,491
                                                                                     -----------          -----------
STOCKHOLDERS' EQUITY:
 Preferred stock, $1.00 par value:
  Authorized 5,000,000 shares issuable in series:
   Series I Preferred Stock, authorized 6,500 shares, none issued
   Series II Preferred Stock, authorized 6,000 shares, none issued
   Series III Preferred Stock, authorized 10,300 shares, none issued
   Series A Junior Preferred Stock, authorized
     1,500,000 shares, none issued
 Common stock, $.125 par value:
  Authorized 150,000,000 shares; issued 86,974,216
    shares at September 30, 1996 and 86,353,792 shares
    at December 31, 1995...........................................                       10,872               10,794
Additional paid-in capital.........................................                      400,362              396,092
Retained earnings..................................................                       62,486               24,754
Less cost of 1,457,919 treasury shares.............................                        2,485                2,485
                                                                                     -----------          -----------
      Total stockholders' equity...................................                      471,235              429,155
                                                                                     -----------          -----------
      TOTAL........................................................                  $   857,154          $   802,488
                                                                                     ===========          ===========

See Notes to Consolidated Financial Statements.

                    ROWAN COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                     For The Three Months         For The Nine Months
                                                                     Ended September 30,          Ended September 30,
                                                                   -----------------------     ------------------------
                                                                      1996          1995          1996           1995
                                                                   ---------      --------     ---------      ---------
                                                                                        (Unaudited)
REVENUES:
  Drilling services...........................................     $  77,927      $ 65,738     $ 226,000      $ 174,529
  Manufacturing sales and services............................        36,538        37,107       104,205        100,165
  Aircraft services...........................................        40,218        31,498        88,452         69,828
                                                                   ---------      --------     ---------      ---------
    Total.....................................................       154,683       134,343       418,657        344,522
                                                                   ---------      --------     ---------      ---------
COSTS AND EXPENSES:
  Drilling services...........................................        47,674        55,471       150,478        151,517
  Manufacturing sales and services............................        33,710        33,491        95,232         91,986
  Aircraft services...........................................        28,892        22,606        72,370         60,940
  Depreciation and amortization...............................        12,083        12,591        36,113         38,271
  General and administrative..................................         4,046         3,770        11,963         10,992
                                                                   ---------      --------     ---------      ---------
    Total.....................................................       126,405       127,929       366,156        353,706
                                                                   ---------      --------     ---------      ---------
INCOME (LOSS) FROM OPERATIONS.................................        28,278         6,414        52,501         (9,184)
                                                                   ---------      --------     ---------      ---------
OTHER INCOME (EXPENSE):
  Interest expense............................................        (6,903)       (6,933)      (20,714)       (20,771)
  Less: interest capitalized..................................           711                       1,270
  Gain on disposals of property, plant and equipment..........           165           153         2,171          1,230
  Interest income.............................................           875         1,071         3,124          3,825
  Other - net.................................................            93           170           351            408
                                                                   ---------      --------     ---------      ---------
    Other income (expense) - net..............................        (5,059)       (5,539)      (13,798)       (15,308)
                                                                   ---------      --------     ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES.............................        23,219           875        38,703        (24,492)
  Provision for income taxes..................................           509           212           971            286
                                                                   ---------      --------     ---------      ---------
NET INCOME (LOSS).............................................     $  22,710      $    663     $  37,732      $ (24,778)
                                                                   =========      ========     =========      =========

EARNINGS (LOSS) PER COMMON SHARE (Note 4).....................     $    0.26      $   0.01     $    0.43      $   (0.29)
                                                                   =========      ========     =========      =========

See Notes to Consolidated Financial Statements.

                    ROWAN COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                        For The Nine Months
                                                                                        Ended September 30,
                                                                                   ----------------------------
                                                                                      1996              1995
                                                                                   ----------       -----------
                                                                                            (Unaudited)
CASH PROVIDED BY (USED IN):
  Operations:
    Net income (loss)........................................................      $   37,732       $   (24,778)
    Noncash charges (credits) to net income (loss):
      Depreciation and amortization...........................................         36,113            38,271
      Gain on disposals of property, plant and equipment......................         (2,171)           (1,230)
      Compensation expense....................................................          3,510             3,153
      Change in sale/leaseback payable........................................         (4,258)           (3,138)
      Amortization of sale/leaseback gain.....................................         (2,392)           (2,392)
      Provision for pension and postretirement benefits.......................          6,510             5,597
      Other - net.............................................................          2,072              (767)
   Changes in current assets and liabilities:
     Receivables- trade and other............................................         (26,512)           (7,531)
     Inventories.............................................................         (14,723)           (9,373)
     Other current assets....................................................          (2,019)          (17,337)
     Current liabilities.....................................................          16,755            10,440
  Net changes in other noncurrent assets and liabilities...................             3,657               894
                                                                                   ----------       -----------
  Net cash provided by (used in) operations.................................           54,274            (8,191)
                                                                                   ----------       -----------
  Investing activities:
    Property, plant and equipment additions..................................         (71,486)          (20,457)
    Repayments from affiliates...............................................              32             3,676
    Proceeds from disposals of property,  plant and equipment................           3,583             2,138
                                                                                   ----------       -----------
  Net cash used in investing activities.....................................          (67,871)          (14,643)
                                                                                   ----------       -----------
  Financing activities:
    Repayments of borrowings.................................................          (2,096)             (215)
    Other - net..............................................................             588               488
                                                                                   ----------       -----------
  Net cash provided by (used in) financing activities.......................           (1,508)              273
                                                                                   ----------       -----------
DECREASE IN CASH AND CASH EQUIVALENTS.....................................            (15,105)          (22,561)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................             90,338           111,070
                                                                                   ----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................         $   75,233       $    88,509
                                                                                   ==========       ===========

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




2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 1996 and December 31, 1995, and the results of its operations for the three and nine month periods ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995.




3. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

4. Computation of primary and fully diluted earnings (loss) per share is as follows (in thousands except per share amounts):

                                                                           For The                           For The
                                                                      Three Months Ended                Nine Months Ended
                                                                        September 30,                     September 30,
                                                                 -----------------------------     ---------------------------
                                                                     1996             1995            1996             1995
                                                                 -----------      ------------     ---------       -----------
   Weighted average shares of common
     stock outstanding ......................................         85,495            84,727        85,261            84,517

   Stock options and related (treasury stock method).........          2,195               949(A)      1,828               327 (A)
                                                                 -----------      ------------     ---------       -----------
   Weighted average shares for primary
     earnings (loss) per share calculation...................         87,690            85,676        87,089            84,844

   Stock options and related (treasury stock method).........            241                             466               241 (A)

   Shares issuable from assumed conversion
     of the Series II Convertible Subordinated
     Debenture ..............................................            400               400(A)        400               400 (A)
                                                                 -----------      ------------     ---------       -----------
   Weighted average shares for fully diluted
     earnings (loss) per share calculation ..................         88,331            86,076        87,955            85,485
                                                                 ===========      ============     =========       ===========

   Net income (loss) for primary calculation.................    $    22,710      $        663     $  37,732       $   (24,778)

   Subordinated debenture interest, net of
     income tax effect ......................................             80                96           242               279
                                                                 -----------      ------------     ---------       -----------
   Net income (loss) for fully diluted
     calculation ............................................    $    22,790      $        759     $  37,974       $   (24,499)
                                                                 ===========      ============     =========       ===========

   Earnings (loss) per share:

     Primary ................................................    $       .26      $        .01    $      .43       $      (.29)
                                                                 ===========      ============     =========       ===========

     Fully diluted ..........................................    $       .26      $        .01    $      .43       $      (.29)
                                                                 ===========      ============     =========       ===========


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

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Nine Months Ended September 30, 1996 Compared to
         Nine Months Ended September 30, 1995

         The Company achieved net income of $37.7 million in the first nine months of 1996 compared to a net loss of $24.8 million in the same period of 1995. The improvement in financial results was primarily due to increased drilling day rates and fleet utilization, in addition to the enhanced contribution made by the Company's aviation operations.

         A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first nine months of 1996 and 1995, respectively, is reflected below (dollars in thousands):


                                     Drilling              Manufacturing               Aviation                Consolidated
                             ---------------------    ----------------------    ---------------------     ----------------------
                                1996        1995         1996        1995         1996         1995          1996        1995
                             ---------   ---------    ---------    ---------    --------     --------     ---------    ---------
Revenues                     $ 226,000   $ 174,529    $ 104,205    $ 100,165    $ 88,452     $ 69,828     $ 418,657    $ 344,522

Percent of Consolidated
Revenues                           54%         51%          25%          29%         21%          20%          100%         100%

Operating Profit (Loss)(1)   $  49,637   $  (5,215)   $   7,196    $   6,954    $  7,631     $     69     $  64,464    $   1,808


-----------------------------------------------------------------------------
(1) Income (loss) from operations before deducting general and administrative expenses.


         As reflected above, the Company's consolidated operating results improved by $62.7 million when the first nine months of 1996 is compared to the same period of 1995. Day rate drilling revenues increased by $75.0 million between periods as the Company's offshore fleet achieved a 36% increase in average rates, or about $9,300 per day, while overall utilization improved from 88% to 97%. Offshore day rates began to improve in the second quarter of 1995 due to increasing demand for drilling services brought on by strengthening oil and natural gas prices. The Company's day rate drilling expenses do not typically fluctuate in direct correlation with revenues and increased by only $21.0 million between periods. Turnkey drilling generated revenues of $10.7 million and an incremental operating loss of $1.3 million in the first nine months of 1996, compared to $34.3 million and a $.2 million profit, respectively, in the same period of 1995.

         The Company's manufacturing operations achieved a 4% increase in revenues between periods and consistent profitability while making meaningful progress on the construction of Rowan Gorilla V. Manufacturing operations exclude approximately $20.7 million of products and services provided to the Company's drilling division during the first nine months of 1996, including more than $17 million related to Gorilla V, as compared to $3.7 million in the same period of 1995.

         The Company's aviation operations achieved significant improvements in revenues and profitability between periods as demand for the Company's flying services increased in all markets, especially in the commuter airline and forest fire control areas.

Three Months Ended September 30, 1996 Compared to
         Three Months Ended September 30, 1995

         The Company achieved net income of $22.7 million in the third quarter of 1996 compared to $.7 million in the same period of 1995. The improvement in financial results was primarily due to increased drilling day rates coupled with continued strong fleet utilization, in addition to the enhanced contribution made by the Company's aviation operations.

         A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the third quarter of 1996 and 1995, respectively, is reflected below (dollars in thousands):

                                     Drilling              Manufacturing               Aviation                Consolidated
                             ---------------------    ----------------------    ---------------------     ----------------------
                                1996        1995         1996        1995         1996         1995          1996        1995
                             ---------   ---------    ---------    ---------    --------     --------     ---------    ---------
Revenues                     $  77,927   $  65,738    $  36,538    $  37,107    $ 40,218     $ 31,498     $ 154,683    $ 134,343

Percent of Consolidated
Revenues                           50%         49%          24%          28%         26%          23%          100%         100%

Operating Profit (Loss)      $  21,665   $   1,039    $   2,130    $   3,185    $  8,529     $  5,960     $  32,324     $ 10,184


         As reflected above, the Company's consolidated operating results improved by $22.1 million when the third quarter of 1996 is compared to the third quarter of 1995. Day rate drilling revenues increased by $23.9 million between periods as the Company's offshore fleet achieved a 43% increase in average rates, or about $11,200 per day, while overall utilization improved from 92% to 98%. Offshore day rates began to improve in the second quarter of 1995 due to increasing demand for drilling services brought on by strengthening oil and natural gas prices. The Company's day rate drilling expenses do not typically fluctuate in direct correlation with revenues and increased by only $4.0 million between periods. Turnkey drilling generated revenues of $2.5 million and an incremental operating profit of $.3 million in the third quarter of 1996 as compared to $14.3 million and $.2 million, respectively, in the third quarter of 1995.

The Company's manufacturing operations achieved slightly less volume between quarters as meaningful progress on the construction of Rowan Gorilla V was attained. Manufacturing operations exclude approximately $9.7 million of products and services provided to the Company's drilling division during the third quarter of 1996, as compared to $.6 million in the third quarter of 1995.

The Company's aviation operations experienced the normal seasonal improvement in flying activity in Alaska during both periods, but third quarter 1996 operating results were further enhanced as demand for the Company's flying services increased in all markets, especially in the commuter airline and forest fire control areas.

         Perceptible trends in the offshore drilling markets in which the Company is currently operating and the number of Company-operated rigs in each of those markets are as follows:


     AREA                          RIGS                        PERCEPTIBLE INDUSTRY TRENDS
     ----                          ----                        ---------------------------
Gulf of Mexico                     16         Continuing high levels of exploration and development
                                              activity

North Sea                           4         Continuing high levels of drilling activity for jack-up
                                              rigs

Eastern Canada                      1         Stable demand


         The preceding table does not reflect the impending relocation of Rowan Gorilla IV to the North Sea from the Gulf of Mexico.

         Perceptible trends in the aviation markets in which the Company is currently operating and the number of Company aircraft based in each of those markets are as follows:


                              COMPANY-OWNED
     AREA                     AIRCRAFT (1)                    PERCEPTIBLE INDUSTRY TRENDS
     ----                     --------------                  ---------------------------
Alaska                            62                 Normal seasonal decline

Gulf of Mexico                    43                 Moderately improving market conditions

China                              2                 Generally stable flight support activity

North Sea (Dutch)                  9                 Generally stable flight support activity

North Sea (U. K.)                  5                 Generally stable flight support activity

-------------------------------------------
(1)  Includes 13 units which are 49% owned.


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

         The Company's manufacturing operations are considerably less volatile than its drilling and aviation operations and, given a current order backlog of about $40 million and barring unforeseen circumstances, should continue to contribute positive operating results throughout the remainder of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         A comparison of key balance sheet figures and ratios as of September 30, 1996 and December 31, 1995 is as follows (dollars in thousands):

                                                                   September 30,     December 31,
                                                                       1996              1995
                                                                   -------------     ------------
Cash and cash equivalents                                             $75,233           $90,338
Current assets                                                       $304,345          $273,459
Current liabilities                                                   $96,953           $72,871
Current ratio                                                            3.14              3.75
Note payable and current maturities of long-term debt                  $4,276            $7,039
Long-term debt                                                       $238,402          $247,744
Stockholders' equity                                                 $471,235          $429,155
Long-term debt/total capitalization                                       .34               .37


         Reflected in the comparison above are the effects in the first nine months of 1996 of net cash provided by operations of $54.3 million and capital expenditures of $71.5 million. The operating cash surplus was constrained by investments in receivables and inventories consistent with expanding operations.

         During the first nine months of 1996, the Company completed the design and began the construction of Rowan Gorilla V, an enhanced version of the Company's Gorilla Class jack-ups, which will be the world's largest bottom supported mobile offshore drilling unit. The rig is being constructed at the Company's Vicksburg, Mississippi shipyard and should be completed by mid-1998 at an estimated cost of $175 million. The Company will finance 87.5% of the construction cost though a 12-year bank loan guaranteed by the Maritime Administration of the U. S. Department of Transportation under its Title XI Program. The reactivation of the Company's marine construction capability, principally through rebuilding of the Vicksburg shipyard, is expected to cost approximately $20 million.

         Capital expenditures during the first nine months of 1996 included $34.3 million related to construction of Gorilla V and $12.0 million toward reactivation of the Vicksburg shipyard. The Company estimates remaining 1996 capital expenditures will be between $20 million and $25 million, primarily for Gorilla V and the Vicksburg facility. The Company may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing offshore rigs.

         Based upon current operating levels and the previously discussed market trends, management believes that remaining 1996 operations, together with existing working capital, will generate sufficient cash flow to sustain planned capital expenditures and debt service requirements for the remainder of 1996.

         On October 28, 1996, the Company announced plans for the construction of Rowan Gorilla VI and Rowan Gorilla VII. Each will be combination drilling and production units like Gorilla V, capable of operating in hostile environments like the North Sea in water depths of up to 400 feet. The rigs will be constructed at the Company's Vicksburg facility at a combined cost of $380 million, with delivery expected during the first quarter of 1999 and the second quarter of 2000. The Company believes that if operating conditions continue to improve as expected, internally generated working capital may be sufficient to finance both rigs, with outside financing obtained if necessary. There can be no assurance, however, that working capital will be adequate or that outside financing will be available.

         The Company's 11 7/8% Senior Notes contain terms which limit the Company's ability to pay a cash dividend on its common stock.

                        PART II.       OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

                 (a) The following is a list of Exhibits filed with this Form 10-Q:

                 3 - Amendment Dated August 30, 1996 to the Bylaws of the Company, as Amended

                 27 -     Financial Data Schedule

                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed by the Registrant during the third quarter of fiscal year 1996.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ROWAN COMPANIES, INC.
                                        (Registrant)


Date:  November 14, 1996                /s/ E. E. THIELE
                                        --------------------------------------
                                        E. E. Thiele
                                        Senior Vice President- Finance,
                                        Administration and Treasurer
                                        (Chief Financial Officer)

Date:  November 14, 1996                /s/ W. H. WELLS
                                        --------------------------------------
                                        W. H. Wells
                                        Controller
                                        (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.                             Description
--------                          -----------

    3    Amendment Dated August 30, 1996 to the Bylaws of the Company, as
         Amended

   27    Financial Data Schedule