Form 10-K
period 1996-12-31
ROWAN COMPANIES INC
filed 1997-03-31
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

      [X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                             OR
      [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM ____ TO ____

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
     Title of each class                           on which registered
-------------------------------                   ----------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         The aggregate market value as of February 27, 1997 of the Common Stock held by non-affiliates of the registrant was approximately $1,642 million.

         The number of shares of Common Stock, $.125 par value, outstanding at February 27, 1997 was 85,609,984.

                        DOCUMENTS INCORPORATED BY REFERENCE

             Document                                 Part of Form 10-K
             --------                                 -----------------
Annual Report to Stockholders for
fiscal year ended December 31, 1996                   Parts I, II and IV

Proxy Statement for the 1997 Annual
Meeting of Stockholders                               Part III

                               TABLE OF CONTENTS

PART I                                                                      Page

     Item 1.   Business ....................................................   1
        Drilling Operations.................................................   1
           Offshore Operations .............................................   2
           Onshore Operations ..............................................   3
           Contracts .......................................................   4
           Competition .....................................................   5
           Regulations and Hazards .........................................   6
        Manufacturing Operations............................................   7
           Raw Materials....................................................   8
           Competition......................................................   8
           Regulations and Hazards..........................................   9
        Aviation Operations ................................................  10
           Contracts .......................................................  11
           Competition .....................................................  11
           Regulations and Hazards .........................................  12

        Employees ..........................................................  12

     Item 2.   Properties ..................................................  13
        Drilling Rigs ......................................................  13
        Manufacturing Facilities............................................  18
        Aircraft ...........................................................  18

     Item 3.   Legal Proceedings ...........................................  19

     Item 4.   Submission of Matters to a Vote of Security Holders .........  19

     Additional Item.  Executive Officers of the Registrant ................  19

PART II

     Item 5.   Market for Registrant's Common Stock and Related
                 Stockholder Matters .......................................  21

     Item 6.   Selected Financial Data .....................................  21

     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .......................  21

     Item 8.   Financial Statements and Supplementary Data .................  21

     Item 9.   Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure .......................  21

PART III

     Item 10.  Directors and Executive Officers of the Registrant ..........  22

     Item 11.  Executive Compensation ......................................  22

     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management ............................................  22

     Item 13.  Certain Relationships and Related Transactions ..............  22

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K ......................................   23

                                     PART I

ITEM 1.   BUSINESS

         Rowan Companies, Inc.(the "Company"), organized in 1947 as a Delaware corporation and a successor to a contract drilling business conducted since 1923 under the name Rowan Drilling Company, Inc., is engaged principally in the contract drilling of oil and gas wells in domestic and foreign areas. As noted below, it also provides aircraft services and operates a mini-steel mill, a heavy equipment manufacturing plant and a marine rig construction yard.

         Offshore operations of the Company consist primarily of contract drilling services utilizing mobile rigs, principally a fleet of 20 self-elevating drilling platforms ("jack-up rigs"), including three heavy duty cantilever jack-up rigs ("Gorilla Class rigs"). See "DRILLING OPERATIONS" below for information with respect to the ongoing construction of one rig and planned construction of two others, each being an enhanced version of the Company's Gorilla Class jack-ups. In 1992, the Company began providing offshore platform installation and removal services as well as Total Project Management, an approach to drilling operations which emphasizes drilling and completing wells on a turnkey basis. In light of the increasing demand for the Company's daywork drilling services, and the relatively unfavorable results of its turnkey drilling operations during the recent past, the Company has elected to focus on daywork drilling and project management contracts and not pursue additional turnkey work at this time.

         In February 1994, the Company purchased through its wholly-owned subsidiary, LeTourneau, Inc., the net assets of Marathon LeTourneau Company. LeTourneau, Inc. operates a mini-steel mill that recycles scrap and produces alloy steel and steel plate; a manufacturing facility that produces heavy equipment for the mining, timber and transportation industries including, among other things, front-end loaders up to 50 ton capacity and trucks up to 200 ton capacity; and a marine group that has built over one-third of all mobile offshore jack-up drilling rigs, including all 20 operated by the Company. As discussed more fully below in "DRILLING OPERATIONS", the marine group is currently constructing for the Company at its Vicksburg, Mississippi shipyard the first of three enhanced Gorilla Class jack-up rigs.

         The Company's wholly-owned subsidiary, Era Aviation, Inc., provides contract and charter helicopter and fixed-wing aircraft services, with its fleet consisting on March 28, 1997 of 88 helicopters and 21 fixed-wing aircraft. The Company's aircraft services include flightseeing, medivac services, forest fire control and support for oil and gas related operations out of its primary bases in Alaska, Louisiana and Nevada. In addition, the Company provides commuter airline services in Alaska using its fixed-wing aircraft. The Company also owns a 49% interest in a Dutch-based joint venture company, KLM ERA Helicopters B.V. ("KLM ERA"), which owns a fleet consisting of 15 helicopters in the Dutch and British sectors of the North Sea.

         Information regarding revenues, operating profit, identifiable assets and export sales of the Company's industry segments and foreign and domestic operations for each of the three years in the period ended December 31, 1996 is incorporated by reference herein and provided in Footnote 10 of the Notes to Consolidated Financial Statements on pages 25 and 26 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996 ("Annual Report"), incorporated portions of which are filed as Exhibit 13 hereto.

         In 1996, no customer accounted for 10% or more of consolidated revenues. In 1994 and 1995, the Company had revenues (primarily from drilling operations) representing 10% or more of consolidated revenues from one customer, specifically AMOCO Corp., which provided 10% and 11%, respectively.

DRILLING OPERATIONS

         In 1996, drilling operations generated an operating profit (income from operations before deducting general and administrative expenses) of $79,247,000.

Offshore Operations

         At December 31, 1996, the Company's drilling fleet consisted of 20 deep-water jack-up rigs (eight conventional and twelve cantilever, including three Gorilla Class rigs in the latter category) and one semi-submersible rig. The Company owns all of the rigs comprising its fleet except for two cantilever jack-up rigs leased under sale/leaseback arrangements expiring in 1999 and 2000. In 1995, the Company sold its three submersible barge rigs.

         In April 1995, the Company announced plans for the design and construction of Rowan Gorilla V, an enhanced version of the Company's Gorilla Class jack-ups, which will be the world's largest bottom supported mobile offshore drilling unit. The rig will be able to operate year-round in 400 feet of water south of the 61st parallel, within the worst case combination of 100-year storm criteria for waves, wave periods, winds and currents. Construction of the rig, which began in early 1996, is being carried out at LeTourneau's Vicksburg, Mississippi shipyard and is expected to be completed during the third quarter of 1998 at an estimated cost of $175 million. The Company is financing up to 87.5% of the construction cost through a 12-year bank loan guaranteed by the Maritime Administration of the U.S. Department of Transportation under its Title XI Program.

         On October 28, 1996, the Company announced plans for the construction of Rowan Gorilla VI and Rowan Gorilla VII. Each rig will be a combination drilling and production unit like Gorilla V, capable of operating in hostile environments like the North Sea in water depths of up to 400 feet. These rigs will also be constructed at the Company's Vicksburg facility at a combined cost of approximately $380 million. Delivery is expected during the first quarter of 1999 and the second quarter of 2000.

         This major construction project to build three enhanced Gorilla Class rigs represents the Company's first new construction since a major drilling rig expansion program was conducted in the early to mid-1980s. In the intervening years, the Company's capital expenditures have been primarily for improvements to existing drilling rigs and the purchase of aircraft. Adding to these capital expenditures were the purchases of the 49% interest in KLM ERA and the net assets of Marathon LeTourneau in 1991 and 1994, respectively. For a discussion of the Company's availability of funds in 1997 for future operations and for estimated capital expenditures, including those related to the reactivation of the Company's marine construction capability, the construction and associated financing of Gorilla V, Gorilla VI and Gorilla VII and Company plans with respect to its $200 million 11-7/8% Senior Notes, see "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 and 15 of the Annual Report, which information is incorporated herein by reference. Also, see ITEM 2. PROPERTIES on page 13 of this Form 10-K for additional information with respect to the operating status of the Company's rigs.

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

         Of the Company's other jack-up rigs, six Class 116-C rigs and one Class 116 rig have been modified to provide (but to a lesser extent than Gorilla Class rigs) the capability of operating in hostile environments. The Company's nine Class 116-C jack-up rigs, two Class 116 jack-up rigs, two Class 84 jack-up rigs, one semi-submersible rig and three of its four Class 52 jack-up rigs have been equipped with top-drive drilling systems.

        In 1989, the Company acquired a patent (U. S. Patent No. 4,103,503) applicable to the transfer of a drilling rig substructure from a jack-up type drilling unit to a fixed platform. In conjunction with technology contained in the patent, the Company has developed additional substructure transfer or "skid base" technology which has allowed the Company's conventional jack-up rigs to work over wells on a production platform that heretofore required a cantilever jack-up or platform rig. At March 28,

1997, two Class 116 jack-up rigs, two Class 84 jack-up rigs and one of its Class 52 jack-up rigs have been equipped with skid base units.

         The Company's four Class 116-C rigs and one Gorilla Class rig presently located in the North Sea continue to undergo modifications in order to meet new offshore safety standards being implemented in the United Kingdom. Some of the safety standards under government consideration, many of which the Company has already modified its North Sea rigs to meet, are as follows: a minimum of two independent sources of sea water for firefighting; a temporary safe refuge for personnel near the escape capsules which will provide a high degree of protection from fire, smoke and gas inhalation and will contain additional safety, communication and survival gear; additional enclosed motorized escape capsules; and expanded smoke and gas protection in the crew quarters.

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

         The Company's semi-submersible rig is utilized principally for offshore exploratory drilling from a floating position in waters to depths of 1,200 feet. A semi-submersible drilling rig consists of a drilling platform raised above multiple hulls by columns. The hulls are flooded so as to be submerged beneath the surface, in which position the rig is anchored during drilling operations. The same type of equipment which is contained on a jack-up rig is mounted on the drilling platform. After completion of the well, the submerged hull is deballasted to reduce vessel draft and facilitate towing to another drilling location.

Onshore Operations

         The Company has drilling equipment, personnel and camps available on a contract basis for exploration and development of onshore areas. It currently owns 14 land rigs located as follows: deep-well rigs - three in Oklahoma, one in Southeast Texas, three in Louisiana, and two in Argentina, which are scheduled to be moved to the United States in the second quarter of 1997; and winterized rigs - five in Alaska. Three trailer-mounted land rigs, along with the Company's Argentina subsidiary, were sold in late 1996.

         Over the 1992-1996 period, the drilling areas providing the greatest amount of activity for the Company's land rigs have been Venezuela and Argentina. At the start of that five year period going through mid-1994, five of the Company's rigs carried out a three-year drilling contract in Venezuela and were then returned to the United States where three of the five had sporadic work in the second half of 1994. Three of these rigs were moved to Argentina in March 1995 to perform a two-year drilling contract. Two deep-well land rigs were also moved to Argentina in 1995. Except for four deep-well land rigs that have worked fairly consistently in Texas, Mississippi and Louisiana since mid-1994, and one winterized land rig in Alaska that worked in the first quarter of 1992, another that worked in the first quarter of 1993 and another that worked for most of the first four months of 1994, the deep-well land rigs based in Texas, Oklahoma, Louisiana and Alaska have been idle since mid-1988 due to inadequate rates. Accordingly, seven of the Company's land rigs remained "mothballed" at March 28, 1997.

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

         Drilling contracts presently being sought by the Company are those which provide for drilling compensation on a day rate basis, such contracts being obtained either through competitive bidding or individual negotiations. Rates obtained depend upon the type of equipment used, its availability and its location, as well as the type of operations involved. Both offshore and onshore contracts for use of the Company's drilling equipment are "well-to-well", "multiple well" or for a fixed term generally ranging from four to twelve months. Well-to-well contracts are cancelable at the option of either party upon completion of drilling at any one site, and fixed-term contracts customarily provide for termination by either party if drilling operations are suspended for extended periods by events of force majeure. While most current fixed-term contracts are for relatively short periods, some fixed-term and well-to-well contracts continue for a longer period than the original term or for a specific series of wells. Contracts, particularly those for offshore operations, generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to the Company and the customer and, in many cases, provide for additional payments for mobilization and demobilization. Contracts for work in foreign countries generally provide for payment in United States dollars except for minimal amounts required to meet local expenses. Most of the Company's drilling contracts in the North Sea are well-to-well contracts or short-term contracts of similar duration lasting 60-120 days, while most of the Company's contracts in the Gulf of Mexico are well-to-well contracts lasting 30-60 days.

         Beginning in 1992 and going through late 1996, the Company also sought drilling contracts for work done on a turnkey basis. In the case of such contracts, the Company's compensation was contingent on the Company successfully drilling a well to a specified depth for a fixed price. In the event certain operational problems would occur causing the Company to not be unable to reach the specified turnkey depth, the Company was not entitled to any portion of the turnkey price thereby causing it to absorb substantial out-of-pocket expenses. For this reason, wells drilled on a turnkey basis generally involved greater economic risk to the Company than wells drilled on a day rate basis. As previously noted, the Company is not presently pursuing additional turnkey work due to the relatively unfavorable results during the recent past.
The Company expects to conclude its current turnkey operations in early 1997.

         Contracts for platform installation and removal services typically contain the same types of provisions and features described herein for drilling contracts.

         The Company believes that the contract status of its onshore and offshore rigs is more informative than backlog calculations, and that backlog information is neither calculable nor meaningful given the cancellation options contained in, and the short duration of, fixed-term contracts and the indeterminable duration of well-to-well and multiple well contracts. See ITEM 2. PROPERTIES beginning on page 13 of this Form 10-K for the contract status of rigs as of March 28, 1997.

Competition

         The Company encounters continual competition in securing domestic and foreign drilling contracts from approximately 34 offshore drilling contractors operating or having available to operate about 557 mobile rigs, approximately
14 major domestic drilling contractors operating or having available to operate about 50 land rigs in the deep-well market in the Permian and Anadarko Basins, and five domestic drilling contractors operating or having available to operate about 16 winterized land rigs on the Alaskan North Slope. Some of the Company's competitors with greater financial and other resources may be in a better position than the Company to make the continuous capital investments required to make technological improvements to existing equipment or to replace equipment that becomes obsolete. Furthermore, a few of the Company's competitors have been substantially relieved of debt burdens by bankruptcy proceedings.

         Technological advances in equipment, particularly offshore equipment, may cause older equipment having lower capital costs to be less suitable for some proposed drilling operations. As a result, the Company has employed the following strategy: during the 1980-1986 period - carried out a drilling rig expansion program, including the development of the heavier jack-up rig class known as the Gorilla rig; during the period 1987 through the present - engaged in a drilling rig modification program designed to provide the Company's fleet with jack-ups reflecting recent technological advancements and which meet known government-imposed safety and pollution control requirements; and during the period 1995 to present - began to carry out a drilling rig expansion program involving the development of an enhanced version of the Gorilla Class rig. The completion schedule for the three rigs comprising the current expansion program is as follows: Rowan Gorilla V - third quarter 1998; Rowan Gorilla VI - first quarter 1999 and Rowan Gorilla VII - second quarter 2000.

         The offshore markets in which the Company competes are chosen on the basis of those which offer the greatest market potential and are generally located in the more politically stable areas of the world. Relocation of drilling rigs from one geographic location to another is dependent upon changing market dynamics with moves occurring only when the likelihood of higher returns make such action economical. At March 28, 1997, 14 jack-ups were located in the Gulf of Mexico, five jack-ups were located in the North Sea, one jack-up was located offshore eastern Canada, and one semi-submersible rig was located in the Gulf of Mexico.

         A number of factors affect a drilling contractor's ability both onshore and offshore to obtain contracts at a profitable rate within an area. Such factors include the location and availability of equipment, its suitability for the project, the comparative cost of the equipment, the competence of personnel and the reputation of the contractor. The ability to obtain a profitable rate of return is also dependent upon receiving adequate rates to compensate for the added cost of moving equipment to drilling locations. See "Contracts" on page 4 of this Form 10-K concerning the pricing policies pursued by the Company under various market conditions.

         The Company markets its drilling services by directly contacting present and potential customers, including large international energy companies, many smaller energy companies and foreign government-owned or controlled energy companies. Beginning in 1992, downsizings by major energy companies, coupled with the significant reductions of exploration by such companies in offshore U.S. waters, resulted in the Company adapting its marketing efforts to increase emphasis on independent operators. Because the exploration activities of the Company's present and potential customers are impacted by state, federal and foreign regulations associated with the production and transportation of oil and gas, the demand for the Company's drilling services is impacted accordingly.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 15 of the Annual Report, the information under which caption is incorporated herein by reference, for a discussion of current industry conditions and their impact on operations.

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

         The Company believes that it is adequately insured for physical damage to its rigs, and for marine liabilities, worker's compensation, Maritime Employees Liability, automobile liability and for various other types of exposures customarily encountered in providing the Company's services. Certain of the Company's liability insurance policies specifically exclude coverage for fines, penalties and punitive or exemplary damages. Under current conditions, the Company anticipates that its present insurance coverage will be maintained, but no assurance can be given that insurance coverage will continue to be available at rates considered reasonable, that self-insured amounts or deductibles will not increase or that certain types of coverage will be available at any cost.

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

         The mining equipment product line of LeTourneau includes loaders and off-road trucks. The primary production line is front-end loaders with bucket capacities of 17, 22, 28 and 33 cubic yards. A secondary product line is off-road trucks with capacities of 190 and 200 tons. LeTourneau's loaders and trucks are generally used in coal, gold, copper, iron ore and other mines and utilize the LeTourneau diesel electric-drive systems with solid state controls. The primary benefit of the diesel electric-drive system is to allow large, mobile equipment to stop, start and reverse without gear shifting and high maintenance braking. LeTourneau loaders can load LeTourneau rear-dump trucks and competitive trucks in the 85 ton to 310 ton size range. LeTourneau's mining equipment and parts are distributed through a world-wide network of independent distributors and a Company-owned distribution network serving the western United States.

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

         LeTourneau has a shipyard in Vicksburg, Mississippi for the construction of mobile self-elevating offshore drilling platforms. LeTourneau also has the capability of providing engineering support and spare parts to the drilling industry. With the announcement of the construction of Rowan Gorilla V in April 1995, the Company began, and has now largely completed, the rebuilding of this facility. The yard currently employs about 625, most of whom have been newly hired. Ongoing rig component manufacturing and marine repair service businesses, as well as a marine design engineering business, have been and continue to be located at the Company's Longview, Texas facility.

         In 1996, manufacturing operations generated an operating profit (income from operations before deducting general and administrative expenses) of $9,468,000 and had an external backlog for all of its product lines at March 1, 1997 of approximately $36 million.

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

Competition

         LeTourneau's loaders and large trucks compete worldwide with several competitors. LeTourneau's loader product line has only two direct competitors; however, the larger loader models compete with other types of loading equipment, primarily electric and hydraulic mining shovels. The LeTourneau truck competes with five truck manufacturers all of whom offer a broader range of truck sizes than LeTourneau, including trucks in the 240-ton class. Three competitors have recently introduced models in the 260-ton to 310-ton class.

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

         In order to be competitive in the mining and forestry heavy equipment markets, LeTourneau offers warranties at the time of purchase as well as parts guarantees. Warranties, which are based upon stipulated periods of ownership or hours of usage, whichever occurs first, generally cover the drive train and, in the case of LeTourneau trucks, covers the frame. Parts consumption guaranties and maintenance and repair contracts are also made on the same basis. LeTourneau pursues a parts return policy, which provides that returned parts must be in new, usable condition, be in current production and be readily resalable.

         At present, LeTourneau has a limited number of competitors in the marine rig construction and support industry due to low demand over a prolonged period. However, as demand for marine rigs increases, new competitors can be expected to enter the market.

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

         As a part of the acquisition of the net assets of Marathon LeTourneau Company, the sellers agreed to remediate certain environmental conditions at the Longview, Texas and Vicksburg, Mississippi sites. In September 1996, the Company assumed certain environmental liabilities related to these facilities in exchange for a negotiated amount of cash and a reduction in a promissory note. The remediation efforts include, among other things, post-closure care for a landfill at the Longview facility closed by Marathon LeTourneau Company prior to LeTourneau's acquisition.

         LeTourneau jack-up designs are subject to regulatory approvals by various agencies depending upon the customer's selection of geographic areas where the rig will qualify for drilling. The rules vary by location and are subject to frequent change. These rules primarily relate to safety and environmental issues in addition to those which classify the jack-up as a vessel.

         LeTourneau may be liable for damages resulting from pollution of air, land and inland waters associated with its manufacturing operations. LeTourneau believes that compliance with environmental protection laws and regulations will have no material effect on its capital expenditures, earnings or competitive position during 1997. Although further legislation or regulation pertaining to the protection of the environment may reasonably be anticipated, the effects thereof on LeTourneau's manufacturing operations cannot be accurately predicted.

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


AVIATION OPERATIONS

         The Company, through its wholly-owned subsidiary, Era Aviation, Inc. ("Era"), provides charter and contract helicopter and fixed-wing aircraft services principally in Alaska, the coastal areas of Louisiana and Texas, and the western United States. In Alaska, a diversified range of services has been developed to include tourism, commercial fishing support and medical evacuation as well as support for forest fire control, mining operations and seismic testing. Additionally, the fixed-wing division of the Company conducts scheduled airline service between six cities from a hub in Anchorage and to 17 villages from a hub in Bethel, Alaska. Services provided offshore Louisiana and Texas are primarily to oil and gas related industries. In the western United States, the majority of helicopter services are provided to governmental agencies in support of forest fire control, construction, seismic testing and onshore and offshore oil field support.

         Since 1991, the Company has owned a 49% interest in KLM Helikopters B.V., a wholly-owned subsidiary of KLM Royal Dutch Airlines, as a means of gaining access to the North Sea aviation market. The joint venture company, KLM ERA Helicopters B.V., currently owns 15 helicopters. Operating locations and the numbers of helicopters deployed at March 28, 1997 were as follows: ten in the Dutch Sector of the North Sea and five in the British Sector of the North Sea. KLM ERA serves principally the offshore oil and gas drilling, production and service companies operating in the Dutch and British Sectors of the North Sea.

         Based on the number of helicopters operating, the Company is the largest helicopter operator in Alaska. It provides charter services from bases at Anchorage, Deadhorse (on the North Slope), Juneau, Kenai and Valdez. The Company's charter and contract services are provided throughout Alaska with particular emphasis in the oil, mining and high density tourist regions within the state.

         Helicopters are usually operated on a seasonal basis in Alaska because of the prevalent climatic conditions. The peak utilization period in Alaska is May through September, with the winter months comprising the least active period. The seasonal nature of the Alaska business has been ameliorated in prior years by moving helicopters on a limited basis to the Gulf of Mexico area and, more recently, by moving helicopters to the west and northwest regions of the United States and various overseas locations, the most recent being the Peoples Republic of China. From 1992 to 1995, the Company had operations in Croatia and Macedonia flying for the United Nations.

         Since 1983, the Company has operated a scheduled commuter airline service in Alaska encompassing the transportation of passengers, mail and cargo. The Company currently serves Valdez, Kenai, Homer, Kodiak, Iliamna and Cordova from its base hub in Anchorage. In May 1997, scheduled services will begin to Whitehorse in the Yukon from Anchorage. In addition, it services 17 remote villages from its hub in Bethel, Alaska. The Company operates under a code sharing agreement with Alaska Airlines which is the largest carrier of passengers from the contiguous United States to Alaska. The Company's commuter airline is the largest airline operation of that type within the state of Alaska and is the third largest carrier of passengers into and out of the Anchorage International Airport, including the large jet carriers.


         Since 1979, the Company has been providing charter and contract helicopter services in the Gulf of Mexico area primarily to the offshore oil and gas industry. Operations are conducted from the division office in Lake Charles, Louisiana and from bases in the Louisiana cities of Morgan City, Cameron, New Iberia, Intracoastal City, Venice, Fourchon, Houma, Schriever and Johnson Bayou and the Texas cities of Houston, Corpus Christi, Bay City and Sabine Pass. Based upon the number of helicopters operating, the Company is the third largest helicopter operator in the Gulf of Mexico.

         In 1987, upon receiving FAA certification, the Company began manufacturing and marketing, from its Gulf Coast Division facility at Lake Charles, Louisiana, a composite external auxiliary fuel tank for use on Bell 205, 212 and 412 helicopters and the military "Huey" helicopter. The tank system provides enhanced range with nominal drag while increasing the passenger seats available. Sales to date have been to both civilian and military customers, including emergency float systems for US Army UH-1 Helicopters. Other aircraft accessories are also manufactured at the facility.

         In 1996, aviation operations generated an operating profit (profit from operations before deducting general and administrative expenses) of $6,547,000.

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

         Company-owned aircraft available for contract use and day charters on March 28, 1997 consisted of 88 helicopters (of which 45 were based in Alaska and 43 in the Gulf of Mexico area) and 21 fixed-wing aircraft that were based in Alaska. The contract status as of March 28, 1997 consisted of: 31 master helicopter service agreements and 39 term contracts (34 helicopters and five fixed-wing aircraft). The remaining aircraft were being operated under day charters or were available for operation under day charter or contract arrangements.

         KLM ERA-owned aircraft available for contract use and day charters on March 28, 1997 consisted of ten helicopters based in The Netherlands and five in the United Kingdom. The contract status of such aircraft as of March 28, 1997 consisted of six master service agreements and six term contracts.

Competition

         Although the Company maintains the largest helicopter operation in Alaska in terms of numbers of aircraft and revenues, it encounters intense competition from several other companies which furnish similar services. Approximately six other operators compete directly with the Company in Alaska on a contract or charter basis.

The Company competes over its scheduled airline routes with up to four other carriers. In the Gulf of Mexico area, the Company competes directly with five other operators and ranks third in the number of helicopters operating with approximately 8% of the market. A number of other helicopter operators compete with the Company in the west and northwest regions of the United States and in overseas locations.


         At present, the number of competitors that KLM ERA has in the areas of the North Sea in which it operates are as follows: Dutch Sector - one; southern British Sector - three. KLM ERA's share of the helicopter markets in those two areas are estimated to be 55% and 30%, respectively.

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

EMPLOYEES

         The total numbers of employees of the Company at March 15, 1997 and at December 31, 1996, 1995 and 1994 were as follows: 4,624, 4,587, 3,930 and 3,484, respectively. Some of the employees included in these numbers are not United States citizens. None of the Company's employees are covered by collective bargaining agreements with labor unions. The Company considers relations with its employees to be satisfactory.

ITEM 2.   PROPERTIES

     The Company leases as its corporate headquarters 59,600 square feet of space in an office tower located at 2800 Post Oak Boulevard in Houston, Texas.

DRILLING RIGS

     The following is a summary of the principal drilling equipment owned or operated by the Company and in service at March 28, 1997. See "Liquidity and Capital Resources" as appearing in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 and 15 in the Annual Report, which pages are incorporated herein by reference.


                 OFFSHORE

                                  (b)
                                 Depth:          Year                          Contracting Party/
                                 Water/           in                           (l) Type of Contract
Name/Class (a)                  Drilling        Service        Location        (m) Estimated Release Date
------------------------        --------        -------        --------         --------------------------
Cantilever Jack-up Rigs:

  Rowan Gorilla II             450'/30,000'      1984       Gulf of Mexico       BHP Petroleum (Americas), Inc.
  200-C (d) (e) (h)                                                              (l) Single Well (m) June 1997

  Rowan Gorilla III            328'/30,000'      1984       Eastern Canada       PanCanadian Nova Scotia Limited
  200-C (d) (e)                                                                  (l) Term (m) December 1997

  Rowan Gorilla IV             328'/30,000'      1986       North Sea            Phillips Petroleum U.K. Limited
  200-C (d) (e)                                                                  (l) Multiple Well (m) January 1998

  Rowan-California             225'/30,000'      1983       North Sea            Wintershall Noordzee B.V.
  116-C (c) (e)                                                                  (l) Multiple Well (m) October 1997

  Rowan-Halifax                225'/30,000'      1982       North Sea            Mobil North Sea Limited
  116-C (c) (e) (i)                                                              (l) Term (m) November 1998

  Cecil Provine                225'/30,000'      1982       North Sea            Wintershall Noordzee B.V.
  116-C (c) (e) (j)                                                              (l) Multiple Well (m) May 1997;
                                                                                 Talisman
                                                                                 (1) Single Well (m) July 1997
                                                                                 Wintershall Noordzee B.V.
                                                                                 (1) Multiple Well (m) September 1997

  Arch Rowan                   225'/30,000'      1981       North Sea            Amoco Netherlands B.V.
  116-C (c) (e)                                                                  (1) Multiple Well (m) June 1997

  Gilbert Rowe                 350'/30,000'      1981       Gulf of Mexico       Walter Oil & Gas Corporation
  116-C (c) (e) (h)                                                              (l) Multiple Well (m) June 1997


ITEM 2.   PROPERTIES

                                  (b)
                                 Depth:          Year                          Contracting Party/
                                 Water/           in                           (l) Type of Contract
Name/Class (a)                  Drilling        Service        Location        (m) Estimated Release Date
------------------------        --------        -------        --------         --------------------------
Cantilever Jack-up Rigs:

  Charles Rowan                350'/30,000'      1981       Gulf of Mexico       Amoco Production Company
  116-C (c) (e) (h)                                                              (l) Multiple Well (m) August 1997

  Rowan-Paris                  350'/30,000'      1980       Gulf of Mexico       Union Pacific Resources Company
  116-C (e) (h)                                                                  (l) Multiple Well (m) June 1997

  Rowan-Middletown             350'/30,000'      1980       Gulf of Mexico       Amoco Production Company
  116-C (e) (h)                                                                  (l) Multiple Well (m) September 1997

  Rowan-Fort Worth             350'/30,000'      1978       Gulf of Mexico       Mobil Exploration & Production U.S., Inc.
  116-C (e) (h)                                                                  (1) Single Well (m) June 1997


ITEM 2.     PROPERTIES



                           OFFSHORE (Continued)

                                  (b)
                                 Depth:          Year                          Contracting Party/
                                 Water/           in                           (l) Type of Contract
Name/Class (a)                  Drilling        Service        Location        (m) Estimated Release Date
------------------------        --------        -------        --------         --------------------------
Conventional Jack-up Rigs:


  Rowan-Juneau                300'/30,000'      1977       Gulf of Mexico       Pennzoil Exploration & Production Co.
  116 (c) (e) (f)                                                               (l) Single Well (Turnkey) (m) April 1997
                                                                                Mariner Exploration, Inc.
                                                                                (1) Single Well (m) May 1997

  Rowan-Odessa                350'/30,000'      1977       Gulf of Mexico       Barrett Resources Corp.
  116 (e) (f) (h)                                                               (1) Multiple Well (m) May 1997

  Rowan-Louisiana             350'/30,000'      1975       Gulf of Mexico       Seneca Resources Corp.
  84 (e) (f) (h)                                                                (1) Single Well (m) April 1997

  Rowan-Alaska                350'/30,000'      1975       Gulf of Mexico       CXY Energy, Inc.
  84 (e) (f) (h)                                                                (l) Multiple Well (m) July 1997

  Rowan-Texas                 250'/20,000'      1973       Gulf of Mexico       Forcenergy Gas Exploration, Inc.
  52 (e)                                                                        (1) Multiple Well (m) April 1997;
                                                                                Zilka Energy Corp.
                                                                                (1) Term (m) October 1997

  Rowan-Anchorage             250'/20,000'      1972       Gulf of Mexico       Apache Corporation
  52 (e)                                                                        (l) Term (m) January 1998

  Rowan-New Orleans           250'/20,000'      1971       Gulf of Mexico       Barrett Resources Corp.
  52 (f) (g)                                                                    (l) Term (m) September 1997

  Rowan-Houston               250'/20,000'      1970       Gulf of Mexico       Hall-Houston Oil Company
  52 (e)                                                                        (l) Term (m) June 1997


ITEM 2.     PROPERTIES



                           OFFSHORE (Continued)

                                  (b)
                                 Depth:          Year                          Contracting Party/
                                 Water/           in                           (l) Type of Contract
Name/Class (a)                  Drilling        Service        Location        (m) Estimated Release Date
------------------------        --------        -------        --------         --------------------------
Semi-Submersible Rig:

  Rowan-Midland (e)         1,200'/25,000'      1976      Gulf of Mexico      Murphy Exploration & Production Co.
                                                                              (l) Single Well (m) May 1997



                  ONSHORE (k)                                                 Contracting Party/
                                Maximum                                       (l) Type of Contract
Description                  Drilling Depth            Location               (m) Estimated Release Date
-----------                  --------------            ---------              ---------------------------
Rig   9                         25,000'                Louisiana              Egan Hub Partners, LP
                                                                              (l) Single Well (m) May 1997

Rig  26                         25,000'                Louisiana              Chesapeake Operating, Inc.
                                                                              (1) Term (m) August 1997

Rig  31                         30,000'                Louisiana              Chesapeake Operating, Inc.
                                                                              (l) Single Well (m) May 1997

Rig  12                         20,000'                Southeast Texas        Reata Oil & Gas
                                                                              (1) Single Well (m) April 1997

Rig   7                         20,000'                Argentina/Texas(n)     Aegis Energy, Inc.
                                                                              (1) Single Well (m) June 1997

Rig  30                         20,000'                Argentina/Texas(n)     Not Committed

Three rigs                      30,000'                Oklahoma               Not Committed

Five rigs                   18,000'/20,000'            Alaska                 Not Committed

-----------------------------------------------

(a) Classes 200-C ("Gorilla"), 116-C, 116, 84 and 52 are nomenclature assigned by LeTourneau, Inc. to jack-ups of its design and construction.
(b) Indicates rated water depth in current location and rated drilling depth, respectively.

(Footnotes continued)

(c)   Unit modified to increase operating capability in hostile environments.
(d)   Gorilla Class unit designed for extreme hostile environment capability.
(e)   Unit equipped with a "top-drive" drilling system.
(f)   Unit equipped with a "skid base" unit.
(g)   Unit equipped with drilling/heavy-lift crane option.
(h)   Unit equipped with leg extensions.
(i)   Rig sold in December 1984 and leased back for 15 years.
(j)   Rig sold in December 1985 and leased back for 15 years.
(k) Onshore rigs were constructed at various dates between 1960 and 1982, utilizing, in some instances, new as well as used equipment. Most of the older rigs have been substantially rebuilt subsequent to their respective dates of construction.
(l) Refer to "Contracts" on page 4 of this Form 10-K for definition of types of contracts.
(m)   Indicates estimated completion date of work to be performed.
(n)   The rigs will be relocated from Argentina in the second quarter of 1997.

    The Company's drilling division leases and, in some cases, owns various operating and administrative facilities generally consisting of office, maintenance and storage space in the states of Alaska, Texas and Louisiana and, on a foreign basis, in the countries of Canada, England, Scotland and The Netherlands.

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

         The marine group's facility located in Vicksburg, Mississippi is located on 1,850 acres of land and has approximately 560,000 square feet of covered work space. In conjunction with the announcement of the construction of Rowan Gorilla V, this facility has now been reopened and has been essentially rebuilt.

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

AIRCRAFT

         At March 28, 1997, the U.S.-based Company-owned helicopter fleet consisted of 16 twin-engine turbine IFR rated Bell 212 helicopters (14 passenger), 16 twin-engine turbine IFR rated Bell 412 helicopters (14 passenger), 28 twin-engine turbine MBB BO-105CBS helicopters (five passenger), two Aerospatiale 332L Super Puma helicopters (19 passenger) and 26 various single-engine turbine helicopters (four to six passenger). The U.S.-based fixed-wing fleet of Company-owned aircraft consisted of five Convair 580s (50 passenger), ten DeHavilland Twin Otters (9-19 passenger), two DeHavilland Dash 8s (37 passenger), two Douglas DC-3s (28 passenger), one Lear Jet 35A (six passenger) and one Beechcraft King Air 200C (six passenger).

         Helicopters owned by KLM ERA on March 28, 1997 consisted of five twin-engine turbine IFR rated Sikorsky S-61N helicopters (26 passenger), eight twin-engine turbine IFR rated Sikorsky S-76B helicopters (13 passenger) and two MBB BO-105CBS helicopters equipped as air ambulances.

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

         The Company's principal facilities to accommodate its Gulf of Mexico operations are located on leased property at Lake Charles Regional Airport. The facilities, comprising 63,000 square feet, include helicopter hangars, a repair facility and an operations and administrative building. The Company also operates a helicopter facility (20,700 square feet of hangar, repair and office facilities) located on leased property at the Terrebonne Airport in Houma, Louisiana and a helicopter facility (5,700 square feet of hangar, repair and office facilities) located on leased property in New Iberia, Louisiana.

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

ITEM 3.   LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation arising out of the conduct of the Company's operations and other matters, not all the potential liabilities with respect to which are covered by the terms of the Company's insurance policies. While the Company is unable to predict the ultimate liabilities which may result from such litigation, the Company believes that no such litigation in which the Company was involved as of March 28, 1997 will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's common stockholders during the fourth quarter of the fiscal year ended December 31, 1996.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

      The names, positions, years of credited service and ages of the officers of the Company and certain officers of the Company's wholly-owned subsidiaries, Era Aviation, Inc. and LeTourneau Inc., as of March 28, 1997 are listed below. Officers of all three entities are normally appointed annually by each entity's Board of Directors at the bylaws-prescribed meetings held in the spring and serve at the discretion of the Board of Directors. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.


                                                                    Years of
                                                                    Credited
                Name                       Position                 Service      Age
         -------------------   ------------------------------------ ---------    ---
         Executive Officers of the Registrant:

         C. R. Palmer          Chairman of the Board, President        36         62
                                 and Chief Executive Officer
         R. G. Croyle          Executive Vice President                23         54
         Paul L. Kelly         Senior Vice President, Special Projects 14         57
         D. F. McNease         Senior Vice President, Drilling         23         45
         E. E. Thiele          Senior Vice President, Finance,         27         57
                                 Administration and Treasurer
         John L. Buvens        Vice President, Legal                   16         41
         C. W. Johnson(1)      Vice President, Aviation                19         53
         Mark A. Keller        Vice President, Marketing -              5         44
                                 North American Drilling
         Bill S. Person        Vice President, Industrial Relations    29         48
         William C. Provine    Vice President, Investor Relations      10         50


         Other Officers of the Registrant:

         William H. Wells      Controller                               3         34
         Mark H. Hay           Secretary and Assistant Treasurer       18         52
         P. G. Wheeler         Assistant Treasurer                     22         49
         Lynda A. Aycock       Assistant Treasurer and                 25         50
                                 Assistant Secretary

         Certain Officer of LeTourneau, Inc.:

         Dan C. Eckermann      President and Chief                      6         49
                                 Executive Officer

         Certain Officer of Era Aviation, Inc.:

         James Vande Voorde    Senior Vice President                   23         57


(1) Also serves as President and Chief Operating Officer of Era Aviation, Inc.

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

         Since April 1996, Mr. Kelly's principal occupation has been in the position set forth. For more than five years prior to that time Mr. Kelly served as Vice President, Special Projects.

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

         Since joining the Company in March 1994, Mr. Wells' occupation has been in the position set forth. For more than five years prior to that time, Mr. Wells served in various positions with the independent accounting firm of Deloitte & Touche LLP, including Audit Manager and, most recently, Senior Audit Manager. Deloitte & Touche LLP is not a parent, subsidiary or affiliate of the Company but does serve as the Company's independent auditors.

         Since April 1994, Ms. Aycock's principal occupation has been in the position set forth. From October 1993 to April 1994, Ms. Aycock served in the position of Assistant Treasurer. For more than five years prior to that time, Ms. Aycock served as an Accountant for the Company.

         Since September 1996, Mr. Eckermann's principal occupation has been in the position set forth. From February 1994 to September 1996, Mr. Eckermann served in the position of President of LeTourneau Marine Group and Vice President, Operations of LeTourneau, Inc, a subsidiary of the Company. From May 1990 to February 1994, he served as President of Marathon LeTourneau Marine Company, a subsidiary of Marathon LeTourneau Company. Marathon LeTourneau was a company whose net assets were purchased by LeTourneau, Inc. in February 1994. Marathon LeTourneau was not, and is not now, a parent, subsidiary or affiliate of the Company.

         Since October 1982, Mr. Vande Voorde's principal occupation has been in the position set forth. For more than five years prior to that time, Mr. Vande Voorde served as Vice President of Era Aviation, Inc., a subsidiary of the Company.

         In addition to serving in the position shown above, Mr. Wheeler has also served as Corporate Tax Director of the Company for more than five years.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information required hereunder regarding the Common Stock price range and cash dividend information for 1996 and 1995 and the number of holders of Common Stock is set forth on page 27 of the Company's Annual Report under the title "Common Stock Price Range, Cash Dividends and Stock Splits (Unaudited)", and is incorporated herein by reference, except for the final two paragraphs under such title. Also incorporated herein by reference to the Annual Report is the eighth paragraph appearing on page 15 within "Management's Discussion and Analysis of Financial Condition and Results of Operations", which provides information pertinent to the Company's ability to pay cash dividends subject to certain restrictions. The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required hereunder is set forth on pages 10 and 11 of the Company's Annual Report under the title "Ten-Year Financial Data" and is incorporated herein by reference except for the information for the years 1991, 1990, 1989, 1988 and 1987.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required hereunder is set forth on pages 12 through 15 under the title "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K on pages 23 through 27 of this Form 10-K for a listing of financial statements of the registrant and its subsidiaries, all of which financial statements are incorporated by reference under this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information provided under the columns entitled Name, Principal Occupation for the Past Five Years, Age and Year First Became Director in the table on page 6, in footnotes (1) and (3) on page 7 and in the paragraph under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" on page 4 of the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. There are no family relationships among the directors or nominees for directors and the executive officers of the Company, nor any arrangements or understandings between any director or nominee for director and any other person pursuant to which such director or nominee for director was selected. Except as otherwise indicated, each director or nominee for director of the Company has been employed or engaged for the past five years in the principal occupation set forth opposite his name in the information incorporated by reference. See ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT on pages 19 through 21 of this Form 10-K for information relating to executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

     The standard arrangement for compensating directors described under the title, "Director Compensation" at the bottom of page 12 of the Proxy Statement and the information appearing under the titles "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Option Plans", "Convertible Debenture Incentive Plan" and "Pension Plans" on pages 8 through 12 of the Proxy Statement are incorporated herein by reference. In accordance with the instructions to
Item 402 of Regulation S-K, the information contained in the Proxy Statement under the titles "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation" shall not be deemed to be filed as part of this Form 10-K.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain business relationships and transactions between the Company and certain of the directors of the Company under the heading "Compensation Committee Interlocks and Insider Participation; Certain Transactions" appearing on page 18 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)1.  Financial Statements

             The following financial statements and independent auditors' report, included in the Annual Report, are incorporated herein by reference:


                                                                  Page of 1996
                                                                  Annual Report
                                                                  -------------
             Consolidated Balance Sheet
              December 31, 1996 and 1995 .............................   16
             Consolidated Statement of Operations for the
              Years Ended December 31, 1996, 1995 and 1994 ...........   17
             Consolidated Statement of Changes in Stockholders'
              Equity for the Years Ended December 31, 1996, 1995 and
              1994                                                       18
             Consolidated Statement of Cash Flows for
              the Years Ended December 31, 1996, 1995 and 1994........   19
             Notes to Consolidated Financial Statements...............   20
             Independent Auditors' Report.............................   27
             Selected Quarterly Financial Data (Unaudited) for
              the Quarters Ended March 31, June 30, September 30
              and December 31, 1996 and 1995..........................   27

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

         3b Bylaws of the Company amended as of August 30, 1996, incorporated by reference to Exhibit 3 to the Company's Form 10-Q for the quarter ended September 30, 1996 (File No. 1-5491).

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

         4h    Specimen Common Stock certificate.

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

         10f Amendment No.2 dated May 23, 1991, to all then outstanding Stock Option Agreements related to the 1988 Nonqualified Stock Option Plan of the Company incorporated by reference to Exhibit 10f to the Company's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-5491).

         10g Amendment No. 4 dated July 24, 1996 to the 1996 convertible Debenture Incentive Plan.

         10h 1986 Convertible Debenture Incentive Plan of the Company amended as of July 24, 1996.

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

         10p Consulting Agreement as amended dated April 1, 1995 between the Company and C. W. Yeargain incorporated by reference to
               Exhibit 10q to the Company's Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-5491)

         10q Acquisition Agreement dated as of November 7, 1991, among KLM Royal Dutch Airlines, Blue Yonder I B.V., KLM Helikopters B.V. and Rowan Aviation (Netherlands) B.V. incorporated by reference to Exhibit 28.1 to the Company's Current Report on Form 8-K dated November 7, 1991 (File No. 1-5491).

         10r Asset Purchase Agreement dated as of November 12, 1993, among Rowan Companies, Inc., Rowan Equipment, Inc., General Cable Corporation, Marathon LeTourneau Company, Marathon LeTourneau Sales & Service Company and Marathon LeTourneau Australia Pty. Ltd. incorporated by reference to the Company's Current Report on Form 8-K dated February 11, 1994 (File No. 1-5491).

         10s Asset Purchase and Sale Agreement dated December 5, 1995 between Era Aviation, Inc. and Columbia Helicopters, Inc., Alaska Helicopters, Inc. and BIJOS Enterprises. Incorporated by reference to Exhibit 10u to the Company's Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-5491)

         10t Commitment to Guarantee Obligations and First Preferred Ship Mortgage both dated December 17, 1996 between the Company and the Maritime Administration of the U.S. Department of Transportation.

         10u Credit Agreement and Trust Indenture both dated December 17, 1996 between the Company and Citibank, N.A.

         11 Computation of Primary and Fully Diluted Earnings (Loss) Per Share for the years ended December 31, 1996, 1995 and 1994 appearing on page 29 in this Form 10-K.

        *13    Annual Report to Stockholders for fiscal year ended
               December 31, 1996.

         21    Subsidiaries of the Registrant as of March 28, 1997.

         23    Independent Auditors' Consent.

         24 Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 1996.

         27    Financial Data Schedule for the year ended December 31, 1996.

         The Company agrees to furnish to the Commission upon request a copy of all instruments defining the rights of holders of long-term debt of the Company and its subsidiaries.
 --------------------------
* Only portions specifically incorporated herein are deemed to be filed.


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

 . 1986 Convertible Debenture Incentive Plan of the Company as amended included as Exhibit 10h of this Form 10-K.

 . Pension  Restoration  Plan of the  Company  incorporated  by  reference  to
  Exhibit 10i to the Company's Form 10-K for the fiscal year ended December 31, 1992 (File 1-5491).

 . Pension Restoration Plan of LeTourneau, Inc. incorporated by reference to Exhibit 10j to the Company's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

      (b)         Reports on Form 8-K:

   . No reports on Form 8-K were filed by the Registrant during the fourth quarter of fiscal year 1996.

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

                                         Date:  March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


       Signature                       Title                              Date
       ---------                       -----                              ----
    C. R. PALMER               Chairman of the Board, President        March 28, 1997
   (C. R. Palmer)              and Chief Executive Officer

    E. E. THIELE               Principal Financial Officer             March 28, 1997
   (E. E. Thiele)

    WILLIAM H. WELLS           Principal Accounting Officer            March 28, 1997
   (William H. Wells)

   *RALPH E. BAILEY            Director                                March 28, 1997
   (Ralph E. Bailey)

   *HENRY O. BOSWELL           Director                                March 28, 1997
   (Henry O. Boswell)

   *H. E. LENTZ                Director                                March 28, 1997
   (H. E. Lentz)

   *HON. COLIN B. MOYNIHAN     Director                                March 28, 1997
   (Hon. Colin B. Moynihan)

   *WILFRED P. SCHMOE          Director                                March 28, 1997
   (Wilfred P. Schmoe)

   *CHARLES P. SIESS, JR.      Director                                March 28, 1997
   (Charles P. Siess, Jr.)

   *PETER SIMONIS              Director                                March 28, 1997
   (Peter Simonis)

   *C. W. YEARGAIN             Director                                March 28, 1997
   (C. W. Yeargain)

* BY  C. R. PALMER
     (C. R. Palmer, Attorney-in-fact)

                       SECURITIES AND EXCHANGE COMMISSION


                           Washington, D. C.   20549



                                   FORM 10-K



                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Fiscal year ended:                               Commission file number:
    December 31, 1996                                            1-5491
--------------------------                               -----------------------



                            ROWAN COMPANIES, INC.
          --------------------------------------------------------
           (Exact name of Registrant as specified in its charter)




                                    EXHIBITS

                                EXHIBIT INDEX

  Footnote            Exhibit
  Reference           Number                             Exhibit Description
-------------         -------           --------------------------------------------------------
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

        (1)             3b              Bylaws of the Company amended as of August 30, 1996,
                                        incorporated by reference to Exhibit 3 to the
                                        Company's Form 10-Q for the quarter ended September
                                        30, 1996 (File No. 1-5491).

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

        (2)             4h              Specimen Common Stock certificate.


        EXHIBIT INDEX

  Footnote            Exhibit
  Reference           Number                             Exhibit Description
-------------         -------           --------------------------------------------------------
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

        (2)            10g              Amendment No. 4 dated July 24, 1996 to the 1996
                                        Convertible Debenture Incentive Plan.

        (2)            10h              1986 Convertible Debenture Incentive Plan of the
                                        Company amended as of July 24, 1996.

        (1)            10i              Pension Restoration Plan of the Company incorporated
                                        by reference to Exhibit 10h to the Company's Form 10-K
                                        for the fiscal year ended December 31, 1992 (File No.
                                        1-5491).

        (1)            10j              Pension Restoration Plan of LeTourneau, Inc
                                        incorporated by reference to Exhibit 10j to the
                                        Company's Form 10-K for the fiscal year ended December
                                        31, 1994 (File No. 1-5491).

        EXHIBIT INDEX

  Footnote            Exhibit
  Reference           Number                             Exhibit Description
-------------         -------           --------------------------------------------------------
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

        (1)            10p              Consulting Agreement as amended dated April 1, 1995
                                        between the Company and C. W Yeargain incorporated by
                                        reference to Exhibit 10q to the Company's Form 10-K
                                        for the fiscal year ended December 31, 1996 (File No.
                                        1-5491).

        (1)            10q              Acquisition Agreement dated as of November 7, 1991,
                                        among KLM Royal Dutch Airlines, Blue Yonder I B.V.,
                                        KLM Helikopters B.V. and Rowan Aviation (Netherlands)
                                        B.V. incorporated by reference to Exhibit 28.1 to the
                                        Company's Current Report on Form 8-K dated November 7,
                                        1991 (File No. 1-5491).

                                EXHIBIT INDEX

  Footnote            Exhibit
  Reference           Number                             Exhibit Description
-------------         -------           --------------------------------------------------------
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

        (1)            10s              Asset Purchase and Sale Agreement dated December 5,
                                        1995 between Era Aviation, Inc. and Columbia
                                        Helicopters, Inc., Alaska Helicopters, Inc. and BIJOS
                                        Enterprises.

        (2)            10t              Commitment to Guarantee Obligations and First
                                        Preferred Ship Mortgage both dated December 17, 1996
                                        between the Company and the Maritime Administration of
                                        the U.S. Department of Transportation.

        (2)            10u              Credit Agreement and Trust Indenture both dated
                                        December 17, 1996 between the Company and Citibank,
                                        N.A.

        (3)            11               Computation of Primary and Fully Diluted Earnings
                                        (Loss) Per Share for the years ended December 31,
                                        1996, 1995 and 1994 appearing on page 29 in this Form
                                        10-K.

        (4)            13               Annual Report to Stockholders for fiscal year ended
                                        December 31, 1996.

        (2)            21               Subsidiaries of the Registrant as of March 28,
                                        1996

        (2)            23               Independent Auditors' Consent.

        (2)            24               Powers of Attorney pursuant to which names were
                                        affixed to this Form 10-K for the fiscal year ended
                                        December 31, 1996.

        (2)            27               Financial Data Schedule for the year ended December
                                        31, 1996.

__________________________________________

(1) Incorporated herein by reference to another filing of the Company with the Securities and Exchange Commission as indicated.

(2)   Included herein.

(3)   Included in Form 10-K on page 29.

(4) Included herein. See ITEM 1, ITEMS 5-8 and Subpart (a)1. of ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K on pages 21 through 23 on Form 10-K for specific portions incorporated herein by reference.