Form 10-Q
period 1997-03-31
ROWAN COMPANIES INC
filed 1997-05-13
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM_____TO_____



                             ROWAN COMPANIES, INC.
             (Exact name of registrant as specified in its charter)



                 Delaware                                   1-5491                            75-0759420
-------------------------------------------        --------------------------        --------------------------
  (State or other jurisdiction of                       Commission File                   (I.R.S. Employer
  incorporation or organization)                           Number                        Identification No.)



5450 Transco Tower, 2800 Post Oak Boulevard, Houston, Texas          77056-6196
-----------------------------------------------------------          ----------
        (Address of principal executive offices)                     (Zip Code)





                                (713) 621-7800
     --------------------------------------------------------------------
              Registrant's telephone number, including area code





                                 Inapplicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes   X    No
                                                               -------   -------

The number of shares of common stock, $.125 par value, outstanding at April 30, 1997 was 85,753,234.

                             ROWAN COMPANIES, INC.

                                     INDEX

                                                                                        Page No.
                                                                                        --------
         PART I.          Financial Information:


                                  Consolidated Balance Sheet --
                                  March 31, 1997 and December 31, 1996  . . . . . . . . . .    2

                                  Consolidated Statement of Operations --
                                  Three Months Ended March 31, 1997
                                  and 1996  . . . . . . . . . . . . . . . . . . . . . . . .    4

                                  Consolidated Statement of Cash Flows --
                                  Three Months Ended March 31, 1997
                                  and 1996  . . . . . . . . . . . . . . . . . . . . . . . .    5

                                  Notes to Consolidated Financial Statements  . . . . . . .    6

                                  Management's Discussion and Analysis
                                  of Financial Condition and Results
                                  of Operations . . . . . . . . . . . . . . . . . . . . . .    8

         PART II.         Other Information:

                                  Submission of Matters to a Vote
                                  of Security Holders . . . . . . . . . . . . . . . . . .     12

                                  Exhibits and Reports on Form 8-K  . . . . . . . . . . .     12

                         PART I. FINANCIAL INFORMATION


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                               March 31,   December 31,
                                                                 1997          1996
                                                              ----------   ------------
                                      ASSETS                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ...............................   $  116,924   $   97,225
  Receivables - trade and other ...........................      107,326      112,836
  Inventories - at cost:
    Raw materials and supplies ............................       64,265       65,734
    Work-in-progress ......................................       26,287       21,181
    Finished goods ........................................        1,867        1,758
  Prepaid expenses ........................................       10,885        8,750
  Cost of turnkey drilling contracts in progress ..........                     9,835
                                                              ----------   ----------
               Total current assets .......................      327,554      317,319
                                                              ----------   ----------

INVESTMENT IN AND ADVANCES TO 49% OWNED COMPANIES .........       26,580       28,049
                                                              ----------   ----------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment ......................................      958,531      954,249
  Aircraft and related equipment ..........................      190,098      188,681
  Manufacturing plant and equipment .......................       45,586       37,377
  Construction in progress ................................       98,567       77,318
  Other property and equipment ............................       95,249       94,517
                                                              ----------   ----------
               Total ......................................    1,388,031    1,352,142
  Less accumulated depreciation and amortization ..........      815,263      805,942
                                                              ----------   ----------
               Property,  plant  and equipment - net ......      572,768      546,200
                                                              ----------   ----------

OTHER ASSETS AND DEFERRED CHARGES .........................        7,007        7,740
                                                              ----------   ----------

               TOTAL ......................................   $  933,909   $  899,308
                                                              ==========   ==========

See Notes to Consolidated Financial Statements.

                                                                             March 31,          December 31,
                                                                                1997               1996
                                                                             ---------          ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY                              (Unaudited)
CURRENT LIABILITIES:
    Notes payable and current maturities of long-term debt ...............   $ 56,008           $  3,932
    Accounts payable - trade .............................................     34,887             28,106
    Other current liabilities ............................................     49,689             53,236
                                                                             --------           --------
             Total current liabilities ...................................    140,584             85,274
                                                                             --------           --------

LONG-TERM DEBT - less current maturities .................................    235,874            267,321
                                                                             --------           --------

OTHER LIABILITIES ........................................................     45,715             39,573
                                                                             --------           --------

DEFERRED CREDITS:
    Income taxes .........................................................      1,674              1,774
    Gain on sale/leaseback transactions ..................................      8,358              9,147
                                                                             --------           --------
             Total deferred credits ......................................     10,032             10,921
                                                                             --------           --------

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value:
       Authorized 5,000,000 shares issuable in series:
          Series I Preferred Stock, authorized 6,500 shares, none issued
          Series II Preferred Stock, authorized 6,000 shares, none issued
          Series III Preferred Stock, authorized 10,300 shares, none issued
          Series A Junior Preferred Stock, authorized
            1,500,000 shares, none issued
    Common stock, $.125 par value:
       Authorized 150,000,000 shares; issued 87,151,753
       shares at March 31, 1997 and 87,054,028 shares
       at December 31, 1996 ..............................................     10,894             10,882
Additional paid-in capital ...............................................    403,050            401,730
Retained earnings ........................................................     90,245             86,092
Less cost of 1,457,919 treasury shares ...................................      2,485              2,485
                                                                             --------           --------
             Total stockholders' equity ..................................    501,704            496,219
                                                                             --------           --------

             TOTAL .......................................................   $933,909           $899,308
                                                                             ========           ========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               For The Three Months
                                                                 Ended March 31,
                                                              ----------------------
                                                                 1997         1996
                                                              ---------    ---------
                                                                    (Unaudited)
REVENUES:
    Drilling services .....................................   $  89,603    $  71,051
    Manufacturing sales and services ......................      36,644       35,948
    Aviation services .....................................      18,518       19,809

                                                              ---------    ---------
             Total ........................................     144,765      126,808
                                                              ---------    ---------

COSTS AND EXPENSES:
    Drilling services .....................................      65,971       52,764
    Manufacturing sales and services ......................      32,085       32,472
    Aviation services .....................................      20,064       19,210
    Depreciation and amortization .........................      11,367       12,047
    General and administrative ............................       4,292        4,021

                                                              ---------    ---------
             Total ........................................     133,779      120,514
                                                              ---------    ---------

INCOME FROM OPERATIONS ....................................      10,986        6,294
                                                              ---------    ---------

OTHER INCOME (EXPENSE):
    Interest expense ......................................      (7,344)      (6,907)
    Less: interest capitalized ............................       1,941          207
    Gain on disposals of property, plant and equipment ....         894        1,595
    Interest income .......................................       1,316        1,209
    Other - net ...........................................          72           84

                                                              ---------    ---------
             Other income (expense) - net .................      (3,121)      (3,812)
                                                              ---------    ---------

INCOME BEFORE INCOME TAXES ................................       7,865        2,482
    Provision for income taxes ............................         234          125

                                                              ---------    ---------
INCOME BEFORE EXTRAORDINARY CHARGE ........................       7,631        2,357
    Extraordinary charge from early redemption of debt ....      (3,478)
                                                              =========    =========
NET INCOME ................................................   $   4,153    $   2,357
                                                              =========    =========

PER COMMON SHARE (Note 4):
    Income before extraordinary charge ....................   $     .09    $     .03
    Extraordinary charge from early redemption of debt ....        (.04)
                                                              ---------    ---------
    Net income:
       Primary ............................................   $     .05    $     .03
                                                              =========    =========
       Fully diluted ......................................   $     .05    $     .03
                                                              =========    =========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             For The Three Months
                                                                                Ended March 31,
                                                                           -----------------------
                                                                              1997          1996
                                                                           ---------    ----------
                                                                                  (Unaudited)
CASH PROVIDED BY (USED IN):
   Operations:
       Net income ......................................................   $   4,153    $   2,357
       Noncash charges (credits) to net income:
          Depreciation and amortization ................................      11,367       12,047
          Gain on disposals of property, plant and equipment ...........        (894)      (1,595)
          Compensation expense .........................................       1,236        1,103
          Change in sale/leaseback payable .............................      (4,536)      (4,101)
          Amortization of sale/leaseback gain ..........................        (789)        (788)
          Provision for pension and postretirement benefits ............       2,076        2,110
          Other - net ..................................................       1,768        1,182
       Changes in current assets and liabilities:
          Receivables- trade and other .................................       5,510       (3,960)
          Inventories ..................................................      (3,746)      (4,713)
          Other current assets .........................................       7,700       (3,364)
          Current liabilities ..........................................      12,003        7,521
       Net changes in other noncurrent assets and liabilities ..........        (127)       1,073

                                                                           ---------    ---------
   Net cash provided by operations .....................................      35,721        8,872
                                                                           ---------    ---------

   Investing activities:
       Property, plant and equipment additions .........................     (38,774)     (16,605)
       Repayments from affiliates ......................................         225
       Proceeds from disposals of property,  plant and equipment .......       1,802        2,471

                                                                           ---------    ---------
   Net cash used in investing activities ...............................     (36,747)     (14,134)
                                                                           ---------    ---------

   Financing activities:
       Proceeds from  borrowings .......................................      20,709
       Repayments of borrowings ........................................         (80)         (74)
       Other - net .....................................................          96           99

                                                                           ---------    ---------
   Net cash provided by financing activities ...........................      20,725           25
                                                                           ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................      19,699       (5,237)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................      97,225       90,338

                                                                           ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................   $ 116,924    $  85,101
                                                                           =========    =========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated financial statements of the Company included herein have been prepared without audit pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. Certain information and notes have been condensed or omitted pursuant to such rules and regulations and the Company believes that the disclosures included herein are adequate. It is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report to Stockholders incorporated by reference in the Form 10-K for the year ended December 31, 1996.



2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996.



3. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

4. Computation of primary and fully diluted earnings per share is as follows (in thousands except per share amounts):

                                                               For The
                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                           1997         1996
                                                        -------      -------
Weighted average shares of common
  stock outstanding .................................    85,625       84,984

Stock options and related (treasury stock method) ...     2,692        1,936
                                                        -------      -------

Weighted average shares for primary
  earnings per share calculation ....................    88,317       86,920

Stock options and related (treasury stock method) ...                    306

Shares issuable from assumed conversion
  of the Series II Convertible Subordinated
  Debenture .........................................       400          400
                                                        -------      -------

Weighted average shares for fully diluted
  earnings per share calculation ....................    88,717       87,626
                                                        =======      =======

Net income for primary calculation ..................   $ 4,153      $ 2,357

Subordinated debenture interest, net of
  income tax effect .................................        79           82
                                                        -------      -------

Net income for fully diluted
  calculation .......................................   $ 4,232      $ 2,439
                                                        =======      =======

Earnings per share:

  Primary ...........................................   $   .05(A)   $   .03(A)
                                                        =======      =======

  Fully diluted .....................................   $   .05(A)   $   .03(A)
                                                        =======      =======




(A) Amounts would not be materially different under Statement of Financial Accounting Standards No. 128, "Earnings per Share", which is effective for interim and annual periods ending after December 15, 1997.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to
         Three Months Ended March 31, 1996

         The Company achieved net income of $4.2 million in the first quarter of 1997 compared to $2.4 million in the same period of 1996. The current period results were after charges of $20 million from concluding the Company's turnkey business and $3.5 million from partially redeeming 11 7/8% Senior Notes. The improved performance primarily resulted from the continued strengthening of offshore drilling day rates.

         A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first quarters of 1997 and 1996, respectively, is reflected below (dollars in thousands):

                                    Drilling               Manufacturing            Aviation               Consolidated
                              --------------------    --------------------    ---------------------    --------------------
                                1997        1996        1997        1996        1997         1996        1997        1996
                              --------    --------    --------    --------    --------     --------    --------    --------
Revenues                      $ 89,603    $ 71,051    $ 36,644    $ 35,948    $ 18,518     $ 19,809    $144,765    $126,808

Percent of Consolidated
Revenues                            62%         56%         25%         28%         13%          16%        100%        100%

Operating Profit (Loss) (1)   $ 16,017    $  9,552    $  3,696    $  2,990    $ (4,435)    $ (2,227)   $ 15,278    $ 10,315

--------------------------------------------------------------------------------
(1) Income (loss) from operations before deducting general and administrative expenses.


         As reflected above, the Company's consolidated operating results improved by $5.0 million when comparing the first quarters of 1997 and 1996. Day rate drilling revenues increased by $26.8 million or 43% as the Company's offshore fleet achieved 98% utilization during the first quarter of 1997, compared to 95% in the first quarter of 1996, and a 42% increase in average day rates between periods. Related expenses increased by only $2.5 million, or 6%, between periods.

         First quarter 1997 results include an approximately $20.5 million loss from the Company's turnkey division, primarily reflecting the costs incurred on one well where the Company was unable to reach the contract depth due to a series of misfortunes, including underground blow-outs, stuck pipe, lost holes and, finally, an unstable, heaving shale section. In the year-earlier period, the turnkey division generated revenues of $8.2 million and an incremental operating loss of $1.6 million. The Company currently has no turnkey wells in progress nor any plans for additional turnkey work at this time.

         The improvement in the Company's manufacturing profitability between periods shown above primarily reflects higher-margin heavy equipment sales in 1997, particularly for the mining and timber industries. In April, the manufacturing division was awarded two significant marine construction contracts. Over the next twelve months, the Company will provide vessel design and components (a "LeTourneau kit") for the construction of a new Super 116 Class rig. In addition, the Company will furnish vessel design and components needed to upgrade an existing LeTourneau 116-C kit to an enhanced 116-C rig.

         The aviation operating results in both quarters reflect the normal seasonal slowdown in flying activity in Alaska, although the 1997 results were hampered primarily due to higher maintenance costs in the Company's fixed-wing division.

         Perceptible trends in the offshore drilling markets in which the Company is currently operating and the number of Company-operated rigs in each of those markets are as follows:

           AREA                    RIGS                          PERCEPTIBLE INDUSTRY TRENDS
---------------------------    -------------     ------------------------------------------------------------
                                                 Continuing high levels of exploration and development
Gulf of Mexico                      15           activity

                                                 Continuing high levels of drilling activity for jack-up
North Sea                            5           rigs

Eastern Canada                       1           Improving demand


         The preceding table reflects the relocation in January 1997 of Rowan Gorilla IV to the North Sea from the Gulf of Mexico.

         Perceptible trends in the aviation markets in which the Company is currently operating and the number of Company aircraft based in each of those markets are as follows:

                               COMPANY-OWNED
         AREA                  AIRCRAFT (1)                      PERCEPTIBLE INDUSTRY TRENDS
------------------------    -------------------      ----------------------------------------------------
Alaska                              63                  Normal seasonal improvement

Gulf of Mexico                      43                  Moderately improving market conditions

China                                2                  Generally stable flight support activity

North Sea (Dutch)                   11                  Generally stable flight support activity

North Sea (U. K.)                    4                  Generally stable flight support activity

----------------------------
(1)  Includes 15 units which are 49% owned.


         The drilling and aviation markets in which the Company competes frequently experience significant changes in supply and demand. Drilling utilization and day rates achievable in offshore markets are a function of the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. These expenditures, in turn, are affected by many factors such as existing and newly discovered oil and natural gas reserves, political and regulatory policies, seasonal weather patterns, contractual requirements under leases or concessions, trends in finding and extraction costs and, probably most influential, oil and natural gas prices. The Company's aviation operations are also affected by such factors, as flying in support of offshore energy operations remains a major source of business and Alaska operations are hampered each winter. The volatile nature of such factors prevents the Company from being able to accurately predict whether existing market conditions or the perceptible market trends reflected in the preceding tables will continue. In response to fluctuating market conditions, the Company can, as it has done in the past, relocate its drilling rigs and aircraft from one geographic area to another, but only when such moves are economically justified. Assuming such conditions and trends prevail, the Company should experience increased profitability in 1997.

         The Company's manufacturing operations are considerably less volatile than its drilling and aviation operations and, given current backlog levels and barring unforeseen circumstances, should continue to contribute positive operating results throughout the remainder of 1997.


LIQUIDITY AND CAPITAL RESOURCES

         A comparison of key balance sheet figures and ratios as of March 31, 1997 and December 31, 1996 is as follows (dollars in thousands):


                                                                March 31,    December 31,
                                                                  1997           1996
                                                               ----------    ------------
Cash and cash equivalents                                       $116,924       $ 97,225
Current assets                                                  $327,554       $317,319
Current liabilities                                             $140,584       $ 85,274
Current ratio                                                       2.33           3.72
Notes payable and current maturities of long-term debt          $ 56,008       $  3,932
Long-term debt                                                  $235,874       $267,321
Stockholders' equity                                            $501,704       $496,219
Long-term debt/total capitalization                                  .32            .35


         Reflected in the comparison above are the effects in the first quarter of 1997 of net cash provided by operations of $35.7 million, capital expenditures of $38.8 million, proceeds from borrowings of $20.7 million and the call in February of $50 million of 11 7/8% Senior Notes for redemption in April.

         Capital expenditures during the first quarter were primarily related to construction of Rowan Gorilla V, an enhanced version of the Company's Gorilla Class jack-ups featuring a combination drilling and production capability and the world's largest bottom supported mobile offshore drilling unit. The rig is being constructed at the Company's Vicksburg, Mississippi shipyard and should be completed by the third quarter of 1998. The Company is financing up to 87.5% of the estimated $175 million cost of Gorilla V through a 12-year bank loan guaranteed by the Maritime Administration of the U. S. Department of Transportation under its Title XI Program. Following Gorilla V will be Rowan Gorilla VI and Rowan Gorilla VII in 1999 and 2000, respectively, at a combined construction cost of approximately $380 million. The Company intends to pursue outside financing for Gorilla VI and Gorilla VII if necessary, but believes that internally generated working capital may be sufficient to finance construction of both rigs if operating conditions continue to improve as expected. The Company currently has no other available credit facilities.

         The Company estimates remaining 1997 capital expenditures will be between $120 million and $130 million, including approximately $60-65 million and $35-40 million, respectively, for Gorilla V and Gorilla VI and $6 million for the purchase of five helicopters. The Company may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing offshore rigs.

         On April 1, 1997, the Company redeemed $50 million of its 11 7/8% Senior Notes due 2001 which had been called on February 6, 1997. The Company recorded a $3.5 million extraordinary charge in the first quarter, consisting primarily of the 6% redemption premium. The Company intends to refinance the remaining $150 million of outstanding Senior Notes in late 1997 and expects to realize an estimated $7 million extraordinary loss upon such redemption.

         Based upon current operating levels and the previously discussed market trends, management believes that 1997 operations, together with existing working capital and available financial resources, will generate sufficient cash flow to sustain planned capital expenditures and debt service requirements at least through the remainder of 1997.

         At March 31, 1997, approximately $49 million of the Company's retained earnings was available for the payment of dividends under the most restrictive provisions of the Company's debt agreements.



This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to the expectations, beliefs and future expected financial performance of the Company that are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected by the Company. Among the factors that could cause actual results to differ materially are the following:

   o  oil and natural gas prices
   o  the level of offshore expenditures by energy companies
   o  the general economy, including inflation
   o  weather conditions in the Company's principal operating areas
   o  environmental and other laws and regulations

Other relevant factors have been disclosed in the Company's filings with the
U. S. Securities and Exchange Commission.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders on April 25, 1997, stockholders elected the two nominees for Class III Director as set forth in the Company's Proxy Statement relating to the meeting. With respect to such election, proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and there was no solicitation in opposition to such nominees. Of the Company's 85,609,984 shares of record, 78,823,307 were voted at the meeting in person or by proxy. The following numbers of votes were cast as to the Class III Director nominees: Henry O. Boswell, 78,252,824 votes for and 570,483 votes withheld; and C. R. Palmer, 78,252,133 votes for and 571,174 votes withheld.

         Also at the meeting, stockholders declined a proposal to declassify the Company's Board of Directors, as set forth in the Company's Proxy Statement relating to the meeting. The proposal received 24,751,130 votes in the affirmative, or 39% of the votes cast, while 38,741,351 shares, or 61%, were voted against the proposal. Shares that abstained from voting totaled 15,330,826.

         The Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders dated March 14, 1997 is filed as an exhibit to this Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following is a list of Exhibits filed with this Form 10-Q:

                  3a - Amendment dated April 25, 1997 to the Bylaws, as Amended 3b - Bylaws, as Amended, as of April 25, 1997
                  10a - Amendment No. 2 dated April 25, 1997 to the 1988
                        Nonqualified Stock Option Plan, as Amended, together with amendments to the form of Stock Option Agreement related thereto
                  10b - 1988 Nonqualified Stock Option Plan, as Amended,
                        together with the form of Stock Option Agreement related thereto
                  10c - Amendment No. 5 dated April 25, 1997 to the 1986
                        Convertible Debenture Incentive Plan, as Amended
                  10d - 1986 Convertible Debenture Incentive Plan, as Amended
                  27  - Financial Data Schedule
                  99  - Proxy Statement dated March 14, 1997

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the first quarter of fiscal year 1997.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ROWAN COMPANIES, INC.
                                           (Registrant)


Date:  May 13, 1997                        /s/ E. E. THIELE
                                           ------------------------------------
                                           E. E. Thiele
                                           Senior Vice President- Finance,
                                           Administration and Treasurer
                                           (Chief Financial Officer)

Date:  May 13, 1997                        /s/ W. H. WELLS
                                           ------------------------------------
                                           W. H. Wells
                                           Controller
                                           (Chief Accounting Officer)

                                 EXHIBIT INDEX


3a  -    Amendment dated April 25, 1997 to the Bylaws, as Amended
3b  -    Bylaws, as Amended, as of April 25, 1997
10a -    Amendment No. 2 dated April 25, 1997 to the 1988 Nonqualified Stock
         Option Plan, as Amended, together with amendments to the form of
         Stock Option Agreement related thereto
10b -    1988 Nonqualified Stock Option Plan, as Amended, together with the form of Stock Option Agreement related thereto
10c -    Amendment No. 5 dated April 25, 1997 to the 1986 Convertible
         Debenture Incentive Plan, as Amended
10d -    1986 Convertible Debenture Incentive Plan, as Amended
27  -    Financial Data Schedule
99  -    Proxy Statement dated March 14, 1997