Form 10-Q
period 1997-06-30
ROWAN COMPANIES INC
filed 1997-08-14
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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


                                (713) 621-7800
          -----------------------------------------------------------
               Registrant's telephone number, including area code


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
The number of shares of common stock, $.125 par value, outstanding at July 31, 1997 was 86,532,097.

                             ROWAN COMPANIES, INC.

                                     INDEX

                                                                                        Page No.
                                                                                        --------
         PART I.          Financial Information:

                                  Consolidated Balance Sheet --
                                  June 30, 1997 and December 31, 1996 . . . . . . . . . . . 2

                                  Consolidated Statement of Operations --
                                  Three and Six Months Ended June 30, 1997
                                  and 1996  . . . . . . . . . . . . . . . . . . . . . . . . 4

                                  Consolidated Statement of Cash Flows --
                                  Six Months Ended June 30, 1997 and 1996 . . . . . . . . . 5

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

                       PART I.  FINANCIAL  INFORMATION

                    ROWAN COMPANIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                             June 30,     December 31,
                                                                               1997           1996
                                                                            ----------    ------------
                                           ASSETS                                  (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents..............................................   $   66,510    $   97,225
  Receivables - trade and other..........................................      124,370       112,836
  Inventories - at cost:
    Raw materials and supplies...........................................       67,913        65,734
    Work-in-progress.....................................................       32,894        21,181
    Finished goods.......................................................        1,820         1,758
  Prepaid expenses.......................................................       13,317         8,750
  Cost of turnkey drilling contracts in progress.........................                      9,835
                                                                            ----------    ----------
      Total current assets...............................................      306,824       317,319
                                                                            ----------    ----------
INVESTMENT IN AND ADVANCES TO 49% OWNED COMPANIES........................       26,358        28,049
                                                                            ----------    ----------
PROPERTY PLANT AND EQUIPMENT - at cost:
  Drilling equipment.....................................................      964,155       954,249
  Aircraft and related equipment.........................................      196,444       188,681
  Manufacturing plant and equipment......................................       51,494        37,377
  Construction in progress...............................................      118,400        77,318
  Other property and equipment...........................................       90,799        94,517
                                                                            ----------    ----------
      Total..............................................................    1,421,292     1,352,142
  Less accumulated depreciation and amortization.........................      821,702       805,942
                                                                            ----------    ----------
      Property plant and equipment - net.................................      599,590       546,200
                                                                            ----------    ----------
OTHER ASSETS AND DEFERRED CHARGES........................................        6,687         7,740
                                                                            ----------    ----------
      TOTAL..............................................................   $  939,459    $  899,308
                                                                            ==========    ==========

See Notes to Consolidated Financial Statements.

                                                                               June 30,     December 31,
                                                                                 1997          1996
                                                                              -----------   -----------
  LIABILITIES AND STOCKHOLDERS' EQUITY                                               (Unaudited)
CURRENT LIABILITIES:
   Notes payable and current maturities of long-term debt .................   $     5,025   $     3,932
   Accounts payable - trade ...............................................        24,023        28,106
   Other current liabilities ..............................................        54,859        53,236
                                                                              -----------   -----------
          Total current liabilities .......................................        83,907        85,274
                                                                              -----------   -----------

LONG-TERM DEBT - less current maturities ..................................       253,734       267,321
                                                                              -----------   -----------

OTHER LIABILITIES .........................................................        44,710        39,573
                                                                              -----------   -----------

DEFERRED CREDITS:
   Income taxes ...........................................................         4,271         1,774
   Gain on sale/leaseback transactions ....................................         7,561         9,147
                                                                              -----------   -----------
          Total deferred credits ..........................................        11,832        10,921
                                                                              -----------   -----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value:
     Authorized 5,000,000 shares issuable in series:
       Series I Preferred Stock, authorized 6,500 shares, none issued
       Series II Preferred Stock, authorized 6,000 shares, none issued
       Series III Preferred Stock, authorized 10,300 shares, none issued
       Series A Junior Preferred Stock, authorized
         1,500,000 shares, none issued
   Common stock, $.125 par value:
     Authorized 150,000,000 shares; issued 87,635,466
       shares at June 30, 1997 and 87,054,028 shares
       at December 31, 1996 ...............................................        10,958        10,882
Additional paid-in capital ................................................       405,978       401,730
Retained earnings .........................................................       130,825        86,092
Less cost of 1,457,919 treasury shares ....................................         2,485         2,485
                                                                              -----------   -----------
          Total stockholders' equity ......................................       545,276       496,219
                                                                              -----------   -----------

          TOTAL ...........................................................   $   939,459   $   899,308
                                                                              ===========   ===========

See Notes to Consolidated Financial Statements

                    ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                             For The Three Months          For The Six Months
                                                                Ended June 30,               Ended June 30,
                                                            ------------------------    ------------------------
                                                               1997          1996          1997          1996
                                                            ----------    ----------    ----------    ----------
                                                                                (Unaudited)
REVENUES:
   Drilling services ....................................   $  102,942    $   77,022    $  192,545    $  148,073
   Manufacturing sales and services .....................       34,594        31,719        71,238        67,667
   Aviation services ....................................       27,249        28,425        45,767        48,234
                                                            ----------    ----------    ----------    ----------
            Total .......................................      164,785       137,166       309,550       263,974
                                                            ----------    ----------    ----------    ----------

COSTS AND EXPENSES:
   Drilling services ....................................       47,873        50,040       113,844       102,804
   Manufacturing sales and services .....................       30,429        29,050        62,514        61,522
   Aviation services ....................................       23,733        24,268        43,797        43,478
   Depreciation and amortization ........................       11,423        11,983        22,790        24,030
   General and administrative ...........................        4,291         3,896         8,583         7,917
                                                            ----------    ----------    ----------    ----------
            Total .......................................      117,749       119,237       251,528       239,751
                                                            ----------    ----------    ----------    ----------

INCOME FROM OPERATIONS ..................................       47,036        17,929        58,022        24,223
                                                            ----------    ----------    ----------    ----------

OTHER INCOME (EXPENSE):
   Interest expense .....................................       (6,194)       (6,904)      (13,538)      (13,811)
   Less: interest capitalized ...........................        2,166           352         4,107           559
   Gain on disposals of property, plant and equipment ...           54           411           948         2,006
   Interest income ......................................          920         1,040         2,236         2,249
   Other - net ..........................................           75           174           147           258
                                                            ----------    ----------    ----------    ----------
            Other income (expense) - net ................       (2,979)       (4,927)       (6,100)       (8,739)
                                                            ----------    ----------    ----------    ----------

INCOME BEFORE INCOME TAXES ..............................       44,057        13,002        51,922        15,484
   Provision for income taxes ...........................        3,477           337         3,711           462
                                                            ----------    ----------    ----------    ----------
INCOME BEFORE EXTRAORDINARY CHARGE ......................       40,580        12,665        48,211        15,022
   Extraordinary charge from early redemption of debt ...                                    3,478
                                                            ----------    ----------    ----------    ----------
NET INCOME ..............................................   $   40,580    $   12,665    $   44,733    $   15,022
                                                            ==========    ==========    ==========    ==========

PER COMMON SHARE (Note 5):
   Income before extraordinary charge ...................   $     0.46    $     0.15    $     0.55    $     0.18
   Extraordinary charge from early redemption of debt....                                      .04
                                                            ----------    ----------    ----------    ----------
   Net  income:
     Primary ............................................   $     0.46    $     0.15    $     0.51    $     0.18
                                                            ==========    ==========    ==========    ==========
     Fully diluted ......................................   $     0.46    $     0.15    $     0.51    $     0.18
                                                            ==========    ==========    ==========    ==========

See Notes to Consolidated Financial Statements.

                    ROWAN COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                                          For The Six Months
                                                                            Ended June 30,
                                                                       ------------------------
                                                                          1997          1996
                                                                       ----------    ----------
                                                                             (Unaudited)
CASH PROVIDED BY (USED IN):
   Operations:
       Net income ..................................................   $   44,733    $   15,022
       Noncash charges (credits) to net income:
          Depreciation and amortization ............................       22,790        24,030
          Gain on disposals of property, plant and equipment .......         (948)       (2,006)
          Compensation expense .....................................        2,467         2,232
          Change in sale/leaseback payable .........................       (7,666)       (7,034)
          Amortization of sale/leaseback gain ......................       (1,586)       (1,586)
          Provision for pension and postretirement benefits ........        3,494         4,411
          Deferred income taxes ....................................        2,497           397
          Other - net ..............................................        2,174         1,309
       Changes in current assets and liabilities:
          Receivables- trade and other .............................      (11,534)      (21,232)
          Inventories ..............................................      (13,954)      (12,544)
          Other current assets .....................................        5,268         2,927
          Current liabilities ......................................        9,792         5,726
       Net changes in other noncurrent assets and liabilities ......          263            32
                                                                       ----------    ----------
   Net cash provided by operations .................................       57,790        11,684
                                                                       ----------    ----------

   Investing activities:
       Property, plant and equipment additions .....................      (77,445)      (40,006)
       Repayments from affiliates ..................................          226            32
       Proceeds from disposals of property,  plant and equipment ...        2,351         3,046
                                                                       ----------    ----------
   Net cash used in investing activities ...........................      (74,868)      (36,928)
                                                                       ----------    ----------

   Financing activities:
       Proceeds from borrowings ....................................       38,569
       Repayments of borrowings ....................................      (50,163)       (2,019)
       Premium on redemption of debt ...............................       (3,000)
       Other - net .................................................          957           520
                                                                       ----------    ----------
   Net cash used in financing activities ...........................      (13,637)       (1,499)
                                                                       ----------    ----------

DECREASE IN CASH AND CASH EQUIVALENTS ..............................      (30,715)      (26,743)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................       97,225        90,338
                                                                       ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................   $   66,510    $   63,595
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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 1997 and December 31, 1996, and the results of its operations for the three and six month periods ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996.

3. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

4. In the opinion of the Company, the accompanying unaudited consolidated financial statements would not have been materially affected by the provisions of Statement of Financial Accounting Standards Nos. 128-131, which are effective for periods beginning or ending after December 15, 1997.

5. Computation of primary and fully diluted earnings per share is as follows (in thousands except per share amounts):


                                                            For The                     For The
                                                        Three Months Ended           Six Months Ended
                                                            June 30,                     June 30,
                                                    --------------------------   --------------------------
                                                       1997            1996         1997            1996
                                                    ----------      ----------   ----------      ----------
Weighted average shares of common
  stock outstanding .............................       85,932          85,301       85,780          85,143

Stock options and related (treasury stock
  method)........................................        2,307           2,042        2,226           1,692(A)
                                                    ----------      ----------   ----------      ----------

Weighted average shares for primary
  earnings per share calculation ................       88,239          87,343       88,006          86,835

Stock options and related (treasury stock
  method) .......................................          358               5          272             266(A)

Shares issuable from assumed conversion
  of the Series II Convertible Subordinated
  Debenture .....................................          384             400          392             400(A)
                                                    ----------      ----------   ----------      ----------

Weighted average shares for fully diluted
  earnings per share calculation ................       88,981          87,748       88,670          87,501
                                                    ==========      ==========   ==========      ==========

Net income for primary calculation ..............   $   40,580      $   12,665   $   44,733      $   15,022

Subordinated debenture interest, net of
  income tax effect .............................           80              80          158             162
                                                    ----------      ----------   ----------      ----------

Net income for fully diluted calculation ........   $   40,660      $   12,745   $   44,891      $   15,184
                                                    ==========      ==========   ==========      ==========

Earnings per share:

  Primary .......................................   $      .46      $      .15   $      .51      $      .17
                                                    ==========      ==========   ==========      ==========

  Fully diluted .................................   $      .46      $      .15   $      .51      $      .17
                                                    ==========      ==========   ==========      ==========

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

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Six Months Ended June 30, 1997 Compared to
         Six Months Ended June 30, 1996

         The Company achieved net income of $44.7 million in the first half of 1997 compared to $15.0 million in the same period of 1996. The current period results were after charges of $20 million from concluding the Company's turnkey business and $3.5 million from partially redeeming 11 7/8% Senior Notes. The improved performance primarily resulted from the continued strengthening of offshore drilling day rates.

         A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first half of 1997 and 1996, respectively, is reflected below (dollars in thousands):


                                     Drilling                Manufacturing              Aviation                Consolidated
                             ----------------------      ----------------------   ----------------------    ---------------------
                               1997          1996          1997         1996        1997          1996        1997         1996
                             --------      --------      --------     ---------   --------      --------    --------      -------
Revenues                     $192,545      $148,073      $ 71,238     $ 67,667    $ 45,767      $ 48,234    $309,550      $263,974

Percent of Consolidated
Revenues                           62%           56%           23%          26%         15%           18%        100%          100%

Operating Profit(Loss)(1)    $ 63,514      $ 27,972      $  6,817     $  5,066    $ (3,726)     $   (898)   $ 66,605      $ 32,140

-----------------------------------------------------------------------------
(1) Income (loss) from operations before deducting general and administrative expenses.


         As shown above, the Company's consolidated operating results improved by $34.5 million when comparing the first halves of 1997 and 1996. Day rate drilling revenues increased by $52.7 million or 38% as the Company's offshore fleet achieved 99% utilization during the first half of 1997, compared to 97% in the first half of 1996, and a 39% increase in average day rates between periods. Related expenses increased by only $.6 million, or less than 1%, between periods.

         First half 1997 results include an approximately $20 million loss from the Company's turnkey division, primarily reflecting the costs incurred on one well where the Company was unable to reach the contract depth due to a series of misfortunes, including underground blow-outs, stuck pipe, lost holes and, finally, an unstable, heaving shale section. In the year-earlier period, the turnkey division generated revenues of $8.2 million and an incremental operating loss of $1.6 million. The Company currently has no turnkey wells in progress nor any plans for additional turnkey work at this time.

         The improvements between periods in the Company's manufacturing revenues and profitability of 5% and 35%, respectively, primarily reflect efficiencies associated with economies of scale. Since April, the manufacturing division has been awarded three significant marine construction contracts under which the Company will provide, over the next 18 months, vessel design and components (a "LeTourneau kit") for the construction of two new Super 116 Class rigs and vessel design and components needed to upgrade an existing LeTourneau 116-C kit to an enhanced 116-C rig. Manufacturing operations exclude approximately $38 million of products and services provided to the Company's drilling division during the first half of 1997, as compared to $11 million in the first half of 1996.

         The aviation operating results in both quarters reflect the normal reduced flying activity in Alaska throughout much of the first four months of the year, although the 1997 results were hampered primarily due to higher maintenance costs.

Three Months Ended June 30, 1997 Compared to
         Three Months Ended June 30, 1996

         The Company achieved net income of $40.6 million in the second quarter of 1997 compared to $12.7 million in the same period of 1996. The improved performance primarily resulted from the continued strengthening of offshore drilling day rates, in addition to the enhanced contribution of the Company's manufacturing operations.

         A comparison of the revenues and operating profit from drilling, manufacturing, aviation and consolidated operations for the second quarter of 1997 and 1996, respectively, is reflected below (dollars in thousands):


                                     Drilling                Manufacturing              Aviation                Consolidated
                             ----------------------      ----------------------   ----------------------    ---------------------
                               1997          1996          1997         1996        1997          1996        1997         1996
                             --------      --------      --------     ---------   --------      --------    --------      -------
Revenues                     $102,942      $ 77,022      $ 34,594     $ 31,719    $ 27,249      $ 28,425    $164,785      $137,166

Percent of Consolidated
Revenues                           62%           56%           21%          23%         17%           21%        100%          100%

Operating Profit             $ 47,497      $ 18,420      $  3,121     $  2,076    $    709     $   1,329    $ 51,327      $ 21,825

         As shown above, the Company's consolidated operating results improved by $29.5 million when comparing the second quarters of 1997 and 1996. Day rate drilling revenues increased by $25.9 million or 34% as the Company's offshore fleet achieved 100% utilization during the second quarter of 1997, compared to 98% in the second quarter of 1996, and a 38% increase in average day rates between periods. Related expenses were reduced by $1.9 million, or about 4%, between periods.

         The improvements between periods in the Company's manufacturing revenues and profitability of 9% and 50%, respectively, primarily reflect efficiencies associated with economies of scale. Since April, the manufacturing division has been awarded three significant marine construction contracts under which the Company will provide, over the next 18 months, LeTourneau kits for the construction of two new Super 116 Class rigs and vessel design and components needed to upgrade an existing LeTourneau 116-C kit to an enhanced 116-C rig. Manufacturing operations exclude approximately $19 million of products and services provided to the Company's drilling division during the second quarter of 1997, as compared to $11 million in the second quarter of 1996.

         The Company's aviation operations experienced the normal seasonal improvement in flying activity in Alaska during both periods, although the 1997 results were hampered primarily due to higher maintenance costs.

         Perceptible trends in the offshore drilling markets in which the Company is currently operating and the number of Company-operated rigs in each of those markets are as follows:


         AREA                   RIGS                         PERCEPTIBLE INDUSTRY TRENDS
--------------------      ---------------    ----------------------------------------------------------
Gulf of Mexico                   15           Continuing high levels of exploration and development
                                              activity

North Sea                         5           Continuing high levels of drilling activity for jack-up
                                              rigs

Eastern Canada                    1           Improving demand


         Perceptible trends in the aviation markets in which the Company is currently operating and the number of Company-operated aircraft based in each of those markets are as follows:


        AREA                 AIRCRAFT (1)                    PERCEPTIBLE INDUSTRY TRENDS
--------------------      ---------------          -----------------------------------------------------
Alaska                           72                  Normal seasonal improvement

Gulf of Mexico                   43                  Moderately improving market conditions

China                             2                  Generally stable flight support activity

North Sea (Dutch)                10                  Generally stable flight support activity

North Sea (U. K.)                 5                  Generally stable flight support activity

-------------------------------------------
(1)  Includes 15 units which are 49% owned.


         The drilling and aviation markets in which the Company competes frequently experience significant changes in supply and demand. Offshore drilling utilization and day rates are primarily a function of the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. These expenditures, in turn, are affected by many factors such as existing and newly discovered oil and natural gas reserves, political and regulatory policies, seasonal weather patterns, contractual requirements under leases or concessions, trends in finding and extraction costs and, probably most influential, oil and natural gas prices. The Company's aviation operations are also affected by such factors, as flying in support of offshore energy operations remains a major source of business and Alaska operations are hampered each winter. The volatile nature of such factors prevents the Company from being able to accurately predict whether existing market conditions or the perceptible market trends reflected in the preceding tables will continue. In response to fluctuating market conditions, the Company can, as it has done in the past, relocate its drilling rigs and aircraft from one geographic area to another, but only when such moves are economically justified. Assuming such conditions and trends prevail, the Company should continue to experience increasing profitability over the remainder of 1997.

         The Company's manufacturing operations are considerably less volatile than its drilling and aviation operations and, given a current external backlog of about $75 million and barring unforeseen circumstances, should continue to contribute positive operating results throughout the remainder of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         A comparison of key balance sheet figures and ratios as of June 30, 1997 and December 31, 1996 is as follows (dollars in thousands):

                                                                June 30,        December 31,
                                                                  1997              1996
                                                                  ----              ----
Cash and cash equivalents                                        $66,510           $97,225
Current assets                                                  $306,824          $317,319
Current liabilities                                              $83,907           $85,274
Current ratio                                                       3.66              3.72
Notes payable and current maturities of long-term debt            $5,025            $3,932
Long-term debt                                                  $253,734          $267,321
Stockholders' equity                                            $545,276          $496,219
Long-term debt/total capitalization                                  .32               .35


         Reflected in the comparison above are the effects in the first half of 1997 of net cash provided by operations of $57.8 million, capital expenditures of $77.4 million, proceeds from borrowings of $38.6 million and the redemption of $50 million of 11 7/8% Senior Notes.

         Capital expenditures during the first half of 1997 were primarily related to construction of Rowan Gorilla V, an enhanced version of the Company's Gorilla Class jack-ups, featuring a combination drilling and production capability, and the world's largest bottom supported mobile offshore drilling unit. The rig is being constructed at the Company's Vicksburg, Mississippi shipyard and should be completed by the third quarter of 1998. The Company is financing up to 87.5% of the estimated $175 million cost of Gorilla V through a 12-year bank loan guaranteed by the Maritime Administration of the U. S. Department of Transportation under its Title XI Program. Following Gorilla V will be Rowan Gorilla VI and Rowan Gorilla VII in 1999 and 2000, respectively, at a combined construction cost of approximately $380 million. The Company intends to pursue outside financing for Gorilla VI and Gorilla VII if necessary, but believes that internally generated working capital may be sufficient to finance construction of both rigs if operating conditions continue to improve as expected. The Company currently has no other available credit facilities.

         The Company estimates remaining 1997 capital expenditures will be between $85 million and $95 million, including approximately $40-45 million and $25-30 million, respectively, for Gorilla V and Gorilla VI. The Company may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing offshore rigs.

         On April 1, 1997, the Company redeemed $50 million of its 11 7/8% Senior Notes due 2001. The $3.5 million extraordinary charge incurred on the transaction consisted primarily of the 6% redemption premium. The Company intends to refinance the remaining $150 million of outstanding Senior Notes in late 1997 and expects to realize an estimated $7 million extraordinary loss upon such redemption.

         Based upon current operating levels and the previously discussed market trends, management believes that 1997 operations, together with existing working capital and available financial resources, will generate sufficient cash flow to sustain planned capital expenditures and debt service requirements at least through the remainder of 1997.

         At June 30, 1997, approximately $90 million of the Company's retained earnings was available for the payment of dividends under the most restrictive provisions of the Company's debt agreements.

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

OTHER RELEVANT FACTORS HAVE BEEN DISCLOSED IN THE COMPANY'S FILINGS WITH THE
U. S. SECURITIES AND EXCHANGE COMMISSION.


                        PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the second quarter of fiscal year 1997.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ROWAN COMPANIES, INC.
                                               (Registrant)


Date:  August 14, 1997                         /s/ E. E. THIELE
                                               --------------------------------
                                               E. E. Thiele
                                               Senior Vice President - Finance,
                                               Administration and Treasurer
                                               (Chief Financial Officer)

Date:  August 14, 1997                         /s/ W. H. WELLS
                                               --------------------------------
                                               W. H. Wells
                                               Controller
                                               (Chief Accounting Officer)