Form 10-Q
period 1997-09-30
ROWAN COMPANIES INC
filed 1997-11-14
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM_____TO_____

                              ROWAN COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                      1-5491                 75-0759420
(State or other jurisdiction of      Commission File         (I.R.S. Employer
incorporation or organization)           Number              Identification No.)

5450 TRANSCO TOWER, 2800 POST OAK BOULEVARD, HOUSTON, TEXAS    77056-6196
          (Address of principal executive offices)              (Zip Code)

                                 (713) 621-7800
               Registrant's telephone number, including area code

                                  INAPPLICABLE
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [X]    No  [ ]

The number of shares of common stock, $.125 par value, outstanding at October 31, 1997 was 86,616,608.

                              ROWAN COMPANIES, INC.

                                      INDEX
                                                                        PAGE NO.

PART I.  Financial Information:


         Consolidated Balance Sheet -- September 30, 1997 and
         December 31, 1996................................................ 2

         Consolidated Statement of Operations -- Three and Nine
         Months Ended September 30, 1997 and 1996......................... 4

         Consolidated Statement of Cash Flows -- Nine Months
         Ended September 30, 1997 and 1996................................ 5

         Notes to Consolidated Financial Statements....................... 6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................. 8

PART II. Other Information:

         Exhibits and Reports on Form 8-K.................................12

                          PART I. FINANCIAL INFORMATION


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                     September 30,  December 31,
                                                          1997         1996
                                                       ----------   ----------
                     ASSETS                                 (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents ........................   $  117,426   $   97,225
  Receivables - trade and other ....................      134,593      112,836
  Inventories - at cost:
    Raw materials and supplies .....................       71,573       65,734
    Work-in-progress ...............................       37,133       21,181
    Finished goods .................................        1,551        1,758
  Prepaid expenses .................................       10,829        8,750
  Cost of turnkey drilling contracts in progress ...         --          9,835
                                                       ----------   ----------
          Total current assets .....................      373,105      317,319
                                                       ----------   ----------

INVESTMENT IN AND ADVANCES TO 49% OWNED COMPANIES ..       26,191       28,049
                                                       ----------   ----------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment ...............................      966,923      954,249
  Aircraft and related equipment ...................      200,201      188,681
  Manufacturing plant and equipment ................       53,056       37,377
  Construction in progress .........................      147,827       77,318
  Other property and equipment .....................       91,816       94,517
                                                       ----------   ----------
          Total ....................................    1,459,823    1,352,142
  Less accumulated depreciation and amortization ...      832,987      805,942
                                                       ----------   ----------
          Property,  plant  and equipment - net ....      626,836      546,200
                                                       ----------   ----------

OTHER ASSETS AND DEFERRED CHARGES ..................        7,120        7,740
                                                       ----------   ----------

          TOTAL ....................................   $1,033,252   $  899,308
                                                       ==========   ==========

See Notes to Consolidated Financial Statements.

                                                                                                September 30,       December 31,
                                                                                                    1997                1996
                                                                                                 ----------           --------
                         LIABILITIES AND STOCKHOLDERS' EQUITY                                              (Unaudited)

CURRENT LIABILITIES:
   Notes payable and current maturities of long-term debt ................................       $    2,241           $  3,932
   Accounts payable - trade ..............................................................           25,534             28,106
   Other current liabilities .............................................................           64,813             53,236
                                                                                                 ----------           --------
          Total current liabilities ......................................................           92,588             85,274
                                                                                                 ----------           --------
LONG-TERM DEBT - less current maturities .................................................          274,374            267,321
                                                                                                 ----------           --------
OTHER LIABILITIES ........................................................................           46,098             39,573
                                                                                                 ----------           --------
DEFERRED CREDITS:
   Income taxes ..........................................................................            9,857              1,774
   Gain on sale/leaseback transactions ...................................................            6,755              9,147
                                                                                                 ----------           --------
          Total deferred credits .........................................................           16,612             10,921
                                                                                                 ----------           --------

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value:
     Authorized 5,000,000 shares issuable in series:
       Series I Preferred Stock, authorized 6,500 shares, none issued
       Series II Preferred Stock, authorized 6,000 shares, none issued
       Series III Preferred Stock, authorized 10,300 shares, none issued
       Series A Junior Preferred Stock, authorized
         1,500,000 shares, none issued
   Common stock, $.125 par value:
     Authorized 150,000,000 shares; issued 88,039,566
       shares at September 30, 1997 and 87,054,028 shares
       at December 31, 1996 ..............................................................           11,005             10,882
Additional paid-in capital ...............................................................          409,948            401,730
Retained earnings ........................................................................          185,112             86,092
Less cost of 1,457,919 treasury shares ...................................................            2,485              2,485
                                                                                                 ----------           --------
          Total stockholders' equity .....................................................          603,580            496,219
                                                                                                 ----------           --------
          TOTAL ..........................................................................       $1,033,252           $899,308
                                                                                                 ==========           ========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                          For The Three Months               For The Nine Months
                                                                          Ended September 30,                Ended September 30,
                                                                      ---------------------------        --------------------------
                                                                          1997            1996             1997              1996
                                                                       ---------        ---------        ---------        ---------
                                                                                                (Unaudited)
REVENUES:
   Drilling services ...........................................       $ 117,114        $  77,927        $ 309,659        $ 226,000
   Manufacturing sales and services ............................          40,738           36,538          111,976          104,205
   Aviation services ...........................................          37,604           40,218           83,371           88,452
                                                                       ---------        ---------        ---------        ---------
         Total .................................................         195,456          154,683          505,006          418,657
                                                                       ---------        ---------        ---------        ---------
COSTS AND EXPENSES:
   Drilling services ...........................................          51,471           47,674          165,315          150,478
   Manufacturing sales and services ............................          34,964           33,710           97,478           95,232
   Aviation services ...........................................          29,438           28,892           73,235           72,370
   Depreciation and amortization ...............................          11,808           12,083           34,598           36,113
   General and administrative ..................................           4,061            4,046           12,644           11,963
                                                                       ---------        ---------        ---------        ---------
         Total .................................................         131,742          126,405          383,270          366,156
                                                                       ---------        ---------        ---------        ---------
INCOME FROM OPERATIONS .........................................          63,714           28,278          121,736           52,501
                                                                       ---------        ---------        ---------        ---------
OTHER INCOME (EXPENSE):
   Interest expense ............................................          (6,601)          (6,903)         (20,139)         (20,714)
   Less: interest capitalized ..................................           2,663              711            6,770            1,270
   Gain on disposals of property, plant and equipment ..........             127              165            1,075            2,171
   Interest income .............................................           1,213              875            3,449            3,124
   Other - net .................................................              21               93              168              351
                                                                       ---------        ---------        ---------        ---------
         Other income (expense) - net ..........................          (2,577)          (5,059)          (8,677)         (13,798)
                                                                       ---------        ---------        ---------        ---------
INCOME BEFORE INCOME TAXES .....................................          61,137           23,219          113,059           38,703
   Provision for income taxes ..................................           6,850              509           10,561              971
                                                                       ---------        ---------        ---------        ---------
INCOME BEFORE EXTRAORDINARY CHARGE .............................          54,287           22,710          102,498           37,732
   Extraordinary charge from early redemption of debt ..........                                             3,478
                                                                       ---------        ---------        ---------        ---------
NET INCOME .....................................................       $  54,287        $  22,710        $  99,020        $  37,732
                                                                       =========        =========        =========        =========
PER SHARE OF COMMON STOCK (Note 6):
   Primary:
     Income before extraordinary charge ........................       $     .61        $     .26        $    1.16        $     .43
     Extraordinary charge from early redemption of debt ........            --               --                .04             --
                                                                       ---------        ---------        ---------        ---------
     Net  income ...............................................       $     .61        $     .26        $    1.12        $     .43
                                                                       =========        =========        =========        =========
   Fully diluted:
     Income before extraordinary charge ........................       $     .61        $     .26        $    1.15        $     .43
     Extraordinary charge from early redemption of debt ........            --               --                .04             --
                                                                       ---------        ---------        ---------        ---------
     Net  income ...............................................       $     .61        $     .26        $    1.11        $     .43
                                                                       =========        =========        =========        =========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                           For The Nine Months
                                                                                                            Ended September 30,
                                                                                                        ---------------------------
                                                                                                          1997               1996
                                                                                                        ---------          --------
                                                                                                                 (Unaudited)
CASH PROVIDED BY (USED IN):
  Operations:
     Net income ...............................................................................         $  99,020          $ 37,732
     Adjustments to reconcile net income to net cash provided by operations:
       Depreciation and amortization ..........................................................            34,598            36,113
       Gain on disposals of property, plant and equipment .....................................            (1,075)           (2,171)
       Compensation expense ...................................................................             3,496             3,510
       Change in sale/leaseback payable .......................................................            (8,019)           (4,258)
       Amortization of sale/leaseback gain ....................................................            (2,392)           (2,392)
       Provision for pension and postretirement benefits ......................................             4,698             6,510
       Deferred income taxes ..................................................................             8,083               356
       Extraordinary charge from early redemption of debt .....................................             3,478              --
       Other - net ............................................................................             1,893             1,716
     Changes in current assets and liabilities:
       Receivables- trade and other ...........................................................           (21,757)          (26,512)
       Inventories ............................................................................           (21,584)          (14,723)
       Other current assets ...................................................................             7,756            (2,019)
       Current liabilities ....................................................................            18,861            16,755
     Net changes in other noncurrent assets and liabilities ...................................              (340)            3,657
                                                                                                        ---------          --------
  Net cash provided by operations .............................................................           126,716            54,274
                                                                                                        ---------          --------
  Investing activities:
     Property, plant and equipment additions ..................................................          (116,909)          (71,486)
     Repayments from affiliates ...............................................................               229                32
     Proceeds from disposals of property,  plant and equipment ................................             2,958             3,583
                                                                                                        ---------          --------
  Net cash used in investing activities .......................................................          (113,722)          (67,871)
                                                                                                        ---------          --------

  Financing activities:
     Proceeds from borrowings .................................................................            59,209              --
     Repayments of borrowings .................................................................           (50,247)           (2,096)
     Premium on redemption of debt ............................................................            (3,000)             --
     Other - net ..............................................................................             1,245               588
                                                                                                        ---------          --------
  Net cash provided by (used in) financing activities .........................................             7,207            (1,508)
                                                                                                        ---------          --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............................................            20,201           (15,105)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................................            97,225            90,338
                                                                                                        ---------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................................         $ 117,426          $ 75,233
                                                                                                        =========          ========

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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 1997 and December 31, 1996, and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996.

3. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

4. In the opinion of the Company, the accompanying unaudited consolidated financial statements would not have been materially affected by the provisions of Statement of Financial Accounting Standards Nos. 128-131, which are effective for periods beginning or ending after December 15, 1997.

5. On November 3, 1997, the Company called its outstanding $150 million of 11 7/8% Senior Notes for redemption on December 3, 1997. The Company expects to realize an estimated $6.3 million net extraordinary loss upon such redemption, consisting primarily of a 4% prepayment penalty.

6. Computation of primary and fully diluted earnings per share is as follows (in thousands except per share amounts):

                                                                                  For The                       For The
                                                                             Three Months Ended             Nine Months Ended
                                                                                September 30,                 September 30,
                                                                            -----------------------         ------------------------
                                                                             1997            1996             1997            1996
                                                                            -------         -------         --------         -------
Weighted average shares of common
   stock outstanding ..............................................          86,500          85,495           86,022          85,261

Stock options and related (treasury stock method) .................           2,842           2,195            2,406           1,828
                                                                            -------         -------         --------         -------
Weighted average shares for primary
   earnings per share calculation .................................          89,342          87,690           88,428          87,089

Stock options and related (treasury stock method) .................             126             241              347             466

Shares issuable from assumed conversion
   of the Series II Convertible Subordinated
   Debenture ......................................................              49             400              276             400
                                                                            -------         -------         --------         -------
Weighted average shares for fully diluted
   earnings per share calculation .................................          89,517          88,331           89,051          87,955
                                                                            =======         =======         ========         =======
Income before extraordinary charge ................................         $54,287         $22,710         $102,498         $37,732

Extraordinary charge ..............................................                                            3,478
                                                                            -------         -------         --------         -------
Net income for primary calculation ................................          54,287          22,710           99,020          37,732

Subordinated debenture interest, net of
  income tax effect ...............................................              14              80              172             242
                                                                            -------         -------         --------         -------
Net income for fully diluted calculation ..........................         $54,301         $22,790         $ 99,192         $37,974
                                                                            =======         =======         ========         =======
Primary earnings per share:

   Income before extraordinary charge .............................         $   .61         $   .26         $   1.16         $   .43

   Extraordinary charge ...........................................            --              --                .04            --
                                                                            -------         -------         --------         -------
   Net income .....................................................         $   .61         $   .26         $   1.12         $   .43
                                                                            =======         =======         ========         =======
Fully diluted earnings per share:

   Income before extraordinary charge .............................         $   .61         $   .26         $   1.15         $   .43

   Extraordinary charge ...........................................            --              --                .04            --
                                                                            -------         -------         --------         -------
   Net income .....................................................         $   .61         $   .26         $   1.11         $   .43
                                                                            =======         =======         ========         =======

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
      NINE MONTHS ENDED SEPTEMBER 30, 1996

      The Company achieved net income of $99.0 million in the first nine months of 1997 compared to $37.7 million in the same period of 1996. The current period results were after charges of $20 million from concluding the Company's turnkey business and $3.5 million from partially redeeming 11 7/8% Senior Notes. The improved performance primarily resulted from the continued strengthening of offshore drilling day rates, in addition to the enhanced contribution made by the Company's manufacturing operations.

      A comparison of the revenues and operating profit from drilling, manufacturing, aviation and consolidated operations for the first nine months of 1997 and 1996, respectively, is reflected below (dollars in thousands):

                              Drilling              Manufacturing             Aviation             Consolidated
                          --------------------    --------------------    ------------------    --------------------
                            1997        1996        1997        1996       1997       1996        1997        1996
                          --------    --------    --------    --------    -------    -------    --------    --------
Revenues ..............   $309,659    $226,000    $111,976    $104,205    $83,371    $88,452    $505,006    $418,657

Percent of Consolidated
Revenues ..............         61%         54%         22%         25%        17%        21%        100%        100%

Operating Profit (1) ..   $121,431    $ 49,637    $ 11,505    $  7,196    $ 1,444    $ 7,631    $134,380    $ 64,464

-------
(1) Income from operations before deducting general and administrative expenses.

      As reflected above, the Company's consolidated operating results more than doubled when comparing the first nine months of 1997 and 1996. Day rate drilling revenues increased by $94.4 million or 44% between periods as the Company's offshore fleet achieved 99% utilization during the first nine months of 1997, compared to 97% in the same period of 1996, and a 43% increase in average day rates between periods. Related expenses increased by only $6.7 million, or less than 5%, between periods.

      Drilling results for the first nine months of 1997 include an approximately $20 million loss from the Company's turnkey division, primarily reflecting the costs incurred on one well where the Company was unable to reach the contract depth due to a series of misfortunes, including underground blow-outs, stuck pipe, lost holes and, finally, an unstable, heaving shale section. In the year-earlier period, the turnkey division generated revenues of $10.7 million and an incremental operating loss of $1.3 million. The Company currently has no turnkey wells in progress nor any plans for additional turnkey work at this time.

      The improvements between periods in the Company's manufacturing revenues and profitability of 7% and 60%, respectively, primarily reflect production efficiencies attained through economies of scale and growth in the marine product line. The manufacturing division had an external backlog of $71 million at September 30, 1997, almost half of which is represented by three marine construction contracts whereby the

Company will provide, by the end of 1998, vessel design and components (a "LeTourneau kit") for the construction of two new Super 116 Class rigs and vessel design and components needed to upgrade an existing LeTourneau 116-C kit to an enhanced 116-C rig. Manufacturing operations during the first nine months of 1997 exclude approximately $59 million of products and services provided to the Company's drilling division, as compared to $21 million in the same period of 1996.

      The Company's aviation operations experienced a reduction in revenues and profitability between periods as the effects of a relatively mild forest fire season was only partially offset by increased flying for energy companies in the Gulf of Mexico and in connection with Alaska tourism.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
      THREE MONTHS ENDED SEPTEMBER 30, 1996

      The Company achieved net income of $54.3 million in the third quarter of 1997 compared to $22.7 million in the same period of 1996. The improved performance primarily resulted from the continued strengthening of offshore drilling day rates, in addition to the enhanced contribution of the Company's manufacturing operations.

      A comparison of the revenues and operating profit from drilling, manufacturing, aviation and consolidated operations for the third quarter of 1997 and 1996, respectively, is reflected below (dollars in thousands):

                              Drilling              Manufacturing             Aviation             Consolidated
                          ---------------------    --------------------    ------------------    --------------------
                             1997        1996        1997        1996       1997       1996        1997        1996
                          ---------    --------    --------    --------    -------   --------    --------    --------
Revenues ..............   $ 117,114    $ 77,927    $ 40,738    $ 36,538    $37,604   $ 40,218    $195,456    $154,683

Percent of Consolidated
Revenues ..............          60%         50%         21%         24%        19%        26%        100%        100%

Operating Profit ......   $  57,917    $ 21,665    $  4,688    $  2,130    $ 5,170   $  8,529    $ 67,775    $ 32,324

      As shown above, the Company's consolidated operating results more than doubled when comparing the third quarters of 1997 and 1996. Day rate drilling revenues increased by $41.7 million or 55% as the Company's offshore fleet achieved 99% utilization during the third quarter of 1997, compared to 98% in the third quarter of 1996, and a 50% increase in average day rates between periods. Related expenses increased by only $6.0 million, or about 13%, between periods.

      The improvements between periods in the Company's manufacturing revenues and profitability of 11% and 120%, respectively, primarily reflect production efficiencies attained through economies of scale and growth in the marine product line. During the third quarter, the manufacturing division began shipping components for the first of two Super 116-C rig kits sold earlier this year. The division's external backlog grew by $10 million during the quarter to $71 million at September 30, 1997, a level 71% higher than a year ago. Manufacturing operations during the third quarter of 1997 exclude approximately $20 million of products and services provided to the Company's drilling division, as compared to $10 million in same period of 1996.

      The Company's aviation operations experienced the normal seasonal improvement in flying activity in Alaska during each period, although the 1997 results were hampered by a relatively mild forest fire season.

      Perceptible trends in the offshore drilling markets in which the Company is currently operating and the number of Company-operated rigs in each of those markets are as follows:


       AREA            RIGS             PERCEPTIBLE INDUSTRY TRENDS
-------------------  ----------  ------------------------------------------

Gulf of Mexico          15       Continuing high levels of exploration
                                 and development activity

North Sea                5       Continuing high levels of drilling
                                 activity for jack-up rigs

Eastern Canada           1       Stable demand

      Perceptible trends in the aviation markets in which the Company is currently operating and the number of Company-operated aircraft based in each of those markets are as follows:

      AREA          AIRCRAFT (1)        PERCEPTIBLE INDUSTRY TRENDS
-----------------   -------------   ------------------------------------
Alaska                  71            Normal seasonal decline

Gulf of Mexico          44            Moderately improving market
                                      conditions

North Sea (Dutch)       10            Generally stable flight support
                                      activity

North Sea (U. K.)        5            Generally stable flight support
                                      activity
----------------------------
(1)  Includes 15 units which are 49% owned.

      The preceding table reflects the impending relocation of two aircraft to the United States following the conclusion of their work in China.

      The drilling and aviation markets in which the Company competes frequently experience significant changes in supply and demand. Offshore drilling utilization and day rates are primarily a function of the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. These expenditures, in turn, are affected by many factors such as existing and newly discovered oil and natural gas reserves, political and regulatory policies, seasonal weather patterns, contractual requirements under leases or concessions, trends in finding and extraction costs and, probably most influential, oil and natural gas prices. The Company's aviation operations are also affected by such factors, as flying in support of offshore energy operations remains a major source of business and Alaska operations are hampered each winter. The volatile nature of such factors prevents the Company from being able to accurately predict whether existing market conditions or the perceptible market trends reflected in the preceding tables will continue. In response to fluctuating market conditions, the Company can, as it has done in the past, relocate its drilling rigs and aircraft from one geographic area to another, but only when such moves are economically justified. Assuming such conditions and trends prevail, the Company should continue to experience profitability over the remainder of 1997.

      The Company's manufacturing operations are considerably less volatile than its drilling and aviation operations and, given the current backlog and barring unforeseen circumstances, should continue to contribute positive operating results throughout the remainder of 1997.

LIQUIDITY AND CAPITAL RESOURCES

      A comparison of key balance sheet figures and ratios as of September 30, 1997 and December 31, 1996 is as follows (dollars in thousands):


                                                 September 30,   December 31,
                                                      1997           1996
                                                   --------       --------
   Cash and cash equivalents .................     $117,426       $ 97,225
   Current assets ............................     $373,105       $317,319
   Current liabilities .......................     $ 92,588       $ 85,274
   Current ratio .............................         4.03           3.72
   Notes payable and current maturities of
     long-term debt ..........................     $  2,241       $  3,932
   Long-term debt ............................     $274,374       $267,321
   Stockholders' equity ......................     $603,580       $496,219
   Long-term debt/total capitalization .......          .31            .35

      Reflected in the comparison above are the effects in the first nine months of 1997 of net cash provided by operations of $126.7 million, capital expenditures of $116.9 million, proceeds from borrowings of $59.2 million and the redemption of $50 million of 11 7/8% Senior Notes.

      Capital expenditures during the first nine months of 1997 were primarily related to construction of ROWAN GORILLA V, an enhanced version of the Company's GORILLA CLASS jack-ups featuring a combination drilling and production capability. The rig is being constructed at the Company's Vicksburg, Mississippi shipyard and should be completed during the third quarter of 1998. The Company is financing up to 87.5% of the estimated $175 million cost of GORILLA V through a 12-year bank loan guaranteed by the Maritime Administration of the U. S. Department of Transportation under its Title XI Program. Following GORILLA V will be ROWAN GORILLA VI and ROWAN GORILLA VII in 1999 and 2000, respectively, at a combined construction cost of approximately $380 million. The Company intends to pursue outside financing for GORILLA VI and GORILLA VII if necessary, but believes that internally generated working capital may be sufficient to finance construction of both rigs if operating conditions continue to improve as expected.

      The Company estimates remaining 1997 capital expenditures will be between $50 million and $60 million, including approximately $20-25 million for each of GORILLA V and GORILLA VI. The Company may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing offshore rigs.

      On April 1, 1997, the Company redeemed $50 million of its 11 7/8% Senior Notes due 2001. The $3.5 million net extraordinary charge incurred on the transaction consisted primarily of the 6% redemption premium. On November 3, 1997, the Company called the remaining $150 million of outstanding Senior Notes. On December 3, 1997, the Company will redeem the notes and pay a 4% prepayment penalty from the proceeds of a $155 million bank revolving credit line. The Company expects to realize an estimated $6.3 million net extraordinary loss upon such redemption.

      Based upon current operating levels and the previously discussed market trends, management believes that anticipated 1997 operations, together with existing working capital and available financial resources, will generate sufficient cash flow to sustain planned capital expenditures and debt service requirements at least through the remainder of 1997.

      At September 30, 1997, approximately $128 million of the Company's retained earnings was available for the payment of dividends under the most restrictive provisions of the Company's debt agreements.

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

OTHER RELEVANT FACTORS HAVE BEEN DISCLOSED IN THE COMPANY'S FILINGS WITH THE
U. S. SECURITIES AND EXCHANGE COMMISSION.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a) The following is a list of Exhibits filed with this Form 10-Q:

                  27 -  Financial Data Schedule

            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the third quarter of fiscal year 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ROWAN COMPANIES, INC.
                                                 (Registrant)


Date:  November 14, 1997                         /s/ E. E. THIELE
                                                 -------------------------------
                                                 E. E. Thiele
                                                 Senior Vice President- Finance,
                                                 Administration and Treasurer
                                                 (Chief Financial Officer)


Date:  November 14, 1997                         /s/ W. H. WELLS
                                                 -------------------------------
                                                 W. H. Wells
                                                 Controller
                                                 (Chief Accounting Officer)