Form 10-K405
period 1997-12-31
ROWAN COMPANIES INC
filed 1998-03-27
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K

             [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED DECEMBER 31,1997
                                       OR
             [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM ____ TO ____

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


        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No  [ ].

        The aggregate market value as of February 27, 1998 of the Common Stock held by non-affiliates of the registrant was approximately $2,397 million.

        The number of shares of Common Stock, $.125 par value, outstanding at February 27, 1998 was 86,864,282.

                      DOCUMENTS INCORPORATED BY REFERENCE

             Document                                     Part of Form 10-K
             --------                                     -----------------

Annual Report to Stockholders for
fiscal year ended December 31, 1997                       Parts I, II and IV

Proxy Statement for the 1998 Annual
Meeting of Stockholders                                   Part III

                               TABLE OF CONTENTS

PART I                                                                       Page
     Item 1.   Business ....................................................   1
        Drilling Operations.................................................   2
           Offshore Operations .............................................   2
           Onshore Operations ..............................................   3
           Contracts .......................................................   4
           Competition .....................................................   4
           Regulations and Hazards .........................................   5
        Manufacturing Operations............................................   7
           Raw Materials....................................................   8
           Competition......................................................   8
           Regulations and Hazards..........................................   9
        Aviation Operations ................................................  10
           Contracts .......................................................  11
           Competition .....................................................  11
           Regulations and Hazards .........................................  11

        Employees ..........................................................  12

     Item 2.   Properties ..................................................  13
        Drilling Rigs ......................................................  13
        Manufacturing Facilities............................................  17
        Aircraft ...........................................................  17

     Item 3.   Legal Proceedings ...........................................  18

     Item 4.   Submission of Matters to a Vote of Security Holders .........  18

     Additional Item.  Executive Officers of the Registrant ................  18

PART II

     Item 5.   Market for Registrant's Common Stock and Related
                 Stockholder Matters .......................................  20

     Item 6.   Selected Financial Data .....................................  20

     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .......................  20

     Item 8.   Financial Statements and Supplementary Data .................  20

     Item 9.   Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure .......................  20

PART III

     Item 10.  Directors and Executive Officers of the Registrant ..........  21
     Item 11.  Executive Compensation ......................................  21

     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management ............................................  21

     Item 13.  Certain Relationships and Related Transactions ..............  21

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K ......................................   22


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

Offshore operations of the Company consist primarily of contract drilling services utilizing mobile rigs, principally a fleet of 20 self-elevating drilling platforms ("jack-up rigs"), including three heavy-duty cantilever jack-up rigs ("Gorilla Class rigs"). See "DRILLING OPERATIONS" below for information with respect to the ongoing construction of two rigs (one in a much more advanced stage of completion than the other) and the planned construction of one other, each being an enhanced version ("Super Gorilla Class") of the Company's Gorilla Class jack-ups. Since 1992, the Company has provided Total Project Management, an approach to drilling operations which emphasizes drilling and completing wells on a turnkey basis. Due to the increasing demand for the Company's daywork drilling services and the unfavorable results of its turnkey drilling operations during the recent past, the Company elected in early 1997 to focus on daywork drilling contracts. The Company is not pursuing additional turnkey work at this time.

In February 1994, the Company purchased through its wholly-owned subsidiary, LeTourneau, Inc., the net assets of Marathon LeTourneau Company. LeTourneau, Inc. operates a mini-steel mill that recycles scrap and produces steel plate; a manufacturing facility that produces heavy equipment for the mining, timber and transportation industries including, among other things, front-end loaders up to 50-ton capacity and trucks up to 200-ton capacity; and a marine group that has designed and built over one-third of all mobile offshore jack-up drilling rigs, including all 20 operated by the Company. As discussed more fully below in "DRILLING OPERATIONS", the marine group is currently constructing for the Company at its Vicksburg, Mississippi shipyard the first two of three Super Gorilla Class jack-up rigs. In addition, LeTourneau has entered into contracts with others to provide the design and major components for two new jack-up rigs.

The Company's wholly-owned subsidiary, Era Aviation, Inc., provides contract and charter helicopter and fixed-wing aircraft services, with its fleet consisting on March 27, 1998 of 95 helicopters and 21 fixed-wing aircraft. The Company's aircraft services include flightseeing, medivac services, forest fire control and support for oil and gas related operations out of its primary bases in Alaska, Louisiana and Nevada. In addition, the Company provides commuter airline services in Alaska using its fixed-wing aircraft. On January 30, 1998, the Company received, as a part of a termination agreement, a distribution of assets approximating its 49% interest in a Dutch-based joint venture company, KLM ERA Helicopters B.V. ("KLM ERA"), which operated a fleet of 15 helicopters in the Dutch and British sectors of the North Sea.

Information regarding revenues, operating profit, assets and foreign sales of the Company's industry segments for each of the three years in the period ended December 31, 1997 is incorporated by reference herein and provided in Footnote 10 of the Notes to Consolidated Financial Statements on pages 27, 28 and 29 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997 ("Annual Report"), incorporated portions of which are filed as Exhibit 13 hereto.

In 1997 and 1996, no customer accounted for 10% or more of consolidated revenues. In 1995, the Company had revenues (primarily from drilling operations) representing 11% of consolidated revenues from AMOCO Corp.

DRILLING OPERATIONS

In 1997, drilling operations generated an operating profit (income from operations before deducting general and administrative expenses) of $185.0 million, after a $20.2 million write-off related to the suspension of turnkey operations.

Offshore Operations

At December 31, 1997, the Company's drilling fleet consisted of 20 deep-water jack-up rigs (eight conventional and twelve cantilever, including three Gorilla Class rigs in the latter category) and one semi-submersible rig. The Company owns all of the rigs comprising its fleet except for two cantilever jack-up rigs leased under sale/leaseback arrangements expiring during 2000. In 1995, the Company sold its three submersible barge rigs.

In April 1995, the Company announced plans for the design and construction of Rowan Gorilla V, an enhanced version of the Company's Gorilla Class jack-ups, which will be the world's largest bottom supported mobile offshore drilling unit. The rig will be able to operate year-round in 400 feet of water south of the 61st parallel, within the worst case combination of 100-year storm criteria for waves, wave periods, winds and currents. Construction of the rig, which began in early 1996, is being carried out at LeTourneau's Vicksburg, Mississippi shipyard. To date, the Company has assembled a significant portion of the rig, which is expected to be completed during the third quarter of 1998. The Company is financing up to 87.5% of the construction cost through a 12-year bank loan guaranteed by the Maritime Administration of the U.S. Department of Transportation under its Title XI Program.

On October 28, 1996, the Company announced plans for the construction of Rowan Gorilla VI and Rowan Gorilla VII at the Company's Vicksburg facility. Each rig will be a combination drilling and production unit like Gorilla V, capable of operating in hostile environments like the North Sea in water depths of up to 400 feet. Gorilla VI, which is in the early stages of construction, is expected to be delivered during the second quarter of 1999. Gorilla VII is expected to be delivered in the third quarter of 2000.

This major construction project to build three Super Gorilla Class rigs represents the Company's first new construction since a major drilling rig expansion program was conducted in the early to mid-1980s. In the intervening years, the Company's capital expenditures have been primarily for improvements to existing drilling rigs and the purchase of aircraft. Adding to these capital expenditures were the purchases of the 49% interest in KLM ERA and the net assets of Marathon LeTourneau in 1991 and 1994, respectively. For a discussion of the Company's availability of funds in 1998 for future operations and for estimated capital expenditures, including those related to construction of Gorilla V, Gorilla VI and Gorilla VII, see "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 and 15 of the Annual Report, which information is incorporated herein by reference. Also, see ITEM 2. PROPERTIES on page 13 of this Form 10-K for additional information with respect to the operating status of the Company's rigs.

The Company's three existing Gorilla Class rigs are a heavier class of jack-up rig, intended to drill up to 30,000 feet in water depths up to 328 feet in extreme hostile environments (winds up to 100 miles per hour and seas up to 90 feet). Each Gorilla Class rig is equipped with a "top-drive", a drilling system which assists in faster drilling while reducing the hazard of the drill string sticking, and is particularly advantageous in the case of horizontal drilling.

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

In 1989, the Company acquired a patent (U. S. Patent No. 4,103,503) applicable to the transfer of a drilling rig substructure from a jack-up type drilling unit to a fixed platform. In conjunction with technology contained in the patent, the Company has developed additional substructure transfer or "skid base" technology which has allowed the Company's conventional jack-up rigs to work over wells on a production platform that heretofore required a cantilever jack-up or platform rig. At March 27, 1998, two Class 116 jack-up rigs, two Class 84 jack-up rigs and one of its Class 52 jack-up rigs have been equipped for skid base units.

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

Since 1970, the Company has pursued a policy of concentrating on jack-up rigs. Jack-ups are utilized for both offshore exploratory and development drilling and, in certain areas, for well workover operations. The Company operates larger deep-water type jack-up rigs capable of drilling to depths of 20,000 to 30,000 feet in maximum water depths ranging from 225 to 450 feet, depending on the size of the rig and its location. A jack-up rig is a floating hull with three independent elevating legs and drilling equipment, which is comprised of engines, drawworks or hoist, derrick, pumps to circulate the drilling fluid, drill pipe and drilling bits, along with supplies, crew quarters, loading and unloading facilities, helicopter landing deck and other related equipment. The Company's rigs are equipped with propulsion thrusters to assist in towing. At the drilling site, the legs are lowered until they penetrate the ocean floor, and the platform hull is jacked up on the legs to the desired elevation above the water. The platform hull then serves as a drilling platform until the well is completed and the operation is reversed by lowering the platform hull into the water and towing it to the next drilling site. The cantilever feature contained on the Company's newer jack-ups provides for the extension of the portion of the drilling platform containing the drilling rig over fixed production platforms so that the drilling rig may be utilized to perform development or workover operations on the platforms with a minimum of interruption to production.

The Company's semi-submersible rig is utilized principally for offshore exploratory drilling from a floating position and is capable of drilling to a depth of 25,000 feet in water depths up to 1,200 feet. A semi-submersible drilling rig consists of a drilling platform raised above multiple hulls by columns. The hulls are flooded so as to be submerged beneath the surface, in which position the rig is anchored during drilling operations. The same type of equipment which is contained on a jack-up rig is mounted on the drilling platform. After completion of the well, the submerged hull is deballasted to reduce vessel draft and facilitate towing to another drilling location.

Onshore Operations

The Company has drilling equipment, personnel and camps available on a contract basis for exploration and development of onshore areas. It currently owns 14 deep-well land rigs located as follows: two in Oklahoma, two in Texas, six in Louisiana, and four in Alaska, which are winterized. Three trailer-mounted land rigs, along with the Company's Argentina subsidiary, were sold in late-1996.

Four deep-well land rigs have worked fairly consistently in Texas, Mississippi and Louisiana since mid-1994 and one other rig was reactivated during the third quarter of 1997. Two other deep-well land rigs were returned from Argentina during the second quarter of 1997 and worked most of the rest of the year in Louisiana and Texas. The Company is currently completing the reactivation of two additional rigs in Texas and Oklahoma. The Company's five remaining deep-well land rigs based in Alaska and Oklahoma have been idle since mid-1988 due to inadequate rates, and remain "mothballed" at March 27, 1998. The cost of maintaining these rigs is modest and the remaining investment in the rigs is not significant.

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

From 1992 through early 1997, the Company sought drilling contracts for work done on a turnkey basis. In the case of such contracts, the Company's compensation was contingent on the Company successfully drilling a well to a specified depth for a fixed price. In the event certain operational problems would occur causing the Company to be unable to reach the specified turnkey depth, the Company was not entitled to any portion of the turnkey price, thereby causing it to absorb substantial out-of-pocket expenses. For this reason, wells drilled on a turnkey basis generally involved greater economic risk to the Company than wells drilled on a day rate basis. As previously noted, the Company is not presently pursuing additional turnkey work.

The Company believes that the contract status of its onshore and offshore rigs is more informative than backlog calculations, and that backlog information is neither calculable nor meaningful given the cancellation options contained in, and the short duration of, fixed-term contracts and the indeterminable duration of well-to-well and multiple well contracts. See ITEM 2. PROPERTIES beginning on page 13 of this Form 10-K for the contract status of rigs as of March 27, 1998.

Competition

The Company encounters continual competition in securing domestic and foreign drilling contracts from approximately 25 offshore drilling contractors operating or having available to operate about 457 mobile rigs, approximately 25 major domestic drilling contractors operating or having available to operate about 177 land rigs in the deep-well markets, and five domestic drilling contractors operating or having available to operate about 15 winterized land rigs on the Alaskan North Slope. Some of the Company's competitors with greater financial and other resources may be in a better position than the Company to make the continuous capital investments required to make technological improvements to existing equipment or to replace equipment that becomes obsolete.

Technological advances in equipment, particularly offshore equipment, may cause older equipment having lower capital costs to be less suitable for some proposed drilling operations. As a result, the Company has employed the following strategy: during the 1980-1986 period - carried out a drilling rig expansion program, including the development of the heavier jack-up rig class known as the Gorilla rig; during the period 1987 through the present - engaged in a drilling rig modification program designed to provide the Company's fleet with jack-ups reflecting recent technological advancements and which meet known government-imposed safety and pollution control requirements; and during the period 1995 to present - began to carry out a drilling rig expansion program involving the development of an enhanced version of the Gorilla Class rig. The completion schedule for the three rigs comprising the current expansion program is as follows: Rowan Gorilla V - third quarter 1998; Rowan Gorilla VI - second quarter 1999 and Rowan Gorilla VII - third quarter 2000.

The offshore markets in which the Company competes are chosen on the basis of those which offer the greatest market potential and are generally located in the more politically stable areas of the world. Relocation of drilling rigs from one geographic location to another is dependent upon changing market dynamics, with moves occurring only when the likelihood of higher returns make such action economical. At March 27, 1998, 13 jack-ups were located in the Gulf of Mexico, five jack-ups were located in the North Sea, one jack-up was located offshore eastern Canada, one jack-up was en route to offshore eastern Canada and one semi-submersible rig was located in the Gulf of Mexico.

A number of factors affect a drilling contractor's ability, both onshore and offshore, to obtain contracts at a profitable rate within an area. Such factors include the location and availability of equipment, its suitability for the project, the comparative cost of the equipment, the competence of personnel and the reputation of the contractor. The ability to obtain a profitable rate of return is also dependent upon receiving adequate rates to compensate for the added cost of moving equipment to drilling locations. See "Contracts" on page 4 of this Form 10-K concerning the pricing policies pursued by the Company under various market conditions.

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

The Company believes that it complies with all material legislation and regulations affecting its operations in the drilling of oil and gas wells, and in controlling the discharge of wastes. To date, the Company has made significant modifications to its rigs located in the Gulf of Mexico in order to reduce waste and rain water discharge from such rigs and believes that it could operate those rigs at "zero discharge" without material additional expenditures. Other than these expenditures and those relating to the previously discussed United Kingdom safety standards, compliance has not, to date, materially affected the capital expenditures, earnings or competitive position of the Company, although these measures add to the costs of operating drilling equipment in some instances, and in others they may operate to reduce drilling activity. Further legislation or regulation may reasonably be anticipated, but the effects thereof on operations cannot be predicted.

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

MANUFACTURING OPERATIONS

In 1994, LeTourneau, Inc. ("LeTourneau"), a wholly-owned subsidiary of the Company, acquired the net assets of Marathon LeTourneau Company, which is headquartered in Longview, Texas. As more fully described below, LeTourneau operates a manufacturing facility that produces heavy equipment, a mini-steel mill that recycles scrap and produces steel plate and forging ingots and a marine group that has designed and built over one- third of all mobile offshore jack-up drilling rigs, including all 20 operated by the Company. The Company holds a number of patents on its inventions and the "LeTourneau" name is considered to be significant to its product lines.

The mining equipment product line of LeTourneau includes loaders and off-road trucks. The primary product is front-end loaders with bucket capacities of 17, 22, 28 and 33 cubic yards. A secondary product line is off- road trucks with capacities of 190 and 200 tons. LeTourneau's loaders and trucks are generally used in coal, gold, copper, iron ore and other mines and utilize the LeTourneau diesel electric-drive systems with solid state controls. The primary benefit of the diesel electric-drive system is to allow large, mobile equipment to stop, start and reverse without gear shifting and high maintenance braking. LeTourneau loaders can load LeTourneau rear-dump trucks and competitive trucks in the 85 ton to 310 ton size range. LeTourneau's mining equipment and parts are distributed through a world-wide network of independent distributors and a Company-owned distribution network serving the western United States.

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

LeTourneau's material handling equipment line includes several different types of intermodal equipment. These include 50 ton capacity, diesel electric, gantry cranes and large forklift type vehicles, called side porters, used for lifting, transporting and stacking large shipping containers and trailers at ports and rail yards. Gantry cranes equipped with a spreader can lift containers from the top and also have retractable arms which are used in loading and unloading piggyback trailers. Gantry cranes can span up to seven container rows plus a truck aisle and stack nine ft. six inch containers up to five high. The intermodal equipment is marketed primarily in North America through independent distributors and a Company-owned distribution network in the northwestern United States.

LeTourneau also sells parts and components to repair and maintain mining, forestry and intermodal equipment. Equipment parts are marketed through one independent distributor and a Company-owned distribution network in the United States with 17 parts stocking branches, one independent distributor in Canada with over 19 parts stocking branches, and 31 other international distributors with over 50 parts stocking locations.

LeTourneau's mini-steel mill located in Longview, Texas produces carbon, alloy and specialty steel plate products. LeTourneau concentrates on "niche" markets that require alloy, specialty steel grades, or "exotic" versions of carbon steel products including mold steels, tool steels, aircraft quality steels, 400 series stainless steel and hydrogen induced crack resistant steels. External steel sales, which are garnered through a direct sales force, consist primarily of steel plate, but also include forging ingots and value-added fabrication of steel products. Steel products are generally sold to steel service centers, fabricators, manufacturers and forge shops. The market for carbon steel plate products and fabricated products is regional and encompasses Texas, Oklahoma, Louisiana, Mississippi and Arkansas. LeTourneau ships alloy and specialty grades of plate products nationally and exports quantities to Mexico and Canada. The forging ingot market is concentrated in the Gulf Coast region of Texas. Carbon and alloy plate products are also used internally in the production of heavy equipment and parts.

LeTourneau has a shipyard in Vicksburg, Mississippi for the construction of mobile self-elevating offshore drilling platforms and for providing engineering support and spare parts to the drilling industry. With the announcement of the construction of Rowan Gorilla V in April 1995, the Company began, and has now completed, the rebuilding of this facility. The yard currently employs about 770, most of whom have been hired since 1995. Ongoing rig component manufacturing and marine repair service businesses, as well as a marine design engineering business, have been and continue to be located at the Company's Longview, Texas facility.

In 1997, manufacturing operations generated an operating profit of $16.3 million and had an external backlog for all of its product lines at February 28, 1998 of approximately $70 million.

In 1997, two shipyards were licensed by the Company to build LeTourneau-designed Super 116-Class drilling rigs. Each of these yards currently has construction activity for which the Company is supplying proprietary components.

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

In order to be competitive in the mining and forestry heavy equipment markets, LeTourneau offers warranties at the time of purchase as well as parts guarantees. These warranties are based upon stipulated periods of ownership or hours of usage, whichever occurs first. Parts consumption guaranties and maintenance and repair contracts are also made on the same basis. LeTourneau pursues a parts return policy, which provides that returned parts must be in new, usable condition, be in current production and be readily resalable.

At present, LeTourneau has a limited but growing number of competitors in the marine rig construction and support industry. However, as demand for marine rigs increases, new competitors can be expected to enter the market.

Historically, the make up of LeTourneau's customer base has been such that none of the product lines have been dependent upon any one customer or small group of customers.

Regulations and Hazards

LeTourneau's manufacturing operations and facilities are subject to regulation by a variety of local, state and federal agencies which regulate safety and the discharge of materials into the environment, including the Environmental Protection Agency (EPA), the Texas Natural Resources Conservation Commission (TNRCC) and the Mississippi Department of Environmental Quality. LeTourneau's manufacturing facilities are also subject to the requirements of OSHA and comparable state statutes.

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

As a part of the acquisition of the net assets of Marathon LeTourneau Company, the sellers agreed to remediate certain environmental conditions at the Longview, Texas and Vicksburg, Mississippi sites. In September 1996, the Company assumed certain environmental liabilities related to these facilities in exchange for $4.0 million of cash and a $5.5 million reduction in a promissory note. The remediation efforts include, among other things, post-closure care for a landfill at the Longview facility closed by Marathon LeTourneau Company prior to LeTourneau's acquisition.

LeTourneau jack-up designs are subject to regulatory approvals by various agencies depending upon the customer's selection of geographic areas where the rig will qualify for drilling. The rules vary by location and are subject to frequent change. These rules primarily relate to safety and environmental issues in addition to those which classify the jack-up as a vessel.

LeTourneau may be liable for damages resulting from pollution of air, land and inland waters associated with its manufacturing operations. LeTourneau believes that compliance with environmental protection laws and regulations will have no material effect on its capital expenditures, earnings or competitive position during 1998. Although further legislation or regulation pertaining to the protection of the environment may reasonably be anticipated, the effects thereof on LeTourneau's manufacturing operations cannot be accurately predicted.

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

AVIATION OPERATIONS

The Company, through its wholly-owned subsidiary, Era Aviation, Inc. ("Era"), provides charter and contract helicopter and fixed-wing aircraft services principally in Alaska, the coastal areas of Louisiana and Texas, and the western United States. In Alaska, a diversified range of services has been developed to include tourism, commercial fishing support and medical evacuation as well as support for forest fire control, mining operations and seismic testing. Additionally, the fixed-wing division of the Company conducts scheduled airline service between seven cities from a hub in Anchorage and to 17 villages from a hub in Bethel, Alaska. Services provided offshore Louisiana and Texas are primarily to oil and gas related industries. In the western United States, the majority of helicopter services are provided to governmental agencies in support of forest fire control, construction, seismic testing and onshore and offshore oil field support.

From 1991 until January 1998, the Company owned a 49% interest in KLM Helikopters B.V., a wholly-owned subsidiary of KLM Royal Dutch Airlines, as a means of gaining access to the North Sea aviation market. The joint venture company, KLM ERA Helicopters B.V., served principally the offshore oil and gas drilling, production and service companies operating in the Dutch and British Sectors of the North Sea with its fleet of as many as 15 helicopters. On January 30, 1998, the Company agreed to terminate its ownership in KLM ERA in return for cash and equipment approximating the carrying value of its investment.

Based on the number of helicopters operating, the Company is the largest helicopter operator in Alaska. It provides charter services from bases at Anchorage, Deadhorse (on the North Slope), Juneau, Kenai and Valdez. The Company's charter and contract services are provided throughout Alaska with particular emphasis in the oil, mining and high density tourist regions within the state.

Helicopters are usually operated on a seasonal basis in Alaska because of the prevalent climatic conditions. The peak utilization period in Alaska is May through September, with the winter months comprising the least active period. The seasonal nature of the Alaska business has been ameliorated in prior years by moving helicopters on a limited basis to the Gulf of Mexico area and to the west and northwest regions of the United States and various overseas locations.

Since 1983, the Company has operated a scheduled commuter airline service in Alaska encompassing the transportation of passengers, mail and cargo. The Company currently serves Valdez, Kenai, Homer, Kodiak, Iliamna, Whitehorse and Cordova from its base hub in Anchorage. In addition, it services 17 remote villages from its hub in Bethel, Alaska. The Company operates under a code sharing agreement with Alaska Airlines which is the largest carrier of passengers from the contiguous United States to Alaska. The Company's commuter airline is the largest airline operation of that type within the state of Alaska and is the second largest carrier of passengers into and out of the Anchorage International Airport, including the large jet carriers.

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

In 1997, aviation operations generated an operating loss of $1.9 million.

Contracts

The Company's flight services generally are engaged by customers by entering into master service agreements, term contracts or day-to-day charter arrangements. Master service agreements provide for incremental payments based on usage, in some instances with fixed terms ranging from one month to one year, and, in some instances, are cancelable upon notice by either party in 30 days or less. Some contracts are not cancelable by either party and generally provide for payments, depending upon the term, as follows: less than one month - either incremental payments based on usage or incremental payments based on usage plus a base daily rental; and one month to one year - incremental payments based on usage plus a base monthly rental. Under day-to-day charters, the compensation arrangement is the same as that of term contracts having a term of less than one month. Because master service agreements and day-to-day charters are the most common types of engagements for its flight services, the Company believes that the contract status of its aircraft as discussed in the following paragraph is more informative than backlog information, which it believes is neither calculable nor meaningful.

Company-operated aircraft available for contract use and day charters on March 27, 1998 consisted of 95 helicopters (of which 46 were based in Alaska and 49 in the Gulf of Mexico area) and 21 fixed-wing aircraft that were based in Alaska. The contract status as of March 27, 1998 consisted of: 86 master helicopter service agreements and 29 term contracts. The remaining aircraft were being operated under day charters or were available for operation under day charter or contract arrangements.

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

Regulations and Hazards

The operation of scheduled airline services in the United States requires a certificate under the Federal Aviation Act of 1958, as presently administered by the Department of Transportation. The granting of a certificate is conditioned upon a showing of financial ability and operational expertise. A similar certificate authorizing the right to operate a charter service is not presently required by any jurisdiction in the Company's operating areas.

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

EMPLOYEES

The total numbers of employees of the Company at March 10, 1998 and at December 31, 1997, 1996 and 1995 were as follows: 5,250, 5,004, 4,587 and 3,930, respectively. Some of the employees included in these numbers are not United States citizens. None of the Company's employees are covered by collective bargaining agreements with labor unions. The Company considers relations with its employees to be satisfactory.

ITEM 2.   PROPERTIES

        The Company leases as its corporate headquarters 59,600 square feet of space in an office tower located at 2800 Post Oak Boulevard in Houston, Texas.


DRILLING RIGS

The following is a summary of the principal drilling equipment owned or operated by the Company and in service at March 27, 1998. See "Liquidity and Capital Resources" as appearing in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 and 15 in the Annual Report, which pages are incorporated herein by reference.


OFFSHORE

                                  (b)
                                 Depth:          Year                                  Contracting Party/
                                 Water/           in                                   (l) Type of Contract
Name/Class (a)                  Drilling        Service        Location                (m) Estimated Release Date
--------------                -------------     -------     -------------              --------------------------
Cantilever Jack-up Rigs:

  Rowan Gorilla II            328'/30,000'       1984       Eastern Canada (k)    Mobil Oil Canada Properties
  200-C (d) (e)                                                                   (l) Term (m) December 1999

  Rowan Gorilla III           328'/30,000'       1984       Eastern Canada        PanCanadian Petroleum Limited
  200-C (d) (e)                                                                   (l) Term (m) December 1998

  Rowan Gorilla IV            328'/30,000'       1986       North Sea             Phillips Petroleum Company Limited
  200-C (d) (e)                                                                   United Kingdom
                                                                                  (l) Term (m) January 1999

  Rowan-California            225'/30,000'       1983       North Sea             Shell U.K. Limited
  116-C (c) (e)                                                                   (l) Term (m) March 1999

  Rowan-Halifax               225'/30,000'       1982       North Sea             Mobil North Sea Limited
  116-C (c) (e) (i)                                                               (l) Term (m) November 1998

  Cecil Provine               225'/30,000'       1982       North Sea             Arco British Limited
  116-C (c) (e) (j)                                                               (l) Term (m) December 1999

  Arch Rowan                  225'/30,000'       1981       North Sea             BHP Petroleum Limited
  116-C (c) (e)                                                                   (l) Multiple Well (m) March 2000

  Gilbert Rowe                350'/30,000'       1981       Gulf of Mexico        CXY Energy Inc.
  116-C (c) (e) (h)                                                               (l) Multiple Well (m) June 1998

ITEM 2.   PROPERTIES

                                  (b)
                                 Depth:          Year                                  Contracting Party/
                                 Water/           in                                   (l) Type of Contract
Name/Class (a)                  Drilling        Service        Location                (m) Estimated Release Date
--------------                -------------     -------     -------------              --------------------------
Cantilever Jack-up Rigs:

  Charles Rowan                350'/30,000'       1981       Gulf of Mexico             Chevron U.S.A. Inc.
  116-C (c) (e) (h)                                                                     (l) Single Well (m) May 1998

  Rowan-Paris                  350'/30,000'       1980       Gulf of Mexico             Samedan Oil Corporation
  116-C (e) (h)                                                                         (l) Multiple Well (m) June 1998

  Rowan-Middletown             350'/30,000'       1980       Gulf of Mexico             Soco Offshore, Inc.
  116-C (e) (h)                                                                         (l) Multiple Well (m) June 1998

  Rowan-Fort Worth             350'/30,000'       1978       Gulf of Mexico             Enserch Exploration, Inc.
  116-C (e) (h)                                                                         (l) Multiple Well (m) April 1998

Conventional Jack-up Rigs:

  Rowan-Juneau                 300'/30,000'       1977       Gulf of Mexico             Shell Offshore, Inc.
  116 (c) (e) (f)                                                                       (l) Single Well (m) May 1998

  Rowan-Odessa                 350'/30,000'       1977       Gulf of Mexico             Walter Oil & Gas Corporation
  116 (e) (f) (h)                                                                       (l) Multiple Well (m) April 1998;
                                                                                        Anadarko Petroleum Corporation
                                                                                        (l) Multiple Well (m) August 1998

  Rowan-Louisiana              350'/30,000'       1975       Gulf of Mexico             Coastal Oil & Gas Corporation
  84 (e) (f) (h)                                                                        (l) Term (m) July 1998

  Rowan-Alaska                 350'/30,000'       1975       Gulf of Mexico             Samedan Oil Corporation
  84 (e) (f) (h)                                                                        (l) Multiple Well (m) June 1998

  Rowan-Texas                  250'/20,000'       1973       Gulf of Mexico             Apache Corporation
  52 (e)                                                                                (l) Term (m) September 1998

  Rowan-Anchorage              250'/20,000'       1972       Gulf of Mexico             Apache Corporation
  52 (e)                                                                                (l) Term (m) July 1998

ITEM 2.     PROPERTIES

                                  (b)
                                 Depth:          Year                           Contracting Party/
                                 Water/           in                            (l) Type of Contract
Name/Class (a)                  Drilling        Service        Location         (m) Estimated Release Date
--------------                -------------     -------     -------------       --------------------------
Conventional Jack-up Rigs:

  Rowan-New Orleans            250'/20,000'       1971      Gulf of Mexico      Mariner Energy Inc.
  52 (f) (g)                                                                    (l) Single Well (m) April 1998;
                                                                                ATP
                                                                                (l) Single Well (m) May 1998;
                                                                                Offshore Energy Development Corp.
                                                                                (l) Multiple Well (m) September 1998

  Rowan-Houston                250'/20,000'       1970      Gulf of Mexico      Newfield Exploration Company
  52 (e)                                                                        (l) Multiple Well (m) June 1998;
                                                                                Walter Oil & Gas Corp.
                                                                                (l) Single Well (m) July 1998;
                                                                                Union Pacific Resources Corp.
                                                                                (l) Single Well (m) August 1998

Semi-Submersible Rig:

  Rowan-Midland (e)          1,200'/25,000'       1976       Gulf of Mexico     Marathon Oil Company
                                                                                (l) Single Well (m) May 1998
                                                                                ORYX Energy Company
                                                                                (1) Single Well (m) July 1998
                                                                                Walter Oil & Gas Corporation
                                                                                (l) Single Well (m) August 1998

(a) Classes 200-C ("Gorilla"), 116-C, 116, 84 and 52 are nomenclature assigned by LeTourneau, Inc. to jack-ups of its design and construction.
(b) Indicates rated water depth in current location and rated drilling depth, respectively.
(c) Unit modified to increase operating capability in hostile environments.
(d) Gorilla Class unit designed for extreme hostile environment capability.
(e)      Unit equipped with a "top-drive" drilling system.
(f)      Unit equipped with a "skid base" unit.
(g)      Unit equipped with drilling/heavy-lift crane option.
(h)      Unit equipped with leg extensions.
(i)      Rig sold in December 1984 and leased back for 15 years.
(j)      Rig sold in December 1985 and leased back for 15 years.
(k)      Unit is being mobilized to eastern Canada from the Gulf of Mexico.
(l) Refer to "Contracts" on page 4 of this Form 10-K for definition of types of contracts.
(m)      Indicates estimated completion date of work to be performed.

ITEM 2.     PROPERTIES

ONSHORE (a)

                                                                             Contracting Party/
                                Maximum                                      (b) Type of Contract
Description                  Drilling Depth        Location                  (c) Estimated Release Date
------------                ----------------       ---------                 --------------------------
Rig   7                         20,000'            Louisiana                 Burlington Resources, Inc.
                                                                             (b) Single Well (c) April 1998

Rig   9                         25,000'            Louisiana                 Snyder Oil Corporation
                                                                             (b) Single Well (c) August 1998

Rig  12                         20,000'            Southeast Texas           Not Committed

Rig  14                         30,000'            Louisiana                 Burlington Resources, Inc.
                                                                             (b) Single Well (c) June 1998

Rig  15                         30,000'            Oklahoma                  Rigging up

Rig  26                         25,000'            Louisiana                 Not Committed

Rig  30                         20,000'            Louisiana                 Samedan Oil Corporation
                                                                             (b) Single Well (c) April 1998

Rig  31                         30,000'            Louisiana                 Chesapeake Operating, Inc.
                                                                             (b) Multiple Well (c) July 1998

Rig  41                         20,000'            Texas                     Rigging up

One rig                         25,000'            Oklahoma                  Not Committed

Four rigs                       25,000'            Alaska                    Not Committed




(a) Onshore rigs were constructed at various dates between 1960 and 1982, utilizing, in some instances, new as well as used equipment. Most of the older rigs have been substantially rebuilt subsequent to their respective dates of construction.
(b) Refer to "Contracts" on page 4 of this Form 10-K for definition of types of contracts.
(c)      Indicates estimated completion date of work to be performed.

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

The Company-owned Portland distributor for forest products in the northwestern United States is located on a six acre site in Troutdale, Oregon with approximately 22,000 square feet of building space.

The Company-owned Tucson, Arizona distributor is housed in a 20,000 square foot leased facility. It functions as the distributor for LeTourneau's mining equipment products in the western United States.


AIRCRAFT

At March 27, 1998, the U.S.-based Company-owned helicopter fleet consisted of 16 twin-engine turbine IFR rated Bell 212 helicopters (14 passenger), 16 twin-engine turbine IFR rated Bell 412 helicopters (14 passenger), 28 twin-engine turbine MBB BO-105CBS helicopters (five passenger), two Aerospatiale 332L Super Puma helicopters (19 passenger), three twin-engine turbine Sikorsky S-61N helicopters (26 passenger) and 27 various single-engine turbine helicopters (four to six passenger). The U.S.-based fixed-wing fleet of Company-owned aircraft consisted of five Convair 580s (50 passenger), ten DeHavilland Twin Otters (9-19 passenger), two DeHavilland Dash 8s (37 passenger), two Douglas DC-3s (28 passenger), one Lear Jet 35A (six passenger) and one Beechcraft King Air 200C (six passenger). In addition, the Company had leases on three Aerospatiale 350BA Astar helicopters (five passenger).

The Company's principal aircraft bases in Alaska, all located on leased property, are a fixed-wing air service center (57,000 square feet of hangar, repair and office facilities) at Anchorage International Airport, with two adjacent hangars housing the Company's helicopter and fixed-wing operations totaling approximately 45,000 square feet, and hangar, office and repair facilities at Fairbanks International Airport (13,000 square feet). The Company also maintains similar, smaller helicopter facilities in Alaska at Deadhorse, Juneau, Valdez and Yakutat.

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

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved from time to time in litigation arising out of the conduct of the Company's operations and other matters, not all the potential liabilities with respect to which are covered by the terms of the Company's insurance policies. While the Company is unable to predict the ultimate liabilities which may result from such litigation, the Company believes that no such litigation in which the Company was involved as of March 27, 1998 will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's common stockholders during the fourth quarter of the fiscal year ended December 31, 1997.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

The names, positions, years of credited service and ages of the officers of the Company and certain officers of the Company's wholly-owned subsidiaries, Era Aviation, Inc. and LeTourneau Inc., as of March 27, 1998 are listed below. Officers of all three entities are normally appointed annually by each entity's Board of Directors at the bylaws-prescribed meetings held in the spring and serve at the discretion of the Board of Directors. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

                                                                       Years of
                                                                       Credited
       Name                      Position                              Service       Age
------------------   -----------------------------------------------   --------      ----
EXECUTIVE OFFICERS:
C. R. Palmer          Chairman of the Board, President                     37         63
                         and Chief Executive Officer
R. G. Croyle          Executive Vice President and Director                24         55
Paul L. Kelly         Senior Vice President, Special Projects              15         58
D. F. McNease         Senior Vice President, Drilling and Director         24         46
E. E. Thiele          Senior Vice President, Finance,                      28         58
                         Administration and Treasurer
John L. Buvens        Vice President, Legal                                17         42
C. W. Johnson(1)      Vice President, Aviation                             20         54

Mark A. Keller        Vice President, Marketing -                           6         45
                         North American Drilling
Bill S. Person        Vice President, Industrial Relations                 30         49
William C. Provine    Vice President, Investor Relations                   11         51

OTHER OFFICERS:
William H. Wells      Controller                                            4         35
Mark H. Hay           Secretary and Assistant Treasurer                    19         53
P. G. Wheeler         Assistant Treasurer                                  23         50
Lynda A. Aycock       Assistant Treasurer and                              26         51
                         Assistant Secretary

CERTAIN OFFICERS:
Dan C. Eckermann      President and Chief Executive                        11         50
                         Officer - LeTourneau, Inc.

James Vande Voorde    Senior Vice President - Era                          24         58
                         Aviation, Inc.

  (1) Also serves as President and Chief Operating Officer of Era Aviation, Inc.

Each of the executive officers and other officers of the Company as well as the officers of Era Aviation, Inc. and LeTourneau, Inc. listed above continuously served in the position shown above for more than the past five years except as noted in the following paragraphs.

Since October 1993, Mr. Croyle's principal occupation has been in the position set forth. For more than five years prior to that time, Mr. Croyle served as Vice President, Legal of the Company. In addition to his position of Executive Vice President, Mr. Croyle has been a director of the Company since January 22, 1998.

Since April 1996, Mr. Kelly's principal occupation has been in the position set forth. For more than five years prior to that time Mr. Kelly served as Vice President, Special Projects.

Since October 1993, Mr. McNease's principal occupation has been in the position set forth. From April 1991 to October 1993, Mr. McNease served as Vice President, Drilling of the Company. For more than five years prior to that time, he served as Vice President of Rowandrill, Inc., a subsidiary of the Company. In addition to his position of Senior Vice President, Drilling, Mr. McNease has been a director of the Company since January 22, 1998.

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

Since April 1994, Mr. Johnson's principal occupation has been in the position set forth. From December 1993 to present, Mr. Johnson has also served in the position of President and Chief Operating Officer of Era Aviation, Inc., a subsidiary of the Company. For more than five years prior to that time, he served as Executive Vice President of Era.

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

Since August 1996, Mr. Vande Voorde's principal occupation has been in the position set forth. For more than five years prior to that time, Mr. Vande Voorde served as Vice President of Era Aviation, Inc., a subsidiary of the Company.

In addition to serving in the position shown above, Mr. Wheeler has also served as Corporate Tax Director of the Company for more than five years.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required hereunder regarding the Common Stock price range and cash dividend information for 1997 and 1996 and the number of holders of Common Stock is set forth on page 31 of the Company's Annual Report under the title "Common Stock Price Range, Cash Dividends and Stock Splits (Unaudited)", and is incorporated herein by reference, except for the final two paragraphs under such title. Also incorporated herein by reference to the Annual Report is the eighth full paragraph appearing on page 15 within "Management's Discussion and Analysis of Financial Condition and Results of Operations", which provides information pertinent to the Company's ability to pay cash dividends subject to certain restrictions. The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange.


ITEM 6.  SELECTED FINANCIAL DATA

The information required hereunder is set forth on pages 10 and 11 of the Company's Annual Report under the title "Ten-Year Financial Review" and is incorporated herein by reference except for the information for the years 1992, 1991, 1990, 1989 and 1988.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required hereunder is set forth on pages 12 through 15 under the title "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K on pages 22 through 26 of this Form 10-K for a listing of financial statements of the registrant and its subsidiaries, all of which financial statements are incorporated by reference under this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information provided under the columns entitled Name, Principal Occupation for the Past Five Years, Age and Year First Became Director in the table on page 6, in footnotes (1) and (3) on page 7 and in the paragraph under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" on page 4 of the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. There are no family relationships among the directors or nominees for directors and the executive officers of the Company, nor any arrangements or understandings between any director or nominee for director and any other person pursuant to which such director or nominee for director was selected. Except as otherwise indicated, each director or nominee for director of the Company has been employed or engaged for the past five years in the principal occupation set forth opposite his name in the information incorporated by reference. See ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT on pages 18 through 20 of this Form 10-K for information relating to executive officers.


ITEM 11.  EXECUTIVE COMPENSATION

The standard arrangement for compensating directors described under the title, "Director Compensation" at the bottom of page 18 of the Proxy Statement and the information appearing under the titles "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Option Plans", "Convertible Debenture Incentive Plan" and "Pension Plan" on pages 14 through 18 of the Proxy Statement are incorporated herein by reference. In accordance with the instructions to
Item 402 of Regulation S-K, the information contained in the Proxy Statement under the titles "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation" shall not be deemed to be filed as part of this Form 10-K.


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain business relationships and transactions between the Company and certain of the directors of the Company under the heading "Compensation Committee Interlocks and Insider Participation; Certain Transactions" appearing on page 22 of the Proxy Statement is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.      Financial Statements

         The following financial statements and independent auditors' report, included in the Annual Report, are incorporated herein by reference:

                                                             Page of 1997
                                                            Annual Report
                                                            -------------
Consolidated Balance Sheet, December 31, 1997 and 1996 ........    16
Consolidated Statement of Operations for the Years
        Ended December 31, 1997, 1996 and 1995 ................    17
Consolidated Statement of Changes in Stockholders'
        Equity for the Years Ended December 31, 1997,
        1996 and 1995 .........................................    18
Consolidated Statement of Cash Flows for the Years
        Ended December 31, 1997, 1996 and 1995 ................    19
Notes to Consolidated Financial Statements ....................    20
Independent Auditors' Report ..................................    30
Selected Quarterly Financial Data (Unaudited) for the
        Quarters Ended March 31, June 30, September 30
        and December 31, 1997 and 1996 ........................    31

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


3.      Exhibits:

Unless otherwise indicated below as being incorporated by reference to another filing of the Company with the Securities and Exchange Commission, each of the following exhibits is filed herewith:

3a      Restated Certificate of Incorporation of the Company, dated
        February 17, 1984, incorporated by reference to: Exhibit 3a to the Company's Form 10-K for the fiscal year ended December 31, 1983 (File
        No. 1-5491); Exhibit 4.2 to the Company's Registration Statement on Form
        S-3 (Registration No. 33-13544); and Exhibits 4a and 4b below.

3b      Amendment dated January 22, 1998 to the Bylaws of the Company.

3c      Bylaws of the Company as amended.

4a Certificate of Designation of the Company's Series III Preferred Stock incorporated by reference to Exhibit 4d to the Company's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

4b      Certificate of Designation of the Company's Series A Junior Preferred
        Stock dated March 2, 1992 incorporated by reference to Exhibit 4d to the Company's Form 10-K for the fiscal year ended December 31, 1991 (File
        No. 1-5491).

4c Amendment No. 3 dated July 24, 1997 to the Rights Agreement as amended between the Company and Citibank N.A. as Rights Agent.

4d Rights Agreement as amended between the Company and Citibank, N.A. as Rights Agent.

4e      Specimen Common Stock certificate incorporated by reference to Exhibit 4h to the Company's
        Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

4f      Form of Promissory Note dated November 30, 1994 between the purchasers of Series III
        Floating Rate Subordinated Convertible Debentures due 2004 and the Company incorporated by reference to Exhibit 4j to the Company's Form 10-K for the fiscal year ended December 31,
        1994 (File No. 1-5491).

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

10l     Amendment No. 3 dated May 1, 1997 to the Consulting Agreement between the Company and
        C. W.  Yeargain.

10m     Consulting Agreement as amended between the Company and C. W. Yeargain.

10n     Asset Purchase Agreement dated as of November 12, 1993, among Rowan Companies, Inc., Rowan
        Equipment, Inc., General Cable Corporation, Marathon LeTourneau Company, Marathon LeTourneau
        Sales & Service Company and Marathon LeTourneau Australia Pty. Ltd. incorporated by reference to the Company's Current Report on Form 8-K dated February 11, 1994 (File No. 1-
        5491).

10o     Commitment to Guarantee Obligations and First Preferred Ship Mortgage both dated December
        17, 1996 between the Company and the Maritime Administration of the U.S. Department of
        Transportation incorporated by reference to Exhibit 10t to the Company's Form 10-K for fiscal year ended December 31, 1996 (File No. 1-5491).

10p     Amendment No. 1 dated June 30, 1997 to Commitment to Guarantee
        Obligations between the Company and the Maritime Administration of the U.S.
        Department of Transportation.

10q     Credit Agreement and Trust Indenture both dated December 17, 1996 between the Company and
        Citibank, N.A. incorporated by reference to Exhibit 10u to the Company's Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

10r     Amendment No. 1 to the Credit Agreement and Supplement No. 1 to
        Trust Indenture both dated July 1, 1997 between the Company and Citibank,
        N.A.

10s     Revolving Credit Agreement dated as of October 30, 1997 among the Company, Citibank, N.A.,
        Christiania Bank og Kreditkasse (New York Branch), Arab Banking Corporation (B.S.C.), Wells
        Fargo Bank (Texas) National Association, Credit Lyonnais (New York Branch) and Sumitomo Bank
        Limited.

11      Computation of Basic and Diluted Earnings (Loss) Per Share for the years ended December 31,
        1997, 1996 and 1995 appearing on page 28 in this Form 10-K.

13*     Annual Report to Stockholders for fiscal year ended December 31, 1997.

21      Subsidiaries of the Registrant as of March 27, 1998.

23      Independent Auditors' Consent.

24      Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 1997.

27      Financial Data Schedule for the year ended December 31, 1997.

The Company agrees to furnish to the Commission upon request a copy of all instruments defining the rights of holders of long-term debt of the Company and its subsidiaries.
__________________________


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

o    Stock Option Agreements related to such Plan incorporated by reference to
     Exhibit 10c to the Company's Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-5491); and Amendment No. 2 dated May 23, 1991, to all then outstanding Stock Option Agreements related to such Plan incorporated by reference to Exhibit 10d to the Company's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-5491).

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

o 1986 Convertible Debenture Incentive Plan of the Company as amended included as Exhibit 10h of this Form 10-K incorporated by reference to
     Exhibit 10h to the Company's Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

o    Pension Restoration Plan of the Company incorporated by reference to
     Exhibit 10i to the Company's Form 10-K for the fiscal year ended December 31, 1992 (File 1-5491).

o    Pension Restoration Plan of LeTourneau, Inc. incorporated by reference to
     Exhibit 10j to the Company's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed by the Registrant during the fourth quarter of fiscal year 1997.

        For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 2-67866 (filed May 22, 1980), 2-58700, as amended by Post-Effective Amendment No. 4 (filed June 11, 1980), 33-33755, as amended by Amendment No. 1 (filed March 29, 1990),33-61444 (filed April 23, 1993), 33-51103 (filed November 18, 1993) 33-51105
        (filed November 18, 1993), 33-51109 (filed November 18, 1993), 333-25041
        (filed April 11, 1997) and 333-25125 (filed April 14, 1997):

              Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant's pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the act and will be governed by the final adjudication of such issue.

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

                                              Date:   March 27, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                            Title                        Date
---------------------           -------------------------         --------------
     C. R. PALMER               Chairman of the Board,            March 27, 1998
     (C. R. Palmer)             President and Chief
                                Executive Officer

     E. E. THIELE               Principal Financial Officer       March 27, 1998
     (E. E. Thiele)

     WILLIAM H. WELLS           Principal Accounting Officer      March 27, 1998
     (William H. Wells)

     *RALPH E. BAILEY           Director                          March 27, 1998
     (Ralph E. Bailey)

     *HENRY O. BOSWELL          Director                          March 27, 1998
     (Henry O. Boswell)

     *R. G. CROYLE              Director                          March 27, 1998
     (R. G. Croyle)

     *H. E. LENTZ               Director                          March 27, 1998
     (H. E. Lentz)

     *D. F. MCNEASE             Director                          March 27, 1998
     (D. F. McNease)

     *LORD MOYNIHAN             Director                          March 27, 1998
     (Lord Moynihan)

     ...................        Director
     (Wilfred P. Schmoe)

     *CHARLES P. SIESS, JR.     Director                          March 27, 1998
     (Charles P. Siess, Jr.)

     *C. W. YEARGAIN            Director                          March 27, 1998
     (C. W. Yeargain)

     * BY  C. R. PALMER
   (C. R. Palmer, Attorney-in-fact)

                       SECURITIES AND EXCHANGE COMMISSION


                           Washington, D. C.   20549



                                   FORM 10-K



                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



    For the Fiscal year ended:                    Commission file number:
    --------------------------                    -----------------------
       December 31, 1997                                  1-5491



                            ROWAN COMPANIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                                    EXHIBITS

                                 EXHIBIT INDEX
                                                                     Page 1 of 4

  Footnote  Exhibit
 Reference   Number               Exhibit Description
----------  -------  -----------------------------------------------------------
   (1)        3a     Restated Certificate of Incorporation of the Company,
                     dated February 17, 1984, incorporated by reference to:
                     Exhibit 3a to the Company's Form 10-K for the fiscal year
                     ended December 31, 1983 (File No. 1-5491); Exhibit 4.2 to
                     the Company's Registration Statement on Form S-3
                     (Registration No. 33-13544); and Exhibits 4a and 4b below.

   (2)        3b     Amendment dated January 22, 1998 to the Bylaws of the
                     Company.

   (2)        3c     Bylaws of the Company as amended.

   (1)        4a     Certificate of Designation of the Companies Series III
                     Preferred Stock incorporated by reference to Exhibit 4d to the Company's Form 10-K for the fiscal year ended December
                     31, 1994 (File No. 1-5491).

   (1)        4b     Certificate of Designation of the Company's Series A
                     Junior Preferred Stock dated March 2, 1992 incorporated by reference to Exhibit 4d to the Company's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-5491).

   (2)        4c     Amendment No. 3 dated July 24, 1997 to the Rights Agreement as amended between the Company and Citibank N.A. as Rights
                     Agent.

   (2)        4d     Rights Agreement as amended between the Company and
                     Citibank, N.A. as Rights Agent.

   (1)        4e     Specimen Common Stock certificate incorporated by
                     reference to Exhibit 4h to the Company's Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

                                 EXHIBIT INDEX
                                                                     Page 2 of 4

  Footnote  Exhibit
 Reference   Number               Exhibit Description
----------  -------  -----------------------------------------------------------
   (1)        4f     Form of Promissory Note dated November 30, 1994 between
                     the purchasers of Series III Floating Rate Subordinated
                     Convertible Debentures due 2004 and the Company
                     incorporated by reference to Exhibit 4j to the Company's
                     Form 10-K for the fiscal year ended December 31, 1994
                     (File No. 1-5491).

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

                                 EXHIBIT INDEX
                                                                     Page 3 of 4

  Footnote  Exhibit
 Reference   Number               Exhibit Description
----------  -------  -----------------------------------------------------------
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


   (2)        10l    Amendment No. 3 dated May 1, 1997 to the Consulting
                     Agreement between the Company and C. W. Yeargain.

   (2)        10m    Consulting Agreement as amended between the Company and C.
                     W. Yeargain.

   (1)        10n    Asset Purchase Agreement dated as of November 12, 1993,
                     among Rowan Companies, Inc., Rowan Equipment, Inc.,
                     General Cable Corporation, Marathon LeTourneau Company,
                     Marathon LeTourneau Sales & Service Company and Marathon
                     LeTourneau Australia Pty. Ltd. incorporated by reference
                     to the Company's Current Report on Form 8-K dated February
                     11, 1994 (File No. 1-5491).

   (1)        10o    Commitment to Guarantee Obligations and First Preferred
                     Ship Mortgage both dated December 17, 1996 between the
                     Company and the Maritime Administration of the U.S.
                     Department of Transportation incorporated by reference to
                     Exhibit 10t to the Company's Form 10-K for fiscal year
                     ended December 31, 1996 (File No. 1-5491).

   (2)        10p    Amendment No. 1 dated June 30, 1997 to Commitment to
                     Guarantee Obligations between the Company and the Maritime
                     Administration of the U.S. Department of Transportation.

   (1)        10q    Credit Agreement and Trust Indenture both dated December
                     17, 1996 between the Company and Citibank, N.A.
                     incorporated by reference to Exhibit 10u to the Company's
                     Form 10-K for the fiscal year ended December 31, 1996
                     (File No. 1-5491).

   (2)        10r    Amendment No. 1 to the Credit Agreement and Supplement No.
                     1 to Trust Indenture both dated July 1, 1997 between the
                     Company and Citibank, N.A.

                                 EXHIBIT INDEX
                                                                     Page 4 of 4

  Footnote  Exhibit
 Reference   Number               Exhibit Description
----------  -------  -----------------------------------------------------------
   (2)        10s    Revolving Credit Agreement dated as of October 30, 1997
                     among the Company, Citibank, N.A., Christiania Bank og
                     Kreditkasse (New York Branch), Arab Banking Corporation
                     (B.S.C.), Wells Fargo Bank (Texas) National Association,
                     Credit Lyonnais (New York Branch) and Sumitomo Bank
                     Limited.

   (3)        11     Computation of Basic and Diluted Earnings (Loss)
                     Per Share for the years ended December 31, 1997, 1996
                     and 1995 appearing on page 28 in this Form 10-K.

   (4)        13     Annual Report to Stockholders for fiscal year ended
                     December 31, 1997.

   (2)        21     Subsidiaries of the Registrant as of March 27, 1998.

   (2)        23     Independent Auditors' Consent.

   (2)        24     Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31,
                     1997.

   (2)        27     Financial Data Schedule for the year ended December 31,
                     1997.

--------------------

(1) Incorporated herein by reference to another filing of the Company with the Securities and Exchange Commission as indicated.

(2)  Included herein.

(3)  Included in Form 10-K on page 28.

(4) Included herein. See ITEM 1, ITEMS 5-8 and Subpart (a)1. of ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K on pages 21 through 23 on Form 10-K for specific portions incorporated herein by reference.