Form 10-Q
period 1998-03-31
ROWAN COMPANIES INC
filed 1998-05-13
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                                                  Yes [X] No [ ]

The number of shares of common stock, $.125 par value, outstanding at April 30, 1998 was 86,947,657.

                              ROWAN COMPANIES, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.   Financial Information:


               Consolidated Balance Sheet --
               March 31, 1998 and December 31, 1997........................2

               Consolidated Statement of Income --
               Three Months Ended March 31, 1998
               and 1997....................................................4

               Consolidated Statement of Cash Flows --
               Three Months Ended March 31, 1998
               and 1997....................................................5

               Notes to Consolidated Financial Statements..................6

               Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations...............................................8

PART II.  Other Information:

               Submission of Matters to a Vote
               of Security Holders........................................12

               Exhibits and Reports on Form 8-K...........................12

                          PART I. FINANCIAL INFORMATION


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                   March 31,      December 31,
                                                                     1998              1997
                                                                 ------------     ------------
                           ASSETS                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ................................     $    116,617     $    108,332
  Receivables - trade and other ............................          124,527          133,627
  Inventories - at cost:
    Raw materials and supplies .............................           72,922           69,621
    Work-in-progress .......................................           29,688           25,974
    Finished goods .........................................            5,718            6,321
  Prepaid expenses .........................................            9,263            7,694
  Deferred tax assets ......................................           39,609           60,809
                                                                 ------------     ------------
             Total current assets ..........................          398,344          412,378
                                                                 ------------     ------------

INVESTMENT IN AND ADVANCES TO 49% OWNED COMPANY ............                            25,737
                                                                 ------------     ------------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment .......................................          972,429          965,292
  Aircraft and related equipment ...........................          208,977          202,044
  Manufacturing plant and equipment ........................           65,688           60,902
  Construction in progress .................................          242,564          195,996
  Other property and equipment .............................          102,521           94,476
                                                                 ------------     ------------
             Total .........................................        1,592,179        1,518,710
  Less accumulated depreciation and amortization ...........          852,922          841,550
                                                                 ------------     ------------
             Property, plant and equipment - net .........            739,257          677,160
                                                                 ------------     ------------

OTHER ASSETS AND DEFERRED CHARGES ..........................            5,796            6,860
                                                                 ------------     ------------

             TOTAL .........................................     $  1,143,397     $  1,122,135
                                                                 ============     ============

See Notes to Consolidated Financial Statements.

                                                                                           March 31,    December 31,
                                                                                             1998           1997
                                                                                          ----------     ----------
                          LIABILITIES AND STOCKHOLDERS' EQUITY                                  (Unaudited)
CURRENT LIABILITIES:
    Accounts payable - trade ........................................................     $   24,116     $   22,839
    Other current liabilities .......................................................         52,616         58,687
                                                                                          ----------     ----------
            Total current liabilities ...............................................         76,732         81,526
                                                                                          ----------     ----------

LONG-TERM DEBT - less current maturities ............................................        238,135        256,150
                                                                                          ----------     ----------

OTHER LIABILITIES ...................................................................         50,390         50,457
                                                                                          ----------     ----------

DEFERRED CREDITS:
    Income taxes ....................................................................         74,757         74,956
    Gain on sale/leaseback transactions .............................................          5,160          5,948
                                                                                          ----------     ----------
            Total deferred credits ..................................................         79,917         80,904
                                                                                          ----------     ----------

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value:
      Authorized 5,000,000 shares issuable in series:
         Series III Preferred Stock, authorized 10,300 shares, none outstanding
         Series A Junior Preferred Stock, authorized
           1,500,000 shares, none issued
    Common stock, $.125 par value:
      Authorized 150,000,000 shares; issued 88,333,951 shares at March 31, 1998
      and 88,162,101 shares at December 31, 1997 ....................................         11,042         11,020
Additional paid-in capital ..........................................................        414,156        411,812
Retained earnings ...................................................................        275,510        232,751
Less cost of 1,457,919 treasury shares ..............................................          2,485          2,485
                                                                                          ----------     ----------
            Total stockholders' equity ..............................................        698,223        653,098
                                                                                          ----------     ----------

            TOTAL ...................................................................     $1,143,397     $1,122,135
                                                                                          ==========     ==========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                    For The Three Months
                                                                      Ended March 31,
                                                                 ------------------------
                                                                   1998           1997
                                                                 ---------      ---------
                                                                        (Unaudited)
REVENUES:
    Drilling services ......................................     $ 124,225      $  89,603
    Manufacturing sales and services .......................        37,477         36,644
    Aviation services ......................................        22,212         18,518
                                                                 ---------      ---------
            Total ..........................................       183,914        144,765
                                                                 ---------      ---------

COSTS AND EXPENSES:
    Drilling services ......................................        48,511         65,971
    Manufacturing sales and services .......................        30,924         32,085
    Aviation services ......................................        23,580         20,064
    Depreciation and amortization ..........................        11,879         11,367
    General and administrative .............................         4,503          4,292
                                                                 ---------      ---------
            Total ..........................................       119,397        133,779
                                                                 ---------      ---------

INCOME FROM OPERATIONS .....................................        64,517         10,986
                                                                 ---------      ---------

OTHER INCOME (EXPENSE):
    Interest expense .......................................        (4,277)        (7,344)
    Less interest capitalized ..............................         3,425          1,941
    Gain on disposals of property, plant and equipment .....           477            894
    Interest income ........................................         1,702          1,316
    Other - net ............................................           131             72
                                                                 ---------      ---------
            Other income (expense) - net ...................         1,458         (3,121)
                                                                 ---------      ---------

INCOME BEFORE INCOME TAXES .................................        65,975          7,865
    Provision for income taxes .............................        23,216            234
                                                                 ---------      ---------
INCOME BEFORE EXTRAORDINARY CHARGE .........................        42,759          7,631
    Extraordinary charge from early redemption of debt .....                        3,478
                                                                 ---------      ---------
NET INCOME (Note 4).........................................     $  42,759      $   4,153
                                                                 =========      =========

PER SHARE OF COMMON STOCK (Note 5):
    Basic:
      Income before extraordinary charge ...................     $     .49      $     .09
      Extraordinary charge from early redemption of debt ...                          .04
                                                                 ---------      ---------
      Net income ..........................................      $     .49      $     .05
                                                                 =========      =========
    Diluted:
      Income before extraordinary charge ...................     $     .48      $     .09
      Extraordinary charge from early redemption of debt ...                          .04
                                                                 ---------      ---------
      Net income ..........................................      $     .48      $     .05
                                                                 =========      =========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            For The Three Months
                                                                                               Ended March 31,
                                                                                        ----------------------------
                                                                                           1998              1997
                                                                                        -----------      -----------
                                                                                                 (Unaudited)
CASH PROVIDED BY (USED IN):
   Operations:
      Net income ..................................................................     $    42,759      $     4,153
      Adjustments to reconcile net income to net cash provided by operations:
         Depreciation and amortization ............................................          11,879           11,367
         Gain on disposals of property, plant and equipment .......................            (477)            (894)
         Compensation expense .....................................................           1,210            1,236
         Change in sale/leaseback payable .........................................          (2,191)          (4,536)
         Amortization of sale/leaseback gain ......................................            (788)            (789)
         Provision for pension and postretirement benefits ........................           1,882            2,248
         Deferred income taxes ....................................................          21,001             (100)
         Extraordinary charge from early redemption of debt .......................                            3,550
         Other - net ..............................................................              36            1,319
      Changes in current assets and liabilities:
         Receivables- trade and other .............................................           9,100            5,510
         Inventories ..............................................................          (5,811)          (3,746)
         Other current assets .....................................................          (1,569)           7,700
         Current liabilities ......................................................          (3,845)           9,003
      Net changes in other noncurrent assets and liabilities ......................           1,213             (300)
                                                                                        -----------      -----------
   Net cash provided by operations ................................................          74,399           35,721
                                                                                        -----------      -----------

   Investing activities:
      Property, plant and equipment additions .....................................         (68,524)         (38,774)
      Proceeds from disposition of investment in 49% owned company ................          19,550
      Repayments from affiliates ..................................................                              225
      Proceeds from disposals of property, plant and equipment ....................             668            1,802
                                                                                        -----------      -----------
   Net cash used in investing activities ..........................................         (48,306)         (36,747)
                                                                                        -----------      -----------

   Financing activities:
      Proceeds from borrowings ....................................................          18,141           20,709
      Repayments of borrowings ....................................................         (36,156)             (80)
      Other - net .................................................................             207               96
                                                                                        -----------      -----------
   Net cash provided by financing activities ......................................         (17,808)          20,725
                                                                                        -----------      -----------

INCREASE IN CASH AND CASH EQUIVALENTS .............................................           8,285           19,699
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................................         108,332           97,225
                                                                                        -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................................     $   116,617      $   116,924
                                                                                        ===========      ===========



See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements of the Company included herein have been prepared without audit pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. Certain information and notes have been condensed or omitted pursuant to such rules and regulations and the Company believes that the disclosures included herein are adequate. It is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes included in the Company's 1997 Annual Report to Stockholders incorporated by reference in the Form 10-K for the year ended December 31, 1997.


2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997.


3. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

4. The Company's adoption, effective January 1, 1998, of Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits", did not materially affect its financial statement disclosure. For the periods presented herein, the Company has no items of "other comprehensive income" as defined in Statement 130.

5. Computation of basic and diluted earnings per share is as follows (in thousands except per share amounts):

                                                                           For The
                                                                     Three Months Ended
                                                                         March 31,
                                                                 -------------------------
                                                                    1998           1997
                                                                 ----------     ----------
Weighted average shares of common
  stock outstanding ........................................         86,846         85,625

Stock options and related (treasury stock method) ..........          1,550          1,789

Shares issuable from assumed conversion of floating
  rate subordinated debentures..............................           966          1,373
                                                                 ----------     ----------
Weighted average shares for diluted
  earnings per share calculation ...........................         89,362         88,787
                                                                 ==========     ==========

Income before extraordinary charge .........................     $   42,759     $    7,631

Extraordinary charge from early redemption of debt..........                         3,478
                                                                 ----------     ----------

Net income for basic calculation ...........................         42,759          4,153

Subordinated debenture interest, net of
  income tax effect ........................................                            79
                                                                 ----------     ----------

Net income for diluted calculation .........................     $   42,759     $    4,232
                                                                 ==========     ==========

Basic earnings per share:

   Income before extraordinary charge ......................     $      .49     $      .09

   Extraordinary charge ....................................                           .04
                                                                 ----------     ----------

   Net income ..............................................     $      .49     $      .05
                                                                 ==========     ==========

Diluted earnings per share:

   Income before extraordinary charge ......................     $      .48     $      .09

   Extraordinary charge ....................................                           .04
                                                                 ----------     ----------

   Net income ..............................................     $      .48     $      .05
                                                                 ==========     ==========

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to
         Three Months Ended March 31, 1997

         The Company achieved net income of $42.8 million in the first quarter of 1998 compared to $4.2 million in the same period of 1997. The improved performance resulted primarily from the continued strengthening of offshore drilling day rates and improvement in the Company's manufacturing operations. The previous period's results included charges of $20 million related to concluding the Company's turnkey drilling business and $3.5 million from redeeming early certain 11 7/8% Senior Notes.

         A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first quarters of 1998 and 1997, respectively, is reflected below (dollars in thousands):

                                     Drilling              Manufacturing            Aviation                  Consolidated
                              ---------------------    ---------------------  ---------------------      ----------------------
                                 1998        1997        1998         1997      1998         1997           1998         1997
                              ---------   ---------    --------    ---------  --------    ---------      ---------    ---------
Revenues                      $ 124,225   $  89,603    $ 37,477  $   36,644   $ 22,212    $  18,518      $ 183,914    $ 144,765

Percent of Consolidated
Revenues                             68%         62%         20%         25%        12%          13%           100%         100%

Operating Profit (Loss)(1)    $  68,271   $  16,017    $  5,324    $  3,696   $ (4,575)   $  (4,435)     $  69,020    $  15,278

------------------------------------------------------

(1) Income (loss) from operations before deducting general and administrative expenses.

         As reflected above, the Company's consolidated operating results increased by more than 350% when comparing the first quarters of 1998 and 1997. Day rate drilling revenues increased by $34.6 million or 39% as the Company's offshore fleet achieved 98% utilization during the first quarter of 1998, which was unchanged from the first quarter of 1997, and a 37% increase in average day rates between periods. Related expenses increased by $3.0 million, or 7%, between periods, primarily as a result of compensation increases for operating personnel.

         First quarter 1997 operating results included an approximately $20 million loss from concluding the Company's turnkey drilling operations. The Company currently has no turnkey wells in progress nor any plans for additional turnkey work at this time.

         The 44% improvement shown above in the Company's manufacturing profitability between periods primarily reflects the increased contribution of the marine group. During the quarter, the Company provided design and components ("LeTourneau kit") toward the construction of two new Super 116 Class rigs. Both kits, which were sold in 1997, should be completed during 1998. The division's external backlog grew by about $7 million during the quarter to $64.6 million at March 31, 1998, a level 62% higher than a year ago. Manufacturing operations exclude approximately $15.8 million of products and services provided to the Company's drilling division during the first quarter of 1998, most of which was attributable to construction progress on Rowan Gorillas V and VI, compared to $16.9 million in the same period of 1997.

         The aviation operating results in both periods reflect the normal seasonal slowdown in flying activity in Alaska. The Company's disposition in January 1998 of its 49% interest in the Dutch helicopter joint venture KLM ERA did not have a material impact on the its first quarter 1998 results of operations.

         Perceptible trends in the offshore drilling markets in which the Company is currently operating and the number of Company-operated rigs in each of those markets are as follows:

     AREA                 RIGS                        PERCEPTIBLE INDUSTRY TRENDS
-----------------      ---------     --------------------------------------------------------------
Gulf of Mexico             14        Continuing high levels of exploration and development activity

North Sea                   5        Continuing high levels of drilling activity for jack-up rigs

Eastern Canada              2        Improving demand

         The preceding table reflects the relocation in April 1998 of Rowan Gorilla II to eastern Canada from the Gulf of Mexico.

         Perceptible trends in the aviation markets in which the Company is currently operating and the number of Company-operated aircraft based in each of those markets are as follows:

     AREA              AIRCRAFT                        PERCEPTIBLE INDUSTRY TRENDS
-----------------      ---------     --------------------------------------------------------------
Alaska                    68         Normal seasonal improvement

Gulf of Mexico            49         Moderately improving market conditions

         The drilling and aviation markets in which the Company competes frequently experience significant changes in supply and demand. Offshore drilling utilization and day rates are primarily a function of the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. These expenditures, in turn, are affected by many factors such as existing and newly discovered oil and natural gas reserves, political and regulatory policies, seasonal weather patterns, contractual requirements under leases or concessions, trends in finding and extraction costs and, probably most influential, oil and natural gas prices. The Company's aviation operations are also affected by such factors, as flying in support of offshore energy operations remains a major source of business and Alaska operations are hampered each winter. The volatile nature of such factors prevents the Company from being able to accurately predict whether existing market conditions or the perceptible market trends reflected in the preceding tables will continue. In response to fluctuating market conditions, the Company can, as it has done in the past, relocate its drilling rigs and aircraft from one geographic area to another, but only when such moves are economically justified. Assuming such conditions and trends prevail, the Company should continue to experience increased profitability throughout the remainder of 1998.

         The Company's manufacturing operations are considerably less volatile than its drilling and aviation operations and, given current backlog levels and barring unforeseen circumstances, should continue to contribute positive operating results throughout the remainder of 1998.


LIQUIDITY AND CAPITAL RESOURCES

         A comparison of key balance sheet figures and ratios as of March 31, 1998 and December 31, 1997 is as follows (dollars in thousands):

                                                                          March 31,       December 31,
                                                                            1998              1997
                                                                            ----              ----
     Cash and cash equivalents                                            $116,617          $108,332
     Current assets                                                       $398,344          $412,378
     Current liabilities                                                   $76,732           $81,526
     Current ratio                                                            5.19              5.06
     Long-term debt                                                       $238,135          $256,150
     Stockholders' equity                                                 $698,223          $653,098
     Long-term debt/total capitalization                                       .25               .28

         Reflected in the comparison above are the effects in the first quarter of 1998 of net cash provided by operations of $74.4 million, capital expenditures of $68.5 million, proceeds from borrowings of $18.1 million, proceeds from the disposition of the Company's 49% interest in KLM ERA Helicopters of $19.6 million and the repayments of borrowings of $36.2 million.

         Capital expenditures during the first quarter were primarily related to construction of Rowan Gorilla V and Rowan Gorilla VI , each being an enhanced version of the Company's Gorilla Class jack-ups featuring a combination drilling and production capability. The rigs are being constructed at the Company's Vicksburg, Mississippi shipyard and should be completed during 1998 and 1999, respectively. The Company is financing up to $153 million of the cost of Gorilla V through a 12-year bank loan guaranteed by the Maritime Administration of the
U. S. Department of Transportation under its Title XI Program. At March 31, 1998, the Company had drawn down about $128 million under the facility, $67 million of which bears a fixed interest rate of 6.94% until July 2010 and the remainder at floating rates averaging 6.3%.

         The Company has begun ordering long lead-time items for Rowan Gorilla VII, the construction of which will begin later this year and is expected to be completed during 2000. The Company intends to pursue outside financing for Gorilla VI and Gorilla VII if necessary, but believes that internally generated working capital may be sufficient to finance construction of both rigs if operating conditions continue to improve as expected. There can be no assurance that working capital will be adequate throughout the period required to complete construction or that outside financing will be available.

         The Company estimates remaining 1998 capital expenditures will be between $150 million and $160 million, including approximately $125-135 million for Gorillas V, VI and VII. The Company may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing offshore rigs and manufacturing facilities.

         At March 31, 1998, the Company had available $45 million under a three-year $155 million bank revolving credit facility. The $110 million outstanding under the credit line bore interest at 6.09% on March 31, 1998.

         In March 1998, the Company repaid the balance of $36.2 million of promissory notes originally issued in February 1994 in connection with the acquisition of its manufacturing operations.

         Based upon current operating levels and the previously discussed market trends, management believes that 1998 operations, together with existing working capital and available financial resources, will generate sufficient cash flow to sustain planned capital expenditures and debt service requirements at least through the remainder of 1998.

         At March 31, 1998, approximately $115 million of the Company's retained earnings was available for the payment of dividends under the most restrictive provisions of the Company's debt agreements.

         The Company believes that its exposure to potential year 2000 software problems is limited and the costs associated with readying its information systems will not materially impact its financial position or results of operations. The Company expects to substantially complete modifications to its information systems during 1998 and will expense such costs as they are incurred.


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

o      the level of offshore expenditures by energy companies

o      the general economy, including inflation

o      weather conditions in the Company's principal operating areas

o      environmental and other laws and regulations

Other relevant factors have been disclosed in the Company's filings with the U.S. Securities and Exchange Commission.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders on April 24, 1998, stockholders elected the three nominees for Class I Director as set forth in the Company's Proxy Statement relating to the meeting. With respect to such election, proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and there was no solicitation in opposition to such nominees. Of the Company's 86,864,282 shares of record, 78,251,930 were voted at the meeting in person or by proxy. The following numbers of votes were cast as to the Class I Director nominees: H. E. Lentz, 77,616,322 votes for and 635,608 votes withheld; Wilfred P. Schmoe, 77,580,910 votes for and 671,020 votes withheld; and Charles P. Siess, Jr., 77,578,573 votes for and 673,357 votes withheld.

         Also at the meeting, stockholders approved, for consideration by the Board of Directors, the following proposals, as set forth in the Company's Proxy Statement relating to the meeting:

             The proposal pertinent to the Rowan Companies, Inc. 1998 Nonemployee Director Stock Option Plan. The proposal received 60,234,906 votes in the affirmative, or 77% of the votes cast, while 5,643,751 shares, or 7%, were voted against the proposal. Shares that abstained from voting totaled 12,373,273.

             The proposal pertinent to the Rowan Companies, Inc. 1998 Convertible Debenture Incentive Plan. The proposal received 61,695,409 votes in the affirmative, or 79% of the votes cast, while 4,130,167 shares, or 5%, were voted against the proposal. Shares that abstained from voting totaled 12,426,354.

             The proposal pertinent to amendment and restatement of the Rowan Companies, Inc. 1988 Nonqualified Stock Option Plan. The proposal received 45,997,125 votes in the affirmative, or 59% of the votes cast, while 19,818,654 shares, or 25%, were voted against the proposal. Shares that abstained from voting totaled 12,436,151.


Item 6.  Exhibits and Reports on Form 8-K

         (a) The following is a list of Exhibits filed with this Form 10-Q:

             10a Restated 1988 Nonqualified Stock Option Plan of the Company

             10b 1998 Nonemployee Director Stock Option Plan of the Company

             10c 1998 Convertible Debenture Incentive Plan of the Company

             27  Financial Data Schedule

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Registrant during the first quarter of fiscal year 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ROWAN COMPANIES, INC.
                                     (Registrant)


Date:  May 13, 1998                  /s/ E. E. THIELE
                                     --------------------------------------
                                     E. E. Thiele
                                     Senior Vice President- Finance,
                                     Administration and Treasurer
                                     (Chief Financial Officer)

Date:  May 13, 1998                  /s/ W. H. WELLS
                                     --------------------------------------
                                     W. H. Wells
                                     Controller
                                     (Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT                              DESCRIPTION
NUMBER                              ------------
-------
    10a             Restated 1988 Nonqualified Stock Option Plan of the Company

    10b             1998 Nonemployee Director Stock Option Plan of the Company

    10c             1998 Convertible Debenture Incentive Plan of the Company

    27              Financial Data Schedule