Form 10-Q
period 1998-06-30
ROWAN COMPANIES INC
filed 1998-08-14
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _____ TO _____



                              ROWAN COMPANIES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)



            Delaware                     1-5491                  75-0759420
 ------------------------------      ---------------          ---------------
(State or other jurisdiction of      Commission File         (I.R.S. Employer
incorporation or organization)          Number              Identification No.)


5450 Transco Tower, 2800 Post Oak Boulevard, Houston, Texas      77056-6196
-----------------------------------------------------------      ----------
        (Address of principal executive offices)                 (Zip Code)


                                 (713) 621-7800
               --------------------------------------------------
               Registrant's telephone number, including area code


                                  Inapplicable
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

The number of shares of common stock, $.125 par value, outstanding at July 31, 1998 was 85,169,657.

                              ROWAN COMPANIES, INC.

                                      INDEX

                                                                       Page No.
PART I.     Financial Information:


                     Consolidated Balance Sheet --
                     June 30, 1998 and December 31, 1997..................2

                     Consolidated Statement of Income --
                     Three and Six Months Ended June 30, 1998
                     and 1997.............................................4

                     Consolidated Statement of Cash Flows --
                     Six Months Ended June 30, 1998 and 1997..............5

                     Notes to Consolidated Financial Statements...........6

                     Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations........................................8

PART II.    Other Information:

                     Other Information...................................13

                     Exhibits and Reports on Form 8-K....................13

                         PART I. FINANCIAL INFORMATION


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                   June 30,     December 31,
                                                                     1998          1997
                                                                  ----------    ------------
                                      ASSETS                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .................................     $  140,177     $  108,332
  Receivables - trade and other .............................        138,805        133,627
  Inventories - at cost:
    Raw materials and supplies ..............................         83,572         69,621
    Work-in-progress ........................................         35,074         25,974
    Finished goods ..........................................            763          6,321
  Prepaid expenses ..........................................          8,412          7,694
  Deferred tax assets .......................................         25,163         60,809
                                                                  ----------     ----------
               Total current assets .........................        431,966        412,378
                                                                  ----------     ----------

INVESTMENT IN AND ADVANCES TO 49% OWNED COMPANY .............             --         25,737
                                                                  ----------     ----------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment ........................................        982,132        965,292
  Aircraft and related equipment ............................        209,669        202,044
  Manufacturing plant and equipment .........................         68,235         60,902
  Construction in progress ..................................        270,953        195,996
  Other property and equipment ..............................        106,835         94,476
                                                                  ----------     ----------
               Total ........................................      1,637,824      1,518,710
  Less accumulated depreciation and amortization ............        864,706        841,550
                                                                  ----------     ----------
               Property,  plant  and equipment - net.........        773,118        677,160
                                                                  ----------     ----------

OTHER ASSETS AND DEFERRED CHARGES ...........................          6,308          6,860
                                                                  ----------     ----------

               TOTAL ........................................     $1,211,392     $1,122,135
                                                                  ==========     ==========


See Notes to Consolidated Financial Statements

                                                                                                  June 30,    December 31,
                                                                                                   1998          1997
                                                                                                ----------    ------------
                                  LIABILITIES AND STOCKHOLDERS' EQUITY                                   (Unaudited)

CURRENT LIABILITIES:
    Notes payable and current maturities of long-term debt ............................         $    6,378
    Accounts Payable -- Trade..........................................................             26,495     $   22,839
    Deferred revenue ..................................................................             11,403         14,927
    Other current liabilities .........................................................             49,656         43,760
                                                                                                ----------     ----------
             Total current liabilities ................................................         $   93,932     $   81,526
                                                                                                ----------     ----------

LONG-TERM DEBT - less current maturities ..............................................            254,218        256,150
                                                                                                ----------     ----------

OTHER LIABILITIES .....................................................................             47,647         50,457
                                                                                                ----------     ----------

DEFERRED CREDITS:
    Income taxes ......................................................................             74,162         74,956
    Gain on sale/leaseback transactions ...............................................              4,362          5,948
                                                                                                ----------     ----------
             Total deferred credits ...................................................             78,524         80,904
                                                                                                ----------     ----------

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value:
       Authorized 5,000,000 shares issuable in series:
          Series A Preferred Stock, authorized 2,300 shares, none outstanding
          Series III Preferred Stock, authorized 10,300 shares, none outstanding
          Series A Junior Preferred Stock, authorized
            1,500,000 shares, none issued
    Common stock, $.125 par value:
       Authorized 150,000,000 shares; issued 88,625,726
          shares at June 30, 1998 and 88,162,101 shares
          at December 31, 1997 ........................................................             11,078         11,020
Additional paid-in capital ............................................................            418,371        411,812
Retained earnings .....................................................................            319,899        232,751
Less cost of 1,957,919 and 1,457,919 treasury shares, respectively ....................             12,277          2,485
                                                                                                ----------     ----------
             Total stockholders' equity ...............................................            737,071        653,098
                                                                                                ----------     ----------

             TOTAL ....................................................................         $1,211,392      1,122,135
                                                                                                ==========     ==========


See Notes to Consolidated Financial Statements

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                      For The Three Months               For The Six Months
                                                                         Ended June 30,                    Ended June 30,
                                                                    -----------------------            ----------------------
                                                                      1998           1997               1998            1997
                                                                    --------        -------            -------        -------
                                                                                            (Unaudited)
REVENUES:
    Drilling services .........................................      $ 131,424       $ 102,942       $ 255,649       $ 192,545
    Manufacturing sales and services ..........................         45,227          34,594          82,704          71,238
    Aviation services .........................................         27,589          27,249          49,801          45,767
                                                                     ---------       ---------       ---------       ---------
             Total ............................................        204,240         164,785         388,154         309,550
                                                                     ---------       ---------       ---------       ---------

COSTS AND EXPENSES:
    Drilling services .........................................         56,907          47,873         105,418         113,844
    Manufacturing sales and services ..........................         38,723          30,429          69,647          62,514
    Aviation services .........................................         25,212          23,733          48,792          43,797
    Depreciation and amortization .............................         12,397          11,423          24,276          22,790
    General and administrative ................................          4,766           4,291           9,269           8,583
                                                                     ---------       ---------       ---------       ---------
             Total ............................................        138,005         117,749         257,402         251,528
                                                                     ---------       ---------       ---------       ---------

INCOME FROM OPERATIONS ........................................         66,235          47,036         130,752          58,022
                                                                     ---------       ---------       ---------       ---------

OTHER INCOME (EXPENSE):
    Interest expense ..........................................         (4,114)         (6,194)         (8,391)        (13,538)
    Less interest capitalized .................................          3,960           2,166           7,385           4,107
    Gain on disposals of property, plant and equipment ........            195              54             672             948
    Interest income ...........................................          1,748             920           3,450           2,236
    Other - net ...............................................             75              75             206             147
                                                                     ---------       ---------       ---------       ---------
             Other income (expense) - net .....................          1,864          (2,979)          3,322          (6,100)
                                                                     ---------       ---------       ---------       ---------

INCOME BEFORE INCOME TAXES ....................................         68,099          44,057         134,074          51,922
    Provision for income taxes ................................         23,710           3,477          46,926           3,711
                                                                     ---------       ---------       ---------       ---------
INCOME BEFORE EXTRAORDINARY CHARGE ............................         44,389          40,580          87,148          48,211
    Extraordinary charge from early redemption of debt ........                                                          3,478
                                                                     ---------       ---------       ---------       ---------
NET INCOME (Note 4) ...........................................      $  44,389       $  40,580       $  87,148       $  44,733
                                                                     =========       =========       =========       =========

PER SHARE OF COMMON STOCK (Note 5):
    Basic:
       Income before extraordinary charge......................      $     .51       $     .47       $    1.00       $     .56
       Extraordinary charge from early redemption of debt .....                                                            .04
                                                                     ---------       ---------       ---------       ---------
       Net income .............................................      $     .51       $     .47       $    1.00       $     .52
                                                                     =========       =========       =========       =========
    Diluted:
       Income before extraordinary charge......................      $     .50       $     .46       $     .98       $     .55
       Extraordinary charge from early redemption of debt .....                                                            .04
                                                                     ---------       ---------       ---------       ---------
       Net income .............................................      $     .50       $     .46       $     .98       $     .51
                                                                     =========       =========       =========       =========

See Notes to Consolidated Financial Statements.

                      ROWAN COMPANIES, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                  For The Six Months
                                                                                                    Ended June 30,
                                                                                             ----------------------------
                                                                                               1998                1997
                                                                                             --------            --------
                                                                                                     (Unaudited)
CASH PROVIDED BY (USED IN):
   Operations:
       Net income ...................................................................         $  87,148           $  44,733
       Adjustments to reconcile net income to net cash provided by operations:
          Depreciation and amortization .............................................            24,276              22,790
          Gain on disposals of property, plant and equipment ........................              (672)               (948)
          Compensation expense ......................................................             2,509               2,467
          Change in sale/leaseback payable ..........................................            (6,326)             (7,666)
          Amortization of sale/leaseback gain .......................................            (1,586)             (1,586)
          Provision for pension and postretirement benefits .........................             3,046               3,739
          Deferred income taxes .....................................................            34,852               2,497
          Extraordinary charge from early redemption of debt ........................                                 3,550
          Other - net ...............................................................                71               1,625
       Changes in current assets and liabilities:
          Receivables- trade and other ..............................................            (5,178)            (11,534)
          Inventories ...............................................................           (16,892)            (13,954)
          Other current assets ......................................................              (718)              5,268
          Current liabilities .......................................................               (19)              6,792
       Net changes in other noncurrent assets and liabilities .......................             1,788                  17
                                                                                              ---------           ---------
   Net cash provided by operations ..................................................           122,299              57,790
                                                                                              ---------           ---------

   Investing activities:
       Property, plant and equipment additions ......................................          (114,997)            (77,445)
       Proceeds from disposals of property,  plant and equipment ....................             1,135               2,351
       Proceeds from disposition of investment in 49% owned company .................            19,550
       Repayments from affiliates ...................................................                                   226
                                                                                              ---------           ---------
   Net cash used in investing activities ............................................           (94,312)            (74,868)
                                                                                              ---------           ---------

   Financing activities:
       Proceeds from  borrowings ....................................................            40,602              38,569
       Repayments of borrowings .....................................................           (36,156)            (50,163)
       Payments to acquire treasury stock ...........................................            (2,080)
       Premium on redemption of debt ................................................                                (3,000)
       Other - net ..................................................................             1,492                 957
                                                                                              ---------           ---------
   Net cash provided by (used in) financing activities ..............................             3,858             (13,637)
                                                                                              ---------           ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................................            31,845             (30,715)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................................           108,332              97,225
                                                                                              ---------           ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................................         $ 140,177           $  66,510
                                                                                              =========           =========

See Notes to Consolidated Financial Statements

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




2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 1998 and December 31, 1997, and the results of its operations for the three and six month periods ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997.




3. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.




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

5      Computation of basic and diluted earnings per share is as follows (in thousands except per share amounts):

                                                                             For The                         For The
                                                                       Three Months Ended               Six Months Ended
                                                                            June 30,                        June 30,
                                                                     ----------------------          ----------------------
                                                                       1998           1997             1998           1997
                                                                     -------         ------          -------        -------
Weighted average shares of common
   stock outstanding ..........................................       87,014          85,932          86,931          85,779

Stock options and related (treasury stock method) .............        1,270           1,523           1,307           1,564

Shares issuable from assumed conversion
   of floating rate subordinated debentures ...................          956           1,328             961           1,351
                                                                     -------         -------         -------         -------

Weighted average shares for diluted
   earnings per share calculation .............................       89,240          88,783          89,199          88,694
                                                                     =======         =======         =======         =======


Income before extraordinary charge ............................      $44,389         $40,580         $87,148         $48,211

Extraordinary charge from early redemption of debt ............                                                        3,478
                                                                     -------         -------         -------         -------

Net income for basic calculation ..............................       44,389          40,580          87,148          44,733

Subordinated debenture interest, net of
   income tax effect ..........................................                           80                             158
                                                                     -------         -------         -------         -------

Net income for diluted calculation ............................      $44,389         $40,660         $87,148         $44,891
                                                                     =======         =======         =======         =======


Basic earnings per share:

   Income before extraordinary charge .........................      $   .51         $   .47         $  1.00         $   .56

   Extraordinary charge .......................................                                                          .04
                                                                     -------         -------         -------         -------

   Net income .................................................      $   .51         $   .47         $  1.00         $   .52
                                                                     =======         =======         =======         =======

Diluted earnings per share:

   Income before extraordinary charge .........................      $   .50         $   .46         $   .98         $   .55

   Extraordinary charge .......................................                                                          .04
                                                                     -------         -------         -------         -------

   Net income .................................................      $   .50         $   .46         $   .98         $   .51
                                                                     =======         =======         =======         =======

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 Compared to
         Six Months Ended June 30, 1997

The Company achieved net income of $87.1 million in the first half of 1998 compared to $44.7 million in the same period of 1997. This enhanced performance resulted primarily from increased offshore drilling day rates and improved manufacturing operations. The prior period results were after charges of $20 million from concluding the Company's turnkey business and $3.5 million from redeeming early certain 11 7/8% Senior Notes.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first six months of 1998 and 1997, respectively, is reflected below (dollars in thousands):

                                    Drilling               Manufacturing                Aviation                 Consolidated
                            ---------------------    -----------------------   -------------------------   -----------------------
                              1998          1997      1998            1997       1998             1997       1998            1997
                            -------       -------    ------          ------    -------           -------   -------          ------
Revenues                     $255,649    $192,545    $ 82,704      $ 71,238    $ 49,801       $ 45,767     $388,154      $309,550

Percent of Consolidated
Revenues                           66%         62%         21%           23%         13%            15%         100%          100%

Operating Profit (Loss) (1)  $134,971    $ 63,514    $ 10,512      $  6,817    $ (5,462)      $ (3,726)    $140,021      $ 66,605

-------------------------------------------------------------
(1) Income (loss) from operations before deducting general and administrative expenses.


As reflected above, the Company's consolidated operating results more than doubled to $140 million, or 36% of revenues, when comparing the first halves of 1998 and 1997. Day rate drilling revenues increased by $63.1 million or 33% as the Company's offshore fleet achieved 97% utilization during the first half of 1998, compared to 99% in the first half of 1997, and a 34% increase in average day rates between periods. Related expenses increased by $11.8 million or 13% between periods primarily as a result of higher wages and rig mobilization costs.

First half 1997 operating results included a loss from concluding the Company's turnkey drilling operations of approximately $20 million. The Company currently has no turnkey wells in progress nor any plans for additional turnkey work at this time.

The 54% improvement shown above in the Company's manufacturing profitability between periods primarily reflects the increased contribution of the marine group. During the first half of 1998, the Company provided design and components ("LeTourneau kit") toward the construction of two new Super 116 Class rigs. One kit was essentially complete at June 30, 1998 and the other should be completed by year end. The division's external backlog was $47.4 million at June 30, 1998. Manufacturing operations exclude approximately $51 million of products and services provided to the Company's drilling division during the first half of 1998, most of which was attributable to construction progress on Rowan Gorillas V and VI, compared to $32 million in the same period of 1997.

The aviation operating results in both periods reflect the normal reduced flying activity in Alaska throughout much of the first four months of the year, although the 1998 results were hampered primarily due to higher wages and aircraft maintenance costs. The Company's disposition in January 1998 of its 49% interest in the Dutch helicopter joint venture KLM ERA did not have a material impact on its first half 1998 results of operations.


Three Months Ended June 30, 1998 Compared to
         Three Months Ended June 30, 1997

The Company achieved net income of $44.4 million in the second quarter of 1998 compared to $40.6 million in the same period of 1997. This enhanced performance resulted primarily from increased offshore drilling day rates and improved manufacturing operations.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the second quarters of 1998 and 1997, respectively, is reflected below (dollars in thousands):

                           Drilling                    Manufacturing                Aviation                   Consolidated
                 -----------------------------   -------------------------   ------------------------   ----------------------------
                     1998            1997           1998          1997          1998         1997           1998           1997
                 --------------  -------------   -----------   -----------   -----------  -----------   -------------  -------------
Revenues             $ 131,424      $ 102,942      $ 45,227      $ 34,594      $ 27,589     $ 27,249       $ 204,240      $ 164,785

Percent of
Consolidated
Revenues                    64%            62%           22%           21%           14%          17%            100%           100%

Operating Profit
(Loss)                $ 66,700       $ 47,497       $ 5,188       $ 3,121        $ (887)       $ 709        $ 71,001       $ 51,327

As reflected above, the Company's consolidated operating results improved by $19.7 million or 38% when comparing the second quarters of 1998 and 1997. Day rate drilling revenues increased by $28.5 million or 28% as the Company's offshore fleet achieved 95% utilization during the second quarter of 1998, compared to 100% in the second quarter of 1997, and a 31% increase in average day rates between periods. Related expenses increased by $8.7 million or about 18% between periods primarily as a result of higher wages and rig mobilization costs.

The 66% improvement shown above in the Company's manufacturing profitability between periods primarily reflects the increased contribution of the marine group. During the second quarter of 1998, the Company completed one of the two Super 116 Class rig kits it sold in 1997. The second kit should be completed by year-end 1998. The division's external backlog was $47.4 million at June 30, 1998. Manufacturing operations exclude approximately $29 million of products and services provided to the Company's drilling division during the second quarter of 1998, most of which was attributable to construction progress on Rowan Gorillas V and VI, compared to $16 million in the same period of 1997.

The Company's aviation operations experienced the normal seasonal improvement in flying activity in Alaska during both periods, although the 1998 results were hampered primarily due to higher wages and aircraft maintenance costs.

Perceptible trends in the offshore drilling markets in which the Company is currently operating and the number of Company-operated rigs in each of those markets are as follows:

           AREA                    RIGS                          PERCEPTIBLE INDUSTRY TRENDS
---------------------------    -------------     -----------------------------------------------------
Gulf of Mexico                      14           Reduced exploration and development activity in the
                                                 near-term

North Sea                            5           Generally stable levels of drilling activity for jack-up
                                                 rigs

Eastern Canada                       2           Improving demand

Perceptible trends in the aviation markets in which the Company is currently operating and the number of Company-operated aircraft based in each of those markets are as follows:


         AREA                    AIRCRAFT                        PERCEPTIBLE INDUSTRY TRENDS
------------------------    -------------------      ----------------------------------------------------
Alaska                              70                  Normal seasonal improvement

Gulf of Mexico                      49                  Moderately improving market conditions

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

In recent months, the prolonged weakness in oil prices has led to a reduction in drilling, primarily impacting jack-ups in the Gulf of Mexico. As some energy companies have suspended portions of their drilling programs and reduced their 1998 drilling budgets, the Company has experienced curtailed drilling assignments and, in many instances, has had to accept lower day rates in an effort to maintain utilization of its rig fleet. Many of the Company's Gulf of Mexico rigs are currently working at day rates well below those obtained during the just-completed second quarter. At current levels, the Company should continue to operate profitably. However, there can be no assurance that the Company's operations will not be more adversely affected should current conditions persist or that market conditions will not deteriorate further.

The Company's manufacturing operations are considerably less volatile than its drilling and aviation operations and, given current order backlog and barring unforeseen circumstances, should continue to contribute positive operating results throughout the remainder of 1998.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet figures and ratios as of June 30, 1998 and December 31, 1997 is as follows (dollars in thousands):

                                                                          June 30,         December 31,
                                                                            1998              1997
                                                                            ----              ----
     Cash and cash equivalents                                            $140,177          $108,332
     Current assets                                                       $431,966          $412,378
     Current liabilities                                                   $93,932           $81,526
     Current ratio                                                            4.60              5.06
     Notes payable and current maturities of long-term debt                 $6,378                 -
     Long-term debt                                                       $254,218          $256,150
     Stockholders' equity                                                 $737,071          $653,098
     Long-term debt/total capitalization                                       .26               .28

Reflected in the comparison above are the effects in the first half of 1998 of net cash provided by operations of $122.3 million, capital expenditures of $115 million, proceeds from borrowings of $40.6 million, repayments of borrowings of $36.2 million and proceeds from the disposition of the Company's 49% interest in KLM ERA Helicopters of $19.6 million.

Capital expenditures during the first half of 1998 were primarily related to construction of Rowan Gorilla V and Rowan Gorilla VI, each being an enhanced version of the Company's Gorilla Class jack-ups featuring a combination drilling and production capability. Gorilla V recently completed its relocation from the Company's Vicksburg, Mississippi shipyard to its Sabine Pass, Texas facility for final outfitting and should be completed and commence operations in the North Sea during the fourth quarter. The Company has financed $153.1 million of the cost of Gorilla V through two fixed rate bank notes guaranteed by the Maritime Administration of the U. S. Department of Transportation under its Title XI Program. The notes require semiannual repayments beginning in January 1999, with final payments due in July 2010, and bear interest as follows: $67 million at 6.94% and $86.1 million at 6.15%.

Construction of Gorilla VI should be completed during the second quarter of 2000 and the Company is pursuing outside financing on terms and conditions similar to those obtained for Gorilla V.

The Company has begun ordering long lead-time items for Rowan Gorilla VII and expects construction to be completed about one year following delivery of Gorilla VI. The Company intends to pursue outside financing for Gorilla VII if necessary, but believes that internally generated working capital may be sufficient to fund its construction. There can be no assurance that working capital will be adequate throughout the period required to complete construction or that outside financing will be available. The Company expects the total construction cost of Gorillas V, VI and VII will be in the range of $550 to 600 million.

The Company estimates remaining 1998 capital expenditures will be between $90 million and $100 million, including approximately $75-80 million for Gorillas V, VI and VII. The Company may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing offshore rigs and manufacturing facilities.

In March 1998, the Company repaid the balance of $36.2 million of promissory notes originally issued in February 1994 in connection with the acquisition of its manufacturing operations.

At June 30, 1998, the Company had available $45 million under a $155 million bank revolving credit facility maturing in October, 2000. The $110 million outstanding under the credit line bore interest at 6.06% on June 30, 1998.

Based upon current operating levels and the previously discussed market trends, management believes that 1998 operations, together with existing working capital and available financial resources, will generate sufficient cash flow to sustain planned capital expenditures and debt service requirements at least through the remainder of 1998.

At June 30, 1998, approximately $137 million of the Company's retained earnings was available for the payment of dividends under the most restrictive provisions of the Company's debt agreements.

On June 16, 1998, the Company instituted a program of repurchasing up to five percent of its outstanding Common Stock. At July 31, 1998, the Company had repurchased more than two percent of its outstanding shares.

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

                           PART II. OTHER INFORMATION

Item 5.           Other Information

       To be considered for inclusion in the Company's proxy statement and form of proxy relating to the 1999 Annual Meeting of Stockholders, proposals of stockholders submitted for consideration at such annual meeting must be received by the Corporate Secretary at the Company's principal offices, 5450 Transco Tower, 2800 Post Oak Boulevard, Houston, Texas 77056-6196 no later than
November 15, 1998.

       Other stockholder proposal submitted for consideration at the Company's 1999 Annual Meeting of Stockholders (but not for inclusion in the proxy statement and form of proxy) must be received by the Corporate Secretary of the Company at the address indicated above no later than January 27, 1999. If such timely notice of a stockholder proposal is not given, the proposal may not be brought before the Annual Meeting. If timely notice of a stockholder proposal is given but is not accompanied by a written statement in compliance with applicable securities laws, the Company's proxy committee may exercise discretionary voting authority over proxies with respect to such proposal if presented at the Company's 1999 Annual Meeting of Stockholders.

       Stockholder recommendations to the Nominating Committee of the Company's Board of Directors with respect to nominees for election as directors must be received by the Corporate Secretary of the Company at the address indicated above no later than February 22, 1999.


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibit 3 - Bylaws of the Company, as amended

                  (b)      Exhibit 27 - Financial Data Schedule

                  (c)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Registrant during the second quarter of fiscal year 1998.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ROWAN COMPANIES, INC.
                                          (Registrant)


Date:  August 14, 1998                    /s/ E. E. THIELE
                                          -----------------------------------
                                          E. E. Thiele
                                          Senior Vice President- Finance,
                                          Administration and Treasurer
                                          (Chief Financial Officer)

Date:  August 14, 1998                    /s/ W. H. WELLS
                                          -----------------------------------
                                          W. H. Wells
                                          Controller
                                          (Chief Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                          DESCRIPTION
--------                       ------------
(a)      Exhibit 3 - Bylaws of the Company, as amended

(b)      Exhibit 27 - Financial Data Schedule