Form 10-Q
period 1998-09-30
ROWAN COMPANIES INC
filed 1998-11-16
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM_____TO_____



                              ROWAN COMPANIES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)



           Delaware                      1-5491                  75-0759420
--------------------------------     ---------------         -------------------
(State or other jurisdiction of      Commission File          (I.R.S. Employer
incorporation or organization)           Number              Identification No.)


5450 Transco Tower, 2800 Post Oak Boulevard, Houston, Texas       77056-6196
-----------------------------------------------------------       ----------
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

                                                          Yes   X    No
                                                               ---     ----

The number of shares of common stock, $.125 par value, outstanding at October 31, 1998 was 83,832,282.

                              ROWAN COMPANIES, INC.

                                      INDEX




                                                                                Page No.
                                                                                --------

PART I.       Financial Information:


                        Consolidated Balance Sheet --
                        September 30, 1998 and December 31, 1997....................2

                        Consolidated Statement of Income --
                        Three and Nine Months Ended September 30, 1998
                        and 1997....................................................4

                        Consolidated Statement of Cash Flows --
                        Nine Months Ended September 30, 1998
                        and 1997....................................................5

                        Notes to Consolidated Financial Statements..................6

                        Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations...............................................8

PART II.      Other Information:

                        Exhibits and Reports on Form 8-K...........................13

                          PART I. FINANCIAL INFORMATION





                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)





                                                            September 30,    December 31,
                                                               1998              1997
                                                            ------------     ------------
                                ASSETS                               (Unaudited)



CURRENT ASSETS:
  Cash and cash equivalents ...........................     $    112,775     $    108,332
  Receivables - trade and other .......................          114,474          133,627
  Inventories - at cost:
    Raw materials and supplies ........................           89,588           69,621
    Work-in-progress ..................................           38,403           25,974
    Finished goods ....................................              824            6,321
  Prepaid expenses ....................................            9,050            7,694
  Deferred tax assets .................................           13,898           60,809
                                                            ------------     ------------
             Total current assets .....................          379,012          412,378
                                                            ------------     ------------

INVESTMENT IN AND ADVANCES TO 49% OWNED COMPANY .......                            25,737
                                                            ------------     ------------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment ..................................          989,385          965,292
  Aircraft and related equipment ......................          209,378          202,044
  Manufacturing plant and equipment ...................           74,501           60,902
  Construction in progress ............................          317,134          195,996
  Other property and equipment ........................          109,170           94,476
                                                            ------------     ------------
             Total ....................................        1,699,568        1,518,710
  Less accumulated depreciation and amortization ......          875,042          841,550
                                                            ------------     ------------
             Property,  plant  and equipment - net ....          824,526          677,160
                                                            ------------     ------------

OTHER ASSETS AND DEFERRED CHARGES .....................            5,931            6,860
                                                            ------------     ------------

             TOTAL ....................................     $  1,209,469     $  1,122,135
                                                            ============     ============


See Notes to Consolidated Financial Statements.



                                                                                    September 30,    December 31,
                                                                                       1998             1997
                                                                                    ------------     ------------
                                                                                              (Unaudited)
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt ......................................     $     12,756
    Accounts payable - trade ..................................................           22,794     $     22,839
    Deferred revenues .........................................................           12,290           14,927
    Other current liabilities .................................................           49,097           43,760
                                                                                    ------------     ------------
            Total current liabilities .........................................           96,937           81,526
                                                                                    ------------     ------------

LONG-TERM DEBT - less current maturities ......................................          250,335          256,150
                                                                                    ------------     ------------

OTHER LIABILITIES .............................................................           46,696           50,457
                                                                                    ------------     ------------

DEFERRED CREDITS:
    Income taxes ..............................................................           76,796           74,956
    Gain on sale/leaseback transactions .......................................            3,556            5,948
                                                                                    ------------     ------------
            Total deferred credits ............................................           80,352           80,904
                                                                                    ------------     ------------

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value:
      Authorized 5,000,000 shares issuable in series:
         Series A Preferred Stock, authorized 2,300 shares, none outstanding
         Series III Preferred Stock, authorized 10,300 shares, none outstanding
         Series A Junior Preferred Stock, authorized
           1,500,000 shares, none issued
    Common stock, $.125 par value:
      Authorized 150,000,000 shares; issued 88,731,851
      shares at September 30, 1998 and 88,162,101 shares
      at December 31, 1997 ....................................................           11,091           11,020
Additional paid-in capital ....................................................          420,011          411,812
Retained earnings .............................................................          352,394          232,751
Less cost of 4,462,319 and 1,457,919 treasury shares, respectively ............           48,347            2,485
                                                                                    ------------     ------------
            Total stockholders' equity ........................................          735,149          653,098
                                                                                    ------------     ------------

            TOTAL .............................................................     $  1,209,469     $  1,122,135
                                                                                    ============     ============

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                                                      For The Three Months                For The Nine Months
                                                                       Ended September 30,                Ended September 30,
                                                                     1998              1997              1998               1997
                                                                 ------------      ------------      ------------      ------------
                                                                                             (Unaudited)

REVENUES:
    Drilling services ......................................     $    103,543      $    117,114      $    359,192      $    309,659
    Manufacturing sales and services .......................           36,727            40,738           119,431           111,976
    Aviation services ......................................           43,200            37,604            93,001            83,371
                                                                 ------------      ------------      ------------      ------------
            Total ..........................................          183,470           195,456           571,624           505,006
                                                                 ------------      ------------      ------------      ------------

COSTS AND EXPENSES:
    Drilling services ......................................           56,822            51,471           162,240           165,315
    Manufacturing sales and services .......................           32,484            34,964           102,131            97,478
    Aviation services ......................................           29,728            29,438            78,520            73,235
    Depreciation and amortization ..........................           12,571            11,808            36,847            34,598
    General and administrative .............................            4,376             4,061            13,645            12,644
                                                                 ------------      ------------      ------------      ------------
            Total ..........................................          135,981           131,742           393,383           383,270
                                                                 ------------      ------------      ------------      ------------

INCOME FROM OPERATIONS .....................................           47,489            63,714           178,241           121,736
                                                                 ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
    Interest expense .......................................           (4,362)           (6,601)          (12,753)          (20,139)
    Less interest capitalized ..............................            4,297             2,663            11,682             6,770
    Gain on disposals of property, plant and equipment .....            2,394               127             3,066             1,075
    Interest income ........................................            1,729             1,213             5,179             3,449
    Other - net ............................................               70                21               276               168
                                                                 ------------      ------------      ------------      ------------
            Other income (expense) - net ...................            4,128            (2,577)            7,450            (8,677)
                                                                 ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES .................................           51,617            61,137           185,691           113,059
    Provision for income taxes .............................           19,122             6,850            66,048            10,561
                                                                 ------------      ------------      ------------      ------------

INCOME BEFORE EXTRAORDINARY CHARGE .........................           32,495            54,287           119,643           102,498
    Extraordinary charge from early redemption of debt .....                                                                  3,478
                                                                 ------------      ------------      ------------      ------------
NET INCOME (Note 4) ........................................     $     32,495      $     54,287      $    119,643      $     99,020
                                                                 ============      ============      ============      ============


PER SHARE OF COMMON STOCK (Note 5):
    Basic:
      Income before extraordinary charge ...................     $        .38      $        .63      $       1.39      $       1.19
      Extraordinary charge from early redemption of debt ...                                                                    .04
                                                                 ------------      ------------      ------------      ------------
      Net  income ..........................................     $        .38      $        .63      $       1.39      $       1.15
                                                                 ============      ============      ============      ============
    Diluted:
      Income before extraordinary charge ...................     $        .38      $        .61      $       1.36      $       1.15
      Extraordinary charge from early redemption of debt ...                                                                    .04
                                                                 ------------      ------------      ------------      ------------
      Net  income ..........................................     $        .38      $        .61      $       1.36      $       1.11
                                                                 ============      ============      ============      ============




See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                           For The Nine Months
                                                                                           Ended September 30,
                                                                                       --------------------------
                                                                                          1998            1997
                                                                                       ----------      ----------
                                                                                               (Unaudited)

CASH PROVIDED BY (USED IN):
   Operations:
      Net income .................................................................     $  119,643      $   99,020
      Adjustments to reconcile net income to net cash provided by operations:
         Depreciation and amortization ...........................................         36,847          34,598
         Gain on disposals of property, plant and equipment ......................         (3,066)         (1,075)
         Compensation expense ....................................................          3,753           3,496
         Change in sale/leaseback payable ........................................         (4,562)         (8,019)
         Amortization of sale/leaseback gain .....................................         (2,392)         (2,392)
         Provision for pension and postretirement benefits .......................          4,599           4,698
         Deferred income taxes ...................................................         48,751           8,083
         Extraordinary charge from early redemption of debt ......................                          3,478
         Other - net .............................................................            107           1,893
      Changes in current assets and liabilities:
         Receivables - trade and other............................................         19,153         (21,757)
         Inventories .............................................................        (26,298)        (21,584)
         Other current assets ....................................................         (1,356)          7,756
         Current liabilities .....................................................          2,507          18,861
      Net changes in other noncurrent assets and liabilities .....................           (117)           (340)
                                                                                       ----------      ----------
   Net cash provided by operations ...............................................        197,569         126,716
                                                                                       ----------      ----------

   Investing activities:
      Property, plant and equipment additions ....................................       (180,136)       (116,909)
      Proceeds from disposals of property, plant and equipment ...................          4,747           2,958
      Proceeds from disposition of investment in 49% owned company ...............         19,550
      Repayments from affiliates .................................................                            229
                                                                                       ----------      ----------
   Net cash used in investing activities .........................................       (155,839)       (113,722)
                                                                                       ----------      ----------

   Financing activities:
      Proceeds from  borrowings ..................................................         43,097          59,209
      Repayments of borrowings ...................................................        (36,156)        (50,247)
      Payments to acquire treasury stock .........................................        (45,862)
      Premium on redemption of debt ..............................................                         (3,000)
      Other - net ................................................................          1,634           1,245
                                                                                       ----------      ----------
   Net cash provided by (used in) financing activities ...........................        (37,287)          7,207
                                                                                       ----------      ----------

INCREASE IN CASH AND CASH EQUIVALENTS ............................................          4,443          20,201
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................        108,332          97,225
                                                                                       ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................................     $  112,775      $  117,426
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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 1998 and December 31, 1997, and the results of its operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997.

3. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

5. Computation of basic and diluted earnings per share is as follows (in thousands except per share amounts):




                                                                          For The                       For The
                                                                     Three Months Ended             Nine Months Ended
                                                                       September 30,                  September 30,
                                                                 -------------------------     -------------------------
                                                                    1998          1997            1998           1997
                                                                 ----------     ----------     ----------     ----------
Weighted average shares of common
   stock outstanding .......................................         85,073         86,500         86,305         86,022

Stock options and related (treasury stock method) ..........            203          1,835          1,061          1,711

Shares issuable from assumed conversion
   of floating rate subordinated debentures ................            664          1,123            899          1,283
                                                                 ----------     ----------     ----------     ----------

Weighted average shares for diluted
   earnings per share calculation ..........................         85,940         89,458         88,265         89,016
                                                                 ==========     ==========     ==========     ==========


Income before extraordinary charge .........................     $   32,495     $   54,287     $  119,643     $  102,498

Extraordinary charge from early redemption of debt .........                                                       3,478
                                                                 ----------     ----------     ----------     ----------

Net income for basic calculation ...........................         32,495         54,287        119,643         99,020

Subordinated debenture interest, net of
   income tax effect .......................................                            14                           172
                                                                 ----------     ----------     ----------     ----------

Net income for diluted calculation .........................     $   32,495     $   54,301     $  119,643     $   99,192
                                                                 ==========     ==========     ==========     ==========


Basic earnings per share:

   Income before extraordinary charge ......................     $      .38     $      .63     $     1.39     $     1.19

   Extraordinary charge ....................................                                                         .04
                                                                 ----------     ----------     ----------     ----------

   Net income ..............................................     $      .38     $      .63     $     1.39     $     1.15
                                                                 ==========     ==========     ==========     ==========

Diluted earnings per share:

   Income before extraordinary charge ......................     $      .38     $      .61     $     1.36     $     1.15

   Extraordinary charge ....................................                                                         .04
                                                                 ----------     ----------     ----------     ----------

   Net income ..............................................     $      .38     $      .61     $     1.36     $     1.11
                                                                 ==========     ==========     ==========     ==========

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 Compared to
       Nine Months Ended September 30, 1997

The Company achieved net income of $119.6 million in the first nine months of 1998 compared to $99.0 million in the same period of 1997 as increased offshore drilling day rates and improved manufacturing and aviation operations more than offset higher provisions for income taxes. The prior period results were after charges of $20 million from concluding the Company's turnkey business and $3.5 million from redeeming early certain 11 7/8% Senior Notes and incurred lower income tax provisions due to available tax loss and credit carryforwards.

A comparison of the revenues and operating profit from drilling, manufacturing, aviation and consolidated operations for the first nine months of 1998 and 1997, respectively, is reflected below (dollars in thousands):




                                      Drilling                Manufacturing               Aviation                 Consolidated
                               ----------------------    ----------------------    ----------------------    ----------------------
                                  1998         1997         1998         1997         1998         1997         1998         1997
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

Revenues                       $ 359,192    $ 309,659    $ 119,431    $ 111,976    $  93,001    $  83,371    $ 571,624    $ 505,006

Percent of Consolidated
Revenues                              63%          61%          21%          22%          16%          17%         100%         100%

Operating Profit(1)            $ 173,493    $ 121,431    $  13,376    $  11,505    $   5,017    $   1,444    $ 191,886    $ 134,380

-------------------------------------------------------------------------------
(1) Income from operations before deducting general and administrative expenses.


As reflected above, the Company's consolidated operating results increased by 43% to $192 million, or 34% of revenues, when comparing the first nine months of 1998 and 1997. Daywork drilling revenues increased by $49.5 million or 16% as the Company's offshore fleet achieved 92% utilization during the first nine months of 1998, compared to 99% in the same period of 1997, and a 24% increase in average day rates between periods. Related expenses increased by $17.1 million or 12% between periods primarily as a result of higher wages and rig mobilization costs.

The operating results for the first nine months of 1997 included a loss from concluding the Company's turnkey drilling operations of approximately $20 million. The Company currently has no turnkey wells in progress nor any plans for additional turnkey work at this time.

The 7% and 16% improvements shown above in the Company's manufacturing revenues and profitability between periods primarily reflects the increased contribution of the marine group. During the first nine months of 1998, the Company provided design and components (a LeTourneau "kit") toward the construction of two new Super 116 Class rigs. One kit was completed during the period and the other is expected to be completed prior to year end. The division's external backlog was $30.2 million at September 30, 1998. Manufacturing operations exclude approximately $88 million of products and services provided to the Company's drilling division during the first nine months of 1998, most of which was attributable to construction progress on Rowan Gorillas V and VI, compared to $49 million in the same period of 1997.

The 12% and 247% increases shown above in the Company's aviation revenues and profitability between periods primarily reflects a more-than-doubling of forest fire control services, the continued growth of Alaskan tourism and increased flying for energy companies in the Gulf of Mexico and in connection with the Company's commuter airline in Alaska. The Company's disposition in January 1998 of its 49% interest in the Dutch helicopter joint venture KLM ERA did not have a material impact on its results of operations for the first nine months of 1998.


Three Months Ended September 30, 1998 Compared to
       Three Months Ended September 30, 1997

The Company generated net income of $32.5 million in the third quarter of 1998 compared to $54.3 million in the same period of 1997 as reduced offshore rig utilization, primarily in the Gulf of Mexico, and higher provisions for income taxes more than offset improved aviation operations. The prior period results incurred lower income tax provisions due to available tax loss and credit carryforwards.

A comparison of the revenues and operating profit from drilling, manufacturing, aviation and consolidated operations for the third quarters of 1998 and 1997, respectively, is reflected below (dollars in thousands):





                                     Drilling                 Manufacturing              Aviation                  Consolidated
                               ----------------------    ----------------------    ----------------------    ----------------------
                                  1998         1997         1998         1997         1998         1997         1998         1997
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

Revenues                       $ 103,543    $ 117,114    $  36,727    $  40,738    $  43,200    $  37,604    $ 183,470    $ 195,456

Percent of Consolidated
Revenues                              56%          60%          20%          21%          24%          19%         100%         100%

Operating Profit               $  38,522    $  57,917    $   2,864    $   4,688    $  10,479    $   5,170    $  51,865    $  67,775

As reflected above, the Company's consolidated operating results declined by $15.9 million or 23% when comparing the third quarters of 1998 and 1997. Drilling revenues decreased by $13.6 million or 12% as utilization of the Company's offshore fleet fell to 84% during the third quarter of 1998, compared to 99% in the third quarter of 1997, though average day rates increased by 6% between periods. Related expenses increased by $5.4 million or about 10% between periods primarily as a result of higher wages for operating personnel.

The decline in the Company's manufacturing revenues and profitability between periods primarily reflects reduced mining equipment sales as a result of weak commodity prices. The division's external backlog was $30.2 million at September 30, 1998. Manufacturing operations exclude approximately $37 million of products and services provided to the Company's drilling division during the third quarter of 1998, most of which was attributable to construction progress on Rowan Gorillas V and VI, compared to $17 million in the same period of 1997.

The 15% and 103% increases shown above in the Company's aviation revenues and profitability between periods primarily reflects increased flying in connection with forest fire control services, Alaskan tourism, the Company's commuter airline and for energy companies in the Gulf of Mexico.

Perceptible trends in the offshore drilling markets in which the Company is currently operating and the number of Company-operated rigs in each of those markets are as follows:



           AREA                    RIGS                          PERCEPTIBLE INDUSTRY TRENDS
---------------------------    -------------     ------------------------------------------------------------
Gulf of Mexico                      14           Reduced exploration and development activity in the
                                                 near-term

North Sea                            5           Generally reduced levels of drilling activity for jack-up
                                                 rigs

Eastern Canada                       2           Generally stable demand


Perceptible trends in the aviation markets in which the Company is currently operating and the number of Company-operated aircraft based in each of those markets are as follows:



         AREA                    AIRCRAFT                        PERCEPTIBLE INDUSTRY TRENDS
------------------------    -------------------      ----------------------------------------------------
Alaska                              69                  Normal seasonal decline

Gulf of Mexico                      46                  Generally stable flight support activity


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

In recent months, the prolonged weakness in oil prices has led to a reduction in drilling, primarily impacting jack-ups in the Gulf of Mexico. As some energy companies have suspended portions of their drilling programs and announced anticipated reductions in their 1998 and 1999 drilling budgets, the Company has experienced curtailed drilling assignments and, at least partly due to its efforts to maintain day rates, lower utilization of its rig fleet. Currently, only five of the Company's Gulf of Mexico rigs are working and generally at day rates well below those obtained during the just-completed third quarter. At current levels, the Company can continue to operate profitably, though at a level well below that experienced during the first nine months of 1998. There can be no assurance that the Company's operations will not be more adversely affected should current market conditions persist or that such conditions will not deteriorate further.

The Company's manufacturing operations are considerably less volatile than its drilling and aviation operations and, given current order backlog and barring unforeseen circumstances, should continue to contribute positive operating results throughout the remainder of 1998.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet figures and ratios as of September 30, 1998 and December 31, 1997 is as follows (dollars in thousands):



                                                   September 30,    December 31,
                                                       1998              1997
                                                   -------------    ------------

Cash and cash equivalents                           $  112,775       $  108,332
Current assets                                      $  379,012       $  412,378
Current liabilities                                 $   96,937       $   81,526
Current ratio                                             3.91             5.06
Current maturities of long-term debt                $   12,756               --
Long-term debt                                      $  250,335       $  256,150
Stockholders' equity                                $  735,149       $  653,098
Long-term debt/total capitalization                        .25              .28


Reflected in the comparison above are the effects in the first nine months of 1998 of net cash provided by operations of $197.6 million, capital expenditures of $180.1 million, proceeds from borrowings of $43.1 million, repayments of borrowings of $36.2 million, payments to acquire treasury stock of $45.9 million and cash proceeds from the disposition of the Company's 49% interest in KLM ERA Helicopters of $19.6 million.

Capital expenditures during the first nine months of 1998 were primarily related to construction of Rowan Gorilla V and Rowan Gorilla VI , each being an enhanced version of the Company's Gorilla Class jack-ups featuring a combination drilling and production capability. Gorilla V is undergoing final outfitting at the Company's Sabine Pass, Texas facility and should be completed and commence operations in the North Sea during the fourth quarter. The Company has financed $153.1 million of the cost of Gorilla V through two fixed rate bank notes guaranteed by the Maritime Administration of the U. S. Department of Transportation under its Title XI Program. The notes require semiannual repayments beginning in January 1999, with final payments due in July 2010, and bear interest as follows: $67 million at 6.94% and $86.1 million at 6.15%.

Construction of Gorilla VI is progressing at the Company's Vicksburg, Mississippi shipyard and should be completed by mid-2000. The Company has obtained Title XI bank financing for up to $171 million of the cost of Gorilla VI on terms and conditions similar to those obtained for Gorilla V.

The Company has begun ordering long lead-time items for Rowan Gorilla VII and expects construction to be completed about one year following delivery of Gorilla VI. The Company intends to pursue outside financing for Gorilla VII if necessary, but believes that internally generated working capital may be sufficient to fund its construction. There can be no assurance that working capital will be adequate throughout the period required to complete construction or that outside financing will be available. The Company expects the total construction cost of Gorillas V, VI and VII will be in the range of $550-600 million.

The Company estimates remaining 1998 capital expenditures will be between $50 million and $60 million, including approximately $35-45 million for Gorillas V, VI and VII. The Company may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing offshore rigs and manufacturing facilities.

In March 1998, the Company repaid the balance of $36.2 million of promissory notes originally issued in February 1994 in connection with the acquisition of its manufacturing operations.

At September 30, 1998, the Company had available $45 million under a $155 million bank revolving credit facility maturing in October 2000. The $110 million outstanding under the credit line bore interest at 6.03% on September 30, 1998.

Based upon current operating levels and the previously discussed market trends, management believes that 1998 operations, together with existing working capital and available financial resources, will generate sufficient cash flow to sustain planned capital expenditures and debt service requirements at least through the remainder of 1998.

At September 30, 1998, approximately $153 million of the Company's retained earnings was available for the payment of dividends under the most restrictive provisions of the Company's debt agreements.

On October 22, 1998, the Company expanded its Share Repurchase Program to include up to eight million shares of its outstanding Common Stock. Since the Program's inception in June 1998, the Company has repurchased 3,451,400 shares.

The Company believes that its exposure to potential year 2000 ("Y2K") computer-related problems is limited and the costs associated with readying its information systems and computer-controlled equipment will not materially impact its financial position or results of operations. Over the past several years, the Company has devoted substantial efforts towards upgrading and enhancing its drilling and aviation information systems as a matter of course. Such modifications necessarily contemplated Y2K compliance, the cost of which has been expensed as incurred but is not separately identifiable. These upgrades and enhancements are substantially complete and the Company's drilling and aviation information systems should be fully Y2K compliant by the end of this year. Modifications to the Company's manufacturing information systems have been undertaken only during the past two to three years. The Company expects the cost of Y2K compliance for its manufacturing systems will be approximately $2.8 million, $1.3 million of which has been expensed to date, and that all necessary modifications will be completed by mid-1999. The Company will continue to assess and test its computer-controlled equipment for Y2K compatibility, but has heretofore discovered no significant deficiencies. The Company's operations are not highly dependent upon any single customer or vendor and the Company believes that the risk of a material interruption in its business as a result of Y2K software problems associated with a single customer or vendor is extremely remote. The Company has not yet deemed necessary any Y2K contingency plans, but will continue to monitor its own Y2K status as well as that of its customers and vendors and, if warranted, develop any necessary contingency plans.

This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to the expectations, beliefs and future expected financial performance of the Company that are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected by the Company. Among the factors that could cause actual results to differ materially are the following:

*      oil and natural gas prices

*      the level of offshore expenditures by energy companies

*      the general economy, including inflation

*      weather conditions in the Company's principal operating areas

*      environmental and other laws and regulations

Other relevant factors have been disclosed in the Company's filings with the U.S. Securities and Exchange Commission.

                           PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibit 10(a) - Commitment to Guarantee Obligations and First Preferred Ship Mortgage both dated September 29, 1998 between the Company and the Maritime Administration of the U. S. Department of Transportation.

           (b) Exhibit 10(b) - Credit Agreement and Trust Indenture both dated September 29, 1998 between the Company and Citibank, N.A.

           (c)    Exhibit 27 - Financial Data Schedule

           (d)    Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the third quarter of fiscal year 1998.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ROWAN COMPANIES, INC.
                                             (Registrant)


Date:  November 16, 1998                     /s/ E. E. THIELE
                                             -----------------------------------
                                             E. E. Thiele
                                             Senior Vice President- Finance,
                                             Administration and Treasurer
                                             (Chief Financial Officer)

Date:  November 16, 1998                     /s/ W. H. WELLS
                                             -----------------------------------
                                             W. H. Wells
                                             Controller
                                             (Chief Accounting Officer)

                                 EXHIBIT INDEX


   EXHIBIT
   NUMBER                                DESCRIPTION
   ------                                -----------

Exhibit 10(a)   - Commitment to Guarantee Obligations and First Preferred Ship
                  Mortgage both dated September 29, 1998 between the Company and the Maritime Administration of the U. S. Department of Transportation.

Exhibit 10(b)   - Credit Agreement and Trust Indenture both dated September 29,
                  1998 between the Company and Citibank, N.A.

Exhibit 27      - Financial Data Schedule