Form 10-K405
period 1998-12-31
ROWAN COMPANIES INC
filed 1999-03-29
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____ TO ____

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
     Title of each class                         on which registered
-----------------------------                   -----------------------
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

         The aggregate market value as of March 1, 1999 of the Common Stock held by non-affiliates of the registrant was approximately $701 million.

         The number of shares of Common Stock, $.125 par value, outstanding at March 1, 1999 was 83,022,407.

                        DOCUMENTS INCORPORATED BY REFERENCE

             Document                            Part of Form 10-K
             --------                            -----------------

Annual Report to Stockholders for
fiscal year ended December 31, 1998              Parts I, II and IV

Proxy Statement for the 1999 Annual
Meeting of Stockholders                          Part III

                               TABLE OF CONTENTS

PART I                                                                       Page

     Item 1.   Business ....................................................   1
        Drilling Operations.................................................   1
           Offshore Operations .............................................   1
           Onshore Operations ..............................................   3
           Contracts .......................................................   3
           Competition .....................................................   4
           Regulations and Hazards .........................................   4
        Manufacturing Operations............................................   6
           Raw Materials....................................................   7
           Competition......................................................   7
           Regulations and Hazards..........................................   8
        Aviation Operations ................................................   8
           Contracts .......................................................  10
           Competition .....................................................  10
           Regulations and Hazards .........................................  10
        Employees ..........................................................  10

     Item 2.   Properties ..................................................  11
        Drilling Rigs ......................................................  11
        Manufacturing Facilities............................................  15
        Aircraft ...........................................................  15

     Item 3.   Legal Proceedings ...........................................  16

     Item 4.   Submission of Matters to a Vote of Security Holders .........  16

     Additional Item.  Executive Officers of the Registrant ................  17

PART II

     Item 5.   Market for Registrant's Common Stock and Related
                 Stockholder Matters .......................................  18

     Item 6.   Selected Financial Data .....................................  18

     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .......................  18

     Item 7A.  Quantitative and Qualitative Disclosures about Market Risk ..  19

     Item 8.   Financial Statements and Supplementary Data .................  19

     Item 9.   Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure .......................  19

PART III

     Item 10.  Directors and Executive Officers of the Registrant ..........  19

     Item 11.  Executive Compensation ......................................  19

     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management ............................................  19

     Item 13.  Certain Relationships and Related Transactions ..............  20

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K .......................................  20

                                     PART I


ITEM 1.  BUSINESS

Rowan Companies, Inc. (the "Company") is a major provider of international and domestic contract drilling and aviation services. The Company also operates a mini-steel mill, a manufacturing facility that produces heavy equipment for the mining, timber and transportation industries and a marine construction division that has designed and built over one-third of all mobile offshore jack-up drilling rigs. The Company was organized in 1947 as a Delaware corporation and a successor to a contract drilling business conducted since 1923 under the name Rowan Drilling Company, Inc.

Information regarding each of the Company's industry segments, including revenues, operating profit (loss), assets and foreign sales for 1996, 1997 and 1998, is incorporated herein by reference to Footnote 10 of the Notes to Consolidated Financial Statements on pages 29 and 30 of the Company's 1998 Annual Report to Stockholders ("Annual Report"), incorporated portions of which are filed as Exhibit 13 hereto.

DRILLING OPERATIONS

The Company provides contract drilling services utilizing a fleet of 21 self-elevating mobile offshore drilling platforms ("jack-up rigs"), one mobile offshore floating platform ("semi-submersible rig") and 14 land drilling rigs. The Company's drilling operations are conducted primarily in the Gulf of Mexico, the North Sea, offshore eastern Canada and in Texas and Louisiana. In 1998, drilling operations generated an operating profit (income from operations before deducting general and administrative expenses) of $180.1 million.

Offshore Operations

Since 1970, the Company's drilling operations have featured jack-up rigs performing both exploratory and development drilling and, in certain areas, well workover operations. The Company operates larger, deep-water type jack-up rigs capable of drilling to depths of 20,000 to 30,000 feet in maximum water depths ranging from 225 to 550 feet, depending on the size of the rig and its location.

A jack-up rig is a floating hull with three independently elevating legs, drilling equipment, supplies, crew quarters, loading and unloading facilities, a helicopter landing deck and other related equipment. Drilling equipment includes engines, drawworks or hoist, derrick, pumps to circulate the drilling fluid, drill pipe and drilling bits. The Company's rigs are equipped with propulsion thrusters to assist in towing. At the drilling site, the legs are lowered until they penetrate the ocean floor and the hull is jacked-up on the legs to the desired elevation above the water. The hull then serves as a drilling platform until the well is completed at which time the hull is lowered into the water, the legs are elevated and the rig is towed to the next drilling site.

The Company's cantilever jack-ups can extend that portion of the hull containing the drilling equipment over fixed production platforms so that development or workover operations on the platforms can be carried out with a minimum of interruption to production. In 1989, the Company acquired and developed "skid base" technology enabling its conventional jack-up rigs to work over wells on a production platform that previously required a cantilever jack-up or platform rig.

At December 31, 1998, the Company's offshore drilling fleet included 13 cantilever jack-up rigs, featuring three harsh environment "Gorilla Class rigs" and one enhanced "Super Gorilla Class rig", eight conventional jack-up rigs, including five rigs with skid base capability, and one semi-submersible rig. The Company operates two of the cantilever jack-up rigs under sale/leaseback arrangements expiring during 2000.

The Company's Gorilla Class rigs, Gorillas II, III and IV, are a heavier-duty class of jack-up rig, intended to drill up to 30,000 feet in water depths up to 328 feet in extreme hostile environments (winds up to 100 miles per hour and seas up to 90 feet).

During the fourth quarter of 1998, the Company completed construction of the first of three Super Gorilla Class rigs, Rowan Gorilla V, which is an enhanced version of the Company's Gorilla Class rigs and the world's largest bottom supported mobile offshore drilling unit. Gorilla V is a combination drilling and production unit capable of operating year-round in 400 feet of water south of the 61st parallel in the North Sea, within the worst case combination of 100-year storm criteria for waves, wave periods, winds and currents. The Company financed $153.1 million of the cost of Gorilla V through bank loans guaranteed by the U.S. Department of Transportation's Maritime Administration under its Title XI Program.

In October 1996, the Company announced plans for the construction of two additional Super Gorilla Class rigs, Rowan Gorilla VI and Rowan Gorilla VII. To date, the Company has assembled a significant portion of Gorilla VI and has ordered most long lead-time components for Gorilla VII. The Company has secured Title XI bank financing for up to $171.0 million of the cost of Gorilla VI on terms and conditions similar to those obtained for Gorilla V. Gorilla VI should be completed by mid-2000 and Gorilla VII about one year thereafter.

This fleet expansion program began in 1995 and represents the Company's first new construction since the mid-1980s. Since that time, the Company's capital expenditures have been primarily for enhancements to existing drilling rigs and manufacturing facilities and for the purchase of aircraft. Of the Company's 17 remaining jack-up rigs, six cantilever rigs and one conventional rig have been modified to provide a degree of hostile environment operating capability, while five cantilever rigs and three conventional rigs can operate in water depths up to 350 feet.

The Company takes advantage of lulls in drilling activity, as is currently being experienced, to perform needed maintenance and make certain enhancements to its drilling fleet. Within the past six months, the Company has completed the following enhancements: upgrading solids control mud systems on all nine of the Company's Class 116-C jack-up rigs and one of its four Class 52 rigs; adding one to two engines to six of the Class 116-C rigs, each such rig now being equipped with six engines; installing new generation top-drives on four of the Class 116-C rigs and one of the Gorilla Class Rigs; upgrading the electrical systems on one of the Class 84 rigs; and reconditioning the subsea equipment on the Company's semi-submersible rig.

For a further discussion of the Company's availability of funds in 1999 to sustain operations, debt service and planned capital expenditures, including those related to construction of Gorillas VI and VII, see "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15, 16 and 17 of the Annual Report, which information is incorporated herein by reference. Also, see ITEM
2. PROPERTIES on page 11 of this Form 10-K for additional information with respect to the capabilities and operating status of the Company's rigs.

The Company's semi-submersible rig is utilized principally for offshore exploratory drilling from a floating position and is capable of drilling to a depth of 25,000 feet in water depths up to 1,200 feet. A semi-submersible drilling rig consists of a drilling platform raised above multiple hulls by columns. The hulls are flooded and submerged beneath the water surface, in which position the rig is anchored during drilling operations. The drilling platform contains the same type of equipment found on a jack-up rig. After completion of the well, the submerged hull is deballasted to reduce vessel draft and facilitate towing to another drilling location.

Onshore Operations

The Company has drilling equipment, personnel and camps available on a contract basis for exploration and development of onshore areas. It currently owns 14 deep-well land rigs located as follows: two in Oklahoma, three in Texas, five in Louisiana, and four in Alaska, which are winterized. Three trailer-mounted land rigs, along with the Company's Argentina subsidiary, were sold in late-1996.

Three deep-well land rigs have worked fairly consistently since mid-1994 in Texas and Louisiana. Four additional rigs have been reactivated since mid-1996, two of which have worked sporadically in Louisiana. Two other deep-well land rigs have worked intermittently in Louisiana and Texas since returning from Argentina in 1997. The Company's five remaining deep-well land rigs based in Alaska and Oklahoma have been idle since mid-1988 due to inadequate rates, and remain "mothballed" at March 26, 1999. The cost of maintaining these rigs is modest and the remaining investment in the rigs is not significant.

The drilling equipment comprising an onshore rig consists basically of engines, drawworks or hoist, derrick, pumps to circulate the drilling fluid, drill pipe and drilling bits. The type of rig required by a customer depends upon the anticipated well depth, terrain and conditions in the drilling area.

Contracts

The Company's drilling contracts generally provide for compensation on a day rate basis and are usually obtained either through competitive bidding or individual negotiations. A number of factors affect a drilling contractor's ability, both onshore and offshore, to obtain contracts at a profitable rate within an area. Such factors include the location and availability of equipment, its suitability for the project, the comparative cost of the equipment, the competence of personnel and the reputation of the contractor. Profitability may also be dependent upon receiving adequate compensation for the cost of moving equipment to drilling locations.

When weak market conditions characterized by declining drilling day rates prevail, as in the current environment, the Company generally accepts lower rate contracts in an attempt to maintain its competitive position and to offset the substantial costs of maintaining and reactivating stacked rigs. When drilling markets are strong and increasing rates prevail, the Company generally pursues short rather than long-term contracts for its offshore rigs to maximize its ability to obtain rate increases and pass through any cost increases to customers.

The Company's drilling contracts are either "well-to-well", "multiple well" or for a fixed term generally ranging from four to twelve months. Well-to-well contracts are cancelable by either party upon completion of drilling at any one site, and fixed-term contracts usually provide for termination by either party if drilling operations are suspended for extended periods by events of force majeure. While most fixed-term contracts are for relatively short periods, some fixed-term and well-to-well contracts continue for a longer period than the original term or for a specific series of wells. Many offshore contracts contain renewal or extension provisions exercisable at the option of the customer at prices agreeable to the Company and most require additional payments for mobilization and demobilization costs. The Company's contracts for work in foreign countries generally provide for payment in United States dollars except for minimal amounts required to meet local expenses.

From 1992 through early 1997, the Company pursued work on a turnkey basis where the Company's entire compensation was contingent upon it successfully drilling a well to a specified depth for a fixed price. In the event operational problems occurred that prevented the Company from reaching the specified turnkey depth, the Company was not entitled to any portion of the turnkey price, thereby causing it to absorb substantial out-of-pocket expenses. For this reason, wells drilled on a turnkey basis generally involved greater economic risk to the Company than wells drilled on a day rate basis. Due to the increasing demand for the Company's daywork drilling services and the unfavorable results of its turnkey drilling operations during the recent past, the Company elected in early 1997 to focus on daywork drilling contracts. The Company is not pursuing additional turnkey work at this time.

The Company believes that the contract status of its onshore and offshore rigs is more informative than backlog calculations, and that backlog information is neither calculable nor meaningful given the cancellation options contained in, and the short duration of, fixed-term contracts and the indeterminable duration of well-to-well and multiple well contracts. See ITEM 2. PROPERTIES beginning on page 11 of this Form 10-K for the contract status of the Company's rigs as of March 26, 1999.

Competition

The Company competes with approximately 21 offshore drilling contractors having available to operate more than 500 mobile rigs, approximately 25 domestic drilling contractors having available about 100 deep-well land rigs, and five domestic drilling contractors having available about 19 winterized land rigs on the Alaskan North Slope. Some of the Company's competitors have greater financial and other resources and may be more able to make technological improvements to existing equipment or replace equipment that becomes obsolete.

Technological advances can create competitive advantages and eventually cause older, less capable equipment to be less suitable for certain drilling operations. As a result, during the 1980-1986 period, the Company carried out a drilling rig expansion program, culminating with the development of a heavier jack-up rig class known as the Gorilla rig. Since that time, the Company has employed a drilling rig modification and enhancement program designed to provide a fleet of jack-up rigs reflecting the latest technological advancements. In 1995, the Company began a drilling rig expansion program featuring the development of an enhanced version of the Gorilla Class rig.

The offshore markets in which the Company competes are characterized by their economic viability and political stability. At March 26, 1999, the Company had 13 jack-ups and its semi-submersible located in the Gulf of Mexico, six jack-ups in the North Sea and two jack-ups offshore eastern Canada. Relocation of drilling rigs from one geographic location to another is dependent upon changing market dynamics, with moves occurring only when the likelihood of higher returns makes such action economical.

The Company markets its drilling services by directly contacting present and potential customers, including large international energy companies, many smaller energy companies and foreign government-owned or controlled energy companies. Since 1992, with the many restructurings, downsizings and, more recently, mergers by major energy companies, followed by significant reductions in their domestic budgets, the Company has increased its marketing emphasis on independent operators.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 17 of the Company's Annual Report, the information under which caption is incorporated herein by reference, for a discussion of current industry conditions and their impact on operations.

Regulations and Hazards

The Company's drilling operations are subject to many hazards, including blowouts and well fires, which could cause personal injury, suspend drilling operations, seriously damage or destroy the equipment involved and cause substantial damage to producing formations and the surrounding areas. Offshore drilling operations are also subject to marine hazards, either while on site or under tow, such as vessel capsizing, collision or grounding. Raising and lowering the legs of jack-up rigs into the ocean bottom and ballasting semi-submersible units require skillful handling to avoid capsizing or other serious damage. Drilling into high pressure formations is a complex process and problems can frequently occur.

The Company believes that it is adequately insured for physical damage to its rigs, and for marine liabilities, worker's compensation, Maritime Employees Liability, automobile liability and for various other types of exposures customarily encountered in the Company's operations. Certain of the Company's liability insurance policies specifically exclude coverage for fines, penalties and punitive or exemplary damages. Under current conditions, the Company anticipates that its present insurance coverage will be maintained, but no assurance can be given that insurance coverage will continue to be available at rates considered reasonable, that self-insured amounts or deductibles will not increase or that certain types of coverage will be available at any cost.

Foreign operations are often subject to political, economic and other uncertainties not encountered in domestic operations, such as arbitrary taxation policies, onerous customs restrictions, unstable currencies and the risk of asset expropriation due to foreign sovereignty over operating areas. As noted previously, the Company attempts to minimize the risk of currency rate fluctuations by generally contracting for payment in United States dollars.

Many aspects of the Company's operations are subject to government regulation, as in the areas of equipping and operating vessels, drilling practices and methods and taxation. In addition, various countries (including the United States) have regulations relating to environmental protection and pollution control. Recent events have also increased the sensitivity of the oil and gas industry to environmental matters. The Company could become liable for damages resulting from pollution of offshore waters and, under United States regulations, must establish financial responsibility. Generally, the Company is substantially indemnified under its drilling contracts for pollution damages, except in certain cases of pollution emanating above the surface of land or water from spills of pollutants, or in the case of pollutants emanating from the Company's drilling rigs, but no assurance can be given regarding the enforceability of such indemnification provisions.

Under turnkey contracts, the Company assumed responsibility for certain risks that would customarily be assumed by the customer under a day rate contract, such as pollution resulting from a blowout or uncontrolled flow from the well bore, an underground blowout and the expense to redrill a well which has blown out. The Company carried insurance to cover such risks and generally obtained an indemnity from its customers for any liabilities exceeding the coverage amount.

The Company believes that it complies with all material legislation and regulations affecting the drilling of oil and gas wells and the discharge of wastes. To date, the Company has made significant modifications to its Gulf of Mexico rigs to reduce waste and rain water discharge and believes that it could operate those rigs at "zero discharge" without material additional expenditures. Otherwise, regulatory compliance has not materially affected the capital expenditures, earnings or competitive position of the Company to date, although such measures do increase drilling costs and may reduce drilling activity. Further regulations may reasonably be anticipated, but any effects thereof on the Company's drilling operations cannot be accurately predicted.

The Company is subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. OSHA's hazard communication standard, the Environmental Protection Agency's "community right-to-know" regulations and comparable state statutes require the Company to organize and report certain information about the hazardous materials used in its operations to employees, state and local government authorities and local citizens.

Since the exploration activities of the Company's present and potential customers are directly impacted by state, federal and foreign regulations associated with the production and transportation of oil and gas, the demand for the Company's drilling services is also affected.

MANUFACTURING OPERATIONS

In 1994, LeTourneau, Inc. ("LeTourneau"), a wholly-owned subsidiary of the Company, acquired the net assets of Marathon LeTourneau Company, headquartered in Longview, Texas. LeTourneau operates a mini-steel mill that recycles scrap and produces steel plate; a manufacturing facility that produces heavy equipment such as front-end loaders with a 50-ton capacity; and a marine group that has designed and built over one-third of all mobile offshore jack-up drilling rigs, including all 21 operated by the Company. In 1998, the manufacturing division generated an operating profit of $18.9 million. External manufacturing backlog for all product lines was approximately $15 million at February 28, 1999, all of which should be realized in 1999, compared with $70 million one year earlier. The Company holds a number of patents on its inventions and the "LeTourneau" name is considered to be significant to its product lines.

The mining equipment product line features front-end loaders with bucket capacities of 17, 22, 28 and 33 cubic yards and off-road trucks with capacities of 190 and 200 tons. LeTourneau's loaders and trucks are generally used in coal, gold, copper and iron ore mines and utilize LeTourneau's patented diesel electric-drive system with solid state controls. This system allows large, mobile equipment to stop, start and reverse without gear shifting and high maintenance braking. LeTourneau loaders can load LeTourneau rear-dump trucks and competitive trucks in the 85-ton to 310-ton range. LeTourneau's mining equipment and parts are distributed through a worldwide network of independent distributors and a Company-owned distribution network serving the western United States.

The timber equipment product line features diesel electric powered log stackers with either two or four wheel drive configurations and load capacities ranging from 35 to 65 tons. LeTourneau is the only manufacturer that sells electrically powered jib cranes rated from 25,000 to 52,000 lbs. at a reach of 100 to 150 feet and with a 360-degree rotation. LeTourneau's timber equipment is marketed primarily in North America through independent distributors and a Company-owned distribution network in the northwestern United States.

LeTourneau's transportation equipment line produces several different types of material handling equipment, such as 50-ton capacity, diesel electric, gantry cranes and large forklift-type vehicles, called side porters, used for lifting, transporting and stacking large shipping containers and trailers at ports and rail yards. Gantry cranes can span up to seven container rows plus a truck aisle and stack 9 1/2-feet tall containers up to five high. Gantry cranes equipped with a spreader can lift containers from the top and have retractable arms for loading and unloading piggyback trailers. LeTourneau's transportation equipment is marketed primarily in North America through independent distributors and a Company-owned distribution network in the northwestern United States.

LeTourneau also sells parts and components to repair and maintain mining, timber and transportation equipment. Equipment parts are marketed through one independent distributor and a Company-owned distribution network in the United States with 17 parts-stocking locations, one independent distributor in Canada with 19 parts-stocking locations, and 31 other international distributors with more than 50 parts-stocking locations.

LeTourneau's Longview, Texas mini-steel mill produces carbon, alloy and specialty steel plate products. LeTourneau concentrates on "niche" markets that require alloy, specialty steel grades, or "exotic" versions of carbon steel products, including mold steels, tool steels, aircraft quality steels, 400 series stainless steel and hydrogen-induced, crack-resistant steels. External steel sales, which are garnered through a direct sales force, consist primarily of steel plate, but also include forging ingots and value-added fabrication of steel products. Steel products are generally sold to steel service centers, fabricators, manufacturers and forge shops. The market for carbon steel plate products and fabricated products is regional and encompasses Texas, Oklahoma, Louisiana, Mississippi and Arkansas. LeTourneau ships alloy and specialty grades of plate products nationally and exports quantities to Mexico and Canada. The forging ingot market is concentrated in the Gulf Coast region of Texas. Carbon and alloy plate products are also used internally in the production of heavy equipment and parts.

LeTourneau's Vicksburg, Mississippi shipyard was reactivated during 1995-1996 following the Company's announcement of the planned construction of Rowan Gorilla V and is dedicated to providing equipment, spare parts and engineering support to the offshore drilling industry. The yard currently employs about 850, most of whom have been hired since 1995. Some rig component manufacturing and marine repair services, as well as marine design engineering, continue to be performed at the Company's Longview, Texas facility.

As noted previously, the marine group delivered Rowan Gorilla V in late-1998 and is currently constructing for the Company two additional Super Gorilla Class jack-up rigs. Also in 1998, the marine group completed two Super
116-C Class drilling rig kits for others.

LeTourneau engages in a limited amount of research and product development, primarily to increase the capacity of and provide innovative improvements to its product lines. The Company evaluates on an ongoing basis the LeTourneau product and service lines with the intention of making enhancements.

Raw Materials

The principal raw material utilized in LeTourneau's manufacturing operations is steel plate, most of which is supplied by LeTourneau's mini-steel mill. Other required materials are generally available in sufficient quantities to meet its manufacturing needs through purchases in the open market. LeTourneau does not believe that it is dependent on any single supplier.

Competition

LeTourneau's mining equipment competes worldwide with several competitors. LeTourneau's loader product line has only two direct competitors; however, the larger loader models compete with other types of loading equipment, primarily electric and hydraulic mining shovels. The LeTourneau truck competes with five truck manufacturers all of whom offer a broader range of truck sizes than LeTourneau, including trucks in the 240-ton class. Three competitors have models in the 260-ton to 310-ton class.

The market for LeTourneau's timber and transportation equipment is also characterized by vigorous competition. Though LeTourneau's jib crane is unique, it does encounter competition from other equipment manufacturers that offer alternative methods for meeting customer requirements. The number of major competitors by type of equipment is as follows: log stackers - four, jib cranes
- three, side porters - six and gantry cranes - more than ten.

LeTourneau's mini-steel mill encounters competition from a total of eight major competitors, with the breakdown by product line being as follows: plate products - four; fabricated products - two and forging ingots - two.

The competition LeTourneau encounters in the parts business is extremely fragmented with only three other companies being considered to be direct competitors. Vendors supplying parts directly to end-users and well-fitters who obtain and copy parts for cheaper and lower quality substitutes provide more intense competition than LeTourneau's direct competitors.

To be competitive in the mining and timber equipment markets, LeTourneau offers warranties at the time of purchase and parts guarantees. The warranties extend for stipulated periods of ownership or hours of usage, whichever occurs first. Parts consumption guaranties and maintenance and repair contracts are made on the same basis. LeTourneau's parts return policy provides that returned parts must be in new, usable condition, be in current production and be readily resalable.

At present, LeTourneau has a limited number of competitors in the marine rig construction and support industry. However, if demand for marine rigs increases, new competitors can be expected to enter the market.

Historically, LeTourneau's customer base has been diverse, such that none of its product lines have been dependent upon any one customer or small group of customers.

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

Hazardous materials are generated at LeTourneau's Longview Texas plant in association with the steel making process. Industrial wastewater generated at the mini-steel mill facility for cooling purposes is recirculated and quality tests are conducted regularly. The facility has permits for wastewater discharges, solid waste disposal and air emissions. Waste products considered hazardous by the EPA are disposed of by shipment to an EPA or state approved waste disposal facility.

During the Company's 1994 acquisition of the net assets of Marathon LeTourneau Company, the sellers agreed to remediate certain environmental conditions at the Longview, Texas and Vicksburg, Mississippi sites. In September 1996, the Company assumed certain environmental remediation obligations related to these facilities in exchange for $4.0 million of cash and a $5.5 million reduction in a promissory note. The remediation efforts include, among other things, post-closure care for a landfill at the Longview facility closed by Marathon LeTourneau Company prior to LeTourneau's acquisition.

LeTourneau jack-up designs are subject to regulatory approval by various agencies, depending upon the geographic areas where the rig will be qualified for drilling. The rules vary by location and are subject to frequent change, and primarily relate to safety and environmental issues in addition to those which classify the jack-up as a vessel.

LeTourneau may be liable for damages resulting from pollution of air, land and inland waters associated with its manufacturing operations. LeTourneau believes that compliance with environmental protection laws and regulations will have no material effect on its capital expenditures, earnings or competitive position during 1999. Further regulations may reasonably be anticipated, but any effects thereof on the Company's manufacturing operations cannot be accurately predicted.

As a manufacturing company, LeTourneau may be responsible for certain risks associated with the use of its products. These risks include product liability claims for personal injury and/or death, property damage, loss of product use, business interruption and necessary legal expenses to defend LeTourneau against such claims. LeTourneau carries insurance that it believes adequately covers such risks. LeTourneau did not assume certain liabilities of Marathon LeTourneau Company, such as product liability and tort claims, associated with all products manufactured, produced, marketed or distributed prior to the date of the acquisition.

LeTourneau anticipates incurring expenses associated with the warranty of its products. In the equipment business, dealers of LeTourneau's products perform the warranty work while in the marine business, LeTourneau generally performs warranty work directly.

AVIATION OPERATIONS

The Company's wholly-owned subsidiary, Era Aviation, Inc. ("Era"), provides contract and charter helicopter and fixed-wing aviation services principally in Alaska, the coastal areas of Louisiana and Texas, and the western United States, with its fleet consisting on March 26, 1999 of 92 helicopters and 18 fixed-wing aircraft. In 1998, the aviation division generated an operating profit of $1.6 million.

The Company's helicopter services in recent years have featured flightseeing, forest fire control and support for oil and gas related operations from Era's primary bases in Alaska, Louisiana and Nevada. Services provided offshore Louisiana and Texas are primarily oil and gas-related while the majority of helicopter services in the western United States are provided to governmental agencies in support of forest fire control, construction, and onshore and offshore oil field support.

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

Since 1983, the Company has operated a scheduled commuter airline service in Alaska encompassing the transportation of passengers, mail and cargo. Era currently serves Valdez, Kenai, Homer, Kodiak, Iliamna and Cordova, with seasonal service to Whitehorse from its base hub in Anchorage. In addition, it services 17 remote villages from its hub in Bethel, Alaska. The Company operates under a code sharing agreement with Alaska Airlines which is the largest carrier of passengers from the contiguous United States to Alaska. The Company's commuter airline is the largest airline operation of that type within the state of Alaska and is the second largest carrier of passengers into and out of the Anchorage International Airport, including the large jet carriers.

Since 1979, the Company has been providing charter and contract helicopter services in the Gulf of Mexico area, primarily to the offshore oil and gas industry. Operations are conducted from the division office in Lake Charles, Louisiana and from bases in the Louisiana cities of Morgan City, Cameron, New Iberia, Intracoastal City, Venice, Fourchon, Houma, Schriever and Johnson Bayou and the Texas cities of Houston, Corpus Christi, Bay City and Sabine Pass. Based on the number of helicopters operating, the Company is the third largest helicopter operator in the Gulf of Mexico.

Since 1987, the Company has manufactured and marketed, from its Gulf Coast Division facility at Lake Charles, Louisiana, a composite external auxiliary fuel tank for use on several helicopters, including the Bell 205, 212 and 412, the military "Huey" and the American Eurocopter BK-117. The tank system provides enhanced flight range with nominal drag while increasing the passenger capacity. Sales to date have been to both civilian and military customers, including emergency float systems for US Army UH-1 Helicopters. Other aircraft accessories are also manufactured at the facility.

From 1991 until January 1998, the Company owned a 49% interest in KLM Helikopters B.V., a wholly-owned subsidiary of KLM Royal Dutch Airlines, as a means of gaining access to the North Sea aviation market. The joint venture company, KLM ERA Helicopters B.V. ("KLM ERA"), served principally the offshore oil and gas drilling, production and service companies operating in the Dutch and British Sectors of the North Sea with its fleet of as many as 15 helicopters. In January 1998, the Company agreed to terminate its ownership in KLM ERA in return for cash and equipment approximating the carrying value of its investment.

Contracts

Era's flight services generally are provided through master service agreements, term contracts or day-to-day charter arrangements. Master service agreements require incremental payments based on usage, usually have fixed terms ranging from one month to one year and generally are cancelable upon notice by either party in 30 days or less. Term contracts generally are noncancelable and require payments, depending upon their duration, as follows: up to one month - either incremental payments based on usage or incremental payments plus a base daily rental; and one month to one year - incremental payments based on usage plus a base monthly rental. Day-to-day charters have the same compensation arrangements as up to one- month term contracts. Because master service agreements and day-to-day charters are Era's most prevalent contracts, the Company believes that the contract status of its aircraft as discussed in the following paragraph is more informative than backlog information, which it believes is neither calculable nor meaningful.

Era aircraft available for operation on March 26, 1999 consisted of 92 helicopters (including 46 based in Alaska and 46 in the Gulf of Mexico area) and 18 fixed-wing aircraft (based in Alaska). The fleet contract status at that date included 88 master helicopter service agreements and 34 term contracts. The remaining aircraft were being operated under day charters or were available for operation under day charter or contract arrangements.

Competition

Approximately six other operators compete directly with the Company in Alaska on a contract or charter basis. Era competes over its scheduled airline routes with up to four other carriers. In the Gulf of Mexico area, the Company competes directly with five other operators and ranks third in the number of helicopters operating with approximately 8% of the market. A number of other helicopter operators compete with Era in the west and northwest regions of the United States and in overseas locations.

Regulations and Hazards

The operation of a scheduled airline in the United States requires a certificate under the Federal Aviation Act of 1958, as presently administered by the Department of Transportation. The granting of a certificate is conditioned upon a demonstration of financial ability and operational expertise. A similar certificate authorizing the right to operate a charter service is not presently required by any jurisdiction in Era's operating areas.

Operation of helicopters and fixed-wing aircraft, particularly under weather conditions prevailing in Alaska, is considered potentially hazardous, although the Company conducts rigorous training and safety programs to minimize these hazards. The Company believes that it is adequately protected by public liability and property damage insurance, including hull insurance against loss of equipment, but carries no insurance against loss of earnings.

EMPLOYEES

The total numbers of employees of the Company at March 9, 1999 and at December 31, 1998, 1997 and 1996 were as follows: 4,896, 4,978, 5,004 and 4,587, respectively. Some of the employees included in these numbers are not United States citizens. None of the Company's employees are covered by collective bargaining agreements with labor unions. The Company considers relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

         The Company leases as its corporate headquarters 59,600 square feet of space in an office tower located at 2800 Post Oak Boulevard in Houston, Texas.


DRILLING RIGS

The following is a summary of the principal drilling equipment owned or operated by the Company and in service at March 26, 1999. See "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 17 in the Annual Report, which pages are incorporated herein by reference.


OFFSHORE


                                         (b)
                                        Depth:        Year                                Contracting Party/
                                        Water/         in                                (n) Type of Contract
Name/Class (a)                        Drilling       Service       Location           (o) Estimated Release Date
--------------                        --------       -------       --------           --------------------------
Cantilever Jack-up Rigs:

  Rowan Gorilla II                  328'/30,000'      1984       Eastern Canada           Mobil Oil Canadian Properties
  200-C (d)(f)(g)                                                                         (n) Multiple Well (o) January 2000

  Rowan Gorilla III                 328'/30,000'      1984       Eastern Canada           PanCanadian Petroleum Limited
  200-C (d)(f)(g)                                                                         (n) Term (o) December 1999

  Rowan Gorilla IV                  328'/30,000'      1986       North Sea                Phillips Petroleum Company Limited
  200-C (d)(f)(g)                                                                         United Kingdom
                                                                                          (n) Term (o) January 2000

  Rowan Gorilla V                   400'/30,000'      1998       North Sea                Amoco (U.K.) Exploration Company
  219-C (e)(f)(h)                                                                         (n) Term (contract is currently
                                                                                          under dispute)

  Rowan-California                  225'/30,000'      1983       North Sea                Shell U.K. Limited
  116-C (c)(f)                                                                            (n) Term (o) April 1999

  Rowan-Halifax                     225'/30,000'      1982       North Sea                Mobil North Sea Limited
  116-C (c)(f)(l)                                                                         (n) Well-to-well (o) May 1999

  Cecil Provine                     225'/30,000'      1982       North Sea                Not Committed
  116-C (c)(f)(m)

  Arch Rowan                        225'/30,000'      1981       North Sea                BHP Petroleum Limited
  116-C (c)(f)(g)                                                                         (n) Term (o) April 1999;
                                                                                          Lasmo (ULX) Limited
                                                                                          (n) Well-to-well (o) June 1999

  Gilbert Rowe                      350'/30,000'      1981       Gulf of Mexico           Anadarko Petroleum Corporation
  116-C (c)(f)(g)(k)                                                                      (n) Well-to-well (o) June 1999

ITEM 2.  PROPERTIES

OFFSHORE (Continued)


                                         (b)
                                        Depth:       Year                                Contracting Party/
                                        Water/        in                                (n) Type of Contract
Name/Class (a)                        Drilling      Service        Location           (o) Estimated Release Date
--------------                        --------      -------        --------           --------------------------
Cantilever Jack-up Rigs:

  Charles Rowan                     350'/30,000'      1981       Gulf of Mexico           BP Amoco Corporation
  116-C (c)(f)(g)(k)                                                                      (n) Well-to-well (o) June 1999

  Rowan-Paris                       350'/30,000'      1980       Gulf of Mexico           Not Committed
  116-C (f)(g)(k)

  Rowan-Middletown                  350'/30,000'      1980       Gulf of Mexico           (n) Well-to-Well (o) August 1999
  116-C (f)(g)(k)

  Rowan-Fort Worth                  350'/30,000'      1978       Gulf of Mexico           Not Committed
  116-C (f)(g)(k)

Conventional Jack-up Rigs:

  Rowan-Juneau                      300'/30,000'      1977       Gulf of Mexico           Not Committed
  116 (c)(f)(i)

  Rowan-Odessa                      350'/30,000'      1977       Gulf of Mexico           Anadarko Petroleum Corporation
  116 (f)(i)(k)                                                                           (n) Well-to-well (o) June 1999

  Rowan-Louisiana                   350'/30,000'      1975       Gulf of Mexico           Not Committed
  84  (f)(i)(k)

  Rowan-Alaska                      350'/30,000'      1975       Gulf of Mexico           Not Committed
  84  (f)(i)(k)

  Rowan-Texas                       250'/20,000'      1973       Gulf of Mexico           Hall Houston Oil Company
  52  (f)                                                                                 (n) Multiple Well (o) May 1999

  Rowan-Anchorage                   250'/20,000'      1972       Gulf of Mexico           Equitable Resources Energy Co.
  52  (f)                                                                                 (n) Well-to-well (o) April 1999

ITEM 2.  PROPERTIES


                                        (b)
                                       Depth:        Year                               Contracting Party/
                                       Water/         in                                (n) Type of Contract
Name/Class (a)                       Drilling       Service      Location            (o) Estimated Release Date
--------------                       --------       -------      --------            --------------------------
Conventional Jack-up Rigs:

  Rowan-New Orleans                 250'/20,000'      1971    Gulf of Mexico              (n) Multiple Well (o) May 1999
  52  (f)(i)(j)

  Rowan-Houston                     250'/20,000'      1970    Gulf of Mexico              Coastal Oil & Gas Corp.
  52  (f)                                                                                 (n) Multiple Well (o) April 1999

Semi-Submersible Rig:

  Rowan-Midland (f)               1,200'/25,000'      1976    Gulf of Mexico              Coastal Oil & Gas Corp.
                                                                                          (n) Multiple Well (o) August 1999


(a) Classes 219-C ("Super Gorilla"), 200-C ("Gorilla"), 116-C, 116, 84 and 52 are nomenclature assigned by LeTourneau, Inc. to jack-ups of its design and construction.

(b) Indicates rated water depth in current location and rated drilling depth, respectively.

(c) Unit modified to increase operating capability in hostile environments.

(d) Gorilla Class unit designed for extreme hostile environment capability.

(e) Super Gorilla Class Unit (an enhanced version of the Gorilla Class) designed for extreme hostile environment capability.

(f)      Unit equipped with a "top-drive" drilling system.

(g)      Unit equipped with three mud pumps.

(h)      Unit equipped with four mud pumps.

(i)      Unit equipped with a "skid base" unit.

(j)      Unit equipped with drilling/heavy-lift crane option.

(k)      Unit equipped with leg extensions.

(l)      Rig sold in December 1984 and leased back through September 2000.

(m)      Rig sold in December 1985 and leased back through December 2000.

(n) Refer to "Contracts" on page 3 of this Form 10-K for a definition of types of contracts.

(o)      Indicates estimated completion date of work to be performed.

ITEM 2.     PROPERTIES

ONSHORE (a)


                                                                                        Contracting Party/
                                Maximum                                                 (b) Type of Contract
Description                  Drilling Depth            Location                         (c) Estimated Release Date
-----------                  --------------            --------                         --------------------------

Rig   7                         20,000'                Louisiana                          Not Committed

Rig   9                         25,000'                Louisiana                          Not Committed

Rig  12                         20,000'                Texas                              Not Committed

Rig  14                         30,000'                Louisiana                          Chesapeake Operating, Inc.
                                                                                          (b) Well-to-well (c) April 1999

Rig  15                         30,000'                Oklahoma                           Not Committed

Rig  18                         30,000                 Oklahoma                           Not Committed

Rig  26                         25,000'                Louisiana                          Snyder Oil Corporation
                                                                                          (b) Well-to-well (c) April 1999

Rig  30                         20,000'                Texas                              Not Committed

Rig  31                         30,000'                Louisiana                          Panaco, Inc.
                                                                                          (b) Well-to-well (c) April 1999

Rig  41                         20,000'                Texas                              Not Committed

Four rigs                       25,000'                Alaska                             Not Committed




(a) Onshore rigs were constructed at various dates between 1960 and 1982, utilizing, in some instances, new as well as used equipment. Most of the rigs have been substantially rebuilt subsequent to their respective dates of construction.

(b) Refer to "Contracts" on page 3 of this Form 10-K for definition of types of contracts.

(c)      Indicates estimated completion date of work to be performed.

The Company's drilling division leases and, in some cases, owns various operating and administrative facilities generally consisting of office, maintenance and storage space in the states of Alaska, Texas and Louisiana and in the countries of Canada, England, Scotland and The Netherlands.


MANUFACTURING FACILITIES

LeTourneau's principal manufacturing facility and headquarters are located in Longview, Texas on approximately 2,400 acres with about 1.2 million square feet of covered working area. The facility contains:

 o a mini-steel mill with 330,000 square feet of covered working area; the mill has two 25-ton electric arc furnaces capable of producing 120,000 tons per year;

 o a fabrication shop with 300,000 square feet of covered working area; the shop has a 3,000 ton vertical bender for making roll-ups or flattening materials down to 2 1/2 inches thick by 11 feet wide;

 o       a machine shop with 140,000 square feet of covered working area;

 o       an assembly shop with 124,000 square feet of covered working area.

The marine group's facility is located in Vicksburg, Mississippi on 1,850 acres of land and has approximately 560,000 square feet of covered work area.

The Company-owned distributor of forest products in the northwestern United States is located on a six-acre site in Troutdale, Oregon with approximately 22,000 square feet of building space.

The Company-owned distributor of LeTourneau's mining equipment products in the western United States is located in a 20,000 square foot leased facility in Tucson, Arizona.


AIRCRAFT

At March 26, 1999, the Company's aviation division owned a fleet of 92 helicopters and 18 fixed-wing aircraft, consisting of the following:

o        64 twin-engine turbine aircraft, including:

         o        3 Sikorsky S-61Ns (26 passengers)

         o        2 Eurocopter AS-332L Super Pumas (19 passengers)

         o        16 Bell 212s (14 passengers)

         o        14 Bell 412s (14 passengers)

         o        2 Sikorsky S-76A+s (13 passengers)

         o        27 Eurocopter BO-105CBSs (5 passengers)

o        28 single-engine turbine aircraft, including:

         o        5 Bell 206LRs (6 passengers)

         o        23 Eurocopter AS350B-2 AStars (6 passengers)

o        18 fixed-wing aircraft, including:

         o    5 Convair 580s (50 passengers)

         o    9 DeHavilland Twin Otters (9-19 passengers)

         o    2 DeHavilland Dash 8s (37 passengers)

         o    2 Douglas DC-3s (28 passengers).

Era's principal aircraft bases in Alaska, all located on leased property, are a fixed-wing air service center (57,000 square feet of hangar, repair and office facilities) at Anchorage International Airport, with two adjacent hangars housing the Company's helicopter and fixed-wing operations totaling approximately 45,000 square feet, and hangar, office and repair facilities at Fairbanks International Airport (13,000 square feet). The Company also maintains similar, smaller helicopter facilities in Alaska at Deadhorse, Juneau, Valdez and Yakutat.

Era's principal base for its Gulf of Mexico operations is located on leased property at Lake Charles Regional Airport. The facility has 63,000 square feet of space, including helicopter hangars, a repair facility and an operations and administrative building. The Company also operates a helicopter base (20,700 square feet of hangar, repair and office facilities) located on leased property at the Terrebonne Airport in Houma, Louisiana, a helicopter base (5,700 square feet of hangar, repair and office facilities) located on leased property in New Iberia, Louisiana and a helicopter base (10,000 square feet of hangar, repair and office facilities) located on leased property in Fourchon, Louisiana.


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved from time to time in litigation arising in the normal course of the Company's business and other matters, not all of the potential liabilities from which are covered by the terms of the Company's insurance policies. While the Company is unable to predict the ultimate liabilities which may result from such litigation, the Company believes that no such litigation in which the Company was involved as of March 26, 1999 will have a material adverse effect on its financial position or results of operations.

On January 19, 1999, the Company received notice from Amoco (UK) Exploration Company that its one-year North Sea drilling contract for Gorilla V, which commenced in late-December 1998, was being terminated. Amoco alleged a performance breach relating to certain equipment problems as the basis for the termination. The Company believes that it did not breach the contract and is vigorously pursuing all legal remedies to enforce its rights under the contract.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's common stockholders during the fourth quarter of the fiscal year ended December 31, 1998.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

The names, positions, years of credited service and ages of the officers of the Company and a certain officer of one of the Company's wholly-owned subsidiaries, LeTourneau Inc., as of March 26, 1999 are listed below. Officers of both entities are normally appointed annually by each entity's Board of Directors at the bylaws-prescribed meetings held in the spring and serve at the discretion of the Board of Directors. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.


                                                                            Years of
                                                                            Credited
                Name                       Position                          Service       Age
                ----                       --------                          -------       ---

         EXECUTIVE OFFICERS:
         C. R. Palmer          Chairman of the Board, President                 38         64
                                  and Chief Executive Officer
         R. G. Croyle          Executive Vice President and Director            25         56
         Paul L. Kelly         Senior Vice President, Special Projects          16         59
         D. F. McNease         Senior Vice President, Drilling and Director     25         47
         E. E. Thiele          Senior Vice President, Finance,                  29         59
                                  Administration and Treasurer
         John L. Buvens        Vice President, Legal                            18         43
         C. W. Johnson         Vice President, Aviation                         21         55
         Mark A. Keller        Vice President, Marketing -                       7         46
                                  North American Drilling
         Bill S. Person        Vice President, Industrial Relations             31         50
         William C. Provine    Vice President, Investor Relations               12         52

         OTHER OFFICERS:
         William H. Wells      Controller                                        5         36
         Mark H. Hay           Secretary and Assistant Treasurer                20         54
         P. G. Wheeler         Assistant Treasurer                              24         51
         Lynda A. Aycock       Assistant Treasurer and                          27         52
                                  Assistant Secretary

         CERTAIN OFFICER:
         Dan C. Eckermann      President and Chief Executive                    12         51
                                  Officer - LeTourneau, Inc.



Each of the officers listed above continuously served in the position shown above for more than the past five years except as noted in the following paragraphs.

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


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required hereunder regarding the Common Stock price range and cash dividend information for 1998 and 1997 and the number of holders of Common Stock is set forth on page 33 of the Company's Annual Report under the title "Common Stock Price Range, Cash Dividends and Stock Splits (Unaudited)", and is incorporated herein by reference, except for the final two paragraphs under such title. Also incorporated herein by reference to the Annual Report is the ninth full paragraph appearing on page 16 within "Management's Discussion and Analysis of Financial Condition and Results of Operations", which provides information pertinent to the Company's ability to pay cash dividends subject to certain restrictions. The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange.


ITEM 6.  SELECTED FINANCIAL DATA

The information required hereunder is set forth on pages 10 and 11 of the Company's Annual Report under the title "Ten-Year Financial Review" and is incorporated herein by reference except for the information for the years 1993, 1992, 1991, 1990 and 1989.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required hereunder is set forth on pages 12 through 17 under the title "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company believes that its exposure to risk of earnings loss due to changes in market interest rates is not significant. The Company did not enter into derivative financial instruments in 1996, 1997 or 1998.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K on pages 20 through 24 of this Form 10-K for a listing of financial statements of the registrant and its subsidiaries, all of which financial statements are incorporated by reference under this item.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information provided in the table spanning pages 2 and 3, in footnotes
(1) and (3) on page 3 and in the paragraph under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" on page 14 of the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. There are no family relationships among the directors or nominees for directors and the executive officers of the Company, nor any arrangements or understandings between any director or nominee for director and any other person pursuant to which such director or nominee for director was selected. Except as otherwise indicated, each director or nominee for director of the Company has been employed or engaged for the past five years in the principal occupation set forth opposite his name in the information incorporated by reference. See ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT on pages 17 and 18 of this Form 10-K for information relating to executive officers.


ITEM 11. EXECUTIVE COMPENSATION

The standard arrangement for compensating directors described under the title, "Director Compensation" on page 4 of the Proxy Statement and the information appearing under the titles "Summary Compensation Table", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Debentures Offered in Last Fiscal Year" and "Pension Plans" on pages 9 through 11 of the Proxy Statement are incorporated herein by reference. In accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Proxy Statement under the titles "Board Compensation Committee Report on Executive Compensation" and "Stock Performance Graphs" shall not be deemed to be filed as part of this Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding security ownership of management of the Company set forth under the heading "Director and Officer Stock Ownership" appearing on page 6 and the information appearing under the title "Principal Stockholders" appearing on page 14 of the Proxy Statement is incorporated herein by reference.

The business address of all directors is the principal executive offices of the Company as set forth on the facing page of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain business relationships and transactions between the Company and certain of the directors of the Company under the heading "Compensation Committee Interlocks and Insider Participation; Certain Transactions" appearing on page 13 of the Proxy Statement is incorporated herein by reference.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements

         The following financial statements and independent auditors' report, included in the Annual Report, are incorporated herein by reference:

                                                                          Page of 1998
                                                                          Annual Report

               Consolidated Balance Sheet, December 31, 1998 and 1997 ........   18
               Consolidated Statement of Income for the Years
                    Ended December 31, 1998, 1997 and 1996 ....................  19
               Consolidated Statement of Changes in Stockholders'
                    Equity for the Years Ended December 31, 1998,
                    1997 and 1996 .............................................  20
               Consolidated Statement of Cash Flows for the Years
                    Ended December 31, 1998, 1997 and 1996 ....................  21
               Notes to Consolidated Financial Statements ....................   22
               Independent Auditors' Report ..................................   32
               Selected Quarterly Financial Data (Unaudited) for the
                    Quarters Ended March 31, June 30, September 30
                    and December 31, 1998 and 1997 ............................  33

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

         3b Bylaws of the Company amended as of July 14, 1998, incorporated by reference to Exhibit 3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1998 (File No. 1-5491).

         4a Certificate of Designation of the Company's Series III Preferred Stock dated November 30, 1994 incorporated by reference to
               Exhibit 4d to the Company's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

         4b Certificate of Designation of the Company's Series A Junior Preferred Stock dated March 2, 1992 incorporated by reference to
               Exhibit 4d to the Company's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-5491).

         4c Certificate of Designation of (and Certificate of Correction related thereto) the Company's Series A Preferred Stock dated August 5, 1998 and January 28, 1999, respectively.

         4d Certificate of Elimination related to the Company's $2.125 Convertible Exchangeable Preferred Stock, Series I Preferred Stock and Series II Preferred Stock.

         4e Rights Agreement as amended between the Company and Citibank, N.A. as Rights Agent incorporated by reference to Exhibit 4d to the Company's Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).

         4f    Specimen Common Stock certificate incorporated by reference to
               Exhibit 4h to the Company's Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

         4g Form of Promissory Note dated November 30, 1994 between the purchasers of Series III Floating Rate Subordinated Convertible Debentures due 2004 and the Company incorporated by reference to
               Exhibit 4j to the Company's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

         4h Form of Promissory Note date April 24, 1998 between the purchasers of Series A Floating Rate Subordinated Convertible Debentures due 2008 and the Company.

         10a 1980 Nonqualified Stock Option Plan of the Company incorporated by reference to Exhibit 5.10 to the Company's Registration Statement on Form S-7 (Registration No. 2-68622).

         10b Restated 1988 Nonqualified Stock Option Plan of the Company incorporated by reference to Exhibit 10a of the Company's Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

         10c 1998 Nonemployee Director Stock Option Plan of the Company incorporated by reference to Exhibit 10b of the Company's Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

         10d 1986 Convertible Debenture Incentive Plan of the Company as amended incorporated by reference to Exhibit 10h to the Company's Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

         10e 1998 Convertible Debenture Incentive Plan of the Company incorporated by reference to Exhibit 10c to the Company's Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

         10f Pension Restoration Plan of the Company incorporated by reference to Exhibit 10h to the Company's Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).

         10g Pension Restoration Plan of LeTourneau, Inc. incorporated by reference to Exhibit 10j to the Company's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

         10h Participation Agreement dated December 1, 1984 between the Company and Textron Financial Corporation et al. and Bareboat Charter dated December 1, 1984 between the Company and Textron Financial Corporation et al. incorporated by reference to
               Exhibit 10c to the Company's Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).

          10i Participation Agreement dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al. and Bareboat Charter dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al. incorporated by reference to Exhibit 10d to the Company's Form 10-K for the fiscal year ended December 31, 1985 (File No.1-5491).

          10j Amendment No. 4 dated January 1, 1998 to the Consulting Agreement between the Company and C. W. Yeargain.

          10k Consulting Agreement as amended as of January 1, 1998 between the Company and C. W. Yeargain.

          10l Consulting Agreement dated January 1, 1990 and Amendment No. 1 thereto dated August 30, 1994, but effective January 1, 1994, between Rowan Energy Investments Inc., wholly-owned subsidiary of the Company, and Hans M. Brinkhorst.

          10m Commitment to Guarantee Obligations and First Preferred Ship Mortgage both dated December 17, 1996 between the Company and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10t to the Company's Form 10-K for fiscal year ended December 31, 1996 (File No. 1-5491).

          10n Amendment No. 1 dated June 30, 1997 to Commitment to Guarantee Obligations between the Company and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10p to the Company's 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).

          10o Amendment No. 2 dated July 1, 1998 to Commitment to Guarantee Obligations between the Company and the Maritime Administration of the U.S. Department of Transportation.

          10p Credit Agreement and Trust Indenture both dated December 17, 1996 between the Company and Citibank, N.A. incorporated by reference to Exhibit 10u to the Company's Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

          10q Amendment No. 1 to the Credit Agreement and Supplement No. 1 to Trust Indenture both dated July 1, 1997 between the Company and Citibank, N.A. incorporated by reference to Exhibit 10r to the Company's Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).

          10r Supplement No. 2 to Trust Indenture dated July 1, 1998 between the Company and Citibank, N.A.

          10s Commitment to Guarantee Obligations and First Preferred Ship Mortgage both dated September 29, 1998 between the Company and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10a to the Company's Form 10-Q for fiscal quarter ended September 30, 1998 (File No. 1-5491).

          10t Credit Agreement and Trust Indenture both dated September 30, 1998 between the Company and Citibank, N.A. incorporated by reference to Exhibit 10b to the Company's Form 10-Q for the fiscal quarter ended September 30, 1998 (File No. 1-5491).

          10u Revolving Credit Agreement dated as of October 30, 1997 among the Company, Citibank, N.A., Christiania Bank og Kreditkasse (New York Branch), Arab Banking Corporation (B.S.C.), Wells Fargo Bank (Texas) National Association, Credit Lyonnais (New York Branch) and Sumitomo Bank Limited incorporated by reference to Exhibit 10s to the Company's Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).

          11 Computation of Basic and Diluted Earnings Per Share for the years ended December 31, 1998, 1997 and 1996 appearing on page 26 in this Form 10-K.

          13* Annual Report to Stockholders for fiscal year ended December 31, 1998.

          21   Subsidiaries of the Registrant as of March 26, 1999.

          23   Independent Auditors' Consent.

          24 Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 1998.

          27   Financial Data Schedule for the year ended December 31, 1998.

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


                          EXECUTIVE COMPENSATION PLANS
                                AND ARRANGEMENTS

Compensatory plans in which directors and executive officers of the Company participate are listed as follows:

o 1980 Nonqualified Stock Option Plan of the Company incorporated by reference to Exhibit 5.10 to the Company's Registration Statement on Form S-7 (Registration No. 2-68622).

o Restated 1988 Nonqualified Stock Option Plan of the Company incorporated by reference to Exhibit 10a to the Company's Form 10-Q for the fiscal year ended March 31, 1998 (File No. 1-5491).

o 1998 Nonemployee Director Stock Option Plan of the Company incorporated by reference to Exhibit 10b of the Company's Form 10Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

o 1986 Convertible Debenture Incentive Plan of the Company as amended included as Exhibit 10h of this Form 10-K incorporated by reference to
         Exhibit 10h to the Company's Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

o 1998 Convertible Debenture Incentive Plan of the Company incorporated by reference to Exhibit 10c to the Company's Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

o        Pension Restoration Plan of the Company incorporated by reference to
         Exhibit 10i to the Company's Form 10-K for the fiscal year ended December 31, 1992 (File 1-5491).

o Pension Restoration Plan of LeTourneau, Inc. incorporated by reference to Exhibit 10j to the Company's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

(b)       Reports on Form 8-K:

          No reports on Form 8-K were filed by the Registrant during the fourth quarter of fiscal year 1998.

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

                                          ROWAN COMPANIES, INC.


                                          By:      /s/ C. R. PALMER
                                                   ---------------------------
                                                   (C. R. Palmer, Chairman of
                                                   the Board, President and
                                                   Chief Executive Officer)

                                          Date:    March 26, 1999


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

                            Signature                                        Title                                     Date
                            ---------                                        -----                                     ----

         /s/ C. R. PALMER
      ---------------------------------------------------------       Chairman of the Board,                      March 26, 1999
          (C. R. Palmer)                                              President and Chief

                                                                      Executive Officer
         /s/ E. E. THIELE
      ---------------------------------------------------------       Principal Financial Officer                 March 26, 1999
          (E. E. Thiele)


         /s/ WILLIAM H. WELLS
      ---------------------------------------------------------       Principal Accounting Officer                March 26, 1999
          (William H. Wells)


      *  /s/ RALPH E. BAILEY
      ---------------------------------------------------------       Director                                    March 26, 1999
          (Ralph E. Bailey)


      *  /s/ HENRY O. BOSWELL
      ---------------------------------------------------------       Director                                    March 26, 1999
          (Henry O. Boswell)


      *  /s/ HANS M. BRINKHORST
      ---------------------------------------------------------       Director                                    March 26, 1999
          (Hans M. Brinkhorst)


      *  /s/ R. G. CROYLE
      ---------------------------------------------------------       Director                                    March 26, 1999
          (R. G. Croyle)



      ---------------------------------------------------------       Director
          (H. E. Lentz)


      *  /s/ D. F. MCNEASE
      ---------------------------------------------------------       Director                                    March 26, 1999
          (D. F. McNease)


      *  /s/ LORD MOYNIHAN
      ---------------------------------------------------------       Director                                    March 26, 1999
          (Lord Moynihan)


      *  /s/ WILFRED P. SCHMOE
      ---------------------------------------------------------       Director                                    March 26, 1999
          (Wilfred P. Schmoe)


      *  /s/ CHARLES P. SIESS, JR.
      ---------------------------------------------------------       Director                                    March 26, 1999
          (Charles P. Siess, Jr.)


      *  /s/ C. W. YEARGAIN
      ---------------------------------------------------------       Director                                    March 26, 1999
           (C. W. Yeargain)


      * By   /s/ C. R. PALMER
      ---------------------------------------------------------
                (C. R. Palmer, Attorney-in-fact)

                                                                      EXHIBIT 11

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES
                            COMPUTATION OF BASIC AND
                           DILUTED EARNINGS PER SHARE
                     (in thousands except per share amounts)

                                              For the Year Ended December 31
                                              ------------------------------
                                                1998       1997       1996
                                              --------   --------   --------
Weighted average shares of common stock
     outstanding                                85,641     86,184     85,335

Stock options (treasury stock method)              804      1,803      1,580

Shares issuable from assumed conversion of
     floating rate subordinated debentures         844      1,236      1,186
                                              --------   --------   --------

Weighted average shares for diluted
     earnings per share calculation             87,289     89,223     88,101
                                              ========   ========   ========

Income before extraordinary charges           $124,460   $156,425   $ 61,338

Extraordinary charges from early redemption                 9,766
     of debt
                                              --------   --------   --------
Net income for basic calculation               124,460    146,659     61,338

Subordinated debenture interest                               172        323
                                              --------   --------   --------

Net income for diluted calculation            $124,460   $146,831   $ 61,661
                                              ========   ========   ========

Basic earnings per share:

     Income before extraordinary charges      $   1.45   $   1.82   $    .72

     Extraordinary charges                                    .12
                                              --------   --------   --------

     Net income                               $   1.45   $   1.70   $    .72
                                              ========   ========   ========

Diluted earnings per share:

     Income before extraordinary charges      $   1.43   $   1.76   $    .70

     Extraordinary charges                                    .11
                                              --------   --------   --------

     Net income                               $   1.43   $   1.65   $    .70
                                              ========   ========   ========

         Note: Reference is made to Note 1 to Consolidated Financial Statements regarding computation of per share amounts.

                                  EXHIBIT INDEX

  FOOTNOTE                EXHIBIT
  REFERENCE                NUMBER                            EXHIBIT DESCRIPTION
-------------            ----------            ------------------------------------------------------------
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

     (1)                     3b                Bylaws of the Company amended as of July 14, 1998, incorporated by reference to Exhibit 3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1998 (File No. 1-5491).

     (1)                     4a                Certificate of Designation of the Companies Series III Preferred
                                               Stock dated November 30, 1994 incorporated by reference to Exhibit
                                               4d to the Company's Form 10-K for the fiscal year ended December 31,
                                               1994 (File No. 1-5491).

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

     (2)                     4c                Certificate of Designation of (and Certificate of Correction related thereto) the Company's Series A Preferred Stock dated August 5, 1998 and January 28, 1999, respectively.

     (2)                     4d                Certificate of Elimination related to the Company's $2.125
                                               Convertible Exchangeable Preferred Stock, Series I Preferred Stock
                                               and Series II Preferred Stock.

     (1)                     4e                Rights Agreement as amended between the Company and Citibank, N.A.
                                               as Rights Agent incorporated by reference to Exhibit 4d to the
                                               Company's Form 10-K for the fiscal year ended December 31, 1997
                                               (File No. 1-5491).

     (1)                     4f                Specimen Common Stock certificate incorporated by reference to
                                               Exhibit 4h to the Company's Form 10-K for the fiscal year ended
                                               December 31, 1996 (File No. 1-5491).

     (1)                     4g                Form of Promissory Note dated November 30, 1994 between the purchasers of Series III Floating Rate Subordinated Convertible
                                               Debentures due 2004 and the Company incorporated by reference to
                                               Exhibit 4j to the Company's Form 10-K for the fiscal year ended
                                               December 31, 1994 (File No. 1-5491).

     (2)                     4h                Form of Promissory Note date April 24, 1998 between the purchasers of Series A Floating Rate Subordinated Convertible Debentures due
                                               2008 and the Company.

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

                                  EXHIBIT INDEX



  FOOTNOTE                EXHIBIT
  REFERENCE                NUMBER                            EXHIBIT DESCRIPTION
-------------            ----------            ------------------------------------------------------------
     (1)                     10b               Restated 1988 Nonqualified Stock Option Plan of the Company
                                               incorporated by reference to Exhibit 10a of the Company's Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

     (1)                     10c               1998 Nonemployee Director Stock Option Plan of the Company
                                               incorporated by reference to Exhibit 10b of the Company's Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

     (1)                     10d               1986 Convertible Debenture Incentive Plan of the Company as amended incorporated by reference to Exhibit 10h to the Company's Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

     (1)                     10e               1998 Convertible Debenture Incentive Plan of the Company
                                               incorporated by reference to Exhibit 10c to the Company's Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

     (1)                     10f               Pension Restoration Plan of the Company incorporated by reference to
                                               Exhibit 10h to the Company's Form 10-K for the fiscal year ended
                                               December 31, 1992 (File No. 1-5491).

     (1)                     10g               Pension Restoration Plan of LeTourneau, Inc incorporated by reference to Exhibit 10j to the Company's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

     (1)                     10h               Participation Agreement dated December 1, 1984 between the Company and Textron Financial Corporation et al. and Bareboat Charter dated
                                               December 1, 1984 between the Company and Textron Financial
                                               Corporation et al. incorporated by reference to Exhibit 10c to the
                                               Company's Form 10-K for the fiscal year ended December 31, 1985
                                               (File No. 1-5491).

     (1)                     10i               Participation Agreement dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al. and Bareboat Charter dated
                                               December 1, 1985 between the Company and Eaton Leasing Corporation
                                               et. al. incorporated by reference to Exhibit 10d to the Company's
                                               Form 10-K for the fiscal year ended December 31, 1985 (File
                                               No.1-5491).

     (2)                     10j               Amendment No. 4 dated January 1, 1998 to the Consulting Agreement between the Company and C. W. Yeargain.

     (2)                     10k               Consulting Agreement as amended as of January 1, 1998 between the
                                               Company and C. W. Yeargain.

     (2)                     10l               Consulting Agreement dated January 1, 1990 and Amendment No. 1 thereto dated August 30, 1994, but effective January 1, 1994, between Rowan Energy Investments Inc., wholly-owned subsidiary of the Company, and Hans M. Brinkhorst.

                                  EXHIBIT INDEX



  FOOTNOTE                EXHIBIT
  REFERENCE                NUMBER                            EXHIBIT DESCRIPTION
-------------            ----------            ------------------------------------------------------------
     (1)                     10m               Commitment to Guarantee Obligations and First Preferred Ship
                                               Mortgage both dated December 17, 1996 between the Company and the
                                               Maritime Administration of the U.S. Department of Transportation
                                               incorporated by reference to Exhibit 10t to the Company's Form 10-K for fiscal year ended December 31, 1996 (File No. 1-5491).

     (1)                     10n               Amendment No. 1 dated June 30, 1997 to Commitment to Guarantee
                                               Obligations between the Company and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to
                                               Exhibit 10p to the Company's 10-K for the fiscal year ended December
                                               31, 1997 (File No. 1-5491).

     (2)                     10o               Amendment No. 2 dated July 1, 1998 to Commitment to Guarantee
                                               Obligations between the Company and the Maritime Administration of the U.S. Department of Transportation.

     (1)                     10p               Credit Agreement and Trust Indenture both dated December 17, 1996 between the Company and Citibank, N.A. incorporated by reference to
                                               Exhibit 10u to the Company's Form 10-K for the fiscal year ended
                                               December 31, 1996 (File No. 1-5491).

     (1)                     10q               Amendment No. 1 to the Credit Agreement and Supplement No. 1 to
                                               Trust Indenture both dated July 1, 1997 between the Company and
                                               Citibank, N.A. incorporated by reference to Exhibit 10r to the
                                               Company's 10-K for the fiscal year ended December 31, 1997 (File No.
                                               1-5491).

     (2)                     10r               Supplement No. 2 to Trust Indenture dated July 1, 1998 between the
                                               Company and Citibank, N.A.

     (1)                     10s               Commitment to Guarantee Obligations and First Preferred Ship
                                               Mortgage both dated September 29, 1998 between the Company and the
                                               Maritime Administration of the U.S. Department of Transportation
                                               incorporated by reference to Exhibit 10a to the Company's Form 10-Q for fiscal quarter ended September 30, 1998 (File No. 1-5491).

     (1)                     10t               Credit Agreement and Trust Indenture both dated September 30, 1998 between the Company and Citibank, N.A. incorporated by reference to
                                               Exhibit 10b to the Company's Form 10-Q for the fiscal quarter ended
                                               September 30, 1998 (File No. 1-5491).