Form 10-Q
period 1999-03-31
ROWAN COMPANIES INC
filed 1999-05-14
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

The number of shares of common stock, $.125 par value, outstanding at April 30, 1999 was 83,073,157.

                              ROWAN COMPANIES, INC.

                                      INDEX

                                                         PAGE NO.
                                                         --------
PART I. Financial Information:

           Consolidated Balance Sheet --
           March 31, 1999 and December 31, 1998..............2

           Consolidated Statement of Operations --
           Three Months Ended March 31, 1999
           and 1998..........................................4

           Consolidated Statement of Cash Flows --
           Three Months Ended March 31, 1999
           and 1998..........................................5

           Notes to Consolidated Financial Statements........6

           Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations.....................................8

PART II. Other Information:

           Submission of Matters to a Vote
           of Security Holders..............................12

           Exhibits and Reports on Form 8-K.................12

                          PART I. FINANCIAL INFORMATION

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                 March 31,   December 31,
                                                                   1999          1998
                                                                 ----------   ----------
                               ASSETS                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ..................................   $  106,652   $  148,834
  Receivables - trade and other ..............................       72,233       81,097
  Inventories - at cost:
    Raw materials and supplies ...............................       92,127       84,797
    Work-in-progress .........................................       12,135       26,494
    Finished goods ...........................................        3,189        2,625
  Prepaid expenses ...........................................        8,238       10,478
  Deferred tax assets - net ..................................       16,827       11,327
                                                                 ----------   ----------
                         Total current assets ................      311,401      365,652
                                                                 ----------   ----------
PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment .........................................    1,260,389    1,238,361
  Aircraft and related equipment .............................      214,112      211,313
  Manufacturing plant and equipment ..........................       77,097       75,949
  Construction in progress ...................................      162,637      127,075
  Other property and equipment ...............................      110,872      108,353
                                                                 ----------   ----------
                         Total ...............................    1,825,107    1,761,051
  Less accumulated depreciation and amortization .............      895,386      883,854
                                                                 ----------   ----------
                         Property,  plant  and equipment - net      929,721      877,197
                                                                 ----------   ----------
OTHER ASSETS AND DEFERRED CHARGES ............................        6,420        6,259
                                                                 ----------   ----------
                         TOTAL ...............................   $1,247,542   $1,249,108
                                                                 ==========   ==========

See Notes to Consolidated Financial Statements.

                                                                                 March 31,   December 31,
                                                                                    1999        1998
                                                                                 ----------   ----------
            LIABILITIES AND STOCKHOLDERS' EQUITY                                       (Unaudited)

CURRENT LIABILITIES:
      Current maturities of long-term debt ...................................   $   12,756   $   12,756
      Accounts payable - trade ...............................................       17,805       17,744
      Other current liabilities ..............................................       41,720       49,093
                                                                                 ----------   ----------
                   Total current liabilities .................................       72,281       79,593
                                                                                 ----------   ----------
LONG-TERM DEBT - less current maturities .....................................      324,694      310,250
                                                                                 ----------   ----------
OTHER LIABILITIES ............................................................       54,266       51,264
                                                                                 ----------   ----------
DEFERRED CREDITS:
      Income taxes - net .....................................................       75,818       75,255
      Gain on sale/leaseback transactions ....................................        1,961        2,750
                                                                                 ----------   ----------
                   Total deferred credits ....................................       77,779       78,005
                                                                                 ----------   ----------
STOCKHOLDERS' EQUITY:
      Preferred stock, $1.00 par value:
          Authorized 5,000,000 shares issuable in series:
              Series III Preferred Stock, authorized
                10,300 shares, none outstanding
              Series A Preferred Stock, authorized 4,800 shares,
                none outstanding
              Series A Junior Preferred Stock, authorized
                1,500,000 shares, none issued
      Common stock, $.125 par value:
          Authorized 150,000,000 shares; issued 88,791,976 shares at
          March 31, 1999 and 88,752,976 shares at December 31, 1998 ..........       11,099       11,094
Additional paid-in capital ...................................................      421,548      420,767
Retained earnings ............................................................      347,209      357,211
Less cost of 5,759,319 and 5,509,319 treasury shares, respectively ...........       61,334       59,076
                                                                                 ----------   ----------
                   Total stockholders' equity ................................      718,522      729,996
                                                                                 ----------   ----------
                   TOTAL .....................................................   $1,247,542   $1,249,108
                                                                                 ==========   ==========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                         For The Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
                                                              (Unaudited)
REVENUES:
      Drilling services ..............................   $  60,953    $ 124,225
      Manufacturing sales and services ...............      20,020       37,477
      Aviation services ..............................      19,080       22,212
                                                         ---------    ---------
                      Total ..........................     100,053      183,914
                                                         ---------    ---------
COSTS AND EXPENSES:
      Drilling services ..............................      53,940       48,511
      Manufacturing sales and services ...............      20,170       30,924
      Aviation services ..............................      22,188       23,580
      Depreciation and amortization ..................      13,115       11,879
      General and administrative .....................       4,844        4,503
                                                         ---------    ---------
                      Total ..........................     114,257      119,397
                                                         ---------    ---------
INCOME (LOSS) FROM OPERATIONS ........................     (14,204)      64,517
                                                         ---------    ---------
OTHER INCOME (EXPENSE):
      Interest expense ...............................      (4,992)      (4,277)
      Less interest capitalized ......................       2,073        3,425
      Gain on disposals of property, plant
        and equipment ................................         698          477
      Interest income ................................       1,550        1,702
      Other - net ....................................         174          131
                                                         ---------    ---------
                      Other income (expense) - net ...        (497)       1,458
                                                         ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES ....................     (14,701)      65,975
      Provision (credit) for income taxes ............      (4,699)      23,216
                                                         =========    =========
NET INCOME (LOSS) ....................................   $ (10,002)   $  42,759
                                                         =========    =========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK (Note 4):
      Basic ..........................................   $    (.12)   $     .49
                                                         =========    =========
      Diluted ........................................   $    (.12)   $     .48
                                                         =========    =========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              For The Three Months
                                                                                  Ended March 31,
                                                                             ----------------------
                                                                               1999         1998
                                                                             ---------    ---------
                                                                                  (Unaudited)
CASH PROVIDED BY (USED IN):
    Operations:
          Net income (loss) ..............................................   $ (10,002)   $  42,759
          Adjustments to reconcile net income (loss) to net cash
            provided by operations:
                Depreciation and amortization ............................      13,115       11,879
                Gain on disposals of property, plant and equipment .......        (698)        (477)
                Compensation expense .....................................       1,181        1,210
                Change in sale/leaseback payable .........................      (1,936)      (1,403)
                Amortization of sale/leaseback gain ......................        (789)        (788)
                Provision for pension and postretirement benefits ........       2,858        1,881
                Deferred income taxes ....................................      (4,937)      21,001
                Other - net ..............................................          36           36
          Changes in current assets and liabilities:
                Receivables- trade and other .............................       8,864        9,100
                Inventories ..............................................       6,465       (5,811)
                Other current assets .....................................       2,240       (1,569)
                Current liabilities ......................................      (5,683)      (3,845)
          Net changes in other noncurrent assets and liabilities .........        (255)         426
                                                                             ---------    ---------
    Net cash provided by operations ......................................      10,459       74,399
                                                                             ---------    ---------
    Investing activities:
          Property, plant and equipment additions ........................     (66,821)     (68,524)
          Proceeds from disposition of investment in 49% owned company ...                   19,550
          Proceeds from disposals of property,  plant and equipment ......       1,937          668
                                                                             ---------    ---------
    Net cash used in investing activities ................................     (64,884)     (48,306)
                                                                             ---------    ---------
    Financing activities:
          Proceeds from  borrowings ......................................      20,822       18,141
          Repayments of borrowings .......................................      (6,378)     (36,156)
          Payments to acquire treasury stock .............................      (2,258)
          Other - net ....................................................          57          207
                                                                             ---------    ---------
    Net cash provided by (used in) financing activities ..................      12,243      (17,808)
                                                                             ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................     (42,182)       8,285
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................     148,834      108,332
                                                                             =========    =========
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................   $ 106,652    $ 116,617
                                                                             =========    =========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements of the Company included herein have been prepared without audit pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. Certain information and notes have been condensed or omitted pursuant to such rules and regulations and the Company believes that the disclosures included herein are adequate. It is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes included in the Company's 1998 Annual Report to Stockholders incorporated by reference in the Form 10-K for the year ended December 31, 1998.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998.

3. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

4. Computation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

                                                           For The
                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                        1999       1998
                                                      --------    -------
Weighted average shares of common
  stock outstanding ...............................     83,087     86,846

Stock options and related (treasury stock method) .        423      1,550

Shares issuable from assumed conversion
  of floating rate subordinated debentures ........        433        966
                                                      --------    -------
Weighted average shares for diluted
  earnings per share calculation ..................     83,943     89,362
                                                      ========    =======
Net income (loss) for basic and diluted calculation   $(10,002)   $42,759
                                                      ========    =======
Earnings (loss) per share:

  Basic ...........................................   $   (.12)   $   .49
                                                      ========    =======
  Diluted .........................................   $   (.12)   $   .48
                                                      ========    =======

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO
        THREE MONTHS ENDED MARCH 31, 1998

The Company incurred a net loss of $10.0 million in the first quarter of 1999 compared to net income of $42.8 million in the same period of 1998. Weak oil, natural gas and other commodity prices caused a substantial decline in the Company's offshore rig utilization between periods and an unfavorable contribution from the Company's manufacturing operations.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first quarters of 1999 and 1998, respectively, is reflected below (dollars in thousands):

                                    Drilling              Manufacturing            Aviation                 Consolidated
                              ---------------------    --------------------    ---------------------     ----------------------
                                1999         1998        1999        1998        1999         1998          1999         1998
                              --------     --------    --------     -------    --------     --------     ---------     --------
Revenues ..................   $ 60,953     $124,225    $ 20,020     $37,477    $ 19,080     $ 22,212     $ 100,053     $183,914

Percent of Consolidated
  Revenues ................         61%          68%         20%         20%         19%          12%          100%         100%

Operating Profit(Loss)(1)..   $ (1,340)    $ 68,271    $ (1,705)    $ 5,324    $ (6,315)    $ (4,575)    $  (9,360)    $ 69,020

______________
(1) Income (loss) from operations before deducting general and administrative expenses.

As reflected above, the Company's consolidated operating results decreased by $78.4 million when comparing the first quarters of 1999 and 1998. Day rate drilling revenues decreased by $63.3 million or 51% as the Company's offshore fleet was only 49% utilized during the first quarter of 1999, compared to 98% in the first quarter of 1998, and suffered an 8% decrease in average operating day rates between periods. Related expenses increased by $5.4 million, or 11%, between periods, primarily due to the addition of ROWAN GORILLA V costs which, as a result of a contract dispute, had no offsetting revenues.

The $7.0 million decline shown above in the Company's manufacturing results between periods primarily reflects the decreased contributions from the equipment and marine groups. The equipment group continued to suffer the effects of weak commodity prices, while the marine group's operations were reduced following the completion, in late-1998, of two Super 116-C rig kits. The division's external backlog almost doubled during the quarter to $15.7 million at March 31, 1999, but remained $48.9 million or 76% below the year-ago level. Manufacturing operations exclude approximately $37.7 million of products and services provided to the Company's drilling division during the first quarter of 1999, most of which was attributable to construction progress on ROWAN GORILLA VI and ROWAN GORILLA VII, compared to $22.3 million in the same period of 1998.

The Company's aviation operating results in the first quarter of 1999 were adversely impacted by the decline in offshore drilling activity in the Gulf of Mexico, while both periods reflect the normal seasonal slowdown in flying activity in Alaska.

Perceptible trends in the offshore drilling markets in which the Company is currently operating and the number of Company-operated rigs in each of those markets are as follows:

        AREA           RIGS                PERCEPTIBLE INDUSTRY TRENDS
-----------------    ---------  -----------------------------------------------
Gulf of Mexico          14      Possibility of moderately improving exploration
                                and development activity

North Sea                6      Significantly reduced levels of drilling
                                activity for jack-up rigs in the near-term

Eastern Canada           2      Improving demand

Perceptible trends in the principal aviation markets in which the Company is currently operating and the number of Company-operated aircraft based in each of those markets are as follows:

       AREA           AIRCRAFT           PERCEPTIBLE INDUSTRY TRENDS
-----------------     --------  -----------------------------------------------

Alaska                  68      Normal seasonal improvement

Gulf of Mexico          46      Moderately improving levels of flight
                                support activity

The drilling and aviation markets in which the Company competes frequently experience significant changes in supply and demand. Offshore drilling utilization and day rates are primarily a function of the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. These expenditures, in turn, are affected by many factors such as existing and newly discovered oil and natural gas reserves, political and regulatory policies, seasonal weather patterns, contractual requirements under leases or concessions, trends in finding and extraction costs and, probably most influential, oil and natural gas prices. The Company's aviation operations are also affected by such factors, as flying in support of offshore energy operations remains a major source of business and Alaska operations are hampered each winter. The volatile nature of such factors prevents the Company from being able to accurately predict whether existing market conditions or the perceptible market trends reflected in the preceding tables will continue. In response to fluctuating market conditions, the Company can, as it has done in the past, relocate its drilling rigs and aircraft from one geographic area to another, but only when the Company believes such moves are economically justified.

The Company's drilling operations continue to be adversely impacted by the effects of the dramatic decline in world oil prices throughout 1998 and early-1999. Most energy companies have significantly reduced their 1999 drilling budgets and many of the majors are preoccupied with internal merger issues. Though oil and natural gas prices have strengthened recently and bid activity for Gulf of Mexico jack-ups has improved, the Company's believes it may take several months for offshore drilling activity to increase to a level at which day rates begin to recover. Under current and anticipated market conditions, the Company's drilling operations may not be profitable during the remainder of 1999. There can be no assurance that the Company's drilling operations will not be more adversely affected should current market conditions persist or that such conditions will not deteriorate further.

Though considerably less volatile than its drilling and aviation operations, the Company's manufacturing operations are being adversely impacted by depressed world commodity prices. Recently, prices have improved and equipment orders have increased, though the Company believes that if such trends are not sustained, its manufacturing operations may not be profitable in 1999.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet figures and ratios as of March 31, 1999 and December 31, 1998 is as follows (dollars in thousands):

                                                 March 31,     December 31,
                                                   1999           1998
                                                   ----           ----
     Cash and cash equivalents                    $106,652       $148,834
     Current assets                               $311,401       $365,652
     Current liabilities                           $72,281        $79,593
     Current ratio                                    4.31           4.59
     Long-term debt                               $324,694       $310,250
     Stockholders' equity                         $718,522       $729,996
     Long-term debt/total capitalization               .31            .30

Reflected in the comparison above are the effects in the first quarter of 1999 of net cash provided by operations of $10.5 million, capital expenditures of $66.8 million and net borrowings of $14.4 million.

Capital expenditures during the first quarter were primarily related to construction of ROWAN GORILLA VI and ROWAN GORILLA VII, each being an enhanced version of the Company's GORILLA CLASS jack-ups like ROWAN GORILLA V featuring a combination drilling and production capability. The rigs are being constructed at the Company's Vicksburg, Mississippi shipyard and should be completed by mid-2000 and mid-2001, respectively.

The Company is financing up to $171 million of the cost of GORILLA VI through a 12-year bank loan guaranteed by the U. S. Department of Transportation's Maritime Administration under its Title XI Program. At March 31, 1999, the Company had drawn down about $81 million under the facility bearing interest at floating rates averaging 5.36%. The Company intends to pursue outside financing for GORILLA VII, though there can be no assurance that outside financing will be available. The Company expects the combined construction cost of GORILLAS V, VI and VII will be approximately $600 million.

The Company estimates remaining 1999 capital expenditures will be between $100 million and $125 million, including approximately $75-100 million for GORILLAS VI and VII. The Company may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing offshore rigs and manufacturing facilities.

At March 31, 1999, the Company had available $45 million under a $155 million bank revolving credit facility maturing in October 2000. The $110 million outstanding under the credit line bore interest at 5.34% on March 31, 1999.

Based upon current operating levels and the previously discussed market trends, management believes that 1999 operations, together with existing working capital and available financial resources, will generate sufficient cash flow to sustain planned capital expenditures and debt service requirements at least through the remainder of 1999.

At March 31, 1999, approximately $151 million of the Company's retained earnings was available for the payment of dividends under the most restrictive provisions of the Company's debt agreements.

The Company believes that its exposure to potential year 2000 ("Y2K") computer-related problems is limited and the costs associated with readying its information systems and computer-controlled equipment will not materially impact its financial position or results of operations.

Over the past several years, the Company has devoted substantial efforts towards upgrading and enhancing its drilling and aviation information systems as a matter of course. Such modifications necessarily contemplated Y2K compliance, the cost of which has been expensed as incurred, but is not separately identifiable. These upgrades and enhancements are substantially complete and the Company believes its drilling and aviation information systems will be Y2K compliant by June 30, 1999.

Modifications to the Company's manufacturing information systems have been undertaken only during the past few years. The Company estimates the cost of Y2K compliance for its manufacturing systems will be approximately $2.7 million, $1.7 million of which has been expensed to date. The Company believes that all necessary modifications will be completed by mid-1999, though some third party software installation may slip into the third quarter.

The Company will continue to assess and test its computer-controlled equipment for Y2K compatibility, but has heretofore discovered no significant deficiencies. The Company's operations are not highly dependent upon any single customer or vendor and the Company believes that the risk of a material interruption in its business as a result of Y2K software problems associated with a single customer or vendor is remote.

Although the Company expects to be Y2K compliant by the end of the second quarter, in a "most-reasonably-likely-worst-case-scenario", failure by the Company or by third parties to fully implement appropriate Y2K plans could adversely affect the Company's operations.

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

OTHER RELEVANT FACTORS HAVE BEEN DISCLOSED IN THE COMPANY'S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders on April 23, 1999, stockholders elected the three nominees for Class II Director as set forth in the Company's Proxy Statement relating to the meeting. With respect to such election, proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and there was no solicitation in opposition to such nominees. Of the Company's 83,022,407 shares of record, 73,647,391 were voted at the meeting in person or by proxy. The following numbers of votes were cast as to the Class II Director nominees: R. G. Croyle, 72,716,416 votes for and 930,975 votes withheld;
        D. F. McNease, 72,707,195 votes for and 940,196 votes withheld; and Lord Moynihan, 72,718,257 votes for and 929,134 votes withheld.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following is a list of Exhibits filed with this Form 10-Q:

               27     Financial Data Schedule

        (b)    Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the first quarter of fiscal year 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ROWAN COMPANIES, INC.
                                           (Registrant)

 Date:  May 14, 1999                       /s/ E. E. THIELE
                                           E. E. Thiele
                                           Senior Vice President-
                                           Finance, Administration
                                           and Treasurer
                                           (Chief Financial Officer)

 Date:  May 14, 1999                       /s/ W. H. WELLS
                                           W. H. Wells
                                           Controller
                                           (Chief Accounting Officer)