Form 10-Q
period 1999-06-30
ROWAN COMPANIES INC
filed 1999-08-13
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM       TO
                                                  -----    -----


                             ROWAN COMPANIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                           1-5491              75-0759420
-------------------------------         ---------------       ---------------
(State or other jurisdiction of         Commission File      (I.R.S. Employer
 incorporation or organization)             Number          Identification No.)


2800 Post Oak Boulevard, Suite 5450, Houston, Texas             77056-6196
---------------------------------------------------             ----------
    (Address of principal executive offices)                    (Zip Code)


                                 (713) 621-7800
               --------------------------------------------------
               Registrant's telephone number, including area code


                                  Inapplicable
    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

The number of shares of common stock, $.125 par value, outstanding at July 31, 1999 was 83,203,032.

                             ROWAN COMPANIES, INC.

                                     INDEX

                                                                       Page No.
                                                                       --------
PART I.    Financial Information:

           Item 1. Financial Statements

                    Consolidated Balance Sheet --
                    June 30, 1999 and December 31, 1998 ................  2

                    Consolidated Statement of Operations --
                    Three and Six Months Ended June 30, 1999
                    and 1998 ...........................................  4

                    Consolidated Statement of Cash Flows --
                    Six Months Ended June 30, 1999 and 1998 ............  5

                    Notes to Consolidated Financial Statements .........  6

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations ......................................  8

           Item 3. Quantitative and Qualitative Disclosures
                   About Market Risk ................................... 12

PART II.   Other Information:

                   Exhibits and Reports on Form 8-K .................... 13

                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                  June 30,   December 31,
                                                                   1999         1998
                                                                ----------   -----------
                          ASSETS                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .............................       $   81,163   $  148,834
  Receivables - trade and other .........................           85,346       81,097
  Inventories - at cost:
    Raw materials and supplies ..........................           87,982       84,797
    Work-in-progress ....................................           15,151       26,494
    Finished goods ......................................              875        2,625
  Prepaid expenses ......................................            8,277       10,478
  Deferred tax assets - net .............................           18,702       11,327
                                                                ----------   ----------
               Total current assets .....................          297,496      365,652
                                                                ----------   ----------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment ....................................        1,274,147    1,238,361
  Aircraft and related equipment ........................          218,092      211,313
  Manufacturing plant and equipment .....................           79,457       75,949
  Construction in progress ..............................          198,079      127,075
  Other property and equipment ..........................          111,660      108,353
                                                                ----------   ----------
               Total ....................................        1,881,435    1,761,051

  Less accumulated depreciation and amortization ........          908,782      883,854
                                                                ----------   ----------
               Property, plant and equipment - net ......          972,653      877,197
                                                                ----------   ----------

OTHER ASSETS AND DEFERRED CHARGES .......................            5,339        6,259
                                                                ----------   ----------

               TOTAL ....................................       $1,275,488   $1,249,108
                                                                ==========   ==========

See Notes to Consolidated Financial Statements

                                                                                  June 30,    December 31,
                                                                                    1999         1998
                                                                                 ----------   -----------
                       LIABILITIES AND STOCKHOLDERS' EQUITY                            (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt .....................................   $   12,756   $   12,756
    Accounts payable - trade .................................................       20,096       17,744
    Other current liabilities ................................................       45,618       49,093
                                                                                 ----------   ----------
             Total current liabilities .......................................       78,470       79,593
                                                                                 ----------   ----------

LONG-TERM DEBT - less current maturities .....................................      349,043      310,250
                                                                                 ----------   ----------

OTHER LIABILITIES ............................................................       52,827       51,264
                                                                                 ----------   ----------

DEFERRED CREDITS:
    Income taxes - net .......................................................       76,442       75,255
    Gain on sale/leaseback transactions ......................................        1,164        2,750
                                                                                 ----------   ----------
             Total deferred credits ..........................................       77,606       78,005
                                                                                 ----------   ----------

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value:
       Authorized 5,000,000 shares issuable in series:
          Series III Preferred Stock, authorized 10,300 shares, none outstanding
          Series A Preferred Stock, authorized 4,800 shares, none outstanding
          Series B Preferred Stock, authorized 4,800 shares, none outstanding
          Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
    Common stock, $.125 par value:
       Authorized 150,000,000 shares; issued 88,937,976
       shares at June 30, 1999 and 88,752,976 shares
       at December 31, 1998 ..................................................       11,117       11,094
Additional paid-in capital ...................................................      423,172      420,767
Retained earnings ............................................................      344,587      357,211
Less cost of 5,759,319 and 5,509,319 treasury shares, respectively ...........       61,334       59,076
                                                                                 ----------   ----------
             Total stockholders' equity ......................................      717,542      729,996
                                                                                 ----------   ----------

             TOTAL ...........................................................   $1,275,488   $1,249,108
                                                                                 ==========   ==========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                For The Three Months       For The Six Months
                                                                    Ended June 30,           Ended June 30,
                                                               -----------------------   ----------------------
                                                                  1999         1998         1999         1998
                                                               ---------    -------- -   ---------    ---------
                                                                                  (Unaudited)
REVENUES:
     Drilling services ....................................    $  67,834    $ 131,424    $ 128,787    $ 255,649
     Manufacturing sales and services .....................       27,626       45,227       47,646       82,704
     Aviation services ....................................       23,709       27,589       42,789       49,801
                                                               ---------    ---------    ---------    ---------
              Total .......................................      119,169      204,240      219,222      388,154
                                                               ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
     Drilling services ....................................       55,930       56,907      109,870      105,418
     Manufacturing sales and services .....................       24,866       38,723       45,036       69,647
     Aviation services ....................................       22,467       25,212       44,655       48,792
     Depreciation and amortization ........................       13,777       12,397       26,892       24,276
     General and administrative ...........................        4,645        4,766        9,489        9,269
                                                               ---------    ---------    ---------    ---------
              Total .......................................      121,685      138,005      235,942      257,402
                                                               ---------    ---------    ---------    ---------

INCOME (LOSS) FROM OPERATIONS .............................       (2,516)      66,235      (16,720)     130,752
                                                               ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE):
     Interest expense .....................................       (5,292)      (4,114)     (10,284)      (8,391)
     Less interest capitalized ............................        2,461        3,960        4,534        7,385
     Gain on disposals of property, plant and equipment ...           80          195          778          672
     Interest income ......................................        1,149        1,748        2,699        3,450
     Other - net ..........................................          103           75          277          206
                                                               ---------    ---------    ---------    ---------
              Other income (expense) - net ................       (1,499)       1,864       (1,996)       3,322
                                                               ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES .........................       (4,015)      68,099      (18,716)     134,074
     Provision (credit) for income taxes ..................       (1,393)      23,710       (6,092)      46,926
                                                               ---------    ---------    ---------    ---------
NET INCOME (LOSS) .........................................    $  (2,622)   $  44,389    $ (12,624)   $  87,148
                                                               =========    =========    =========    =========

EARNINGS (LOSS) PER SHARE
     OF COMMON STOCK (Note 5):
     Basic ................................................    $    (.03)   $     .51    $    (.15)   $    1.00
                                                               =========    =========    =========    =========
     Diluted ..............................................    $    (.03)   $     .50    $    (.15)   $     .98
                                                               =========    =========    =========    =========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                For The Six Months
                                                                                                  Ended June 30,
                                                                                              ----------------------
                                                                                                1999          1998
                                                                                              ---------    ---------
                                                                                                    (Unaudited)
CASH PROVIDED BY (USED IN):
   Operations:
       Net income (loss) ................................................................     $ (12,624)   $  87,148
       Adjustments to reconcile net income (loss) to net cash provided by operations:
          Depreciation and amortization .................................................        26,892       24,276
          Gain on disposals of property, plant and equipment ............................          (778)        (672)
          Compensation expense ..........................................................         2,563        2,509
          Change in sale/leaseback payable ..............................................        (5,693)      (6,326)
          Amortization of sale/leaseback gain ...........................................        (1,586)      (1,586)
          Provision for pension and postretirement benefits .............................         4,826        3,046
          Deferred income taxes .........................................................        (6,188)      34,852
          Other - net ...................................................................            72           71
       Changes in current assets and liabilities:
          Receivables- trade and other ..................................................        (4,249)      (5,178)
          Inventories ...................................................................         9,908      (16,892)
          Other current assets ..........................................................         2,201         (718)
          Current liabilities ...........................................................           587          (19)
       Net changes in other noncurrent assets and liabilities ...........................           721        1,788
                                                                                              ---------    ---------
   Net cash provided by operations ......................................................        16,652      122,299
                                                                                              ---------    ---------

   Investing activities:
       Property, plant and equipment additions ..........................................      (123,738)    (114,997)
       Proceeds from disposals of property,  plant and equipment ........................         2,282        1,135
       Proceeds from disposition of investment in 49% owned company .....................            --       19,550
                                                                                              ---------    ---------
   Net cash used in investing activities ................................................      (121,456)     (94,312)
                                                                                              ---------    ---------

   Financing activities:
       Proceeds from  borrowings ........................................................        45,171       40,602
       Repayments of borrowings .........................................................        (6,378)     (36,156)
       Payments to acquire treasury stock ...............................................        (2,258)      (2,080)
       Other - net ......................................................................           598        1,492
                                                                                              ---------    ---------
   Net cash provided by financing activities ............................................        37,133        3,858
                                                                                              ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................................       (67,671)      31,845
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................................       148,834      108,332
                                                                                              ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................................     $  81,163    $ 140,177
                                                                                              =========    =========

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated financial statements of the Company included herein have been prepared without audit pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. Certain information and notes have been condensed or omitted pursuant to such rules and regulations and the Company believes that the disclosures included herein are adequate. It is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes included in the Company's 1998 Annual Report to Stockholders (the "Annual Report") incorporated by reference in the Form 10-K for the year ended December 31, 1998.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 1999 and December 31, 1998, and the results of its operations for the three and six month periods ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998.

3. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

4. The Company has three principal operating segments: contract drilling of oil and gas wells, both onshore and offshore ("Drilling"), helicopter and fixed-wing aircraft services ("Aviation") and the manufacture and sale of heavy equipment for the mining, timber and transportation industries, alloy steel and steel plate and marine drilling equipment ("Manufacturing"). The following table presents certain financial information of the Company as of June 30, 1999 and 1998 and for the six month periods then ended by operating segment (amount are in thousands).

                 1999           Drilling      Manufacturing      Aviation       Consolidated
          ------------         ---------     --------------     ---------      -------------
          Total Assets         $ 966,142     $    170,744       $ 138,602      $   1,275,488
          Revenues               128,787           47,646          42,789            219,222
          Operating Profit
           (Loss)(1)               1,782             (514)         (8,499)            (7,231)


                 1998           Drilling      Manufacturing      Aviation       Consolidated
          ------------         ---------     --------------     ---------      -------------
          Total Assets         $ 886,869     $    184,740       $ 139,783      $   1,211,392
          Revenues               255,649           82,704          49,801            388,154
          Operating Profit
           (Loss)(1)             134,971           10,512          (5,462)           140,021

         (1) Income (loss) from operations before deducting general and administrative expenses.

         Excluded from the preceding table are the effects of transactions between segments. During the six months ended June 30, 1999 and 1998, the Company's manufacturing division provided approximately $72.4 million and $51.0 million respectively, of products and services to the drilling division and the Company's aviation division provided approximately $307,000 and $1,013,000, respectively, of flight services to the drilling division.

5. Computation of basic and diluted earnings (loss) per share is as follows (in thousands except per share amounts):

                                                                         For The               For The
                                                                    Three Months Ended     Six Months Ended
                                                                         June 30,               June 30,
                                                                   -------------------   --------------------
                                                                     1999       1998       1999        1998
                                                                   --------  ---------   --------    --------
         Weighted average shares of common
            stock outstanding ................................      83,106      87,014     83,097      86,931

         Stock options and related (treasury stock method) ...         512       1,270        490       1,307

         Shares issuable from assumed conversion of
            floating rate subordinated debentures ............         765         956        617         961
                                                                  --------    --------   --------    --------

         Weighted average shares for diluted earnings
            (loss) per share calculation .....................      84,383      89,240     84,204      89,199
                                                                  ========    ========   ========    ========


         Net income (loss) for basic
            and diluted calculations .........................    $ (2,622)   $ 44,389   $(12,624)   $ 87,148
                                                                  ========    ========   ========    ========


         Earnings (loss) per share:

            Basic ............................................    $   (.03)   $    .51   $   (.15)   $   1.00
                                                                  ========    ========   ========    ========
            Diluted ..........................................    $   (.03)   $    .50   $   (.15)   $    .98
                                                                  ========    ========   ========    ========

6. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, which establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS No. 137, which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company held no derivatives in 1999 or 1998 and believes that SFAS No. 133, when adopted effective January 1, 2001, will not materially impact its financial position or results of operations.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 Compared to
         Six Months Ended June 30, 1998

The Company incurred a net loss of $12.6 million in the first half of 1999 compared to a net income of $87.1 million in the same period of 1998. Although oil and natural gas prices have recently improved, their prolonged weakness during 1998 and early-1999 significantly reduced worldwide drilling activity during the period, with adverse consequences for the Company's rig utilization, average day rates and drilling operating results. Continued weakness in other commodity prices resulted in an unfavorable contribution from the Company's manufacturing operations during the period and a significant decline from the prior year.

A comparison of revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first six months of 1999 and 1998, respectively, is reflected below (dollars in thousands):

                                     Drilling             Manufacturing              Aviation                Consolidated
                            ----------------------    ----------------------   ---------------------     ---------------------
                               1999        1998         1999          1998       1999         1998         1999         1998
                            ---------    ---------    --------     ---------   --------     --------     --------     --------
Revenues                    $ 128,787    $ 255,649    $ 47,646     $ 82,704    $ 42,789     $ 49,801     $219,222     $388,154

Percent of Consolidated
Revenues                           59%          66%         22%          21%         19%          13%         100%         100%

Operating Profit
(Loss)(1)                   $   1,782    $ 134,971    $   (514)    $ 10,512    $ (8,499)    $ (5,462)    $ (7,231)    $140,021


-----------------------------------------------------------------------------
(1) Income (loss) from operations before deducting general and administrative expenses.

As shown above, the Company's consolidated operating results decreased by $147.3 million when comparing the first halves of 1999 and 1998. Drilling revenues declined by $126.9 million or 50% as the Company's offshore fleet was only 59% utilized during the first half of 1999, compared to 97% in the first half of 1998, and suffered a 21% decrease in average operating day rates between periods. Related expenses increased by $4.5 million, or 4%, between periods, primarily due to the addition of Rowan Gorilla V costs which, as a result of a contract dispute, had no offsetting revenues.

The $11.0 million decline shown above in the Company's manufacturing results between periods primarily reflects the decreased contributions from the equipment and marine groups. The equipment group continued to suffer the effects of weak commodity prices, while the marine group's operations were reduced following the completion, in late-1998, of two Super 116-C rig kits. The division's external backlog was at $10.1 million at June 30, 1999, $37.3 million or 79% below the year-ago level. Manufacturing operations exclude approximately $72 million of products and services provided to the Company's drilling division during the first half of 1999, most of which was attributable to construction progress on Rowan Gorilla VI and Rowan Gorilla VII, compared to $51 million in the same period of 1998.

The aviation operating results in both periods reflect the normal reduced flying activity in Alaska throughout much of the first four months of the year, although the 1999 results were also hampered by reduced energy-related flying activity in the Gulf of Mexico.

Three Months Ended June 30, 1999 Compared to
         Three Months Ended June 30, 1998

The Company incurred a net loss of $2.6 million in the second quarter of 1999 compared to net income of $44.4 million in the same period of 1998. Although oil and natural gas prices have recently improved and are now at higher levels than a year ago, their prolonged weakness during 1998 and early-1999 has significantly reduced worldwide drilling activity during the past twelve months, with adverse consequences for the Company's rig utilization, average day rates and drilling operating results. Continued weakness in other commodity prices resulted in a decline in the Company's manufacturing operations between periods.

A comparison of revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the second quarters of 1999 and 1998, respectively, is reflected below (dollars in thousands):

                                     Drilling             Manufacturing             Aviation               Consolidated
                               -------------------    --------------------    --------------------    ----------------------
                                 1999       1998        1999         1998       1999         1998        1999         1998
                               -------    --------    -------      -------    -------      -------    --------      --------
Revenues                       $67,834    $131,424    $27,626      $45,227    $23,709      $27,589    $119,169      $204,240

Percent of Consolidated
Revenues                            57%         64%        23%          22%        20%          14%        100%          100%

Operating Profit (Loss)        $ 3,122    $ 66,700    $ 1,191      $ 5,188    $(2,184)     $  (887)    $ 2,129      $ 71,001

As shown above, the Company's consolidated operating results decreased by $68.9 million when comparing the second quarters of 1999 and 1998. Drilling revenues decreased by $63.6 million or 48% as the Company's offshore fleet was only 68% utilized during the second quarter of 1999, compared to 95% in the second quarter of 1998, and suffered a 31% decrease in average operating day rates between periods. Related expenses decreased by $1.0 million, or 2%, between periods.

The $4.0 million decline shown above in the Company's manufacturing results between periods primarily reflects the decreased contributions from the equipment and marine groups. The equipment group continued to suffer the effects of weak commodity prices, while the marine group's operations were reduced following the completion, in late-1998, of two Super 116-C rig kits. Manufacturing operations exclude approximately $35 million of products and services provided to the Company's drilling division during the second quarter of 1999, most of which was attributable to construction progress on Rowan Gorilla VI and Rowan Gorilla VII, compared to $29 million in the same period of 1998.

The Company's aviation operations experienced the normal seasonal improvement in flying activity in Alaska during both periods, although the 1999 results were also hampered by reduced energy-related flying activity in the Gulf of Mexico.

Perceptible trends in the offshore drilling markets in which the Company is currently operating and the number of Company-operated rigs in each of those markets are as follows:

           AREA                     RIGS                          PERCEPTIBLE INDUSTRY TRENDS
       -----------                --------                     ----------------------------------
Gulf of Mexico                       16           Moderately improving exploration and development activity

North Sea                             4           Reduced levels of drilling activity for jack-up rigs

Eastern Canada                        2           Generally stable demand

Perceptible trends in the aviation markets in which the Company is currently operating and the number of Company-operated aircraft based in each of those markets are as follows:

           AREA                   AIRCRAFT                        PERCEPTIBLE INDUSTRY TRENDS
       -----------             ---------------                 ----------------------------------
Alaska                               68                  Normal seasonal improvement

Gulf of Mexico                       46                  Moderately improving market conditions

The drilling and aviation markets in which the Company competes frequently experience significant changes in supply and demand. Offshore drilling utilization and day rates are primarily a function of the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. These expenditures, in turn, are affected by many factors such as oil and natural gas reserves, political and regulatory policies, seasonal weather patterns, contractual requirements under leases or concessions, and, probably most influential, oil and natural gas prices. The Company's aviation operations are also affected by such factors, as flying in support of offshore energy operations remains a major source of business and Alaska operations are hampered by weather each winter. The volatile nature of such factors prevents the Company from being able to accurately predict whether existing market conditions or the perceptible market trends reflected in the preceding tables will continue. In response to fluctuating market conditions, the Company can relocate its drilling rigs and aircraft from one geographic area to another, but only when it believes such moves are economically justified.

The Company's drilling operations continue to be adversely impacted by the effects of the dramatic decline in world oil prices that occurred throughout 1998 and early-1999. Most energy companies have significantly reduced their 1999 drilling budgets from 1998 levels and many of the majors continue to be preoccupied with internal merger issues. Recently, following improved OPEC production discipline, oil and natural gas prices have strengthened, bid activity for Gulf of Mexico jack-ups has improved and several independent energy companies have announced increases in their 1999 drilling budgets. As a result, the Company believes that offshore drilling activity in the Gulf of Mexico will continue to improve toward the level at which day rates begin to trend higher. Conversely, the Company does not believe significant additional North Sea drilling activity will materialize during the remainder of 1999 or the first half of 2000 and, as a result, recently relocated two of its Class 116-C jack-ups from that market to the improving Gulf of Mexico market. There can be no assurance that drilling market conditions will continue improving or that the Company's operations will not be more adversely affected should market conditions deteriorate.

Though considerably less volatile than its drilling and aviation operations, the Company's manufacturing operations have also been adversely impacted by depressed world commodity prices; in particular, prices for copper, iron ore, coal, gold and diamonds. Recently, commodity prices have improved and mining equipment orders have increased, though backlog remains well below year-ago levels. With reduced worldwide demand for drilling services, additional rig kit sales in the near term are unlikely. The Company believes that without additional strengthening of commodity prices, its manufacturing operations may not be profitable in 1999.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios as of June 30, 1999 and December 31, 1998 is as follows (dollars in thousands):

                                         June 30,     December 31,
                                          1999           1998
                                          ----           ----
  Cash and cash equivalents             $ 81,163       $148,834
  Current assets                        $297,496       $365,652
  Current liabilities                   $ 78,470       $ 79,593
  Current ratio                             3.79           4.59
  Long-term debt                        $349,043       $310,250
  Stockholders' equity                  $717,542       $729,996
  Long-term debt/total capitalization        .33            .30

Reflected in the comparison above are the effects in the first half of 1999 of net cash provided by operations of $16.7 million, capital expenditures of $123.7 million and net borrowings of $38.8 million.

Capital expenditures during the first half of 1999 were primarily related to construction of Rowan Gorilla VI and Rowan Gorilla VII, each being an enhanced version of the Company's Gorilla Class jack-ups, like Rowan Gorilla V, featuring a combination drilling and production capability. The rigs are being constructed at the Company's Vicksburg, Mississippi shipyard and should be completed by mid-2000 and year-end 2001, respectively.

The Company is financing up to $171 million of the cost of Gorilla VI through a 12-year bank loan guaranteed by the U. S. Department of Transportation's Maritime Administration under its Title XI Program. At June 30, 1999, the Company had drawn down about $105 million under the facility bearing interest at floating rates averaging 5.37%. The Company has applied for Title XI government-guaranteed financing for Gorilla VII on terms and conditions similar to those of Gorillas V and VI. The Company expects the combined construction cost of Gorillas V, VI and VII will be approximately $600-650 million.

The Company estimates remaining 1999 capital expenditures will be approximately $75 million, including approximately $50 million for Gorillas VI and VII. The Company may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing offshore rigs and manufacturing facilities.

At June 30, 1999, the Company had available $45 million under a $155 million bank revolving credit facility maturing in October 2000. The $110 million outstanding under the credit line bore interest at 5.37% on June 30, 1999. The Company currently has no other available credit facilities.

Based upon current operating levels and the previously discussed market trends, management believes that 1999 operations, together with existing working capital and available financial resources, will generate sufficient cash flow to sustain planned capital expenditures and debt service requirements at least through the remainder of 1999.

At June 30, 1999, approximately $149 million of the Company's retained earnings was available for the payment of dividends under the most restrictive provisions of the Company's debt agreements.

The Company believes that its exposure to potential year 2000 ("Y2K") computer-related problems is limited and the costs associated with readying its information systems and computer-controlled equipment will not materially impact its financial position or results of operations.

Over the past several years, the Company has devoted substantial efforts towards upgrading and enhancing its drilling and aviation information systems as a matter of course. Such modifications necessarily contemplated Y2K compliance, the cost of which has been expensed as incurred, but is not separately identifiable. These upgrades and enhancements are complete and the Company believes its drilling and aviation information systems are Y2K compliant.

Modifications to the Company's manufacturing information systems have been undertaken only during the past few years. The Company estimates the cost of Y2K compliance for its manufacturing systems will be approximately $3.7 million, $3.0 million of which has been expensed to date. The Company believes that all necessary mission-critical modifications will be completed by the end of the third quarter of 1999.

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

Although the Company expects to be Y2K compliant by the end of the third quarter, in a "most-reasonably-likely-worst-case-scenario", failure by the Company or by third parties to fully implement appropriate Y2K plans could adversely affect the Company's operations. Such adverse effects could include, among other things, business disruptions, increased costs and loss of business.

The Company has not yet deemed necessary any Y2K contingency plans, but will continue to monitor its own Y2K status as well as that of its customers and vendors and, if warranted, develop any necessary contingency plans.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, which establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS No. 137, which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company held no derivatives in 1999 or 1998 and believes that SFAS No. 133, when adopted effective January 1, 2001, will not materially impact its financial position or results of operations.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk disclosures set forth in the Annual Report had not changed significantly through the period ended June 30, 1999.

This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to the expectations, beliefs and future expected financial performance of the Company that are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected by the Company. Among the factors that could cause actual results to differ materially are the following:
o oil, natural gas and other commodity prices
o the level of offshore expenditures by energy companies
o the general economy, including inflation
o weather conditions in the Company's principal operating areas
o environmental and other laws and regulations

Other relevant factors have been disclosed in the Company's filings with the
U. S. Securities and Exchange Commission.

                           PART II. OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibit 27 - Financial Data Schedule

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Registrant during the second quarter of fiscal year 1999.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ROWAN COMPANIES, INC.
                                        (Registrant)


Date:  August 13, 1999                  /s/ E. E. THIELE
                                        ----------------------------------
                                        E. E. Thiele
                                        Senior Vice President- Finance,
                                        Administration and Treasurer
                                        (Chief Financial Officer)

Date:  August 13, 1999                  /s/ W. H. WELLS
                                        ----------------------------------
                                        W. H. Wells
                                        Controller
                                        (Chief Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------

  27               Financial Data Schedule