Form 10-Q
period 1999-09-30
ROWAN COMPANIES INC
filed 1999-10-13
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


                                 (713) 621-7800
        ---------------------------------------------------------------
               Registrant's telephone number, including area code


                                  Inapplicable
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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


The number of shares of common stock, $.125 par value, outstanding at September 30, 1999 was 83,267,971.

                             ROWAN COMPANIES, INC.

                                     INDEX

                                                                 Page No.
                                                                 ---------
PART I.   Financial Information:

          Item 1.  Financial Statements

                   Consolidated Balance Sheet --
                   September 30, 1999 and December 31, 1998..........2

                   Consolidated Statement of Operations --
                   Three and Nine Months Ended September 30,
                   1999 and 1998.....................................4

                   Consolidated Statement of Cash Flows --
                   Nine Months Ended September 30, 1999 and 1998.....5

                   Notes to Consolidated Financial Statements........6

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations.....................................8

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk................................12

PART II.  Other Information:

                   Exhibits and Reports on Form 8-K.................13

                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                           September 30,  December 31,
                                                               1999          1998
                                                           -------------  ------------
                                      ASSETS                      (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents .............................  $   60,047     $  148,834
  Receivables - trade and other .........................      91,142         81,097
  Inventories - at cost:
    Raw materials and supplies ..........................      87,434         84,797
    Work-in-progress ....................................      22,903         26,494
    Finished goods ......................................       2,127          2,625
  Prepaid expenses ......................................       9,749         10,478
  Deferred tax assets - net .............................      18,769         11,327
                                                           ----------     ----------
               Total current assets .....................     292,171        365,652
                                                           ----------     ----------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment ....................................   1,284,111      1,238,361
  Aircraft and related equipment ........................     220,069        211,313
  Manufacturing plant and equipment .....................      82,650         75,949
  Construction in progress ..............................     224,544        127,075
  Other property and equipment ..........................     112,360        108,353
                                                           ----------     ----------
               Total ....................................   1,923,734      1,761,051
  Less accumulated depreciation and amortization ........     922,523        883,854
                                                           ----------     ----------
               Property, plant and equipment - net ....   1,001,211        877,197
                                                           ----------     ----------

OTHER ASSETS AND DEFERRED CHARGES .......................       5,277          6,259
                                                           ----------     ----------

               TOTAL ....................................  $1,298,659     $1,249,108
                                                           ==========     ==========

See Notes to Consolidated Financial Statements.

                                                                                  September 30, December 31,
                                                                                      1999         1998
                                                                                  ------------- -----------
                       LIABILITIES AND STOCKHOLDERS' EQUITY                               (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt .......................................   $   18,433   $   12,756
    Accounts payable - trade ...................................................       22,564       17,744
    Other current liabilities ..................................................       40,593       49,093
                                                                                   ----------   ----------
             Total current liabilities .........................................       81,590       79,593
                                                                                   ----------   ----------

LONG-TERM DEBT - less current maturities .......................................      368,154      310,250
                                                                                   ----------   ----------


OTHER LIABILITIES ..............................................................       51,804       51,264
                                                                                   ----------   ----------
DEFERRED CREDITS:
    Income taxes - net .........................................................       76,604       75,255
    Gain on sale/leaseback transactions ........................................          412        2,750
                                                                                   ----------   ----------
             Total deferred credits ............................................       77,016       78,005
                                                                                   ----------   ----------
STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value:
       Authorized 5,000,000 shares issuable in series:
          Series III Preferred Stock, authorized 10,300 shares, none outstanding
          Series A Preferred Stock, authorized 4,800 shares, none outstanding
          Series B Preferred Stock, authorized 4,800 shares, none outstanding
          Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
    Common stock, $.125 par value:
       Authorized 150,000,000 shares; issued 89,027,290
       shares at September 30, 1999 and 88,752,976 shares
       at December 31, 1998 ....................................................       11,128       11,094
Additional paid-in capital .....................................................      425,113      420,767
Retained earnings ..............................................................      345,188      357,211
Less cost of 5,759,319 and 5,509,319 treasury shares, respectively .............       61,334       59,076
                                                                                   ----------   ----------
             Total stockholders' equity ........................................      720,095      729,996
                                                                                   ----------   ----------
             TOTAL .............................................................   $1,298,659   $1,249,108
                                                                                   ==========   ==========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                             For The Three Months     For The Nine Months
                                                              Ended September 30,     Ended September 30,
                                                         ------------------------   -----------------------
                                                            1999         1998           1999        1998
                                                         -----------  -----------   ----------   ----------
                                                                           (Unaudited)
REVENUES:
     Drilling services ................................   $  60,883    $ 103,543    $ 189,670    $ 359,192
     Manufacturing sales and services .................      22,007       36,727       69,653      119,431
     Aviation services ................................      37,033       43,200       79,822       93,001
                                                          ---------    ---------    ---------    ---------
              Total ...................................     119,923      183,470      339,145      571,624
                                                          ---------    ---------    ---------    ---------
COSTS AND EXPENSES:
     Drilling services ................................      50,802       56,822      160,672      162,240
     Manufacturing sales and services .................      21,335       32,484       66,371      102,131
     Aviation services ................................      26,917       29,728       71,572       78,520
     Depreciation and amortization ....................      13,964       12,571       40,856       36,847
     General and administrative .......................       4,572        4,376       14,061       13,645
                                                          ---------    ---------    ---------    ---------
              Total ...................................     117,590      135,981      353,532      393,383
                                                          ---------    ---------    ---------    ---------
INCOME (LOSS) FROM OPERATIONS .........................       2,333       47,489      (14,387)     178,241
                                                          ---------    ---------    ---------    ---------
OTHER INCOME (EXPENSE):
     Interest expense .................................      (5,773)      (4,362)     (16,057)     (12,753)
     Less interest capitalized ........................       3,020        4,297        7,554       11,682
     Gain on disposals of property, plant and equipment         246        2,394        1,024        3,066
     Interest income ..................................         866        1,729        3,565        5,179
     Other - net ......................................         199           70          476          276
                                                          ---------    ---------    ---------    ---------
              Other income (expense) - net ............      (1,442)       4,128       (3,438)       7,450
                                                          ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES .....................         891       51,617      (17,825)     185,691
     Provision (credit) for income taxes ..............         290       19,122       (5,802)      66,048
                                                          ---------    ---------    ---------    ---------
NET INCOME (LOSS) .....................................   $     601    $  32,495    $ (12,023)   $ 119,643
                                                          =========    =========    =========    =========

EARNINGS (LOSS) PER SHARE
     OF COMMON STOCK (Note 5):
     Basic ............................................   $     .01    $     .38    $    (.14)   $    1.39
                                                          =========    =========    =========    =========
     Diluted ..........................................   $     .01    $     .38    $    (.14)   $    1.36
                                                          =========    =========    =========    =========

See Notes to Consolidated Financial Statements

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              For The Nine Months
                                                                                              Ended September 30,
                                                                                            -----------------------
                                                                                               1999         1998
                                                                                            -----------  ----------
                                                                                                   (Unaudited)
CASH PROVIDED BY (USED IN):
   Operations:
       Net income (loss) ...............................................................    $ (12,023)   $ 119,643
       Adjustments to reconcile net income (loss) to net cash provided by operations:
          Depreciation and amortization ................................................       40,856       36,847
          Gain on disposals of property, plant and equipment ...........................       (1,024)      (3,066)
          Compensation expense .........................................................        4,018        3,753
          Change in sale/leaseback payable .............................................       (7,597)      (4,562)
          Amortization of sale/leaseback gain ..........................................       (2,338)      (2,392)
          Provision for pension and postretirement benefits ............................        4,887        4,599
          Deferred income taxes ........................................................       (6,093)      48,751
          Other - net ..................................................................          108          107
       Changes in current assets and liabilities:
          Receivables- trade and other .................................................      (10,045)      19,153
          Inventories ..................................................................        1,452      (26,298)
          Other current assets .........................................................          729       (1,356)
          Current liabilities ..........................................................       (1,168)       2,507
       Net changes in other noncurrent assets and liabilities ..........................          687         (117)
                                                                                            ---------    ---------
   Net cash provided (used in) by operations ...........................................       12,449      197,569
                                                                                            ---------    ---------
   Investing activities:
       Property, plant and equipment additions .........................................     (166,266)    (180,136)
       Proceeds from disposals of property,  plant and equipment .......................        2,592        4,747
       Proceeds from disposition of investment in 49% owned company ....................                    19,550
                                                                                            ---------    ---------
   Net cash used in investing activities ...............................................     (163,674)    (155,839)
                                                                                            ---------    ---------
   Financing activities:
       Proceeds from  borrowings .......................................................       76,337       43,097
       Repayments of borrowings ........................................................      (12,756)     (36,156)
       Payments to acquire treasury stock ..............................................       (2,258)     (45,862)
       Other - net .....................................................................        1,115        1,634
                                                                                            ---------    ---------
   Net cash provided by (used in) financing activities .................................       62,438      (37,287)
                                                                                            ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................................      (88,787)       4,443
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................................      148,834      108,332
                                                                                            ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................    $  60,047    $ 112,775
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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 1999 and December 31, 1998, and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998.

3. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

4. The Company has three principal operating segments: contract drilling of oil and gas wells, both onshore and offshore ("Drilling"), helicopter and fixed-wing aircraft services ("Aviation") and the manufacture and sale of heavy equipment for the mining, timber and transportation industries, alloy steel and steel plate and marine drilling equipment ("Manufacturing"). The following table presents certain financial information of the Company as of September 30, 1999 and 1998 and for the nine month periods then ended by operating segment (amounts are in thousands).

                  1999                    Drilling             Manufacturing             Aviation               Consolidated
         ------------------------     -----------------       -----------------      ------------------      -------------------
         Total Assets                        $ 980,266               $ 176,815               $ 141,578              $ 1,298,659
         Revenues                              189,670                  69,653                  79,822                  339,145
         Operating Profit (Loss)(1)              2,910                  (1,461)                 (1,775)                    (326)


                  1998                    Drilling             Manufacturing             Aviation               Consolidated
         ------------------------     -----------------       -----------------      ------------------      -------------------
         Total Assets                        $ 875,675               $ 192,969               $ 140,825              $ 1,209,469
         Revenues                              359,192                 119,431                  93,001                  571,624
         Operating Profit (Loss)(1)            173,493                  13,376                   5,017                  191,886

         (1) Income (loss) from operations before deducting general and administrative expenses.

         Excluded from the preceding table are the effects of transactions between segments. During the nine months ended September 30, 1999 and 1998, the Company's manufacturing division provided approximately $100 million and $88 million respectively, of products and services to the drilling division and the Company's aviation division provided approximately $797,000 and $1,281,000, respectively, of flight services to the drilling division.

5. Computation of basic and diluted earnings (loss) per share is as follows (in thousands except per share amounts):

                                                                    For The                        For The
                                                               Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,
                                                         ----------------------------     -------------------------
                                                             1999            1998             1999         1998
                                                         ------------   -------------     -----------   -----------
Weighted average shares of common
   stock outstanding ..................................     83,227         85,073            83,141        86,305

Stock options and related (treasury stock method) .....        717            203               521         1,061

Shares issuable from assumed conversion of
   floating rate subordinated debentures ..............        889            664               709           899
                                                          --------       --------          --------      --------

Weighted average shares for diluted earnings
   (loss) per share calculation .......................     84,833         85,940            84,371        88,265
                                                          ========       ========          ========      ========

Net income (loss) for basic
   and diluted calculations ...........................   $    601       $ 32,495          $(12,023)     $119,643
                                                          ========       ========          ========      ========

Earnings (loss) per share:

   Basic ..............................................   $    .01       $    .38          $   (.14)     $   1.39
                                                          ========       ========          ========      ========
   Diluted ............................................   $    .01       $    .38          $   (.14)     $   1.36
                                                          ========       ========          ========      ========

6. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, which establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137, which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company held no derivatives in 1999 and 1998 and believes SFAS No. 133, when adopted effective January 1, 2001, will not materially impact its financial position or results of operations.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 Compared to
         Nine Months Ended September 30, 1998

The Company incurred a net loss of $12.0 million in the first nine months of 1999 compared to net income of $119.6 million in the same period of 1998. Although oil and natural gas prices have recently improved, their prolonged weakness during 1998 and early-1999 significantly reduced worldwide drilling activity during the period, with adverse consequences for the Company's rig utilization, average day rates and drilling operating results. Continued weakness in other commodity prices resulted in an unfavorable contribution from the Company's manufacturing operations during the period and a significant decline from the prior year.

A comparison of revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first nine months of 1999 and 1998, respectively, is reflected below (dollars in thousands):

                                     Drilling              Manufacturing              Aviation                Consolidated
                               --------------------    ---------------------    --------------------    -----------------------
                                 1999        1998        1999         1998        1999        1998        1999          1998
                               --------    --------    --------     --------    --------     -------    ---------     ---------
 Revenues                      $189,670    $359,192    $ 69,653     $119,431    $ 79,822     $93,001    $ 339,145     $571,624

 Percent of Consolidated
 Revenues                            56%         63%         21%          21%         23%         16%         100%         100%

 Operating Profit (Loss) (1)   $  2,910    $173,493    $ (1,461)    $ 13,376    $ (1,775)    $ 5,017    $    (326)    $191,886

-------------------------
(1) Income (loss) from operations before deducting general and administrative expenses.

As shown above, the Company's consolidated operating results decreased by $192.2 million when comparing the first nine months of 1999 and 1998. Drilling revenues declined by $169.5 million or 47% as the Company's offshore fleet was only 63% utilized during the first nine months of 1999, compared to 92% in the same period of 1998, and suffered a 26% decrease in average operating day rates between periods. Related expenses decreased by $1.6 million, or 1%, between periods, despite the addition of Rowan Gorilla V costs which, as a result of a contract termination now in litigation, had no offsetting revenues.

The $14.8 million decline shown above in the Company's manufacturing results between periods primarily reflects the decreased contributions from the equipment and marine groups. The equipment group continued to suffer the effects of weak commodity prices, while the marine group's operations were reduced following the completion, in late-1998, of two Super 116-C rig kits. The division's external backlog was at $9.7 million at September 30, 1999, $20.5 million or 68% below the year-ago level. Manufacturing operations exclude approximately $100 million of products and services provided to the Company's drilling division during the first nine months of 1999, most of which was attributable to construction progress on Rowan Gorilla VI and Rowan Gorilla VII, compared to $88 million in the same period of 1998.

The $6.8 million decline shown above in the Company's aviation operating results between periods primarily reflects reduced energy-related flying activity in the Gulf of Mexico and lower revenues than in the prior period from fire control services.

Three Months Ended September 30, 1999 Compared to
         Three Months Ended September 30, 1998

The Company achieved net income of $0.6 million in the third quarter of 1999 compared to $32.5 million in the same period of 1998. Although oil and natural gas prices have recently improved and are now at higher levels than a year ago, their prolonged weakness during 1998 and early-1999 has significantly reduced worldwide drilling activity during the past 12-18 months, with adverse consequences for the Company's rig utilization, average day rates and drilling operating results. Continued weakness in other commodity prices resulted in a decline in the Company's manufacturing operations between periods.

A comparison of revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the third quarters of 1999 and 1998, respectively, is reflected below (dollars in thousands):

                                     Drilling              Manufacturing              Aviation                Consolidated
                               --------------------    ---------------------    --------------------    -----------------------
                                 1999        1998        1999         1998        1999        1998        1999           1998
                               --------    --------    --------      -------     -------     -------    ---------      --------
 Revenues                       $60,883    $103,543    $ 22,007      $36,727     $37,033     $43,200     $119,923      $183,470

 Percent of Consolidated
 Revenues                            51%         56%         18%          20%         31%         24%         100%          100%

 Operating Profit (Loss)        $ 1,128    $ 38,522    $   (947)     $ 2,864     $ 6,724     $10,479     $  6,905      $ 51,865

As shown above, the Company's consolidated operating results decreased by $45.0 million when comparing the third quarters of 1999 and 1998. Drilling revenues decreased by $42.7 million or 41% as the Company's offshore fleet was only 71% utilized during the third quarter of 1999, compared to 84% in the third quarter of 1998, and suffered a 34% decrease in average operating day rates between periods. Related expenses decreased by $6.0 million, or 11%, between periods.

The $3.8 million decline shown above in the Company's manufacturing results between periods primarily reflects the decreased contributions from the equipment and marine groups. The equipment group continued to suffer the effects of weak commodity prices, while the marine group's operations were reduced following the completion, in late-1998, of two Super 116-C rig kits. Manufacturing operations exclude approximately $28 million of products and services provided to the Company's drilling division during the third quarter of 1999, most of which was attributable to construction progress on Rowan Gorilla VI and Rowan Gorilla VII, compared to $37 million in the same period of 1998.

The Company's aviation operations experienced the normal seasonal improvement in flying activity in Alaska during both periods, although the 1999 results were hampered by reduced energy-related flying activity in the Gulf of Mexico and lower revenues than in the prior period from fire control services.

Perceptible trends in the offshore drilling markets in which the Company is currently operating and the number of Company-operated rigs in each of those markets are as follows:

           AREA                     RIGS                          PERCEPTIBLE INDUSTRY TRENDS
----------------------------    -------------     ------------------------------------------------------------
Gulf of Mexico                       17           Moderately improving exploration and development activity

North Sea                             3           Reduced levels of drilling activity for jack-up rigs

Eastern Canada                        2           Generally stable demand

The preceding table reflects the impending relocation of the cantilever jack-up Rowan-Halifax from the North Sea to the Gulf of Mexico.

Perceptible trends in the aviation markets in which the Company is currently operating and the number of Company-operated aircraft based in each of those markets are as follows:


         AREA                     AIRCRAFT                       PERCEPTIBLE INDUSTRY TRENDS
------------------------     -------------------     ---------------------------------------------------------
Alaska                               68              Normal seasonal decline

Gulf of Mexico                       46              Moderately improving market conditions, particularly
                                                     for deep-water operations

The drilling and aviation markets in which the Company competes frequently experience significant changes in supply and demand. Offshore drilling utilization and day rates are primarily a function of the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. These expenditures, in turn, are affected by many factors such as existing and newly discovered oil and natural gas reserves, political and regulatory policies, seasonal weather patterns, contractual requirements under leases or concessions, trends in finding and extraction costs and, probably most influential, oil and natural gas prices.
The Company's aviation operations are also affected by such factors, as flying in support of offshore energy operations remains a major source of business and Alaska operations are hampered by weather each winter. The volatile nature of these factors prevents the Company from being able to accurately predict whether existing market conditions or the perceptible market trends reflected in the preceding tables will continue. In response to fluctuating market conditions, the Company can relocate its drilling rigs and aircraft from one geographic area to another, but only when it believes such moves are economically justified.

The Company's drilling operations continue to be adversely impacted by the effects of the dramatic decline in world oil prices that occurred throughout 1998 and early-1999. Most energy companies have significantly reduced their 1999 drilling budgets from 1998 levels and many of the major oil companies continue to be preoccupied with internal merger issues. Recently, following improved OPEC production discipline, oil and natural gas prices have strengthened, bid activity for Gulf of Mexico jack-ups has improved and several independent energy companies have announced increases in their 1999 drilling budgets. As a result, the Company believes that offshore drilling activity in the Gulf of Mexico will continue to improve. Conversely, the Company believes significant additional North Sea drilling activity will not materialize during the remainder of 1999 or the first half of 2000 and, as a result, recently relocated three of its Class 116-C jack-ups from that market to the improving Gulf of Mexico market. There can be no assurance that drilling market conditions will continue improving or that the Company's operations will not be more adversely affected should current market conditions deteriorate.

Though considerably less volatile than its drilling and aviation operations, the Company's manufacturing operations have also been adversely impacted by depressed world commodity prices; in particular, prices for copper, iron ore, coal, gold and diamonds. Although prices for some of these commodities have recently improved, backlog remains well below year-ago levels. With reduced worldwide demand for drilling services, additional rig kit sales in the near term are unlikely. The Company believes that without additional strengthening of commodity prices, its manufacturing operations may not be profitable in 1999.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios as of September 30, 1999 and December 31, 1998 is as follows (dollars in thousands):

                                          September 30,   December 31,
                                              1999            1998
                                            --------        --------
 Cash and cash equivalents                  $ 60,047        $148,834
 Current assets                             $292,171        $365,652
 Current liabilities                        $ 81,590        $ 79,593
 Current ratio                                  3.58            4.59
 Long-term debt                             $368,154        $310,250
 Stockholders' equity                       $720,095        $729,996
 Long-term debt/total capitalization             .34             .30

Reflected in the comparison above are the effects in the first nine months of 1999 of net cash provided by operations of $12.4 million, capital expenditures of $166.3 million and net borrowings of $63.6 million.

Capital expenditures during the first nine months of 1999 were primarily related to construction of Rowan Gorilla VI and Rowan Gorilla VII, each being an enhanced version of the Company's Gorilla Class jack-ups, like Rowan Gorilla V, featuring simultaneous drilling and production capabilities. The rigs are being constructed at the Company's Vicksburg, Mississippi shipyard and should be completed by mid-2000 and year-end 2001, respectively.

The Company is financing up to $171 million of the cost of Gorilla VI through a 12-year bank loan guaranteed by the U. S. Department of Transportation's Maritime Administration under its Title XI Program. At September 30, 1999, the Company had drawn down about $136 million under the facility, bearing interest at floating rate of approximately 6.3%. The Company has applied for Title XI government-guaranteed financing for Gorilla VII on terms and conditions similar to those of Gorillas V and VI. The Company guaranteed construction of Gorilla V and Gorilla VI and is obligated for the repayment of the debt incurred to construct these rigs. The Company expects the combined construction cost of Gorillas V, VI and VII will be approximately $600-$650 million.

The Company estimates remaining 1999 capital expenditures will be approximately $35 million, including approximately $25 million for Gorillas VI and VII. The Company may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing offshore rigs and manufacturing facilities.

At September 30, 1999, the Company had available $45 million under a $155 million bank revolving credit facility maturing in October 2000. The $110 million outstanding under the credit line bore interest at 5.81% on September 30, 1999. The Company currently has no other available credit facilities.

Based upon current operating levels and the previously discussed market trends, management believes that 1999 operations, together with existing working capital and available financial resources, will generate sufficient cash flow to sustain planned capital expenditures and debt service requirements at least through the remainder of 1999.

At September 30, 1999, approximately $150 million of the Company's retained earnings was available for the payment of dividends under the most restrictive provisions of the Company's debt agreements.

The Company believes that its exposure to potential year 2000 computer-related problems is limited and the costs associated with readying its information systems and computer-controlled equipment will not materially impact its financial position or results of operations.

Over the past several years, the Company has devoted substantial efforts towards upgrading and enhancing its drilling and aviation information systems as a matter of course. Such modifications necessarily contemplated year 2000 compliance, the cost of which has been expensed as incurred, but is not separately identifiable. These upgrades and enhancements are complete and the Company believes its drilling and aviation information systems are year 2000 compliant.

Modifications to the Company's manufacturing information systems have been undertaken only during the past few years. The Company estimates the cost of year 2000 compliance for its manufacturing systems will be approximately $4 million, about $3.4 million of which has been expensed to date. The Company believes that all necessary mission-critical modifications have been completed.

The Company will continue to assess and test its computer-controlled equipment for year 2000 compatibility, but has heretofore discovered no significant deficiencies. The Company's operations are not highly dependent upon any single customer or vendor and the Company believes that the risk of a material interruption in its business as a result of year 2000 software problems associated with a single customer or vendor is remote.

Although the Company expects to be year 2000 compliant prior to year end, in a "most-reasonably-likely-worst-case-scenario", failure by the Company or by third parties to fully implement appropriate year 2000 plans could adversely affect the Company's operations. Such adverse effects could include, among other things, business disruptions, increased costs and loss of business.

The Company has not yet deemed necessary any year 2000 contingency plans, but will continue to monitor its own year 2000 status as well as that of its customers and vendors and, if warranted, develop any necessary contingency plans.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, which establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS No. 137, which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company held no derivatives in 1999 or 1998 and believes that SFAS no. 133, when adopted effective January 1, 2001, will not materially impact its financial position results of operations.


         Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its exposure to risk of earnings loss due to changes in market interest rates is not significant.

This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to the expectations, beliefs and future expected financial performance of the Company that are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected by the Company. Among the factors that could cause actual results to differ materially are the following: oil, natural gas and other commodity prices; the level of offshore expenditures by energy companies; the general economy, including inflation; weather conditions in the Company's principal operating areas; and environmental and other laws and regulations. Other relevant factors have been disclosed in the Company's filings with the U. S. Securities and Exchange Commission.





                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the third quarter of fiscal year 1999.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ROWAN COMPANIES, INC.
                                           (Registrant)


Date:  October 13, 1999                    /s/ E. E. THIELE
                                          ----------------------------------
                                           E. E. Thiele
                                           Senior Vice President- Finance,
                                           Administration and Treasurer
                                           (Chief Financial Officer)

Date:  October 13, 1999                    /s/ W. H. WELLS
                                          ----------------------------------
                                           W. H. Wells
                                           Controller
                                           (Chief Accounting Officer)