Form 10-K405
period 1999-12-31
ROWAN COMPANIES INC
filed 2000-03-28
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
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

                             2800 Post Oak Boulevard
                                   Suite 5450
                            Houston, Texas 77056-6196

       Registrant's telephone number, including area code: (713) 621-7800

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
     Title of each class                            on which registered
-----------------------------------          ----------------------------------
Common Stock, $.125 Par Value                New York Stock Exchange
                                             Pacific Exchange - Stock & Options

Preferred Stock Purchase Rights              New York Stock Exchange
                                             Pacific Exchange - Stock & Options

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
                                              ---    ---

         The aggregate market value as of March 3, 2000 of the Common Stock held by non-affiliates of the registrant was approximately $2,424,000,000.

         The number of shares of Common Stock, $.125 par value, outstanding at March 3, 2000 was 92,387,446.

                       DOCUMENTS INCORPORATED BY REFERENCE


             Document                                       Part of Form 10-K
             --------                                       -----------------
Annual Report to Stockholders for
fiscal year ended December 31, 1999                          Parts I, II and IV

Proxy Statement for the 2000 Annual
Meeting of Stockholders                                      Part III

                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
PART I

     Item 1.   Business ....................................................   1
        Drilling Operations.................................................   1
           Offshore Operations .............................................   1
           Onshore Operations ..............................................   3
           Contracts .......................................................   3
           Competition .....................................................   4
           Regulations and Hazards .........................................   4
        Manufacturing Operations............................................   6
           Raw Materials....................................................   7
           Competition......................................................   7
           Regulations and Hazards..........................................   8
        Aviation Operations ................................................   9
           Contracts .......................................................  10
           Competition .....................................................  10
           Regulations and Hazards .........................................  10
        Employees ..........................................................  10

     Item 2.   Properties ..................................................  11
        Drilling Rigs ......................................................  11
        Manufacturing Facilities............................................  15
        Aircraft ...........................................................  15

     Item 3.   Legal Proceedings ...........................................  16

     Item 4.   Submission of Matters to a Vote of Security Holders .........  16

     Additional Item.  Executive Officers of the Registrant ................  17

PART II

     Item 5.   Market for Registrant's Common Stock and Related
                 Stockholder Matters .......................................  18

     Item 6.   Selected Financial Data .....................................  18

     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .......................  18

     Item 7A.  Quantitative and Qualitative Disclosures about Market Risks..  18

     Item 8.   Financial Statements and Supplementary Data .................  18

     Item 9.   Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure .......................  18

PART III

     Item 10.  Directors and Executive Officers of the Registrant ..........  19

     Item 11.  Executive Compensation ......................................  19

     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management ............................................  19

     Item 13.  Certain Relationships and Related Transactions ..............  19

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K ......................................   20

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

Information regarding each of the Company's industry segments, including revenues, operating profit (loss), assets and foreign sales for 1997, 1998 and 1999, is incorporated herein by reference to Footnote 10 of the Notes to Consolidated Financial Statements on pages 28 and 29 of the Company's 1999 Annual Report to Stockholders ("Annual Report"), incorporated portions of which are filed as Exhibit 13 hereto.

DRILLING OPERATIONS

The Company provides contract drilling services utilizing a fleet of 21 self-elevating mobile offshore drilling platforms ("jack-up rigs"), one mobile offshore floating platform ("semi-submersible rig") and 14 land drilling rigs. The Company's drilling operations are conducted primarily in the Gulf of Mexico, the North Sea, offshore eastern Canada and in Texas and Louisiana. In 1999, drilling operations generated an operating profit (income from operations before deducting general and administrative expenses) of $11.8 million.

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

At December 31, 1999, the Company's offshore drilling fleet included 14 cantilever jack-up rigs, featuring three harsh environment "Gorilla Class rigs" and one enhanced "Super Gorilla Class rig", seven conventional jack-up rigs, including four rigs with skid base capability, and one semi-submersible rig. The Company operates two of the cantilever jack-up rigs under sale/leaseback arrangements expiring during 2008.

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

In October 1996, the Company announced plans for the construction of two additional Super Gorilla Class rigs, Rowan Gorilla VI and Rowan Gorilla VII. To date, the Company has assembled a significant portion of Gorilla VI and begun construction of Gorilla VII. The Company has secured Title XI bank financing for up to $171.0 million of the cost of Gorilla VI and up to $185.4 million of the cost of Gorilla VII on terms and conditions similar to those obtained for Gorilla V. Gorilla VI should be completed by mid-2000 and Gorilla VII by year-end 2001.

This fleet expansion program began in 1995 and represents the Company's first new construction since the mid-1980s. Since that time, the Company's capital expenditures have been primarily for enhancements to existing drilling rigs and manufacturing facilities and for the purchase of aircraft. Of the Company's 17 remaining jack-up rigs, six cantilever rigs and one conventional rig have been modified to provide a degree of hostile environment operating capability, while six cantilever rigs and three conventional rigs can operate in water depths up to 350 feet.

The Company takes advantage of lulls in drilling activity, as was recently experienced, to perform needed maintenance and make certain enhancements to its drilling fleet. During 1998 and 1999, the Company completed the following enhancements: upgrading solids control mud systems on all nine of the Company's Class 116-C jack-up rigs and its Class 52-C rig; adding one to two engines to six of the Class 116-C rigs, each such rig now being equipped with six engines; installing new generation top-drives on four of the Class 116-C rigs and one of the Gorilla Class Rigs; upgrading the electrical systems on one of the Class 84 rigs; converting one of the Class 52 rigs to a cantilever; adding leg length to three of the Class 116-C rigs and reconditioning the subsea equipment on the Company's semi-submersible rig.

For a further discussion of the Company's availability of funds in 2000 to sustain operations, debt service and planned capital expenditures, including those related to construction of Gorillas VI and VII, see "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15, 16 and 17 of the Annual Report, which information is incorporated herein by reference. Also, see ITEM 2. PROPERTIES on page 11 of this Form 10-K for additional information with respect to the capabilities and operating status of the Company's rigs.

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

Onshore Operations

The Company has drilling equipment, personnel and camps available on a contract basis for exploration and development of onshore areas. It currently owns 14 deep-well land rigs located as follows: two in Oklahoma, three in Texas, four in Louisiana, one in Pennsylvania and four in Alaska, which are winterized.

Two of the Company's deep-well land rigs were under contract for most of 1999 and five other rigs worked sporadically in Louisiana, Texas and Mississippi throughout the year. The Company's seven other land rigs were idle during 1999. The cost of maintaining these rigs is modest and the remaining investment in the rigs is not significant.

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

When weak market conditions characterized by declining drilling day rates prevail, the Company generally accepts lower rate contracts in an attempt to maintain its competitive position and to offset the substantial costs of maintaining and reactivating stacked rigs. When drilling markets are strong and increasing rates prevail, the Company generally pursues short rather than long-term contracts for its offshore rigs to maximize its ability to obtain rate increases and pass through any cost increases to customers.

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

The Company believes that the contract status of its onshore and offshore rigs is more informative than backlog calculations, and that backlog information is neither calculable nor meaningful given the cancellation options contained in, and the short duration of, fixed-term contracts and the indeterminable duration of well-to-well and multiple well contracts. See ITEM 2. PROPERTIES beginning on page 11 of this Form 10-K for the contract status of the Company's rigs as of March 28, 2000.

Competition

The Company competes with approximately 21 offshore drilling contractors having available to operate more than 500 mobile rigs, approximately 25 domestic drilling contractors having available about 150 deep-well land rigs, and five domestic drilling contractors having available about 19 winterized land rigs on the Alaskan North Slope. Some of the Company's competitors have greater financial and other resources and may be more able to make technological improvements to existing equipment or replace equipment that becomes obsolete.

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

The offshore markets in which the Company competes are characterized by their economic viability and political stability. At March 28, 2000, the Company had 18 jack-ups and its semi-submersible located in the Gulf of Mexico and three jack-ups offshore eastern Canada. Relocation of equipment from one geographic location to another is dependent upon changing market dynamics, with moves occurring only when the likelihood of higher returns makes such action economical. During 1999 and early 2000, the Company relocated its six rigs from the North Sea to the Gulf of Mexico (five rigs) and offshore eastern Canada (one rig) due to inadequate market conditions which the Company believes will persist at least until late in the third quarter of this year, and possibly well into 2001.

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

Regulations and Hazards

The Company's drilling operations are subject to many hazards, including blowouts and well fires, which could cause personal injury, suspend drilling operations, seriously damage or destroy the equipment involved and cause substantial damage to producing formations and the surrounding areas. Offshore drilling operations are also subject to marine hazards, either while on site or under tow, such as vessel capsizing, collision or grounding. Raising and lowering the legs of jack-up rigs into the ocean bottom and ballasting semi-submersible units require skillful handling to avoid capsizing or other serious damage. Drilling into high-pressure formations is a complex process and problems can frequently occur.

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

MANUFACTURING OPERATIONS

In 1994, LeTourneau, Inc. ("LeTourneau"), a wholly owned subsidiary of the Company, acquired the net assets of Marathon LeTourneau Company, headquartered in Longview, Texas. LeTourneau operates a mini-steel mill that recycles scrap and produces steel plate; a manufacturing facility that produces heavy equipment such as front-end loaders with a 50-ton capacity; and a marine group that has designed and built over one-third of all mobile offshore jack-up drilling rigs, including all 21 operated by the Company. In 1999, the manufacturing division generated an operating profit of $0.7 million. External manufacturing backlog for all product lines was approximately $20 million at February 29, 2000, all of which should be realized in 2000, compared with $15 million one year earlier. The Company holds a number of patents on its inventions and the "LeTourneau" name is considered to be significant to its product lines.

The mining equipment product line features front-end loaders with bucket capacities of 17, 22, 28 and 33 cubic yards and off-road trucks with capacities of 190 and 200 tons. LeTourneau's loaders and trucks are generally used in coal, gold, copper and iron ore mines and utilize LeTourneau's patented diesel electric-drive system with solid state controls. This system allows large, mobile equipment to stop, start and reverse without gear shifting and high maintenance braking. LeTourneau loaders can load LeTourneau rear-dump trucks and competitive trucks in the 85-ton to 350-ton range. LeTourneau's mining equipment and parts are distributed through a worldwide network of independent distributors and a Company-owned distribution network serving the western United States.

The timber equipment product line features diesel electric powered log stackers with either two or four wheel drive configurations and load capacities ranging from 35 to 65 tons. LeTourneau is one of two manufacturers that sell electrically powered jib cranes rated from 25,000 to 52,000 lbs. at a reach of 100 to 150 feet and with a 360-degree rotation. LeTourneau's timber equipment is marketed primarily in North America through independent dealers and one Company-owned dealer in the northwestern United States.

LeTourneau's transportation equipment line produces several different types of material handling equipment, such as 50-ton capacity, diesel electric, gantry cranes used for lifting, transporting and stacking large shipping containers and trailers at ports and rail yards. Gantry cranes can span up to seven container rows plus a truck aisle and stack 9 1/2-feet tall containers up to five high. Gantry cranes equipped with a spreader can lift containers from the top and have retractable arms for loading and unloading piggyback trailers. LeTourneau's transportation equipment is marketed primarily in North America through independent dealers and one Company-owned dealer in the northwestern United States.

LeTourneau also sells parts and components to repair and maintain mining, timber and transportation equipment. Equipment parts are marketed through two independent dealers and one Company-owned dealer in the United States with 16 parts-stocking locations, one dealer in Canada with 21 parts-stocking locations, and 31 other international dealers with 36 parts-stocking locations.

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

LeTourneau's Vicksburg, Mississippi shipyard was reactivated during 1995-1996 following the Company's announcement of the planned construction of Rowan Gorilla V and is dedicated to providing equipment, spare parts and engineering support to the offshore drilling industry. The yard currently employs about 780, most of whom have been hired since 1995. Some rig component manufacturing and marine repair services, as well as marine design engineering, continue to be performed at the Company's Longview, Texas facility.

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

On January 31, 2000, LeTourneau completed the purchase of The Ellis Williams Company, Inc. and EWCO, Inc. dba Traitex Machine Co., which collectively design and manufacture mud pumps ranging in capacity from 350 to 2,200 horsepower. The purchase price was approximately $9 million, with $6 million in cash and the balance in promissory notes due over a three-year period.

Raw Materials

The principal raw material utilized in LeTourneau's manufacturing operations is steel plate, most of which is supplied by LeTourneau's mini-steel mill. Other required materials are generally available in sufficient quantities to meet its manufacturing needs through purchases in the open market. LeTourneau does not believe that it is dependent on any single supplier.

Competition

LeTourneau's mining equipment competes worldwide with several competitors. LeTourneau's loader product line has only two direct competitors; however, the larger loader models compete with other types of loading equipment, primarily electric and hydraulic mining shovels. The LeTourneau truck competes with five truck manufacturers all of whom offer a broader range of truck sizes than LeTourneau, including trucks in the 190-ton to 240-ton class. Three competitors have models in the 260-ton to 350-ton class.

The market for LeTourneau's timber and transportation equipment is also characterized by vigorous competition. Though LeTourneau's jib crane is unique, it does encounter competition from other equipment manufacturers that offer alternative methods for meeting customer requirements. The number of major competitors by type of equipment is as follows: log stackers - four, jib cranes
- three and gantry cranes - more than ten.

LeTourneau's mini-steel mill encounters competition from a total of eight major competitors, with the breakdown by product line being as follows: plate products
- four, fabricated products - two and forging ingots - two.

The competition LeTourneau encounters in the parts business is extremely fragmented with only three other companies being considered to be direct competitors. Vendors supplying parts directly to end-users and well-fitters who obtain and copy parts for cheaper and lower quality substitutes provide more intense competition than LeTourneau's direct competitors.

To be competitive in the mining and timber equipment markets, LeTourneau offers warranties at the time of purchase and parts guarantees. The warranties extend for stipulated periods of ownership or hours of usage, whichever occurs first. Parts consumption guaranties and maintenance and repair contracts are made on the same basis. LeTourneau's parts return policy provides that returned parts must be in new, usable condition, in current production and readily resalable.

At present, LeTourneau has a limited number of competitors in the marine rig construction and support industry. However, if demand for marine rigs increases, new competitors can be expected to enter the market.

LeTourneau's two principal competitors in the mud pump business have a combined market share approaching 90%.

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

Hazardous materials are generated at LeTourneau's Longview, Texas plant in association with the steel making process. Industrial wastewater generated at the mini-steel mill facility for cooling purposes is recirculated and quality tests are conducted regularly. The facility has permits for wastewater discharges, solid waste disposal and air emissions. Waste products considered hazardous by the EPA are disposed of by shipment to an EPA or state approved waste disposal facility.

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

LeTourneau may be liable for damages resulting from pollution of air, land and inland waters associated with its manufacturing operations. LeTourneau believes that compliance with environmental protection laws and regulations will have no material effect on its capital expenditures, earnings or competitive position during 2000. Further regulations may reasonably be anticipated, but any effects thereof on the Company's manufacturing operations cannot be accurately predicted.

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

AVIATION OPERATIONS

The Company's wholly-owned subsidiary, Era Aviation, Inc. ("Era"), provides contract and charter helicopter and fixed-wing aviation services principally in Alaska, the coastal areas of Louisiana and Texas, and the western United States, with its fleet consisting on March 28, 2000 of 95 helicopters and 18 fixed-wing aircraft. In 1999, the aviation division incurred an operating loss of $3.7 million.

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

Since 1983, the Company has operated a scheduled commuter airline service in Alaska encompassing the transportation of passengers, mail and cargo. Era currently serves Valdez, Kenai, Homer, Kodiak, Iliamna and Cordova, with seasonal service to Whitehorse from its base hub in Anchorage. In addition, it services 20 remote villages from its hub in Bethel, Alaska. The Company operates under a code sharing agreement with Alaska Airlines which is the largest carrier of passengers from the contiguous United States to Alaska. The Company's commuter airline is the largest airline operation of that type within the state of Alaska and is the second largest carrier of passengers into and out of the Anchorage International Airport, including the large jet carriers.

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

Since 1987, the Company has manufactured and marketed, from its Gulf Coast Division facility at Lake Charles, Louisiana, a composite external auxiliary fuel tank for use on several helicopters, including the Bell 205, 212 and 412, the military "Huey" and the Eurocopter BK-117. The tank system provides enhanced flight range with nominal drag while increasing the passenger capacity. Sales to date have been to both civilian and military customers, including emergency float systems for US Army UH-1 Helicopters. Other aircraft accessories are also manufactured at the facility.

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

Contracts

Era's flight services generally are provided through master service agreements, term contracts or day-to-day charter arrangements. Master service agreements require incremental payments based on usage, usually have fixed terms ranging from one month to one year and generally are cancelable upon notice by either party in 30 days or less. Term contracts generally are noncancelable and require payments, depending upon their duration, as follows: up to one month - either incremental payments based on usage or incremental payments plus a base daily rental; and one month to one year - incremental payments based on usage plus a base monthly rental. Day-to-day charters have the same compensation arrangements as up to one-month term contracts. Because master service agreements and day-to-day charters are Era's most prevalent contracts, the Company believes that the contract status of its aircraft as discussed in the following paragraph is more informative than backlog information, which it believes is neither calculable nor meaningful.

Era aircraft available for operation on March 28, 2000 consisted of 95 helicopters (including 49 based in Alaska and 46 in the Gulf of Mexico area) and 18 fixed-wing aircraft (based in Alaska). The fleet contract status at that date included 48 term contracts. The remaining aircraft were either being operated under day-to-day charters or one or more of 86 master service agreements, or were available for operation under day-to-day charter or other contract arrangements.

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

EMPLOYEES

The total numbers of employees of the Company at February 17, 2000 and at December 31, 1999, 1998 and 1997 were as follows: 4,742, 4,741, 4,978 and 5,004, respectively. Some of the employees included in these numbers are not United States citizens. None of the Company's employees are covered by collective bargaining agreements with labor unions. The Company considers relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES


The Company leases as its corporate headquarters 59,600 square feet of space in an office tower located at 2800 Post Oak Boulevard in Houston, Texas.


DRILLING RIGS

The following is a summary of the principal drilling equipment owned or operated by the Company and in service at March 28, 2000. See "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 17 in the Annual Report, which pages are incorporated herein by reference.


OFFSHORE

                                        (b)
                                       Depth:                Year                            Contracting Party/
                                       Water/                 in                             (m) Type of Contract
Name/Class (a)                        Drilling              Service        Location          (n) Estimated Release Date
--------------                        --------              -------        --------          --------------------------
Cantilever Jack-up Rigs:

  Rowan Gorilla II                  328'/30,000'              1984       Eastern Canada      Mobil Oil Canadian Properties
  200-C (d)(f)(g)                                                                            (m) Term (n) May 2000

  Rowan Gorilla III                 328'/30,000'              1984       Eastern Canada      PanCanadian Petroleum Limited
  200-C (d)(f)(g)                                                                            (m)  Well-to-well (n) September 2000

  Rowan Gorilla IV                  450'/30,000'              1986       Gulf of Mexico      Not Committed
  200-C (d)(f)(g)(j)

  Rowan Gorilla V                   400'/30,000'              1998       Eastern Canada      PanCanadian Petroleum Limited
  219-C (e)(f)(h)                                                                            (m) Multiple well (n) August 2000

  Rowan-California                  300'/30,000'              1983       Gulf of Mexico      BP Amoco  Corporation
  116-C (c)(f)                                                                               (m) Term (n) July 2000

  Rowan-Halifax                     350'/30,000'              1982       Gulf of Mexico      Coastal Oil & Gas Corporation
  116-C (c)(f)(j)(k)                                                                         (m) Term (n) May 2000

  Cecil Provine                     300'/30,000'              1982       Gulf of Mexico      Coastal Oil & Gas Corporation
  116-C (c)(f)(l)                                                                            (m) Well-to-well (n) December 2000

  Arch Rowan                        350'/30,000'              1981       Gulf of Mexico      Chevron U.S.A.
  116-C (c)(f)(g)(j)                                                                         (m) Well-to-well (n) August 2000

  Gilbert Rowe                      350'/30,000'              1981       Gulf of Mexico      Murphy Exploration & Production Co.
  116-C (c)(f)(g)(j)                                                                         (m) Well-to-well (n) March 2000
                                                                                             Chevron U.S.A.
                                                                                             (m) Well-to-well (n) May 2000

ITEM 2.  PROPERTIES


OFFSHORE (Continued)

                                      (b)
                                      Depth:                  Year                                Contracting Party/
                                      Water/                  in                                 (m) Type of Contract
Name/Class (a)                       Drilling               Service        Location              (n) Estimated Release Date
--------------                       --------               -------        --------              --------------------------
Cantilever Jack-up Rigs:

  Charles Rowan                     350'/30,000'              1981       Gulf of Mexico          Union Pacific Resources Co.
  116-C (c)(f)(g)(j)                                                                             (m) Multiple well (n) July 2000

  Rowan-Paris                       350'/30,000'              1980       Gulf of Mexico          Vastar Resources, Inc.
  116-C (f)(g)(j)                                                                                (m) Multiple well (n) April 2000

  Rowan-Middletown                  350'/30,000'              1980       Gulf of Mexico          Samedan Oil Corporation
  116-C (f)(g)(j)                                                                                (m) Well-to-well (n) April 2000

  Rowan-Fort Worth                  350'/30,000'              1978       Gulf of Mexico          Coastal Oil & Gas Corporation
  116-C (f)(g)(j)                                                                                (m) Term (n) April 2000

  Rowan-Houston                     250'/20,000'              1970       Gulf of Mexico          PennzEnergy Expl. & Production
  52-C (f)                                                                                       (m) Multiple well (n) June 2000

Conventional Jack-up Rigs:

  Rowan-Juneau                      300'/30,000'              1977       Gulf of Mexico          CXY Energy Inc.
  116 (c)(f)(i)                                                                                  (m) Multiple well (n) May 2000

  Rowan-Odessa                      350'/30,000'              1977       Gulf of Mexico          Walter Oil & Gas Corporation
  116 (f)(i)(j)                                                                                  (m) Well-to-well (n) April 2000

  Rowan-Louisiana                   350'/30,000'              1975       Gulf of Mexico          LLOG Exploration Offshore Inc.
  84  (f)(i)(j)                                                                                  (m) Well-to-well (n) April 2000

  Rowan-Alaska                      350'/30,000'              1975       Gulf of Mexico          Coastal Oil & Gas Corporation
  84  (f)(i)(j)                                                                                  (m) Multiple well (n) July 2000

  Rowan-Texas                       250'/20,000'              1973       Gulf of Mexico          Union Pacific Resources Co.
  52  (f)                                                                                        (m) Multiple well (n) July 2000

  Rowan-Anchorage                   250'/20,000'              1972       Gulf of Mexico          Vastar Resources, Inc.
  52  (f)                                                                                        (m) Multiple well (n) June 2000

  Rowan-New Orleans                 250'/20,000'              1971       Gulf of Mexico          LLOG Exploration Offshore Inc.
  52  (f)                                                                                        (m) Multiple well (n) May 2000

ITEM 2.  PROPERTIES


OFFSHORE (Continued)

                                     (b)
                                    Depth:           Year                                        Contracting Party/
                                    Water/            in                                         (m) Type of Contract
Name/Class (a)                     Drilling          Service               Location              (n) Estimated Release Date
--------------                     --------          -------               --------              --------------------------
Semi-Submersible Rig:

  Rowan-Midland (f)              1,200'/25,000'       1976               Gulf of Mexico          Applied Drilling Technology, Inc.
                                                                                                 (m) Well-to-well (n) March 2000

(a)      Classes 219-C ("Super Gorilla"), 200-C ("Gorilla"), 116-C, 116, 84,
         52-C and 52 are nomenclature assigned by LeTourneau, Inc. to jack-ups of its design and construction.

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

(j)      Unit equipped or being fitted with leg extensions.

(k)      Rig sold in December 1984 and leased back through March 2008.

(l)      Rig sold in December 1985 and leased back through June 2008.

(m) Refer to "Contracts" on pages 3 and 4 of this Form 10-K for a definition of types of contracts.

(n)      Indicates estimated completion date of work to be performed.

ITEM 2.     PROPERTIES


ONSHORE (a)



                                                                               Contracting Party/
                                Maximum                                        (b) Type of Contract
Description                  Drilling Depth            Location                (c) Estimated Release Date
-----------                  --------------            --------                --------------------------
Rig   7                         20,000'                Louisiana               Samson Resources Company
                                                                               (b) Multiple well (c) April 2000

Rig   9                         25,000'                Louisiana               Anadarko Petroleum Company
                                                                               (b) Well-to-well (c) April 2000

Rig  12                         20,000'                Texas                   Not Committed

Rig  14                         30,000'                Louisiana               Not Committed

Rig  15                         30,000'                Oklahoma                Not Committed

Rig  18                         30,000'                Oklahoma                Not Committed

Rig  26                         25,000'                Louisiana               PetroQuest Energy, Inc.
                                                                               (b) Well-to-well (c) March 2000
                                                                               Denbury Management
                                                                               (b) Well-to-well (c) June 2000

Rig  30                         20,000'                Texas                   CXY Energy Inc.
                                                                               (b) Well-to-well (c) April 2000

Rig  31                         30,000'                Texas                   Chesapeake Operating, Inc.
                                                                               (b) Multiple well (c) September 2000

Rig  41                         20,000'                Pennsylvania            N. E. Hub Partners
                                                                               (b) Well-to-well (c) July 2000

Four rigs                       25,000'                Alaska                  Not Committed



(a) Onshore rigs were constructed at various dates between 1960 and 1982, utilizing, in some instances, new as well as used equipment. Most of the rigs have been substantially rebuilt subsequent to their respective dates of construction.

(b) Refer to "Contracts" on pages 3 and 4 of this Form 10-K for a definition of types of contracts.

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

The marine group's facility is located in Vicksburg, Mississippi on 1,850 acres of land and has approximately 560,000 square feet of covered work area. The marine group's service and repair operation is carried out primarily at the Company's Sabine Pass, Texas facility.

LeTourneau's mud pumps are currently machined, fabricated and assembled at separate leased facilities in Houston, Texas, with consolidation into a Company-owned facility planned for the third quarter of 2000.

The Company-owned distributor of forest products in the northwestern United States is located on a six-acre site in Troutdale, Oregon with approximately 22,000 square feet of building space.

The Company-owned distributor of LeTourneau's mining equipment products in the western United States is located in a 20,000 square foot leased facility in Tucson, Arizona.

AIRCRAFT

At March 28, 2000, the Company's aviation division owned a fleet of 95 helicopters and 18 fixed-wing aircraft, consisting of the following:

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

           o        16 Bell 212s (14 passengers)

           o        14 Bell 412s (14 passengers)

           o         2 Sikorsky S-76A+s (13 passengers)

           o        27 Eurocopter BO-105CBSs (5 passengers)

     o     31 single-engine turbine aircraft, including:

           o         5 Bell 206LRs (6 passengers)

           o        26 Eurocopter AS350B-2 AStars (6 passengers)

     o     18 fixed-wing aircraft, including:

           o         5 Convair 580s (50 passengers)

           o         9 DeHavilland Twin Otters (9-19 passengers)

           o         2 DeHavilland Dash 8s (37 passengers)

           o         2 Douglas DC-3s (28 passengers)

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

Era's principal base for its Gulf of Mexico operations is located on leased property at Lake Charles Regional Airport. The facility has 63,000 square feet of space, including helicopter hangars, a repair facility and an operations and administrative building. The Company also operates a helicopter base (20,700 square feet of hangar, repair and office facilities) located on leased property at the Terrebonne Airport in Houma, Louisiana, a helicopter base (5,700 square feet of hangar, repair and office facilities) located on leased property in New Iberia, Louisiana and a helicopter base (12,500 square feet of hangar, repair and office facilities) located on leased property in Fourchon, Louisiana.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved from time to time in litigation arising in the normal course of the Company's business and other matters, not all of the potential liabilities from which are covered by the terms of the Company's insurance policies. While the Company is unable to predict the ultimate liabilities which may result from such litigation, the Company believes that no such litigation in which the Company was involved as of March 28, 2000 will have a material adverse effect on its financial position or results of operations.

The Company continues to pursue all legal remedies in connection with the wrongful termination of its one-year North Sea drilling contract for Gorilla V. In January 1999, the Company received notification from Amoco (UK) Exploration Company (BP Amoco) that the $67 million contract was being terminated for an alleged performance breach relating to certain equipment problems. The Company believes it did not breach the contract and will continue to vigorously pursue enforcement of its rights under the contract. A trial on the merits is scheduled to be heard in London starting on January 22, 2001. A trial on the tort issues will be held in state court in Harris County, Texas, starting on December 11, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's common stockholders during the fourth quarter of the fiscal year ended December 31, 1999.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

The names, positions, years of credited service and ages of the officers of the Company as of March 28, 2000 are listed below. Officers are normally appointed annually by the Board of Directors at the bylaws-prescribed meeting held in the spring and serve at the discretion of the Board of Directors. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.


                                                                                  Years of
                                                                                  Credited
                Name                                Position                       Service       Age
                ----                                --------                       -------       ---
         EXECUTIVE OFFICERS:

         C. R. Palmer                       Chairman of the Board, President          40         65
                                               and Chief Executive Officer

         R. G. Croyle                       Executive Vice President and Director     26         57

         D. F. McNease                      Executive Vice President, President of    25         48
                                               Drilling subsidiaries and Director

         E. E. Thiele                       Senior Vice President, Finance,           30         60
                                               Administration and Treasurer

         Paul L. Kelly                      Senior Vice President, Special Projects   17         60

         D. C. Eckermann(1)                 Vice President, Manufacturing             13         52

         C. W. Johnson(2)                   Vice President, Aviation                  22         56

         John L. Buvens                     Vice President, Legal                     19         44

         Mark A. Keller                     Vice President, Marketing -                7         47
                                               North American Drilling

         Bill S. Person                     Vice President, Industrial Relations      32         52

         William C. Provine                 Vice President, Investor Relations        13         53

         OTHER OFFICERS:

         William H. Wells                   Controller                                 6         37

         Mark H. Hay                        Secretary and Assistant Treasurer         20         55

         P. G. Wheeler                      Assistant Treasurer and                   25         52
                                               Corporate Tax Director

         Lynda A. Aycock                    Assistant Treasurer and                   28         53
                                               Assistant Secretary



(1) Also serves as President and Chief Executive Officer of LeTourneau, Inc., a subsidiary of the Company.

(2) Also serves as President and Chief Operating Officer of Era Aviation, Inc., a subsidiary of the Company.


Each of the officers listed above continuously served in the position shown above for more than the past five years except as noted in the following paragraphs.

Mr. Croyle was first elected to the Board of Directors in April 1998.

Since April 1999, Mr. McNease's principal occupation has been in the position set forth. For more than five years prior to that time, Mr. McNease served as Senior Vice President, Drilling. Mr. McNease was first elected to the Board of Directors in April 1998.

Since April 1996, Mr. Kelly's principal occupation has been in the position set forth. For more than five years prior to that time, Mr. Kelly served as Vice President, Special Projects.

Since April 1999, Mr. Eckermann's principal occupation has been in the position set forth. From September 1996 to April 1999, Mr. Eckermann served as President and Chief Executive Officer of LeTourneau, Inc., a subsidiary of the Company. From February 1994 to September 1996, Mr. Eckermann served as President of LeTourneau Marine Group and Vice President, Operations of LeTourneau, Inc.

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required hereunder regarding the Common Stock price range and cash dividend information for 1999 and 1998 and the number of holders of Common Stock is set forth on page 30 of the Company's Annual Report under the title "Common Stock Price Range, Cash Dividends and Stock Splits (Unaudited)", and is incorporated herein by reference, except for the final two paragraphs under such title. Also incorporated herein by reference to the Annual Report is the ninth full paragraph appearing on page 16 within "Management's Discussion and Analysis of Financial Condition and Results of Operations", which provides information pertinent to the Company's ability to pay cash dividends subject to certain restrictions. The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Exchange - Stock & Options.

ITEM 6.  SELECTED FINANCIAL DATA

The information required hereunder is set forth on pages 10 and 11 of the Company's Annual Report under the title "Ten-Year Financial Review" and is incorporated herein by reference, except for the information for the years 1994, 1993, 1992, 1991 and 1990.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company believes that its exposure to risk of earnings loss due to changes in market interest rates is not significant. The Company did not enter into derivative financial instruments in 1997, 1998 or 1999.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in the table spanning pages 2 and 3, in footnotes (1) and (2) on page 3 and in the paragraph under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. There are no family relationships among the directors or nominees for directors and the executive officers of the Company, nor any arrangements or understandings between any director or nominee for director and any other person pursuant to which such director or nominee for director was selected. Except as otherwise indicated, each director or nominee for director of the Company has been employed or engaged for the past five years in the principal occupation set forth opposite his name in the information incorporated by reference. See ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT on page 17 of this Form 10-K for information relating to executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

The standard arrangement for compensating directors described under the title, "Director Compensation" on page 4 of the Proxy Statement and the information appearing under the titles "Summary Compensation Table", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Debentures Offered in Last Fiscal Year" and "Pension Plans" on pages 10 through 12 of the Proxy Statement are incorporated herein by reference. In accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Proxy Statement under the titles "Board Compensation Committee Report on Executive Compensation" and "Stock Performance Graphs" shall not be deemed to be filed as part of this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding security ownership of management of the Company set forth under the heading "Director and Officer Stock Ownership" appearing on page 6 and the information appearing under the title "Principal Stockholders" appearing on page 15 of the Proxy Statement is incorporated herein by reference.

The business address of all directors is the principal executive offices of the Company as set forth on the facing page of this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain business relationships and transactions between the Company and certain of the directors of the Company under the heading "Compensation Committee Interlocks and Insider Participation; Certain Transactions" appearing on page 14 of the Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

The following financial statements and independent auditors' report, included in the Annual Report, are incorporated herein by reference:

                                                                           Page of 1999
                                                                           Annual Report
                                                                           -------------
               Consolidated Balance Sheet, December 31, 1999 and 1998 ........  18
               Consolidated Statement of Operations for the Years
                    Ended December 31, 1999, 1998 and 1997 .................... 19
               Consolidated Statement of Changes in Stockholders'
                    Equity for the Years Ended December 31, 1999,
                    1998 and 1997 ............................................. 20
               Consolidated Statement of Cash Flows for the Years
                    Ended December 31, 1999, 1998 and 1997 .................... 21
               Notes to Consolidated Financial Statements ....................  22
               Independent Auditors' Report ..................................  30
               Selected Quarterly Financial Data (Unaudited) for the
                    Quarters Ended March 31, June 30, September 30
                    and December 31, 1999 and 1998 ............................ 30

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

         4a Certificate of Designation of the Company's Series III Preferred Stock dated November 30, 1994, incorporated by reference to
               Exhibit 4d to the Company's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

         4b Certificate of Designation of the Company's Series A Junior Preferred Stock dated March 2, 1992, incorporated by reference to
               Exhibit 4d to the Company's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-5491).

         4c Certificate of Designation of (and Certificate of Correction related thereto) the Company's Series A Preferred Stock dated August 5, 1998 and January 28, 1999, respectively, incorporated by reference to Exhibit 4c to the Company's Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

         4d Certificate of Designation of the Company's Series B Preferred Stock dated June 24, 1999.

         4e Certificate of Elimination related to the Company's $2.125 Convertible Exchangeable Preferred Stock, Series I Preferred Stock and Series II Preferred Stock, incorporated by reference to
               Exhibit 4d to the Company's Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

         4f Rights Agreement as amended between the Company and Citibank, N.A. as Rights Agent, incorporated by reference to Exhibit 4d to the Company's Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).

         4g    Specimen Common Stock certificate, incorporated by reference to
               Exhibit 4h to the Company's Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

         4h Form of Promissory Note dated November 30, 1994 between the purchasers of Series III Floating Rate Subordinated Convertible Debentures due 2004 and the Company, incorporated by reference to
               Exhibit 4j to the Company's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

         4i Form of Promissory Note date April 24, 1998 between the purchasers of Series A Floating Rate Subordinated Convertible Debentures due 2008 and the Company, incorporated by reference to
               Exhibit 4j to the Company's Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

         4j Form of Promissory Note date April 22, 1999 between the purchasers of Series B Floating Rate Subordinated Convertible Debentures due 2009 and the Company.

         10a 1980 Nonqualified Stock Option Plan of the Company, incorporated by reference to Exhibit 5.10 to the Company's Registration Statement on Form S-7 (Registration No. 2-68622).

         10b Restated 1988 Nonqualified Stock Option Plan of the Company, incorporated by reference to Exhibit 10a of the Company's Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

         10c 1998 Nonemployee Director Stock Option Plan of the Company, incorporated by reference to Exhibit 10b of the Company's Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

         10d 1986 Convertible Debenture Incentive Plan of the Company, as amended, incorporated by reference to Exhibit 10h to the Company's Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

         10e 1998 Convertible Debenture Incentive Plan of the Company, incorporated by reference to Exhibit 10c to the Company's Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

         10f Pension Restoration Plan of the Company, incorporated by reference to Exhibit 10h to the Company's Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).

         10g Pension Restoration Plan of LeTourneau, Inc., incorporated by reference to Exhibit 10j to the Company's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

         10h Participation Agreement dated December 1, 1984 between the Company and Textron Financial Corporation et al. and Bareboat Charter dated December 1, 1984 between the Company and Textron Financial Corporation et al., incorporated by reference to
               Exhibit 10c to the Company's Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).

         10i Participation Agreement dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al. and Bareboat Charter dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al., incorporated by reference to
               Exhibit 10d to the Company's Form 10-K for the fiscal year ended December 31, 1985 (File No.1-5491).

         10j Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1984 between the Company and Textron Financial Corporation et al.

         10k Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al.

         10l Consulting Agreement as amended as of January 1, 1998 between the Company and C. W. Yeargain, incorporated by reference to
               Exhibit 10k to the Company's Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

         10m Consulting Agreement dated January 1, 1990 and Amendment No. 1 thereto dated August 30, 1994, but effective January 1, 1994, between Rowan Energy Investments Inc., wholly owned subsidiary of the Company, and Hans M. Brinkhorst, incorporated by reference to
               Exhibit 10l to the Company's Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

         10n Commitment to Guarantee Obligations dated December 17, 1996 and First Preferred Ship Mortgage between the Company and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10t to the Company's Form 10-K for fiscal year ended December 31, 1996 (File No. 1-5491).

         10o Amendment No. 1 dated June 30, 1997 to Commitment to Guarantee Obligations between the Company and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10p to the Company's 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).

         10p Amendment No. 2 dated July 1, 1998 to Commitment to Guarantee Obligations between the Company and the Maritime
               Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10o to the Company's Form 10-K for the fiscal year ended December 31, 1998
               (File No. 1-5491).

         10q Credit Agreement and Trust Indenture both dated December 17, 1996 between the Company and Citibank, N.A., incorporated by reference to Exhibit 10u to the Company's Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

         10r Amendment No. 1 to the Credit Agreement and Supplement No. 1 to Trust Indenture both dated July 1, 1997 between the Company and Citibank, N.A., incorporated by reference to Exhibit 10r to the Company's Form 10-K for the fiscal year ended
               December 31, 1997 (File No. 1-5491).

         10s Supplement No. 2 to Trust Indenture dated July 1, 1998 between the Company and Citibank, N.A., incorporated by reference to
               Exhibit 10r to the Company's Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

         10t Commitment to Guarantee Obligations dated September 29, 1998 and First Preferred Ship Mortgage between the Company and the Maritime Administration of the U.S. Department of
               Transportation, incorporated by reference to Exhibit 10a to the Company's Form 10-Q for fiscal quarter ended September 30, 1998 (File No. 1-5491).

         10u Credit Agreement and Trust Indenture both dated September 30, 1998 between the Company and Citibank, N.A., incorporated by reference to Exhibit 10b to the Company's Form 10-Q for the fiscal quarter ended September 30, 1998 (File No. 1-5491).

         10v Commitment to Guarantee Obligations dated October 29, 1999 and First Preferred Ship Mortgage between the Company and the Maritime Administration of the U.S. Department of Transportation.

         10w Credit Agreement and Trust Indenture both dated October 29, 1999 between the Company and Citibank, N.A.

         11 Computation of Basic and Diluted Earnings (Loss) Per Share for the years ended December 31, 1999, 1998 and 1997 appearing on page 26 in this Form 10-K.

         13* Annual Report to Stockholders for fiscal year ended December 31, 1999.

         21    Subsidiaries of the Registrant as of March 24, 2000.

         23    Independent Auditors' Consent.

         24 Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 1999.

         27    Financial Data Schedule for the year ended December 31, 1999.

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

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of fiscal year 1999.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 2-67866 (filed May 22, 1980), 2-58700, as amended by Post-Effective Amendment No. 4 (filed June 11, 1980), 33-33755, as amended by Amendment No. 1 (filed March 29, 1990), 33-61444 (filed April 23, 1993), 33-51103 (filed November 18, 1993), 33-51105 (filed November 18,
     1993), 33-51109 (filed November 18, 1993), 333-25041 (filed April 11,
     1997), 333-25125 (filed April 14, 1997), 333-84369 (filed August 3, 1999)
     and 333-84405 (filed August 3, 1999):

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


                                             Date: March 28, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

       Signature                                         Title                            Date
       ---------                                         -----                            ----
        C. R. PALMER                               Chairman of the Board,             March 28, 2000
        -------------------------                  President and Chief
        (C.R. Palmer)                              Executive Officer


        E. E. THIELE                               Principal Financial Officer        March 28, 2000
        -------------------------
        (E. E. Thiele)

        WILLIAM H. WELLS                           Principal Accounting Officer       March 28, 2000
        -------------------------
        (William H. Wells)

        *RALPH E. BAILEY                           Director                           March 28, 2000
        -------------------------
        (Ralph E. Bailey)

        *HENRY O. BOSWELL                          Director                           March 28, 2000
        -------------------------
        (Henry O. Boswell)

        *HANS M. BRINKHORST                        Director                           March 28, 2000
        -------------------------
        (Hans M. Brinkhorst)

        *R. G. CROYLE                              Director                           March 28, 2000
        -------------------------
        (R. G. Croyle)

        *H. E. LENTZ                               Director                           March 28, 2000
        -------------------------
        (H. E. Lentz)

        *D. F. MCNEASE                             Director                           March 28, 2000
        -------------------------
        (D. F. McNease)

        *LORD MOYNIHAN                             Director                           March 28, 2000
        -------------------------
        (Lord Moynihan)

        *WILFRED P. SCHMOE                         Director                           March 28, 2000
        -------------------------
        (Wilfred P. Schmoe)

        *CHARLES P. SIESS, JR.                     Director                           March 28, 2000
        -------------------------
        (Charles P. Siess, Jr.)

        *C. W. YEARGAIN                            Director                           March 28, 2000
        -------------------------
        (C. W. Yeargain)

        *BY C. R. PALMER
        --------------------------------
        (C. R. Palmer, Attorney-in-fact)

                                 EXHIBIT INDEX

Footnote     Exhibit
Reference    Number                          Exhibit Description
---------    -------      -----------------------------------------------------------------
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

   (1)        4a          Certificate of Designation of the Company's Series III Preferred
                          Stock dated November 30, 1994, incorporated by reference to
                          Exhibit 4d to the Company's Form 10-K for the fiscal year ended
                          December 31, 1994 (File No. 1-5491).

   (1)        4b          Certificate of Designation of the Company's Series A Junior
                          Preferred Stock dated March 2, 1992, incorporated by reference to
                          Exhibit 4d to the Company's Form 10-K for the fiscal year ended
                          December 31, 1991 (File No. 1-5491).

   (1)        4c          Certificate of Designation of (and Certificate of Correction
                          related thereto) the Company's Series A Preferred Stock dated
                          August 5, 1998 and January 28, 1999, respectively, incorporated by reference to Exhibit 4c to the Company's Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

   (2)        4d          Certificate of Designation of the Company's Series B Preferred
                          Stock dated June 24, 1999.

   (1)        4e          Certificate of Elimination related to the Company's $2.125
                          Convertible Exchangeable Preferred Stock, Series I Preferred
                          Stock and Series II Preferred Stock, incorporated by reference to
                          Exhibit 4d to the Company's Form 10-K for the fiscal year ended
                          December 31, 1998 (File No. 1-5491).

   (1)        4f          Rights Agreement as amended between the Company and Citibank,
                          N.A. as Rights Agent, incorporated by reference to Exhibit 4d to the Company's Form 10-K for the fiscal year ended December 31,
                          1997 (File No. 1-5491).

   (1)        4g          Specimen Common Stock certificate, incorporated by reference to
                          Exhibit 4h to the Company's Form 10-K for the fiscal year ended
                          December 31, 1996 (File No. 1-5491).

   (1)        4h          Form of Promissory Note dated November 30, 1994 between the purchasers of Series III Floating Rate Subordinated Convertible
                          Debentures due 2004 and the Company, incorporated by reference to
                          Exhibit 4j to the Company's Form 10-K for the fiscal year ended
                          December 31, 1994 (File No. 1-5491).

Footnote     Exhibit
Reference    Number                          Exhibit Description
---------    -------      -----------------------------------------------------------------
   (1)        4i          Form of Promissory Note date April 24, 1998 between the
                          purchasers of Series A Floating Rate Subordinated Convertible
                          Debentures due 2008 and the Company, incorporated by reference to
                          Exhibit 4j to the Company's Form 10-K for the fiscal year ended
                          December 31, 1998 (File No. 1-5491).

   (2)        4j          Form of Promissory Note date April 22, 1999 between the
                          purchasers of Series B Floating Rate Subordinated Convertible
                          Debentures due 2009 and the Company.

   (1)        10a         1980 Nonqualified Stock Option Plan of the Company,
                          incorporated by reference to Exhibit 5.10 to the Company's
                          Registration Statement on Form S-7 (Registration No. 2-68622).

   (1)        10b         Restated 1988 Nonqualified Stock Option Plan of the Company,
                          incorporated by reference to Exhibit 10a of the Company's Form
                          10-Q for the fiscal quarter ended March 31, 1998 (File No.
                          1-5491).

   (1)        10c         1998 Nonemployee Director Stock Option Plan of the Company,
                          incorporated by reference to Exhibit 10b of the Company's Form
                          10-Q for the fiscal quarter ended March 31, 1998 (File No.
                          1-5491).

   (1)        10d         1986 Convertible Debenture Incentive Plan of the Company, as
                          amended, incorporated by reference to Exhibit 10h to the
                          Company's Form 10-K for the fiscal year ended December 31, 1996
                          (File No. 1-5491).

   (1)        10e         1998 Convertible Debenture Incentive Plan of the Company,
                          incorporated by reference to Exhibit 10c to the Company's Form
                          10-Q for the fiscal quarter ended March 31, 1998 (File No.
                          1-5491).

   (1)        10f         Pension Restoration Plan of the Company, incorporated by
                          reference to Exhibit 10h to the Company's Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).

   (1)        10g         Pension Restoration Plan of LeTourneau, Inc., incorporated by reference to Exhibit 10j to the Company's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

   (1)        10h         Participation Agreement dated December 1, 1984 between the
                          Company and Textron Financial Corporation et al. and Bareboat
                          Charter dated December 1, 1984 between the Company and Textron
                          Financial Corporation et al., incorporated by reference to
                          Exhibit 10c to the Company's Form 10-K for the fiscal year ended
                          December 31, 1985 (File No. 1-5491).

Footnote     Exhibit
Reference    Number                          Exhibit Description
---------    -------      -----------------------------------------------------------------
   (1)        10i         Participation Agreement dated December 1, 1985 between the
                          Company and Eaton Leasing Corporation et. al. and Bareboat
                          Charter dated December 1, 1985 between the Company and Eaton
                          Leasing Corporation et. al., incorporated by reference to
                          Exhibit 10d to the Company's Form 10-K for the fiscal year ended December 31, 1985 (File No.1-5491).

   (2)        10j         Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1984 between the Company and Textron Financial
                          Corporation et al.

   (2)        10k         Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1985 between the Company and Eaton Leasing
                          Corporation et. al.

   (1)        10l         Consulting Agreement as amended as of January 1, 1998 between the Company and C. W. Yeargain, incorporated by reference to
                          Exhibit 10k to the Company's Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

   (1)        10m         Consulting Agreement dated January 1, 1990 and Amendment No. 1 thereto dated August 30, 1994, but effective January 1, 1994, between Rowan Energy Investments Inc., wholly owned subsidiary of the Company, and Hans M. Brinkhorst, incorporated by reference to
                          Exhibit 10l to the Company's Form 10-K for the fiscal year ended
                          December 31, 1998 (File No. 1-5491).

   (1)        10n         Commitment to Guarantee Obligations dated December 17, 1996 and
                          First Preferred Ship Mortgage between the Company and the
                          Maritime Administration of the U.S. Department of Transportation,
                          incorporated by reference to Exhibit 10t to the Company's Form
                          10-K for fiscal year ended December 31, 1996 (File No. 1-5491).

   (1)        10o         Amendment No. 1 dated June 30, 1997 to Commitment to Guarantee
                          Obligations between the Company and the Maritime
                          Administration of the U.S. Department of Transportation,
                          incorporated by reference to Exhibit 10p to the Company's 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).

   (1)        10p         Amendment No. 2 dated July 1, 1998 to Commitment to Guarantee
                          Obligations between the Company and the Maritime
                          Administration of the U.S. Department of Transportation,
                          incorporated by reference to Exhibit 10o to the Company's Form
                          10-K for the fiscal year ended December 31, 1998
                          (File No. 1-5491).


Footnote     Exhibit
Reference    Number                          Exhibit Description
---------    -------      -----------------------------------------------------------------
   (1)        10q         Credit Agreement and Trust Indenture both dated December 17, 1996 between the Company and Citibank, N.A., incorporated by reference to Exhibit 10u to the Company's Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

   (1)        10r         Amendment No. 1 to the Credit Agreement and Supplement  No. 1 to
                          Trust Indenture both dated July 1, 1997 between the Company and Citibank, N.A., incorporated by reference to Exhibit 10r to the Company's Form 10-K for the fiscal year ended
                          December 31, 1997 (File No. 1-5491).

   (1)        10s         Supplement No. 2 to Trust Indenture dated July 1, 1998 between the Company and Citibank, N.A., incorporated by reference to
                          Exhibit 10r to the Company's Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

   (1)        10t         Commitment to Guarantee Obligations dated September 29, 1998 and
                          First Preferred Ship Mortgage between the Company and the
                          Maritime Administration of the U.S. Department of
                          Transportation, incorporated by reference to Exhibit 10a to the Company's Form 10-Q for fiscal quarter ended September 30,
                          1998 (File No. 1-5491).

   (1)        10u         Credit Agreement and Trust Indenture both dated September 30,
                          1998 between the Company and Citibank, N.A., incorporated by reference to Exhibit 10b to the Company's Form 10-Q for the fiscal quarter ended September 30, 1998 (File No. 1-5491).

   (2)        10v         Commitment to Guarantee Obligations dated October 29, 1999 and
                          First Preferred Ship Mortgage between the Company and the
                          Maritime Administration of the U.S. Department of Transportation.

   (2)        10w         Credit Agreement and Trust Indenture both dated October 29, 1999 between the Company and Citibank, N.A.

   (3)        11          Computation of Basic and Diluted Earnings (Loss) Per Share for
                          the years ended December 31, 1999, 1998 and 1997 appearing on page 26 in this Form 10-K.

   (4)        13          Annual Report to Stockholders for fiscal year ended
                          December 31, 1999.

   (2)        21          Subsidiaries of the Registrant as of March 24, 2000.

   (2)        23          Independent Auditors' Consent.

   (2)        24          Powers of Attorney pursuant to which names were affixed to this
                          Form 10-K for the fiscal year ended December 31, 1999.

   (2)        27          Financial Data Schedule for the year ended December 31, 1999.


---------------

(1) Incorporated herein by reference to another filing of the Company with the Securities and Exchange Commission as indicated.

(2)  Included herein.

(3)  Included in Form 10-K on page 26.

(4) Included herein. See ITEM 1, ITEMS 5-8 and Subpart (a)1. of ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K on page 20 on Form 10-K for specific portions incorporated herein by reference.