Form 10-Q
period 2000-03-31
ROWAN COMPANIES INC
filed 2000-05-12
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM_____TO_____



                              ROWAN COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                          1-5491              75-0759420
(State or other jurisdiction of          Commission File      (I.R.S. Employer
 incorporation or organization)              Number          Identification No.)


2800 Post Oak Boulevard, Suite 5450 Houston, Texas               77056-6196
--------------------------------------------------               ----------
           (Address of principal executive offices)              (Zip Code)


                                 (713) 621-7800
          -------------------------------------------------------------
               Registrant's telephone number, including area code


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

The number of shares of common stock, $.125 par value, outstanding at April 30, 2000 was 93,854,179.

                              ROWAN COMPANIES, INC.

                                      INDEX

                                                                                            Page No.
                                                                                            --------
         PART I.           Financial Information:


         Item 1.           Financial Statements:

                                    Consolidated Balance Sheet --
                                    March 31, 2000 and December 31, 1999........................2

                                    Consolidated Statement of Operations --
                                    Three Months Ended March 31, 2000
                                    and 1999....................................................4

                                    Consolidated Statement of Cash Flows --
                                    Three Months Ended March 31, 2000
                                    and 1999....................................................5

                                    Notes to Consolidated Financial Statements..................6

         Item 2.                    Management's Discussion and Analysis
                                    of Financial Condition and Results
                                    of Operations...............................................8

         Item 3.                    Quantitative and Qualitative Disclosures
                                    About Market Risk..........................................11



         PART II.          Other Information:


         Item 4.                    Submission of Matters to a Vote
                                    of Security Holders........................................12

         Item 6.                    Exhibits and Reports on Form 8-K...........................12

                          PART I. FINANCIAL INFORMATION


Item 1. Financial statements


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       March 31,    December 31,
                                                         2000           1999
                                                     ------------   ------------
                        ASSETS                               (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ......................   $    197,487   $     87,055
  Receivables - trade and other ..................         87,387         93,083
  Inventories - at cost:
    Raw materials and supplies ...................         82,937         87,568
    Work-in-progress .............................         22,835         30,748
    Finished goods ...............................          3,626          2,140
  Prepaid expenses ...............................          5,270          5,877
  Deferred tax assets - net ......................         17,417         18,604
                                                     ------------   ------------
             Total current assets ................        416,959        325,075
                                                     ------------   ------------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment .............................      1,298,206      1,268,704
  Aircraft and related equipment .................        223,764        221,776
  Manufacturing plant and equipment ..............         89,522         83,835
  Construction in progress .......................        297,016        248,567
  Other property and equipment ...................        116,143        113,008
                                                     ------------   ------------
             Total ...............................      2,024,651      1,935,890
  Less accumulated depreciation and amortization .        938,686        910,151
                                                     ------------   ------------
             Property,  plant  and equipment - net      1,085,965      1,025,739
                                                     ------------   ------------

OTHER ASSETS AND DEFERRED CHARGES ................         13,473          5,253
                                                     ------------   ------------

             TOTAL ...............................   $  1,516,397   $  1,356,067
                                                     ============   ============


See Notes to Consolidated Financial Statements.

                                                                                 March 31,     December 31,
                                                                                   2000           1999
                                                                               ------------   ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY                             (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 6).............................   $     27,638   $    129,123
  Accounts payable - trade .................................................         20,260         22,742
  Other current liabilities ................................................         41,354         50,418
                                                                               ------------   ------------
       Total current liabilities ...........................................         89,252        202,283
                                                                               ------------   ------------

LONG-TERM DEBT - less current maturities ...................................        315,105        296,677
                                                                               ------------   ------------

OTHER LIABILITIES ..........................................................         52,067         55,270
                                                                               ------------   ------------

DEFERRED INCOME TAXES - net ................................................         80,540         78,113
                                                                               ------------   ------------

STOCKHOLDERS' EQUITY (Note 6):
  Preferred stock, $1.00 par value:
    Authorized 5,000,000 shares issuable in series:
      Series III Preferred Stock, authorized 10,300 shares, none outstanding
      Series A Preferred Stock, authorized 4,800 shares, none outstanding
      Series B Preferred Stock, authorized 4,800 shares, none outstanding
      Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
  Common stock, $.125 par value:
    Authorized 150,000,000 shares; issued 93,753,571 shares at
    March 31, 2000 and 89,061,665 shares at December 31, 1999 ..............         11,719         11,133
  Additional paid-in capital ...............................................        614,065        426,380
  Retained earnings ........................................................        353,649        347,545
  Less cost of 5,759,319 treasury shares at December 31, 1999 ..............             --         61,334
                                                                               ------------   ------------
       Total stockholders' equity ..........................................        979,433        723,724
                                                                               ------------   ------------
       TOTAL ...............................................................   $  1,516,397   $  1,356,067
                                                                               ============   ============


See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       For The Three Months
                                                          Ended March 31,
                                                      ----------------------
                                                         2000         1999
                                                      ---------    ---------
                                                           (Unaudited)
REVENUES:
   Drilling services ..............................   $  81,924    $  60,953
   Manufacturing sales and services ...............      23,929       20,020
   Aviation services ..............................      21,877       19,080
                                                      ---------    ---------
         Total ....................................     127,730      100,053
                                                      ---------    ---------

COSTS AND EXPENSES:
   Drilling services ..............................      55,765       53,811
   Manufacturing sales and services ...............      20,570       20,170
   Aviation services ..............................      23,576       21,619
   Depreciation and amortization ..................      12,766       13,115
   General and administrative .....................       4,848        4,844
                                                      ---------    ---------
         Total ....................................     117,525      113,559
                                                      ---------    ---------

INCOME (LOSS) FROM OPERATIONS .....................      10,205      (13,506)
                                                      ---------    ---------

OTHER INCOME (EXPENSE):
   Interest expense ...............................      (6,520)      (4,992)
   Less interest capitalized ......................       4,178        2,073
   Interest income ................................       1,811        1,550
   Other - net ....................................          66          174
                                                      ---------    ---------
         Other income (expense) - net .............        (465)      (1,195)
                                                      ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES .................       9,740      (14,701)
   Provision (credit) for income taxes ............       3,636       (4,699)
                                                      ---------    ---------
NET INCOME (LOSS) .................................   $   6,104    $ (10,002)
                                                      =========    =========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK (Note 5):
   Basic ..........................................   $     .07    $    (.12)
                                                      =========    =========
   Diluted ........................................   $     .07    $    (.12)
                                                      =========    =========


See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       For The Three Months
                                                                                          Ended March 31,
                                                                                      ----------------------
                                                                                         2000         1999
                                                                                      ---------    ---------
                                                                                         (Unaudited)
CASH PROVIDED BY (USED IN):
  Operations:
     Net income (loss) ............................................................   $   6,104    $ (10,002)
     Adjustments to reconcile net income (loss) to net cash provided by operations:
        Depreciation and amortization .............................................      12,766       13,115
        Gain on disposals of property, plant and equipment ........................        (613)        (698)
        Compensation expense ......................................................       1,507        1,181
        Change in sale/leaseback payable ..........................................         188       (1,936)
        Amortization of sale/leaseback gain .......................................        (797)        (789)
        Provision for pension and postretirement benefits .........................       2,251        2,858
        Deferred income taxes .....................................................       3,199       (4,937)
        Other - net ...............................................................         120           36
     Changes in current assets and liabilities:
        Receivables- trade and other ..............................................       6,745        8,864
        Inventories ...............................................................      12,784        6,465
        Other current assets ......................................................         751        2,240
        Current liabilities .......................................................     (17,052)      (5,683)
     Net changes in other noncurrent assets and liabilities .......................        (127)        (255)
                                                                                      ---------    ---------
  Net cash provided by operations .................................................      27,826       10,459
                                                                                      ---------    ---------
  Investing activities:
     Property, plant and equipment additions ......................................     (72,706)     (66,821)
     Purchase of pump companies, net of cash acquired .............................      (7,245)
     Proceeds from disposals of property,  plant and equipment ....................         840        1,937
                                                                                      ---------    ---------
  Net cash used in investing activities ...........................................     (79,111)     (64,884)
                                                                                      ---------    ---------

  Financing activities:
     Proceeds from  borrowings ....................................................      30,321       20,822
     Proceeds from common stock offering, net of issue costs ......................     246,760
     Repayments of borrowings .....................................................    (116,378)      (6,378)
     Payments to acquire treasury stock ...........................................                   (2,258)
     Other - net ..................................................................       1,014           57
                                                                                      ---------    ---------
  Net cash provided by financing activities .......................................     161,717       12,243
                                                                                      ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................................     110,432      (42,182)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................................      87,055      148,834
                                                                                      ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................................   $ 197,487    $ 106,652
                                                                                      =========    =========


See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements of the Company included herein have been prepared without audit pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. Certain information and notes have been condensed or omitted pursuant to such rules and regulations and the Company believes that the disclosures included herein are adequate. It is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes included in the Company's 1999 Annual Report to Stockholders (the "Annual Report") incorporated by reference in the Form 10-K for the year ended December 31, 1999.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2000 and December 31, 1999, and the results of its operations for the three months ended March 31, 2000 and 1999 and its cash flows for the three months ended March 31, 2000 and 1999.

3. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

4. The Company has three principal operating segments: contract drilling of oil and gas wells, both onshore and offshore ("Drilling"), helicopter and fixed-wing aircraft services ("Aviation") and the manufacture and sale of heavy equipment for the mining, timber and transportation industries, alloy steel and steel plate and marine drilling equipment ("Manufacturing"). The following table presents certain financial information of the Company as of March 31, 2000 and 1999 and for the three month periods then ended by operating segment (amounts are in thousands).

                    2000                Drilling      Manufacturing     Aviation       Consolidated
         --------------------------   -------------   -------------   -------------    -------------
         Total Assets                 $   1,200,781   $     183,697   $     131,919    $   1,516,397
         Revenues                            81,924          23,929          21,877          127,730
         Operating Profit (Loss)(1)          18,459           1,661          (5,067)          15,053

                    1999                Drilling       Manufacturing      Aviation       Consolidated
         --------------------------   -------------    -------------    -------------    -------------
         Total Assets                 $     946,918    $     168,073    $     132,551    $   1,247,542
         Revenues                            60,953           20,020           19,080          100,053
         Operating Profit (Loss)(1)          (1,211)          (1,705)          (5,746)          (8,662)

         (1) Income (loss) from operations before deducting general and administrative expenses.

         Excluded from the preceding table are the effects of transactions between segments. During the three months ended March 31, 2000 and 1999, the Company's manufacturing division provided approximately $34 million and $38 million, respectively, of products and services to the drilling division and the Company's aviation division provided approximately $364,000 and $44,000, respectively, of flight services to the drilling division.

5. Computation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

                                                                     For The
                                                                Three Months Ended
                                                                    March 31,
                                                               -------------------
                                                                 2000       1999
                                                               --------   --------
Weighted average shares of common
  stock outstanding ........................................     87,589     83,087

Stock options and related (treasury stock method) ..........        927        423 (A)

Shares issuable from assumed conversion
  of floating rate subordinated debentures .................      1,053        433 (A)
                                                               --------   --------

Weighted average shares for diluted
  earnings per share calculation ...........................     89,569     83,943
                                                               ========   ========


Net income (loss) for basic and diluted calculation ........   $  6,104   $(10,002)
                                                               ========   ========


Earnings (loss) per share:

  Basic ....................................................   $    .07   $   (.12)
                                                               ========   ========

  Diluted ..................................................   $    .07   $   (.12)
                                                               ========   ========


        (A) Shares issuable upon exercise of stock options and conversion of debentures are included in this computation of diluted earnings
             (loss) per share in accordance with Regulation S-K Item 601(b)(11). Such items would be excluded in this instance under the provisions of Statement of Financial Accounting Standards No. 128 because they have an antidilutive effect.


6.       During the first quarter of 2000, the Company completed the sale of
         10.3 million shares of its common stock, consisting of 5.8 million shares of treasury stock and 4.5 million newly issued shares. The net proceeds of approximately $247 million were first applied to repayment of the $110 million outstanding under the Company's $155 million bank revolving credit facility maturing in October 2000, which was subsequently cancelled. Remaining offering proceeds were retained for working capital and general corporate purposes.


7. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, which establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued Statement No.
         137, delaying the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. The Company held no derivatives in 2000 and 1999 and believes Statement No. 133, when adopted effective January 1, 2001, will not materially impact its financial position or results of operations.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to
     Three Months Ended March 31, 1999

The Company achieved net income of $6.1 million in the first quarter of 2000 compared to a net loss of $10.0 million in the same period of 1999. The improved results were attained largely through a substantial increase in offshore drilling activity between periods, primarily in the Gulf of Mexico, though the Company's manufacturing and aviation divisions performed better as well.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first quarters of 2000 and 1999, respectively, is reflected below (dollars in thousands):

                                   Drilling               Manufacturing               Aviation               Consolidated
                             ---------------------    ---------------------    ----------------------    ---------------------
                                2000        1999         2000        1999         2000         1999         2000        1999
                             ---------   ---------    ---------   ---------    ---------    ---------    ---------   ---------
Revenues                     $  81,924   $  60,953    $  23,929   $  20,020    $  21,877    $  19,080    $ 127,730   $ 100,053

Percent of Consolidated
Revenues                            64%         61%          19%         20%          17%          19%         100%        100%

Operating Profit (Loss) (1)  $  18,459   $  (1,211)   $   1,661   $  (1,705)   $  (5,067)   $  (5,746)   $  15,053   $  (8,662)

-------------------------------------------------------------------------------
(1) Income (loss) from operations before deducting general and administrative expenses.

As reflected above, the Company's consolidated operating results increased by $23.7 million when comparing the first quarters of 2000 and 1999. Day rate drilling revenues increased by $21.0 million or 34% as the Company's offshore fleet was 86% utilized during the first quarter of 2000, compared to only 49% in the first quarter of 1999. Related expenses increased by $2.0 million, or 4%, between periods, primarily due to mobilization costs of approximately $3.2 million to relocate Rowan Gorilla IV and the Arch Rowan from the North Sea to the Gulf of Mexico.

The $3.4 million increase shown above in the Company's manufacturing results between periods reflects increased contributions from the division's equipment, steel and marine groups, as well as the initial two months of operations of the pump group, LeTourneau Ellis Williams Company, which the Company acquired during the first quarter of 2000. The division's external backlog increased by more than 50% during the quarter to $15.6 million at March 31, 2000. Manufacturing operations exclude approximately $34.2 million of products and services provided to the Company's drilling division during the first quarter of 2000, most of which was attributable to construction progress on Rowan Gorilla VI and Rowan Gorilla VII, compared to $37.7 million in the same period of 1999.

The Company's aviation operating results in the first quarter of 2000 were slightly improved over the prior-year quarter, due primarily to the increase in energy-related flying in the Gulf of Mexico and growth of the commuter airline in Alaska, although both periods reflect the normal seasonal slowdown in helicopter flying activity in Alaska.

Perceptible trends in the offshore drilling markets in which the Company is currently operating and the number of Company-operated rigs in each of those markets are as follows:

           AREA                    RIGS                          PERCEPTIBLE INDUSTRY TRENDS
---------------------------    -------------     ------------------------------------------------------------
Gulf of Mexico                      19           Moderately improving exploration and development activity

Eastern Canada                       3           Generally stable demand for harsh environment equipment

With the recent relocation of Rowan Gorilla IV and the Arch Rowan to the Gulf of Mexico, the Company has effectively withdrawn from the North Sea market at this time. While remaining confident in the market's long-term viability, the Company does not believe a significant increase in jack-up drilling activity will occur until the fall of 2000, at the earliest.

Perceptible trends in the principal aviation markets in which the Company is currently operating and the number of Company-operated aircraft based in each of those markets are as follows:

         AREA                    AIRCRAFT                        PERCEPTIBLE INDUSTRY TRENDS
------------------------    -------------------      ----------------------------------------------------
Alaska                              68               Normal seasonal improvement

Gulf of Mexico                      46               Moderately improving levels of flight support activity

The drilling and aviation markets in which the Company competes frequently experience significant changes in supply and demand. Offshore drilling utilization and day rates are primarily a function of the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. These expenditures, in turn, are affected by many factors such as existing and newly discovered oil and natural gas reserves, political and regulatory policies, seasonal weather patterns, contractual requirements under leases or concessions, trends in finding and extraction costs and, probably most influential, oil and natural gas prices. The Company's aviation operations are also affected by such factors, as flying in support of offshore energy operations remains a major source of business and Alaska operations are hampered by weather each winter. The volatile nature of such factors prevents the Company from being able to accurately predict whether existing market conditions or the perceptible market trends reflected in the preceding tables will continue. In response to fluctuating market conditions, the Company can, as it has done in the past, relocate its drilling rigs and aircraft from one geographic area to another, but only when the Company believes such moves are economically justified. At current levels, the Company's drilling operations are profitable, but there can be no assurance that existing and anticipated market conditions will be sustained.

Though considerably less volatile than its drilling and aviation operations, the Company's manufacturing operations have been adversely impacted by a prolonged period of depressed world commodity prices; in particular, prices for copper, iron ore and gold. Although prices for some commodities have recently improved, the Company's external manufacturing backlog remains at a depressed level. As a result, the Company cannot accurately predict whether or not its manufacturing operations will continue to be profitable throughout the remainder of 2000.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet figures and ratios as of March 31, 2000 and December 31, 1999 is as follows (dollars in thousands):

                                        March 31,    December 31,
                                          2000           1999
                                      ------------   ------------
Cash and cash equivalents             $    197,487   $     87,055
Current assets                        $    416,959   $    325,075
Current liabilities                   $     89,252   $    202,283
Current ratio                                 4.67           1.61
Long-term debt                        $    315,105   $    296,677
Stockholders' equity                  $    979,433   $    723,724
Long-term debt/total capitalization            .24            .29

Reflected in the comparison above are the effects in the first quarter of 2000 of net cash provided by operations of $27.8 million, proceeds from borrowings of $30.3 million, net proceeds from the issuance of common stock of $246.8 million, capital expenditures of $80.0 million and debt payments of $116.4 million, including the $110 million outstanding under the Company's $155 million revolving credit facility maturing in October 2000.

Capital expenditures during the first quarter were primarily related to construction of Rowan Gorilla VI and Rowan Gorilla VII, each being an enhanced version of the Company's Gorilla Class jack-ups like Rowan Gorilla V featuring a combination drilling and production capability. In addition, the Company acquired the two companies that manufacture Ellis Williams (EWCO) mud pumps, which currently range in size from 350 to 2,200 horsepower and have wide acceptance in both oilfield and non-oilfield applications.

The Company is financing up to $171 million of the cost of Gorilla VI and up to $185 million of the cost of Gorilla VII through 12-year bank loans guaranteed by the U. S. Department of Transportation's Maritime Administration under its Title XI Program. At March 31, 2000, the Company had drawn down about $167 million and $39 million for Gorilla VI and Gorilla VII, respectively, under the facilities with outstanding advances bearing interest at floating rates averaging approximately 6.6%. Gorilla VI is undergoing final outfitting at the Company's Sabine Pass, Texas facility and should be completed during June 2000. Gorilla VII is being constructed at the Company's Vicksburg, Mississippi shipyard and should be completed by year-end 2001.

On April 28, 2000, the Company announced plans for the design and construction of an enhanced version of its Super Gorilla design, the Super Gorilla XL Class jack-up. The new rig, to be named Rowan Gorilla VIII, will be outfitted with 708 feet of leg, 134 feet more than Gorillas V, VI or VII, and have 30% larger spud cans enabling operation in the Gulf of Mexico in water depths up to 550 feet. Gorilla VIII will also be able to operate in water depths up to 400 feet in the hostile environments of eastern Canada and the North Sea. Gorilla VIII is estimated to cost $190 million and will be constructed at Vicksburg, Mississippi. Delivery is expected during the third quarter of 2003.

The Company estimates remaining 2000 capital expenditures will be between $100 million and $125 million, including approximately $75-100 million for Gorillas VI, VII and VIII. The Company may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing offshore rigs and manufacturing facilities.

During the first quarter of 2000, the Company completed the sale of 10.3 million shares of its common stock, consisting of 5.8 million shares of treasury stock and 4.5 million newly issued shares. The net proceeds of approximately $247 million were first applied to repayment of the $110 million outstanding under the Company's $155 million bank revolving credit facility, which was subsequently cancelled. Remaining offering proceeds were retained for working capital and general corporate purposes. The Company currently has no other available credit facilities, but believes financing could be arranged if deemed necessary.

On January 31, 2000, in connection with the Ellis Williams acquisition, the Company issued $3 million in 7.5% promissory notes that are repayable in equal annual installments through January 31, 2003.

Based upon current operating levels and the previously discussed market trends, management believes that 2000 operations, together with existing working capital and available financial resources, will generate sufficient cash flow to sustain planned capital expenditures and debt service requirements at least through the remainder of 2000.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, which establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued Statement No. 137, which delays the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. The Company held no derivatives in 2000 or 1999 and believes that Statement No. 133, when adopted effective January 1, 2001, will not materially impact its financial position or results of operations.


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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's believes that its exposure to risk of earnings loss due to changes in interest rates is not significant.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders on April 28, 2000, stockholders elected the three nominees for Class III Director as set forth in the Company's Proxy Statement relating to the meeting. With respect to such election, proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and there was no solicitation in opposition to such nominees. Of the Company's 92,387,446 shares of record, 86,155,578 were voted at the meeting by proxy. The following numbers of votes were cast as to the Class III Director nominees: Henry
         O. Boswell, 85,555,861 votes for and 599,717 votes withheld; Frederick
         R. Lausen, 85,574,589 votes for and 580,989 votes withheld; and C. R. Palmer, 85,297,418 votes for and 858,160 votes withheld.


Item 6. Exhibits and Reports on Form 8-K

         (a)      The following is a list of Exhibits filed with this Form 10-Q:

                  3a       Amendment dated April 28, 2000, to the Bylaws, as
                           Amended

                  3b       Bylaws, as Amended, as of April 28, 2000

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  During the first quarter of 2000, the Company filed a Form 8-K dated February 14, 2000 and comprised entirely of the following exhibits:

                  Press release, dated January 13, 2000 - pertaining to the Company's financial results for the year ended December 31, 1999.

                  Press release, dated January 31, 2000 - pertaining to the Company's purchase of the Ellis Williams Company, Inc. and EWCO, Inc. dba Traitex Machine Co.

                  Press release, dated February 7, 2000 - pertaining to the Company's relocation of Gorilla IV and the Arch Rowan from the North Sea to the Gulf of Mexico.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ROWAN COMPANIES, INC.
                                       (Registrant)


Date: May 12, 2000                     /s/ E. E. Thiele
                                       -----------------------------------------
                                       E. E. Thiele
                                       Senior Vice President- Finance,
                                       Administration and Treasurer
                                       (Chief Financial Officer)


Date: May 12, 2000                     /s/ W. H. Wells
                                       -----------------------------------------
                                       W. H. Wells
                                       Controller
                                       (Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
3a                         Amendment dated April 28, 2000, to the Bylaws, as
                           Amended

3b                         Bylaws, as Amended, as of April 28, 2000

27                         Financial Data Schedule