Form 10-Q
period 2000-06-30
ROWAN COMPANIES INC
filed 2000-08-14
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM_____TO_____



                             ROWAN COMPANIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                        1-5491              75-0759420
-------------------------------        ---------------     ------------------
(State or other jurisdiction of        Commission File      (I.R.S. Employer
incorporation or organization)             Number          Identification No.)


2800 Post Oak Boulevard, Suite 5450  Houston, Texas            77056-6196
---------------------------------------------------            ----------
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

                                                       Yes  [X]   No  [ ]

The number of shares of common stock, $.125 par value, outstanding at July 31, 2000 was 94,294,529.

                             ROWAN COMPANIES, INC.

                                     INDEX

                                                                    Page No.
                                                                    -------
PART I.    Financial Information:


Item 1.    Financial Statements:

             Consolidated Balance Sheet --
               June 30, 2000 and December 31, 1999......................2

             Consolidated Statement of Operations --
               Three and Six Months Ended June 30, 2000
               and 1999.................................................4

             Consolidated Statement of Cash Flows --
               Six Months Ended June 30, 2000
               and 1999.................................................5

             Notes to Consolidated Financial Statements.................6

Item 2.      Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations............................................8

Item 3.      Quantitative and Qualitative Disclosures
               About Market Risk.......................................12



PART II.   Other Information:


Item 6.      Exhibits and Reports on Form 8-K..........................13

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial  Statements


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)




                                                     June 30,     December 31,
                                                       2000           1999
                                                    -----------   ------------
                                                            (Unaudited)
                                  ASSETS
CURRENT ASSETS:
    Cash and cash equivalents....................... $  176,902    $   87,055
    Receivables - trade and other...................    110,359        93,083
    Inventories - at cost:
      Raw materials and supplies....................     86,136        87,568
      Work-in-progress..............................     23,314        30,748
      Finished goods................................      3,801         2,140
    Prepaid expenses................................      8,352         5,877
    Deferred tax assets - net.......................     17,005        18,604
                                                     ----------    ----------
       Total current assets.........................    425,869       325,075
                                                     ----------    ----------

PROPERTY, PLANT AND EQUIPMENT - at cost:
    Drilling equipment..............................  1,531,168     1,268,704
    Aircraft and related equipment..................    229,998       221,776
    Manufacturing plant and equipment...............     91,171        83,835
    Construction in progress........................    113,824       248,567
    Other property and equipment....................    118,028       113,008
                                                     ----------    ----------
       Total........................................  2,084,189     1,935,890

    Less accumulated depreciation and amortization..    952,637       910,151
                                                     ----------    ----------
       Property, plant and equipment - net..........  1,131,552     1,025,739
                                                     ----------    ----------

OTHER ASSETS AND DEFERRED CHARGES...................     13,353         5,253
                                                     ----------    ----------

       TOTAL.......................................  $1,570,774    $1,356,067
                                                     ==========    ==========


                See Notes to Consolidated Financial Statements.

                                                     June 30,     December 31,
                                                       2000           1999
                                                    -----------   ------------
                                                           (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt (Note 6)... $   28,007    $  129,123
    Accounts payable - trade........................     23,375        22,742
    Other current liabilities.......................     43,695        50,418
                                                     ----------    ----------
       Total current liabilities....................     95,077       202,283
                                                     ----------    ----------

LONG-TERM DEBT - less current maturities............    337,826       296,677
                                                     ----------    ----------

OTHER LIABILITIES...................................     53,998        55,270
                                                     ----------    ----------

DEFERRED INCOME TAXES - net.........................     85,041        78,113
                                                     ----------    ----------

STOCKHOLDERS' EQUITY (Note 6):
  Preferred stock, $1.00 par value:
    Authorized 5,000,000 shares issuable in series:
      Series III Preferred Stock, authorized 10,300
        shares, none outstanding
      Series A Preferred Stock, authorized 4,800
        shares, none outstanding
      Series B Preferred Stock, authorized 4,800
        shares, none outstanding
      Series C Preferred Stock, authorized 9,606
        shares, none outstanding
      Series A Junior Preferred Stock, authorized
        1,500,000 shares, none issued
  Common stock, $.125 par value:
    Authorized 150,000,000 shares; issued
      94,267,679 shares at June 30, 2000 and
      89,061,665 shares at December 31, 1999........    11,783         11,133
Additional paid-in capital..........................   622,304        426,380
Retained earnings...................................   364,745        347,545
Less cost of 5,759,319 treasury shares at
  December 31, 1999.................................                   61,334
                                                     ----------    ----------
       Total stockholders' equity...................    998,832       723,724
                                                     ----------    ----------

        TOTAL....................................... $1,570,774    $1,356,067
                                                     ==========    ==========


                See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                          For The Three Months             For The Six Months
                                                             Ended June 30,                  Ended June 30,
                                                       ----------------------------    ----------------------------
                                                           2000           1999             2000           1999
                                                       -------------  -------------    -------------  -------------
                                                                               (Unaudited)
REVENUES:
    Drilling services................................  $     91,953   $     67,834     $    173,877   $    128,787
    Manufacturing sales and services                         20,618         27,626           44,547         47,646
    Aviation services                                        30,590         23,709           52,467         42,789
                                                       ------------   ------------     ------------   ------------
       Total.........................................       143,161        119,169          270,891        219,222
                                                       ------------   ------------     ------------   ------------

COSTS AND EXPENSES:
    Drilling services................................        61,015         55,862          116,780        109,673
    Manufacturing sales and services.................        18,327         24,866           38,897         45,036
    Aviation services................................        27,479         22,455           51,055         44,074
    Depreciation and amortization....................        14,677         13,777           27,443         26,892
    General and administrative.......................         5,941          4,645           10,789          9,489
                                                       ------------   ------------     ------------   ------------
       Total.........................................       127,439        121,605          244,964        235,164
                                                       ------------   ------------     ------------   ------------

INCOME (LOSS) FROM OPERATIONS........................        15,722         (2,436)          25,927        (15,942)
                                                       ------------   ------------     ------------   ------------

OTHER INCOME (EXPENSE):
    Interest expense.................................        (5,912)        (5,292)         (12,432)       (10,284)
    Less interest capitalized........................         4,724          2,461            8,902          4,534
    Interest income..................................         3,078          1,149            4,889          2,699
    Other - net......................................           187            103              253            277
                                                       ------------   ------------     ------------   ------------
       Other income (expense) - net..................         2,077         (1,579)           1,612         (2,774)
                                                       ------------   ------------     ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES....................        17,799         (4,015)          27,539        (18,716)
    Provision (credit) for income taxes..............         6,703         (1,393)          10,339         (6,092)
                                                       ------------   ------------     ------------   ------------
NET INCOME (LOSS)....................................  $     11,096   $     (2,622)    $     17,200   $    (12,624)
                                                       ============   ============     ============   ============

EARNINGS (LOSS) PER SHARE
  OF COMMON STOCK (Note 5):
    Basic............................................  $        .12   $       (.03)    $        .19   $       (.15)
                                                       ============   ============     ============   ============
    Diluted..........................................  $        .12   $       (.03)    $        .19   $       (.15)
                                                       ============   ============     ============   ============



                See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                       For The Six Months
                                                          Ended June 30,
                                                   ----------------------------
                                                      2000             1999
                                                   -----------     ------------
                                                           (Unaudited)
CASH PROVIDED BY (USED IN):
   Operations:
      Net income (loss)........................... $  17,200      $  (12,624)
      Adjustments to reconcile net income
        (loss) to net cash provided by
         operations:
        Depreciation and amortization.............    27,443          26,892
        Gain on disposals of property,
          plant and equipment.....................      (823)           (778)
        Compensation expense......................     3,254           2,563
        Change in sale/leaseback payable..........    (3,207)         (5,693)
        Amortization of sale/leaseback gain.......    (1,595)         (1,586)
        Provision for pension and
          postretirement benefits.................     4,179           4,826
        Deferred income taxes.....................     8,112          (6,188)
        Other - net...............................       120              72
      Changes in current assets and liabilities:
        Receivables- trade and other..............   (16,483)         (4,249)
        Inventories...............................     9,080           9,908
        Other current assets......................    (2,331)          2,201
        Current liabilities.......................    (5,028)            587
      Net changes in other noncurrent assets
        and liabilities...........................      (140)            721
                                                   ---------      ----------
   Net cash provided by operations................    39,781          16,652
                                                   ---------      ----------
   Investing activities:
      Property, plant and equipment additions.....  (132,770)       (123,738)
      Purchase of pump companies, net of
        cash acquired.............................    (7,245)
      Proceeds from disposals of property,
        plant and equipment.......................     1,093           2,282
                                                   ---------      ----------
   Net cash used in investing activities..........  (138,922)       (121,456)
                                                   ---------      ----------
   Financing activities:
      Proceeds from borrowings....................    53,411          45,171
      Repayments of borrowings....................  (116,378)         (6,378)
      Proceeds from common stock offering,
        net of issue costs........................   246,685
      Proceeds from stock option and convertible
        debenture plans...........................     5,270             598
      Payments to acquire treasury stock..........                    (2,258)
                                                   ---------      ----------
   Net cash provided by financing activities......   188,988          37,133
                                                   ---------      ----------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.....................................    89,847         (67,671)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD..........................................    87,055         148,834
                                                   ---------      ----------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD.......................................... $ 176,902      $   81,163
                                                   =========      ==========


                See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements of the Company included herein have been prepared without audit pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. Certain information and notes have been condensed or omitted pursuant to such rules and regulations and the Company believes that the disclosures included herein are adequate. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and related notes included in the Company's 1999 Annual Report to Stockholders (the "Annual Report") incorporated by reference in the Form 10-K for the year ended December 31, 1999.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2000 and December 31, 1999, and the results of its operations for the three and six month periods ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999.

3.   The results of operations for the three and six month periods ended
     June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

4. The Company has three principal operating segments: contract drilling of oil and gas wells, both onshore and offshore ("Drilling"), helicopter and fixed-wing aircraft services ("Aviation") and the manufacture and sale of heavy equipment for the mining, timber and transportation industries, alloy steel and steel plate and marine drilling equipment ("Manufacturing"). The following table presents certain financial information of the Company as of June 30, 2000 and 1999 and for the six month periods then ended by operating segment (in thousands).


        2000                            Drilling         Manufacturing      Aviation         Consolidated
     --------------                     --------         -------------      --------         ------------
     Total Assets                     $ 1,242,071         $   185,790     $   142,913        $ 1,570,774
     Revenues                             173,877              44,547          52,467            270,891
     Operating Profit (Loss)(1)            39,898               2,041          (5,223)            36,716


        1999                            Drilling         Manufacturing      Aviation         Consolidated
     --------------                     --------         -------------      --------         ------------
     Total Assets                     $   966,142         $   170,744     $   138,602        $ 1,275,488
     Revenues                             128,787              47,646          42,789            219,222
     Operating Profit (Loss)(1)             1,979                (514)         (7,918)            (6,453)

     (1) Income (loss) from operations before deducting general and administrative expenses.

     Excluded from the preceding table are the effects of transactions between segments. During the six months ended June 30, 2000 and 1999, the Company's manufacturing division provided approximately $59 million and $72 million respectively, of products and services to the drilling division and the Company's aviation division provided approximately $716,000 and $307,000, respectively, of flight services to the drilling division.

5. Computation of basic and diluted earnings (loss) per share is as follows (in thousands except per share amounts):

                                                                For The Three                For The Six
                                                            Months Ended June 30,        Months Ended June 30,
                                                           -----------------------     ------------------------
                                                              2000         1999            2000         1999
                                                           ----------   ----------      ----------   ----------
     Weighted average shares of common
       stock outstanding.................................      93,988       83,106          90,789       83,097

     Stock options and related (treasury stock method)...       1,041          512(A)        1,060          490(A)

     Shares issuable from assumed conversion of
           floating rate subordinated debentures.........       1,132          765(A)        1,093          617(A)
                                                           ----------   ----------     -----------   ----------
     Weighted average shares for diluted
       earnings (loss) per share calculation.............      96,161       84,383          92,942       84,204
                                                           ==========   ==========     ===========   ==========

     Net income (loss) for basic and diluted
       calculations......................................  $   11,096   $   (2,622)    $    17,200   $  (12,624)
                                                           ==========   ==========     ===========   ==========

     Earnings (loss) per share:

       Basic.............................................  $      .12   $     (.03)    $       .19   $     (.15)
                                                           ==========   ==========     ===========   ==========
       Diluted...........................................  $      .12   $     (.03)    $       .19   $     (.15)
                                                           ==========   ==========     ===========   ==========


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

7. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, which establishes accounting and reporting standards for derivative instruments and hedging activities. Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company held no derivatives in 2000 and 1999 and believes Statement No. 133, as amended, when adopted effective January 1, 2001, will not materially impact its financial position or results of operations.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Six Months Ended June 30, 2000 Compared to
         Six Months Ended June 30, 1999

The Company achieved net income of $17.2 million in the first half of 2000 compared to a net loss of $12.6 million in the same period of 1999. The improved results were attained largely through a substantial increase in offshore drilling activity between periods, primarily in the Gulf of Mexico, though the Company's manufacturing and aviation divisions performed better as well. Improving supply and demand fundamentals for oil and natural gas have yielded an increasingly favorable commodity price environment for most of the past twelve months, driving an increase in demand for drilling services.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first six months of 2000 and 1999, respectively, is reflected below (dollars in thousands):


                                      Drilling              Manufacturing               Aviation               Consolidated
                               ---------------------   ----------------------    ----------------------   -----------------------
                                  2000       1999        2000         1999         2000         1999         2000         1999
                               ---------   ---------   ---------    ---------    ---------    ---------    ---------    ---------
Revenues                       $ 173,877   $ 128,787   $  44,547    $  47,646    $  52,467    $  42,789    $ 270,891    $ 219,222

Percent of Consolidated
  Revenues                            64%         59%         17%          22%          19%          19%         100%         100%

Operating Profit (Loss)(1)     $  39,898   $   1,979   $   2,041    $    (514)   $  (5,223)   $  (7,918)   $  36,716    $  (6,453)

------------------

(1) Income (loss) from operations before deducting general and administrative expenses.

As shown above, the Company's consolidated operating results increased by $43.2 million when comparing the first halves of 2000 and 1999. Drilling revenues increased by $45.1 million or 35% as the Company's offshore fleet was 91% utilized during the first half of 2000, compared to 59% in the first half of 1999. Related expenses increased by $7.1 million, or 6%, between periods, primarily due to wage increases and the commencement of the Company's AHTS (anchor-handling, towing and supply) vessel operation, the costs of which were substantially offset by outside revenues.

The $2.6 million increase shown above in the Company's manufacturing results between periods reflects increased contributions from each of the groups, as well as the initial five months of operations of the pump group, LeTourneau Ellis Williams Company, which the Company acquired during the first quarter of 2000. The division's external backlog was at $23.7 million at June 30, 2000, more than twice the year-ago level. Manufacturing operations exclude approximately $59 million of products and services provided to the Company's drilling division during the first half of 2000, most of which was attributable to the completed construction of Rowan Gorilla VI and progress on Rowan Gorilla VII, compared to $72 million in the same period of 1999.

The Company's aviation operating results in the first half of 2000 were improved over the prior-year period, due primarily to the increase in energy-related flying in the Gulf of Mexico and on the Alaskan North Slope and increased fire response work, although both periods reflect the normal seasonal slowdown in helicopter flying activity in Alaska during the first four months of the year.

Three Months Ended June 30, 2000 Compared to
         Three Months Ended June 30, 1999

The Company achieved net income of $11.1 million in the second quarter of 2000 compared to a net loss of $2.6 million in the same period of 1999. The improved results were attained largely through a substantial increase in offshore drilling activity between periods, primarily in the Gulf of Mexico, though the Company's aviation division performed better as well. Improving supply and demand fundamentals for oil and natural gas have yielded an increasingly favorable commodity price environment for most of the past twelve months, driving an increase in demand for drilling services.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the second quarters of 2000 and 1999, respectively, is reflected below (dollars in thousands):



                                      Drilling              Manufacturing               Aviation               Consolidated
                               ---------------------   ----------------------    ----------------------   -----------------------
                                  2000       1999        2000         1999         2000         1999         2000         1999
                               ---------   ---------   ---------    ---------    ---------    ---------    ---------    ---------
Revenues                       $  91,953   $  67,834   $  20,618    $  27,626    $  30,590    $  23,709    $ 143,161    $ 119,169

Percent of Consolidated
  Revenues                            64%         57%         15%          23%          21%          20%         100%         100%

Operating Profit (Loss)        $  21,439   $   3,190   $     380    $   1,191    $    (156)   $  (2,172)   $  21,663    $   2,209

As shown above, the Company's consolidated operating results increased by $19.5 million when comparing the second quarters of 2000 and 1999. Drilling revenues increased by $24.1 million or 36% as the Company's offshore fleet was 95% utilized during the second quarter of 2000, compared to 68% in the second quarter of 1999. Related expenses increased by $5.2 million, or 9%, between periods, primarily due to wage increases and the commencement of the Company's AHTS (anchor-handling, towing and supply) vessel operation, the costs of which were substantially offset by outside revenues.

The $0.8 million decline shown above in the Company's manufacturing results between periods primarily reflects the decreased contribution from the equipment group. The division's external backlog increased by more than 50% during the quarter to $23.7 million at June 30, 2000. Manufacturing operations exclude approximately $25 million of products and services provided to the Company's drilling division during the second quarter of 2000, most of which was attributable to the completed construction of Rowan Gorilla VI and progress on Rowan Gorilla VII, compared to $35 million in the same period of 1999.

The Company's aviation operating results in the second quarter of 2000 were improved over the prior-year period, due primarily to the increase in energy-related flying in the Gulf of Mexico and on the Alaskan North Slope and increased fire response work.

Perceptible trends in the offshore drilling markets in which the Company is currently operating and the number of Company-operated rigs in each of those markets are as follows:


       AREA                RIGS                       PERCEPTIBLE INDUSTRY TRENDS
-------------------   -------------     ---------------------------------------------------------
Gulf of Mexico             21           Moderately improving exploration and development activity
Eastern Canada              2           Generally stable demand for harsh environment equipment

The Company believes a significant increase in North Sea jack-up drilling activity will not occur until the spring of 2001, at the earliest, and has effectively withdrawn from that market at this time. However, the Company remains confident in the long-term viability of the North Sea jack-up market.

Perceptible trends in the aviation markets in which the Company is currently operating and the number of Company-operated aircraft based in each of those markets are as follows:


       AREA                RIGS                       PERCEPTIBLE INDUSTRY TRENDS
-------------------   -------------     ------------------------------------------------------

Alaska                      68          Normal seasonal improvement

Gulf of Mexico              46          Moderately improving levels of flight support activity

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

Though considerably less volatile than its drilling and aviation operations, the Company's manufacturing operations have been adversely impacted by a prolonged period of unfavorable world commodity prices; in particular, prices for copper, iron ore, coal, gold and diamonds. Prices for some commodities have stabilized somewhat in recent months and prospects for additional mining equipment sales have improved. However, the Company cannot accurately predict whether or not its manufacturing operations will be profitable throughout the remainder of 2000.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios as of June 30, 2000 and December 31, 1999 is as follows (dollars in thousands):

                                               June 30,         December 31,
                                                 2000               1999
                                                 ----               ----
  Cash and cash equivalents                     $176,902          $ 87,055
  Current assets                                $425,869          $325,075
  Current liabilities                           $ 95,077          $202,283
  Current ratio                                     4.48              1.61
  Long-term debt                                $337,826          $296,677
  Stockholders' equity                          $998,832          $723,724
  Long-term debt/total capitalization                .25               .29

Reflected in the comparison above are the effects in the first half of 2000 of net cash provided by operations of $39.8 million, proceeds from borrowings of $53.4 million, net proceeds from the issuance of common stock of $246.7 million, capital expenditures of $140.0 million and debt payments of $116.4 million, including the $110 million outstanding under the Company's $155 million revolving credit facility which was scheduled to mature in October 2000.

Capital expenditures during the first half of 2000 were primarily related to construction of Rowan Gorilla VI and Rowan Gorilla VII, each being an enhanced version of the Company's Gorilla Class jack-ups, like Rowan Gorilla V, featuring a combination drilling and production capability. In addition, the Company acquired the two companies that manufacture Ellis Williams (EWCO) mud pumps, which currently range in size from 350 to 2,200 horsepower and have wide acceptance in both oilfield and non-oilfield applications.

Construction of Rowan Gorilla VI was completed on schedule during June and the rig immediately commenced operations in the Gulf of Mexico. The Company financed $171 million of the cost of Gorilla VI through 12-year bank loans guaranteed by the U. S. Department of Transportation's Maritime Administration under its Title XI Program. The notes require semiannual payments beginning in September 2000 and bear floating interest rates averaging approximately 6.7%.

The construction of Rowan Gorilla VII continues on schedule at the Company's Vicksburg, Mississippi shipyard and should be completed by year-end 2001. The Company is financing up to $185 million of the cost of Gorilla VII under the Title XI Program on terms and conditions similar to Gorilla VI. At June 30, 2000, the Company had drawn down about $58 million under this facility with outstanding advances bearing interest at floating rates averaging approximately 6.8%.

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

The Company estimates remaining 2000 capital expenditures will be between $75 million and $90 million, including approximately $50-65 million for Gorillas VII and VIII. The Company may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing offshore rigs and manufacturing facilities.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, which establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company held no derivatives in 2000 or 1999 and believes that Statement No. 133, as amended, when adopted effective January 1, 2001, will not materially impact its financial position or results of operations.


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

                           PART II. OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibit 27 - Financial Data Schedule

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Registrant during the second quarter of fiscal year 2000.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ROWAN COMPANIES, INC.
                                            (Registrant)


Date:  August 14, 2000                      /s/ E. E. THIELE
                                            ----------------------------------
                                            E. E. Thiele
                                            Senior Vice President- Finance,
                                            Administration and Treasurer
                                            (Chief Financial Officer)

Date:  August 14, 2000                      /s/ W. H. WELLS
                                            ----------------------------------
                                            W. H. Wells
                                            Controller
                                            (Chief Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  27                Financial Data Schedule