Form 10-Q
period 2000-09-30
ROWAN COMPANIES INC
filed 2000-11-14
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM_____TO_____



                             ROWAN COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                           1-5491                             75-0759420
          -------------------------------        ---------------                  ------------------
          (State or other jurisdiction of        Commission File                    (I.R.S. Employer
          incorporation or organization)             Number                       Identification No.)


2800 Post Oak Boulevard, Suite 5450,  Houston, Texas                                 77056-6127
----------------------------------------------------                                 ----------
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

                                                              Yes  [X]  No  [ ]

The number of shares of common stock, $.125 par value, outstanding at October 31, 2000 was 94,368,554.

                              ROWAN COMPANIES, INC.

                                      INDEX

                                                                                            Page No.

         PART I.           Financial Information:


         Item 1.           Financial Statements:

                                    Consolidated Balance Sheet --
                                    September 30, 2000 and December 31, 1999....................2

                                    Consolidated Statement of Operations --
                                    Three and Nine Months Ended September 30,
                                    2000 and 1999...............................................4

                                    Consolidated Statement of Cash Flows --
                                    Nine Months Ended September 30, 2000
                                    and 1999....................................................5

                                    Notes to Consolidated Financial Statements..................6

         Item 2.                    Management's Discussion and Analysis
                                    of Financial Condition and Results
                                    of Operations...............................................8

         Item 3.                    Quantitative and Qualitative Disclosures
                                    About Market Risk..........................................12



         PART II.          Other Information:


         Item 6.                    Exhibits and Reports on Form 8-K...........................13

                 PART  I.   FINANCIAL  INFORMATION


Item 1.  Financial  Statements


               ROWAN COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                        September 30,       December 31,
                                                                                             2000               1999
                                                                                        ---------------     --------------
                                    ASSETS                                                          (Unaudited)

CURRENT ASSETS:
        Cash and cash equivalents...................................................... $       169,601      $       87,055
        Receivables - trade and other..................................................         142,786              93,083
        Inventories - at cost:
               Raw materials and supplies..............................................          82,689              87,568
               Work-in-progress........................................................          21,237              30,748
               Finished goods..........................................................           5,337               2,140
        Prepaid expenses...............................................................           5,889               5,877
        Deferred tax assets - net......................................................           9,899              18,604
                                                                                        ---------------      --------------
                     Total current assets..............................................         437,438             325,075
                                                                                        ---------------      --------------
PROPERTY, PLANT AND EQUIPMENT - at cost:
        Drilling equipment.............................................................       1,544,776           1,268,704
        Aircraft and related equipment.................................................         234,248             221,776
        Manufacturing plant and equipment..............................................          92,927              83,835
        Construction in progress.......................................................         140,752             248,567
        Other property and equipment...................................................         119,747             113,008
                                                                                        ---------------      --------------
                     Total.............................................................       2,132,450           1,935,890
        Less accumulated depreciation and amortization                                          966,101             910,151
                                                                                        ---------------      --------------
                     Property,  plant  and equipment - net.............................       1,166,349           1,025,739
                                                                                        ---------------      --------------
OTHER ASSETS AND DEFERRED CHARGES......................................................          12,744               5,253
                                                                                        ---------------      --------------
                     TOTAL............................................................. $     1,616,531      $    1,356,067
                                                                                        ===============      ==============

See Notes to Consolidated Financial Statements.

                                                                                          September 30,        December 31,
                                                                                              2000                 1999
                                                                                         ---------------       --------------
               LIABILITIES AND STOCKHOLDERS' EQUITY                                                   (Unaudited)
CURRENT LIABILITIES:
        Current maturities of long-term debt (Note 6).................................. $       28,007        $     129,123
        Accounts payable - trade.......................................................         27,041               22,742
        Other current liabilities......................................................         39,103               50,418
                                                                                        --------------        -------------
                        Total current liabilities......................................         94,151              202,283
                                                                                        --------------        -------------
LONG-TERM DEBT - less current maturities...............................................        351,095              296,677
                                                                                        --------------        -------------
OTHER LIABILITIES......................................................................         56,139               55,270
                                                                                        --------------        -------------
DEFERRED INCOME TAXES - net............................................................         88,436               78,113
                                                                                        --------------        -------------
STOCKHOLDERS' EQUITY (Note 6):
        Preferred stock, $1.00 par value:
          Authorized 5,000,000 shares issuable in series:
            Series III Preferred Stock, authorized 10,300 shares, none outstanding
            Series A Preferred Stock, authorized 4,800 shares, none outstanding
            Series B Preferred Stock, authorized 4,800 shares, none outstanding
            Series C Preferred Stock, authorized 9,606 shares, none outstanding
            Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
        Common stock, $.125 par value:
            Authorized 150,000,000 shares; issued 94,348,304 shares at
            September 30, 2000 and 89,061,665 shares at December 31, 1999..............         11,794               11,133
Additional paid-in capital.............................................................        624,612              426,380
Retained earnings......................................................................        390,304              347,545
Less cost of 5,759,319 treasury shares at December 31, 1999............................                              61,334
                                                                                        --------------        -------------
                        Total stockholders' equity.....................................      1,026,710              723,724
                                                                                        --------------        -------------
                        TOTAL.......................................................... $    1,616,531        $   1,356,067
                                                                                        ==============        =============

See Notes to Consolidated Financial Statements.

              ROWAN COMPANIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF OPERATIONS
             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                   For The Three Months     For The Nine Months
                                                                    Ended September 30,     Ended September 30,
                                                                  ----------------------   ---------------------
                                                                     2000        1999         2000       1999
                                                                  ----------  ----------   ----------  ---------
                                                                                    (Unaudited)
REVENUES:
        Drilling services......................................   $ 117,434   $  60,883    $ 291,311   $ 189,670
        Manufacturing sales and services.......................      28,223      22,007       72,770      69,653
        Aviation services......................................      45,192      37,033       97,659      79,822
                                                                  ---------   ---------    ---------   ---------
                     Total.....................................     190,849     119,923      461,740     339,145
                                                                  ---------   ---------    ---------   ---------
COSTS AND EXPENSES:
        Drilling services......................................      71,694      50,534      188,474     160,207
        Manufacturing sales and services.......................      25,413      21,346       64,310      66,382
        Aviation services......................................      30,040      26,928       81,095      71,002
        Depreciation and amortization..........................      15,608      13,964       43,051      40,856
        General and administrative.............................       6,690       4,572       17,479      14,061
                                                                -----------   ---------    ---------   ---------
                     Total....................................      149,445     117,344      394,409     352,508
                                                                -----------   ---------    ---------   ---------
INCOME (LOSS) FROM OPERATIONS.................................       41,404       2,579       67,331     (13,363)
                                                                  ---------   ---------    ---------   ---------

OTHER INCOME (EXPENSE):
        Interest expense......................................       (6,283)     (5,773)     (18,715)    (16,057)
        Less interest capitalized.............................        2,038       3,020       10,940       7,554
        Interest income.......................................        2,938         866        7,827       3,565
        Other - net...........................................          136         199          389         476
                                                               ------------   ---------    ---------   ---------
                     Other income (expense) - net.............       (1,171)     (1,688)         441      (4,462)
                                                               ------------   ---------    ---------   ---------
INCOME (LOSS) BEFORE INCOME TAXES.............................       40,233         891       67,772     (17,825)
        Provision (credit) for income taxes...................       14,674         290       25,013      (5,802)
                                                               ------------   ---------    ---------   ---------
NET INCOME (LOSS)............................................. $     25,559   $     601    $  42,759   $ (12,023)
                                                               ============   =========    =========   =========
EARNINGS (LOSS) PER SHARE
        OF COMMON STOCK (Note 5):
        Basic................................................. $        .27   $     .01    $     .46   $    (.14)
                                                               ============   =========    =========   =========
        Diluted............................................... $        .27   $     .01    $     .45   $    (.14)
                                                               ============   =========    =========   =========

See Notes to Consolidated Financial Statements.

              ROWAN COMPANIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN THOUSANDS)

                                                                                                            For The Nine Months
                                                                                                            Ended September 30,
                                                                                                         --------------------------
                                                                                                           2000              1999
                                                                                                         --------          --------
                                                                                                               (Unaudited)
CASH PROVIDED BY (USED IN):
        Operations:
               Net income (loss).......................................................................  $  42,759        $ (12,023)
               Adjustments to reconcile net income (loss) to net cash provided by operations:
                     Depreciation and amortization.....................................................     43,051           40,856
                     Gain on disposals of property, plant and equipment................................     (2,314)          (1,024)
                     Compensation expense..............................................................      4,956            4,018
                     Change in sale/leaseback payable..................................................     (4,151)          (7,597)
                     Amortization of sale/leaseback gain...............................................     (2,344)          (2,338)
                     Provision for pension and postretirement benefits.................................      3,054            4,887
                     Deferred income taxes.............................................................     18,613           (6,093)
                     Other - net.......................................................................        120              108
               Changes in current assets and liabilities:
                     Receivables- trade and other......................................................    (48,910)         (10,045)
                     Inventories.......................................................................     13,068            1,452
                     Other current assets..............................................................        132              729
                     Current liabilities...............................................................     (1,130)          (1,168)
               Net changes in other noncurrent assets and liabilities..................................        299              687
                                                                                                         ---------        ---------
        Net cash provided by operations................................................................     67,203           12,449
                                                                                                         ---------        ---------
        Investing activities:
               Property, plant and equipment additions.................................................   (183,637)        (166,266)
               Purchase of pump companies, net of cash acquired........................................     (7,245)
               Proceeds from disposals of property, plant and equipment................................      3,214            2,592
                                                                                                         ---------        ---------
        Net cash used in investing activities..........................................................   (187,668)        (163,674)
                                                                                                         ---------        ---------
        Financing activities:
               Proceeds from  borrowings...............................................................     80,184           76,337
               Repayments of borrowings................................................................   (129,882)         (12,756)
               Proceeds from common stock offering, net of issue costs.................................    246,683
               Proceeds from stock option and convertible debenture plans..............................      6,026            1,115
               Payments to acquire treasury stock......................................................                      (2,258)
                                                                                                         ---------        ---------
        Net cash provided by financing activities......................................................    203,011           62,438
                                                                                                         ---------        ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................................     82,546          (88,787)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................................................     87,055          148,834
                                                                                                         ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............................................................  $ 169,601        $  60,047
                                                                                                         =========        ==========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements of Rowan included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. Certain information and notes have been condensed or omitted as permitted by those rules and regulations. We believe that the disclosures included herein are adequate, but suggest that you read these consolidated financial statements in conjunction with the financial statements and related notes included in our 1999 Annual Report to Stockholders, which are incorporated by reference in our Form 10-K for the year ended December 31,1999.

2. We believe the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly Rowan's financial position as of September 30, 2000 and December 31, 1999, and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999.

3. Rowan's results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of results to be expected for the full year.

4. Rowan has three principal operating segments: contract drilling of oil and gas wells, both onshore and offshore ("Drilling"), helicopter and fixed-wing aircraft services ("Aviation") and the manufacture and sale of heavy equipment for the mining, timber and transportation industries, alloy steel and steel plate and marine drilling equipment ("Manufacturing"). The following table presents certain financial information of Rowan as of September 30, 2000 and 1999 and for the nine month periods then ended by operating segment (in thousands).

        2000                        Drilling          Manufacturing        Aviation       Consolidated
--------------------             -------------       ---------------     -----------     --------------
Total Assets                     $ 1,277,864          $     184,327      $   154,340      $   1,616,531
Revenues                             291,311                 72,770           97,659            461,740
Operating Profit (1)                  75,165                  2,969            6,676             84,810

        1999                        Drilling          Manufacturing        Aviation       Consolidated
--------------------             -------------       ---------------     ------------    --------------
Total Assets                     $   980,266          $     176,815      $   141,578      $   1,298,659
Revenues                             189,670                 69,653           79,822            339,145
Operating Profit (Loss)(1)             3,375                 (1,472)         (1,205)                698

(1) Income (loss) from operations before deducting general and administrative expenses.

Excluded from the preceding table are the effects of transactions between segments. During the nine months ended September 30, 2000 and 1999, Rowan's manufacturing division provided approximately $83 million and $100 million respectively, of products and services to its drilling division and Rowan's aviation division provided approximately $1,015,000 and $797,000, respectively, of flight services to its drilling division.

5. Computation of basic and diluted earnings (loss) per share is as follows (in thousands except per share amounts):

                                                                                  For The Three Months        For The Nine Months
                                                                                  Ended September 30,         Ended September 30,
                                                                                ------------------------     -----------------------
                                                                                   2000          1999           2000         1999
                                                                                ----------    ----------     ----------   ----------
        Weighted average shares of common
           stock outstanding .......................................              94,312        83,227         91,972       83,141

        Stock options and related (treasury stock method)...........                 932           717          1,043

        Shares issuable from assumed conversion of
           floating rate subordinated debentures....................               1,086           889          1,088
                                                                                --------       -------         ------      --------
        Weighted average shares for diluted earnings
           (loss) per share calculation ............................              96,330        84,833         94,103        83,141
                                                                                ========       =======        =======      ========
        Net income (loss) for basic and
           diluted calculations.....................................            $ 25,559       $   601        $42,759      $(12,023)
                                                                                ========       =======        ========     ========
        Earnings (loss) per share:

           Basic....................................................            $    .27       $   .01        $    .46     $   (.14)
                                                                                ========       =======        ========     ========
           Diluted..................................................            $    .27       $   .01        $    .45     $   (.14)
                                                                                ========       =======        ========     ========

6. During the first quarter of 2000, Rowan completed the sale of 10.3 million shares of its common stock, consisting of 5.8 million shares of treasury stock and 4.5 million newly issued shares. The net proceeds of approximately $247 million were first applied to repayment of the $110 million outstanding under our $155 million bank revolving credit facility maturing in October 2000, which was subsequently cancelled. Remaining offering proceeds were retained for working capital and general corporate purposes.

7. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, which establishes accounting and reporting standards for derivative instruments and hedging activities. Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. Rowan held no derivatives in 2000 and 1999 and we believe that Statement No. 133, as amended, when adopted effective
     January 1, 2001, will not materially impact our financial position or results of operations.

8. Certain reclassifications have been made to the prior year amounts to conform with the current year presentations.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000 Compared to
         Nine Months Ended September 30, 1999

Rowan achieved net income of $42.8 million in the first nine months of 2000 compared to a net loss of $12.0 million in the same period of 1999. The improved results were attained largely through a substantial increase in offshore drilling activity between periods, primarily in the Gulf of Mexico, and increased contributions from our manufacturing and aviation divisions. Improving supply and demand fundamentals for oil and natural gas have yielded an increasingly favorable commodity price environment for most of the past twelve months, driving an increase in demand for drilling services.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first nine months of 2000 and 1999, respectively, is reflected below (dollars in thousands):

                                     Drilling                  Manufacturing                 Aviation                Consolidated
                           ----------------------------  -------------------------   ------------------------  ---------------------
                               2000            1999         2000          1999          2000         1999         2000       1999
                           -------------   ------------  -----------   -----------   -----------  -----------  ---------  ----------
Revenues                     $291,311       $189,670        $72,770      $69,653        $97,659     $79,822     $461,740   $339,145

Percent of Consolidated
Revenues                           63%            56%            16%          21%            21%         23%         100%       100%

Operating Profit (Loss)(1)   $ 75,165       $  3,375        $ 2,969      $(1,472)       $ 6,676     $(1,205)    $ 84,810   $    698



---------------------------
(1) Income (loss) from operations before deducting general and administrative expenses.

As shown above, Rowan's consolidated operating results increased by $84.1 million when comparing the first nine months of 2000 and 1999. Drilling revenues increased by $101.6 million or 54% as our offshore fleet was 91% utilized during the first nine months of 2000, compared to 63% in the prior-year period. Related expenses increased by $28.3 million, or 18%, between periods, primarily due to the commencement of our AHTS (anchor-handling, towing and supply) vessel operations and increased land rig activity, the costs of which were substantially offset by outside revenues, and the addition to the fleet, in late June, of Rowan Gorilla VI.

The $4.4 million increase shown above in Rowan's manufacturing results between periods reflects increased contributions from each of the equipment, steel and marine groups, as well as the initial eight months of operations of the pump group, LeTourneau Ellis Williams Company, which we acquired during the first quarter of 2000. The division's external backlog was $18.2 million at September 30, 2000, almost twice the year-ago level. Manufacturing operations exclude approximately $83 million of products and services provided to our drilling division during the first nine months of 2000, most of which was attributable to the completed construction of Rowan Gorilla VI and progress on Rowan Gorilla VII, compared to $100 million in the same period of 1999.

Rowan's aviation operating results during the first nine months of 2000 were significantly improved over the prior-year period due primarily to a 47% increase in energy-related flying in the Gulf of Mexico and on the Alaskan North Slope and a 30% increase in fire response work between periods.

Three Months Ended September 30, 2000 Compared to
         Three Months Ended September 30, 1999

Rowan achieved net income of $25.6 million in the third quarter of 2000 compared to $.6 million in the same period of 1999. The improved results were attained largely through a substantial increase in offshore drilling activity between periods, primarily in the Gulf of Mexico, and increased contributions from our manufacturing and aviation divisions. Improving supply and demand fundamentals for oil and natural gas have yielded an increasingly favorable commodity price environment for most of the past twelve months, driving an increase in demand for drilling services.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the third quarters of 2000 and 1999, respectively, is reflected below (dollars in thousands):

                                  Drilling                 Manufacturing              Aviation                 Consolidated
                          -----------------------    -------------------------   ---------------------   --------------------------
                             2000         1999          2000          1999         2000        1999          2000           1999
                          -----------  ----------    -----------   -----------   ---------  ----------   ------------   -----------
Revenues                   $117,434     $60,883       $28,223         $22,007      $45,192    $37,033      $190,849      $119,923

Percent of Consolidated
Revenues                        62%         51%           15%             18%           23%        31%          100%          100%

Operating Profit (Loss)    $ 35,267     $ 1,396       $  928          $ (958)      $11,899    $ 6,713      $ 48,094      $  7,151


As shown above, Rowan's consolidated operating results increased by $40.9 million when comparing the third quarters of 2000 and 1999. Drilling revenues increased by $56.6 million or 93% as our offshore fleet was 92% utilized during the third quarter of 2000, compared to 71% in the third quarter of 1999, and achieved a 36% increase in average day rates between periods. Related expenses increased by $21.2 million, or 42%, between periods, primarily due to the commencement of our AHTS (anchor-handling, towing and supply) vessel operations and increased land rig activity, the costs of which were substantially offset by outside revenues, and the addition to the fleet, in late June, of Rowan Gorilla VI.

The $1.9 million increase shown above in Rowan's manufacturing results between periods reflects increased contributions from each of the equipment, steel and marine groups, as well as incremental operations of the pump group, LeTourneau Ellis Williams Company, which we acquired during the first quarter of 2000. The division's external backlog was $18.2 million at September 30, 2000. Manufacturing operations exclude approximately $24 million of products and services provided to our drilling division during the third quarter of 2000, most of which was attributable to construction progress on Rowan Gorilla VII, compared to $28 million in the same period of 1999.

Rowan's aviation operating results in the third quarter of 2000 were significantly improved over the prior-year period due primarily to a 53% increase in energy-related flying in the Gulf of Mexico and on the Alaskan North Slope and a 26% increase in fire response work between periods.

Perceptible trends in the offshore drilling markets in which we are currently operating and the number of Rowan-operated rigs in each of those markets are as follows:

           AREA                     RIGS                          PERCEPTIBLE INDUSTRY TRENDS
----------------------------    -------------     ------------------------------------------------------------
Gulf of Mexico                       21           Moderately improving exploration and development activity

Eastern Canada                        2           Generally stable demand

Rowan believes a significant increase in North Sea jack-up drilling activity will not occur until the middle of 2001, at the earliest, and has effectively withdrawn from that market at this time. However, we remain confident in the long-term viability of the North Sea jack-up market.

Perceptible trends in the aviation markets in which we are currently operating and the number of Rowan-operated aircraft based in each of those markets are as follows:


         AREA                     AIRCRAFT                       PERCEPTIBLE INDUSTRY TRENDS
------------------------     -------------------     ----------------------------------------------------------
Alaska                               69                  Normal seasonal decline

Gulf of Mexico                       45                  Moderately improving levels of flight support activity


The drilling and aviation markets in which Rowan competes frequently experience significant changes in supply and demand. Offshore drilling utilization and day rates are primarily a function of the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. These expenditures, in turn, are affected by many factors such as oil and natural gas reserves, political and regulatory policies, seasonal weather patterns, contractual requirements under leases or concessions, and, probably most influential, oil and natural gas prices. Rowan's aviation operations are also affected by such factors, as flying in support of offshore energy operations remains a major source of business and Alaska operations are hampered by weather each winter. The volatile nature of such factors prevents us from being able to accurately predict whether existing market conditions or the perceptible market trends reflected in the preceding tables will continue. In response to fluctuating market conditions, we can relocate our drilling rigs and aircraft from one geographic area to another, but only when we believe such moves are economically justified.

Though considerably less volatile than its drilling and aviation operations, Rowan's manufacturing operations have been adversely impacted by a prolonged period of unfavorable world commodity prices; in particular, prices for copper, iron ore, coal, gold and diamonds. Prices for some commodities have stabilized somewhat in recent months and prospects for additional mining equipment sales have improved. However, we cannot accurately predict whether or not our manufacturing operations will be profitable throughout the remainder of 2000.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios as of September 30, 2000 and December 31, 1999 is as follows (dollars in thousands):

                                                                     September 30,       December 31,
                                                                          2000               1999
                                                                          ----               ----
  Cash and cash equivalents                                               $169,601           $87,055
  Current assets                                                          $437,438          $325,075
  Current liabilities                                                      $94,151          $202,283
  Current ratio                                                               4.65              1.61
  Long-term debt                                                          $351,095          $296,677
  Stockholders' equity                                                  $1,026,710          $723,724
  Long-term debt/total capitalization                                          .25               .29

Reflected in the comparison above are the effects in the first nine months of 2000 of net cash provided by operations of $67.2 million, proceeds from borrowings of $80.2 million, net proceeds from the issuance of common stock of $246.7 million, capital expenditures of $190.9 million and debt payments of $129.9 million, including the $110 million outstanding under Rowan's $155 million revolving credit facility which was scheduled to mature in October 2000.

Capital expenditures during the first nine months of 2000 were primarily related to construction of Rowan Gorilla VI and Rowan Gorilla VII, each being an enhanced version of Rowan's Gorilla Class jack-ups, like Rowan Gorilla V, featuring a combination drilling and production capability. In addition, we acquired the two companies that manufacture Ellis Williams (EWCO) mud pumps, which currently range in size from 350 to 3000 horsepower and have wide acceptance in both oilfield and non-oilfield applications.

Construction of Rowan Gorilla VI was completed on schedule during June and the rig immediately commenced operations in the Gulf of Mexico. Rowan financed $171 million of the cost of Gorilla VI through 12-year bank loans guaranteed by the
U. S. Department of Transportation's Maritime Administration ("MARAD") under its Title XI Program. The notes require semiannual payments in each March and September and currently bear floating interest rates averaging approximately 7.1%.

The construction of Rowan Gorilla VII continues on schedule at Rowan's Vicksburg, Mississippi shipyard and should be completed by year-end 2001. We are financing up to $185 million of the cost of Gorilla VII under the Title XI Program on terms and conditions similar to Gorilla VI. At September 30, 2000, we had drawn down about $85 million under this facility with outstanding advances bearing interest at floating rates averaging approximately 7.0%.

We have begun ordering long lead-time components for Rowan Gorilla VIII, an enhanced version of our Super Gorilla Class jack-up designated as Super Gorilla XL. Gorilla VIII will be outfitted with 708 feet of leg, 134 feet more than Gorillas V, VI or VII, and have 30% larger spud cans enabling operation in the Gulf of Mexico in water depths up to 550 feet. Gorilla VIII will also be able to operate in water depths up to 400 feet in the hostile environments offshore eastern Canada and in the North Sea. Gorilla VIII will be constructed at Vicksburg, Mississippi with delivery expected during the third quarter of 2003. We have filed an application with MARAD for long-term construction financing for Gorilla VIII under terms and conditions similar to those obtained for Gorillas V, VI and VII.

Rowan estimates remaining 2000 capital expenditures will be between $40 million and $45 million, including approximately $30-35 million for Gorillas VII and
VIII. We may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing offshore rigs and manufacturing facilities.

During the first quarter of 2000, Rowan completed the sale of 10.3 million shares of its common stock, consisting of 5.8 million shares of treasury stock and 4.5 million newly issued shares. The net proceeds of approximately $247 million were first applied to repayment of the $110 million outstanding under our $155 million bank revolving credit facility, which was subsequently cancelled. Remaining offering proceeds were retained for working capital and general corporate purposes. We currently have no other available credit facilities, but believe financing could be arranged if deemed necessary.

On January 31, 2000, in connection with the Ellis Williams acquisition, Rowan issued $3 million in 7.5% promissory notes that are repayable in equal annual installments through January 31, 2003.

Based upon current operating levels and the previously discussed market trends, we believe that 2000 operations, together with existing working capital and available financial resources, will generate sufficient cash flow to sustain planned capital expenditures and debt service requirements at least through the remainder of 2000.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, which establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. Rowan held no derivatives in 2000 or 1999 and we believe that Statement No. 133, as amended, when adopted effective January 1, 2001, will not materially impact our financial position or results of operations.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Rowan believes that its exposure to risk of earnings loss due to changes in interest rates is not significant.





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

                           PART II. OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibit 27 - Financial Data Schedule

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Registrant during the third quarter of fiscal year 2000.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ROWAN COMPANIES, INC.
                                              (Registrant)


Date:  November 14, 2000                      /s/ E. E. THIELE
                                              ----------------------------------
                                              E. E. Thiele
                                              Senior Vice President- Finance,
                                              Administration and Treasurer
                                              (Chief Financial Officer)

Date:  November 14, 2000                      /s/ W. H. WELLS
                                              ----------------------------------
                                              W. H. Wells
                                              Controller
                                              (Chief Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

  27                        Financial Data Schedule