Form 10-K405
period 2000-12-31
ROWAN COMPANIES INC
filed 2001-03-30
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM ____ TO ____

                              Rowan Companies, Inc.

Incorporated in Delaware        Commission File            I. R. S. Employer
                                 Number 1-5491               Identification:
                                                               75-0759420

                             2800 Post Oak Boulevard
                                   Suite 5450
                            Houston, Texas 77056-6127

       Registrant's telephone number, including area code: (713) 621-7800

           Securities registered pursuant to Section 12(b) of the Act:


                                                Name of each exchange
     Title of each class                         on which registered
     -------------------                        ---------------------

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
                                              ---    ---
      The aggregate market value as of March 2, 2001 of the Common Stock held by non-affiliates of the registrant was approximately $2.9 billion.

      The number of shares of Common Stock, $.125 par value, outstanding at March 2, 2001 was 94,291,354.

                        DOCUMENTS INCORPORATED BY REFERENCE

          Document                                          Part of Form 10-K
          --------                                          -----------------

Annual Report to Stockholders for
fiscal year ended December 31, 2000                         Parts I, II and IV

Proxy Statement for the 2001 Annual
Meeting of Stockholders                                     Part III

                                TABLE OF CONTENTS

PART I                                                                      Page

     Item 1.   Business ....................................................   1
        Drilling Operations.................................................   1
           Offshore Operations .............................................   1
           Onshore Operations ..............................................   3
           Contracts .......................................................   3
           Competition .....................................................   4
           Regulations and Hazards .........................................   5
        Manufacturing Operations............................................   6
           Raw Materials....................................................   7
           Competition......................................................   7
           Regulations and Hazards..........................................   8
        Aviation Operations ................................................   9
           Contracts .......................................................  10
           Competition .....................................................  11
           Regulations and Hazards .........................................  11
        Employees ..........................................................  11

     Item 2.   Properties ..................................................  11
        Drilling Rigs ......................................................  11
        Manufacturing Facilities............................................  13
        Aircraft ...........................................................  14

     Item 3.   Legal Proceedings ...........................................  14

     Item 4.   Submission of Matters to a Vote of Security Holders .........  15

     Additional Item.  Executive Officers of the Registrant ................  15

PART II

     Item 5.   Market for Registrant's Common Stock and Related
                 Stockholder Matters .......................................  16

     Item 6.   Selected Financial Data .....................................  16

     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .......................  16

     Item 7A.  Quantitative and Qualitative Disclosures about Market Risks..  16

     Item 8.   Financial Statements and Supplementary Data .................  16

     Item 9.   Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure .......................  16

PART III

     Item 10.  Directors and Executive Officers of the Registrant ..........  17

     Item 11.  Executive Compensation ......................................  17

     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management ............................................  17

     Item 13.  Certain Relationships and Related Transactions ..............  17

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K ......................................   18

                                     PART I

ITEM 1.  BUSINESS

Rowan Companies, Inc. (hereinafter referred to as "Rowan" or "the Company") is a major provider of international and domestic contract drilling and aviation services. Rowan also operates a mini-steel mill, a manufacturing facility that produces heavy equipment for the mining, timber and transportation industries and a marine construction division that has designed or built about one-third of all mobile offshore jack-up drilling rigs. Rowan was organized in 1947 as a Delaware corporation and a successor to a contract drilling business conducted since 1923 under the name Rowan Drilling Company, Inc.

Information regarding each of Rowan's industry segments, including revenues, operating profit (loss), assets and foreign sales for 1998, 1999 and 2000, is incorporated herein by reference to Footnote 10 of the Notes to Consolidated Financial Statements on pages 33 and 34 of Rowan's 2000 Annual Report to Stockholders ("Annual Report"), incorporated portions of which are filed as
Exhibit 13 hereto.

During 2000, 11% of Rowan's consolidated revenues were derived from Coastal Corporation, primarily from drilling services. In 1999 and 1998, no customer accounted for 10% or more of consolidated revenues.

DRILLING OPERATIONS

Rowan provides contract drilling services utilizing a fleet of 22 self-elevating mobile offshore drilling platforms ("jack-up rigs"), one mobile offshore floating platform ("semi-submersible rig") and 14 land drilling rigs. Rowan's drilling operations are conducted primarily in the Gulf of Mexico, the North Sea, offshore eastern Canada and in Texas and Louisiana. In 2000, drilling operations generated an operating profit (income from operations before deducting general and administrative expenses) of $124 million.

Offshore Operations
-------------------

Since 1970, Rowan's drilling operations have featured jack-up rigs performing both exploratory and development drilling and, in certain areas, well workover operations. Rowan operates larger, deep-water type jack-up rigs capable of drilling to depths of 20,000 to 30,000 feet in maximum water depths ranging from 250 to 490 feet, depending on the size of the rig and its location.

A jack-up rig is a floating hull with three independently elevating legs, drilling equipment, supplies, crew quarters, loading and unloading facilities, a helicopter landing deck and other related equipment. Drilling equipment includes engines, drawworks or hoist, derrick, pumps to circulate the drilling fluid, drill pipe and drilling bits. Rowan's rigs are equipped with propulsion thrusters to assist in towing. At the drilling site, the legs are lowered until they penetrate the ocean floor and the hull is jacked-up on the legs to the desired elevation above the water. The hull then serves as a drilling platform until the well is completed, at which time the hull is lowered into the water, the legs are elevated and the rig is towed to the next drilling site.

Rowan's cantilever jack-ups can extend that portion of the hull containing the drilling equipment over fixed production platforms so that development or workover operations on the platforms can be carried out with a minimum of interruption to production. In 1989, Rowan acquired and developed a "skid base" technology, whereby the drilling equipment on a conventional jack-up rig can be "skidded" out over the top of a fixed platform. Thus, conventional jack-up rigs can be used on certain drilling assignments that previously required a cantilever jack-up or platform rig.

At December 31, 2000, Rowan's offshore drilling fleet included 15 cantilever jack-up rigs, featuring three harsh environment "Gorilla Class" rigs and two enhanced "Super Gorilla Class" rigs, seven conventional jack-up rigs, including five rigs with skid base capability, and one semi-submersible rig. The Company operates two of the cantilever jack-up rigs under sale/leaseback arrangements expiring during 2008.

Rowan's Gorilla Class rigs, Gorillas II, III and IV, are a heavier-duty class of jack-up rig, intended to drill up to 30,000 feet in water depths up to 328 feet in extreme hostile environments (winds up to 100 miles per hour and seas up to 90 feet).

During the fourth quarter of 1998, Rowan completed construction of its first Super Gorilla Class rig, Rowan Gorilla V, and construction of Rowan Gorilla VI was completed during June 2000. Gorilla V and VI are enhanced versions of Rowan's Gorilla Class rigs featuring a combination drilling and production capability. They can operate year-round in 400 feet of water south of the 61st parallel in the North Sea, within the worst-case combination of 100-year storm criteria for waves, wave periods, winds and currents. Rowan financed $153.1 million of the cost of Gorilla V and $171.0 million of the cost of Gorilla VI through bank loans guaranteed by the U.S. Department of Transportation's Maritime Administration under its Title XI Program.

To date, Rowan has assembled a significant portion of Gorilla VII. Rowan obtained Title XI bank financing for up to $185.4 million of the cost of Gorilla VII in October 1999 and expects construction to be completed by year-end 2001.

In April 2000, Rowan announced plans for the construction of Rowan Gorilla VIII, an enhanced version of the Super Gorilla Class jack-up designated as Super Gorilla XL, and has since begun ordering long lead-time components. Gorilla VIII will be outfitted with 708 feet of leg, 134 feet more than Gorillas V, VI or VII, and have 30% larger spud cans, enabling operation in the Gulf of Mexico in water depths up to 550 feet. Gorilla VIII will also be able to operate in water depths up to 400 feet in the hostile environments offshore eastern Canada and in the North Sea. Gorilla VIII will be constructed at Vicksburg, Mississippi with delivery expected during the third quarter of 2003. The Company has filed an application with MARAD for long-term construction financing for Gorilla VIII under terms and conditions similar to those in effect for Gorilla VII.

This fleet expansion program began in 1995 and represents Rowan's first new construction since the mid-1980s. Since that time, Rowan's capital expenditures have been primarily for enhancements to existing drilling rigs and manufacturing facilities and for the purchase of aircraft. Of Rowan's 17 remaining jack-up rigs, six cantilever rigs and one conventional rig have been modified to provide a degree of hostile environment operating capability, and seven cantilever rigs and three conventional rigs can operate in water depths up to 350 feet.

Rowan takes advantage of lulls in drilling activity, as was recently experienced, to perform needed maintenance and make certain enhancements to its drilling fleet. During 1998 and 1999, the Company completed the following enhancements: upgrading solids control mud systems on all nine of the Company's Class 116-C jack-up rigs and its Class 52-C rig; adding one to two engines to six of the Class 116-C rigs, each such rig now being equipped with six engines; installing new generation top-drives on four of the Class 116-C rigs and one of the Gorilla Class Rigs; upgrading the electrical systems on one of the Class 84 rigs; converting one of the Class 52 rigs to a cantilever; adding leg length to three of the Class 116-C rigs and reconditioning the subsea equipment on the semi-submersible rig.

For a further discussion of Rowan's availability of funds in 2001 to sustain operations, debt service and planned capital expenditures, including those related to construction of Gorillas VII and VIII, see "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 and 20 of the Annual Report, which information is incorporated herein by reference. Also, see ITEM 2. PROPERTIES beginning on page 11 of this Form 10-K for additional information with respect to the capabilities and operating status of the Company's rigs.

Rowan's semi-submersible rig is utilized principally for offshore exploratory drilling from a floating position and is capable of drilling to a depth of 25,000 feet in water depths up to 1,200 feet. A semi-submersible drilling rig consists of a drilling platform raised above multiple hulls by columns. The hulls are flooded and submerged beneath the water surface, in which position the rig is anchored during drilling operations. The drilling platform contains the same type of equipment found on a jack-up rig. After completion of the well, the submerged hull is deballasted to reduce vessel draft and facilitate towing to another drilling location.

Onshore Operations
------------------

Rowan has drilling equipment, personnel and camps available on a contract basis for exploration and development of onshore areas. Rowan currently owns 14 deep-well land rigs located as follows: six in Texas, six in Louisiana and two in Alaska, which are winterized.

Six of Rowan's deep-well land rigs operated throughout 2000 in Louisiana and Texas and four additional rigs were under contract at year end. Two rigs recently underwent refurbishment and commenced operations. The Company's two remaining land rigs in Alaska were idle during 2000. The cost of maintaining the idle rigs is modest and the remaining investment in such rigs is not significant.

Rowan's 2001 capital program includes constructing two new land rigs, one to be assembled during the first half of 2001 from new and existing components and the other to be completed as new during the third quarter.

The drilling equipment comprising an onshore rig consists basically of engines, drawworks or hoist, derrick, pumps to circulate the drilling fluid, drill pipe and drilling bits. The type of rig required by a customer depends upon the anticipated well depth, terrain and conditions in the drilling area.

Contracts
---------

Rowan's drilling contracts generally provide for compensation on a day rate basis, whereby the Company earns a fixed amount per day, and are usually obtained either through competitive bidding or individual negotiations. A number of factors affect a drilling contractor's ability, both onshore and offshore, to obtain contracts at a profitable rate within an area. Such factors include the location and availability of equipment, its suitability for the project, the comparative cost of the equipment, the competence of personnel and the reputation of the contractor. Profitability may also be dependent upon receiving adequate compensation for the cost of moving equipment to drilling locations.

When weak market conditions characterized by declining drilling day rates prevail, Rowan generally accepts lower rate contracts in an attempt to maintain its competitive position and to offset the substantial costs of maintaining and reactivating stacked rigs. When drilling markets are strong and increasing rates prevail, Rowan generally pursues short rather than long-term contracts for its offshore rigs to maximize its ability to obtain rate increases and pass through any cost increases to customers.

Rowan's drilling contracts are either "well-to-well", "multiple well" or for a fixed term generally ranging from four to twelve months. Well-to-well contracts are cancelable by either party upon completion of drilling at any one site, and fixed-term contracts usually provide for termination by either party if drilling operations are suspended for extended periods by events of force majeure. While most fixed-term contracts are for relatively short periods, some fixed-term and well-to-well contracts continue for a longer period than the original term or for a specific series of wells. Many offshore contracts contain renewal or extension provisions exercisable at the option of the customer at prices agreeable to the Company and most require additional payments for mobilization and demobilization costs. Rowan's contracts for work in foreign countries generally provide for payment in United States dollars except for minimal amounts required to meet local expenses.

From 1992 through early 1997, Rowan pursued work on a turnkey basis where the Company's entire compensation was contingent upon it successfully drilling a well to a specified depth for a fixed price. In the event operational problems occurred that prevented Rowan from reaching the specified turnkey depth, the Company was not entitled to any portion of the turnkey price, thereby causing it to absorb substantial out-of-pocket expenses. For this reason, wells drilled on a turnkey basis generally involved greater economic risk to Rowan than wells drilled on a day rate basis. Due to the increasing demand for Rowan's daywork drilling services and the unfavorable results of its turnkey drilling operations during the recent past, Rowan elected in early 1997 to focus on daywork drilling contracts. Rowan has not performed any turnkey drilling since early 1997 and is not pursuing turnkey work at this time.

Rowan believes that the contract status of its onshore and offshore rigs is more informative than backlog calculations, and that backlog information is neither calculable nor meaningful given the cancellation options contained in, and the short duration of, fixed-term contracts and the indeterminable duration of well-to-well and multiple well contracts. See ITEM 2. PROPERTIES beginning on page 11 of this Form 10-K for the contract status of the Company's rigs as of March 30, 2001.

Competition
-----------

Rowan competes with more than 20 offshore drilling contractors with more than 500 available mobile rigs, approximately 25 domestic drilling contractors with about 150 available deep-well land rigs, and five domestic drilling contractors with about 13 winterized land rigs on the Alaskan North Slope. Based upon the number of rigs as tabulated by Petrodata, Rowan is the seventh largest offshore drilling contractor in the world and the fifth largest jack-up rig operator. Some of the Company's competitors have greater financial and other resources and may be more able to make technological improvements to existing equipment or replace equipment that becomes obsolete.

Technological advances can create competitive advantages and eventually cause older, less capable equipment to be less suitable for certain drilling operations. As a result, during the 1980-1986 period, Rowan carried out a drilling rig expansion program, culminating with the development of a heavier jack-up rig class known as the Gorilla rig. Since that time, Rowan has employed a drilling rig modification and enhancement program designed to provide a fleet of jack-up rigs reflecting the latest technological advancements. In 1995, Rowan began a drilling rig expansion program featuring the development of an enhanced version of the Gorilla Class rig.

The offshore markets in which the Company competes are characterized by their economic viability and political stability. At March 30, 2001, Rowan had 21 jack-ups and its semi-submersible located in the Gulf of Mexico and one jack-up located offshore eastern Canada. Based upon the number of rigs as tabulated by Petrodata, Rowan is the fourth largest offshore drilling contractor in the Gulf of Mexico and the second largest jack-up rig operator in the area. Relocation of equipment from one geographic location to another is dependent upon changing market dynamics, with moves occurring only when the likelihood of higher returns makes such action economical. During 1999 and 2000, the Company relocated its six rigs from the North Sea to the Gulf of Mexico (five rigs) and offshore eastern Canada (one rig) and two rigs from offshore eastern Canada to the Gulf of Mexico to pursue more favorable market conditions. Rowan believes market conditions in the North Sea and offshore eastern Canada will begin improving during the latter half of 2001.

Rowan markets its drilling services by directly contacting present and potential customers, including large international energy companies, many smaller energy companies and foreign government-owned or controlled energy companies. Since 1992, with the many restructurings, downsizings and, more recently, mergers by major energy companies, followed by significant reductions in their domestic budgets, the Company has increased its marketing emphasis on independent operators.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 20 of Rowan's 2000 Annual Report, the information under which caption is incorporated herein by reference, for a discussion of current industry conditions and their impact on operations.

Regulations and Hazards
-----------------------

Rowan's drilling operations are subject to many hazards, including blowouts and well fires, which could cause personal injury, suspend drilling operations, seriously damage or destroy the equipment involved and cause substantial damage to producing formations and the surrounding areas. Offshore drilling operations are also subject to marine hazards, either while on site or under tow, such as vessel capsizing, collision or grounding. Raising and lowering the legs of jack-up rigs into the ocean bottom and ballasting semi-submersible units require skillful handling to avoid capsizing or other serious damage. Drilling into high-pressure formations is a complex process and problems can frequently occur.

Rowan believes that it is adequately insured for physical damage to its rigs, and for marine liabilities, worker's compensation, maritime employees liability, automobile liability and for various other types of exposures customarily encountered in the Company's operations. Certain of Rowan's liability insurance policies specifically exclude coverage for fines, penalties and punitive or exemplary damages. Under current conditions, Rowan anticipates that its present insurance coverage will be maintained, but no assurance can be given that insurance coverage will continue to be available at rates considered reasonable, that self-insured amounts or deductibles will not increase or that certain types of coverage will be available at any cost.

Foreign operations are often subject to political, economic and other uncertainties not encountered in domestic operations, such as arbitrary taxation policies, onerous customs restrictions, unstable currencies and the risk of asset expropriation due to foreign sovereignty over operating areas. As noted previously, Rowan attempts to minimize the risk of currency rate fluctuations by generally contracting for payment in United States dollars.

Many aspects of Rowan's operations are subject to government regulation, as in the areas of equipping and operating vessels, drilling practices and methods and taxation. In addition, various countries (including the United States) have regulations relating to environmental protection and pollution control. Recent events have also increased the sensitivity of the oil and gas industry to environmental matters. Rowan could become liable for damages resulting from pollution of offshore waters and, under United States regulations, must establish financial responsibility. Generally, Rowan is substantially indemnified under its drilling contracts for pollution damages, except in certain cases of pollution emanating above the surface of land or water from spills of pollutants, or in the case of pollutants emanating from the Company's drilling rigs, but no assurance can be given regarding the enforceability of such indemnification provisions.

Under turnkey contracts, Rowan assumed responsibility for certain risks that would customarily be assumed by the customer under a day rate contract, such as pollution resulting from a blowout or uncontrolled flow from the well bore, an underground blowout and the expense to re-drill a well which has blown out. Rowan carried insurance to cover such risks and generally obtained an indemnity from its customers for any liabilities exceeding the coverage amount.

Rowan believes that it complies in all material respects with legislation and regulations affecting the drilling of oil and gas wells and the discharge of wastes. To date, the Company has made significant modifications to its Gulf of Mexico rigs to reduce waste and rain water discharge and believes that it could operate those rigs at "zero discharge" without material additional expenditures. Otherwise, regulatory compliance has not materially affected the capital expenditures, earnings or competitive position of the Company to date, although such measures do increase drilling costs and may reduce drilling activity. Further regulations may reasonably be anticipated, but any effects thereof on Rowan's drilling operations cannot be accurately predicted.

Rowan is subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. OSHA's hazard communication standard, the Environmental Protection Agency's "community right-to-know" regulations and comparable state statutes require Rowan to organize and report certain information about the hazardous materials used in its operations to employees, state and local government authorities and local citizens.

Since the exploration activities of Rowan's present and potential customers are directly impacted by state, federal and foreign regulations associated with the production and transportation of oil and gas, the demand for Rowan's drilling services is also affected.

MANUFACTURING OPERATIONS

In 1994, LeTourneau, Inc. ("LeTourneau"), a wholly owned subsidiary of the Company, acquired the net assets of Marathon LeTourneau Company, headquartered in Longview, Texas. LeTourneau operates a mini-steel mill that recycles scrap and produces steel plate; a manufacturing facility that produces heavy equipment such as front-end loaders with an 80-ton capacity; and a marine group that has designed or built about one-third of all mobile offshore jack-up drilling rigs, including all 22 operated by Rowan. In 2000, the manufacturing division generated an operating profit of $7.6 million. External manufacturing backlog for all product lines was approximately $14 million at February 28, 2001, all of which is expected to be realized in 2001, compared with $20 million at February 29, 2000, all of which was realized during 2000.

The mining equipment product line features front-end loaders with bucket capacities of 17, 22, 28, 33 and 53 cubic yards and off-road trucks with capacities of 190 and 200 tons. LeTourneau's loaders and trucks are generally used in coal, gold, copper and iron ore mines and utilize LeTourneau's diesel electric-drive system with solid-state controls. This system allows large, mobile equipment to stop, start and reverse without gear shifting and high maintenance braking. LeTourneau loaders can load LeTourneau rear-dump trucks and competitive trucks in the 85-ton to 350-ton range. LeTourneau's mining equipment and parts are distributed through a worldwide network of independent distributors and its own distribution network serving the western United States.

The timber equipment product line features diesel electric powered log stackers with either two or four wheel drive configurations and load capacities ranging from 35 to 65 tons. LeTourneau is one of two manufacturers that sell electrically powered jib cranes rated from 25,000 to 52,000 lbs. at a reach of 100 to 150 feet and with a 360-degree rotation. LeTourneau's timber equipment is marketed primarily in North America through independent dealers and its own dealer in the northwestern United States.

LeTourneau's transportation equipment line produces several different types of material handling equipment, such as 50-ton capacity, diesel electric, gantry cranes used for lifting, transporting and stacking large shipping containers and trailers at ports and rail yards. Gantry cranes can span up to seven container rows plus a truck aisle and stack 9 1/2-feet tall containers up to five high. Gantry cranes equipped with a spreader can lift containers from the top and have retractable arms for loading and unloading piggyback trailers. LeTourneau's transportation equipment is marketed primarily in North America through independent dealers and its own dealer in the northwestern United States.

LeTourneau also sells parts and components to repair and maintain mining, timber and transportation equipment. Equipment parts are marketed through two independent dealers and its own dealer in the United States with 16 parts-stocking locations, one dealer in Canada with 21 parts-stocking locations, and 31 other international dealers with 36 parts-stocking locations.

LeTourneau's Longview, Texas mini-steel mill produces carbon, alloy and specialty steel plate products. LeTourneau concentrates on "niche" markets that require alloy, specialty steel grades, or "exotic" versions of carbon steel products, including mold steels, tool steels, aircraft quality steels, 400 series stainless steel and hydrogen-induced, crack-resistant steels. External steel sales, which are garnered through a direct sales force, consist primarily of steel plate, but also include forging ingots and value-added fabrication of steel products. Steel products are generally sold to steel service centers, fabricators, manufacturers and forge shops. The market for carbon steel plate products and fabricated products is regional and encompasses Texas, Oklahoma, Louisiana, Mississippi and Arkansas. LeTourneau ships alloy and specialty grades of plate products nationally and exports quantities to Mexico and Canada. The forging ingot market is concentrated in the Gulf Coast region of Texas. Carbon and alloy plate products are also used internally in the production of heavy equipment and parts. LeTourneau's Vicksburg, Mississippi shipyard was reactivated during 1995-1996 following Rowan's announcement of the planned construction of Rowan Gorilla V and is dedicated to providing equipment, spare parts and engineering support to the offshore drilling industry. The yard currently employs about 780, most of whom have been hired since 1995. Some rig component manufacturing and marine repair services, as well as marine design engineering, continue to be performed at the LeTourneau Longview, Texas facility.

As noted previously, the marine group delivered Rowan Gorilla V in late 1998 and Rowan Gorilla VI during June 2000 and is currently constructing for the Company two additional Super Gorilla Class jack-up rigs. Also in 1998, the marine group completed two Super 116-C Class drilling rig kits for others.

LeTourneau engages in a limited amount of research and product development, primarily to increase the capacity of and provide innovative improvements to its product lines. The Company evaluates on an ongoing basis the LeTourneau product and service lines with the intention of making enhancements.

On January 31, 2000, LeTourneau completed the purchase of The Ellis Williams Company, Inc. and EWCO, Inc. dba Traitex Machine Co., which collectively design and manufacture mud pumps in a wide range of sizes for a variety of applications. The purchase price was approximately $10 million, with $7 million in cash and the balance in promissory notes due over a three-year period.

Raw Materials
-------------

The principal raw material utilized in LeTourneau's manufacturing operations is steel plate, most of which is supplied by LeTourneau's mini-steel mill. Other required materials are generally available in sufficient quantities to meet its manufacturing needs through purchases in the open market. LeTourneau does not believe that it is dependent on any single supplier.

Competition
-----------

LeTourneau's mining equipment competes worldwide with several competitors. LeTourneau's loader product line has only two direct competitors; however, the larger loader models compete with other types of loading equipment, primarily electric and hydraulic mining shovels. Based upon internal marketing studies, LeTourneau's share of the small-loader market (1,000 horsepower and below) has decreased to less than 1% in recent years due to the availability of smaller (and cheaper) alternatives. In the large-loader market (above 1,000 horsepower), LeTourneau has achieved about a 50% share of both domestic and export sales. The LeTourneau truck competes with five truck manufacturers all of whom offer a broader range of truck sizes than LeTourneau, including trucks in the 190-ton to 240-ton class. Three competitors have models in the 260-ton to 350-ton class.

The market for LeTourneau's timber and transportation equipment is also characterized by vigorous competition. Though LeTourneau's jib crane is unique, it does encounter competition from other equipment manufacturers that offer alternative methods for meeting customer requirements. The number of major competitors by type of equipment is as follows: log stackers - four, jib cranes
- three and gantry cranes - more than ten. Based upon internal marketing studies,

LeTourneau's share of the domestic log-stacker market is around 20% and its share of the Canadian market is around 15%. Such studies also indicate LeTourneau's share of the jib crane market is around 50%.

LeTourneau's mini-steel mill encounters competition from a total of eight major competitors, with the breakdown by product line being as follows: plate products
- four, fabricated products - two and forging ingots - two. LeTourneau's share of the overall steel market is negligible. The internal requirements of the equipment and marine groups provide a base load for the steel mill, and we use a small, direct sales force to sell specialized, niche products to steel service centers, fabricators, manufacturers and brokers.

The competition LeTourneau encounters in the parts business is extremely fragmented with only three other companies being considered to be direct competitors. Vendors supplying parts directly to end users and well-fitters who obtain and copy parts for cheaper and lower quality substitutes provide more intense competition than LeTourneau's direct competitors.

LeTourneau markets and sells its equipment and support parts primarily through an established international dealer association. LeTourneau dealers are predominantly independent business organizations and all have established dealer agreements with LeTourneau. The dealers are responsible for selling equipment on behalf of LeTourneau to end users and providing the necessary follow-up service and parts supply directly to those end users.

To be competitive in the mining and timber equipment markets, LeTourneau offers warranties at the time of purchase and parts guarantees. The warranties extend for stipulated periods of ownership or hours of usage, whichever occurs first. Parts consumption guaranties and maintenance and repair contracts are made on the same basis. LeTourneau's parts-return policy provides that returned parts must be in new, usable condition, in current production and readily resalable.

Since 1955, when the first LeTourneau unit was delivered, LeTourneau has been recognized as a leading designer and builder of "jack-up" drilling rigs. Currently, there are nine jack-ups under construction worldwide, two of which are LeTourneau rigs. At present, LeTourneau has a limited number of competitors in the marine rig construction and support industry. However, there are numerous rig-building and shipyard facilities with the capability for jack-up construction.

LeTourneau's two principal competitors in the mud pump business have a combined market share approaching 90%.

Historically, LeTourneau's customer base has been diverse, such that none of its product lines have been dependent upon any one customer or small group of customers.

Regulations and Hazards
-----------------------

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

During LeTourneau's 1994 acquisition of the net assets of Marathon LeTourneau Company, the sellers agreed to remediate certain environmental conditions at the Longview, Texas and Vicksburg, Mississippi sites. In September 1996, LeTourneau assumed certain environmental remediation obligations related to these facilities in exchange for $4.0 million of cash and a $5.5 million reduction in a promissory note. The remediation efforts include, among other things, post-closure care for a landfill at the Longview facility closed by Marathon LeTourneau Company prior to LeTourneau's acquisition.

LeTourneau jack-up designs are subject to regulatory approval by various agencies, depending upon the geographic areas where the rig will be qualified for drilling. The rules vary by location and are subject to frequent change, and primarily relate to safety and environmental issues in addition to those, which classify the jack-up as a vessel.

LeTourneau may be liable for damages resulting from pollution of air, land and inland waters associated with its manufacturing operations. LeTourneau believes that compliance with environmental protection laws and regulations will have no material effect on its capital expenditures, earnings or competitive position during 2001. Further regulations may reasonably be anticipated, but any effects thereof on the Company's manufacturing operations cannot be accurately predicted.

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

AVIATION OPERATIONS

Rowan's wholly-owned subsidiary, Era Aviation, Inc. ("Era"), provides contract and charter helicopter and fixed-wing aviation services principally in Alaska, the coastal areas of Louisiana and Texas, and the western United States, with its fleet consisting on March 30, 2001 of 94 helicopters and 19 fixed-wing aircraft. In 2000, the aviation division generated an operating profit of $4 million.

Era's helicopter services in recent years have featured flightseeing, forest fire control and support for oil and gas related operations from its primary bases in Alaska, Louisiana and Nevada. Services provided offshore Louisiana and Texas are primarily oil and gas-related while the majority of helicopter services in the western United States are provided to governmental agencies in support of forest fire control, construction, and onshore and offshore oilfield support.

Based on the number of helicopters operating, Era is the largest helicopter operator in Alaska. It provides charter services from bases at Anchorage, Deadhorse (on the North Slope), Juneau, Kenai and Valdez. Era's charter and contract services are provided throughout Alaska with particular emphasis in the oil, mining and high-density tourist regions within the state. During 2000, the Alaska helicopter operations contributed approximately 26% of the Company's aviation revenues.

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

Since 1983, Era has operated a regional scheduled airline service in Alaska encompassing the transportation of passengers, mail and cargo. Era currently serves Valdez, Kenai, Homer, Kodiak, Iliamna and Cordova, with seasonal service to Whitehorse from its base hub in Anchorage. In addition, it services 20 remote villages from its hub in Bethel, Alaska. Era operates under a code sharing agreement with Alaska Airlines, which is the largest carrier of passengers from the contiguous United States to Alaska. Era's regional airline is the largest airline operation of that type within the state of Alaska and is the second largest carrier of passengers into and out of the Anchorage International Airport, including the large jet carriers. During 2000, the commuter airline contributed approximately 28% of the Company's aviation revenues.

Since 1979, Era has been providing charter and contract helicopter services in the Gulf of Mexico area, primarily to the offshore oil and gas industry. Operations are conducted from the division office in Lake Charles, Louisiana and from bases in the Louisiana cities of Morgan City, Cameron, New Iberia, Intracoastal City, Venice, Fourchon, Houma, Schriever and Johnson Bayou and the Texas cities of Houston, Corpus Christi, Bay City and Sabine Pass. Based on the number of helicopters operating, Era is the third largest helicopter operator in the Gulf of Mexico. During 2000, the Gulf of Mexico helicopter operations contributed approximately 37% of the Company's aviation revenues.

Since 1987, Era has manufactured and marketed, from its Gulf Coast Division facility at Lake Charles, Louisiana, a composite external auxiliary fuel tank for use on several helicopters, including the Bell 205, 212 and 412, the military "Huey" and the Eurocopter BK-117. The tank system provides enhanced flight range with nominal drag while increasing the passenger capacity. Sales to date have been to both civilian and military customers, including emergency float systems for US Army UH-1 Helicopters. Other aircraft accessories are also manufactured at the facility.

From 1991 until January 1998, the Company owned a 49% interest in KLM Helikopters B.V., a wholly-owned subsidiary of KLM Royal Dutch Airlines, as a means of gaining access to the North Sea aviation market. The joint venture company, KLM ERA Helicopters B.V. ("KLM ERA"), served principally the offshore oil and gas drilling, production and service companies operating in the Dutch and British Sectors of the North Sea with its fleet of as many as 15 helicopters. In January 1998, the Company agreed to terminate its ownership in KLM ERA in return for $19.6 million in cash and $6.1 million in equipment and parts.

Contracts
---------

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

Era aircraft available for operation on March 30, 2001 consisted of 94 helicopters (including 48 based in Alaska and 46 in the Gulf of Mexico area) and 19 fixed-wing aircraft (based in Alaska). The fleet contract status at that date included 46 term contracts. The remaining aircraft were either being operated under day-to-day charters or one or more of 80 master service agreements, or were available for operation under day-to-day charter or other contract arrangements.

Competition
-----------

Approximately six other operators compete directly with Era in Alaska on a contract or charter basis. Era competes over its scheduled airline routes with up to four other carriers. In the Gulf of Mexico area, Era competes directly with five other operators and ranks third in the number of helicopters operating with approximately 8% of the market. A number of other helicopter operators compete with Era in the west and northwest regions of the United States and in overseas locations. Services under term contracts are usually obtained through a successful bid process whereas shorter-term charters and scheduled airline services typically involve published rates. Price is usually the key competitive factor in Era's aviation markets.

Regulations and Hazards
-----------------------

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

Operation of helicopters and fixed-wing aircraft, particularly under weather conditions prevailing in Alaska, is considered potentially hazardous, although Era conducts rigorous training and safety programs to minimize these hazards. Era believes that it is adequately protected by public liability and property damage insurance, including hull insurance against loss of equipment, but carries no insurance against loss of earnings.

EMPLOYEES

Rowan had 4,862 employees at February 28, 2001 and 4,917, 4,741 and 4,978 employees at December 31, 2000, 1999 and 1998, respectively. Some of the employees included in these numbers are not United States citizens. None of the Company's employees are covered by collective bargaining agreements with labor unions. Rowan considers relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES
-------------------

Rowan leases as its corporate headquarters 59,600 square feet of space in an office tower located at 2800 Post Oak Boulevard in Houston, Texas.

DRILLING RIGS

The following is a summary of the principal drilling equipment owned or operated by Rowan and in service at March 30, 2001. See "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 and 20 in the Annual Report, which pages are incorporated herein by reference.

OFFSHORE RIGS

                                   Depth (feet) (b)                                              Contract Status
                                   -----------------   Year in                   ---------------------------------------------------
         Name            Class(a)  Water    Drilling   Service     Location            Customer            Type(h)       Duration(i)
------------------------ --------  ------   --------   -------  --------------   ---------------------   ------------    -----------
CANTILEVER JACK-UP RIGS:

Rowan Gorilla VI(c)(e)    219-C      490     30,000      2000   Gulf of Mexico         Anadarko          well-to-well     June 2001

Rowan Gorilla V(c)(e)     219-C      400     30,000      1998   Eastern Canada   Sable Offshore Energy       term         May 2001

Rowan Gorilla IV(c)(d)    200-C      450     30,000      1986   Gulf of Mexico         Anadarko          well-to-well     June 2001

Rowan Gorilla III(c)(d)   200-C      400     30,000      1984   Gulf of Mexico       Not Committed

Rowan Gorilla II(c)(d)    200-C      450     30,000      1984   Gulf of Mexico         Dominion          well-to-well    June 2001

Rowan-California(c)       116-C      300     30,000      1983   Gulf of Mexico          El Paso          well-to-well    May 2001

Rowan-Halifax(c)(g)       116-C      350     30,000      1982   Gulf of Mexico          Chevron          multiple well   April 2001
                                                                                        McMoran          multiple well   July 2001

Cecil Provine(c)(g)       116-C      300     30,000      1982   Gulf of Mexico          El Paso          well-to-well    April 2001

Gilbert Rowe(c)(d)        116-C      350     30,000      1981   Gulf of Mexico          Samedan          well-to-well    June 2001

Arch Rowan(c)(d)          116-C      350     30,000      1981   Gulf of Mexico           Nexen            single well    July 2001

Charles Rowan(c)(d)       116-C      350     30,000      1981   Gulf of Mexico          Chevron          well-to-well    April 2001

Rowan-Paris(c)(d)         116-C      350     30,000      1980   Gulf of Mexico           Devon           multiple well    May 2001

Rowan-Middletown(c)(d)    116-C      350     30,000      1980   Gulf of Mexico          Samedan          multiple well   June 2001

Rowan-Fort Worth(c)(d)    116-C      350     30,000      1978   Gulf of Mexico          El Paso          multiple well   April 2001

Rowan-Houston(c)           52-C      250     20,000      1970   Gulf of Mexico         Anadarko          multiple well   April 2001


CONVENTIONAL JACK-UP RIGS:

Rowan-Odessa(c)(f)         116       350     30,000      1977   Gulf of Mexico         Newfield          multiple well   May 2001

Rowan-Juneau(c)(f)         116       300     30,000      1977   Gulf of Mexico           Devon           multiple well   May 2001

Rowan-Alaska(c)(f)          84       350     30,000      1975   Gulf of Mexico         Anadarko          multiple well   June 2001

Rowan-Louisiana(c)(f)       84       350     30,000      1975   Gulf of Mexico         Anadarko          multiple well   June 2001


Rowan-Texas(c)              52       250     20,000      1973   Gulf of Mexico    Houston Exploration    well-to-well    April 2001

Rowan-Anchorage(c)          52       250     20,000      1972   Gulf of Mexico         Newfield          well-to-well    April 2001

Rowan-New Orleans(c)(f)     52       250     20,000      1971   Gulf of Mexico         Newfield          multiple well   June 2001

SEMI-SUBMERSIBLE RIG:

Rowan-Midland(c)                   1,200     25,000      1976   Gulf of Mexico          Texaco           well-to-well    April 2001

------------------------------------------------------------------------------------------------------------------------------------

(a) Indicated Class is a number assigned by LeTourneau, Inc. to jack-ups of its design and construction. Class 200-C is a Gorilla Class unit designed for extreme hostile environment capability. Class 219-C is a Super Gorilla Class unit, an enhanced version of the Gorilla Class.
(b)   Indicates rated water depth in current location and rated drilling depth
(c)   Unit equipped with a top-drive drilling system
(d)   Unit equipped with three mud pumps
(e)   Unit equipped with four mud pumps
(f) Unit equipped with a skid base unit - refer to page 1 of this Form 10-K for a discussion of "skid base" technology
(g)   Unit sold and leased back under agreement expiring in 2008
(h) Refer to "Contracts" on pages 3 and 4 of this Form 10-K for a discussion of types of drilling contracts.
(i)   Indicates estimated completion date of work to be performed

ONSHORE RIGS (a)

                                               Maximum                                            Contract Status
                                               Drilling                      ------------------------------------------------------
  Name            Type           Horsepower   Depth(feet)    Location            Customer             Type(c)           Duration(d)
---------   ---------------      ----------   -----------    ---------       -----------------     -------------        -----------
Rig 7         Mechanical           2,000        20,000         Texas         Blackstone Energy     well-to-well          June 2001

Rig 9       Diesel electric        3,000        25,000       Louisiana           Anadarko          well-to-well          May 2001

Rig 12        Mechanical           2,000        20,000       Louisiana            Samedan          well-to-well          June 2001

Rig 14        Mechanical           3,000        30,000       Louisiana             Davis           well-to-well          July 2001

Rig 15        Mechanical           3,000        30,000         Texas             Phillips          multiple well         July 2001

Rig 18         Electric            2,000        30,000       Louisiana              Davis            single well          May 2001

Rig 26(b)      Electric            2,000        25,000       Louisiana        Pogo Producing       well-to-well          June 2001

Rig 29        Mechanical           1,500        25,000         Texas              Samson           well-to-well          May 2001

Rig 30        Mechanical           2,000        20,000       Louisiana          Chesapeake         well-to-well         April 2001
                                                                                 Anadarko           single well          June 2001

Rig 31(b)      Electric            3,000        30,000         Texas            Chesapeake         well-to-well          May 2001


Rig 33        Diesel electric      3,000        25,000        Alaska           not committed

Rig 34         Electric            2,000        25,000         Texas             Crawford              term              May 2001

Rig 35        Diesel electric      3,000        25,000        Alaska           not committed


Rig 41         Electric            2,000        20,000         Texas              Etoco              single well       April 2001

-----------------------------------------------------------------------------------------------------------------------------------

(a) Onshore rigs were constructed at various dates between 1960 and 1982, utilizing new as well as used equipment. Most of the rigs have been substantially rebuilt subsequent to their respective dates of construction.
(b)   Unit equipped with a top-drive drilling system
(c) Refer to "Contracts" on pages 3 and 4 of this Form 10-K for a discussion of types of drilling contracts.
(d)   Indicates estimated completion date of work to be performed

Rowan's drilling division leases and, in some cases, owns various operating and administrative facilities generally consisting of office, maintenance and storage space in the states of Alaska, Texas and Louisiana and in the countries of Canada, England, Scotland and The Netherlands.

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

LeTourneau's mud pumps are machined, fabricated and assembled at a facility in Houston, Texas, having approximately 64,000 square feet of covered work area and 16,000 square feet of office space and at its Longview, Texas facility.

LeTourneau's distributor of forest products in the northwestern United States is located on a six-acre site in Troutdale, Oregon with approximately 22,000 square feet of building space.

LeTourneau's distributor of mining equipment products in the western United States is located in a leased facility in Tucson, Arizona having approximately 20,000 square feet.

AIRCRAFT

At March 30, 2001, Era owned a fleet of 94 helicopters and 19 fixed-wing aircraft, consisting of the following:

      o     64 twin-engine turbine aircraft, including:

            o     3 Sikorsky S-61Ns (26 passengers)
            o     2 Eurocopter AS-332L Super Pumas (19 passengers)
            o     16 Bell 212s (14 passengers)
            o     13 Bell 412s (14 passengers)
            o     3 Sikorsky S-76A+s (13 passengers)
            o     27 Eurocopter BO-105CBSs (5 passengers)

      o     30 single-engine turbine aircraft, including:

            o     5 Bell 206LRs (6 passengers)
            o     25 Eurocopter AS350B-2 AStars (6 passengers)

      o     19 fixed-wing aircraft, including:

            o     5 Convair 580s (50 passengers)
            o     9 DeHavilland Twin Otters (9-19 passengers)
            o     3 DeHavilland Dash 8s (37 passengers)
            o     2 Douglas DC-3s (28 passengers).

Era's principal aircraft bases in Alaska, all located on leased property, are a fixed-wing air service center (57,000 square feet of hangar, repair and office facilities) at Anchorage International Airport, with two adjacent hangars housing its helicopter and fixed-wing operations totaling approximately 45,000 square feet. Era also maintains similar, smaller helicopter facilities in Alaska at Deadhorse, Juneau, Valdez and Yakutat.

Era's principal base for its Gulf of Mexico operations is located on leased property at Lake Charles Regional Airport. The facility has 63,000 square feet of space, including helicopter hangars, a repair facility and an operations and administrative building. Era also operates a helicopter base (20,700 square feet of hangar, repair and office facilities) located on leased property at the Terrebonne Airport in Houma, Louisiana, a helicopter base (5,700 square feet of hangar, repair and office facilities) located on leased property in New Iberia, Louisiana, a helicopter base (12,500 square feet of hangar, repair and office facilities) located on leased property in Fourchon, Louisiana and a helicopter base (3,600 square feet of office and waiting room facilities) located on three acres of property in Venice, Louisiana.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

A claim for damages and costs has been made against a Rowan subsidiary in the United Kingdom courts in respect of a Gorilla V contract termination dispute with one of Rowan's customers. Rowan is vigorously defending itself in such proceeding and has asserted a counterclaim for the full contract value and costs. In a separate case in Harris County, Texas, Rowan is pursuing damages for tortious conduct by BP Amoco and its co-venturers, Enterprise and Amerada Hess, in connection with the contract termination.

Rowan is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. Rowan believes that there are no contingencies, claims or lawsuits that will have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of Rowan common stockholders during the fourth quarter of the fiscal year ended December 31, 2000.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------

The names, positions, years of credited service and ages of the officers of the Company as of March 30, 2001 are listed below. Officers are normally appointed annually by the Board of Directors at the bylaws-prescribed meeting held in the spring and serve at the discretion of the Board of Directors. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

                                                                   Years of
                                                                   Credited
        Name                          Position                     Service       Age
        ----                          --------                     -------       ---
 EXECUTIVE OFFICERS:
 C. R. Palmer           Chairman of the Board, President              41         66
                          and Chief Executive Officer
 R. G. Croyle           Executive Vice President and Director         27         58
 D. F. McNease          Executive Vice President, President of        26         49
                          Drilling subsidiaries and Director
 E. E. Thiele           Senior Vice President, Finance,               31         61
                          Administration and Treasurer
 Paul L. Kelly          Senior Vice President, Special Projects       18         61
 Mark A. Keller         Senior Vice President, Marketing -             8         48
                          North American Drilling
 D. C. Eckermann (1)    Vice President, Manufacturing                 14         53
 C. W. Johnson (2)      Vice President, Aviation                      23         57
 John L. Buvens         Vice President, Legal                         20         45
 Bill S. Person         Vice President, Industrial Relations          33         53
 William C. Provine     Vice President, Investor Relations            14         54

 OTHER OFFICERS:
 William H. Wells       Controller                                     7         38
 Mark H. Hay            Secretary and Assistant Treasurer             21         56
 P. G. Wheeler          Assistant Treasurer and                       26         53
                          Corporate Tax Director
 Lynda A. Aycock        Assistant Treasurer and                       29         54
                          Assistant Secretary

(1) Also serves as President and Chief Executive Officer of LeTourneau, Inc., a Rowan subsidiary.

(2) Also serves as President and Chief Operating Officer of Era Aviation, Inc., a Rowan subsidiary.

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

Since April 2000, Mr. Keller's principal occupation has been in the position set forth. For more than five years prior to that time, Mr. Keller served as Vice President, Marketing - North American Drilling.

Since April 1999, Mr. Eckermann's principal occupation has been in the position set forth. From September 1996 to April 1999, Mr. Eckermann served as President and Chief Executive Officer of LeTourneau, Inc., a subsidiary of the Company. From February 1994 to September 1996, Mr. Eckermann served as President of LeTourneau Marine Group and Vice President, Operations of LeTourneau, Inc.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The information required hereunder regarding the Common Stock price range and cash dividend information for 2000 and 1999 and the number of holders of Common Stock is set forth on page 21 of Rowan's Annual Report under the title "Common Stock Price Range, Cash Dividends and Stock Splits (Unaudited)", and is incorporated herein by reference, except for the final two sentences under such title. Also incorporated herein by reference to the Annual Report is the ninth paragraph appearing on page 20 within "Management's Discussion and Analysis of Financial Condition and Results of Operations", which provides information pertinent to the Company's ability to pay cash dividends subject to certain restrictions. Rowan's Common Stock is listed on the New York Stock Exchange and the Pacific Exchange - Stock & Options.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The information required hereunder is set forth on pages 14 and 15 of Rowan's Annual Report under the title "Ten-Year Financial Review" and is incorporated herein by reference, except for the information for the years 1995, 1994, 1993, 1992 and 1991.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The information required hereunder is set forth on pages 16 through 20 under the title "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Rowan's Annual Report and is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
---------------------------------------------------------------------

Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is not significant. Rowan's adoption, effective January 1, 2001, of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, did not materially impact its financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Refer to ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K on pages 18 through 22 of this Form 10-K for a listing of financial statements of the registrant and its subsidiaries, all of which financial statements are incorporated by reference under this item.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information in the table spanning pages 2 and 3, in footnotes (1) and (2) on page 3 and in the paragraph under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 of the Proxy Statement for Rowan's 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. There are no family relationships among the directors or nominees for directors and the executive officers of the Company, nor any arrangements or understandings between any director or nominee for director and any other person pursuant to which such director or nominee for director was selected. Except as otherwise indicated, each Rowan director or nominee for director has been employed or engaged for the past five years in the principal occupation set forth opposite his name in the information incorporated by reference. See ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT on page 15 of this Form 10-K for information relating to executive officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The standard arrangement for compensating directors described under the title, "Director Compensation" on page 4 of the Proxy Statement and the information appearing under the titles "Summary Compensation Table", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Debentures Offered in Last Fiscal Year" and "Pension Plans" on pages 11 through 13 of the Proxy Statement are incorporated herein by reference. In accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Proxy Statement under the titles "Compensation Committee Report on Executive Compensation", "Audit Committee Report" and "Stock Performance Graphs" shall not be deemed to be filed as part of this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information regarding security ownership of management of the Company set forth under the heading "Director and Officer Stock Ownership" appearing on page 6 and the information appearing under the title "Security Ownership of Certain Beneficial Owners" appearing on page 15 of the Proxy Statement is incorporated herein by reference.

The business address of all directors is the principal executive offices of the Company as set forth on the facing page of this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Information regarding certain business relationships and transactions between Rowan and certain of the directors of the Company under the heading "Compensation Committee Interlocks and Insider Participation; Certain Transactions" appearing on page 16 of the Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)1.  Financial Statements

       The following financial statements and independent auditors' report, included in the Annual Report, are incorporated herein by reference:

                                                                   Page of 2000
                                                                   Annual Report
                                                                   -------------

          Consolidated Balance Sheet, December 31, 2000 and 1999 ........22
          Consolidated Statement of Operations for the Years
               Ended December 31, 2000, 1999 and 1998 ...................23
          Consolidated Statement of Changes in Stockholders'
               Equity for the Years Ended December 31, 2000,
               1999 and 1998 ............................................24
          Consolidated Statement of Cash Flows for the Years
               Ended December 31, 2000, 1999 and 1998 ...................25
          Notes to Consolidated Financial Statements ....................26
          Independent Auditors' Report ..................................21
          Selected Quarterly Financial Data (Unaudited) for the
               Quarters Ended March 31, June 30, September 30
               and December 31, 2000 and 1999 ...........................21

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

   3.  Exhibits:

       Unless otherwise indicated below as being incorporated by reference to another filing of the Company with the Securities and Exchange Commission, each of the following exhibits is filed herewith:

       3a Restated Certificate of Incorporation dated February 17, 1984, incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491) and Exhibits 4a, 4b, 4c, 4d, 4e, 4f, 4g and 4h below.

       3b   Bylaws amended as of April 28, 2000, incorporated by reference to
            Exhibit 3 to Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-5491).

       4a Certificate of Change of Address of Registered Office and of Registered Agent dated July 25, 1984, incorporated by reference to
            Exhibit 4.4 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).

       4b Certificate of Amendment of Certificate of Incorporation dated April 24, 1987, incorporated by reference to Exhibit 4.5 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).

       4c Certificate of Designation of the Series III Preferred Stock dated November 30, 1994, incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).

       4d Certificate of Designation of the Series A Junior Preferred Stock dated March 2, 1992, incorporated by reference to Exhibit 4.6 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).

       4e Certificate of Designation of (and Certificate of Correction related thereto) the Series A Preferred Stock dated August 5, 1998 and January 28, 1999, respectively, incorporated by reference to Exhibit
            4.8 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).

       4f Certificate of Designation of the Series B Preferred Stock dated June 24, 1999, incorporated by reference to Exhibit 4d to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

       4g Certificate of Designation of the Series C Preferred Stock dated July 28, 2000, incorporated by reference to Exhibit 4.10 to Registration Statement No. 333-44874 on Form S-8 (File No. 1-5491).

       4h Certificate of Elimination related to the $2.125 Convertible Exchangeable Preferred Stock, Series I Preferred Stock and Series II Preferred Stock, incorporated by reference to Exhibit 4d to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

       4i Rights Agreement as amended between Rowan and Citibank, N.A. as Rights Agent, incorporated by reference to Exhibit 4d to Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491) and Fourth Amendment thereto dated as of December 20, 2000, incorporated by reference to Exhibit 99.1 to Form 8-K dated December 22, 2000.

       4j   Specimen Common Stock certificate, incorporated by reference to
            Exhibit 4h to Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

       4k Form of Promissory Note dated November 30, 1994 between purchasers of Series III Floating Rate Subordinated Convertible Debentures due 2004 and Rowan, incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

       4l Form of Promissory Note dated April 24, 1998 between purchasers of Series A Floating Rate Subordinated Convertible Debentures due 2008 and Rowan, incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

       4m Form of Promissory Note dated April 22, 1999 between purchasers of Series B Floating Rate Subordinated Convertible Debentures due 2009 and Rowan, incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

       4n Form of Promissory Note date April 27, 2000 between purchasers of Series C Floating Rate Subordinated Convertible Debentures due 2010 and Rowan.

       10a  1980 Nonqualified Stock Option Plan, incorporated by reference to
            Exhibit 5.10 to Registration Statement on Form S-7 (Registration No. 2-68622).

       10b Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Exhibit 10a of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

       10c 1998 Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

       10d 1986 Convertible Debenture Incentive Plan, as amended, incorporated by reference to Exhibit 10h to Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

       10e 1998 Convertible Debenture Incentive Plan, incorporated by reference to Exhibit 10c to Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

       10f Pension Restoration Plan, incorporated by reference to Exhibit 10h to Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).

       10g Pension Restoration Plan of LeTourneau, Inc., a wholly owned subsidiary of the Company, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

       10h Participation Agreement dated December 1, 1984 between Rowan and Textron Financial Corporation et al. and Bareboat Charter dated December 1, 1984 between Rowan and Textron Financial Corporation et al., incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).

       10i Participation Agreement dated December 1, 1985 between Rowan and Eaton Leasing Corporation et. al. and Bareboat Charter dated December 1, 1985 between Rowan and Eaton Leasing Corporation et. al., incorporated by reference to Exhibit 10d to Form 10-K for the fiscal year ended December 31, 1985 (File No.1-5491).

       10j Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1984 between Rowan and Textron Financial Corporation et al, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

       10k Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1985 between Rowan and Eaton Leasing Corporation et. al, incorporated by reference to Exhibit 10k to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

       10l Consulting Agreement as amended as of January 1, 1998 between Rowan and C. W. Yeargain, incorporated by reference to Exhibit 10k to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

       10m Consulting Agreement dated January 1, 1990 and Amendment No. 1 thereto dated August 30, 1994, but effective January 1, 1994, between Rowan Energy Investments Inc., a wholly owned subsidiary of the Company, and Hans M. Brinkhorst, incorporated by reference to
            Exhibit 10l to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

       10n Commitment to Guarantee Obligations dated December 17, 1996 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10t to Form 10-K for fiscal year ended December 31, 1996 (File No. 1-5491).

       10o Amendment No. 1 dated June 30, 1997 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to
            Exhibit 10p to 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).

       10p Amendment No. 2 dated July 1, 1998 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to
            Exhibit 10o to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

       10q Trust Indenture dated December 17, 1996 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10u to Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

       10r Amendment No. 1 to the Credit Agreement and Supplement No. 1 to Trust Indenture both dated July 1, 1997 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).

       10s Supplement No. 2 to Trust Indenture dated July 1, 1998 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

       10t Commitment to Guarantee Obligations dated September 29, 1998 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10a to Form 10-Q for fiscal quarter ended September 30, 1998 (File No. 1-5491).

       10u Credit Agreement and Trust Indenture both dated September 30, 1998 between Rowan and Citibank, N.A., incorporated by reference to
            Exhibit 10b to Form 10-Q for the fiscal quarter ended September 30, 1998 (File No. 1-5491).

       10v Amendment No. 1 dated March 15, 2001 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation.

       10w Supplement No. 1 to Trust Indenture dated March 15, 2001 between Rowan and Citibank, N.A.

       10x Commitment to Guarantee Obligations dated October 29, 1999 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

       10y Credit Agreement and Trust Indenture both dated October 29, 1999 between Rowan and Citibank, N.A., incorporated by reference to
            Exhibit 10w to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

       11 Computation of Basic and Diluted Earnings (Loss) Per Share for the years ended December 31, 2000, 1999 and 1998 appearing on page 24 in this Form 10-K.

       13*  Annual Report to Stockholders for fiscal year ended December 31,
            2000.

       21   Subsidiaries of the Registrant as of March 30, 2001.

       23   Independent Auditors' Consent.

       24 Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 2000.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Compensatory plans in which directors and executive officers of the Company participate are listed as follows:

      o     1980 Nonqualified Stock Option Plan, incorporated by reference to
            Exhibit 5.10 to Registration Statement on Form S-7 (Registration No. 2-68622).

      o Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Exhibit 10a to Form 10-Q for the fiscal year ended March 31, 1998 (File No. 1-5491).

      o 1998 Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

      o     1986 Convertible Debenture Incentive Plan, as amended, included as
            Exhibit 10h of this Form 10-K incorporated by reference to Exhibit 10h to Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

      o 1998 Convertible Debenture Incentive Plan, incorporated by reference to Exhibit 10c to Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

      o Pension Restoration Plan, incorporated by reference to Exhibit 10i to Form 10-K for the fiscal year ended December 31, 1992 (File 1-5491).

      o Pension Restoration Plan of LeTourneau, Inc., a wholly owned subsidiary of the Company, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

      Rowan agrees to furnish to the Commission upon request a copy of all instruments defining the rights of holders of long-term debt of the Company and its subsidiaries.

      ----------

      * Only portions specifically incorporated herein are deemed to be filed.

 (b)  Reports on Form 8-K:

            On December 22, 2000, Rowan filed a Current Report on Form 8-K for the purpose of filing under "Item 5. Other Events" the fourth amendment to its Rights Agreement dated February 25, 1992, which, among other things, deleted the requirement of a majority vote of continuing directors to approve certain actions and the 10-day holding period in which the Rights are redeemable, and amended the definition of an Acquiring Person to exempt inadvertent acquisitions of Rowan stock in certain circumstances.

            For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 2-67866 (filed May 22, 1980), 2-58700, as amended by Post-Effective Amendment No. 4
           (filed June 11, 1980), 33-33755, as amended by Amendment No. 1
           (filed March 29, 1990), 33-61444 (filed April 23, 1993), 33-51103
           (filed November 18, 1993), 33-51105 (filed November 18, 1993),
           33-51109 (filed November 18, 1993), 333-25041 (filed April 11, 1997),
           333-25125 (filed April 14, 1997), 333-84369 (filed August 3, 1999),
           333-84405 (filed August 3, 1999) and 333-44874 as amended by
           Amendment No. 2 (filed November 16, 2000):

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

                                            Date:    March 30, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

       Signature                            Title                     Date
       ---------                            -----                     ----
        C. R. PALMER              Chairman of the Board,          March 30, 2001
       (C. R. Palmer)             President and Chief
                                  Executive Officer

        E. E. THIELE              Principal Financial Officer     March 30, 2001
       (E. E. Thiele)

        WILLIAM H. WELLS          Principal Accounting Officer    March 30, 2001
       (William H. Wells)

       *HENRY O. BOSWELL          Director                        March 30, 2001
       (Henry O. Boswell)

       *HANS M. BRINKHORST        Director                        March 30, 2001
       (Hans M. Brinkhorst)

       *R. G. CROYLE              Director                        March 30, 2001
       (R. G. Croyle)

       *FREDERICK R. LAUSEN       Director                        March 30, 2001
       (Frederick R. Lausen)

       *H. E. LENTZ               Director                        March 30, 2001
       (H. E. Lentz)

       *D. F. MCNEASE             Director                        March 30, 2001
       (D. F. McNease)

       *LORD MOYNIHAN             Director                        March 30, 2001
       (Lord Moynihan)

       *WILFRED P. SCHMOE         Director                        March 30, 2001
       (Wilfred P. Schmoe)

       *CHARLES P. SIESS, JR.     Director                        March 30, 2001
       (Charles P. Siess, Jr.)

       *BY C. R. PALMER
       (C. R. Palmer,
       Attorney-in-fact)

                                  EXHIBIT INDEX


FOOTNOTE    EXHIBIT
REFERENCE   NUMBER                       EXHIBIT DESCRIPTION
---------   -------   -------------------------------------------------------------
  (1)        3a       Restated Certificate of Incorporation of the Company, dated
                      February 17, 1984, incorporated by reference to Exhibit 4.1 to
                      Registration Statement No. 333-84369 on Form S-8 (File No.
                      1-5491) and Exhibits 4a, 4b, 4c, 4d, 4e, 4f, 4g and 4h below.

  (1)        3b       Bylaws of the Company amended as of April 28, 2000,
                      incorporated by reference to Exhibit 3 to Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-5491).

  (1)        4a       Certificate of Change of Address of Registered Office and of
                      Registered Agent dated July 25, 1984, incorporated by
                      reference to Exhibit 4.4 to Registration Statement No.
                      333-84369 on Form S-8 (File No. 1-5491).

  (1)        4b       Certificate of Amendment of Certificate of Incorporation dated
                      April 24, 1987, incorporated by reference to Exhibit 4.5 to
                      Registration Statement No. 333-84369 on Form S-8 (File No.
                      1-5491).

  (1)        4c       Certificate of Designation of the Company's Series III
                      Preferred Stock dated November 30, 1994 incorporated by
                      reference to Exhibit 4.7 to Registration Statement No.
                      333-84369 on Form S-8 (File No. 1-5491).

  (1)        4d       Certificate of Designation of the Company's Series A Junior
                      Preferred Stock dated March 2, 1992 incorporated by reference to Exhibit 4.6 to Registration Statement No. 333-84369 on Form
                      S-8 (File No. 1-5491).

  (1)        4e       Certificate of Designation of (and Certificate of Correction
                      related thereto) the Company's Series A Preferred Stock dated
                      August 5, 1998 and January 28, 1999, respectively,
                      incorporated by reference to Exhibit 4.8 to Registration
                      Statement No. 333-84369 on Form S-8 (File No. 1-5491).

  (1)        4f       Certificate of Designation of the Company's Series B Preferred
                      Stock dated June 24, 1999, incorporated by reference to
                      Exhibit 4d to Form 10-K for the fiscal year ended December 31,
                      1999 (File No. 1-5491).

  (1)        4g       Certificate of Designation of the Series C Preferred Stock
                      dated July 28, 2000, incorporated by reference to Exhibit 4.10 to Registration Statement No. 333-44874 on Form S-8 (File No.
                      1-5491).

  (1)        4h       Certificate of Elimination related to the Company's $2.125
                      Convertible Exchangeable Preferred Stock, Series I Preferred
                      Stock and Series II Preferred Stock, incorporated by reference to Exhibit 4d to Form 10-K for the fiscal year ended December
                      31, 1998 (File No. 1-5491).

                                                                     Page 2 of 5

FOOTNOTE    EXHIBIT
REFERENCE   NUMBER                      EXHIBIT DESCRIPTION
---------   -------   -------------------------------------------------------------
  (1)       4i        Rights Agreement as amended between the Company and Citibank,
                      N.A. as Rights Agent incorporated by reference to Exhibit 4d to Form 10-K for the fiscal year ended December 31, 1997 (File
                      No. 1-5491) and fourth Amendment thereto dated as of December
                      20, 2000, incorporated by reference to Exhibit 99.1 to Form
                      8-K dated December 22, 2000.

  (1)       4j        Specimen Common Stock certificate incorporated by reference to
                      Exhibit 4h to Form 10-K for the fiscal year ended December 31,
                      1996 (File No. 1-5491).

  (1)       4k        Form of Promissory Note dated November 30, 1994 between the purchasers of Series III Floating Rate Subordinated
                      Convertible Debentures due 2004 and the Company incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

  (1)       4l        Form of Promissory Note date April 24, 1998 between the
                      purchasers of Series A Floating Rate Subordinated Convertible
                      Debentures due 2008 and the Company, incorporated by reference to Exhibit 4h to Form 10-K for the fiscal year ended December
                      31, 1998 (File No. 1-5491).

  (1)       4m        Form of Promissory Note date April 22, 1999 between the
                      purchasers of Series B Floating Rate Subordinated Convertible
                      Debentures due 2009 and the Company incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December
                      31, 1999 (File No. 1-5491).

  (1)       4n        Form of Promissory Note date April 27, 2000 between purchasers of Series C Floating Rate Subordinated Convertible Debentures
                      due 2010 and Rowan.

  (1)       10a       1980 Nonqualified Stock Option Plan of the Company together with form of Stock Option Agreement related thereto
                      incorporated by reference to Exhibit 5.10 to Registration
                      Statement on Form S-7 (Registration No. 2-68622).

  (1)       10b       Restated 1988 Nonqualified Stock Option Plan of the Company
                      incorporated by reference to Exhibit 10a of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

  (1)       10c       1998 Nonemployee Director Stock Option Plan of the Company
                      incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

  (1)       10d       1986 Convertible Debenture Incentive Plan of the Company as
                      amended incorporated by reference to Exhibit 10h to Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).


  (1)       10e       1998 Convertible Debenture Incentive Plan of the Company
                      incorporated by reference to Exhibit 10c to Form 10-Q
                      for the fiscal quarter ended March 31, 1998 (File No. 1-5491).



FOOTNOTE    EXHIBIT
REFERENCE   NUMBER                      EXHIBIT DESCRIPTION
---------   -------   ----------------------------------------------------------
  (1)       10f       Pension Restoration Plan of the Company incorporated by
                      reference to Exhibit 10h to Form 10-K for the fiscal year
                      ended December 31, 1992 (File No. 1-5491).

  (1)       10g       Pension Restoration Plan of LeTourneau, Inc incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year
                      ended December 31, 1994 (File No. 1-5491).

  (1)       10h       Participation Agreement dated December 1, 1984 between the
                      Company and Textron Financial Corporation et al. and Bareboat
                      Charter dated December 1, 1984 between the Company and Textron
                      Financial Corporation et al. incorporated by reference to
                      Exhibit 10c to Form 10-K for the fiscal year ended December
                      31, 1985 (File No. 1-5491).

  (1)       10i       Participation Agreement dated December 1, 1985 between the
                      Company and Eaton Leasing Corporation et. al. and Bareboat
                      Charter dated December 1, 1985 between the Company and Eaton
                      Leasing Corporation et. al. incorporated by reference to
                      Exhibit 10d to Form 10-K for the fiscal year ended December
                      31, 1985 (File No.1-5491).

  (1)       10j       Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat
                      Charter dated December 1, 1984 between the Company and Textron
                      Financial Corporation et. al., incorporated by reference to
                      Exhibit 10j to Form 10-K for the fiscal year ended December
                      31, 1999 (File No. 1-5491).

  (1)       10k       Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat
                      Charter dated December 1, 1985 between the Company and Eaton
                      Leasing Corporation et. al., incorporated by reference to
                      Exhibit 10K to Form 10-K for the fiscal year ended December
                      31, 1999 (File No. 1-5491).

  (1)       10l       Consulting Agreement as amended as of January 1, 1998 between the Company and C. W. Yeargain, incorporated by reference to
                      Exhibit 10k to Form 10-K for the fiscal year ended December
                      31, 1998 (File No. 1-5491)

  (1)       10m       Consulting Agreement dated January 1, 1990 and Amendment No. 1 thereto dated August 30, 1994, but effective January 1, 1994, between Rowan Energy Investments Inc., wholly-owned subsidiary of the Company, and Hans M. Brinkhorst, incorporated by
                      reference to Exhibit 101 to Form 10-K for the fiscal year
                      ended December 31, 1998 (File No. 1-5491).


FOOTNOTE    EXHIBIT
REFERENCE   NUMBER                       EXHIBIT DESCRIPTION
---------   -------   ------------------------------------------------------------
  (1)       10n       Commitment to Guarantee Obligations and First Preferred Ship
                      Mortgage both dated December 17, 1996 between the Company and the Maritime Administration of the U.S. Department of
                      Transportation incorporated by reference to Exhibit 10t to
                      Form 10-K for fiscal year ended December 31, 1996 (File No.
                      1-5491).

  (1)       10o       Amendment No. 1 dated June 30, 1997 to Commitment to Guarantee
                      Obligations between the Company and the Maritime
                      Administration of the U.S. Department of Transportation
                      incorporated by reference to Exhibit 10p to Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).

  (1)       10p       Amendment No. 2 dated July 1, 1998 to Commitment to Guarantee
                      Obligations between the Company and the Maritime
                      Administration of the U.S. Department of Transportation,
                      incorporated by reference to Exhibit 10o to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

  (1)       10q       Credit Agreement and Trust Indenture both dated December 17,
                      1996 between the Company and Citibank, N.A. incorporated by reference to Exhibit 10u to Form 10-K for the fiscal year
                      ended December 31, 1996 (File No. 1-5491).

  (1)       10r       Amendment No. 1 to the Credit Agreement and Supplement No. 1
                      to Trust Indenture both dated July 1, 1997 between the Company and Citibank, N.A. incorporated by reference to Exhibit 10r to
                      Form 10-K for the fiscal year ended December 31, 1997 (File
                      No. 1-5491).

  (1)       10s       Supplement No. 2 to Trust Indenture dated July 1, 1998 between the Company and Citibank, N.A, incorporated by reference to
                      Exhibit 10r to Form 10-K for the fiscal year ended December
                      31, 1998 (File No. 1-5491).

  (1)       10t       Commitment to Guarantee Obligations and First Preferred Ship
                      Mortgage both dated September 29, 1998 between the Company and the Maritime Administration of the U.S. Department of
                      Transportation incorporated by reference to Exhibit 10a to
                      Form 10-Q for fiscal quarter ended September 30, 1998 (File
                      No. 1-5491).

  (1)       10u       Credit Agreement and Trust Indenture both dated September 30,
                      1998 between the Company and Citibank, N.A. incorporated by reference to Exhibit 10b to Form 10-Q for the fiscal quarter ended September 30, 1998 (File No. 1-5491).

  (2)       10v       Amendment No. 1 dated March 15, 2001 to Commitment to
                      Guarantee Obligations between Rowan and the Maritime
                      Administration of the U.S. Department of Transportation.

  (2)       10w       Supplement No. 1 to Trust Indenture dated March 15, 2001
                      between Rowan and Citibank, N.A.

                                                                     Page 5 of 5

FOOTNOTE    EXHIBIT
REFERENCE   NUMBER                        EXHIBIT DESCRIPTION
---------   -------   ------------------------------------------------------------
  (1)       10x       Commitment to Guarantee Obligations dated October 29, 1999 and
                      First Preferred Ship Mortgage between the Company and the
                      Maritime Administration of the U.S. Department of
                      Transportation, incorporated by reference to Exhibit 10v to
                      Form 10-K for the fiscal year ended December 31, 1999 (File
                      No. 1-5491).

  (1)       10y       Credit Agreement and Trust Indenture both dated October 29,
                      1999 between the Company and Citibank, N.A., incorporated by reference to Exhibit 10w to Form 10-K for the fiscal year
                      ended December 31, 1999 (File No. 1-5491).

  (3)       11        Computation of Basic and Diluted Earnings Per Share for the
                      years ended December 31, 2000, 1999 and 1998.

  (4)       13        Annual Report to Stockholders for fiscal year ended December
                      31, 2000.

  (2)       21        Subsidiaries of the Registrant as of March 30, 2001.

  (2)       23        Independent Auditors' Consent.

  (2)       24        Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 2000.


----------

(1) Incorporated herein by reference to another filing of the Company with the Securities and Exchange Commission as indicated.

(2)      Included herein.

(3)      Included in Form 10-K on page 24.

(4) Included herein. See ITEM 1, ITEMS 5-8 and Subpart (a)1. of ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K on page 18 on Form 10-K for specific portions incorporated herein by reference.