Form 10-Q
period 2001-03-31
ROWAN COMPANIES INC
filed 2001-05-14
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM_____TO_____



                              ROWAN COMPANIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)



           Delaware                         1-5491               75-0759420
-------------------------------         ---------------      -------------------
(State or other jurisdiction of         Commission File       (I.R.S. Employer
incorporation or organization)              Number           Identification No.)


2800 Post Oak Boulevard, Suite 5450  Houston, Texas      77056-6127
---------------------------------------------------      ----------
               (Address of principal executive offices)   (Zip Code)


                                 (713) 621-7800
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


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

The number of shares of common stock, $.125 par value, outstanding at April 30, 2001 was 94,341,204.

                              ROWAN COMPANIES, INC.

                                      INDEX

                                                                                   Page No.
                                                                                   --------
         PART I.       Financial Information:


         Item 1.       Financial Statements:

                           Consolidated Balance Sheet --
                           March 31, 2001 and December 31, 2000........................2

                           Consolidated Statement of Income --
                           Three Months Ended March 31, 2001
                           and 2000....................................................4

                           Consolidated Statement of Cash Flows --
                           Three Months Ended March 31, 2001
                           and 2000....................................................5

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

         Item 3.           Quantitative and Qualitative Disclosures
                           About Market Risk..........................................11



         PART II.      Other Information:


         Item 4.           Submission of Matters to a Vote
                           of Security Holders........................................12

         Item 6.           Exhibits and Reports on Form 8-K...........................12

                          PART I. FINANCIAL INFORMATION


Item 1. Financial statements


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                       March 31,    December 31,
                                                         2001           2000
                                                      ----------    ------------
                              ASSETS                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .......................   $  211,685     $  192,828
  Receivables - trade and other ...................      145,368        154,541
  Inventories - at cost:
    Raw materials and supplies ....................      108,658        103,352
    Work-in-progress ..............................       18,107         22,456
    Finished goods ................................        3,668          3,084
  Prepaid expenses ................................        5,973          3,397
  Deferred tax assets - net .......................        2,516          3,699
                                                      ----------     ----------
              Total current assets ................      495,975        483,357
                                                      ----------     ----------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment ..............................    1,571,514      1,553,849
  Aircraft and related equipment ..................      239,367        236,760
  Manufacturing plant and equipment ...............       95,043         94,077
  Construction in progress ........................      189,901        157,314
  Other property and equipment ....................      125,851        121,997
                                                      ----------     ----------
              Total ...............................    2,221,676      2,163,997
  Less accumulated depreciation and amortization ..      996,134        981,217
                                                      ----------     ----------
              Property, plant and equipment - net      1,225,542      1,182,780
                                                      ----------     ----------

OTHER ASSETS AND DEFERRED CHARGES .................       12,410         12,289
                                                      ----------     ----------

              TOTAL ...............................   $1,733,927     $1,678,426
                                                      ==========     ==========

See Notes to Consolidated Financial Statements.

                                                                                        March 31,       December 31,
                                                                                          2001              2000
                                                                                       ----------       ------------
                                                                                               (Unaudited)
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt ......................................        $   28,008        $   28,008
    Accounts payable - trade ..................................................            29,941            24,769
    Other current liabilities .................................................            52,819            51,577
                                                                                       ----------        ----------
            Total current liabilities .........................................           110,768           104,354
                                                                                       ----------        ----------

LONG-TERM DEBT - less current maturities ......................................           381,323           372,212
                                                                                       ----------        ----------

OTHER LIABILITIES .............................................................            53,943            57,713
                                                                                       ----------        ----------

DEFERRED INCOME TAXES - net ...................................................           100,988            91,390
                                                                                       ----------        ----------

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value:
      Authorized 5,000,000 shares issuable in series:
         Series III Preferred Stock, authorized 10,300 shares, none outstanding
         Series A Preferred Stock, authorized 4,800 shares, none outstanding
         Series B Preferred Stock, authorized 4,800 shares, none outstanding
         Series C Preferred Stock, authorized 9,606 shares, none outstanding
         Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
    Common stock, $.125 par value:
      Authorized 150,000,000 shares; issued 94,465,729 shares at
      March 31, 2001 and 94,384,704 shares at December 31, 2000 ...............            11,808            11,798
    Additional paid-in capital ................................................           628,731           626,309
    Retained earnings .........................................................           449,474           417,758
    Less cost of 150,000 treasury shares ......................................             3,108             3,108
                                                                                       ----------        ----------
            Total stockholders' equity ........................................         1,086,905         1,052,757
                                                                                       ----------        ----------

            TOTAL .............................................................        $1,733,927        $1,678,426
                                                                                       ==========        ==========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   For The Three Months
                                                      Ended March 31,
                                                 ------------------------
                                                    2001           2000
                                                 ---------      ---------
                                                       (Unaudited)
REVENUES:
    Drilling services ......................     $ 140,466      $  81,924
    Manufacturing sales and services .......        26,615         23,929
    Aviation services ......................        26,433         21,877
                                                 ---------      ---------
            Total ..........................       193,514        127,730
                                                 ---------      ---------

COSTS AND EXPENSES:
    Drilling services ......................        70,534         55,765
    Manufacturing sales and services .......        25,348         20,570
    Aviation services ......................        24,516         23,576
    Depreciation and amortization ..........        16,194         12,766
    General and administrative .............         6,389          4,848
                                                 ---------      ---------
            Total ..........................       142,981        117,525
                                                 ---------      ---------

INCOME FROM OPERATIONS .....................        50,533         10,205
                                                 ---------      ---------

OTHER INCOME (EXPENSE):
    Interest expense .......................        (6,688)        (6,520)
    Less interest capitalized ..............         2,631          4,178
    Interest income ........................         2,986          1,811
    Other - net ............................            95             66
                                                 ---------      ---------
            Other income (expense) - net ...          (976)          (465)
                                                 ---------      ---------

INCOME BEFORE INCOME TAXES .................        49,557          9,740
    Provision for income taxes .............        17,841          3,636
                                                 ---------      ---------
NET INCOME .................................     $  31,716      $   6,104
                                                 =========      =========

EARNINGS PER SHARE OF COMMON STOCK (Note 5):
    Basic ..................................     $     .34      $     .07
                                                 =========      =========

    Diluted ................................     $     .33      $     .07
                                                 =========      =========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       For The Three Months
                                                                                          Ended March 31,
                                                                                     ------------------------
                                                                                        2001          2000
                                                                                     ---------      ---------
                                                                                          (Unaudited)
CASH PROVIDED BY (USED IN):
   Operations:
      Net income ...............................................................     $  31,716      $   6,104
      Adjustments to reconcile net income to net cash provided by operations:
         Depreciation and amortization .........................................        16,194         12,766
         Deferred income taxes .................................................        10,781          3,199
         Compensation expense ..................................................         1,811          1,507
         Provision for pension and postretirement benefits .....................           752          2,251
         Gain on disposals of property, plant and equipment ....................        (1,050)          (613)
         Other - net ...........................................................                         (489)
      Changes in current assets and liabilities:
         Receivables- trade and other ..........................................         9,173          6,745
         Inventories ...........................................................        (1,541)        12,784
         Other current assets ..................................................        (2,576)           751
         Current liabilities ...................................................         2,398        (17,052)
      Net changes in other noncurrent assets and liabilities ...................          (794)          (127)
                                                                                     ---------      ---------
   Net cash provided by operations .............................................        66,864         27,826
                                                                                     ---------      ---------

   Investing activities:
      Property, plant and equipment additions ..................................       (59,570)       (72,706)
      Proceeds from disposals of property,  plant and equipment ................         1,831            840
      Purchase of pump companies, net of cash acquired .........................                       (7,245)
                                                                                     ---------      ---------
   Net cash used in investing activities .......................................       (57,739)       (79,111)
                                                                                     ---------      ---------

   Financing activities:
      Proceeds from  borrowings ................................................        23,615         30,321
      Repayments of borrowings .................................................       (14,504)      (116,378)
      Proceeds from stock option and convertible debenture plans ...............           621          1,014
      Proceeds from common stock offering, net of issue costs ..................                      246,760
                                                                                     ---------      ---------
   Net cash provided by financing activities ...................................         9,732        161,717
                                                                                     ---------      ---------

INCREASE IN CASH AND CASH EQUIVALENTS ..........................................        18,857        110,432
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................       192,828         87,055
                                                                                     ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................     $ 211,685      $ 197,487
                                                                                     =========      =========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements of Rowan included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. Certain information and notes have been condensed or omitted as permitted by those rules and regulations. We believe that the disclosures included herein are adequate, but suggest that you read these consolidated financial statements in conjunction with the financial statements and related notes included in our 2000 Annual Report to Stockholders,which are incorporated by reference in our Form 10-K for the year ended December 31, 2000.

2. We believe the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly Rowan's financial position as of March 31, 2001 and December 31, 2000, and the results of its operations for the three months ended March 31, 2001 and 2000 and its cash flows for the three months ended March 31, 2001 and 2000.

3. Rowan's results of operations and cash flows for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the full year.

4. Rowan has three principal operating segments: contract drilling of oil and gas wells, both onshore and offshore ("Drilling"), helicopter and fixed-wing aircraft services ("Aviation") and the manufacture and sale of heavy equipment for the mining, timber and transportation industries, alloy steel and steel plate and drilling equipment ("Manufacturing"). The following table presents certain financial information of Rowan by operating segment as of March 31, 2001 and 2000 and for the three month periods then ended (in thousands).

           2001                               Drilling          Manufacturing         Aviation           Consolidated
        ---------------------             ---------------      --------------     ---------------     -----------------
        Total Assets                        $ 1,388,870          $ 202,633           $ 142,424           $ 1,733,927
        Revenues                                140,466             26,615              26,433               193,514
        Operating Profit (Loss)(1)               59,127               (649)             (1,556)               56,922

           2000                              Drilling           Manufacturing         Aviation           Consolidated
        ---------------------             ---------------      --------------     ---------------     -----------------
        Total Assets                        $ 1,200,781          $ 183,697           $ 131,919           $ 1,516,397
        Revenues                                 81,924             23,929              21,877               127,730
        Operating Profit (Loss)(1)               18,459              1,661              (5,067)               15,053

(1) Income (loss) from operations before deducting general and administrative expenses.

Excluded from the preceding table are the effects of transactions between segments. During the three months ended March 31, 2001 and 2000, Rowan's manufacturing division provided approximately $19 million and $34 million, respectively, of products and services to its drilling division and Rowan's aviation division provided approximately $250,000 and $364,000, respectively, of flight services to its drilling division.

5. Computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                               For The Three Months
                                                                 Ended March 31,
                                                               --------------------
                                                                 2001        2000
                                                               --------    --------
         Weighted average shares of common
           stock outstanding .............................      94,282      87,589

         Stock options and related (treasury stock method)         927         927

         Shares issuable from assumed conversion
           of floating rate subordinated debentures ......       1,070       1,053
                                                               -------     -------

         Weighted average shares for diluted
           earnings per share calculation ................      96,279      89,569
                                                               =======     =======

         Net income for basic and diluted calculation ....     $31,716     $ 6,104
                                                               =======     =======

         Earnings per share:

           Basic .........................................     $   .34     $   .07
                                                               =======     =======

           Diluted .......................................     $   .33     $   .07
                                                               =======     =======

6. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities", as amended by Statements 137 and 138, generally requires recognition of derivative financial instruments as assets or liabilities, measured at fair value. Rowan's adoption of Statement No. 133, as amended, effective January 1, 2001, did not materially impact our financial position or results of operations.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to
        Three Months Ended March 31, 2000

Rowan achieved net income of $31.7 million in the first quarter of 2001 compared to $6.1 million in the same period of 2000. The improved results were attained largely through an increase in drilling activity and day rates between periods, primarily in the Gulf of Mexico, in addition to an enhanced contribution from our aviation division. Improving supply and demand fundamentals for oil and natural gas have yielded a favorable price environment for these commodities for most of the past 18 months, driving an increase in demand for drilling services.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first quarters of 2001 and 2000, respectively, is reflected below (dollars in thousands):

                                        Drilling             Manufacturing              Aviation              Consolidated
                                   ------------------     -------------------     -------------------     ---------------------
                                     2001      2000         2001        2000        2001        2000        2001         2000
                                   --------   -------     -------     -------     -------     -------     --------     --------
Revenues                           $140,466   $81,924     $26,615     $23,929     $26,433     $21,877     $193,514     $127,730

Percent of Consolidated Revenues         72%       64%         14%         19%         14%         17%         100%         100%

Operating Profit (Loss)(1)         $ 59,127   $18,459     $  (649)    $ 1,661     $(1,556)    $(5,067)    $ 56,922     $ 15,053

-----------------------------
(1) Income (loss) from operations before deducting general and administrative expenses.

As reflected above, Rowan's consolidated operating results increased by $41.9 million or 278% when comparing the first quarters of 2001 and 2000. Drilling revenues increased by $58.5 million or 71% as our offshore fleet of 22 jack-ups and one semi-submersible was 97% utilized during the first quarter of 2001, compared to 86% in the first quarter of 2000, and achieved a 37% increase in average day rates between periods. Rowan's fleet of 14 land rigs was 76% utilized during the first quarter of 2001, compared to 38% in the first quarter of 2000, and achieved a 37% increase in average day rates between periods. Drilling expenses increased by $14.8 million, primarily due to the expansion of our AHTS (anchor-handling, towing and supply) vessel operations, the costs of which were more than offset by outside revenues, increased land rig activity and the addition to the offshore fleet, in late June 2000, of Rowan Gorilla VI.

The $2.3 million decrease shown above in Rowan's manufacturing results between periods reflects decreased contributions from each of the division's equipment, steel, marine and pump groups. Manufacturing operations exclude approximately $19.3 million of products and services provided to the drilling division during the first quarter of 2001, most of which was attributable to construction progress on Rowan Gorilla VII, compared to $34.2 million in the same period of 2000, which included Gorillas VI and VII. The division's external backlog was $13.7 million at March 31, 2001.

Rowan's aviation operating results in the first quarter of 2001 were significantly improved over the prior-year quarter, due largely to a 29% increase in energy-related flying, primarily in the Gulf of Mexico, although both periods reflect the normal seasonal slowdown in helicopter flying activity in Alaska.

Perceptible trends in the offshore drilling markets in which we are currently operating and the number of Rowan-operated rigs in each of those markets are as follows:

           AREA                    RIGS                          PERCEPTIBLE INDUSTRY TRENDS
---------------------------    -------------     ------------------------------------------------------------
Gulf of Mexico                      22           Moderately improving exploration and development activity

Eastern Canada                       1           Moderately improving demand for harsh environment equipment


Demand for jack-ups in the North Sea has increased, but we believe present day rates are inadequate to justify moving rigs from the more favorable Gulf of Mexico market. We are responding to bid requests for our Super Gorilla Class rigs for work commencing in late 2001 and early 2002 and remain confident in the long-term viability of the North Sea jack-up drilling market.

Perceptible trends in the principal aviation markets in which we are currently operating and the number of Rowan-operated aircraft based in each of those markets are as follows:

         AREA                    AIRCRAFT                        PERCEPTIBLE INDUSTRY TRENDS
------------------------    -------------------      ----------------------------------------------------
Alaska                              68               Normal seasonal improvement

Gulf of Mexico                      45               Moderately improving levels of flight support activity

The drilling and aviation markets in which Rowan competes frequently experience significant changes in supply and demand. Offshore drilling utilization and day rates are primarily a function of the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. These expenditures, in turn, are affected by many factors such as oil and natural gas reserves, political and regulatory policies, seasonal weather patterns, contractual requirements under leases or concessions, and, probably most influential, oil and natural gas prices. Rowan's aviation operations are also affected by such factors, as flying in support of offshore energy operations remains a major source of business and Alaska operations are hampered by weather each winter. The volatile nature of such factors prevents us from being able to accurately predict whether existing market conditions or the perceptible market trends reflected in the preceding tables will continue. In response to fluctuating market conditions, we can relocate our drilling rigs and aircraft from one geographic area to another, but only when we believe such moves are economically justified. At current levels, Rowan's drilling operations are profitable, but there can be no assurance that existing and anticipated market conditions will be sustained.

Though considerably less volatile than its drilling and aviation operations, Rowan's manufacturing operations have been adversely impacted by a prolonged period of unfavorable world commodity prices; in particular, prices for copper, iron ore, coal, gold and diamonds. Rowan's external manufacturing backlog remains at a depressed level. As a result, we cannot accurately predict whether or not our manufacturing operations will return to profitability during the remainder of 2001.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet figures and ratios as of March 31, 2001 and December 31, 2000 is as follows (dollars in thousands):

                                                      March 31,       December 31,
                                                         2001             2000
                                                      ---------       ------------
  Cash and cash equivalents                          $  211,685        $  192,828
  Current assets                                     $  495,975        $  483,357
  Current liabilities                                $  110,768        $  104,354
  Current ratio                                            4.48              4.63
  Long-term debt                                     $  381,323        $  372,212
  Stockholders' equity                               $1,086,905        $1,052,757
  Long-term debt/total capitalization                       .26               .26


Reflected in the comparison above are the effects in the first quarter of 2001 of net cash provided by operations of $66.9 million, proceeds from borrowings of $23.6 million, capital expenditures of $59.6 million and debt payments of $14.5 million.

Capital expenditures during the first quarter were primarily related to the construction of Rowan Gorilla VII and Rowan Gorilla VIII and the reactivation of our land drilling division.

The construction of Rowan Gorilla VII, a Super Gorilla Class jack-up like Rowan Gorilla V and Rowan Gorilla VI featuring a combination drilling and production capability, continues on schedule at Rowan's Vicksburg, Mississippi shipyard and should be completed by year-end 2001. We are financing up to $185 million of the cost of Gorilla VII through a 12-year bank loan guaranteed by the U. S. Department of Transportation's Maritime Administration ("MARAD") under its Title XI Program. The notes require semiannual payments in each April and October and Gorilla VII secures the government guarantee. At March 31, 2001, we had drawn down about $129 million under this facility, which bore interest at floating rates averaging approximately 5.6%.

Rowan Gorilla VIII is an enhanced version of our Super Gorilla Class jack-up and is designated as a Super Gorilla XL. Gorilla VIII will be outfitted with 708 feet of leg, 134 feet more than Gorillas V, VI or VII, and have 30% larger spud cans enabling operation in the Gulf of Mexico in water depths up to 550 feet. Gorilla VIII will also be able to operate in water depths up to 400 feet in the hostile environments offshore eastern Canada and in the North Sea. Gorilla VIII is being constructed at Vicksburg, Mississippi with delivery expected during the third quarter of 2003. Rowan has secured Title XI government-guaranteed financing for up to $187 million of the cost of Gorilla VIII on terms and conditions similar to those in effect for Gorilla VII.

Rowan estimates remaining 2001 capital expenditures will be between $160 million and $190 million, including approximately $100-125 million for Gorillas VII and
VIII. We may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing offshore rigs and manufacturing facilities.

During March 2001, Rowan completed the refinancing of its $156.8 million of outstanding floating-rate Gorilla VI debt through the issuance of a 5.88% fixed-rate note maturing in 2012. The fixed-rate note is U. S.
Government-guaranteed under MARAD's Title XI Program and Gorilla VI secures the government guarantee.

Based upon current operating levels and the previously discussed market trends, we believe that 2001 operations, together with existing working capital and available financial resources, will generate sufficient cash flow to sustain planned capital expenditures and debt service requirements at least through the remainder of 2001.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", generally requires recognition of derivative financial instruments as assets or liabilities, measured at fair value. Statement No. 133, as amended by Statements No. 137 and 138, is effective for fiscal years beginning after June 15, 2000. Rowan's adoption of Statement No. 133, as amended, effective January 1, 2001, did not materially impact our financial position or results of operations.


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

                           PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders on April 27, 2001, stockholders elected the three nominees for Class I Director as set forth in Rowan's Proxy Statement relating to the meeting. With respect to such election, proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and there was no solicitation in opposition to such nominees. Of Rowan's 94,291,354 shares of record, 83,264,327 were voted at the meeting by proxy. The following numbers of votes were cast as to the Class I Director nominees: Hans M. Brinkhorst, 82,214,209 votes for and 1,050,118 votes withheld; William T. Fox III, 80,963,650 votes for and 2,300,677 votes withheld; and H. E. Lentz, 78,285,000 votes for and 4,979,327 votes withheld.



Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following is a list of Exhibits filed with this Form 10-Q:

                  3a   Amendment dated April 27, 2001, to the Bylaws, as Amended
                  3b   Bylaws, as Amended, as of April 27, 2001

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the first quarter of fiscal year 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ROWAN COMPANIES, INC.
                                          (Registrant)


Date:  May 14, 2001                       /s/ E. E. Thiele
                                          --------------------------------------
                                          E. E. Thiele
                                          Senior Vice President- Finance,
                                          Administration and Treasurer
                                          (Chief Financial Officer)


Date:  May 14, 2001                       /s/ W. H. Wells
                                          --------------------------------------
                                          W. H. Wells
                                          Controller
                                          (Chief Accounting Officer)

                                 EXHIBIT INDEX


      EXHIBIT                    DESCRIPTION
      -------                    -----------

         3a       Amendment dated April 27, 2001, to the Bylaws, as Amended

         3b       Bylaws, as Amended, as of April 27, 2001