Form 10-Q
period 2001-06-30
ROWAN COMPANIES INC
filed 2001-08-14
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM_____TO_____



                              ROWAN COMPANIES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)



          Delaware                    1-5491                75-0759420
------------------------------    --------------        -------------------
(State or other jurisdiction of   Commission File       (I.R.S. Employer
incorporation  or  organization)     Number            Identification  No.)


2800 Post Oak Boulevard, Suite 5450  Houston, Texas             77056-6127
---------------------------------------------------             ----------
    (Address of principal executive offices)                    (Zip  Code)


                               (713)  621-7800
               -------------------------------------------------------
               Registrant's  telephone  number,  including  area  code


                                  Inapplicable
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


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

The number of shares of common stock, $.125 par value, outstanding at July 31, 2001 was 94,499,805.































                              ROWAN COMPANIES, INC.

                                      INDEX

                                                                             Page No.
                                                                             --------
PART I.     Financial Information:
Item 1.     Financial Statements:

              Consolidated Balance Sheet --
              June 30, 2001 and December 31, 2000 . . . . . . .   . . . . . . . .2

              Consolidated Statement of Income --
              Three and Six Months Ended June 30, 2001
              and 2000. . . . . . . . . . . . . . . . . . . . . . . .  . . . . . 4

              Consolidated Statement of Cash Flows --
              Six Months Ended June 30, 2001 and 2000 .  . . . . . . . .   .  . .5

              Notes to Consolidated Financial Statements.. . . .   . .. .   . .  6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . .  .   . . . . . .. . . .8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk  . . .  .12

Part II.    Other Information:

Item 6.     Exhibits and Reports on Form 8-k  . . . . .   . . . .. .  . . .. . .13





















































                        PART  I.   FINANCIAL  INFORMATION


Item  1.  Financial  Statements
-------------------------------


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                    June 30,     December 31,
                                                      2001           2000
                                                  ------------  -------------
                 ASSETS                                   (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . .  $    190,498  $     192,828
  Receivables - trade and other. . . . . . . . .       157,802        154,541
  Inventories - at cost:
    Raw materials and supplies . . . . . . . . .       107,573        103,352
    Work-in-progress . . . . . . . . . . . . . .        24,681         22,456
    Finished goods . . . . . . . . . . . . . . .         2,539          3,084
  Prepaid expenses . . . . . . . . . . . . . . .         7,000          3,397
  Deferred tax assets - net. . . . . . . . . . .         3,338          3,699
                                                  ------------  -------------
      Total current assets . . . . . . . . . . .       493,431        483,357
                                                  ------------  -------------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment . . . . . . . . . . . . . .     1,587,353      1,553,849
  Aircraft and related equipment . . . . . . . .       248,485        236,760
  Manufacturing plant and equipment. . . . . . .       100,394         94,077
  Construction in progress . . . . . . . . . . .       231,014        157,314
  Other property and equipment . . . . . . . . .       131,694        121,997
                                                  ------------  -------------
      Total. . . . . . . . . . . . . . . . . . .     2,298,940      2,163,997
  Less accumulated depreciation and amortization     1,009,084        981,217
                                                  ------------  -------------
      Property,  plant  and equipment - net. . .     1,289,856      1,182,780
                                                  ------------  -------------

OTHER ASSETS AND DEFERRED CHARGES. . . . . . . .        12,192         12,289
                                                  ------------  -------------

      TOTAL. . . . . . . . . . . . . . . . . . .  $  1,795,479  $   1,678,426
                                                  ============  =============

See Notes to Consolidated Financial Statements.


                                                                                  June 30,   December 31,
                                                                                    2001           2000
                                                                              ------------   ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY                                  (Unaudited)

CURRENT LIABILITIES:
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . . .  $     34,187  $     28,008
  Accounts payable - trade . . . . . . . . . . . . . . . . . . . . . . . . .        30,204        24,769
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .        51,200        51,577
                                                                              ------------  ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . .        115,591       104,354
                                                                              ------------  ------------

LONG-TERM DEBT - less current maturities . . . . . . . . . . . . . . . . . .       394,064       372,212
                                                                              ------------  ------------

OTHER LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        55,991        57,713
                                                                              ------------  ------------

DEFERRED INCOME TAXES - net. . . . . . . . . . . . . . . . . . . . . . . . .       106,310        91,390
                                                                              ------------  ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value:
    Authorized 5,000,000 shares issuable in series:
      Series III Preferred Stock, authorized 10,300 shares, none outstanding
      Series A Preferred Stock, authorized 4,800 shares, none outstanding
      Series B Preferred Stock, authorized 4,800 shares, none outstanding
      Series C Preferred Stock, authorized 9,606 shares, none outstanding
      Series D Preferred Stock, authorized 9,600 shares, none outstanding
      Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
  Common stock, $.125 par value:
    Authorized 150,000,000 shares; issued 94,941,830 shares at
    June 30, 2001 and 94,384,704 shares at December 31, 2000 . . . . . . . .        11,868        11,798
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .       635,022       626,309
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       483,786       417,758
Less cost of 318,100 and 150,000 treasury shares, respectively . . . . . . .         7,153         3,108
                                                                              ------------  ------------
         Total stockholders' equity. . . . . . . . . . . . . . . . . . . . .     1,123,523     1,052,757
                                                                              ------------  ------------

         TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,795,479  $  1,678,426
                                                                              ============  ============

See  Notes  to  Consolidated  Financial  Statements.


                              ROWAN COMPANIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF INCOME
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         For The Three Months          For The Six Months
                                             Ended June 30,              Ended June 30,
                                     --------------------------     -----------------------
                                           2001          2000          2001          2000
                                     -------------  -----------     ---------     ---------
                                                             (Unaudited)

REVENUES:
  Drilling services . . . . . . . .     $ 147,259    $  91,953     $ 287,725     $ 173,877
  Manufacturing sales and services.        25,426       20,618        52,041        44,547
  Aviation services . . . . . . . .        37,709       30,590        64,142        52,467
                                     -------------  -----------     ---------     ---------
      Total . . . . . . . . . . . .       210,394      143,161       403,908       270,891
                                     -------------  -----------     ---------     ---------

COSTS AND EXPENSES:
  Drilling services . . . . . . . .        77,457       61,015       147,991       116,780
  Manufacturing sales and services.        23,665       18,327        49,013        38,897
  Aviation services . . . . . . . .        30,999       27,479        55,515        51,055
  Depreciation and amortization . .        16,733       14,677        32,927        27,443
  General and administrative. . . .         7,794        5,941        14,183        10,789
                                     -------------   ----------     ---------     ---------
      Total . . . . . . . . . . . .       156,648      127,439       299,629       244,964
                                     -------------   ----------     ---------     ---------
INCOME FROM OPERATIONS. . . . . . .        53,746       15,722       104,279        25,927
                                     -------------   ----------     ---------     ---------

OTHER INCOME (EXPENSE):
  Interest expense. . . . . . . . .        (5,817)      (5,912)      (12,505)      (12,432)
  Less interest capitalized . . . .         2,415        4,724         5,046         8,902
  Interest income . . . . . . . . .         2,372        3,078         5,358         4,889
  Other - net . . . . . . . . . . .            29          187           124           253
                                     -------------   ----------     ---------     ---------
      Other income (expense) - net.        (1,001)       2,077        (1,977)        1,612
                                     -------------  -----------     ---------     ---------

INCOME BEFORE INCOME TAXES. . . . .        52,745       17,799       102,302        27,539
  Provision for income taxes. . . .        18,433        6,703        36,274        10,339
                                     -------------  -----------     ---------     ---------
NET INCOME. . . . . . . . . . . . .     $  34,312    $  11,096     $  66,028     $  17,200
                                        =========    =========     =========     ==========

NET INCOME PER SHARE
  OF COMMON STOCK (Note 5):
  Basic . . . . . . . . . . . . . .     $     .36    $     .12     $     .70      $    .19
                                        =========    =========     =========      ========
  Diluted . . . . . . . . . . . . .     $     .36    $     .12     $     .68      $    .19
                                        =========    =========     =========      ========

See  Notes  to  Consolidated  Financial  Statements.


                                     ROWAN COMPANIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (IN THOUSANDS)

                                                                                       For The Six Months
                                                                                          Ended June 30,
                                                                                  ------------------------
                                                                                        2001        2000
                                                                                  ------------  ----------
                                                                                         (Unaudited)

CASH PROVIDED BY (USED IN):
  Operations:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   66,028  $   17,200
    Adjustments to reconcile net income to net cash provided by operations:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .           32,927      27,443
      Gain on disposals of property, plant and equipment . . . . . . . . . .           (1,228)       (823)
      Compensation expense . . . . . . . . . . . . . . . . . . . . . . . . .            3,796       3,254
      Provision for pension and postretirement benefits. . . . . . . . . . .            1,716       4,179
      Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .           15,281       8,112
      Amortization of sale/leaseback gain. . . . . . . . . . . . . . . . . .                       (1,595)
      Change in sale/leaseback payable . . . . . . . . . . . . . . . . . . .                       (3,207)
      Other - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          120
    Changes in current assets and liabilities:
      Receivables- trade and other . . . . . . . . . . . . . . . . . . . . .           (3,261)    (16,483)
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (5,901)      9,080
      Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .           (3,603)     (2,331)
      Current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .            3,157      (5,028)
    Net changes in other noncurrent assets and liabilities . . . . . . . . .             (753)       (140)
                                                                                  ------------  ----------
  Net cash provided by operations. . . . . . . . . . . . . . . . . . . . . .          108,159      39,781
                                                                                  ------------  ----------

  Investing activities:
    Property, plant and equipment additions. . . . . . . . . . . . . . . . .         (140,822)   (132,770)
    Proceeds from disposals of property,  plant and equipment. . . . . . . .            2,381       1,093
    Purchase of pump companies, net of cash acquired . . . . . . . . . . . .                       (7,245)
                                                                                  ------------  ----------
  Net cash used in investing activities. . . . . . . . . . . . . . . . . . .         (138,441)   (138,922)
                                                                                  ------------  ----------

  Financing activities:
    Proceeds from  borrowings. . . . . . . . . . . . . . . . . . . . . . . .           42,535      53,411
    Repayments of borrowings . . . . . . . . . . . . . . . . . . . . . . . .          (14,504)   (116,378)
    Proceeds from stock option and convertible debenture plans . . . . . . .            3,966       5,270
    Payments to acquire treasury stock . . . . . . . . . . . . . . . . . . .           (4,045)
    Proceeds from common stock offering, net of issue costs. . . . . . . . .                      246,685
                                                                                  ------------  ----------
  Net cash provided by financing activities. . . . . . . . . . . . . . . . .           27,952     188,988
                                                                                  ------------  ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.. . . . . . . . . . . . . .           (2,330)     89,847
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . . . . . . . . .          192,828      87,055
                                                                                  ------------ -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . . . . . . . .      $   190,498  $  176,902
                                                                                  ============ ===========


See  Notes  to  Consolidated  Financial  Statements.


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements of Rowan included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. Certain information and notes have been condensed or omitted as permitted by those rules and regulations. We believe that the disclosures included herein are adequate, but suggest that you read these consolidated financial statements in conjunction with the financial statements and related notes included in our 2000 Annual Report to Stockholders, which are incorporated by reference in our Form 10-K for the year ended December 31, 2000.

2. We believe the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly Rowan's financial position as of June 30, 2001 and December 31, 2000, and the results of its operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000.

3. Rowan's results of operations and cash flows for the six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full year.

4. Rowan has three principal operating segments: contract drilling of oil and gas wells, both onshore and offshore ("Drilling"), helicopter and fixed-wing aircraft services ("Aviation") and the manufacture and sale of heavy equipment for the mining, timber and transportation industries, alloy steel and steel plate and drilling equipment ("Manufacturing"). The following table presents certain financial information of Rowan by operating segment as of June 30, 2001 and 2000 and for the six month periods then ended (in thousands).



           2001                            Drilling        Manufacturing      Aviation      Consolidated
      --------------------              ------------       -------------      --------     -------------
      Total Assets                      $   1,424,129    $    211,713     $    159,637   $    1,795,479
      Revenues                                287,725          52,041           64,142          403,908
      Operating Profit (Loss)(1)              117,557            (805)           1,710          118,462

           2000                            Drilling        Manufacturing      Aviation      Consolidated
      --------------------              ------------       -------------      --------     -------------
      Total Assets                      $   1,242,071    $    185,790     $    142,913   $    1,570,774
      Revenues                                173,877          44,547           52,467          270,891
      Operating Profit (Loss)(1)               39,898           2,041           (5,223)          36,716

     (1) Income (loss) from operations before deducting general and administrative expenses.


     Excluded from the preceding table are the effects of transactions between segments. During the six months ended June 30, 2001 and 2000, Rowan's manufacturing division provided approximately $54 million and $59 million respectively, of products and services to its drilling division and Rowan's aviation division provided approximately $814,000 and $716,000, respectively, of flight services to its drilling division.


5. Computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):


                                                             For The Three Months           For The Six Months
                                                                 Ended June 30,               Ended June 30,
                                                            ----------------------         --------------------
                                                               2001          2000             2001         2000
                                                            -------        ------           ------       ------
      Weighted average shares of common
       stock outstanding. . . . . . . . . . . . . . .        94,484        93,988           94,383       90,789

      Stock options and related (treasury stock method)         951         1,041            1,012        1,060

      Shares issuable from assumed conversion of
       floating rate subordinated debentures. . . . .         1,060         1,132            1,065        1,093
                                                            -------       ------           -------       ------

      Weighted average shares for diluted earnings
       per share calculation. . . . . . . . . . . . .        96,495        96,161           96,460       92,942
                                                            =======       =======           ======       ======

      Net income for basic and
       diluted calculations . . . . . . . . . . . . .     $  34,312     $  11,096        $  66,028    $  17,200
                                                            =======       =======           ======       ======

      Net Income per share:

       Basic. . . . . . . . . . . . . . . . . . . . .     $     .36     $     .12        $     .70    $     .19
                                                            =======       =======           ======       ======
       Diluted. . . . . . . . . . . . . . . . . . . .     $     .36     $     .12        $     .68    $     .19
                                                            =======       =======           ======       ======



6. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations", which essentially mandates the purchase method of accounting for business combinations, effective July 1, 2001. Rowan believes that the provisions of Statement No. 141 will not materially impact our financial position or results of operations.

     In June 2001, FASB also issued Statement No. 142, "Goodwill and Other Intangible Assets", which governs accounting and reporting for acquired goodwill and other intangible assets at acquisition and after initial recognition in the financial statements. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. Rowan believes that the provisions of Statement No. 142, when adopted effective January 1, 2002, will not materially impact its financial position or results of operations.


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES
                     --------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000
--------------------------------------------------------------------------------

Rowan achieved net income of $66.0 million in the first half of 2001 compared to $17.2 million in the same period of 2000. The improved results were attained largely through an increase in average Gulf of Mexico drilling day rates, together with increased contributions from our land rig operations, boat operations and aviation division.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first six months of 2001 and 2000, respectively, is reflected below (dollars in thousands):

                                   Drilling          Manufacturing         Aviation           Consolidated
                             -------------------  ------------------  -----------------   --------------------
                                2001       2000      2001      2000      2001      2000       2001       2000
                             ---------  --------  --------  --------  --------  -------   ---------  ---------
Revenues. . . . . . . . . .  $287,725   $173,877   $52,041   $44,547   $64,142   $52,467   $403,908   $270,891

Percent of Consolidated
Revenues. . . . . . . . . .        71%        64%       13%       17%       16%       19%       100%       100%

Operating Profit (Loss) (1)  $117,557   $ 39,898   $  (805)  $ 2,041   $ 1,710   $(5,223)  $118,462   $ 36,716

--------------------------------------------------------------------------------
     (1) Income (loss) from operations before deducting general and administrative expenses.

As shown above, Rowan's consolidated operating results increased by $81.7 million when comparing the first halves of 2001 and 2000. Drilling revenues increased by $113.8 million, or 65%, as our offshore fleet of 22 jack-ups and one semi-submersible was 93% utilized during the first half of 2001, compared to 91% in the first half of 2000, and achieved a 40% increase in average day rates between periods. Rowan's fleet of 15 land rigs was 80% utilized during the first half of 2001, compared to 39% in the first half of 2000, and achieved a 64% increase in average day rates between periods. Drilling expenses increased by $31.2 million, or 27%, between periods, primarily due to the expansion of our AHTS (anchor-handling, towing and supply) vessel operations, the costs of which were more than offset by outside revenues, increased land rig activity and the addition to our offshore fleet, in late June 2000, of Rowan Gorilla VI.

The $2.8 million decrease shown above in Rowan's manufacturing results between periods reflects reduced contributions from the division's equipment, steel and marine groups. Manufacturing operations exclude approximately $54 million of products and services provided to the drilling division during the first half of 2001, most of which was attributable to construction progress on Rowan Gorilla VII and Rowan Gorilla VIII, compared to $59 million in the same period of 2000, which included Gorillas VI and VII. The division's external backlog was about $13 million at June 30, 2001.


Rowan's aviation operating results in the first half of 2001 were significantly improved over the prior-year period, due largely to a 41% increase in energy-related flying, primarily in the Gulf of Mexico, although both periods reflect the normal seasonal slowdown in helicopter flying activity in Alaska during the first four months of the year.


Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000
---------------------------------------------------------------------------

Rowan achieved net income of $34.3 million in the second quarter of 2001 compared to $11.1 million in the same period of 2000. The improved results were attained largely through an increase in average Gulf of Mexico drilling day rates, coupled with improved contributions from our land rig operations, boat operations and aviation division.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the second quarters of 2001 and 2000, respectively, is reflected below (dollars in thousands):


                                Drilling           Manufacturing         Aviation          Consolidated
                          -------------------  ------------------  -----------------   --------------------

                            2001       2000      2001      2000      2001      2000      2001       2000
                          ---------  --------  --------  --------  --------  --------  ---------  ---------
Revenues . . . . . . . .  $147,259   $91,953   $25,426   $20,618   $37,709   $30,590   $210,394   $143,161

Percent of Consolidated
Revenues . . . . . . . .        70%       64%       12%       15%       18%       21%       100%       100%

Operating Profit (Loss).  $ 58,430   $21,439   $  (156)  $   380   $ 3,266   $  (156)  $ 61,540   $ 21,663

As shown above, Rowan's consolidated operating results increased by $39.9 million, or 184%, when comparing the second quarters of 2001 and 2000. Drilling revenues increased by $55.3 million, or 60%, as our offshore fleet was 90% utilized during the second quarter of 2001, compared to 95% in the second quarter of 2000, and achieved a 43% increase in average day rates between periods. Rowan's land rig fleet was 84% utilized during the second quarter of 2001, compared to 40% in the second quarter of 2000, and achieved a 91% increase in average day rates between periods. Drilling expenses increased by $16.4 million, or 27%, between periods, primarily due to the expansion of our AHTS (anchor-handling, towing and supply) vessel operations, the costs of which were more than offset by outside revenues, increased land rig activity and the addition to our offshore fleet, in late June 2000, of Rowan Gorilla VI.

The $0.5 million decline shown above in Rowan's manufacturing results between periods primarily reflects the decreased contributions from the equipment and steel groups. Manufacturing operations exclude approximately $34 million of products and services provided to Rowan's drilling division during the second quarter of 2001, most of which was attributable to construction progress on Rowan Gorilla VII and Rowan Gorilla VIII, compared to $25 million in the same period of 2000.

Rowan's aviation operating results in the second quarter of 2001 were significantly improved over the prior-year period, due primarily to a 51% increase in energy-related flying, primarily in the Gulf of Mexico.

Perceptible trends in the offshore drilling markets in which we are currently operating and the numbers of Rowan-operated rigs in each of those markets are as follows:

     AREA              RIGS              PERCEPTIBLE INDUSTRY TRENDS
-----------------      ----      --------------------------------------------

Gulf of Mexico          22       Reduced exploration and development activity in
                                 the near term, improving in late-third quarter

Eastern  Canada          1       Moderately improving demand for harsh
                                 environment equipment

Demand for jack-ups in the North Sea has increased and we are responding to bid requests for our Gorilla Class rigs for work commencing in late 2001 and early 2002. Upon its delivery in the fourth quarter, Gorilla VII will be relocated to the North Sea. We remain confident in the long-term viability of the North Sea jack-up drilling market.


Perceptible trends in the aviation markets in which we are currently operating and the number of Rowan-operated aircraft based in each of those markets are as follows:


    AREA            AIRCRAFT          PERCEPTIBLE INDUSTRY TRENDS
-----------------  ---------      --------------------------------------------

Alaska                  66          Normal seasonal improvement

Gulf  of  Mexico        49          Moderately improving levels of flight
                                    support activity

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

Natural gas prices, in particular, have fluctuated wildly over the past several months, and are presently at less than one-third of their peak price attained just last winter. Such price volatility typically has an adverse effect on drilling activity. Recently, Gulf of Mexico drilling activity has weakened, market day rates have declined and Rowan's drilling operations have been adversely impacted. At current levels, Rowan's drilling operations are profitable, but there can be no assurance that market conditions will not deteriorate further.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

A comparison of key balance sheet amounts and ratios as of June 30, 2001 and December 31, 2000 is as follows (dollars in thousands):

                                              June 30,           December  31,
                                                2001                   2000
                                             ---------           -------------

Cash and cash equivalents                   $  190,498              $  192,828
Current assets                              $  493,431              $  483,357
Current liabilities                         $  115,591              $  104,354
Current ratio                                     4.27                    4.63
Long-term debt                              $  394,064              $  372,212
Stockholders' equity                        $1,123,523              $1,052,757
Long-term debt/total capitalization                .26                     .26

Reflected in the comparison above are the effects in the first half of 2001 of net cash provided by operations of $108.2 million, proceeds from borrowings of $42.5 million, capital expenditures of $140.8 million and debt payments of $14.5 million.

Capital expenditures during the first half of 2001 were primarily related to the construction of Rowan Gorilla VII and Rowan Gorilla VIII and the reactivation of our land drilling division.

The construction of Rowan Gorilla VII, a Super Gorilla Class jack-up like Rowan Gorilla V and Rowan Gorilla VI featuring a combination drilling and production capability, continues on schedule at Rowan's Vicksburg, Mississippi shipyard and should be completed by year-end 2001. We are financing up to $185 million of the cost of Gorilla VII through a 12-year bank loan guaranteed by the U. S. Department of Transportation's Maritime Administration ("MARAD") under its Title XI Program. The notes require semiannual payments in each April and October and Gorilla VII secures the government guarantee. At June 30, 2001, we had drawn down about $148 million under this facility, which bore interest at floating rates averaging approximately 4.0%.

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

On July 26, 2001, Rowan's Board of Directors approved the development, design and construction of a new class of jack-up rig, specifically targeted for deep drilling in water depths up to 250 feet on the outer continental shelf in the Gulf of Mexico. The Tarzan Class rig will offer drilling capabilities similar to our Gorilla Class jack-ups, enabling more efficient drilling beyond 15,000 feet, but with reduced environmental criteria (wind, wave and current) and at about one-third of the construction cost. The new rig, to be named Scooter Yeargain, will be constructed at Vicksburg, Mississippi with delivery expected during the third quarter of 2004.

The Board also approved Rowan's commitment, which is subject to our obtaining long-term contracts, to purchase three Sikorsky S-92 helicopters for the deepwater drilling market. The S-92 design features a 19-passenger capacity and a range of 475 nautical miles. The total cost will approach $50 million and the helicopters should be delivered in early 2003.

Rowan estimates remaining 2001 capital expenditures will be between $100 million and $125 million, including approximately $80-90 million for Gorillas VII and
VIII. We may also spend amounts to acquire additional aircraft as market conditions justify, build additional land rigs and upgrade existing offshore rigs, land rigs and manufacturing facilities.

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


In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations", which essentially mandates the purchase method of accounting for business combinations, effective July 1, 2001. Rowan believes that the provisions of Statement No. 141 will not materially impact our financial position or results of operations.

In June 2001, the FASB also issued Statement No. 142, "Goodwill and Other Intangible Assets", which governs accounting and reporting for acquired goodwill and other intangible assets at acquisition and after initial recognition in the financial statements. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. Rowan believes that the provisions of Statement No. 142, when adopted effective January 1, 2002, will not materially impact our financial position or results of operations.









Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk
--------------------------------------------------------------------------

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


                        PART II.       OTHER INFORMATION



Item  6.   Exhibits and Reports on Form 8-K
----------------------------------------------------------

          (b) Reports on Form 8-K

              During the second quarter of 2001, Rowan filed a Form 8-K dated June 18, 2001 containing items pertinent to the current quarter, as follows:

              Item 5. Other Events

                      Press release reporting a revision of Rowan's near-term business outlook.

              Item 7. Financial  Statements and Exhibits

                      Rowan press release, dated June 18, 2001













                                   SIGNATURES
                                  -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ROWAN COMPANIES, INC.
                                                (Registrant)


Date:  August  14,  2001                        /s/ E. E. THIELE
                                                -------------------------------
                                                E. E. Thiele
                                                Senior Vice President- Finance,
                                                Administration and Treasurer
                                                (Chief Financial Officer)

Date:  August  14,  2001                        /s/ W. H. WELLS
                                                -------------------------------
                                                W. H. Wells
                                                Controller
                                                (Chief Accounting Officer)


