Form 10-Q
period 2001-09-30
ROWAN COMPANIES INC
filed 2001-11-14
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

The number of shares of common stock, $.125 par value, outstanding at October 31, 2001 was 93,739,205.



























                              ROWAN COMPANIES, INC.

                                      INDEX

                                                                             Page No.
                                                                             --------
PART I.     Financial Information:
Item 1.     Financial Statements:

              Consolidated Balance Sheet --
              September 30, 2001 and December 31, 2000 . . . .    . . . . . . . .2

              Consolidated Statement of Income --
              Three and Nine Months Ended September 30, 2001
              and 2000. . . . . . . . . . . . . . . . . . . . . . . .  . . . . . 4

              Consolidated Statement of Cash Flows --
              Nine Months Ended September 30, 2001 and 2000 .  . . .. . .  .  . .5

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

Part II.    Other Information:

Item 6.     Exhibits and Reports on Form 8-k  . . . . .   . . . .. .  . . .. . .13





















































                        PART  I.   FINANCIAL  INFORMATION


Item  1.  Financial  Statements
-------------------------------


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                  September 30,  December 31,
                                                      2001           2000
                                                  ------------  -------------
                 ASSETS                                   (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . .  $    162,341  $     192,828
  Receivables - trade and other. . . . . . . . .       146,092        154,541
  Inventories - at cost:
    Raw materials and supplies . . . . . . . . .       113,663        103,352
    Work-in-progress . . . . . . . . . . . . . .        23,871         22,456
    Finished goods . . . . . . . . . . . . . . .         1,466          3,084
  Prepaid expenses . . . . . . . . . . . . . . .         6,625          3,397
  Deferred tax assets - net. . . . . . . . . . .         2,424          3,699
                                                  ------------  -------------
      Total current assets . . . . . . . . . . .       456,482        483,357
                                                  ------------  -------------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment . . . . . . . . . . . . . .     1,600,550      1,553,849
  Aircraft and related equipment . . . . . . . .       251,834        236,760
  Manufacturing plant and equipment. . . . . . .       102,012         94,077
  Construction in progress . . . . . . . . . . .       285,723        157,314
  Other property and equipment . . . . . . . . .       135,455        121,997
                                                  ------------  -------------
      Total. . . . . . . . . . . . . . . . . . .     2,375,574      2,163,997
  Less accumulated depreciation and amortization     1,025,633        981,217
                                                  ------------  -------------
      Property,  plant  and equipment - net. . .     1,349,941      1,182,780
                                                  ------------  -------------

OTHER ASSETS AND DEFERRED CHARGES. . . . . . . .        12,225         12,289
                                                  ------------  -------------

      TOTAL. . . . . . . . . . . . . . . . . . .  $  1,818,648  $   1,678,426
                                                  ============  =============

See Notes to Consolidated Financial Statements.



                                                                              September 30,  December 31,
                                                                                   2001          2000
                                                                              ------------   ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY                                  (Unaudited)

CURRENT LIABILITIES:
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . . .  $     34,994  $     28,008
  Accounts payable - trade . . . . . . . . . . . . . . . . . . . . . . . . .        27,234        24,769
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .        42,301        51,577
                                                                              ------------  ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . .        104,529       104,354
                                                                              ------------  ------------

LONG-TERM DEBT - less current maturities . . . . . . . . . . . . . . . . . .       410,388       372,212
                                                                              ------------  ------------

OTHER LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        43,464        57,713
                                                                              ------------  ------------

DEFERRED INCOME TAXES - net. . . . . . . . . . . . . . . . . . . . . . . . .       128,958        91,390
                                                                              ------------  ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value:
    Authorized 5,000,000 shares issuable in series:
      Series III Preferred Stock, authorized 10,300 shares, none outstanding
      Series A Preferred Stock, authorized 4,800 shares, none outstanding
      Series B Preferred Stock, authorized 4,800 shares, none outstanding
      Series C Preferred Stock, authorized 9,606 shares, none outstanding
      Series D Preferred Stock, authorized 9,600 shares, none outstanding
      Series E Preferred Stock, authorized 1,194 shares, none outstanding
      Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
  Common stock, $.125 par value:
    Authorized 150,000,000 shares; issued 94,987,005 shares at
    September 30, 2001 and 94,384,704 shares at December 31, 2000 . .  . . .        11,873        11,798
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .       636,636       626,309
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       504,426       417,758
Less cost of 1,255,300 and 150,000 treasury shares, respectively . .   . . .        21,626         3,108
                                                                              ------------  ------------
         Total stockholders' equity. . . . . . . . . . . . . . . . . . . . .     1,131,309     1,052,757
                                                                              ------------  ------------

         TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,818,648  $  1,678,426
                                                                              ============  ============

See  Notes  to  Consolidated  Financial  Statements.

                              ROWAN COMPANIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF INCOME
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         For The Three Months          For The Nine Months
                                          Ended September 30,          Ended September 30,
                                     --------------------------     -----------------------
                                           2001          2000          2001          2000
                                     -------------  -----------     ---------     ---------
                                                             (Unaudited)

REVENUES:
  Drilling services . . . . . . . .     $ 117,694    $ 117,434     $ 405,419     $ 291,311
  Manufacturing sales and services.        24,490       28,223        76,531        72,770
  Aviation services . . . . . . . .        49,141       45,192       113,283        97,659
                                     -------------  -----------     ---------     ---------
      Total . . . . . . . . . . . .       191,325      190,849       595,233       461,740
                                     -------------  -----------     ---------     ---------

COSTS AND EXPENSES:
  Drilling services . . . . . . . .        79,759       71,694       227,750       188,474
  Manufacturing sales and services.        21,146       25,413        70,159        64,310
  Aviation services . . . . . . . .        32,306       30,040        87,821        81,095
  Depreciation and amortization . .        17,276       15,608        50,203        43,051
  General and administrative. . . .         7,249        6,690        21,432        17,479
                                     -------------   ----------     ---------     ---------
      Total . . . . . . . . . . . .       157,736      149,445       457,365       394,409
                                     -------------   ----------     ---------     ---------
INCOME FROM OPERATIONS. . . . . . .        33,589       41,404       137,868        67,331
                                     -------------   ----------     ---------     ---------

OTHER INCOME (EXPENSE):
  Interest expense. . . . . . . . .        (5,617)      (6,283)      (18,122)      (18,715)
  Less interest capitalized . . . .         2,687        2,038         7,733        10,940
  Interest income . . . . . . . . .         1,663        2,938         7,021         7,827
  Other - net . . . . . . . . . . .            87          136           211           389
                                     -------------   ----------     ---------     ---------
      Other income (expense) - net.        (1,180)      (1,171)       (3,157)          441
                                     -------------  -----------     ---------     ---------

INCOME BEFORE INCOME TAXES. . . . .        32,409       40,233       134,711        67,772
  Provision for income taxes. . . .        11,769       14,674        48,043        25,013
                                     -------------  -----------     ---------     ---------
NET INCOME. . . . . . . . . . . . .     $  20,640    $  25,559     $  86,668     $  42,759
                                        =========    =========     =========     ==========

EARNINGS PER SHARE
  OF COMMON STOCK (Note 5):
  Basic . . . . . . . . . . . . . .     $     .22    $     .27     $     .92      $    .46
                                        =========    =========     =========      ========
  Diluted . . . . . . . . . . . . .     $     .22    $     .27     $     .90      $    .45
                                        =========    =========     =========      ========

See  Notes  to  Consolidated  Financial  Statements.

                                     ROWAN COMPANIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (IN THOUSANDS)

                                                                                      For The Nine Months
                                                                                      Ended September  30,
                                                                                  ------------------------
                                                                                        2001        2000
                                                                                  ------------  ----------
                                                                                         (Unaudited)

CASH PROVIDED BY (USED IN):
  Operations:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   86,668  $   42,759
    Adjustments to reconcile net income to net cash provided by operations:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .           50,203      43,051
      Gain on disposals of property, plant and equipment . . . . . . . . . .           (1,695)     (2,314)
      Compensation expense . . . . . . . . . . . . . . . . . . . . . . . . .            5,722       4,956
      Provision for pension and postretirement benefits. . . . . . . . . . .          (10,053)      3,054
      Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .           38,843      18,613
      Change in sale/leaseback payable. . . . . .    . . . . . . . . . . . .                       (4,151)
      Amortization of sale/leaseback gain . .  . . . . . . . . . . . . . . .                       (2,344)
      Other - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          120
    Changes in current assets and liabilities:
      Receivables- trade and other . . . . . . . . . . . . . . . . . . . . .            8,449     (48,910)
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (10,108)     13,068
      Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .           (3,228)        132
      Current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .           (9,640)     (1,130)
    Net changes in other noncurrent assets and liabilities . . . . . . . . .           (1,269)        299
                                                                                  ------------  ----------
  Net cash provided by operations. . . . . . . . . . . . . . . . . . . . . .          153,892      67,203
                                                                                  ------------  ----------

  Investing activities:
    Property, plant and equipment additions. . . . . . . . . . . . . . . . .         (218,069)   (183,637)
    Proceeds from disposals of property,  plant and equipment. . . . . . . .            2,903       3,214
    Purchase of pump companies, net of cash acquired . . . . . . . . . . . .                       (7,245)
                                                                                  ------------  ----------
  Net cash used in investing activities. . . . . . . . . . . . . . . . . . .         (215,166)   (187,668)
                                                                                  ------------  ----------

  Financing activities:
    Proceeds from  borrowings. . . . . . . . . . . . . . . . . . . . . . . .           73,170      80,184
    Repayments of borrowings . . . . . . . . . . . . . . . . . . . . . . . .          (28,008)   (129,882)
    Payments to acquire treasury stock . . . . . . . . . . . . . . . . . . .          (18,518)
    Proceeds from stock option and convertible debenture plans . . . . . . .            4,143       6,026
    Proceeds from common stock offering, net of issue costs. . . . . . . . .                      246,683
                                                                                  ------------  ----------
  Net cash provided by financing activities. . . . . . . . . . . . . . . .   .         30,787     203,011
                                                                                  ------------  ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.. . . . . . . . . . . . . .          (30,487)     82,546
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . . . . . . . . .          192,828      87,055
                                                                                  ------------ -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . . . . . . . .      $   162,341  $  169,601
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

2. We believe the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications, which are of a normal recurring nature, necessary to present fairly Rowan's financial position as of September 30, 2001 and December 31, 2000, and the results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000.

3. Rowan's results of operations and cash flows for the nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full year.

4. Rowan has three principal operating segments: contract drilling of oil and gas wells, both onshore and offshore ("Drilling"), helicopter and fixed-wing aircraft services ("Aviation") and the manufacture and sale of heavy equipment for the mining, timber and transportation industries, alloy steel and steel plate and drilling equipment ("Manufacturing"). The following table presents certain financial information of Rowan by operating segment as of September 30, 2001 and 2000 and for the nine month periods then ended (in thousands).



           2001                            Drilling        Manufacturing      Aviation      Consolidated
      --------------------              ------------       -------------      --------     -------------
      Total Assets                      $   1,442,427    $    211,181     $    165,040   $    1,818,648
      Revenues                                405,419          76,531          113,283          595,233
      Operating Profit (1)                    143,734             623           14,943          159,300

           2000                            Drilling        Manufacturing      Aviation      Consolidated
      --------------------              ------------       -------------      --------     -------------
      Total Assets                      $   1,277,864    $    184,327     $    154,340   $    1,616,531
      Revenues                                291,311          72,770           97,659          461,740
      Operating Profit (1)                     75,165           2,969            6,676           84,810

     (1) Income from operations before deducting general and administrative expenses.


     Excluded from the preceding table are the effects of transactions between segments. During the nine months ended September 30, 2001 and 2000, Rowan's manufacturing division provided approximately $83 million and $83 million respectively, of products and services to its drilling division and Rowan's aviation division provided approximately $1,070,000 and $1,015,000, respectively, of flight services to its drilling division.

5. Computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):


                                                             For The Three Months           For The Nine Months
                                                              Ended September 30,           Ended September 30,
                                                            ----------------------         --------------------
                                                               2001          2000             2001         2000
                                                            -------        ------           ------       ------
      Weighted average shares of common
       stock outstanding. . . . . . . . . . . . . . .        94,282        94,312           94,349       91,972

      Stock options and related (treasury stock method)         403           932              791        1,043

      Shares issuable from assumed conversion of
       floating rate subordinated debentures. . . . .           736         1,086              980        1,088
                                                            -------       ------           -------       ------

      Weighted average shares for diluted earnings
       per share calculation. . . . . . . . . . . . .        95,421        96,330           96,120       94,103
                                                            =======       =======           ======       ======

      Net income for basic and
       diluted calculations . . . . . . . . . . . . .     $  20,640     $  25,559        $  86,668    $  42,759
                                                            =======       =======           ======       ======

      Earnings per share:

       Basic. . . . . . . . . . . . . . . . . . . . .     $     .22     $     .27        $     .92    $     .46
                                                            =======       =======           ======       ======
       Diluted. . . . . . . . . . . . . . . . . . . .     $     .22     $     .27        $     .90    $     .45
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

     In October 2001, FASB also issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes existing standards pertaining to accounting and reporting for long-lived assets, especially those held for disposal. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. Rowan believes that the provisions of Statement No. 144, when adopted effective January 1, 2002, will not materially impact its financial position or results of operations.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES
                     --------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Nine  Months Ended September 30, 2001 Compared to
-------------------------------------------------
     Nine Months Ended September 30, 2000
     ------------------------------------

Rowan achieved net income of $86.7 million in the first nine months of 2001 compared to $42.8 million in the same period of 2000. The improved results were attained largely through an increase in average Gulf of Mexico drilling day rates, together with increased contributions from our land rig operations, boat operations and aviation division

A comparison of the revenues and operating profit from drilling, manufacturing, aviation and consolidated operations for the first nine months of 2001 and 2000, respectively, is reflected below (dollars in thousands):


                                   Drilling          Manufacturing         Aviation           Consolidated
                             -------------------  ------------------  -----------------   --------------------
                                2001       2000      2001      2000      2001      2000       2001       2000
                             ---------  --------  --------  --------  --------  -------   ---------  ---------
Revenues. . . . . . . . . .  $405,419   $291,311   $76,531   $72,770   $113,283   $97,659   $595,233  $461,740

Percent of Consolidated
Revenues. . . . . . . . . .       68%        63%       13%       16%        19%       21%       100%      100%

Operating Profit (1)         $143,734   $ 75,165   $   623   $ 2,969   $ 14,943    $6,676   $159,300  $ 84,810

--------------------------------------------------------------------------------
     (1) Income from operations before deducting general and administrative expenses.

As shown above, Rowan's consolidated operating results increased by $74.5 million when comparing the first nine months of 2001 and 2000. Drilling revenues increased by $114.1 million, or 39%, as our offshore fleet was 85% utilized during the first nine months of 2001, compared to 91% in the prior-year period, and achieved a 28% increase in average day rates between periods. Rowan's fleet of 15 land rigs was 77% utilized during the first nine months of 2001, compared to 42% in the prior-year period, and achieved a 74% increase in average day rates between periods. Drilling expenses increased by $39.3 million, or 21%, between periods, primarily due to the expansion of our AHTS (anchor-handling, towing and supply) boat operations, the costs of which were more than offset by outside revenues, increased land rig activity and the addition to our offshore fleet, in late June 2000, of Rowan Gorilla VI.

The $2.3 million decrease shown above in Rowan's manufacturing results between periods reflects reduced contributions from the steel and marine groups, which more than offset the improved performance of the equipment group. Manufacturing operations exclude approximately $83 million of products and services provided to our drilling division during the first nine months of 2001, most of which was attributable to construction progress on Rowan Gorilla VII and Rowan Gorilla VIII, compared to $83 million in the same period of 2000. The division's external backlog was $13.7 million at September 30, 2001.

Rowan's aviation operating results during the first nine months of 2001 were significantly improved over the prior-year period due primarily to a 49% increase in revenues from energy-related flying in the Gulf of Mexico and Alaska which, together with an 11% increase in tourism-related revenues, more than offset a 52% decline in fire response revenues between periods.


Three Months Ended September 30, 2001 Compared to
-------------------------------------------------
     Three  Months Ended September 30, 2000
     --------------------------------------

Rowan achieved net income of $20.6 million in the third quarter of 2001 compared to $25.6 million in the same period of 2000. This reduction in profitability was primarily attributable to declining offshore rig utilization, the effects of which more than offset increased contributions from our land rig operations, boat operations, manufacturing division and aviation division. Declining natural gas prices throughout 2001 have, over the past several months, significantly reduced domestic drilling activity, particularly in the Gulf of Mexico, with adverse consequences for Rowan's rig utilization, average day rates and drilling operating results.


A comparison of the revenues and operating profit from drilling, manufacturing, aviation and consolidated operations for the third quarters of 2001 and 2000, respectively, is reflected below (dollars in thousands):


                                Drilling           Manufacturing         Aviation          Consolidated
                          -------------------  ------------------  -----------------   --------------------

                            2001       2000      2001      2000      2001      2000      2001       2000
                          ---------  --------  --------  --------  --------  --------  ---------  ---------
Revenues . . . . . . . .  $117,694  $117,434   $24,490   $28,223    $49,141   $45,192   $191,325   $190,849

Percent of Consolidated
Revenues . . . . . . . .        62%       62%       13%       15%        25%       23%       100%       100%

Operating Profit       .  $ 26,177   $35,267   $ 1,428   $   928   $ 13,233  $ 11,899   $ 40,838   $ 48,094

As shown above, Rowan's consolidated operating results decreased by $7.3 million when comparing the third quarters of 2001 and 2000. Drilling revenues increased by $0.3 million as our offshore fleet was 70% utilized during the third quarter of 2001, compared to 92% in the third quarter of 2000, but achieved a 10% increase in average operating day rates between periods. Rowan's fleet of 15 land rigs was 71% utilized during the third quarter of 2001, compared to 47% in the prior-year period, and achieved a 91% increase in average day rates between periods. Drilling expenses increased by $8.1 million, or 11%, between periods, primarily due to the expansion of our AHTS (anchor-handling, towing and supply) boat operations, the costs of which were more than offset by outside revenues, and increased land rig activity.

The $0.5 million increase shown above in Rowan's manufacturing results reflects an increased contribution from the equipment group, which achieved a 9% increase in part sales between periods. Manufacturing operations exclude approximately $29 million of products and services provided to our drilling division during the third quarter of 2001, most of which was attributable to construction progress on Rowan Gorilla VII and Rowan Gorilla VIII, compared to $24 million in the same period of 2000. The division's external backlog was $13.7 million at September 30, 2001.

Rowan's aviation operating results during the third quarter of 2001 were significantly improved over the prior-year period due primarily to a 63% increase in revenues from energy-related flying in the Gulf of Mexico and Alaska which, together with an 14% increase in tourism-related revenues, more than offset a 57% decline in fire response revenues between periods.

Perceptible trends in the offshore drilling markets in which we are currently operating and the numbers of Rowan-operated rigs in each of those markets are as follows:

     AREA              RIGS              PERCEPTIBLE INDUSTRY TRENDS
-----------------      ----     --------------------------------------------

Gulf of Mexico          22      Reduced exploration and development activity in
                                the near term, improving moderately in
                                late 2001 and early 2002

Eastern  Canada          1      Improving demand for harsh environment equipment
                                in 2002 and 2003

North Sea                -      Improving demand for harsh environment equipment
                                in 2002 and 2003


Demand for jack-ups in the North Sea has increased and we are responding to bid requests for our Gorilla Class rigs for work commencing in early 2002. Upon its delivery in the fourth quarter, Gorilla VII will be relocated to the North Sea. We remain confident in the long-term viability of the North Sea jack-up drilling market.

Perceptible trends in the aviation markets in which we are currently operating and the number of Rowan-operated aircraft based in each of those markets are as follows:


    AREA            AIRCRAFT          PERCEPTIBLE INDUSTRY TRENDS
-----------------  ---------      --------------------------------------------

Alaska                  65          Normal seasonal decline

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

Natural gas prices, in particular, have fluctuated wildly over the past eighteen months, and are presently at about one-third of their peak price attained just last winter. Such price volatility typically has an adverse effect on drilling activity. Recently, domestic drilling activity, particularly in the Gulf of Mexico, has weakened dramatically, market day rates have continued to deteriorate and Rowan's drilling operations have been adversely impacted. At current levels, Rowan's drilling operations are marginally profitable, but there can be no assurance that market conditions will not deteriorate further.

Though considerably less volatile than its drilling and aviation operations, Rowan's manufacturing operations have been adversely impacted by a prolonged period of unfavorable world commodity prices; in particular, prices for copper, iron ore, coal, gold and diamonds. Rowan's external manufacturing backlog remains at a depressed level. As a result, we cannot accurately predict whether or not our manufacturing operations will remain profitable during the balance of 2001.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios as of September 30, 2001 and December 31, 2000 is as follows (dollars in thousands):

                                           September 30,           December 31,
                                                2001                   2000
                                             ---------           -------------

Cash and cash equivalents                   $  162,341              $  192,828
Current assets                              $  456,482              $  483,357
Current liabilities                         $  104,529              $  104,354
Current ratio                                     4.37                    4.63
Long-term debt                              $  410,388              $  372,212
Stockholders' equity                        $1,131,309              $1,052,757
Long-term debt/total capitalization                .27                     .26

Reflected in the comparison above are the effects during the first nine months of 2001 of net cash provided by operations of $153.9 million, proceeds from borrowings of $73.2 million, capital expenditures of $218.1 million, debt payments of $28.0 million and purchases of Rowan stock totaling $18.5 million.

Capital expenditures during the first nine months of 2001 were primarily related to the construction of Rowan Gorilla VII and Rowan Gorilla VIII and the reactivation of our land drilling division.

Rowan Gorilla VII, a Super Gorilla Class jack-up like Rowan Gorilla V and Rowan Gorilla VI featuring a combination drilling and production capability, is at Rowan's Sabine Pass, Texas facility for final outfitting and should be completed prior to year-end 2001. We have financed up to $185 million of the cost of Gorilla VII through a 12-year bank loan guaranteed by the U. S. Department of Transportation's Maritime Administration under its Title XI Program. The notes require semiannual payments in each of April and October and Gorilla VII secures the government guarantee. At September 30, 2001, we had drawn down about $168 million under this facility, which bore interest at floating rates averaging approximately 4%.

Rowan Gorilla VIII is an enhanced version of our Super Gorilla Class jack-up and is designated as a Super Gorilla XL. Gorilla VIII will be outfitted with 708 feet of leg, 134 feet more than Gorillas V, VI or VII, and have 30% larger spud cans enabling operation in the Gulf of Mexico in water depths up to 550 feet. Gorilla VIII will also be able to operate in water depths up to 400 feet in the hostile environments offshore eastern Canada and in the North Sea. Gorilla VIII is being constructed at Vicksburg, Mississippi with delivery expected during the third quarter of 2003. Rowan has secured Title XI government-guaranteed financing for up to $187 million of the cost of Gorilla VIII. The notes require semiannual payments in each of January and July and Gorilla VIII secures the government guarantee. At September 30, 2001, we had drawn down about $11 million under this facility, which bore interest at floating rates averaging approximately 4%.

Design work continues on a new class of jack-up rig, specifically targeted for deep drilling in water depths up to 250 feet on the outer continental shelf in the Gulf of Mexico. The Tarzan Class rig will offer drilling capabilities similar to our Gorilla Class jack-ups, enabling more efficient drilling beyond 15,000 feet, but with reduced environmental criteria (wind, wave and current) and at about one-third of the construction cost. The first rig, to be named Scooter Yeargain, will be constructed at Vicksburg, Mississippi with delivery expected during the third quarter of 2004.

In July, Rowan committed to purchase three Sikorsky S-92 helicopters for the deepwater drilling market, subject to our obtaining long-term operating contracts. The S-92 design features a 19-passenger capacity and a range of 475 nautical miles. The total cost will approach $50 million and the helicopters should be delivered in early 2003.

On October 31, 2001, Rowan announced its intention to acquire, subject to execution of a definitive purchase agreement, Oilfield-Electric-Marine, Inc. ("OEM") and Industrial Logic Systems, Inc. OEM manufactures variable speed AC motors and variable frequency drive systems, DC motors and drive systems, and filters and consoles for marine boats and lay barges, the oil and gas drilling industry, and the mining and dredging industries. OEM also manufactures medium voltage switchgear from 5KV through 38KV for the industrial and petrochemical markets. The purchase price is approximately $8 million in Rowan stock and closing is expected to occur during the fourth quarter.

Rowan estimates remaining 2001 capital expenditures will be around $50-60 million, including approximately $35-40 million for Gorillas VII and VIII. We may also spend amounts to acquire additional aircraft as market conditions justify, build additional land rigs and upgrade existing equipment and manufacturing facilities.

During March 2001, Rowan completed the refinancing of its $156.8 million of outstanding floating-rate Gorilla VI debt through the issuance of a 5.88% fixed-rate note maturing in 2012. The fixed-rate note is U. S.
Government-guaranteed under the Title XI Program and Gorilla VI secures the government guarantee.

Based upon current operating levels and the previously discussed market trends, we believe that fourth quarter operations, together with existing working capital and available financial resources, will generate sufficient cash flow to sustain planned capital expenditures and debt service requirements at least through the remainder of 2001.




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
----------------------------------------------------------

          (b) Reports on Form 8-K

              During the third quarter of 2001, Rowan filed a Form 8-K dated September 17, 2001 containing items pertinent to the current quarter, as follows:

              Item 5. Other Events

                      Press release reporting a revision of Rowan's third quarter business outlook.

              Item 7. Financial Statements and Exhibits

                      Rowan press release, dated September 17, 2001













                                   SIGNATURES
                                  -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ROWAN COMPANIES, INC.
                                                (Registrant)


Date:  November 14, 2001                        /s/ E. E. THIELE
                                                -------------------------------
                                                E. E. Thiele
                                                Senior Vice President- Finance,
                                                Administration and Treasurer
                                                (Chief Financial Officer)

Date:  November 14, 2001                        /s/ W. H. WELLS
                                                -------------------------------
                                                W. H. Wells
                                                Controller
                                                (Chief Accounting Officer)