Form 10-K405
period 2001-12-31
ROWAN COMPANIES INC
filed 2002-03-28
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM ____ TO ____

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

           Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
     Title of each class                        on which registered
---------------------------------           ---------------------------------
Common Stock, $.125 Par Value               New York Stock Exchange
                                            Pacific Exchange - Stock & Options

Preferred Stock Purchase Rights             New York Stock Exchange
                                            Pacific Exchange - Stock & Options

        Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |.

      The aggregate market value as of March 1, 2002 of the Common Stock held by non-affiliates of the registrant was approximately $1.7 billion.

      The number of shares of Common Stock, $.125 par value, outstanding at March 1, 2002 was 93,884,615.

                       DOCUMENTS INCORPORATED BY REFERENCE

             Document                                       Part of Form 10-K
             --------                                       -----------------
Annual Report to Stockholders for
fiscal year ended December 31, 2001                         Parts I, II and IV

Proxy Statement for the 2002 Annual
Meeting of Stockholders                                     Part III

                                TABLE OF CONTENTS

PART I                                                                        Page
     Item 1.   Business ....................................................   1
        Drilling Operations.................................................   1
           Offshore Operations .............................................   1
           Onshore Operations ..............................................   3
           Contracts .......................................................   3
           Competition .....................................................   4
           Regulations and Hazards .........................................   5
        Manufacturing Operations............................................   6
           Raw Materials....................................................   7
           Competition......................................................   7
           Regulations and Hazards..........................................   8
        Aviation Operations ................................................   9
           Contracts .......................................................  10
           Competition .....................................................  11
           Regulations and Hazards .........................................  11
        Employees ..........................................................  11
        Risk Factors .......................................................  11

     Item 2.   Properties ..................................................  14
        Drilling Rigs ......................................................  14
        Manufacturing Facilities............................................  16
        Aircraft ...........................................................  17

     Item 3.   Legal Proceedings ...........................................  17

     Item 4.   Submission of Matters to a Vote of Security Holders .........  18

     Additional Item.  Executive Officers of the Registrant ................  18

PART II

     Item 5.   Market for Registrant's Common Stock and Related
                 Stockholder Matters .......................................  19

     Item 6.   Selected Financial Data .....................................  19

     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .......................  19

     Item 7A.  Quantitative and Qualitative Disclosures about Market Risks..  19

     Item 8.   Financial Statements and Supplementary Data .................  19

     Item 9.   Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure .......................  19

PART III

     Item 10.  Directors and Executive Officers of the Registrant ..........  20

     Item 11.  Executive Compensation ......................................  20

     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management ............................................  20

     Item 13.  Certain Relationships and Related Transactions ..............  20

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K .......................................  21

                                     PART I

ITEM 1. BUSINESS

Rowan Companies, Inc. (hereinafter referred to as "Rowan" or "the Company") is a major provider of international and domestic contract drilling and aviation services. Rowan also operates a mini-steel mill, a manufacturing facility that produces heavy equipment for the mining, timber and transportation industries and a drilling products group that has designed or built about one-third of all mobile offshore jack-up drilling rigs. Rowan was organized in 1947 as a Delaware corporation and a successor to a contract drilling business conducted since 1923 under the name Rowan Drilling Company, Inc.

Information regarding each of Rowan's industry segments, including revenues, operating profit (loss), assets and foreign-source revenues for 2001, 2000 and 1999, is incorporated herein by reference to Footnote 10 of the Notes to Consolidated Financial Statements on pages 36 and 37 of Rowan's 2001 Annual Report to Stockholders ("Annual Report"), incorporated portions of which are filed as Exhibit 13 hereto.

During 2001, 14% of Rowan's consolidated revenues were derived from Anadarko Petroleum Corporation, primarily from drilling services. In 2000, 11% of Rowan's consolidated revenues were derived from The Coastal Corporation, primarily from drilling services. In 1999, no customer accounted for 10% or more of consolidated revenues.

DRILLING OPERATIONS

Rowan provides contract drilling services utilizing a fleet of 23 self-elevating mobile offshore drilling platforms ("jack-up rigs"), one mobile offshore floating platform ("semi-submersible rig") and 17 land drilling rigs. Rowan's drilling operations are conducted primarily in the Gulf of Mexico, the North Sea, offshore eastern Canada and in Texas and Louisiana. In 2001, drilling operations generated an operating profit (income from operations before deducting general and administrative expenses) of $136.4 million.

Offshore Operations

Since 1970, Rowan's drilling operations have featured jack-up rigs performing both exploratory and development drilling and, in certain areas, well workover operations. Rowan operates larger, deep-water type jack-up rigs capable of drilling to depths of 20,000 to 30,000 feet in maximum water depths ranging from 250 to 490 feet, depending on the size of the rig and its location.

Rowan's jack-up rigs are designed with a floating hull with three independently elevating legs, drilling equipment, supplies, crew quarters, loading and unloading facilities, a helicopter landing deck and other related equipment. Drilling equipment includes engines, drawworks or hoist, derrick, pumps to circulate the drilling fluid, drill pipe and drilling bits. Rowan's rigs are equipped with propulsion thrusters to assist in towing. At the drilling site, the legs are lowered until they penetrate the ocean floor and the hull is jacked-up on the legs to the desired elevation above the water. The hull then serves as a drilling platform until the well is completed, at which time the hull is lowered into the water, the legs are elevated and the rig is towed to the next drilling site.

Rowan's cantilever jack-ups can extend a portion of the sub-structure containing the drawworks, derrick and related equipment over fixed production platforms so that development or workover operations on the platforms can be carried out with a minimum of interruption to production. In 1989, Rowan acquired and developed a "skid base" technology, whereby the rig floor drilling equipment on a conventional jack-up rig can be "skidded" out over the top of a fixed platform. Thus, conventional jack-up rigs can be used on certain drilling assignments that previously required a cantilever jack-up or platform rig.

At March 28, 2002, Rowan's offshore drilling fleet included the following:

      - 16 cantilever jack-up rigs, featuring three harsh environment "Gorilla class" rigs and three enhanced "Super Gorilla class" rigs

      - seven conventional jack-up rigs, including five rigs with skid base capability

      -     one semi-submersible rig

The Company operates two of the cantilever jack-up rigs under operating leases expiring in 2008.

Rowan's Gorilla class rigs, Gorillas II, III and IV, are a heavier-duty class of jack-up rig, intended to drill up to 30,000 feet in water depths up to 328 feet in extreme hostile environments (winds up to 100 miles per hour and seas up to 90 feet) like in the North Sea and offshore eastern Canada.

During the fourth quarter of 1998, Rowan completed construction of its first Super Gorilla class rig, Rowan Gorilla V. Construction of Rowan Gorilla VI was completed during June 2000, and Rowan Gorilla VII was delivered during December 2001. Gorillas V, VI and VII are enhanced versions of Rowan's Gorilla class rigs featuring a combination drilling and production capability. They can operate year-round in 400 feet of water south of the 61st parallel in the North Sea, within the worst-case combination of 100-year storm criteria for waves, wave periods, winds and currents. Rowan financed $153.1 million of the cost of Gorilla V, $171.0 million of the cost of Gorilla VI and $185.4 million of the cost of Gorilla VII through bank loans guaranteed by the U.S. Department of Transportation's Maritime Administration under its Title XI Program.

To date, Rowan has assembled a significant portion of Gorilla VIII, an enhanced version of the Super Gorilla class jack-up designated as Super Gorilla XL. Gorilla VIII will be outfitted with 708 feet of leg, 134 feet more than Gorillas V, VI or VII, and have 30% larger spud cans, enabling operation in the Gulf of Mexico in water depths up to 550 feet. Gorilla VIII will also be able to operate in water depths up to 400 feet in the hostile environments offshore eastern Canada and in the North Sea. Gorilla VIII is being constructed at Vicksburg, Mississippi with delivery expected during the third quarter of 2003. Rowan obtained Title XI bank financing for up to $187.3 million of the cost of Gorilla VIII in May 2001, under terms and conditions similar to those in effect for Gorilla VII.

On July 26, 2001, Rowan's Board of Directors approved the development, design and construction of a new class of jack-up rig, specifically targeted for deep drilling in water depths up to 250 feet on the outer continental shelf in the Gulf of Mexico. The Tarzan class rig will offer drilling capabilities similar to our Gorilla class jack-ups, enabling more efficient drilling beyond 15,000 feet, but with reduced environmental criteria (wind, wave and current) and at about one-third of the construction cost. The new rig, to be named Scooter Yeargain, will be constructed at Vicksburg, Mississippi, with delivery expected during the third quarter of 2004.

This fleet expansion program began in 1995 and represents Rowan's first new construction since the mid-1980s. Since that time, Rowan's capital expenditures have been primarily for enhancements to existing drilling rigs and manufacturing facilities and for the purchase of aircraft. Of Rowan's 17 remaining jack-up rigs, six cantilever rigs and one conventional rig have been modified to provide a degree of hostile environment operating capability, and seven cantilever rigs and three conventional rigs are equipped to operate in water depths up to 350 feet.

Rowan takes advantage of lulls in drilling activity to perform needed maintenance and make certain enhancements to its drilling fleet. During 1998 and 1999, the Company completed the following enhancements: upgrading solids control mud systems on all nine of the Company's class 116-C jack-up rigs and its class 52-C rig; adding one to two engines to six of the class 116-C rigs, each such rig now being equipped with six engines; installing new generation top-drives on four of the class 116-C rigs and one of the Gorilla class rigs;

upgrading the electrical systems on one of the class 84 rigs; converting one of the class 52 rigs to a cantilever; adding leg length to three of the class 116-C rigs and reconditioning the subsea equipment on the semi-submersible rig.

For a further discussion of Rowan's availability of funds in 2002 to sustain operations, debt service and planned capital expenditures, including those related to construction of Gorillas VIII and Scooter Yeargain, see "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 21 of the Annual Report, which information is incorporated herein by reference. Also, see ITEM 2. PROPERTIES beginning on page 14 of this Form 10-K for additional information with respect to the capabilities and operating status of the Company's rigs.

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

Rowan operates six anchor-handling, towing and supply (AHTS) boats obtained under five-year lease agreements that expire in 2004 and 2005 and contain purchase options. The boats are fully crewed by the lessor, but managed by Rowan to provide towing and supply services to our drilling operations. Rowan also directly markets the boats to third parties, with emphasis on their anchor-handling capabilities for deepwater semi-submersibles.

Onshore Operations

Rowan has drilling equipment, personnel and camps available on a contract basis for exploration and development of onshore areas. Rowan currently owns 17 deep-well land rigs located as follows: eight in Texas and nine in Louisiana. The fleet features three newly constructed rigs and six rigs that have been substantially rebuilt over the past two years, including four rigs relocated from Alaska during the period. One additional new land rig is under construction and expected to be delivered during the second quarter of 2002.

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

When weak market conditions characterized by declining drilling day rates prevail, Rowan generally accepts lower rate contracts in an attempt to maintain its competitive position and to offset the substantial costs of maintaining and reactivating stacked rigs. When drilling markets are strong and increasing rates prevail, Rowan generally pursues short rather than long-term contracts for its rigs to maximize its ability to obtain rate increases and pass through any cost increases to customers.

Rowan's drilling contracts are either "well-to-well", "multiple well" or for a fixed term generally ranging from one to twelve months. Well-to-well contracts are cancelable by either party upon completion of drilling at any one site, and fixed-term contracts usually provide for termination by either party if drilling operations are suspended for extended periods by events of force majeure. While most fixed-term contracts are for relatively short periods, some fixed-term and well-to-well contracts continue for a longer period than the original term or for a specific series of wells. Many offshore contracts contain renewal or extension provisions exercisable at the option of the customer at prices agreeable to the Company and most require additional payments for mobilization and demobilization costs. Rowan's contracts for work in foreign countries generally provide for payment in United States dollars except for minimal amounts required to meet local expenses.

Rowan believes that the contract status of its onshore and offshore rigs is more informative than backlog calculations, and that backlog information is neither calculable nor meaningful given the cancellation options contained in, and the short duration of, fixed-term contracts and the indeterminable duration of well-to-well and multiple well contracts. See ITEM 2. PROPERTIES beginning on page 14 of this Form 10-K for the contract status of the Company's rigs as of March 28, 2002.

Competition

The contract drilling industry is highly competitive and involves many factors, including price, equipment capability, operating and safety performance and reputation. Rowan believes that it competes favorably with respect to all of these factors.

Rowan competes with more than 20 offshore drilling contractors with more than 500 available mobile rigs and approximately 20 domestic drilling contractors with more than 180 available deep-well land rigs. Based upon the number of rigs as tabulated by Petrodata, Rowan is the seventh largest offshore drilling contractor in the world and the sixth largest jack-up rig operator. Some of the Company's competitors have greater financial and other resources and may be more able to make technological improvements to existing equipment or replace equipment that becomes obsolete.

Technological advances can create competitive advantages and eventually cause less capable equipment to be less suitable for certain drilling operations. As a result, during the 1980-1986 period, Rowan carried out a drilling rig expansion program, culminating with the development of a heavier jack-up rig class known as the Gorilla rig. Since that time, Rowan has employed a drilling rig modification and enhancement program designed to provide a fleet of jack-up rigs reflecting the latest technological advancements. In 1995, Rowan began a drilling rig expansion program featuring the development of enhanced versions of the Gorilla class rig and, beginning in 2001, the Tarzan class rig.

The offshore markets in which the Company competes are characterized by their economic viability and political stability. At March 28, 2002, Rowan had 21 jack-ups and its semi-submersible located in the Gulf of Mexico, one jack-up located offshore eastern Canada and one jack-up located in the North Sea. Based upon the number of rigs as tabulated by Petrodata, Rowan is the fourth largest offshore drilling contractor in the Gulf of Mexico and the third largest jack-up rig operator in the area. Relocation of equipment from one geographic location to another is dependent upon changing market dynamics, with moves occurring only when the likelihood of higher returns makes such action economical. During 1999 and 2000, the Company relocated its six rigs from the North Sea to the Gulf of Mexico (five rigs) and offshore eastern Canada (one rig) and two rigs from offshore eastern Canada to the Gulf of Mexico to pursue more favorable market conditions. Gorilla VII was relocated from the Gulf of Mexico to the North Sea in January 2002.

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 21 of Rowan's 2001 Annual Report, the information under which caption is incorporated herein by reference, for a discussion of current industry conditions and their impact on operations.

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

MANUFACTURING OPERATIONS

In 1994, LeTourneau, Inc. ("LeTourneau"), a wholly owned subsidiary of the Company, acquired the net assets of Marathon LeTourneau Company, headquartered in Longview, Texas. LeTourneau operates a mini-steel mill that recycles scrap and produces steel plate; a manufacturing facility that produces heavy equipment such as front-end loaders with an 80-ton capacity; and a drilling products group that has designed or built about one-third of all mobile offshore jack-up drilling rigs, including all 23 operated by Rowan. In 2001, the manufacturing division generated an operating profit of $5.7 million. External manufacturing backlog for all product lines was approximately $29 million at February 28, 2002, all of which is expected to be realized in 2002, compared with $14 million at February 28, 2001, all of which was realized during 2001.

The mining equipment product line features front-end loaders with bucket capacities of 17, 22, 28, 33 and 53 cubic yards. LeTourneau's loaders are generally used in coal, gold, copper, diamond and iron ore mines and utilize LeTourneau's diesel electric-drive system with solid-state controls. This system allows large, mobile equipment to stop, start and reverse without gear shifting and high maintenance braking. LeTourneau loaders can load rear-dump trucks in the 85-ton to 350-ton range. LeTourneau's mining equipment and parts are distributed through a worldwide network of independent distributors and its own distribution network serving the western United States.

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

LeTourneau's Vicksburg, Mississippi shipyard was reactivated during 1995-1996 following Rowan's announcement of the planned construction of Rowan Gorilla V and is dedicated to providing equipment, spare parts and engineering support to the offshore drilling industry. The yard currently employs about 610 people, most of whom have been hired since 1995. Some rig component manufacturing and rig repair services, as well as design engineering, continue to be performed at the Longview, Texas facility.

As noted previously, the drilling products group completed Rowan Gorilla V in late 1998 and Rowan Gorilla VI in June 2000, delivered Rowan Gorilla VII during December 2001 and is currently constructing for the Company a Super Gorilla XL class jack-up rig and a Tarzan class jack-up rig. The drilling products group also completed two Super 116-C class jack-up rig kits for others in 1998.

LeTourneau engages in a limited amount of research and product development, primarily to increase the capacity of and provide innovative improvements to its product lines. The Company evaluates on an ongoing basis the manufacturing product and service lines with the intention of making enhancements.

During January 2000, LeTourneau completed the purchase of The Ellis Williams Company, Inc. and EWCO, Inc. dba Traitex Machine Co., which collectively designed and manufactured mud pumps in a wide range of sizes for a variety of applications. The purchase price was approximately $10 million, with $7 million in cash and the balance in promissory notes due over a three-year period. The notes were repaid in full during 2001.

On January 31, 2002, the Company completed the purchase of certain assets of Oilfield-Electric-Marine, Inc. and Industrial Logic Systems, Inc., issuing from treasury 439,560 shares of Rowan common stock valued at approximately $8 million. Oilfield-Electric-Marine manufactures variable speed AC motors and variable frequency drive systems, DC motors and drive systems, and consoles for marine boats and lay barges, the oil and gas drilling industry, and the mining and dredging industries. Additionally, Oilfield-Electric-Marine manufactures medium voltage switchgear from 5KV through 38KV for the industrial and petrochemical markets.

Raw Materials

The principal raw material utilized in LeTourneau's manufacturing operations is steel plate, much of which is supplied by LeTourneau's mini-steel mill. Other required materials are generally available in sufficient quantities to meet its manufacturing needs through purchases in the open market. LeTourneau does not believe that it is dependent on any single supplier.

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

The market for LeTourneau's timber equipment is also characterized by vigorous competition. Though LeTourneau's jib crane is unique, it does encounter competition from other equipment manufacturers that offer alternative methods for meeting customer requirements. The number of major competitors by type of equipment is as follows: log stackers - four and jib cranes - three. LeTourneau's estimated share of the domestic log-stacker market is around 20% and its estimated share of the Canadian market is around 15%.

The locomotive re-manufacturing business is also highly competitive. The LeTourneau system is unique and offers advantages that are not available with the competing systems: tractive effort control, directional control and dynamic braking.

LeTourneau's mini-steel mill encounters competition from a total of six major competitors, with the breakdown by product line being as follows: plate products
- four and fabricated products - two. LeTourneau's share of the overall steel market is negligible. The internal requirements of the equipment and drilling products groups provide a base load for the steel mill, and LeTourneau uses a small, direct sales force to sell specialized alloy, carbon and tool steel products to steel service centers, fabricators, manufacturers and brokers.

The competition LeTourneau encounters in the parts business is fragmented with only three other companies being considered to be direct competitors. Vendors supplying parts directly to end users and well-fitters who obtain and copy parts for cheaper and lower quality substitutes provide more intense competition than LeTourneau's direct competitors.

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

Since 1955, when the first LeTourneau unit was delivered, LeTourneau has been recognized as a leading designer and builder of "jack-up" drilling rigs. Currently, there are ten jack-ups under construction worldwide, two of which are LeTourneau rigs. At present, LeTourneau has a limited number of competitors in the rig construction and support industry. However, there are numerous shipyard facilities with the capability for jack-up construction.

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

LeTourneau jack-up designs are subject to regulatory approval by various agencies, depending upon the geographic areas where the rig will be qualified for drilling. The rules vary by location and are subject to frequent change, and primarily relate to safety and environmental issues, in addition to those which classify the jack-up as a vessel.

LeTourneau may be liable for damages resulting from pollution of air, land and inland waters associated with its manufacturing operations. LeTourneau believes that compliance with environmental protection laws and regulations will have no material effect on its capital expenditures, earnings or competitive position during 2002. Further regulations may reasonably be anticipated, but any effects thereof on the Company's manufacturing operations cannot be accurately predicted.

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

LeTourneau anticipates incurring expenses associated with the warranty of its products. In the equipment business, dealers of LeTourneau's products perform the warranty work while in the rig construction business, LeTourneau generally performs warranty work directly.

AVIATION OPERATIONS

Rowan's wholly-owned subsidiary, Era Aviation, Inc. ("Era"), provides contract and charter helicopter and fixed-wing aviation services principally in Alaska, the coastal areas of Louisiana and Texas, and the western United States, with its fleet consisting on March 28, 2002 of 95 helicopters and 19 fixed-wing aircraft. In 2001, the aviation division generated an operating profit of $10.2 million.

Era's helicopter services in recent years have featured flightseeing, forest fire control and support for oil and gas related operations from its primary bases in Alaska, Louisiana and Nevada. Services provided offshore Louisiana and Texas are primarily oil and gas-related while the majority of helicopter services in the western United States are provided to governmental agencies in support of forest fire control, construction and other utility work.

Based on the number of helicopters operating, Era is the largest helicopter operator in Alaska. It provides charter services from bases at Anchorage, Deadhorse (on the North Slope), Juneau, Kenai and Valdez. Era's charter and contract services are provided throughout Alaska with particular emphasis in the oil, mining and high-density tourist regions within the state. During 2001, the Alaska helicopter operations contributed approximately 25% of the Company's aviation revenues.

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

Since 1983, Era has operated a scheduled regional airline service in Alaska encompassing the transportation of passengers, mail and cargo. Era currently serves Valdez, Kenai, Homer, Kodiak and Cordova, with seasonal service to Whitehorse and Iliamna from its base hub in Anchorage. In addition, it services 17 remote villages from its hub in Bethel, Alaska. Era operates under a code sharing agreement with Alaska Airlines, which is the largest carrier of passengers from the contiguous United States to Alaska. Era's regional airline is the largest airline operation of that type within the state of Alaska and is the second largest carrier of passengers into and out of the Ted Stevens Anchorage International Airport, including the large jet carriers. During 2001, the commuter airline contributed approximately 25% of the Company's aviation revenues.

Since 1979, Era has been providing charter and contract helicopter services in the Gulf of Mexico area, primarily to the offshore oil and gas industry. Operations are conducted from the division office in Lake Charles, Louisiana and from bases in the Louisiana cities of Morgan City, Cameron, New Iberia, Intracoastal City, Venice, Fourchon, Houma, Schriever and Johnson Bayou and the Texas cities of Houston, Corpus Christi, Bay City and Sabine Pass. Based on the number of helicopters operating, Era is the third largest helicopter operator in the Gulf of Mexico. During 2001, the Gulf of Mexico helicopter operations contributed approximately 43% of the Company's aviation revenues.

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

During 2001, the Company committed to purchase three Sikorsky S-92 helicopters for the Gulf of Mexico deepwater drilling market, subject to obtaining long-term operating contracts. The S-92 design features a 19-passenger capacity and a range of 475 nautical miles. Rowan currently expects the helicopters to be delivered in the third quarter of 2003 and that their total cost will approach $50 million.

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

Era aircraft at March 28, 2002 consisted of 95 helicopters (including 46 based in Alaska and 49 in the Gulf of Mexico area) and 19 fixed-wing aircraft (based in Alaska). The fleet contract status at that date included 33 term contracts. The remaining aircraft were either being operated under day-to-day charters or one or more of 80 master service agreements, or were available for operation under day-to-day charter or other contract arrangements.

Competition

Approximately five other operators compete directly with Era in Alaska on a contract or charter basis. Era competes over its scheduled airline routes with up to three other carriers. In the Gulf of Mexico area, Era competes directly with six other operators and ranks third in the number of helicopters operating with approximately 8% of the market. A number of other helicopter operators compete with Era in the west and northwest regions of the United States and in overseas locations. Services under term contracts are usually obtained through a successful bid process whereas shorter-term charters and scheduled airline services typically involve published rates. The Company believes that performance and safety are the key competitive factors in Era's aviation markets.

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

EMPLOYEES

Rowan had 5,085 employees at February 28, 2002 and 4,943, 4,917 and 4,741 employees at December 31, 2001, 2000 and 1999, respectively. Some of the employees included in these numbers are not United States citizens. None of the Company's employees are covered by collective bargaining agreements with labor unions. Rowan considers relations with its employees to be satisfactory.

RISK FACTORS

You should consider carefully the following risk factors, in addition to the other information contained and incorporated by reference in this Form 10-K, before deciding to invest in our common stock.

Volatile oil and natural gas prices greatly impact demand for our offshore drilling and related services.

The success of our offshore drilling, manufacturing and aviation operations depends upon the condition of the oil and gas industry, particularly the level of offshore drilling activity. Demand for our offshore drilling and related services is vulnerable to periodic declines in drilling activity typically associated with depressed oil and natural gas prices. Oil and natural gas prices have historically been volatile, and the offshore drilling market was generally depressed from the early 1980s until the mid-1990s.

While the drilling industry benefited from increasing oil and natural gas prices during most of the 1999-2000 period, it did not fully recover from the dramatic decline in prices during 1998 and the ensuing reduction in drilling activity and day rates. This decline in prices was generally attributable to increased worldwide production coupled with slowing global demand. Energy companies responded to depressed prices by reducing their drilling expenditures, either by allowing contract options to lapse or by canceling or deferring planned drilling projects. Our drilling operations improved over much of the 2000-2001 period but remained below peak 1997 and early-1998 levels. In recent months, natural gas prices have been extremely volatile and are presently at about one-third of their peak price attained just last winter. As a result, Gulf of Mexico drilling activity has weakened, market day rates have declined and Rowan's drilling operations have been adversely impacted.

Demand for drilling services also depends on additional factors that are beyond our control, including:

      -     fluctuations in the worldwide demand for oil and natural gas;

      - the willingness and ability of the Organization of Petroleum Exporting Countries , or OPEC, to limit production levels and influence prices;

      -     political conflicts in oil-producing areas; and

      -     the level of production in non-OPEC countries.

Our drilling and aviation operations will be adversely affected by future declines in oil and natural gas prices, but we cannot predict the extent of that effect. We also cannot assure you that a reduction in offshore drilling activity will not occur for other reasons.

We have incurred losses recently and over prolonged periods in the past, a circumstance that could occur again in the future.

In 1999, we experienced a 35% decline in revenues and incurred a net loss of $9.7 million. Our 1999 revenues and earnings were negatively affected by lower rig utilization and day rates due to the decline in oil and natural gas prices discussed above. We incurred a $9.7 million loss during the fourth quarter of 2001, largely due to a 37% decline in drilling revenues from the year-earlier period, and anticipate an operating loss during the first quarter of 2002.

Our markets remain highly competitive, which may cause us difficulty in differentiating our products and services and maintaining satisfactory price levels.

The drilling, manufacturing and aviation markets are highly competitive, and no single competitor is dominant. In the drilling market, a general oversupply of rigs has lasted for well over a decade, and we believe that competition for drilling contracts will continue to be intense for the foreseeable future. The aviation and manufacturing markets are also characterized by vigorous competition among several competitors. Some of our competitors possess greater financial resources than we do.

Our fleet expansion program may encounter liquidity problems.

If we continue to experience present operating conditions for a prolonged period, our results of operations and working capital may not be adequate to finance our planned construction and outside financing may not be available. We would be forced to suspend our construction program.

We have in progress an offshore fleet expansion program under which we currently plan to spend more than $215 million over the 2002-2004 period. We expect to spend as much as another $240 million over this period for upgrades to existing equipment and facilities and new land rigs and aircraft. Only the remaining costs to complete Rowan Gorilla VIII, estimated to be $144 million, is financed at this time, leaving as much as $320 million of planned capital expenditures over the 2002-2004 period to be financed from working capital or results of operations. We currently have no other available lines of credit. If we were to need additional financing and were unable to obtain it at commercially favorable rates, we could experience liquidity problems.

Our results of operations will be adversely affected if we are unable to secure contracts for Rowan Gorilla VII and Rowan Gorilla VIII.

The addition to our available drilling fleet of Rowan Gorilla VII in early 2002 and Rowan Gorilla VIII in late 2003 will, in each case, significantly increase our daily operating costs. Neither rig has been contracted at this time, and day rates for comparable rigs during the last two years would, in many cases, only slightly exceed the expected daily operating costs of Gorilla VII and Gorilla
VIII. We may be unable to secure economical drilling contracts for Gorilla VII and Gorilla VIII, in which case their delivery will negatively impact our operating results.

We are subject to operating risks such as blowouts and well fires that could result in environmental damage, property loss, personal injury and death.

Our drilling operations are subject to many hazards that could increase the likelihood of accidents. Accidents can result in:

      -     costly delays or cancellations of drilling operations;

      -     serious damage to or destruction of equipment;

      -     personal injury or death;

      - significant impairment of producing wells, leased properties or underground geological formations; and

      -     major environmental damage.

Our offshore drilling operations are also subject to marine hazards, either at offshore sites or while drilling equipment is under tow, such as vessel capsizings, collisions or groundings. In addition, raising and lowering jack-up rigs, an offshore drilling platform whose three legs independently penetrate the ocean floor, flooding semi-submersible ballast tanks to help fix the floating drilling unit over well site and drilling into high-pressure formations are complex, hazardous activities and we frequently encounter problems.

Our manufacturing and aviation operations also present serious risks. Our manufacturing processes could pollute the air, land and inland waters, and the products we manufacture could be implicated in lawsuits alleging environmental harm, property loss, personal injury and death. Operating helicopters and fixed-wing aircraft is similarly hazardous, particularly in Alaska where weather conditions can be severe.

We have had accidents in the past demonstrating some of the hazards described above, including high pressure drilling accidents resulting in lost or damaged drilling formations, towing accidents resulting in lost drilling equipment and flying accidents resulting in lost aircraft and deaths. Because of the ongoing hazards associated with our operations:

      - we may experience a higher number of accidents in the future than expected;

      - our insurance coverage may prove inadequate to cover losses that are greater than anticipated;

      -     our insurance deductibles may increase; or

      - our insurance premiums may increase to the point where maintaining our current level of coverage is prohibitively expensive.

Any similar events could yield future operating losses and have a significant adverse impact on our business.

Government regulations and environmental risks, which reduce our business opportunities and increase our operating costs, might worsen in the future.

Government regulations dictate design and operating criteria for drilling vessels and aircraft, determine taxation levels to which we (and our customers) are subject, control and often limit access to potential markets and impose extensive requirements concerning employee safety, environmental protection and pollution control. Environmental regulations, in particular, prohibit access to some markets and make others less economical, increase equipment and personnel costs and often impose liability without regard to negligence or fault. In addition, governmental regulations may discourage our customers' activities, reducing demand for our products and services. We may be liable for damages resulting from pollution of offshore waters and, under United States regulations, must establish financial responsibility in order to drill offshore.

Anti-takeover provisions in our Certificate of Incorporation, bylaws and rights plan could make it difficult for holders of our common stock to receive a premium for their shares upon a change of control.

Holders of the common stock of acquisition targets typically receive a premium for their shares upon a change of control. Delaware law and the following provisions, among others, of our Certificate of Incorporation, bylaws and rights plan could have the effect of delaying or preventing a change of control and could prevent holders of our common stock from receiving such a premium:

      - The affirmative vote of 80% of the outstanding shares of our capital stock is required to approve business combinations that have not been approved by our board of directors. We are also subject to a provision of Delaware corporate law that prohibits us from engaging in a business combination with any interested stockholder for three years from the date that person became an interested stockholder unless specified conditions are met.

      - Special meetings of stockholders may not be called by anyone other than our chairman of the board, president, board of directors or the executive committee thereof.

      - Our board of directors is divided into three classes whose terms end in successive years, so that less than a majority of our board comes up for election at any annual meeting.

      - Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the voting rights and other privileges of these shares without any vote or action by our stockholders.

      - We have issued "poison pill" rights to purchase junior preferred stock under our rights plan, whereby the ownership of Rowan shares by a potential acquirer can be significantly diluted by the sale at a significant discount of additional Rowan shares to all other stockholders, which could discourage unsolicited acquisition proposals.

ITEM 2. PROPERTIES

Rowan leases as its corporate headquarters 59,600 square feet of space in an office tower located at 2800 Post Oak Boulevard in Houston, Texas.

DRILLING RIGS

On the following two pages are summaries of the principal drilling equipment owned or operated by Rowan and in service at March 28, 2002. See "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 21 in the Annual Report, which pages are incorporated herein by reference.

OFFSHORE RIGS

                                         Depth (feet) (b)                                              Contract Status
                                         ----------------   Year in                    ---------------------------------------------
        Name                 Class (a)   Water   Drilling   Service    Location          Customer          Type (h)     Duration (i)
------------------------     ---------   -----   --------   -------  --------------    -------------     -------------  ------------
CANTILEVER JACK-UP RIGS:
Rowan Gorilla VII (c)(e)       219-C      400     30,000     2002     North Sea        not committed
Rowan Gorilla VI (c)(e)        219-C      490     30,000     2000    Gulf of Mexico      Anadarko        multiple well   April 2002
Rowan Gorilla V (c)(e)         219-C      400     30,000     1998    Eastern Canada    not committed
Rowan Gorilla IV (c)(d)        200-C      450     30,000     1986    Gulf of Mexico        Devon         multiple well    May 2002
Rowan Gorilla III (c)(d)       200-C      450     30,000     1984    Gulf of Mexico       Chevron        well-to-well     May 2002
Rowan Gorilla II (c)(d)        200-C      450     30,000     1984    Gulf of Mexico      Spinnaker       multiple well   June 2002
Rowan-California  (c)          116-C      350     30,000     1983    Gulf of Mexico       Chevron        multiple well    May 2002
Rowan-Halifax (c) (g)          116-C      350     30,000     1982    Gulf of Mexico       El Paso        well-to-well    June 2002
Cecil Provine (c) (g)          116-C      350     30,000     1982    Gulf of Mexico      Remington        single well     May 2002
Gilbert Rowe (c)(d)            116-C      350     30,000     1981    Gulf of Mexico       El Paso        multiple well   June 2002
Arch Rowan (c)(d)              116-C      350     30,000     1981    Gulf of Mexico       El Paso        well-to-well    June 2002
Charles Rowan (c)(d)           116-C      350     30,000     1981    Gulf of Mexico      Spinnaker       well-to-well    June 2002
Rowan-Paris (c)(d)             116-C      350     30,000     1980    Gulf of Mexico        Devon         well-to-well     May 2002
Rowan-Middletown (c)(d)        116-C      350     30,000     1980    Gulf of Mexico      Newfield        well-to-well     May 2002
Rowan-Fort Worth (c)(d)        116-C      350     30,000     1978    Gulf of Mexico       El Paso        multiple well   June 2002
Rowan-Houston (c)              52-C       250     20,000     1970    Gulf of Mexico     Magnum-Hunter    multiple well   April 2002

CONVENTIONAL JACK-UP RIGS:
Rowan-Odessa (c)(f)            116        350     30,000     1977    Gulf of Mexico      Newfield        well-to-well    April 2002
Rowan-Juneau (c)(f)            116        300     30,000     1977    Gulf of Mexico   ADTI/Remington     well-to-well     May 2002
Rowan-Alaska (c)(f)             84        350     30,000     1975    Gulf of Mexico      Spinnaker       well-to-well     May 2002
Rowan-Louisiana (c)(f)          84        350     30,000     1975    Gulf of Mexico      Spinnaker       well-to-well     May 2002
Rowan-Texas (c)                 52        250     20,000     1973    Gulf of Mexico      Anadarko        well-to-well    April 2002
Rowan-Anchorage (c)             52        250     20,000     1972    Gulf of Mexico   ADTI/Westport      well-to-well    April 2002
Rowan-New Orleans (c)(f)        52        250     20,000     1971    Gulf of Mexico   ADTI/Newfield      well-to-well    April 2002

SEMI-SUBMERSIBLE RIG:
Rowan-Midland (c)                       1,200     25,000     1976    Gulf of Mexico    not committed
-----------------------------------------------------------------------------------------------------------------------------------

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

(i)   Indicates estimated completion date of work to be performed

ONSHORE RIGS(a)

                                        Maximum                                                Contract Status
                                        Drilling                        --------------------------------------------------------
   Name              Type             Depth (feet)        Location           Customer             Type (c)         Duration (d)
-----------    -------------------   --------------     ------------    ------------------     --------------     --------------
Rig 7          Mechanical                18,000          Texas             not committed
Rig 9          Diesel electric           25,000          Louisiana           Anadarko           well-to-well        April 2002
Rig 12         Mechanical                18,000          Louisiana        not committed
Rig 14         Mechanical                35,000          Louisiana        not committed
Rig 15         Mechanical                35,000          Texas             not committed
Rig 18 (b)     SCR diesel electric       35,000          Louisiana          Petro-Hunt          well-to-well        June 2002
Rig 26 (b)     SCR diesel electric       25,000          Louisiana        Pogo Producing        well-to-well        May 2002
Rig 29 (b)     Mechanical                18,000          Texas           Brigham Oil & Gas      single well         April 2002
Rig 30         Mechanical                25,000          Louisiana        not committed
Rig 31 (b)     SCR diesel electric       35,000          Louisiana          Petro-Hunt          well-to-well        June 2002
Rig 33         SCR diesel electric       18,000          Louisiana        not committed
Rig 34 (b)     SCR diesel electric       25,000          Texas                Anadarko          well-to-well        May 2002
Rig 35 (b)     SCR diesel electric       18,000          Louisiana            Samson            single well         May 2002
Rig 41 (b)     SCR diesel electric       25,000          Texas                Meridian          single well         June 2002
Rig 51 (b)     SCR diesel electric       25,000          Louisiana       Denbury Resources      single well         May 2002
Rig 52 (b)     SCR diesel electric       25,000          Texas                Phillips          well-to-well        April 2002
Rig 53 (b)     SCR diesel electric       25,000          Texas               ExxonMobil         well-to-well        June 2002

--------------------------------------------------------------------------------------------------------------------------------

(a) Most of the rigs were constructed at various dates between 1960 and 1982, utilizing new as well as used equipment, and have since been substantially rebuilt. Rigs 51, 52 and 53 were constructed during 2001.

(b)   Unit equipped with a top-drive drilling system

(c) Refer to "Contracts" on pages 3 and 4 of this Form 10-K for a discussion of types of drilling contracts.

(d)   Indicates estimated completion date of work to be performed


Rowan's drilling division leases and, in some cases, owns various operating and administrative facilities generally consisting of office, maintenance and storage space in the states of Alaska, Texas and Louisiana and in the countries of Canada and England. During 2001, we completed an operations and administrative facility with 19,000 square feet near Aberdeen, Scotland.

MANUFACTURING FACILITIES

LeTourneau's principal manufacturing facility and headquarters are located in Longview, Texas on approximately 2,400 acres with about 1.2 million square feet of covered working area. The facility contains:

      - a mini-steel mill with 330,000 square feet of covered working area; the mill has two 25-ton electric arc furnaces capable of producing 120,000 tons per year;

      - a fabrication shop with 300,000 square feet of covered working area; the shop has a 3,000 ton vertical bender for making roll-ups or flattening materials down to 2 1/2 inches thick by 11 feet wide;

      -     a machine shop with 140,000 square feet of covered working area;

      -     an assembly shop with 124,000 square feet of covered working area.

The drilling products group's rig construction facility is located in Vicksburg, Mississippi on 1,850 acres of land and has approximately 560,000 square feet of covered work area. The group's rig service and repair operation is carried out primarily at the Company's Sabine Pass, Texas facility.

LeTourneau's mud pumps are machined, fabricated, assembled and tested at a facility in Houston, Texas, having approximately 81,000 square feet of covered work area and 16,000 square feet of office space. LeTourneau's mud pumps are also machined at its Longview, Texas facility.

LeTourneau's distributor of forest products in the northwestern United States is located on a six-acre site in Troutdale, Oregon with approximately 22,000 square feet of building space.

LeTourneau's distributor of mining equipment products in the western United States is located in a leased facility in Tucson, Arizona having approximately 20,000 square feet.

AIRCRAFT

At March 28, 2002, Era operated a fleet of 95 helicopters and 19 fixed-wing aircraft, consisting of the following:

      -     66 twin-engine turbine aircraft, including:

            -     3 Sikorsky S-61Ns (26 passengers)
            -     2 Eurocopter AS-332L Super Pumas (19 passengers)
            -     16 Bell 212s (14 passengers)
            -     13 Bell 412s (14 passengers)
            -     5 Sikorsky S-76A+s (13 passengers)
            -     27 Eurocopter BO-105CBSs (5 passengers)

      -     29 single-engine turbine aircraft, including:

            -     4 Bell 206LRs (6 passengers)
            -     25 Eurocopter AS350B-2 AStars (6 passengers)

      -     19 fixed-wing aircraft, including:

            -     5 Convair 580s (50 passengers)
            -     9 DeHavilland Twin Otters (9-19 passengers)
            -     3 DeHavilland Dash 8s (37 passengers)
            -     2 Douglas DC-3s (28 passengers).

Era's principal aircraft bases in Alaska, all located on leased property, are a fixed-wing air service center (57,000 square feet of hangar, repair and office facilities) at Anchorage International Airport, with two adjacent hangars housing its helicopter operations and training and accounting operations totaling approximately 45,000 square feet. Era also maintains similar, smaller helicopter facilities in Alaska at Deadhorse, Juneau, Valdez and Yakutat.

Era's principal base for its Gulf of Mexico operations is located on leased property at Lake Charles Regional Airport. The facility has 66,000 square feet of space, including helicopter hangars, a repair facility, a training facility and an operations and administrative building. Era also operates a helicopter base (20,700 square feet of hangar, repair and office facilities) located on leased property at the Terrebonne Airport in Houma, Louisiana, a helicopter base (5,700 square feet of hangar, repair and office facilities) located on leased property in New Iberia, Louisiana, a helicopter base (12,500 square feet of hangar, repair, waiting room and office facilities) located on 47 acres of leased property in Fourchon, Louisiana and a helicopter base (3,600 square feet of office and waiting room facilities) located on 14 acres of property in Venice, Louisiana.

ITEM 3. LEGAL PROCEEDINGS

Incorporated herein by reference to the Annual Report is the last paragraph appearing on page 20 within "Management's Discussion and Analysis of Financial Condition and Results of Operations", which provides information pertinent to the Company's Gorilla V contract dispute.

Rowan is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. Rowan believes that there are no known contingencies, claims or lawsuits that will have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Rowan common stockholders during the fourth quarter of the fiscal year ended December 31, 2001.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

The names, positions, years of credited service and ages of the officers of the Company as of March 28, 2002 are listed below. Officers are normally appointed annually by the Board of Directors at the bylaws-prescribed meeting held in the spring and serve at the discretion of the Board of Directors. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

                                                                                        Years of
                                                                                        Credited
                Name                            Position                                 Service       Age
         --------------------         ----------------------------------------          ---------      ---
         EXECUTIVE OFFICERS:
         C. R. Palmer                 Chairman of the Board, President                      42         67
                                         and Chief Executive Officer
         R. G. Croyle                 Executive Vice President and Director                 28         59
         D. F. McNease                Executive Vice President, President of                27         50
                                         Drilling Subsidiaries and Director
         E. E. Thiele                 Senior Vice President, Finance,                       32         62
                                         Administration and Treasurer
         Paul L. Kelly                Senior Vice President, Special Projects               19         62
         Mark A. Keller               Senior Vice President, Marketing -                     9         49
                                         North American Drilling
         D. C. Eckermann (1)          Vice President, Manufacturing                         15         54
         C. W. Johnson (2)            Vice President, Aviation                              24         58
         John L. Buvens               Vice President, Legal                                 21         46
         Bill S. Person               Vice President, Industrial Relations                  34         54
         William C. Provine           Vice President, Investor Relations                    15         55

         OTHER OFFICERS:
         William H. Wells             Controller                                             8         39
         Mark H. Hay                  Secretary and Assistant Treasurer                     22         57
         P. G. Wheeler                Assistant Treasurer and                               27         54
                                         Corporate Tax Director
         Lynda A. Aycock              Assistant Treasurer and                               30         55
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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required hereunder regarding the Common Stock price range and cash dividend information for 2001 and 2000 and the number of holders of Common Stock is set forth on page 22 of Rowan's Annual Report under the title "Common Stock Price Range, Cash Dividends and Stock Splits (Unaudited)", and is incorporated herein by reference, except for the final two sentences under such title. Also incorporated herein by reference to the Annual Report is the third paragraph appearing on page 21 within "Management's Discussion and Analysis of Financial Condition and Results of Operations", which provides information pertinent to the Company's ability to pay cash dividends subject to certain restrictions. Rowan's Common Stock is listed on the New York Stock Exchange and the Pacific Exchange - Stock & Options.

ITEM 6. SELECTED FINANCIAL DATA

The information required hereunder is set forth on pages 14 and 15 of Rowan's Annual Report under the title "Ten-Year Financial Review" and is incorporated herein by reference, except for the information for the years 1996, 1995, 1994, 1993 and 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required hereunder is set forth on pages 16 through 21 under the title "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Rowan's Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is not significant. In addition, virtually all of the Company's transactions are carried out in U. S. dollars, thus Rowan's foreign currency exposure is not material. Fluctuating commodity prices affect Rowan's future earnings only to the extent that they influence demand for the Company's products and services. Rowan does not hold or issue derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K on pages 21 through 24 of this Form 10-K for a listing of financial statements of the registrant and its subsidiaries, all of which financial statements are incorporated by reference under this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in the table spanning pages 2 and 3, in footnotes (1) and (2) on page 3 and in the paragraph under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" on page 23 of the Proxy Statement for Rowan's 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. There are no family relationships among the directors or nominees for directors and the executive officers of the Company, nor any arrangements or understandings between any director or nominee for director and any other person pursuant to which such director or nominee for director was selected. Except as otherwise indicated, each Rowan director or nominee for director has been employed or engaged for the past five years in the principal occupation set forth opposite his name in the information incorporated by reference. See ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT on page 18 of this Form 10-K for information relating to executive officers.

ITEM 11. EXECUTIVE COMPENSATION

The standard arrangement for compensating directors described under the title, "Director Compensation" on page 4 of the Proxy Statement and the information appearing under the titles "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Debentures Offered in Last Fiscal Year" and "Pension Plans" on pages 11 through 14 of the Proxy Statement are incorporated herein by reference. In accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Proxy Statement under the titles "Compensation Committee Report on Executive Compensation", "Audit Committee Report" and "Stock Performance Graphs" shall not be deemed to be filed as part of this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding security ownership of management of the Company set forth under the heading "Director and Officer Stock Ownership" appearing on page 6 and the information appearing under the title "Security Ownership of Certain Beneficial Owners" appearing on page 17 of the Proxy Statement is incorporated herein by reference.

The business address of all directors is the principal executive offices of the Company as set forth on the facing page of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain business relationships and transactions between Rowan and certain directors and executive officers of the Company under the heading "Certain Transactions" appearing on page 22 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

         THE FOLLOWING FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT, INCLUDED IN THE ANNUAL REPORT, ARE INCORPORATED HEREIN BY REFERENCE:

                                                                            PAGE OF 2001
                                                                            ANNUAL REPORT
         CONSOLIDATED BALANCE SHEET, DECEMBER 31, 2001 AND 2000 ...........     24
         CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED
              DECEMBER 31, 2001, 2000 AND 1999 .............................    25
         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 ..........   25
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 ..........   26
         CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED
              DECEMBER 31, 2001, 2000 AND 1999 ..............................   27
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .......................     28
         INDEPENDENT AUDITORS' REPORT .....................................     23
         SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) FOR THE
              QUARTERS ENDED MARCH 31, JUNE 30, SEPTEMBER 30
              AND DECEMBER 31, 2001 AND 2000 ................................   22

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

       3. EXHIBITS:

          Unless otherwise indicated below as being incorporated by reference to another filing of the Company with the Securities and Exchange Commission, each of the following exhibits is filed herewith:

      3a Restated Certificate of Incorporation dated February 17, 1984, incorporated by reference to Exhibit 4.1 to Registration Statement
            No. 333-84369 on Form S-8 (File No. 1-5491) and Exhibits 4a, 4b, 4c,
            4d, 4e, 4f, 4g, 4h, 4i and 4j below.

      3b    Bylaws amended as of April 27, 2001, incorporated by reference to
            Exhibit 3b to Form 10-Q for the fiscal quarter ended March 31, 2001
            (File No. 1-5491).

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

      4d Certificate of Designation of the Series A Junior Preferred Stock dated March 2, 1992, incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A/A filed on February 12, 2002
            (File No. 1-5491).

      4e Certificate of Designation of (and Certificate of Correction related thereto) the Series A Preferred Stock dated August 5, 1998 and
            January 28, 1999, respectively, incorporated by reference to Exhibit
            4.8 to Registration Statement No. 333-84369 on Form S-8 (File No.
            1-5491).

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

      4h    Certificate of Designation of the Series D Preferred Stock dated May
            22, 2001, incorporated by reference to Exhibit 4.11 to Registration
            Statement No. 333-82804 on Form S-3 filed on February 14, 2002 (File
            No. 1-5491).

      4i    Certificate of Designation of the Series E Preferred Stock dated
            October 30, 2001, incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-82804 on Form S-3 filed on February
            14, 2002 (File No. 1-5491).

      4j Amended and Restated Rights Agreement, dated as of January 24, 2002, between Rowan and Citibank, N.A. as Rights Agent, incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A/A filed on February 12, 2002 (File No. 1-5491).

      4k    Specimen Common Stock certificate

      4l Form of Promissory Note dated November 30, 1994 between purchasers of Series III Floating Rate Subordinated Convertible Debentures due
            2004 and Rowan, incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

      4m    Form of Promissory Note dated April 24, 1998 between purchasers of
            Series A Floating Rate Subordinated Convertible Debentures due 2008 and Rowan, incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

      4n    Form of Promissory Note dated April 22, 1999 between purchasers of
            Series B Floating Rate Subordinated Convertible Debentures due 2009 and Rowan, incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

      4o    Form of Promissory Note date April 27, 2000 between purchasers of
            Series C Floating Rate Subordinated Convertible Debentures due 2010 and Rowan, incorporated by reference to Exhibit 4n to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).

      4p    Form of Promissory Note date April 26, 2001 between the purchaser of
            Series D Floating Rate Subordinated Convertible Debentures due 2011 and Rowan.

      4q Form of Promissory Note date September 20, 2001 between the purchaser of Series E Floating Rate Subordinated Convertible
            Debentures due 2011 and Rowan.

      10a Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Exhibit 10a of Form 10-Q for the fiscal quarter ended
            March 31, 1998 (File No. 1-5491).

      10b 1998 Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended
            March 31, 1998 (File No. 1-5491).

      10c 1986 Convertible Debenture Incentive Plan, as amended, incorporated by reference to Exhibit 10h to Form 10-K for the fiscal year ended
            December 31, 1996 (File No. 1-5491).

      10d 1998 Convertible Debenture Incentive Plan, incorporated by reference to Exhibit 10c to Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

      10e Pension Restoration Plan, incorporated by reference to Exhibit 10h to Form 10-K for the fiscal year ended December 31, 1992 (File No.
            1-5491).

      10f Pension Restoration Plan of LeTourneau, Inc., a wholly owned subsidiary of the Company, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1994 (File No.
            1-5491).

      10g   Participation Agreement dated December 1, 1984 between Rowan and
            Textron Financial Corporation et al. and Bareboat Charter dated
            December 1, 1984 between Rowan and Textron Financial Corporation et al., incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).

      10h   Participation Agreement dated December 1, 1985 between Rowan and
            Eaton Leasing Corporation et. al. and Bareboat Charter dated
            December 1, 1985 between Rowan and Eaton Leasing Corporation et.
            al., incorporated by reference to Exhibit 10d to Form 10-K for the fiscal year ended December 31, 1985 (File No.1-5491).

      10i Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated
            December 1, 1984 between Rowan and Textron Financial Corporation et al, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

      10j Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated
            December 1, 1985 between Rowan and Eaton Leasing Corporation et. al, incorporated by reference to Exhibit 10k to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

      10k Consulting Agreement as amended as of January 1, 1998 between Rowan and C. W. Yeargain, incorporated by reference to Exhibit 10k to Form
            10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

      10l Consulting Agreement dated January 1, 1990 and Amendment No. 1 thereto dated August 30, 1994, but effective January 1, 1994, between Rowan Energy Investments Inc., a wholly owned subsidiary of the Company, and Hans M. Brinkhorst, incorporated by reference to
            Exhibit 10l to Form 10-K for the fiscal year ended December 31, 1998
            (File No. 1-5491).

      10m   Commitment to Guarantee Obligations dated December 17, 1996 and
            First Preferred Ship Mortgage between Rowan and the Maritime
            Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10t to Form 10-K for fiscal year ended December 31, 1996 (File No. 1-5491).

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

      10p Credit Agreement and Trust Indenture both dated December 17, 1996 between Rowan and Citibank, N.A., incorporated by reference to
            Exhibit 10u to Form 10-K for the fiscal year ended December 31, 1996
            (File No. 1-5491).

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

      10s   Commitment to Guarantee Obligations dated September 29, 1998 and
            First Preferred Ship Mortgage between Rowan and the Maritime
            Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10a to Form 10-Q for fiscal quarter ended September 30, 1998 (File No. 1-5491).

      10t Credit Agreement and Trust Indenture both dated September 30, 1998 between Rowan and Citibank, N.A., incorporated by reference to
            Exhibit 10b to Form 10-Q for the fiscal quarter ended September 30, 1998 (File No. 1-5491).

      10u   Amendment No. 1 dated March 15, 2001 to Commitment to Guarantee
            Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to
            Exhibit 10v to Form 10-K for the fiscal year ended December 31, 2000
            (File No. 1-5491).

      10v   Supplement No. 1 to Trust Indenture dated March 15, 2001 between
            Rowan and Citibank, N.A., incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 2000 (File No.
            1-5491).

      10w   Commitment to Guarantee Obligations dated October 29, 1999 and First
            Preferred Ship Mortgage between Rowan and the Maritime
            Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

      10x Credit Agreement and Trust Indenture both dated October 29, 1999 between Rowan and Citibank, N.A, incorporated by reference to
            Exhibit 10w to Form 10-K for the fiscal year ended December 31, 1999
            (File No. 1-5491).

      10y   Commitment to Guarantee Obligations dated May 23, 2001 and First
            Preferred Ship Mortgage between Rowan and the Maritime
            Administration of the U.S. Department of Transportation.

      10z   Credit Agreement and Trust Indenture both dated May 23, 2001 between
            Rowan and Citibank, N.A.

      11 Computation of Basic and Diluted Income (Loss) Per Share for the years ended December 31, 2001, 2000 and 1999 appearing on page 27 in this Form 10-K.

      13*   Annual Report to Stockholders for fiscal year ended December 31,
            2001.

      21    Subsidiaries of the Registrant as of March 28, 2002.

      23    Independent Auditors' Consent.

      24    Powers of Attorney pursuant to which names were affixed to this Form
            10-K for the fiscal year ended December 31, 2001.

      * Only portions specifically incorporated herein are deemed to be filed.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

      Compensatory plans in which directors and executive officers of the Company participate are listed as follows:

      - Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Exhibit 10a to Form 10-Q for the fiscal year ended March 31, 1998 (File No. 1-5491).

      - 1998 Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

      -     1986 Convertible Debenture Incentive Plan, as amended, included as
            Exhibit 10h of this Form 10-K incorporated by reference to Exhibit 10h to Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

      - 1998 Convertible Debenture Incentive Plan, incorporated by reference to Exhibit 10c to Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

      - Pension Restoration Plan, incorporated by reference to Exhibit 10i to Form 10-K for the fiscal year ended December 31, 1992 (File 1-5491).

      - Pension Restoration Plan of LeTourneau, Inc., a wholly owned subsidiary of the Company, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

      Rowan agrees to furnish to the Commission upon request a copy of all instruments defining the rights of holders of long-term debt of the Company and its subsidiaries.

(b) Reports on Form 8-K:

      No reports on Form 8-K were filed by the Registrant during the fourth quarter of fiscal year 2001.

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

                                               Date: March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                        Title                                         Date
-------------------           ----------------------                            --------------
C. R. PALMER                  Chairman of the Board,                            March 28, 2002
-------------------------     President and Chief
(C. R. Palmer)                Executive Officer

E. E. THIELE                  Principal Financial Officer                       March 28, 2002
-------------------------
(E. E. Thiele)

WILLIAM H. WELLS              Principal Accounting Officer                      March 28, 2002
-------------------------
(William H. Wells)

*HENRY O. BOSWELL             Director                                          March 28, 2002
-------------------------
(Henry O. Boswell)

*HANS M. BRINKHORST           Director                                          March 28, 2002
-------------------------
(Hans M. Brinkhorst)

*R. G. CROYLE                 Director                                          March 28, 2002
-------------------------
(R. G. Croyle)

*WILLIAM T. FOX III           Director                                          March 28, 2002
-------------------------
(William T. Fox III)

*FREDERICK R. LAUSEN          Director                                          March 28, 2002
-------------------------
(Frederick R. Lausen)

*H. E. LENTZ                  Director                                          March 28, 2002
-------------------------
(H. E. Lentz)

*D. F. MCNEASE                Director                                          March 28, 2002
-------------------------
(D. F. Mcnease)

*LORD MOYNIHAN                Director                                          March 28, 2002
-------------------------
(Lord Moynihan)

*BY C. R. PALMER
-------------------------
(C. R. Palmer,
Attorney-in-fact)

                                 EXHIBIT INDEX

          Unless otherwise indicated below as being incorporated by reference to another filing of the Company with the Securities and Exchange Commission, each of the following exhibits is filed herewith:

      3a Restated Certificate of Incorporation dated February 17, 1984, incorporated by reference to Exhibit 4.1 to Registration Statement
            No. 333-84369 on Form S-8 (File No. 1-5491) and Exhibits 4a, 4b, 4c,
            4d, 4e, 4f, 4g, 4h, 4i and 4j below.

      3b    Bylaws amended as of April 27, 2001, incorporated by reference to
            Exhibit 3b to Form 10-Q for the fiscal quarter ended March 31, 2001
            (File No. 1-5491).

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

      4d Certificate of Designation of the Series A Junior Preferred Stock dated March 2, 1992, incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A/A filed on February 12, 2002
            (File No. 1-5491).

      4e Certificate of Designation of (and Certificate of Correction related thereto) the Series A Preferred Stock dated August 5, 1998 and
            January 28, 1999, respectively, incorporated by reference to Exhibit
            4.8 to Registration Statement No. 333-84369 on Form S-8 (File No.
            1-5491).

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

      4h    Certificate of Designation of the Series D Preferred Stock dated May
            22, 2001, incorporated by reference to Exhibit 4.11 to Registration
            Statement No. 333-82804 on Form S-3 filed on February 14, 2002 (File
            No. 1-5491).

      4i    Certificate of Designation of the Series E Preferred Stock dated
            October 30, 2001, incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-82804 on Form S-3 filed on February
            14, 2002 (File No. 1-5491).

      4j Amended and Restated Rights Agreement, dated as of January 24, 2002, between Rowan and Citibank, N.A. as Rights Agent, incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A/A filed on February 12, 2002 (File No. 1-5491).

      4k    Specimen Common Stock certificate

      4l Form of Promissory Note dated November 30, 1994 between purchasers of Series III Floating Rate Subordinated Convertible Debentures due
            2004 and Rowan, incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

      4m    Form of Promissory Note dated April 24, 1998 between purchasers of
            Series A Floating Rate Subordinated Convertible Debentures due 2008 and Rowan, incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

      4n    Form of Promissory Note dated April 22, 1999 between purchasers of
            Series B Floating Rate Subordinated Convertible Debentures due 2009 and Rowan, incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

      4o    Form of Promissory Note date April 27, 2000 between purchasers of
            Series C Floating Rate Subordinated Convertible Debentures due 2010 and Rowan, incorporated by reference to Exhibit 4n to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).

      4p    Form of Promissory Note date April 26, 2001 between the purchaser of
            Series D Floating Rate Subordinated Convertible Debentures due 2011 and Rowan.

      4q Form of Promissory Note date September 20, 2001 between the purchaser of Series E Floating Rate Subordinated Convertible
            Debentures due 2011 and Rowan.

      10a Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Exhibit 10a of Form 10-Q for the fiscal quarter ended
            March 31, 1998 (File No. 1-5491).

      10b 1998 Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended
            March 31, 1998 (File No. 1-5491).

      10c 1986 Convertible Debenture Incentive Plan, as amended, incorporated by reference to Exhibit 10h to Form 10-K for the fiscal year ended
            December 31, 1996 (File No. 1-5491).

      10d 1998 Convertible Debenture Incentive Plan, incorporated by reference to Exhibit 10c to Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

      10e Pension Restoration Plan, incorporated by reference to Exhibit 10h to Form 10-K for the fiscal year ended December 31, 1992 (File No.
            1-5491).

      10f Pension Restoration Plan of LeTourneau, Inc., a wholly owned subsidiary of the Company, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1994 (File No.
            1-5491).

      10g   Participation Agreement dated December 1, 1984 between Rowan and
            Textron Financial Corporation et al. and Bareboat Charter dated
            December 1, 1984 between Rowan and Textron Financial Corporation et al., incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).

      10h   Participation Agreement dated December 1, 1985 between Rowan and
            Eaton Leasing Corporation et. al. and Bareboat Charter dated
            December 1, 1985 between Rowan and Eaton Leasing Corporation et.
            al., incorporated by reference to Exhibit 10d to Form 10-K for the fiscal year ended December 31, 1985 (File No.1-5491).

      10i Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated
            December 1, 1984 between Rowan and Textron Financial Corporation et al, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

      10j Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated
            December 1, 1985 between Rowan and Eaton Leasing Corporation et. al, incorporated by reference to Exhibit 10k to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

      10k Consulting Agreement as amended as of January 1, 1998 between Rowan and C. W. Yeargain, incorporated by reference to Exhibit 10k to Form
            10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

      10l Consulting Agreement dated January 1, 1990 and Amendment No. 1 thereto dated August 30, 1994, but effective January 1, 1994, between Rowan Energy Investments Inc., a wholly owned subsidiary of the Company, and Hans M. Brinkhorst, incorporated by reference to
            Exhibit 10l to Form 10-K for the fiscal year ended December 31, 1998
            (File No. 1-5491).

      10m   Commitment to Guarantee Obligations dated December 17, 1996 and
            First Preferred Ship Mortgage between Rowan and the Maritime
            Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10t to Form 10-K for fiscal year ended December 31, 1996 (File No. 1-5491).

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

      10p Credit Agreement and Trust Indenture both dated December 17, 1996 between Rowan and Citibank, N.A., incorporated by reference to
            Exhibit 10u to Form 10-K for the fiscal year ended December 31, 1996
            (File No. 1-5491).

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

      10s   Commitment to Guarantee Obligations dated September 29, 1998 and
            First Preferred Ship Mortgage between Rowan and the Maritime
            Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10a to Form 10-Q for fiscal quarter ended September 30, 1998 (File No. 1-5491).

      10t Credit Agreement and Trust Indenture both dated September 30, 1998 between Rowan and Citibank, N.A., incorporated by reference to
            Exhibit 10b to Form 10-Q for the fiscal quarter ended September 30, 1998 (File No. 1-5491).

      10u   Amendment No. 1 dated March 15, 2001 to Commitment to Guarantee
            Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to
            Exhibit 10v to Form 10-K for the fiscal year ended December 31, 2000
            (File No. 1-5491).

      10v   Supplement No. 1 to Trust Indenture dated March 15, 2001 between
            Rowan and Citibank, N.A., incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 2000 (File No.
            1-5491).

      10w   Commitment to Guarantee Obligations dated October 29, 1999 and First
            Preferred Ship Mortgage between Rowan and the Maritime
            Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

      10x Credit Agreement and Trust Indenture both dated October 29, 1999 between Rowan and Citibank, N.A, incorporated by reference to
            Exhibit 10w to Form 10-K for the fiscal year ended December 31, 1999
            (File No. 1-5491).

      10y   Commitment to Guarantee Obligations dated May 23, 2001 and First
            Preferred Ship Mortgage between Rowan and the Maritime
            Administration of the U.S. Department of Transportation.

      10z   Credit Agreement and Trust Indenture both dated May 23, 2001 between
            Rowan and Citibank, N.A.

      11 Computation of Basic and Diluted Income (Loss) Per Share for the years ended December 31, 2001, 2000 and 1999 appearing on page 27 in this Form 10-K.

      13*   Annual Report to Stockholders for fiscal year ended December 31,
            2001.

      21    Subsidiaries of the Registrant as of March 28, 2002.

      23    Independent Auditors' Consent.

      24    Powers of Attorney pursuant to which names were affixed to this Form
            10-K for the fiscal year ended December 31, 2001.

      * Only portions specifically incorporated herein are deemed to be filed.