Form 10-Q
period 2002-03-31
ROWAN COMPANIES INC
filed 2002-05-13
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

The number of shares of common stock, $.125 par value, outstanding at April 30, 2002 was 93,916,190.



























                              ROWAN COMPANIES, INC.

                                      INDEX

                                                                             Page No.
                                                                             --------
PART I.     Financial Information:
Item 1.     Financial Statements:

              Consolidated Balance Sheet --
              March 31, 2002 and December 31, 2001 .. . .  . . . . . . . .. . .  2

              Consolidated Statement of Operations --
              Three Months Ended March 31, 2002 and 2001. . . .  . . . . . . . . 4

              Consolidated Statement of Cash Flows --
              Three Months Ended March 31, 2002 and 2001 . . . . . .  . . . . .  5

              Notes to Consolidated Financial Statements.. . .  . . . . .  . ..  6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . .  . . . .  . . . .. .. .8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk  . . .  .12

Part II.    Other Information:

Item 1.     Legal Proceedings. . .  . . . . . . . . . . . .   . . . . . . .. . .12

Item 4.     Submission of Matters to a Vote of Security Holders .. .  . . .. . .12

Item 6.     Exhibits and Reports on Form 8-K  . . . . .   . . . .. .  . . .. . .12

















































                        PART  I.   FINANCIAL  INFORMATION


Item  1.  Financial  Statements
-------------------------------


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                    March 31,    December 31,
                                                      2002           2001
                                                  ------------  -------------
                 ASSETS                                   (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . .  $    260,687  $     236,989
  Receivables - trade and other. . . . . . . . .       107,634        120,199
  Inventories - at cost:
    Raw materials and supplies . . . . . . . . .       126,154        121,609
    Work-in-progress . . . . . . . . . . . . . .        22,697         20,839
    Finished goods . . . . . . . . . . . . . . .           600            741
  Prepaid expenses . . . . . . . . . . . . . . .         3,294          3,188
  Deferred tax assets - net. . . . . . . . . . .         2,325          3,117
                                                  ------------  -------------
      Total current assets . . . . . . . . . . .       523,391        506,682
                                                  ------------  -------------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment . . . . . . . . . . . . . .     1,892,600      1,634,370
  Aircraft and related equipment . . . . . . . .       258,874        255,600
  Manufacturing plant and equipment. . . . . . .       107,403        104,018
  Construction in progress . . . . . . . . . . .       122,286        327,032
  Other property and equipment . . . . . . . . .       144,043        140,706
                                                  ------------  -------------
      Total. . . . . . . . . . . . . . . . . . .     2,525,206      2,461,726
  Less accumulated depreciation and amortization     1,060,814      1,042,883
                                                  ------------  -------------
      Property,  plant  and equipment - net. . .     1,464,392      1,418,843
                                                  ------------  -------------

OTHER ASSETS AND DEFERRED CHARGES. . . . . . . .        18,478         13,430
                                                  ------------  -------------

      TOTAL. . . . . . . . . . . . . . . . . . .  $  2,006,261  $   1,938,955
                                                  ============  =============

See Notes to Consolidated Financial Statements.


                                                                                 March 31,  December 31,
                                                                                   2002          2001
                                                                              ------------   ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY                                  (Unaudited)

CURRENT LIABILITIES:
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . . .  $     42,458  $     42,458
  Accounts payable - trade . . . . . . . . . . . . . . . . . . . . . . . . .        24,453        28,903
  Deferred revenues                                                                  4,187        87,962
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .        76,445        42,171
                                                                              ------------  ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . .        147,543       201,494
                                                                              ------------  ------------

LONG-TERM DEBT - less current maturities . . . . . . . . . . . . . . . . . .       453,782       438,484
                                                                              ------------  ------------

OTHER LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        64,355        62,938
                                                                              ------------  ------------

DEFERRED INCOME TAXES - net. . . . . . . . . . . . . . . . . . . . . . . . .       137,677       127,952
                                                                              ------------  ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value:
    Authorized 5,000,000 shares issuable in series:
      Series III Preferred Stock, authorized 10,300 shares, none outstanding
      Series A Preferred Stock, authorized 4,800 shares, none outstanding
      Series B Preferred Stock, authorized 4,800 shares, none outstanding
      Series C Preferred Stock, authorized 9,606 shares, none outstanding
      Series D Preferred Stock, authorized 9,600 shares, none outstanding
      Series E Preferred Stock, authorized 1,194 shares, none outstanding
      Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
  Common stock, $.125 par value:
    Authorized 150,000,000 shares; issued 95,028,280 shares at
    March 31, 2002 and 95,002,430 shares at December 31, 2001 . .      . . .        11,879        11,875
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .       640,305       638,303
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       582,433       494,756
Cost of 1,133,240 and 1,435,300 treasury shares, respectively . . . .  . . .       (19,173)      (24,307)
Accumulated other comprehensive income (loss). . .  . . . . . . . .. . . . .       (12,540)      (12,540)
                                                                               -----------   ------------
         Total stockholders' equity. . . . . . . . . . . . . . . . . . . . .     1,202,904     1,108,087
                                                                               ------------  ------------

         TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,006,261  $  1,938,955
                                                                               ============  ============

See  Notes  to  Consolidated  Financial  Statements.


             ROWAN COMPANIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF OPERATIONS
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    For The Three Months
                                                       Ended March 31,
                                               --------------------------
                                                     2002          2001
                                               -------------  -----------
                                                       (Unaudited)

REVENUES:
  Drilling services . . . . . . . . . . . .  .    $  77,624    $ 140,466
  Manufacturing sales and services .. . . . ..       31,635       26,615
  Aviation services. . . . . . . . . . . . . .       28,546       26,433
                                               -------------  -----------
      Total . . . . . . . . . . .. . . . . . .      137,805      193,514
                                               -------------  -----------

COSTS AND EXPENSES:
  Drilling services . . . . . .. . . . . . . .       75,444       70,534
  Manufacturing sales and services.. . . . . .       29,546       25,348
  Aviation services . . . . . .. . . . . . . .       27,847       24,516
  Depreciation and amortization . . . . . . .        18,248       16,194
  General and administrative. . .. . . . . . .        6,395        6,389
                                               -------------   ----------
      Total . . . . . . . . . . . . . . . . . .     157,480      142,981
                                               -------------   ----------
INCOME (LOSS) FROM OPERATIONS. .  . . . .. . .      (19,675)      50,533
                                               -------------   ----------

OTHER INCOME (EXPENSE):
  Net proceeds from Gorilla V settlement. . . .     157,125
  Interest expense. . . . . . .. . . . . . . .       (4,981)      (6,688)
  Less interest capitalized . .. . . . . . . .        1,618        2,631
  Interest income . . . . . . . . . . . . . . .       1,138        2,986
  Other - net . . . . . . . . .. . . . . . . .          102           95
                                               -------------   ----------
      Other income (expense) - net. . . . . . .     155,002         (976)
                                               -------------  -----------

INCOME BEFORE INCOME TAXES. . . . . . . . . . .     135,327       49,557
  Provision for income taxes. .. . . . . . . .       47,650       17,841
                                               -------------  -----------
NET INCOME. . . . . . . . . . . . . . . . . . .   $  87,677    $  31,716
                                                  =========    =========

NET INCOME PER SHARE
  OF COMMON STOCK (Note 6):
  Basic . . . . . . . . . . . .. . . . . . . . .  $     .93    $     .34
                                                  =========    =========
  Diluted . . . . . . . . . . . . . . . . . . .   $     .92    $     .33
                                                  =========    =========

See  Notes  to  Consolidated  Financial  Statements.


                                     ROWAN COMPANIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (IN THOUSANDS)

                                                                                      For The Three Months
                                                                                         Ended March  31,
                                                                                  ------------------------
                                                                                        2002        2001
                                                                                  ------------  ----------
                                                                                         (Unaudited)

CASH PROVIDED BY (USED IN):
  Operations:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   87,677  $   31,716
    Adjustments to reconcile net income to net cash provided by operations:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .           18,248      16,194
      Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .           10,428      10,781
      Compensation expense . . . . . . . . . . . . . . . . . . . . . . . . .            1,982       1,811
      Provision for pension and postretirement benefits. . . . . . . . . . .            2,983         752
      Gain on disposals of property, plant and equipment. . .  . . . . . . .              (66)     (1,050)
    Changes in current assets and liabilities:
      Receivables- trade and other . . . . . . . . . . . . . . . . . . . . .           16,525       9,173
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (5,048)     (1,541)
      Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .              (63)     (2,576)
      Current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .          (59,151)      2,398
    Net changes in other noncurrent assets and liabilities . . . . . . . . .             (193)       (794)
                                                                                  ------------  ----------
  Net cash provided by operations. . . . . . . . . . . . . . . . . . . . . .           73,322      66,864
                                                                                  ------------  ----------

  Investing activities:
    Capital expenditures. . .  . . . . . . . . . . . . . . . . . . .. . .  .          (62,850)    (59,570)
    Proceeds from disposals of property,  plant and equipment. . . . . . . .              101       1,831
                                                                                  ------------  ----------
  Net cash used in investing activities. . . . . . . . . . . . . . . . . . .          (62,749)    (57,739)
                                                                                  ------------  ----------

  Financing activities:
    Proceeds from  borrowings. . . . . . . . . . . . . . . . . . . . . . . .           28,802      23,615
    Repayments of borrowings . . . . . . . . . . . . . . . . . . . . . . . .          (13,504)    (14,504)
    Payments to acquire treasury stock . . . . . . . . . . . . . . . . . . .           (2,308)
    Proceeds from stock option and convertible debenture plans . . . . . . .              135         621
                                                                                  ------------  ----------
  Net cash provided by financing activities. . . . . . . . . . . . . . . . .           13,125       9,732
                                                                                  ------------  ----------

INCREASE IN CASH AND CASH EQUIVALENTS. . .  . . . . . . . . . . . .  . . . .           23,698      18,857
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . . . . . . . . .          236,989     192,828
                                                                                  ------------ -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . . . . . . . .      $   260,687  $  211,685
                                                                                  ============ ===========




SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
    Acquisition of net manufacturing assets through issuance of
    439,560 shares of treasury stock (Note 8). . . . . . . . . . . . . . . .      $    7,925
                                                                                  ============




See  Notes  to  Consolidated  Financial  Statements.


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements of Rowan included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. Certain information and notes have been condensed or omitted as permitted by those rules and regulations. We believe that the disclosures included herein are adequate, but suggest that you read these consolidated financial statements in conjunction with the financial statements and related notes included in our 2001 Annual Report to Stockholders, which are incorporated by reference in our Form 10-K for the year ended December 31, 2001.

2. We believe the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to prevent fairly Rowan's financial position as of March 31, 2002 and December 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001.

3. Rowan's results of operations and cash flows for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the full year.

4. Rowan has three principal operating segments: contract drilling of oil and gas wells, both onshore and offshore ("Drilling"), helicopter and fixed-wing aircraft services ("Aviation") and the manufacture and sale of heavy equipment for the mining, timber and transportation industries, alloy steel and steel plate and drilling products ("Manufacturing"). The following table presents certain financial information of Rowan by operating segment as of March 31, 2002 and 2001 and for the three month periods then ended (in thousands).



           2002                            Drilling        Manufacturing      Aviation      Consolidated
      --------------------              ------------       -------------      --------     -------------
      Total Assets                      $   1,618,670    $    232,999     $    154,592   $    2,006,261
      Unamortized goodwill                      1,493          10,863                            12,356
      Revenues                                 77,624          31,635           28,546          137,805
      Operating profit (loss)(1)              (10,432)            334           (3,182)         (13,280)

           2001                            Drilling        Manufacturing      Aviation      Consolidated
      --------------------              ------------       -------------      --------     -------------
      Total Assets                      $   1,388,870    $    202,633     $    142,424   $    1,733,927
      Unamortized goodwill                      1,666           6,405                             8,071
      Revenues                                140,466          26,615           26,433          193,514
      Operating profit (loss)(1)               59,127            (649)          (1,556)          56,922

     (1) Income from operations before deducting general and administrative expenses.


     Excluded from the preceding table are the effects of transactions between segments. During the three months ended March 31, 2002 and 2001, Rowan's manufacturing division provided approximately $24 million and $19 million, respectively, of products and services to its drilling division and Rowan's aviation division provided approximately $447,000 and $250,000, respectively, of flight services to its drilling division.

5. Rowan had no items of other comprehensive income during the three months ended March 31, 2002 and 2001.


6. Rowan's computation of basic and diluted income per share is as follows (in thousands, except per share amounts):


                                                                The Three Months
                                                                 Ended March 31,
                                                            ----------------------
                                                               2002          2001
                                                            -------        ------
Weighted average shares of common stock outstanding . . .    93,787        94,282
Dilutive securities:
      Stock options. . .  . . . . . . . . . .  . . . . .        638           927
      Convertible debentures. . .  . . . . . . . . . .  .       825         1,070
                                                            -------       -------
Weighted average shares for diluted calculation. . .  . .    95,250        96,279
                                                            =======       =======
Net income for basic and diluted calculation  . . . . .   $  87,677     $  31,716
                                                            =======       =======

Net income per share:
      Basic. . . . . . . . . . . . . . . . . . .. . .  .  $     .93     $     .34
                                                            =======       =======
      Diluted. . . . . . . . . . . . . . . . . .. . .  .  $     .94     $     .33
                                                            =======       =======



7. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", generally provides that goodwill and other intangible assets with indefinite useful lives no longer be amortized to expense, but rather be assessed periodically for impairment losses. Rowan's adoption of SFAS No. 142, effective January 1, 2002, did not materially impact its financial position or results of operations. Goodwill amortization during the three months ended March 31, 2001 was approximately $142,000. At March 31, 2002, Rowan had approximately $1.8 million of intangible assets subject to amortization.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", superceded existing standards pertaining to accounting and reporting for long-lived assets, especially those held for disposal. Rowan's adoption of SFAS No. 144, effective January 1, 2002, did not materially impact its financial position or results of operations.

8. On January 31, 2002, Rowan completed the purchase of certain assets of Oilfield-Electric-Marine, Inc.(O-E-M) and Industrial Logic Systems, Inc., by issuing from treasury 439,560 shares of common stock valued at approximately $8 million. The acquisition gave rise to approximately $4.7 million of goodwill. O-E-M manufactures variable speed AC motors and variable frequency drive systems, DC motors and drive systems, and consoles for marine boats and lay barges, the oil and gas drilling industry, and the mining and dredging industries. Additionally, O-E-M manufactures medium voltage switchgear from 5KV through 38 KV for the industrial and petrochemical markets.

9. On November 16, 2001, an English Court ruled in Rowan's favor and dismissed the plaintiff's claim that it had been entitled, in January 1999, to terminate its drilling contract with a Rowan subsidiary for the use of the jack-up rig Rowan Gorilla V. The Court ordered the plaintiff to pay Rowan for all unpaid day rates, damages, interest and an interim payment for legal costs, for which Rowan subsequently received $88.6 million. The matter was under appeal at December 31, 2001 and such amount, along with investment earnings, less outstanding receivables dating from contract inception, was deferred at year end. On March 14, 2002, a settlement agreement was reached among the parties and all litigation involving this matter was dropped. Pursuant to such agreement, Rowan subsequently received an additional $84.2 million. Such amounts are shown, net of final legal costs and expenses, as Other Income on the Consolidated Statement of Operations for the three months ended March 31, 2002.





                     ROWAN COMPANIES, INC. AND SUBSIDIARIES
                     --------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Three  Months Ended March 31, 2002 Compared to
-------------------------------------------------
     Three Months Ended March 31, 2001
     ------------------------------------

Rowan generated net income of $87.7 million in the first quarter of 2002 compared to $31.7 million in the same period of 2001. The current period included net proceeds from the settlement of the Gorilla V contract dispute, which increased net income by approximately $102 million, or $1.07 per share. Excluding the effects of the settlement, Rowan's first quarter 2002 results would have been a net loss of approximately $14 million, or $.15 per share. The decrease in operating performance was caused largely by declines in drilling activity and day rates between periods, primarily in the Gulf of Mexico.


A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first quarters of 2002 and 2001, respectively, is reflected below (dollars in thousands):


                                   Drilling          Manufacturing         Aviation           Consolidated
                             -------------------  ------------------  -----------------   --------------------
                                2002       2001      2002      2001      2002      2001       2002       2001
                             ---------  --------  --------  --------  --------  -------   ---------  ---------
Revenues. . . . . . . . . .  $ 77,624   $140,466   $31,635   $26,615   $28,546   $26,433   $137,805   $193,514

Percent of Consolidated
Revenues. . . . . . . . . .       56%        72%       23%       14%        21%       14%       100%      100%

Operating Profit (Loss)(1)   $(10,432)  $ 59,127   $   334   $ (649)   $(3,182)  $(1,556)  $(13,280)  $ 56,922

--------------------------------------------------------------------------------
     (1) Income (loss) from operations before deducting general and administrative expenses.

As reflected above, Rowan's consolidated operating results declined by $70.2 million or 123% when comparing the first quarters of 2002 and 2001. Drilling revenues decreased by $62.8 million or 45% as our offshore fleet of 23 jack-ups and one semi-submersible was 80% utilized during the first quarter of 2002, compared to 97% in the first quarter of 2001, and suffered a 44% decrease in average day rates between periods. Rowan's fleet of 17 land rigs was 58% utilized during the first quarter of 2002, compared to 76% in the first quarter of 2001, and experienced a 4% decrease in average day rates between periods. Drilling expenses increased by $4.9 million between periods, primarily due to the expansion of our land drilling fleet and the addition to our offshore fleet, in February 2002, of Rowan Gorilla VII.


The $1.0 million increase shown above in Rowan's manufacturing results between periods primarily reflects the increased contribution from the division's steel group and the recent addition to the drilling products group of newly-acquired Oilfield-Electric-Marine. Manufacturing operations exclude approximately $24 million of products and services provided to the drilling division during the first quarter of 2002, most of which was attributable to construction progress on Rowan Gorilla VIII, compared to about $19 million in the same period of 2001, primarily due to Gorilla VII. The division's external backlog was approximately $26 million at March 31, 2002.


Rowan's aviation operating results in the first quarter of 2002 were impacted by higher insurance and maintenance costs, which more than offset the increase in Gulf of Mexico revenues that followed the average 30% rate increase implemented last April. Both periods reflect the normal seasonal slowdown in helicopter flying activity in Alaska.

Expected near-term conditions in our principal drilling markets, based upon recent bid inquiries and other indications from our energy company customers, and the numbers of our rigs in each of those areas are as follows:

     AREA              RIGS              EXPECTED NEAR-TERM CONDITIONS
-----------------      ----     --------------------------------------------

Gulf of Mexico          22      Moderately improving exploration and development
                                activity, with greater emphasis on potential deep-well natural gas reserves on the Outer
                                Continental Shelf

North Sea                1      Moderately improving jack-up drilling
                                activity, fluctuating with oil prices

Eastern Canada           1      Moderately improving demand for harsh
                                environment equipment, fluctuating with oil and natural gas prices

Expected near-term conditions in our principal aviation markets and the numbers of our aircraft based in each of those markets are as follows:


    AREA            AIRCRAFT          EXPECTED NEAR-TERM CONDITIONS
-----------------  ---------      --------------------------------------------

Alaska                  65          Normal seasonal improvement

Gulf  of  Mexico        49          Moderately improving levels of flight
                                    support activity

The drilling and aviation markets in which Rowan competes frequently experience significant changes in supply and demand. Drilling utilization and day rates are primarily a function of the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. These expenditures, in turn, are affected by many factors such as existing and newly discovered oil and natural gas reserves, political and regulatory policies, seasonal weather patterns, contractual requirements under leases or concessions, effects of energy company consolidations, and, probably most influential, oil and natural gas prices. Our aviation operations are also affected by such factors, as flying in support of offshore energy operations remains a major source of business and Alaska operations are hampered by weather each winter. The volatile nature of such factors prevents us from being able to accurately predict whether existing market conditions will continue beyond the near term. In response to fluctuating market conditions, we can relocate our drilling rigs and aircraft from one geographic area to another, but only when we believe such moves are economically justified. Currently, Rowan's drilling operations are unprofitable, and there can be no assurance that expected improvements in market conditions, as reflected in the preceding table, will materialize. Our operations will be adversely affected should market conditions deteriorate further.

Though considerably less volatile than our drilling and aviation operations, our manufacturing operations have continued to be adversely impacted by a prolonged period of unfavorable world commodity prices; in particular, prices for copper, iron ore, coal, gold and diamonds. Rowan's external manufacturing backlog remains at a depressed level. As a result, we cannot accurately predict whether or not our manufacturing operations will remain profitable during the remainder of 2002.


LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios as of March 31, 2002 and December 31, 2001 is as follows (dollars in thousands):

                                              March 31,           December 31,
                                                2002                   2001
                                             ---------           -------------

Cash and cash equivalents                   $  260,687              $  236,989
Current assets                              $  523,391              $  506,682
Current liabilities                         $  147,543              $  201,494
Current ratio                                     3.55                    2.51
Long-term debt                              $  453,782              $  438,484
Stockholders' equity                        $1,202,904              $1,108,087
Long-term debt/total capitalization                .27                     .28

Reflected in the comparison above are the effects in the first quarter of 2002 of net cash provided by operations of $73.3 million, proceeds from borrowings of $28.8 million, capital expenditures of $62.9 million and debt repayments of $13.5 million. Net cash provided by operations during the period included approximately $73 million net proceeds from the settlement of the Gorilla V contract dispute, which is discussed more fully below.

Capital expenditures during the first quarter were primarily related to the construction of Rowan Gorilla VIII and the continued upgrade of our existing offshore and land drilling fleet.

Rowan Gorilla VIII is an enhanced version of our Super Gorilla class jack-up, designated a Super Gorilla XL. Gorilla VIII will be outfitted with 708 feet of leg, 134 feet more than Gorillas V, VI or VII, and have 30% larger spud cans enabling operation in the Gulf of Mexico in water depths up to 550 feet. Gorilla VIII will also be able to operate in water depths up to 400 feet in the hostile environments offshore eastern Canada and in the North Sea. The construction of Gorilla VIII continues on schedule at Rowan's Vicksburg, Mississippi facility with delivery expected during the third quarter of 2003. We are financing up to $187 million of the cost of Gorilla VIII through an 18-year bank loan guaranteed by the U. S. Department of Transportation's Maritime Administration ("MARAD") under its Title XI Program. The notes require semiannual interest payments in each January and July, with principal repayments commencing January 15, 2004, and Gorilla VIII secures the government guarantee. At March 31, 2002, we had drawn down about $60 million under this facility, which bore interest at floating rates averaging approximately 2.1%.

Rowan Gorilla VII, a Super Gorilla class jack-up like Gorillas V and VI featuring a combination drilling and production capability, was delivered in December 2001 and mobilized to the North Sea during the first quarter. We financed $185 million of the cost of Gorilla VII through a 12-year bank loan guaranteed by MARAD under its Title XI Program. The notes require semiannual payments in each April and October and Gorilla VII secures the government guarantee. At March 31, 2002, we had fully drawn down the facility and outstanding borrowings bore interest at floating rates averaging approximately 2.1%.

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




During 2001, we committed to purchase three Sikorsky S-92 helicopters for the deepwater drilling market, subject to our obtaining long-term operating contracts. The S-92 design features a 19-passenger capacity and a range of 475 nautical miles. We currently expect the helicopters to be delivered in the third quarter of 2003 and that their total cost, estimated to approach $50 million, will be funded from existing working capital. However, there can be no assurance that working capital will be adequate.

On January 31, 2002, we completed the purchase of certain assets of Oilfield-Electric-Marine, Inc. and Industrial Logic Systems, Inc., issuing from treasury 439,560 shares of Rowan common stock valued at approximately $8 million. Oilfield-Electric-Marine manufactures variable speed AC motors and variable frequency drive systems, DC motors and drive systems, and consoles for marine boats and lay barges, the oil and gas drilling industry, and the mining and dredging industries. Additionally, Oilfield-Electric-Marine manufactures medium voltage switchgear from 5KV through 38 KV for the industrial and petrochemical markets.

Rowan estimates remaining 2002 capital expenditures will be between $160 million and $180 million, including approximately $75-90 million for Gorilla VIII. We may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing rigs and manufacturing facilities.

Based upon current and anticipated near-term operating levels, we believe that 2002 operations, together with existing working capital and available financial resources, will generate sufficient cash flow to sustain planned capital expenditures and debt service requirements at least through the remainder of 2002.

On November 16, 2001, an English Court ruled in Rowan's favor and dismissed the plaintiff's claim that it had been entitled, in January 1999, to terminate its drilling contract with a Rowan subsidiary for the use of the jack-up rig Rowan Gorilla V. The Court ordered the plaintiff to pay Rowan for all unpaid day rates, damages, interest and an interim payment for legal costs, for which Rowan subsequently received $88.6 million. The matter was under appeal at December 31, 2001 and such amount, along with investment earnings, less outstanding receivables dating from contract inception, was deferred at year end. On March 14, 2002, a settlement agreement was reached among the parties and all litigation involving this matter was dropped. Pursuant to such agreement, Rowan subsequently received an additional $84.2 million. Such amounts are shown, net of final legal costs and expenses, as Other Income on the Consolidated Statement of Operations for the three months ended March 31, 2002.

On April 26, 2002, Rowan's Board of Directors declared a special cash dividend of $.25 per share of Common Stock payable on June 6, 2002 to shareholders of record on May 16, 2002.

Critical Accounting Policies and Management Estimates. Rowan's significant accounting policies are outlined in Note 1 to our financial statements included in our 2001 Annual Report to Stockholders, which is incorporated by reference in our Form 10-K for the year ended December 31, 2001. Such policies, and management judgments, assumptions and estimates made in their application, underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe our most critical accounting policies and management estimates involve property and depreciation, specifically capitalizable costs, useful lives and salvage values, as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.






This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to the expectations, beliefs and future expected financial performance of the Company that are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected by the Company. Among the factors that could cause actual results to differ materially are the following: oil, natural gas and other commodity prices; the level of offshore expenditures by energy companies; energy demand; the general economy, including inflation; weather conditions in the Company's principal operating areas; and environmental and other laws and regulations. Other relevant factors have been disclosed in the Company's filings with the U. S. Securities and Exchange Commission.



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




                        PART II.       OTHER INFORMATION



Item 1. Legal Proceedings

Reference is made to the fifth paragraph on page 11 within PART I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for a discussion of material developments in the Gorilla V contract dispute.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on April 26, 2002, stockholders elected the three nominees for Class II Director as set forth in Rowan's Proxy Statement relating to the meeting. With respect to such election, proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and there was no solicitation in opposition to such nominees. Of Rowan's 93,884,615 shares of record, 85,541,781 were voted at the meeting by proxy. The following numbers of votes were cast as to the Class II Director nominees: R. G. Croyle, 79,772,313 votes for and 5,769,468 votes withheld; D. F. McNease, 79,772,540 votes for and 5,769,241 votes withheld; and Lord Moynihan, 79,686,526 votes for and 5,854,625 votes withheld.

Also at the 2002 Annual Meeting, stockholders approved both Director Proposals. With respect to the proposed amendment to the 1998 Convertible Debenture Incentive Plan, 60,354,819 votes were cast for, 3,295,367 votes were cast against and 9,828,742 shares abstained. With respect to the proposed amendment to the Restated 1988 Nonqualified Stock Option Plan, 39,250,222 votes were cast for, 33,762,310 votes were cast against and 466,396 shares abstained. For each proposal, 12,062,853 shares were not voted.

Item 6.  Exhibits and Reports on Form 8-K

    (b) Reports on Form 8-K filed by the Registrant during the first quarter of fiscal year 2002:

         February 12, 2002 - pertaining to the Company's Amended and Restated Rights Agreement, as authorized and approved by the Board of Directors on January 24, 2002



                                   SIGNATURES
                                  -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ROWAN COMPANIES, INC.
                                                (Registrant)


Date:  March 13, 2002                        /s/ E. E. THIELE
                                                -------------------------------
                                                E. E. Thiele
                                                Senior Vice President- Finance,
                                                Administration and Treasurer
                                                (Chief Financial Officer)

Date:  March 13, 2002                        /s/ W. H. WELLS
                                                -------------------------------
                                                W. H. Wells
                                                Controller
                                                (Chief Accounting Officer)



