Form 10-Q
period 2002-06-30
ROWAN COMPANIES INC
filed 2002-08-13
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

The number of shares of common stock, $.125 par value, outstanding at July 31, 2002 was 93,765,090.

























                              ROWAN COMPANIES, INC.

                                      INDEX

                                                                             Page No.
                                                                             --------
PART I.     Financial Information:
Item 1.     Financial Statements:

              Consolidated Balance Sheet --
              June 30, 2002 and December 31, 2001                                  2

              Consolidated Statement of Operations --
              Three and Six Months Ended June 30, 2002 and 2001                    4

              Consolidated Statement of Cash Flows --
              Six Months Ended June 30, 2002 and 2001                              5

              Notes to Consolidated Financial Statements                           6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                              8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk            13

Part II.    Other Information:

Item 1.     Legal Proceedings                                                     13

Item 6.     Exhibits and Reports on Form 8-K                                      13





















































                        PART  I.   FINANCIAL  INFORMATION


Item  1.  Financial  Statements
-------------------------------


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                     June 30,    December 31,
                                                      2002           2001
                                                  ------------  -------------
                 ASSETS                                   (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                       $    212,465  $     236,989
  Receivables - trade and other                        112,719        120,199
  Inventories - at cost:
    Raw materials and supplies                         124,951        121,609
    Work-in-progress                                    25,170         20,839
    Finished goods                                       1,388            741
  Prepaid expenses                                       6,603          3,188
  Deferred tax assets - net                              1,108          3,117
                                                  ------------  -------------
      Total current assets                             484,404        506,682
                                                  ------------  -------------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment                                 1,908,722      1,634,370
  Aircraft and related equipment                       260,942        255,600
  Manufacturing plant and equipment                    109,840        104,018
  Construction in progress                             155,197        327,032
  Other property and equipment                         147,226        140,706
                                                  ------------  -------------
      Total                                          2,581,927      2,461,726
  Less accumulated depreciation and amortization     1,076,411      1,042,883
                                                  ------------  -------------
      Property,  plant  and equipment - net          1,505,516      1,418,843
                                                  ------------  -------------

OTHER ASSETS AND DEFERRED CHARGES                       18,642         13,430
                                                  ------------  -------------

      TOTAL                                       $  2,008,562  $   1,938,955
                                                  ============  =============

See Notes to Consolidated Financial Statements.



                                                                                 June 30,  December 31,
                                                                                   2002          2001
                                                                              ------------   ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY                                  (Unaudited)

CURRENT LIABILITIES:
  Current maturities of long-term debt                                        $     42,458  $     42,458
  Accounts payable - trade                                                          26,457        28,903
  Other current liabilities                                                         67,449       130,133
                                                                              ------------  ------------
        Total current liabilities                                                  136,364       201,494
                                                                              ------------  ------------

LONG-TERM DEBT - less current maturities                                           479,864       438,484
                                                                              ------------  ------------

OTHER LIABILITIES                                                                   65,903        62,938
                                                                              ------------  ------------

DEFERRED INCOME TAXES - net                                                        151,622       127,952
                                                                              ------------  ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value:
    Authorized 5,000,000 shares issuable in series:
      Series III Preferred Stock, authorized 10,300 shares, none outstanding
      Series A Preferred Stock, authorized 4,800 shares, none outstanding
      Series B Preferred Stock, authorized 4,800 shares, none outstanding
      Series C Preferred Stock, authorized 9,606 shares, none outstanding
      Series D Preferred Stock, authorized 9,600 shares, none outstanding
      Series E Preferred Stock, authorized 1,194 shares, none outstanding
      Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
  Common stock, $.125 par value:
    Authorized 150,000,000 shares; issued 95,220,355 shares at
    June 30, 2002 and 95,002,430 shares at December 31, 2001                        11,903        11,875
Additional paid-in capital                                                         644,436       638,303
Retained earnings                                                                  550,183       494,756
Cost of 1,133,240 and 1,435,300 treasury shares, respectively                      (19,173)      (24,307)
Accumulated other comprehensive income (loss)                                      (12,540)      (12,540)
                                                                               ------------  ------------
         Total stockholders' equity                                              1,174,809     1,108,087
                                                                               ------------  ------------

         TOTAL                                                                $  2,008,562  $  1,938,955
                                                                               ============  ============

See Notes to Consolidated Financial Statements.

                              ROWAN COMPANIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF OPERATIONS
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         For The Three Months          For The Six Months
                                           Ended June 30,                 Ended June 30,
                                      -------------------------     -----------------------
                                           2002          2001          2002          2001
                                      ------------  -----------     ---------     ---------
                                                             (Unaudited)

REVENUES:
  Drilling services                     $  79,343    $ 147,259     $ 156,967     $ 287,725
  Manufacturing sales and services         31,951       25,426        63,586        52,041
  Aviation services                        37,204       37,709        65,750        64,142
                                      ------------  -----------     ---------     ---------
      Total                               148,498      210,394       286,303       403,908
                                      ------------  -----------     ---------     ---------

COSTS AND EXPENSES:
  Drilling services                        74,627       77,457       150,071       147,991
  Manufacturing sales and services         30,498       23,665        60,044        49,013
  Aviation services                        29,829       30,999        57,676        55,515
  Depreciation and amortization            18,754       16,733        37,002        32,927
  General and administrative                6,422        7,794        12,817        14,183
                                      ------------   ----------     ---------     ---------
      Total                               160,130      156,648       317,610       299,629
                                      ------------   ----------     ---------     ---------
INCOME (LOSS) FROM OPERATIONS             (11,632)      53,746       (31,307)      104,279
                                      ------------   ----------     ---------     ---------

OTHER INCOME (EXPENSE):
  Net proceeds from Gorilla V
    settlement                                                       157,125
  Interest expense                         (5,243)      (5,817)      (10,224)      (12,505)
  Less interest capitalized                 1,516        2,415         3,134         5,046
  Interest income                           1,184        2,372         2,322         5,358
  Other - net                                 283           29           385           124
                                      ------------   ----------     ---------     ---------
      Other income (expense) - net         (2,260)      (1,001)      152,742        (1,977)
                                      ------------  -----------     ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES         (13,892)      52,745       121,435       102,302
  Provision (credit) for
    income taxes                           (5,153)      18,433        42,497        36,274
                                      ------------  -----------     ---------     ---------
NET INCOME (LOSS)                       $  (8,739)   $  34,312     $  78,938     $  66,028
                                      ============  ===========     =========     =========

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK (Note 6):
  Basic                                 $    (.09)   $     .36     $     .84      $    .70
                                      ============  ===========     =========     =========
  Diluted                               $    (.09)   $     .36     $     .83      $    .68
                                      ============  ===========     =========     =========

See Notes to Consolidated Financial Statements.

                                     ROWAN COMPANIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (IN THOUSANDS)

                                                                                      For The Six Months
                                                                                         Ended June 30,
                                                                                  ------------------------
                                                                                        2002        2001
                                                                                  ------------  ----------
                                                                                         (Unaudited)

CASH PROVIDED BY (USED IN):
  Operations:
    Net income                                                                     $   78,938  $   66,028
    Adjustments to reconcile net income to net cash provided by operations:
      Depreciation and amortization                                                    37,002      32,927
      Deferred income taxes                                                            25,590      15,281
      Compensation expense                                                              3,824       3,796
      Provision for pension and postretirement benefits                                 5,815       1,716
      Gain on disposals of property, plant and equipment                               (2,070)     (1,228)
    Changes in current assets and liabilities:
      Receivables- trade and other                                                     11,440      (3,261)
      Inventories                                                                      (7,106)     (5,901)
      Other current assets                                                             (3,372)     (3,603)
      Current liabilities                                                             (72,136)      3,157
    Net changes in other noncurrent assets and liabilities                               (400)       (753)
                                                                                  ------------  ----------
  Net cash provided by operations                                                      77,525     108,159
                                                                                  ------------  ----------

  Investing activities:
    Property, plant and equipment additions                                          (123,364)   (140,822)
    Proceeds from disposals of property, plant and equipment                            3,656       2,381
                                                                                  ------------  ----------
  Net cash used in investing activities                                              (119,708)   (138,441)
                                                                                  ------------  ----------

  Financing activities:
    Proceeds from  borrowings                                                          62,609      42,535
    Repayments of borrowings                                                          (21,229)    (14,504)
    Payment of cash dividend                                                          (23,511)
    Payments to acquire treasury stock                                                 (2,308)     (4,045)
    Proceeds from stock option and convertible debenture plans                          2,098       3,966
                                                                                  ------------  ----------
  Net cash provided by financing activities                                            17,659      27,952
                                                                                  ------------  ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (24,524)     (2,330)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        236,989     192,828
                                                                                  ------------ -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   212,465  $  190,498
                                                                                  ============ ===========




SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
    Acquisition of net manufacturing assets through issuance of
    439,560 shares of treasury stock (Note 8)                                      $    7,925
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

2. We believe the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to prevent fairly Rowan's financial position as of June 30, 2002 and December 31, 2001, and the results of its operations for the three months and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001.

3. Rowan's results of operations and cash flows for the six months ended June 30, 2002 are not necessarily indicative of results to be expected for the full year.

4. Rowan has three principal operating segments: contract drilling of oil and gas wells, both onshore and offshore ("Drilling"), helicopter and fixed-wing aircraft services ("Aviation") and the manufacture and sale of heavy equipment for the mining and transportation industries, alloy steel and steel plate and drilling products ("Manufacturing"). The following table presents certain financial information of Rowan by operating segment as of June 30, 2002 and 2001 and for the six month periods then ended (in thousands).


           2002                            Drilling        Manufacturing      Aviation      Consolidated
      --------------------              ------------       -------------      --------     -------------
      Total assets                      $   1,612,921    $    231,906     $    163,735   $    2,008,562
      Unamortized goodwill                      1,493          10,863              -             12,356
      Revenues                                156,967          63,586           65,750          286,303
      Operating profit (loss)(1)              (18,730)            (26)             266          (18,490)

           2001                            Drilling        Manufacturing      Aviation      Consolidated
      --------------------              ------------       -------------      --------     -------------
      Total assets                      $   1,424,129    $    211,713     $    159,637   $    1,795,479
      Unamortized goodwill                      1,608           6,321              -              7,929
      Revenues                                287,725          52,041           64,142          403,908
      Operating profit (loss)(1)              117,557            (805)           1,710          118,462

      ---------------------------------------------------------------------
     (1) Income (loss) from operations before deducting general and administrative expenses.


     Excluded from the preceding table are the effects of transactions between segments. During the six months ended June 30, 2002 and 2001, Rowan's manufacturing division provided approximately $57 million and $54 million, respectively, of products and services to its drilling division and Rowan's aviation division provided approximately $938,000 and $814,000, respectively, of flight services to its drilling division.

5. Rowan had no items of other comprehensive income during the six months ended June 30, 2002 and 2001.

6. Rowan's computation of basic and diluted income (loss) per share is as follows (in thousands, except per share amounts):

                                                              Three Months Ended              Six Months Ended
                                                                     June 30,                      June 30,
                                                            ----------------------         --------------------
                                                               2002          2001             2002         2001
                                                            -------        ------           ------       ------
      Weighted average shares of common
        stock outstanding                                     93,998        94,484           93,893       94,383
      Dilutive securities:
        Stock options                                             - (1)        951              731        1,012
        Convertible debentures                                    - (1)      1,060              911        1,065
                                                             -------       ------           -------       ------
      Weighted average shares for diluted
        calculation                                           93,998        96,495           95,535       96,460
                                                             =======       =======           ======       ======
      Net income (loss) for basic and
        diluted calculation                                $  (8,739)     $ 34,312        $  78,938    $  66,028
                                                             =======       =======           ======       ======
      Net income (loss) per share:
        Basic                                              $    (.09)     $    .36        $     .84    $     .70
                                                             =======       =======           ======       ======
        Diluted                                            $    (.09)     $    .36        $     .83    $     .68
                                                             =======       =======           ======       ======

     ---------------------------------------------------------------------------
      (1) Stock options of 730,742 and Convertible debentures of 910,741 are excluded because they are anti-dilutive.

7. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", generally provides that goodwill and other intangible assets with indefinite useful lives no longer be amortized to expense, but rather be assessed periodically for impairment losses. Rowan's adoption of SFAS No. 142, effective January 1, 2002, did not materially impact its financial position or results of operations. Goodwill amortization during the six months ended June 30, 2001 was approximately $285,000. At June
     30, 2002, Rowan had approximately $1.7 million of intangible assets subject to amortization.

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

9. On November 16, 2001, an English Court ruled in Rowan's favor and dismissed the plaintiff's claim that it had been entitled, in January 1999, to terminate its drilling contract with a Rowan subsidiary for the use of the jack-up rig Rowan Gorilla V. The Court ordered the plaintiff to pay Rowan for all unpaid day rates, damages, interest and an interim payment for legal costs, for which Rowan subsequently received $88.6 million. The matter was under appeal at December 31, 2001 and such amount, along with investment earnings, less outstanding receivables dating from contract inception, was deferred at year end. On March 14, 2002, a settlement agreement was reached among the parties and all litigation involving this matter was dropped. Pursuant to such agreement, Rowan subsequently received an additional $84.2 million. Such amounts are shown, net of final legal costs and expenses, as Other Income on the Consolidated Statement of Operations for the six months ended June 30, 2002.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES
                     --------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Six Months Ended June 30, 2002 Compared to
-------------------------------------------------
     Six Months Ended June 30, 2001
     ------------------------------------

Rowan generated net income of $78.9 million in the first half of 2002 compared to $66.0 million in the same period of 2001. The current period included net proceeds from the settlement of the Gorilla V contract dispute, which increased net income by approximately $102 million, or $1.07 per share. Excluding the effects of the settlement, Rowan's first half 2002 results would have been a net loss of approximately $23 million, or $.25 per share. The decrease in operating performance was caused largely by declines in drilling activity and day rates between periods, primarily in the Gulf of Mexico, as a result of volatile natural gas prices.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first six months of 2002 and 2001, respectively, is reflected below (dollars in thousands):


                                   Drilling          Manufacturing         Aviation           Consolidated
                             -------------------  ------------------  -----------------   --------------------
                                2002       2001      2002      2001      2002      2001       2002       2001
                             ---------  --------  --------  --------  --------  -------   ---------  ---------
Revenues                     $156,967   $287,725   $63,586   $52,041   $65,750   $64,142   $286,303   $403,908

Percent of Consolidated
Revenues                          55%        71%       22%       13%       23%       16%        100%      100%

Operating Profit (Loss)(1)   $(18,730)  $117,557   $   (26)  $ (805)   $   266   $ 1,710   $(18,490)  $118,462

--------------------------------------------------------------------------------
     (1) Income (loss) from operations before deducting general and administrative expenses

As reflected above, Rowan's consolidated operating results declined by $137 million or 116% when comparing the first six months of 2002 and 2001. Drilling revenues decreased by $130.8 million or 45% as our offshore fleet of 23 jack-ups and one semi-submersible was 83% utilized during the first half of 2002, compared to 93% in the first six months of 2001, and suffered a 47% decrease in average day rates between periods. Rowan's fleet of 17 land rigs was 63% utilized during the first half of 2002, compared to 80% in the first six months of 2001, and experienced a 17% decrease in average day rates between periods. Drilling expenses increased by $2.1 million between periods, primarily due to the addition to our offshore fleet, in February 2002, of Rowan Gorilla VII.

The $0.8 million increase shown above in Rowan's manufacturing results between periods primarily reflects the increased contributions from the division's steel and drilling products groups, including the recent addition to the latter of newly-acquired Oilfield-Electric-Marine, which more than offset a reduced contribution from the equipment group. Manufacturing operations exclude approximately $57 million of products and services provided to the drilling division during the first half of 2002, most of which was attributable to construction progress on Rowan Gorilla VIII, compared to about $54 million in the same period of 2001, primarily due to Gorillas VII and VIII. The division's external backlog was approximately $19 million at June 30, 2002.

Rowan's aviation operating results in the first half of 2002 were impacted by higher insurance costs, which more than offset the increase in Gulf of Mexico revenues between periods that followed the average 30% rate increase implemented last April. Both periods reflect the normal seasonal slowdown in helicopter flying activity in Alaska during the first four months of the year.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001
--------------------------------------------------------------------------------

Rowan incurred a net loss of $8.7 million in the second quarter of 2002 compared to net income of $34.3 million in the same period of 2001. The decrease in operating performance was caused largely by declines in drilling activity and day rates between periods, primarily in the Gulf of Mexico, as a result of volatile natural gas prices.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the second quarters of 2002 and 2001, respectively, is reflected below (dollars in thousands):

                                   Drilling           Manufacturing          Aviation            Consolidated
                             -------------------   ------------------   -----------------   --------------------
                                2002       2001       2002      2001      2002      2001       2002       2001
                             ---------  --------   --------  --------   --------  -------   ---------  ---------
Revenues                     $ 79,343    $147,259   $ 31,951  $ 25,426  $ 37,204   $37,709   $148,498   $210,394

Percent of Consolidated
Revenues                         53%         70%        22%       12%       25%       18%        100%      100%

Operating Profit (Loss)(1)   $ (8,298)   $ 58,430   $  (360)  $  (156)   $ 3,448   $ 3,266   $ (5,210)  $ 61,540

--------------------------------------------------------------------------------
     (1) Income (loss) from operations before deducting general and administrative expenses

As reflected above, Rowan's consolidated operating results declined by $66.8 million or 108% when comparing the second quarters of 2002 and 2001. Drilling revenues decreased by $67.9 million or 46% as our offshore fleet of 23 jack-ups and one semi-submersible was 87% utilized during the second quarter of 2002, compared to 90% in the second quarter of 2001, and suffered a 50% decrease in average day rates between periods. Rowan's fleet of 17 land rigs was 68% utilized during the second quarter of 2002, compared to 84% in the second quarter of 2001, and experienced a 29% decrease in average day rates between periods. Drilling expenses decreased by $2.8 million between periods, primarily due to the effects of reduced land and boat operations which more than offset the impact of the addition to our offshore fleet, in February 2002, of Rowan Gorilla VII.

Rowan's manufacturing operating results in the second quarter of 2002 primarily reflect the increased contributions from the division's steel and drilling products groups, including the recent addition to the latter of newly-acquired Oilfield-Electric-Marine, which were offset by a reduced contribution from the equipment group. Manufacturing operations exclude approximately $33 million of products and services provided to the drilling division during the second quarter of 2002, most of which was attributable to construction progress on Rowan Gorilla VIII, compared to about $34 million in the same period of 2001, primarily due to Gorillas VII and VIII. The division's external backlog was approximately $19 million at June 30, 2002.

Rowan's aviation operating results in the second quarter of 2002 were impacted by higher insurance costs and a decline in Gulf of Mexico flying that combined to offset an increase in fire control revenues between periods.

Expected near-term conditions in our principal drilling markets, based upon recent bid inquiries and other indications from our energy company customers, and the numbers of our rigs in each of those areas are as follows:

     AREA              RIGS              EXPECTED NEAR-TERM CONDITIONS
-----------------      ----     --------------------------------------------

Gulf of Mexico          22      Moderately improving exploration and development
                                activity, with increasing emphasis on potential deep-well natural gas reserves on the Outer
                                Continental Shelf

North Sea                1      Moderately improving jack-up drilling
                                activity, fluctuating with oil prices

Eastern Canada           1      Moderately improving demand for harsh
                                environment equipment, fluctuating with oil and natural gas prices

Expected near-term conditions in our principal aviation markets and the numbers of our aircraft based in each of those markets are as follows:


    AREA            AIRCRAFT          EXPECTED NEAR-TERM CONDITIONS
-----------------  ---------      --------------------------------------------

Alaska                  65          Normal seasonal improvement

Gulf  of  Mexico        49          Moderately improving levels of flight
                                    support activity

The drilling and aviation markets in which Rowan competes frequently experience significant changes in supply and demand. Drilling utilization and day rates are primarily a function of the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. These expenditures, in turn, are affected by many factors such as existing and newly discovered oil and natural gas reserves, political and regulatory policies, seasonal weather patterns, contractual requirements under leases or concessions, effects of energy company consolidations, and, probably most influential, oil and natural gas prices. Our aviation operations are also affected by such factors, as flying in support of offshore energy operations remains a major source of business and Alaska operations are hampered by weather each winter. The volatile nature of such factors prevents us from being able to accurately predict whether existing market conditions will continue beyond the near term. In response to fluctuating market conditions, we can relocate our drilling rigs and aircraft from one geographic area to another, but only when we believe such moves are economically justified. Currently, Rowan's drilling and aviation operations are profitable, but there can be no assurance that current operating conditions will prevail or that expected improvements in market conditions, as reflected in the preceding tables, will materialize. Our operations will be adversely affected should market conditions deteriorate.

Though considerably less volatile than our drilling and aviation operations, our manufacturing operations have continued to be adversely impacted by a prolonged period of unfavorable world commodity prices; in particular, prices for copper, iron ore, coal, gold and diamonds. Rowan's external manufacturing backlog remains at a depressed level. As a result, we cannot accurately predict whether or not our manufacturing operations will be profitable during the remainder of 2002.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet figures and ratios as of June 30, 2002 and December 31, 2001 is as follows (dollars in thousands):

                                              June 30,           December 31,
                                                2002                   2001
                                             ---------           -------------

Cash and cash equivalents                   $  212,465              $  236,989
Current assets                              $  484,404              $  506,682
Current liabilities                         $  136,364              $  201,494
Current ratio                                     3.55                    2.51
Long-term debt                              $  479,864              $  438,484
Stockholders' equity                        $1,174,809              $1,108,087
Long-term debt/total capitalization                .29                     .28

Reflected in the comparison above are the effects in the first six months of 2002 of net cash provided by operations of $77.5 million, proceeds from borrowings of $62.6 million, capital expenditures of $123.4 million, debt repayments of $21.2 million and a cash dividend of $23.5 million. Net cash provided by operations during the period included approximately $73 million net proceeds from the settlement of the Gorilla V contract dispute, which is discussed more fully below.

Capital expenditures during the first half of 2002 were primarily related to the construction of Rowan Gorilla VIII and the continued upgrade of our existing offshore and land drilling fleet.

Rowan Gorilla VIII is an enhanced version of our Super Gorilla class jack-up, designated a Super Gorilla XL. Gorilla VIII will be outfitted with 708 feet of leg, 134 feet more than Gorillas V, VI or VII, and have 30% larger spud cans enabling operation in the Gulf of Mexico in water depths up to 550 feet. Gorilla VIII will also be able to operate in water depths up to 400 feet in the hostile environments offshore eastern Canada and in the North Sea. The construction of Gorilla VIII continues on schedule at Rowan's Vicksburg, Mississippi facility with delivery expected during the third quarter of 2003. We are financing up to $187 million of the cost of Gorilla VIII through an 18-year bank loan guaranteed by the U. S. Department of Transportation's Maritime Administration ("MARAD") under its Title XI Program. The notes require semiannual interest payments in each January and July, with principal repayments commencing January 15, 2004, and Gorilla VIII secures the government guarantee. At June 30, 2002, we had drawn down about $94 million under this facility, which bore interest at floating rates averaging approximately 2.1%.

Rowan Gorilla VII, a Super Gorilla class jack-up like Gorillas V and VI featuring a combination drilling and production capability, was delivered in December 2001 and mobilized to the North Sea during the first quarter. We financed $185 million of the cost of Gorilla VII through a 12-year bank loan guaranteed by MARAD under its Title XI Program. The notes require semiannual payments in each April and October and Gorilla VII secures the government guarantee. At June 30, 2002, we had fully drawn down the facility and outstanding borrowings bore interest at floating rates averaging approximately 2.1%.

Design work continues on a new class of jack-up rig, specifically targeted for deep drilling in water depths up to 250 feet on the Outer Continental Shelf in the Gulf of Mexico. The Tarzan class rig will offer drilling capabilities similar to our Gorilla class jack-ups, enabling more efficient drilling beyond 15,000 feet, but with reduced environmental criteria (wind, wave and current). The first rig, to be named Scooter Yeargain, will be constructed at a cost of about $90 million at Vicksburg, Mississippi with delivery expected by mid-year 2004. On July 25, 2002, our Board of Directors approved the construction of three additional Tarzan class jack-ups, which are expected to be delivered in 2005 and 2006 and have an aggregate cost approaching $300 million. We intend to pursue outside financing for the Tarzan construction program, but there can be no assurance that financing will be available.

During 2001, we committed to purchase three Sikorsky S-92 helicopters for the deepwater drilling market, subject to our obtaining long-term operating contracts. The S-92 design features a 19-passenger capacity and a range of 475 nautical miles. We currently expect the helicopters to be delivered in the second half of 2004 and that their total cost, estimated to approach $50 million, will be funded from existing working capital. However, there can be no assurance that working capital will be adequate.

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

Rowan estimates remaining 2002 capital expenditures will be between $100 million and $120 million, including approximately $60-75 million for Gorilla VIII and Scooter Yeargain. We may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing rigs and manufacturing facilities.

Based upon current and anticipated near-term operating levels, we believe that 2002 operations, together with existing working capital and available financial resources, will generate sufficient cash flow to sustain planned capital expenditures and debt service requirements at least through the remainder of 2002.

On November 16, 2001, an English Court ruled in Rowan's favor and dismissed the plaintiff's claim that it had been entitled, in January 1999, to terminate its drilling contract with a Rowan subsidiary for the use of the jack-up rig Rowan Gorilla V. The Court ordered the plaintiff to pay Rowan for all unpaid day rates, damages, interest and an interim payment for legal costs, for which Rowan subsequently received $88.6 million. The matter was under appeal at December 31, 2001 and such amount, along with investment earnings, less outstanding receivables dating from contract inception, was deferred at year end. On March 14, 2002, a settlement agreement was reached among the parties and all litigation involving this matter was dropped. Pursuant to such agreement, Rowan subsequently received an additional $84.2 million. Such amounts are shown, net of final legal costs and expenses, as Other Income on the Consolidated Statement of Operations for the six months ended June 30, 2002.

On April 26, 2002, our Board of Directors declared a special cash dividend of $.25 per share of Common Stock that was paid on June 6, 2002 to shareholders of record on May 16, 2002.

Critical Accounting Policies and Management Estimates.
------------------------------------------------------
Rowan's significant accounting policies are outlined in Note 1 to our financial statements included in our 2001 Annual Report to Stockholders, which is incorporated by reference in our Form 10-K for the year ended December 31, 2001. Such policies, and management judgments, assumptions and estimates made in their application, underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe our most critical accounting policies and management estimates involve property and depreciation, specifically capitalizable costs, useful lives and salvage values, as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.



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


                        PART II.       OTHER INFORMATION



Item 1. Legal Proceedings

Reference is made to the fifth paragraph on page 12 within PART I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for a discussion of material developments in the Gorilla V contract dispute.


Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  The following is a list of Exhibits filed with this Form 10-Q:

            3a    Amendment dated August 1, 2002, to the Bylaws, as Amended
            3b    Bylaws, as Amended, as of August 1, 2002

     (b) No reports on Form 8-K were filed by the Registrant during the second quarter of fiscal year 2002.









                                   SIGNATURES
                                  -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ROWAN COMPANIES, INC.
                                                (Registrant)


Date:  August 13, 2002                        /s/ E. E. THIELE
                                                -------------------------------
                                                E. E. Thiele
                                                Senior Vice President- Finance,
                                                Administration and Treasurer
                                                (Chief Financial Officer)

Date:  August 13, 2002                        /s/ W. H. WELLS
                                                -------------------------------
                                                W. H. Wells
                                                Controller
                                                (Chief Accounting Officer)

                            Certification Pursuant to
                            18 U. S. C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Rowan Companies, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. R. Palmer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     /s/ C. R. Palmer
     -------------------------------------
     C. R. Palmer
     Chairman and Chief Executive Officer
     August 13, 2002




                            Certification Pursuant to
                            18 U. S. C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Rowan Companies, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, E. E. Thiele, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     /s/ E. E. Thiele
     -------------------------------------
     E. E. Thiele
     Senior Vice President - Finance,
     Administration and Treasurer
     August 13, 2002

                                   INDEX TO EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION
-------            -------------

3a                 Amendment dated August 1, 2002, to the Bylaws, as Amended

3b                 Bylaws, as Amended, as of August 1, 2002













































































                                                                      Exhibit 3a
                              ROWAN COMPANIES, INC.

                                 Amendment Dated
                              August 1 2002 to the
                             Bylaws of the Company,
                                   as Amended


     Section 2. and Section 5. of Article II, Section 1. and Section 5. of
Article III, Section 5. of Article IV, Section 1. of Article VI, Section 1. of
Article VIII and Section 4. of Article IX have been amended by inserting in each and every instance the title, "Vice Chairman of the Board," between the title, "Chairman of the Board," and the title, "President."

     Section 7. of Article II has been amended by inserting the phrase, "by the Vice Chairman of the Board, or if he is not present," between the phrase, "or if he is not present," and the phrase, "by the President," and inserting the title, "the Vice Chairman of the Board," between the title, "Chairman of the Board," and the title, "President."

     Section 8. of Article IV has been amended by inserting the phrase, "the Vice Chairman of the Board shall preside, and in the absence of the Vice Chairman of the Board," between the title, "Chairman of the Board," and the title, "the President."

Section 4. of Article VI has been amended to read in entirety as follows:

          "Section 4. The Chairman of the Board. The Chairman of the Board shall preside at all meetings of stockholders and directors; in addition, he shall be the chief executive officer of the Corporation and, subject to the Board of Directors, he shall be in charge of the properties and operations of the Corporation with all such powers with respect to such properties and operations as may be reasonably incident to such responsibilities; he may agree upon and execute all division and transfer orders, bonds, agreements, contracts and other obligations in the name of the Corporation; and he shall have such other powers and duties as designated in these Bylaws and as from time to time may be assigned to him by the Board of Directors."

Section 5. (as renumbered) of Article VI has been added and reads in entirety as follows:

          "Section 5. The Vice Chairman of the Board. The Vice Chairman of the Board shall be the chief administrative officer of the Corporation and shall have such other powers and duties as from time to time may be assigned to him by the Board of Directors. In addition, he shall preside at all meetings of stockholders and directors in the absence of the Chairman of the Board and shall exercise the powers of the Chairman of the Board or the President during their absence, refusal or inability to act. Any action taken by the Vice Chairman of the Board in the performance of the duties of the Chairman of the Board or the President shall be conclusive evidence of the absence, refusal or inability of the Chairman of the Board or the President to act at the time such action was taken."

Section 6. (as renumbered) of Article VI has been amended to read in entirety as follows:

          "Section 6. The President. The President shall be the chief operating officer of the Corporation and, subject to the Board of Directors, he shall manage the properties and operations of the Corporation in the ordinary course of its business with all such powers with respect to the management of such properties and operations as may be reasonably incident to such responsibilities; in the absence of the Chairman of the Board, he may agree upon and execute all division and transfer orders, bonds, agreements, contracts and other obligations in the name of the Corporation; and he shall have such other powers and duties as designated in these Bylaws and as from time to time may be assigned to him by the Board of Directors."

Section 7. (as renumbered) of Article VI has been amended by removing the title, "Chairman of the Board" each and every time it appears and by replacing the word, "their," with the word, "his," in the pre-amended phrase, "during their absence."

Section 7., Section 8., Section 9. and Section 10. of Article VI has been renumbered accordingly as Section 8., Section 9., Section 10. and Section 11.









                                       2















































                                                                      EXHIBIT 3B










                                     BYLAWS

                                   AS AMENDED







                              ROWAN COMPANIES, INC.

                             A DELAWARE CORPORATION










                                 AUGUST 1, 2002




















































                                   B Y L A W S

                                    I N D E X

                                                                            Page

ARTICLE          I.     OFFICES

     Section     1.     Principal  Offices                                    4
     Section     2.     Registered  Office                                    4
     Section     3.     Other  Offices                                        4

ARTICLE          II     MEETINGS  OF  STOCKHOLDERS

     Section     1.     Place  of  Meetings                                   4
     Section     2.     Notice  of  Meetings                                  4
     Section     3.     Quorum                                                5
     Section     4.     Annual  Meetings;  Election  of  Directors            5
     Section     5.     Special  Meetings                                     5
     Section     6.     Voting;  Elections;  Inspectors;  Votes  by Ballot    5
     Section     7.     Conduct  of  Stockholders'  Meetings                  6
     Section     8.     Validity  of  Proxies;  Ballots,  etc.                6
     Section     9.     Stock List                                            6

ARTICLE          III    BOARD  OF  DIRECTORS

     Section     1.     Number,  Qualification  and  Nominations              7
     Section     2.     Classes  of  Directors  and  Term  of  Office         8
     Section     3.     Newly  Created  Directorships                         8
     Section     4.     Vacancies                                             8
     Section     5.     Compensation                                          8

ARTICLE          IV     MEETINGS  OF  THE  BOARD  OF  DIRECTORS

     Section     1.     Meetings  of  Directors                               8
     Section     2.     First  Meeting                                        8
     Section     3.     Election  of  Officers                                8
     Section     4.     Regular  Meetings                                     9
     Section     5.     Special  Meetings                                     9
     Section     6.     Notice                                                9
     Section     7.     Quorum                                                9
     Section     8.     Order  of  Business                                   9
     Section     9.     Presumption  of  Assent                               9
     Section     10.    Action  Without  a  Meeting  or  Telephone
                          Conference  Meeting                                 9






                                                                            Page


ARTICLE          V.     COMMITTEES

     Section     1.     Executive  Committee  and  Other  Committees         10
     Section     2.     Procedure;  Meetings;  Quorum                        10

ARTICLE          VI.    OFFICERS

     Section     1.     Number,  Titles,  and  Term  of  Office              11
     Section     2.     Salaries                                             11
     Section     3.     Removal  of  Officers                                11
     Section     4.     The  Chairman  of  the  Board                        11
     Section     5      The  Vice  Chairman  of  the  Board                  11
     Section     6.     The  President                                       11
     Section     7.     Vice  Presidents                                     12
     Section     8.     Treasurer                                            12
     Section     9.     Assistant  Treasurer                                 12
     Section    10.     Secretary                                            12
     Section    11.     Assistant  Secretaries                               12

ARTICLE          VII    INDEMNIFICATION  OF  DIRECTORS,  OFFICERS
                        EMPLOYEES  AND  AGENTS

     Section     1.     Right  to  Indemnification                           13
     Section     2.     Indemnification  of  Employees  and  Agents          13
     Section     3.     Right  of  Claimant  to  Bring  Suite                13
     Section     4.     Nonexclusivity  of  Rights                           14
     Section     5.     Insurance                                            14
     Section     6.     Savings  Clause                                      14
     Section     7.     Definitions                                          14

ARTICLE          VIII   CAPITAL  STOCK

     Section     1.     Certificates  of  Stock                              14
     Section     2.     Transfer  of  Shares                                 15
     Section     3.     Ownership  of  Shares                                15
     Section     4.     Record  Date                                         15
     Section     5.     Regulations  Regarding  Certificates                 15
     Section     6.     Dividends                                            15
     Section     7.     Lost  or  Destroyed  Certificates                    16

ARTICLE          IX     MISCELLANEOUS  PROVISIONS

     Section     1.     Fiscal  Year                                         16
     Section     2.     Seal                                                 16
     Section     3.     Notice  and  Waiver  of  Notice                      16
     Section     4.     Resignations                                         16

ARTICLE          X      AMENDMENTS                                           16








                                     BYLAWS

                                       OF

                              ROWAN COMPANIES, INC.

                                   AS AMENDED

                                    Article I

                                     Offices

     Section 1. Principal Office. The principal office of the Corporation shall be in the City of Houston, County of Harris, State of Texas.

     Section 2. Registered Office. Until the Board of Directors otherwise determines, the registered office of the Corporation required by law (meaning, here and hereinafter, as required from time to time by the General Corporation Law of the State of Delaware) to be maintained in the State of Delaware, shall be in the City of Wilmington, County of New Castle, State of Delaware, and the name of the resident agent in charge thereof is The Corporation Trust Company, or such other office and agent as may be designated from time to time by the Board of Directors in the manner provided by law. Such registered office need not be identical to the principal place of business of the Corporation.

     Section 3. Other Offices. The Corporation may also have offices at such other places both within and without the State of Delaware as the Board of Directors may from time to time determine or the business of the Corporation may require.

                                   Article II

                            Meetings of Stockholders

     Section 1. Place of Meetings. All meetings of the stockholders shall be held in the City of Houston at the principal offices of the Corporation or at such other places as may be designated by the Board of Directors or Executive Committee and shall be specified or fixed in the notices or waivers of notices thereof.

     Section 2. Notice of Meetings. Written or printed notice stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten
(10) nor more than sixty (60) days before the date of the meeting, either personally or by mail, by or at the direction of the Chairman of the Board, the Vice Chairman of the Board, the President, the Secretary, or the officer or person calling the meeting, to each stockholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the stockholder at his address as it appears on the records of the Corporation, with postage thereon prepaid.

     When a meeting is adjourned to another place, date or time, written notice need not be given of the adjourned meeting if the place, date, and time thereof are announced at the meeting at which the adjournment is taken; provided, however, that if the date of any adjourned meeting is more than thirty (30) days after the date for the original meeting, or if after the adjournment a new record date is fixed for the adjourned meeting, written notice of the place, date, and time of the adjourned meeting shall be given in conformity herewith. At any adjourned meeting, any business may be transacted which might have been transacted at the original meeting.

     Section 3. Quorum. The holders of at least a majority of the outstanding shares entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of stockholders for the transaction of business, except as otherwise provided by law, by the Certificate of Incorporation or by these Bylaws. If, however, such quorum shall not be present or represented at any meeting of stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have the power to adjourn the meeting from time to time, without notice other than announcement at the meeting of the time and place to which the meeting is being adjourned, to a time when a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally called. A holder of a share shall be treated as being present at a meeting if the holder of such share is (i) present in person at the meeting or (ii) represented at the meeting by a valid proxy, whether the proxy card granting such proxy is marked as casting a vote or abstaining or is left blank.

     Section 4. Annual Meetings; Election of Directors. An annual meeting of the stockholders, for the election of directors to succeed those whose terms expire and for the transaction of such other business as may properly come before the meeting, shall be held on the fourth Friday in April of each year, at 9:00 a.m., local time, if not a legal holiday, at the principal offices of the Corporation in Houston, Texas or at such other place, date, and time as the Board of Directors or Executive Committee shall designate each year. Any business may be transacted at the annual meeting, except as otherwise provided by law, the Certificate of Incorporation or these Bylaws.

     Section 5. Special Meetings. In addition to any condition that may be provided for in the Certificate of Incorporation, special meetings of the stockholders for any purpose or purposes may be called at any time in the interval between annual meetings by the Chairman of the Board, the Vice Chairman of the Board, the President, the Board of Directors, or the Executive Committee. Special meetings of the Stockholders may not be called by any other person or persons.

     Section 6. Voting; Elections; Inspectors; Votes by Ballot. Unless otherwise provided in the Certificate of Incorporation, at all meetings of stockholders, every stockholder of record of any class entitled to vote thereat shall have one vote for each share of stock standing in his name on the books of the Corporation on the date for the determination of stockholders entitled to vote at such meeting, either in person or by proxy appointed by instrument in writing subscribed by such stockholder or his duly authorized attorney, and bearing a date not more than three years prior to said meeting unless said instrument provides for a longer period.

     If a quorum exists, action on a matter (including the election of directors) shall be approved if the votes cast in favor of the matter or election of the director exceed the votes cast opposing the matter or election of such director. In determining the number of votes cast, shares abstaining from voting on a matter (including elections) will not be treated as votes cast. The provisions of this paragraph will govern with respect to all votes of stockholders except as otherwise provided for in these Bylaws or in the Certificate of Incorporation or by some specific statutory provision superseding the provisions contained in these Bylaws or the Certificate of Incorporation.

     At any meeting of stockholders, the chairman of the meeting may, and upon the request of the holders of 10% of the stock present in person or represented by proxy and entitled to vote at such meeting, shall appoint two inspectors of election who shall subscribe an oath or affirmation to execute faithfully the duties of inspectors at such election with strict impartiality and according to the best of their ability shall canvass the votes and make and sign a certificate of the results thereof. No candidate for the office of director shall be appointed as such inspector.

     As provided in the Certificate of Incorporation of the Corporation, all elections of directors shall be viva voce unless one or more stockholders present at the meeting at which directors are elected shall request in writing that such election be by ballot. The chairman of the meeting may cause a vote by ballot to be taken upon any other matter, and such vote by ballot shall be taken upon the request of the holders of 10% of the stock present and entitled to vote on such other matter.

     Section 7. Conduct of Stockholders' Meetings. The meetings of the stockholders shall be presided over by the Chairman of the Board, or if he is not present, by the Vice Chairman of the Board, or if he is not present, by the President, or if he is not present, by a Vice President, or if neither the Chairman of the Board, the Vice Chairman of the Board, President nor a Vice President is present, by a chairman elected at the meeting. The Secretary of the Corporation, if present, shall act as secretary of such meetings, or if he is not present, an Assistant Secretary shall so act; if neither the Secretary nor an Assistant Secretary is present, then a secretary shall be appointed by the chairman of the meeting.

     The chairman of any meeting of stockholders shall determine the order of business and the procedures at the meeting, including such regulation of the manner of voting which is not otherwise prescribed by law, the Certificate of Incorporation or these Bylaws.

     Section 8. Validity of Proxies; Ballots, etc. At every meeting of the stockholders, all proxies shall be received and taken charge of, and all ballots shall be received and canvassed by, the secretary of the meeting who shall decide all questions touching the qualification of voters, the validity of the proxies, and the acceptance or rejection of votes, unless inspectors of election shall have been appointed by the chairman of the meeting, in which event such inspectors of election shall decide all such questions.

     Section 9. Stock List. At least ten (10) days before every meeting of stockholders, the Secretary shall prepare (or cause to be prepared) a complete list of stockholders entitled to vote at any meeting of stockholders, arranged in alphabetical order for each class of stock and showing the address of each such stockholder and the number of shares registered in his name. Such list shall be open to the examination of any such stockholder, for any purpose germane to the meeting, during ordinary business hours for a period of at least ten (10) days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or if not so specified, at the place where the meeting is to be held.

     The stock list shall also be kept at the place of the meeting during the whole time thereof and shall be open to the examination of any such stockholder who is present. This list shall presumptively determine the identity of the stockholders entitled to vote at the meeting and the number of shares held by each of them.






                                   Article III

                               Board of Directors

     Section 1. Number, Qualification and Nominations. The business and property of the Corporation shall be managed by the Board of Directors, and subject to the restrictions imposed by law, the Certificate of Incorporation or these Bylaws, they may exercise all the powers of the Corporation. Directors need not be stockholders or residents of Delaware.

     The Board of Directors shall consist of not less than one nor more than thirty directors, as so determined from time to time by resolution of the Board of Directors. If the Board of Directors makes no such determination, the number of directors shall be the number set forth in the Certificate of Incorporation. Within the above limits, the number of directors may be increased or decreased (provided such decrease does not shorten the term of any incumbent director) from time to time by resolution of the Board of Directors.

     Nominations of candidates for election as directors of the Corporation at any meeting of stockholders of the Corporation may be made by the Chairman of the Board of Directors, the Vice Chairman of the Board, the President or by any stockholder entitled to vote at such meeting who complies with the provisions of this paragraph. Not less than 60 days prior to the date of the anniversary of the annual meeting held in the prior year, in the case of an annual meeting, or, in the case of a special meeting called by the Chairman of the Board, the Vice Chairman of the Board, the President, the Board of Directors or the Executive Committee for the purpose of electing directors, not more than 10 days following the earlier of the date of notice of such special meeting or the date on which a public announcement of such meeting is made, any stockholder who intends to make a nomination at the meeting shall deliver written notice to the Secretary of the Corporation setting forth (i) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated;
(ii) a representation that the stockholder (A) is a holder of record of stock of the Corporation specified in such notice, (B) is or will be entitled to vote at such meeting, and (C) intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; and (iii) such other information concerning each such nominee as would be required under the rules of the Securities and Exchange Commission in a proxy statement soliciting proxies for the election of such nominee and in a Schedule 14B (or other comparable required filing then in effect) under the Securities Exchange Act of 1934. In the event that a person is validly designated as a proposed nominee in accordance with this paragraph (including a bona fide statement that the nominee is willing to be nominated) and shall thereafter become unable or unwilling to stand for election to the Board of Directors, the stockholder who made such designation may designate promptly in the manner set forth above a substitute proposed nominee, notwithstanding the minimum time period set forth in this paragraph. No person may be elected as a director at a meeting of stockholders unless nominated in accordance with this paragraph, and any purported nomination or purported election not made in accordance with the procedures as set forth in this paragraph shall be void. In addition to any other requirements relating to amendments to these Bylaws, no proposal by any stockholder to repeal or amend this paragraph shall be brought before any meeting of the stockholders of the Corporation unless written notice is given of (i) such proposed repeal or the substance of such proposed amendment; (ii) the name and address of the stockholder who intends to propose such repeal or amendment, and (iii) a representation that the stockholder is a holder of record of stock of the Corporation specified in such notice, is or will be entitled to vote at such meeting and intends to appear in person or by proxy at such meeting to make the proposal. Such notice shall be given in the manner and at the time specified above in this paragraph. Any proposal to repeal or amend or any such purported repeal or purported amendment of this paragraph not made or adopted in accordance with the procedures set forth in this paragraph shall be void.

     Section 2. Classes of Directors and Term of Office. As provided in the Certificate of Incorporation, the Board of Directors shall be and is divided into three classes, Class I, Class II and Class III, which shall be as nearly equal in number as possible. Each director shall serve for a term ending on the date of the third annual meeting following the annual meeting at which such class of directors of which he is a member was elected. Effective as of April 27, 2001, each class of directors, Class I, class II and Class III, shall have three directors. Each director shall serve until his successor is elected and qualified or until death, retirement, resignation or removal for cause.

     Section 3. Newly Created Directorships. In the event of any increase or decrease in the authorized number of directors, (i) each director then serving as such shall nevertheless continue as a director of the class of which he is a member until the expiration of his current term, or his prior death, retirement, resignation, or removal for cause, and (ii) the newly created or eliminated directorships resulting from such increase or decrease shall be apportioned by the Board of Directors among the three classes of directors so as to maintain such classes as nearly equal as possible.

     Section 4. Vacancies. Should a vacancy occur or be created, whether arising through death, resignation or removal of a director for cause, or through an increase in the number of directors of any class, such vacancy shall be filled by a majority vote of the remaining directors of the class in which such vacancy occurs, or by the sole remaining director of that class if only one such director remains, or by the majority vote of the remaining directors of the other two classes if there be no remaining member of the class in which the vacancy occurs. A director so elected to fill a vacancy shall serve for the remainder of the then present term of office of the class to which he was elected.

     Section 5. Compensation. The Board of Directors shall have the authority to fix the compensation of directors.

                                   Article IV

                       Meetings of the Board of Directors

     Section 1. Meetings of Directors. The directors may hold their meetings and may have an office and keep the books of the corporation, except as otherwise provided by the Certificate of Incorporation or Bylaws, in such place or places in the State of Delaware, or outside the State of Delaware, as the Board of Directors may from time to time determine.

     Section 2. First Meeting. Each newly elected Board of Directors may hold its first meeting for the purpose of organization and the transaction of business, if a quorum is present, immediately after and at the same place as the annual meeting of the stockholders, and no notice of such meeting shall be necessary.

     Section 3. Election of Officers. At the first meeting of the Board of Directors in each year at which a quorum shall be present, held next after the annual meeting of stockholders, the Board of Directors shall proceed to the election of the officers of the Corporation.








     Section 4. Regular Meetings. Regular meetings of the Board of Directors shall be held at such times and places as shall be designated from time to time by resolution of the Board of Directors. Notice of such regular meetings shall not be required.

     Section 5. Special Meetings. Special meetings of the Board of Directors shall be held whenever called by the Chairman of the Board, the Vice Chairman of the Board, the President, or by a majority of the directors in office at the time. Each such special meeting shall be held at such time and place as shall be designated by the officer or directors calling such meeting.

     Section 6. Notice. The Secretary shall give notice of each special meeting in person, or by mail or telegraph to each director at least twenty-four (24) hours before the time of such meeting. The attendance of a director at any meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business on the grounds that the meeting is not lawfully called or convened. Notice may also be waived in writing as provided in Article IX, Section 3 of these Bylaws. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in any written waiver of notice of such meeting.

     Section 7. Quorum. Unless the Certificate of Incorporation or these Bylaws otherwise require, a majority of the total number of directors then in office shall constitute a quorum for the transaction of business, but if at any meeting of the Board of Directors there is less than a quorum present, a majority of those present or any director solely present may adjourn the meeting from time to time without further notice. The act of a majority of the directors present at a meeting at which a quorum is in attendance shall be the act of the Board of Directors, unless the act of a greater number is required by the Certificate of Incorporation or by these Bylaws.

     Section 8. Order of Business. At meetings of the Board of Directors, business shall be transacted in such order as from time to time the Board of Directors may determine and the Chairman of the Board shall preside. In the absence of the Chairman of the Board, the Vice Chairman of the Board shall preside, and in the absence of the Vice Chairman of the Board, the President shall preside, and in the absence of the President, a chairman shall be chosen by the Board of Directors from among the directors present. The Secretary of the Corporation shall act as secretary of the meetings of the Board of Directors, but in the absence of the Secretary, the presiding officer may appoint any person to act as secretary of the meeting.

     Section 9. Presumption of Assent. A director of the Corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the Secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

     Section 10. Action Without a Meeting or Telephone Conference Meeting. Any action permitted or required by law, the Certificate of Incorporation or these Bylaws, to be taken at a meeting of the Board of Directors (or any committee designated by the Board of Directors) may be taken without a meeting if a consent in writing, setting forth the action to be taken is signed by all the members of the Board of Directors or committee, as the case may be. Such consent shall have the same force and effect as a unanimous vote at a meeting, and may be stated as such in any document or instrument filed with the Secretary of State. Subject to the requirement for notice of meetings, members of the Board of Directors (or members of any committee designated by the Board of Directors), may participate in and hold a meeting of such Board of Directors or committee, as the case may be, by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in such a meeting shall constitute presence in person at such meeting, except where a person participates in the meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.

                                    Article V

                                   Committees

     Section 1. Executive Committee and Other Committees. The Board of Directors, by resolution adopted by a majority of the whole Board of Directors, may designate from among its members an Executive Committee and one or more other committees, each of which, to the extent provided in such resolution, shall have and may exercise all of the authority of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority of the Board of Directors in reference to amending the Certificate of Incorporation (except that a committee may, to the extent authorized in the resolution or resolutions providing for the issuance of shares of stock adopted by the Board of Directors pursuant to Article Fourth of the Restated Certificate of Incorporation of the Corporation, fix the designations and any of the preferences or rights of such shares relating to dividends, redemption, dissolution, any distribution of assets of the Corporation or the conversion into, or the exchange of such shares for, shares of any other class or classes or any other series of the same or any other class or classes of stock of the Corporation or fix the number of shares of any series of stock or authorize the increase or decrease of the shares of any series), adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the Corporation's property and assets, recommending to the stockholders a dissolution of the Corporation or a revocation of a dissolution, or amending, altering or repealing the bylaws of the Corporation or adopting new bylaws for the Corporation, filling vacancies in the Board of Directors or any such committee, electing or removing officers or members of any such committee, fixing the compensation of any member of such committee or altering or repealing any resolution of the Board of Directors which by its terms provided that it shall not be so amendable or repealable and, unless such resolution expressly so provides, no such committee shall have the power or authority to declare a dividend, to authorize the issuance of shares of the Corporation or to adopt a certificate of ownership and merger pursuant to 253 of the Delaware General Corporation Law. The designation of such committee and the delegation thereto of authority shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed by law.

     All action by any committee shall be reported to the Board of Directors at its meeting next succeeding such action, and shall be subject to revision or alteration by the Board of Directors; provided that no rights of third parties shall be affected by any such revision or alteration.

     Section 2. Procedure; Meetings; Quorum. The Board of Directors shall designate the Chairman and Secretary of each committee appointed by the Board of Directors. Each such committee shall fix its own rules or procedure, and shall meet at such times and at such place or places as may be provided by such rules, or by resolution of the Executive Committee or of the Board of Directors. A majority of all the then members of a committee shall be necessary to constitute a quorum and the affirmative vote of a majority of the members present shall be necessary for the adoption by it of any resolution. The Board of Directors shall have power at any time to change the number, subject as aforesaid, and members of any such committee, to fill vacancies, and to discharge any such committee.

                                   Article VI

                                    Officers

     Section 1. Number, Titles and Term of Office. The officers of the Corporation shall be a Chairman of the Board, a Vice Chairman of the Board, a President, one or more Vice Presidents, a Secretary, a Treasurer, and such other officers as the Board of Directors may from time to time elect or appoint. Each officer shall hold office until his successor shall have been duly elected and qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided. Any two offices may be held by the same person. None of the officers need be a director, except that the Chairman of the Board, Vice Chairman of the Board and the President shall be directors.

     Section 2. Salaries. The salaries or other compensation of the officers shall be fixed from time to time by the Board of Directors, and no officer shall be prevented from receiving such salary or other compensation by reason of the fact that he is also a director of the Corporation.

     Section 3. Removal of Officers. Any officer or agent elected or appointed by the Board of Directors may be removed, either with or without cause, by the Board of Directors whenever in its judgment the best interests of the Corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall not of itself create contract rights.

     Section 4. The Chairman of the Board. The Chairman of the Board shall preside at all meetings of stockholders and directors; in addition, he shall be the chief executive officer of the Corporation and, subject to the Board of Directors, he shall be in charge of the properties and operations of the Corporation with all such powers with respect to such properties and operations as may be reasonably incident to such responsibilities; he may agree upon and execute all division and transfer orders, bonds, agreements, contracts and other obligations in the name of the Corporation; and he shall have such other powers and duties as designated in these Bylaws and as from time to time may be assigned to him by the Board of Directors.

     Section 5. The Vice Chairman of the Board. The Vice Chairman of the Board shall be the chief administrative officer of the Corporation and shall have such other powers and duties as from time to time may be assigned to him by the Board of Directors. In addition, he shall preside at all meetings of stockholders and directors in the absence of the Chairman of the Board and shall exercise the powers of the Chairman of the Board or the President during their absence, refusal or inability to act. Any action taken by the Vice Chairman of the Board in the performance of the duties of the Chairman of the Board or the President shall be conclusive evidence of the absence, refusal or inability of the Chairman of the Board or the President to act at the time such action was taken.

     Section 6. The President. The President shall be the chief operating officer of the Corporation and, subject to the Board of Directors, he shall manage the properties and operations of the Corporation in the ordinary course of its business with all such powers with respect to the management of such properties and operations as may be reasonably incident to such responsibilities; in the absence of the Chairman of the Board, he may agree upon and execute all division and transfer orders, bonds, agreements, contracts and other obligations in the name of the Corporation; and he shall have such other powers and duties as designated in these Bylaws and as from time to time may be assigned to him by the Board of Directors.

     Section 7. Vice Presidents. Each Vice President shall have such powers and duties as may be assigned to him by the Board of Directors and shall exercise the powers of President during his absence, refusal or inability to act. Any action taken by a Vice President in the performance of the duties of the President shall be conclusive evidence of the absence, refusal or inability of the President to act at the time such action was taken.

     Section 8. Treasurer. The Treasurer shall have custody of all the funds and securities of the Corporation which come into his hands. When necessary or proper, he may endorse, on behalf of the Corporation, for collection, checks, notes and other obligations and shall deposit the same to the credit of the Corporation in such bank or banks or depositaries as shall be designated by, and in the manner prescribed by, the Board of Directors; he may sign all receipts and vouchers for payments made to the Corporation, either alone or jointly with such other officer as is designated by the Board of Directors; he shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements. Whenever required by the Board of Directors, he shall render a statement of his cash account; he shall enter or cause to be entered regularly in the books of the Corporation to be kept by him for that purpose full and accurate accounts of all monies received and paid out on account of the Corporation; and he shall perform all acts incident to the position of Treasurer subject to the control of the Board of Directors; he shall, if required by the Board of Directors, give such bond for the faithful discharge of his duties in such form as the Board of Directors may require.

     Section 9. Assistant Treasurer. Each Assistant Treasurer shall have the usual powers and duties pertaining to his office, together with such other powers and duties as may be assigned to him by the Board of Directors. The Assistant Treasurer shall exercise the powers of the Treasurer during the officer's absence, refusal or inability to act.

     Section 10. Secretary. The Secretary shall keep the minutes of all meetings of the Board of Directors and the minutes of all meetings of the stockholders, in books provided for that purpose; he shall attend to the giving and serving of all notices; he may sign with the Chairman of the Board or the President in the name of the Corporation all contracts of the Corporation and affix the seal of the Corporation thereto; he may affix and attest the seal of the Corporation to such instruments and documents as may be properly executed by the Corporation; and he shall have charge of the certificate books, transfer books and stock ledgers, and such other books and papers as the Board of Directors may direct, all of which shall at all reasonable times be open to the inspection of any director upon application at the office of the Corporation during ordinary business hours, and he shall in general perform all duties incident to the office of Secretary subject to the control of the Board of Directors.

     Section 11. Assistant Secretaries. Each Assistant Secretary shall have the usual powers and duties pertaining to his office, together with such other powers and duties as may be assigned to him by the Board of Directors or the Secretary. The Assistant Secretaries shall exercise the powers of the Secretary during the officer's absence, refusal or inability to act.









                                   Article VII

                          Indemnification of Directors,
                         Officers, Employees and Agents

     Section 1. Right to Indemnification. Each person who was or is made a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding"), by reason of the fact that he or she is the legal representative, is or was or has agreed to become a director or officer of the Corporation or is or was serving or has agreed to serve at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is alleged action in an official capacity as a director or officer or in any other capacity while serving or having agreed to serve as a director or officer, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the Delaware General Corporation Law, as the same exists or may hereafter be amended, (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than said law permitted the Corporation to provide prior to such amendment) against all expense, liability and loss (including without limitation, attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith and such indemnification shall continue as to a person who has ceased to serve in the capacity which initially entitled such person to indemnity hereunder and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that the Corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the Board of Directors of the Corporation. The right to indemnification conferred in this Article VII shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition; provided, however, that, if the Delaware General Corporation Law requires, the payment of such expenses incurred by a current, former or proposed director or officer in his or her capacity as a director or officer or proposed director or officer (and not in any other capacity in which service was or is or has been agreed to be rendered by such person while a director or officer, including, without limitation, service to an employee benefit plan) in advance of the final disposition of a proceeding, shall be made only upon delivery to the Corporation of an undertaking, by or on behalf of such indemnified person, to repay all amounts so advanced if it shall ultimately be determined that such indemnified person is not entitled to be indemnified under this Section or otherwise.

     Section 2. Indemnification of Employees and Agents. The Corporation may, by action of its Board of Directors, provide indemnification to employees and agents of the Corporation, individually or as a group, with the same scope and effect as the indemnification of directors and officers provided for in this Article.

     Section 3. Right of Claimant to Bring Suit. If a written claim received by the Corporation from or on behalf of an indemnified party under this Article VII is not paid in full by the Corporation within ninety days after such receipt, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim. It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to the Corporation) that the claimant has not met the standards of conduct which make it permissible under the Delaware General Corporation Law for the Corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the Delaware General Corporation Law, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

     Section 4. Nonexclusivity of Rights. The right to indemnification and the advancement and payment of expenses conferred in this Article VII shall not be exclusive of any other right which any person may have or hereafter acquire under any law (common or statutory), provision of the Certificate of Incorporation of the Corporation, bylaw, agreement, vote of stockholders or disinterested directors or otherwise.

     Section 5. Insurance. The Corporation may maintain insurance, at its expense, to protect itself and any person who is or was serving as a director, officer, employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

     Section 6. Savings Clause. If this Article VII or any portion hereof shall be invalidated on any ground by any court of competent jurisdiction, then the Corporation shall nevertheless indemnify and hold harmless each director and officer of the Corporation, as to costs, charges and expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement with respect to any action, suit or proceeding, whether civil, criminal, administrative or investigative to the full extent permitted by any applicable portion of this
Article VII that shall not have been invalidated and to the fullest extent permitted by applicable law.

     Section 7. Definitions. For purposes of this Article, reference to the "Corporation" shall include, in addition to the Corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger prior to (or, in the case of an entity specifically designated in a resolution of the Board of Directors, after) the adoption hereof and which, if its separate existence had continued, would have had the power and authority to indemnify its directors, officers and employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this Article with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued.

                                  Article VIII

                                  Capital Stock

     Section 1. Certificates of Stock. The certificates for shares of the capital stock of the Corporation shall be in such form, not inconsistent with statutory provisions and the Certificate of Incorporation, as shall be approved by the Board of Directors. The Chairman of the Board,








the Vice Chairman of the Board, President or a Vice President shall cause to be issued to each stockholder one or more certificates under the seal of the Corporation and signed by the Chairman of the Board, the Vice Chairman of the Board, President or Vice President and the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer certifying the number of shares (and, if the stock of the Corporation shall be divided into classes or series, the class and series of such shares) owned by such stockholder in the Corporation; provided, however, that any or all of the signatures on the certificate may be facsimile. The stock record books and the blank stock certificate books shall be kept by the Secretary, or at the office of such transfer agent or transfer agents as the Board of Directors or the Executive Committee may from time to time by resolution determine. In case any officer, transfer agent or registrar who shall have signed or whose facsimile signature or signatures shall have been used on, any such certificate or certificates shall cease to be such officer, transfer agent or registrar, whether because of death, resignation or otherwise, before such certificate or certificates shall have been issued by the Corporation, such certificate or certificates may nevertheless be issued and delivered by the Corporation as though the officer, transfer agent or registrar who signed such certificate or certificates or whose facsimile signature or signatures shall have been used thereon had not ceased to be such officer, transfer agent or registrar.

     Section 2. Transfer of Shares. Upon surrender to the Corporation or the transfer agent of the Corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the Corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

     Section 3. Ownership of Shares. The Corporation shall be entitled to treat the holder of record of any share or shares as the holder in fact thereof and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of the State of Delaware.

     Section 4. Record Date. For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders, or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the Board of Directors of the Corporation may fix, in advance, a date as record date for any such determination of stockholders, such date in any case not to be more than sixty (60) days (unless a shorter period is provided for in the Certificate of Incorporation) and, in case of a meeting of stockholders, not less than ten
(10) days prior to the date on which the particular action requiring such determination of stockholders is to be taken. If no record date is fixed for the determination of stockholders entitled to notice of or to vote at a meeting of stockholders or either (a) to notice of or to vote at a meeting of stockholders or (b) to receive payment of a dividend, the close of business on the day next preceding the date on which the notice of the meeting is mailed or on the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of stockholders.

     Section 5. Regulations Regarding Certificates. The Board of Directors shall have the power and authority to make all such rules and regulations as they may deem expedient concerning the issue, transfer and registration or the replacement of certificates for shares of capital stock of the Corporation.

     Section 6. Dividends. The Board of Directors may, from time to time, declare, and the Corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law and the Certificate of Incorporation.







     Section 7. Lost or Destroyed Certificates. The Board of Directors or the Executive Committee may determine the conditions upon which a new certificate of stock may be issued in place of a certificate which is alleged to have been lost or destroyed; and may, in their discretion, require the owner of such certificate or his legal representative to give bond, with sufficient surety, to indemnify the Corporation and each transfer agent against any and all losses or claims which may arise by reason of the issue of a new certificate in the place of the one so lost or destroyed.

                                   Article IX

                            Miscellaneous Provisions

     Section 1. Fiscal Year. The fiscal year of the Corporation shall be the calendar year or such other period as shall be established by the Board of Directors from time to time.

     Section 2. Seal. The seal of the Corporation shall be such as from time to time may be approved by the Board of Directors.

     Section 3. Notice and Waiver of Notice. Whenever any notice whatever is required to be given under the provisions of these Bylaws, said notice shall be deemed to be sufficient if given by depositing the same in a post office box in a sealed postpaid wrapper addressed to the person entitled thereto at his post office address, as it appears on the books of the Corporation, and such notice shall be deemed to have been given on the day of such mailing. A waiver of notice, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

     Section 4. Resignations. Any director or officer may resign at any time. Such resignations shall be made in writing and shall take effect at the time specified therein, or, if no time be specified, at the time of its receipt by the Chairman of the Board, the Vice Chairman of the Board, the President or Secretary. The acceptance of a resignation shall not be necessary to make it effective, unless expressly so provided in the resignation.

                                    Article X

                                   Amendments

     As provided in the Certificate of Incorporation of the Corporation, the Board of Directors shall have the power to make, adopt, alter, amend and repeal from time to time bylaws of the Corporation, subject to the right of the stockholders entitled to vote with respect thereto to adopt, alter, amend and repeal such bylaws as adopted, altered or amended by the Board of Directors; provided, however, that bylaws shall not be adopted, altered, amended or repealed by the stockholders of the Corporation except by the vote of the holders of not less than eighty percent (80%) of the outstanding shares of capital stock of the Corporation normally entitled to vote in the election of directors.













     Amendment No.  1  herein:     Article III Section 2.  Classes of Directors
and  Term  of  Office,  October  26,  1984.

     Amendment No.  2  herein:     Article  II Section 4.  Annual Meetings;
Election  of  Directors,  July  26,  1985.

     Amendment No.  3  herein:     Article V Section 1.    Executive Committee
and  Other  Committees,  June  30,  1986.

     Amendment No.  4  herein:     Article VII (in entirety) Indemnification of
Directors,  Officers,  Employees  and  Agents,  April  23,  1987.

     Amendment No.  5  herein:     Article III Section 2.  Classes of Directors
and  Term  of  Office,  October  23,  1987.

     Amendment No.  6  herein:     Article III Section 2.  Classes of Directors
and  Term  of  Office,  April  28,  1989.

     Amendment No.  7  herein:     Article III Section 2.  Classes of Directors
and  Term  of  Office,  January  25,  1990.

     Amendment No.  8  herein:     Article II Section 5.   Special Meetings,
February  25,  1992.

     Amendment No.  9  herein:     Article III Section 2.  Classes of Directors
and  Term  of  Office,  April  24,  1992.

     Amendment No.  10 herein:     Article II Section 3.   Quorum and Section
6.  Voting;  Elections;  Inspectors;  Votes  by  Ballot,  December  21,  1992.

     Amendment No.  11 herein:     Article III  Section  2. Classes  of
Directors  and  Term  of  Office,  April  23,  1993.

     Amendment No.  12 herein:     Article III  Section  2. Classes  of
Directors  and  Term  of  Office,  April  26,  1996.

     Amendment No.  13 herein:     Article III Section 1. Number, Qualifications
and  Nominations,  September  1,  1996.

     Amendment No.  14 herein:     Article III Section 2. Classes of Directors
and  Term  of  Office,  April  25,  1997

     Amendment No.  15 herein:     Article III Section 2. Classes of Directors
and  Term  of  Office,  January  22,  1998

     Amendment No.  16 herein:     Article III Section 2. Classes of Directors
and  Term  of  Office,  July  14,  1998

     Amendment No.  17 herein:     Article III Section 2. Classes of Directors
and  Term  of  Office,  April  28,  2000













     Amendment  No. 18  herein:   Article III Section 2. Classes of Directors
and  Term  of  Office,  April  27,  2001

     Amendment No. 19 herein: Various, but principally Article VI Section 4. The Chairman of the Board and (as renumbered) Section 5. The Vice Chairman of the Board (new), Section 6. The President and Section 7. Vice Presidents, August 1, 2002









