Form 10-Q
period 2002-09-30
ROWAN COMPANIES INC
filed 2002-11-14
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

The number of shares of common stock, $.125 par value, outstanding at October 31, 2002 was 93,547,203.






























                              ROWAN COMPANIES, INC.

                                      INDEX

                                                                             Page No.
                                                                             --------
PART I.     Financial Information:
Item 1.     Financial Statements:

              Consolidated Balance Sheet --
              September 30, 2002 and December 31, 2001                             2

              Consolidated Statement of Operations --
              Three and Nine Months Ended September 30, 2002 and 2001              4

              Consolidated Statement of Cash Flows --
              Nine Months Ended September 30, 2002 and 2001                        5

              Notes to Consolidated Financial Statements                           6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                              9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk            14

Item 4.     Controls and Procedures                                               14


Part II.    Other Information:

Item 1.     Legal Proceedings                                                     15

Item 6.     Exhibits and Reports on Form 8-K                                      15


SIGNATURES                                                                        15

CERTIFICATIONS                                                                    16














































                        PART  I.   FINANCIAL  INFORMATION


Item  1.  Financial  Statements
-------------------------------


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                 September 30,    December 31,
                                                      2002           2001
                                                  ------------  -------------
                 ASSETS                                   (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                       $    168,294  $     236,989
  Receivables - trade and other                        130,412        120,199
  Inventories - at cost:
    Raw materials and supplies                         118,201        121,609
    Work-in-progress                                    37,752         20,839
    Finished goods                                       2,208            741
  Prepaid expenses                                       6,637          3,188
  Deferred tax assets - net                              2,089          3,117
                                                  ------------  -------------
      Total current assets                             465,593        506,682
                                                  ------------  -------------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment                                 1,921,197      1,634,370
  Aircraft and related equipment                       263,058        255,600
  Manufacturing plant and equipment                    115,101        104,018
  Construction in progress                             179,822        327,032
  Other property and equipment                         153,994        140,706
                                                  ------------  -------------
      Total                                          2,633,172      2,461,726
  Less accumulated depreciation and amortization     1,095,164      1,042,883
                                                  ------------  -------------
      Property,  plant  and equipment - net          1,538,008      1,418,843
                                                  ------------  -------------

OTHER ASSETS AND DEFERRED CHARGES                       18,418         13,430
                                                  ------------  -------------

      TOTAL                                       $  2,022,019  $   1,938,955
                                                  ============  =============

See Notes to Consolidated Financial Statements.


                                                                               September 30,  December 31,
                                                                                   2002          2001
                                                                              ------------   ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY                                  (Unaudited)

CURRENT LIABILITIES:
  Current maturities of long-term debt                                        $     42,458  $     42,458
  Accounts payable - trade                                                          27,470        28,903
  Other current liabilities                                                         48,964       130,133
                                                                              ------------  ------------
        Total current liabilities                                                  118,892       201,494
                                                                              ------------  ------------

LONG-TERM DEBT - less current maturities                                           494,848       438,484
                                                                              ------------  ------------

OTHER LIABILITIES                                                                   61,110        62,938
                                                                              ------------  ------------

DEFERRED INCOME TAXES - net                                                        171,299       127,952
                                                                              ------------  ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value:
    Authorized 5,000,000 shares issuable in series:
      Series III Preferred Stock, authorized 10,300 shares, none outstanding
      Series A Preferred Stock, authorized 4,800 shares, none outstanding
      Series B Preferred Stock, authorized 4,800 shares, none outstanding
      Series C Preferred Stock, authorized 9,606 shares, none outstanding
      Series D Preferred Stock, authorized 9,600 shares, none outstanding
      Series E Preferred Stock, authorized 1,194 shares, none outstanding
      Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
  Common stock, $.125 par value:
    Authorized 150,000,000 shares; issued 95,237,729 shares at
    September 30, 2002 and 95,002,430 shares at December 31, 2001                   11,905        11,875
Additional paid-in capital                                                         645,693       638,303
Retained earnings                                                                  560,347       494,756
Cost of 1,704,440 and 1,435,300 treasury shares, respectively                      (29,535)      (24,307)
Accumulated other comprehensive income (loss)                                      (12,540)      (12,540)
                                                                               ------------  ------------
         Total stockholders' equity                                              1,175,870     1,108,087
                                                                               ------------  ------------

         TOTAL                                                                $  2,022,019  $  1,938,955
                                                                               ============  ============

See Notes to Consolidated Financial Statements.



                              ROWAN COMPANIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF OPERATIONS
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         For The Three Months          For The Nine Months
                                          Ended September 30,          Ended September 30,
                                      -------------------------     -----------------------
                                           2002          2001          2002          2001
                                      ------------  -----------     ---------     ---------
                                                             (Unaudited)

REVENUES:
  Drilling services                     $ 108,483    $ 117,694     $ 265,450     $ 405,419
  Manufacturing sales and services         28,754       24,490        92,340        76,531
  Aviation services                        46,916       49,141       112,666       113,283
                                      ------------  -----------     ---------     ---------
      Total                               184,153      191,325       470,456       595,233
                                      ------------  -----------     ---------     ---------

COSTS AND EXPENSES:
  Drilling services                        79,091       79,759       229,162       227,750
  Manufacturing sales and services         26,852       21,146        86,896        70,159
  Aviation services                        32,005       32,306        89,681        87,821
  Depreciation and amortization            20,330       17,276        57,332        50,203
  General and administrative                6,434        7,249        19,251        21,432
                                      ------------   ----------     ---------     ---------
      Total                               164,712      157,736       482,322       457,365
                                      ------------   ----------     ---------     ---------
INCOME (LOSS) FROM OPERATIONS              19,441       33,589       (11,866)      137,868
                                      ------------   ----------     ---------     ---------

OTHER INCOME (EXPENSE):
  Net proceeds from Gorilla V
    settlement                                                       157,125
  Interest expense                         (5,255)      (5,617)      (15,479)      (18,122)
  Less interest capitalized                   846        2,687         3,980         7,733
  Interest income                             945        1,663         3,267         7,021
  Other - net                                  48           87           433           211
                                      ------------   ----------     ---------     ---------
      Other income (expense) - net         (3,416)      (1,180)      149,326        (3,157)
                                      ------------  -----------     ---------     ---------

INCOME BEFORE INCOME TAXES                 16,025       32,409       137,460       134,711
  Provision for income taxes                5,861       11,769        48,358        48,043
                                      ------------  -----------     ---------     ---------
NET INCOME                              $  10,164    $  20,640     $  89,102     $  86,668
                                      ============  ===========     =========     =========

NET INCOME PER SHARE
  OF COMMON STOCK (Note 6):
  Basic                                 $     .11    $     .22     $     .95      $    .92
                                      ============   ===========     =========     =========
  Diluted                               $     .11    $     .22     $     .93      $    .90
                                      ============   ===========     =========     =========

See Notes to Consolidated Financial Statements.


                                     ROWAN COMPANIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (IN THOUSANDS)

                                                                                      For The Nine Months
                                                                                      Ended September 30,
                                                                                  ------------------------
                                                                                        2002        2001
                                                                                  ------------  ----------
                                                                                         (Unaudited)

CASH PROVIDED BY (USED IN):
  Operations:
    Net income                                                                     $   89,102  $   86,668
    Adjustments to reconcile net income to net cash provided by operations:
      Depreciation and amortization                                                    57,332      50,203
      Deferred income taxes                                                            44,286      38,843
      Compensation expense                                                              5,511       5,722
      Provision for pension and postretirement benefits                                 2,204     (10,053)
      Gain on disposals of property, plant and equipment                               (2,374)     (1,695)
    Changes in current assets and liabilities:
      Receivables- trade and other                                                     (6,253)      8,449
      Inventories                                                                     (20,279)    (10,108)
      Other current assets                                                             (3,406)     (3,228)
      Current liabilities                                                             (85,391)     (9,640)
    Net changes in other noncurrent assets and liabilities                               (218)     (1,269)
                                                                                  ------------  ----------
  Net cash provided by operations                                                      80,514     153,892
                                                                                  ------------  ----------

  Investing activities:
    Property, plant and equipment additions                                          (176,581)   (218,069)
    Proceeds from disposals of property, plant and equipment                            4,387       2,903
                                                                                  ------------  ----------
  Net cash used in investing activities                                              (172,194)   (215,166)
                                                                                  ------------  ----------

  Financing activities:
    Proceeds from  borrowings                                                          91,097      73,170
    Repayments of borrowings                                                          (34,733)    (28,008)
    Payment of cash dividend                                                          (23,511)
    Payments to acquire treasury stock                                                (12,056)    (18,518)
    Proceeds from stock option and convertible debenture plans                          2,188       4,143
                                                                                  ------------  ----------
  Net cash provided by financing activities                                            22,985      30,787
                                                                                  ------------  ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (68,695)    (30,487)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        236,989     192,828
                                                                                  ------------ -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   168,294  $  162,341
                                                                                  ============ ===========




SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
    Acquisition of net manufacturing assets through issuance of
    439,560 shares of treasury stock (Note 8)                                      $    7,925
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

2. We believe the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to prevent fairly Rowan's financial position as of September 30, 2002 and December 31, 2001, and the results of its operations for the three months and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001.

3. Rowan's results of operations and cash flows for the nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full year.

4. Rowan has three principal operating segments: contract drilling of oil and gas wells, both onshore and offshore ("Drilling"), helicopter and fixed-wing aircraft services ("Aviation") and the manufacture and sale of heavy equipment for the mining and transportation industries, alloy steel and steel plate and drilling products ("Manufacturing"). The following table presents certain financial information of Rowan by operating segment as of September 30, 2002 and 2001 and for the nine month periods then ended (in thousands).


           2002                            Drilling        Manufacturing      Aviation      Consolidated
      --------------------              ------------       -------------      --------     -------------
      Total assets                      $   1,612,202    $    242,573     $    167,244   $    2,022,019
      Unamortized goodwill                      1,493          10,863              -             12,356
      Revenues                                265,450          92,340          112,666          470,456
      Operating profit (loss)(1)               (3,833)            (20)          11,238            7,385

           2001                            Drilling        Manufacturing      Aviation      Consolidated
      --------------------              ------------       -------------      --------     -------------
      Total assets                      $   1,442,427    $    211,181     $    165,040   $    1,818,648
      Unamortized goodwill                      1,552           6,235              -              7,787
      Revenues                                405,419          76,531          113,283          595,233
      Operating profit (loss)(1)              143,734             623           14,943          159,300

      ---------------------------------------------------------------------
     (1) Income (loss) from operations before deducting general and administrative expenses.


     Excluded from the preceding table are the effects of transactions between segments. During the nine months ended September 30, 2002 and 2001, Rowan's manufacturing division provided approximately $82 million and $83 million, respectively, of products and services to its drilling division and Rowan's aviation division provided approximately $1.4 million and $1.1 million, respectively, of flight services to its drilling division.

5. Rowan had no items of other comprehensive income during the nine months ended September 30, 2002 and 2001.


6. Rowan's computation of basic and diluted income per share is as follows (in thousands, except per share amounts):

                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
                                                            ----------------------         --------------------
                                                               2002          2001             2002         2001
                                                            -------        ------           ------       ------
      Weighted average shares of common
        stock outstanding                                     93,724        94,282           93,836       94,349
      Dilutive securities:
        Stock options                                            602           403              705          791
        Convertible debentures                                   851           736              892          980
                                                             -------        ------           -------      -------
      Weighted average shares for diluted
        calculation                                           95,177        95,421           95,433       96,120
                                                             =======        =======          =======      =======
      Net income (loss) for basic and
        diluted calculation                                $  10,164     $  20,640        $  89,102    $  86,668
                                                             =======        =======          =======      =======
      Net income (loss) per share:
        Basic                                              $     .11     $     .22        $     .95    $     .92
                                                             =======        =======           ======      =======
        Diluted                                            $     .11     $     .22        $     .93    $     .90
                                                             =======        =======           ======      =======


7. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", generally provides that goodwill and other intangible assets with indefinite useful lives no longer be amortized to expense, but rather be assessed periodically for impairment losses. Rowan's adoption of SFAS No. 142, effective January 1, 2002, did not materially impact its financial position or results of operations. Goodwill amortization during the nine months ended September 30, 2001 was approximately $427,000, or less than $.01 per share. At September 30, 2002, Rowan had approximately $1.7 million of intangible assets subject to amortization.

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










9. On November 16, 2001, an English Court ruled in Rowan's favor and dismissed the plaintiff's claim that it had been entitled, in January 1999, to terminate its drilling contract with a Rowan subsidiary for the use of the jack-up rig Rowan Gorilla V. The Court ordered the plaintiff to pay Rowan for all unpaid day rates, damages, interest and an interim payment for legal costs, for which Rowan subsequently received $88.6 million. The matter was under appeal at December 31, 2001 and such amount, along with investment earnings, less outstanding receivables dating from contract inception, was deferred at year end. On March 14, 2002, a settlement agreement was reached among the parties and all litigation involving this matter was dropped. Pursuant to such agreement, Rowan subsequently received an additional $84.2 million. Such amounts are shown, net of final legal costs and expenses, as Other Income on the Consolidated Statement of Operations for the nine months ended September 30, 2002.


10. On October 4, 2002, we discovered substantial damage to our jack-up rig, Rowan-Houston, in the aftermath of Hurricane Lili. The rig had been jacked up in 105 feet of water in Ship Shoal Block 207, offshore Louisiana, adjacent to a production platform. On October 1, the rig was secured and evacuated for Hurricane Lili, and the hull was 63 feet above the water. On October 4, portions of the rig, including the hull, were located approximately 1,750 feet northwest of the pre-storm location. Underwater surveys have confirmed that the stern of the rig's hull is resting on the bottom of the Gulf of Mexico, with the bow elevated at approximately 30 degrees. The port side of the hull near the bow and the bow leg at the waterline were severely damaged, indicating a collision had occurred. The legs, which were severed below the hull, remain elevated at the original location. We are continuing to investigate the accident and develop a plan for wreckage removal. We believe that the loss of the rig and the costs of wreckage removal are fully insured under our prevailing coverages.





















                     ROWAN COMPANIES, INC. AND SUBSIDIARIES
                     --------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2002 Compared to
-------------------------------------------------
     Nine Months Ended September 30, 2001
     ------------------------------------

Rowan generated net income of $89.1 million in the first nine months of 2002 compared to $86.7 million in the same period of 2001. The current period included net proceeds from the settlement of the Gorilla V contract dispute, which increased net income by approximately $102 million, or $1.07 per share. Excluding the effects of the settlement, Rowan's results for the first nine months of 2002 would have been a net loss of approximately $13 million, or $.14 per share. The decrease in operating performance was caused largely by a decline in drilling day rates between periods, primarily in the Gulf of Mexico, as a result of volatile natural gas prices.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first nine months of 2002 and 2001, respectively, is reflected below (dollars in thousands):



                                   Drilling          Manufacturing         Aviation           Consolidated
                             -------------------  ------------------  -----------------   --------------------
                                2002       2001      2002      2001      2002     2001       2002       2001
                             ---------  --------  --------  --------  --------  -------   ---------  ---------
Revenues                     $265,450   $405,419   $92,340   $76,531  $112,666  $113,283   $470,456   $595,233

Percent of Consolidated
Revenues                          56%        68%       20%       13%       24%       19%       100%      100%

Operating Profit (Loss)(1)   $ (3,833)  $143,734   $  (20)   $   623  $ 11,238  $ 14,943   $ 7,385    $159,300

--------------------------------------------------------------------------------
     (1) Income (loss) from operations before deducting general and administrative expenses

As reflected above, Rowan's consolidated operating results declined by $151.9 million or 95% when comparing the first nine months of 2002 and 2001. Drilling revenues decreased by $140.0 million or 35% as our offshore fleet of 23 jack-ups and one semi-submersible was 87% utilized during the first nine months of 2002, compared to 85% in the first nine months of 2001, but suffered a 40% decrease in average day rates between periods. Rowan's fleet of 17 land rigs was 67% utilized during the first nine months of 2002, compared to 77% in the first nine months of 2001, and experienced a 26% decrease in average day rates between periods. Drilling expenses increased by $1.4 million between periods as the effects of reduced land and boat operations largely offset the impact of the addition to our offshore fleet, in February 2002, of Rowan Gorilla VII.

The $0.6 million decrease shown above in Rowan's manufacturing results between periods primarily reflects a reduced contribution from the division's equipment group which more than offset the increased contributions from the steel and drilling products groups. Manufacturing operations exclude approximately $82 million of products and services provided to the drilling division during the first nine months of 2002, most of which was attributable to construction progress on Rowan Gorilla VIII, compared to about $83 million in the same period of 2001, primarily due to Gorillas VII and VIII. The division's external backlog was approximately $19 million at September 30, 2002.




Rowan's aviation operating results in the first nine months of 2002 were impacted by higher insurance costs, which more than offset the increase in Gulf of Mexico revenues between periods that followed the average 30% rate increase implemented in April 2001. An increase in fire control revenues was largely offset by a reduction in tourism-related flying between periods.


Three Months Ended September 30, 2002 Compared to
-------------------------------------------------
     Three Months Ended September 30, 2001
     -------------------------------------

Rowan generated net income of $10.2 million in the third quarter of 2002 compared to $20.6 million in the same period of 2001. The decrease in operating performance was caused largely by a decline in drilling day rates between periods, primarily in the Gulf of Mexico, as a result of volatile natural gas prices.

A comparison of the revenues and operating profit from drilling, manufacturing, aviation and consolidated operations for the third quarters of 2002 and 2001, respectively, is reflected below (dollars in thousands):


                                   Drilling           Manufacturing          Aviation            Consolidated
                             -------------------   ------------------   -----------------   --------------------
                                2002       2001       2002      2001      2002      2001       2002       2001
                             ---------  --------   --------  --------   --------  -------   ---------  ---------
Revenues                     $108,483   $117,694   $ 28,754  $ 24,490   $ 46,916  $ 49,141   $184,153  $191,325

Percent of Consolidated
Revenues                          59%        62%        16%       13%        25%       25%       100%      100%

Operating Profit (1)         $ 14,897   $ 26,177    $     6  $  1,428   $ 10,972  $ 13,233   $ 25,875  $ 40,838

--------------------------------------------------------------------------------
     (1) Income from operations before deducting general and administrative expenses

As reflected above, Rowan's consolidated operating results declined by $15 million or 37% when comparing the third quarters of 2002 and 2001. Drilling revenues decreased by $9.2 million or 8% as our offshore fleet of 23 jack-ups and one semi-submersible was 93% utilized during the third quarter of 2002, compared to 70% in the third quarter of 2001, but suffered a 28% decrease in average day rates between periods. Rowan's fleet of 17 land rigs was 76% utilized during the third quarter of 2002, compared to 71% in the third quarter of 2001, but experienced a 39% decrease in average day rates between periods. Drilling expenses decreased by $0.7 million between periods as the effects of reduced land and boat operations more than offset the impact of the addition to our offshore fleet, in February 2002, of Rowan Gorilla VII.

Rowan's manufacturing operating results in the third quarter of 2002 primarily reflect the reduced contribution from the division's equipment group which more than offset increased contributions from the steel and drilling products groups. Manufacturing operations exclude approximately $25 million of products and services provided to the drilling division during the third quarter of 2002, most of which was attributable to construction progress on Rowan Gorilla VIII, compared to about $29 million in the same period of 2001, primarily attributable to Gorillas VII and VIII. The division's external backlog was approximately $19 million at September 30, 2002.

Rowan's aviation operating results in the third quarter of 2002 were impacted by higher insurance costs and reductions in energy and tourism-related flying that combined to more than offset an increase in fire control revenues between periods.




Expected near-term conditions in our principal drilling markets, based upon recent bid inquiries and other indications from our energy company customers, and the numbers of our rigs in each of those areas are as follows:

     AREA              RIGS              EXPECTED NEAR-TERM CONDITIONS
-----------------      ----     --------------------------------------------

Gulf of Mexico          21      Moderately improving exploration and development
                                activity, with increasing emphasis on potential deep-well natural gas reserves on the Outer
                                Continental Shelf

North Sea                1      Moderately improving jack-up drilling
                                activity, fluctuating with oil prices

Eastern Canada           1      Moderately improving demand for harsh
                                environment equipment, fluctuating with oil and natural gas prices

The preceding table reflects the loss of our Gulf of Mexico jack-up, Rowan-Houston, which, as discussed more fully below under LIQUIDITY AND CAPITAL RESOURCES, capsized and sank during Hurricane Lili.

Expected near-term conditions in our principal aviation markets and the numbers of our aircraft based in each of those markets are as follows:


    AREA            AIRCRAFT          EXPECTED NEAR-TERM CONDITIONS
-----------------  ---------      --------------------------------------------

Alaska                  65          Normal seasonal decline

Gulf  of  Mexico        48          Generally stable levels of flight
                                    support activity

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




LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet figures and ratios as of September 30, 2002 and December 31, 2001 is as follows (dollars in thousands):

                                            September 30,    December 31,
                                                2002             2001
                                             ----------       ----------

 Cash and cash equivalents                     $168,294        $236,989
 Current assets                                $465,593        $506,682
 Current liabilities                           $118,892        $201,494
 Current ratio                                     3.92            2.51
 Long-term debt                                $494,848        $438,484
 Stockholders' equity                        $1,175,870      $1,108,087
 Long-term debt/total capitalization                .30             .28


Reflected in the comparison above are the effects in the first nine months of 2002 of net cash provided by operations of $80.5 million, proceeds from borrowings of $91.1 million, capital expenditures of $176.6 million, debt repayments of $34.7 million and a cash dividend of $23.5 million. Net cash provided by operations during the period included approximately $73 million net proceeds from the settlement of the Gorilla V contract dispute, which is discussed more fully below.

Capital expenditures during the first nine months of 2002 were primarily related to the construction of Rowan Gorilla VIII and the continued upgrade of our existing offshore and land drilling fleet.

Rowan Gorilla VIII is an enhanced version of our Super Gorilla class jack-up, designated a Super Gorilla XL. Gorilla VIII will be outfitted with 708 feet of leg, 134 feet more than Gorillas V, VI or VII, and have 30% larger spud cans enabling operation in the Gulf of Mexico in water depths up to 550 feet. Gorilla VIII will also be able to operate in water depths up to 400 feet in the hostile environments offshore eastern Canada and in the North Sea. The construction of Gorilla VIII continues on schedule at Rowan's Vicksburg, Mississippi facility with delivery expected during the third quarter of 2003. We are financing up to $187 million of the cost of Gorilla VIII through an 18-year bank loan guaranteed by the U. S. Department of Transportation's Maritime Administration ("MARAD") under its Title XI Program. The notes require semiannual interest payments each January and July, with principal repayments commencing January 15, 2004, and Gorilla VIII secures the government guarantee. At September 30, 2002, we had drawn down about $122.2 million under this facility, which bore interest at floating rates averaging approximately 2.1%.

Rowan Gorilla VII, a Super Gorilla class jack-up like Gorillas V and VI featuring a combination drilling and production capability, was delivered in December 2001 and mobilized to the North Sea during the first quarter. We financed $185 million of the cost of Gorilla VII through a 12-year bank loan guaranteed by MARAD under its Title XI Program. The notes require semiannual payments each April and October and Gorilla VII secures the government guarantee. At September 30, 2002, we had fully drawn down the facility and outstanding borrowings bore interest at floating rates averaging approximately 2.1%.

Design work is virtually complete and construction efforts have begun on a new class of jack-up rig, specifically targeted for deep drilling in water depths up to 250 feet on the Outer Continental Shelf in the Gulf of Mexico. The Tarzan class rig will offer drilling capabilities similar to our Gorilla class jack-ups, enabling more efficient drilling beyond 15,000 feet, but with reduced environmental criteria (wind, wave and current). The first of four rigs, to be named Scooter Yeargain, will be constructed at Vicksburg, Mississippi with delivery expected by mid-year 2004. The three additional Tarzan class jack-ups are expected to be delivered in six- to nine-month intervals in 2005 and 2006. The aggregate cost of the four Tarzan rigs will approach $400 million. We have applied for Title XI government-guaranteed financing for up to 87.5% of the cost of the Tarzan rigs on terms and conditions similar to those in effect for Gorilla VIII. However, there can be no assurance that such financing will be obtainable.






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

Rowan estimates remaining 2002 capital expenditures will be between $50 million and $60 million, including approximately $25-35 million for Gorilla VIII and Scooter Yeargain. We may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing rigs and manufacturing facilities.

Based upon current and anticipated near-term operating levels, we believe that our operations, together with existing working capital and available financial resources, will generate sufficient cash flow to sustain planned capital expenditures and debt service requirements at least through the remainder of 2002.

On November 16, 2001, an English Court ruled in Rowan's favor and dismissed the plaintiff's claim that it had been entitled, in January 1999, to terminate its drilling contract with a Rowan subsidiary for the use of the jack-up rig Rowan Gorilla V. The Court ordered the plaintiff to pay Rowan for all unpaid day rates, damages, interest and an interim payment for legal costs, for which Rowan subsequently received $88.6 million. The matter was under appeal at December 31, 2001 and such amount, along with investment earnings, less outstanding receivables dating from contract inception, was deferred at year end. On March 14, 2002, a settlement agreement was reached among the parties and all litigation involving this matter was dropped. Pursuant to such agreement, Rowan subsequently received an additional $84.2 million. Such amounts are shown, net of final legal costs and expenses, as Other Income on the Consolidated Statement of Operations for the nine months ended September 30, 2002.

During the first nine months of 2002, we repurchased in the open market approximately 709,000 shares of our common stock, at an average price of $17.88 per share. On April 26, 2002, our Board of Directors declared a special cash dividend of $.25 per share of Common Stock that was paid on June 6, 2002 to shareholders of record on May 16, 2002.

On October 4, 2002, we discovered substantial damage to our jack-up rig, Rowan-Houston, in the aftermath of Hurricane Lili. The rig had been jacked up in 105 feet of water in Ship Shoal Block 207, offshore Louisiana, adjacent to a production platform. On October 1, the rig was secured and evacuated for Hurricane Lili, and the hull was 63 feet above the water. On October 4, portions of the rig, including the hull, were located approximately 1,750 feet northwest of the pre-storm location. Underwater surveys have confirmed that the stern of the rig's hull is resting on the bottom of the Gulf of Mexico, with the bow elevated at approximately 30 degrees. The port side of the hull near the bow and the bow leg at the waterline were severely damaged, indicating a collision had occurred. The legs, which were severed below the hull, remain elevated at the original location. We are continuing to investigate the accident and develop a plan for wreckage removal. We believe that the loss of the rig and the costs of wreckage removal are fully insured under our prevailing coverages.





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



Item 3. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is not significant and that the carrying values of its debt and other financial instruments approximate their fair values. In addition, virtually all of the Company's transactions are carried out in U. S. dollars, thus Rowan's foreign currency exposure is not material. Fluctuating commodity prices affect Rowan's future earnings only to the extent that they influence demand for the Company's products and services. Rowan does not hold or issue derivative financial instruments.


Item  4.  Controls  and  Procedures
-----------------------------------

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer, along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Exchange Act reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.






                        PART II.       OTHER INFORMATION



Item 1. Legal Proceedings

Reference is made to the fifth paragraph on page 13 within PART I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for a discussion of material developments in the Gorilla V contract dispute.


Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  No Exhibits are filed with this Form 10-Q.

     (b) No reports on Form 8-K were filed by the Registrant during the third quarter of fiscal year 2002.









                                   SIGNATURES
                                  -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ROWAN COMPANIES, INC.
                                                (Registrant)


Date:  November 14, 2002                        /s/ E. E. THIELE
                                                -------------------------------
                                                E. E. Thiele
                                                Senior Vice President- Finance,
                                                Administration and Treasurer
                                                (Chief Financial Officer)

Date:  November 14, 2002                        /s/ W. H. WELLS
                                                -------------------------------
                                                W. H. Wells
                                                Controller
                                                (Chief Accounting Officer)







                      CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                      PURSUANT TO 18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, C. R. Palmer, Chief Executive Officer of Rowan Companies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rowan Companies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this periodic report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors all material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  14,  2002                  /s/ C. R. PALMER
                                           -------------------------------
                                           C. R. Palmer
                                           Chairman and Chief Executive Officer


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                      PURSUANT TO 18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, E. E. Thiele, Chief Financial Officer of Rowan Companies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rowan Companies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this periodic report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors all material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  14,  2002                  /s/ E. E. THIELE
                                           -------------------------------
                                           E. E. Thiele
                                           Senior Vice President- Finance,
                                           Administration and Treasurer
                                           (Chief Financial Officer)



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                      PURSUANT TO 18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Rowan Companies, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. R. Palmer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:  November  14,  2002                 /s/ C. R. PALMER
                                           -------------------------------
                                           C. R. Palmer
                                           Chairman and Chief Executive Officer





                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                      PURSUANT TO 18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Rowan Companies, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, E. E. Thiele, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date:  November  14,  2002                 /s/ E. E. THIELE
                                           -------------------------------
                                           E. E. Thiele
                                           Senior Vice President- Finance,
                                           Administration and Treasurer
                                           (Chief Financial Officer)







