Form 10-Q/A
period 2002-06-30
ROWAN COMPANIES INC
filed 2002-12-17
CIK 85408

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

























                                EXPLANATORY NOTE

Effective as of August 1, 2002, the Board of Directors of Rowan Companies, Inc. (the "Company") adopted by unanimous consent, amendments to the Bylaws of the Company. The purpose of this Form 10-Q/A is to file an amended Exhibit 3.1 to correct errors in the Amendment to the Bylaws and the Bylaws previously filed as Exhibits 3a and 3b, respectively, to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. The changes appear throughout Exhibit 3.1. The purpose of the amendments to the Bylaws was: (a) to set forth new or altered powers and responsibilities of the most-senior officer positions of the Company, to include: (i) Chairman of the Board, the holder thereof to be the chief executive officer of the Company, (ii) President, the holder thereof to be the chief operating officer of the Company, and (iii) the newly-created position of Vice Chairman of the Board, the holder thereof to the chief administrative officer of the Company and (b) to alter (i) the procedure by which the Company appoints inspectors of election and (ii) the provisions relating to the nomination of candidates for election to the Company's Board of Directors. This description of the amendments to the Company's Bylaws amends the description included in Exhibit 3a to the Company's Form 10-Q for the quarter ended June 30, 2002, and is qualified by reference to the Bylaws, as amended, of the Company, effective as of August 1, 2002, attached hereto as Exhibit 3.1.


                           PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K
--------     --------------------------------

     (a)  The following is a list of Exhibits filed with this Form 10-Q/A:

          3.1  Bylaws of the Company, as Amended, as of August 1, 2002

     (b) No reports on Form 8-K were filed by the Registrant during the second quarter of fiscal year 2002.


                                   SIGNATURES
                                  -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ROWAN COMPANIES, INC.
                                                (Registrant)


Date:  December 17, 2002                        /s/ E. E. THIELE
                                                -------------------------------
                                                E. E. Thiele
                                                Senior Vice President- Finance,
                                                Administration and Treasurer
                                                (Chief Financial Officer)

Date:  December 17, 2002                        /s/ W. H. WELLS
                                                -------------------------------
                                                W. H. Wells
                                                Controller
                                                (Chief Accounting Officer)




















                                        2

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                      PURSUANT TO 18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, C. R. Palmer, Chief Executive Officer of Rowan Companies, Inc., certify that:

1. I have reviewed this Amendment on Form 10-Q/A to the quarterly report on Form 10-Q of Rowan Companies, Inc. for the period ended June 30, 2002;

2. Based on my knowledge, this Amendment to the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.


Date: December 17, 2002                   /s/ C. R. Palmer
                                          -------------------------------------
                                          C. R. Palmer
                                          Chairman and Chief Executive Officer






                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                      PURSUANT TO 18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, E. E. Thiele, Chief Financial Officer of Rowan Companies, Inc., certify that:

1. I have reviewed this Amendment on Form 10-Q/A to the quarterly report on Form 10-Q of Rowan Companies, Inc. for the period ended June 30, 2002;

2. Based on my knowledge, this Amendment to the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.



Date: December 17, 2002                   /s/ E. E. Thiele
                                          --------------------------------
                                          Senior Vice President - Finance,
                                          Administration and Treasurer
                                          (Chief Financial Officer)



























                                        3

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                      PURSUANT TO 18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with this Amendment on Form 10-Q/A to the Quarterly Report of Rowan Companies, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. R. Palmer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date: December 17, 2002                   /s/ C. R. Palmer
                                          -------------------------------------
                                          C. R. Palmer
                                          Chairman and Chief Executive Officer






                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                      PURSUANT TO 18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with this Amendment on Form 10-Q/A to the Quarterly Report of Rowan Companies, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, E. E. Thiele, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.



Date: December 17, 2002                   /s/ E. E. Thiele
                                          --------------------------------
                                          Senior Vice President - Finance,
                                          Administration and Treasurer
                                          (Chief Financial Officer)




















                                        4

                                                              EXHIBIT  3.1




                                     BYLAWS

                                   AS AMENDED







                              ROWAN COMPANIES, INC.

                             A DELAWARE CORPORATION















                                 EFFECTIVE AS OF

                                 AUGUST 1, 2002

                                   B Y L A W S

                                    I N D E X

                                                                          Page
                                                                          ----

ARTICLE     I           OFFICES

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

                                                                          Page
                                                                          ----
ARTICLE     V           COMMITTEES

     Section     1.     Executive  Committee  and  Other  Committees        10
     Section     2.     Procedure;  Meetings;  Quorum                       10

ARTICLE    VI           OFFICERS

     Section     1.     Number,  Titles,  and  Term  of  Office             11
     Section     2.     Salaries                                            11
     Section     3.     Removal  of  Officers                               11
     Section     4.     The  Chairman  of  the  Board                       11
     Section     5.     The  President                                      11
     Section     6.     The  Vice  Chairman  of  the  Board                 12
     Section     7.     Vice  Presidents                                    12
     Section     8.     Treasurer                                           12
     Section     9.     Assistant  Treasurer                                12
     Section     10.    Secretary                                           12
     Section     11.    Assistant  Secretaries                              13

ARTICLE    VII          INDEMNIFICATION  OF  DIRECTORS,  OFFICERS
                        EMPLOYEES  AND  AGENTS

     Section     1.     Right  to  Indemnification                          13
     Section     2.     Indemnification  of  Employees  and  Agents         14
     Section     3.     Right  of  Claimant  to  Bring  Suit                14
     Section     4.     Nonexclusivity  of  Rights                          14
     Section     5.     Insurance                                           14
     Section     6.     Savings  Clause                                     14
     Section     7.     Definitions                                         14

ARTICLE    VIII         CAPITAL  STOCK

     Section     1.     Certificates  of  Stock                             15
     Section     2.     Transfer  of  Shares                                15
     Section     3.     Ownership  of  Shares                               15
     Section     4.     Record  Date                                        15
     Section     5.     Regulations  Regarding  Certificates                16
     Section     6.     Dividends                                           16
     Section     7.     Lost  or  Destroyed  Certificates                   16

ARTICLE     IX          MISCELLANEOUS  PROVISIONS

     Section     1.     Fiscal  Year                                        16
     Section     2.     Seal                                                16
     Section     3.     Notice  and  Waiver  of  Notice                     16
     Section     4.     Resignations                                        16

ARTICLE      X          AMENDMENTS                                          17

                                     BYLAWS

                                       OF

                              ROWAN COMPANIES, INC.

                                   AS AMENDED

                                    Article I

                                     Offices
                                     -------

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

                            Meetings of Stockholders
                            ------------------------

     Section 1. Place of Meetings. All meetings of the stockholders shall be held in the City of Houston at the principal offices of the Corporation or at such other places as may be designated by the Board of Directors or Executive Committee and shall be specified or fixed in the notices or waivers of notices thereof.

     Section 2. Notice of Meetings. Written or printed notice stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten
(10) nor more than sixty (60) days before the date of the meeting, either personally or by mail, by or at the direction of the Chairman of the Board, the President, the Vice Chairman of the Board, the Secretary, or the officer or person calling the meeting, to each stockholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the stockholder at his address as it appears on the records of the Corporation, with postage thereon prepaid.

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

     Section 5. Special Meetings. In addition to any condition that may be provided for in the Certificate of Incorporation, special meetings of the stockholders for any purpose or purposes may be called at any time in the interval between annual meetings by the Chairman of the Board, the President, the Vice Chairman of the Board, the Board of Directors, or the Executive Committee. Special meetings of the Stockholders may not be called by any other person or persons.

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

     Prior to any meeting of stockholders, the Board of Directors of the Corporation may appoint one or more inspectors of election to act at such meeting. In the event of the failure of the Board of Directors to make such appointment or if any inspector of election shall for any reason fail to attend and to act at such meeting, the chairman of the meeting shall appoint one or more inspectors of election who shall subscribe an oath or affirmation to execute faithfully the duties of inspectors at such election with strict impartiality and according to the best of their ability shall canvass the votes and make and sign a certificate of the results thereof. The inspectors of election may appoint or retain other persons or entities to assist them in the performance of their duties. No candidate for the office of director shall be appointed as such inspector.

     As provided in the Certificate of Incorporation of the Corporation, all elections of directors shall be viva voce unless one or more stockholders present at the meeting at which directors are elected shall request in writing that such election be by ballot. The chairman of the meeting may cause a vote by ballot to be taken upon any matter, and such vote by ballot shall be taken upon the request of the holders of 10% of the stock present and entitled to vote on such other matter.

     Section 7. Conduct of Stockholders' Meetings. The meetings of the stockholders shall be presided over by the Chairman of the Board, or if he is not present, by the President or the Vice Chairman of the Board, as designated by the Board of Directors, or if none of such officers is present, by a Vice President designated by the Board of Directors, or if none of such officers is present, by another chairman designated by the Board of Directors. The Secretary of the Corporation, if present, shall act as secretary of such meetings, or if he is not present, an Assistant Secretary shall so act; if neither the Secretary nor an Assistant Secretary is present, then a secretary shall be appointed by the chairman of the meeting.

     The chairman of any meeting of stockholders shall determine the order of business and the procedures at the meeting, including such regulation of the manner of voting which is not otherwise prescribed by law, the Certificate of Incorporation or these Bylaws.

     Section 8. Validity of Proxies; Ballots, etc. At every meeting of the stockholders, all proxies shall be received and taken charge of, and all ballots shall be received and canvassed by, the inspector(s) of election who shall decide all questions touching the qualification of voters, the validity of the proxies, and the acceptance or rejection of votes.

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

                                   Article III

                               Board of Directors
                               ------------------

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

     Nominations of candidates for election as directors of the Corporation at any meeting of stockholders of the Corporation may be made by or at the direction of the Board of Directors (or any duly authorized committee thereof) or by any stockholder entitled to vote at such meeting who complies with the provisions of this paragraph. Not less than 60 days prior to the date of the anniversary of the annual meeting held in the prior year, in the case of an annual meeting, or, in the case of a special meeting called by the Chairman of the Board, the President, the Vice Chairman of the Board, the Board of Directors or the Executive Committee for the purpose of electing directors, not more than 10 days following the earlier of the date of notice of such special meeting or the date on which a public announcement of such meeting is made, any stockholder who intends to make a nomination at the meeting shall deliver written notice to the Secretary of the Corporation setting forth (i) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (ii) a representation that the stockholder (A) is a holder of record of stock of the Corporation specified in such notice, (B) is or will be entitled to vote at such meeting, and (C) intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; and (iii) such other information concerning each such nominee as would be required under the rules of the Securities and Exchange Commission in a proxy statement soliciting proxies for the election of such nominee and in a Schedule 14A (or other comparable required filing then in effect) under the Securities Exchange Act of 1934. In the event that a person is validly designated as a proposed nominee in accordance with this paragraph (including a bona fide statement that the nominee is willing to be nominated) and shall thereafter become unable or unwilling to stand for election to the Board of Directors, the stockholder who made such designation may designate promptly in the manner set forth above a substitute proposed nominee, notwithstanding the minimum time period set forth in this paragraph. No person may be elected as a director at a meeting of stockholders unless nominated in accordance with this paragraph, and any purported nomination or purported election not made in accordance with the procedures as set forth in this paragraph shall be void. In addition to any other requirements relating to amendments to these Bylaws, no proposal by any stockholder to repeal or amend this paragraph shall be brought before any meeting of the stockholders of the Corporation unless written notice is given of
(i) such proposed repeal or the substance of such proposed amendment; (ii) the name and address of the stockholder who intends to propose such repeal or amendment, and (iii) a representation that the stockholder is a holder of record of stock of the Corporation specified in such notice, is or will be entitled to vote at such meeting and intends to appear in person or by proxy at such meeting to make the proposal. Such notice shall be given in the manner and at the time specified above in this paragraph. Any proposal to repeal or amend or any such purported repeal or purported amendment of this paragraph not made or adopted in accordance with the procedures set forth in this paragraph shall be void.

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


                                   Article IV

                       Meetings of the Board of Directors
                       ----------------------------------

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

     Section 5. Special Meetings. Special meetings of the Board of Directors shall be held whenever called by the Chairman of the Board, the President, the Vice Chairman of the Board, or by a majority of the directors in office at the time. Each such special meeting shall be held at such time and place as shall be designated by the officer or directors calling such meeting.

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

     Section 8. Order of Business. At meetings of the Board of Directors, business shall be transacted in such order as from time to time the Board of Directors may determine and the Chairman of the Board shall preside. In the absence of the Chairman of the Board, the President or the Vice Chairman of the Board shall preside, as designated by the Board of Directors; and in the absence of the Chairman of the Board, the President and the Vice Chairman of the Board, a chairman shall be designated by the Board of Directors from among the directors present. The Secretary of the Corporation shall act as secretary of the meetings of the Board of Directors, but in the absence of the Secretary, the presiding chairman may appoint an Assistant Secretary or any other person to act as secretary of the meeting.

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

                                   Committees
                                   ----------

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



                                   Article VI

                                    Officers
                                    --------

     Section 1. Number, Titles and Term of Office. The officers of the Corporation shall be a Chairman of the Board, a President, a Vice Chairman of the Board, one or more Vice Presidents, a Secretary, a Treasurer, and such other officers as the Board of Directors may from time to time elect or appoint. Each officer shall hold office until his successor shall have been duly elected and qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided. Any two offices may be held by the same person. None of the officers need be a director, except that the Chairman of the Board, the President and the Vice Chairman of the Board shall be directors.

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

     Section 5. The President. The President shall be the chief operating officer of the Corporation and, subject to the Board of Directors, he shall manage the properties and operations of the Corporation in the ordinary course of its business with all such powers with respect to the management of such properties and operations as may be reasonably incident to such responsibilities; in the absence of the Chairman of the Board, he may agree upon and execute all division and transfer orders, bonds, agreements, contracts and other obligations in the name of the Corporation; and he shall have such other powers and duties as designated in these Bylaws and as from time to time may be assigned to him by the Board of Directors. In addition, if designated by the Board of Directors, he shall preside at meetings of stockholders and directors in the absence of the Chairman of the Board. He shall exercise the powers of the Chairman of the Board during his absence, refusal or inability to act. Any action taken by the

President in the performance of the duties of the Chairman of the Board shall be conclusive evidence of the absence, refusal or inability of the Chairman of the Board to act at the time such action was taken.

     Section 6. The Vice Chairman of the Board. The Vice Chairman of the Board shall be the chief administrative officer of the Corporation with all such powers with respect to the administration of the Corporation as may be reasonably incident to such responsibilities; in the absence of the Chairman of the Board and the President, he may agree upon and execute all division and transfer orders, bonds, agreements, contracts and other obligations in the name of the Corporation; and he shall have such other powers and duties as designated in these Bylaws and as from time to time may be assigned to him by the Board of Directors. In addition, if designated by the Board of Directors, he shall preside at meetings of stockholders and directors in the absence of the Chairman of the Board. He shall exercise the powers of the Chairman of the Board and the President during their absence, refusal or inability to act. Any action taken by the Vice Chairman of the Board in the performance of the duties of the Chairman of the Board and the President shall be conclusive evidence of the absence, refusal or inability of the Chairman of the Board and the President to act at the time such action was taken.

     Section 7. Vice Presidents. Each Vice President shall have such powers and duties as may be assigned to him by the Board of Directors and shall exercise the powers of the Chairman of the Board, the President and the Vice Chairman of the Board during their absence, refusal or inability to act. Any action taken by a Vice President in the performance of the duties of the Chairman of the Board, the President and the Vice Chairman of the Board shall be conclusive evidence of the absence, refusal or inability of the Chairman of the Board, the President and the Vice Chairman of the Board to act at the time such action was taken.

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

     Section 10. Secretary. The Secretary shall keep the minutes of all meetings of the Board of Directors and the minutes of all meetings of the stockholders, in books provided for that purpose; he shall attend to the giving and serving of all notices; he may sign with the Chairman of the Board, the President, the Vice Chairman of the Board or a Vice President in the name of the Corporation all contracts of the Corporation and affix the seal of the Corporation thereto; he may affix and attest the seal of the Corporation to such instruments and documents as may be properly executed by the Corporation; and he shall have charge of the certificate books, transfer books and stock ledgers, and such other books and papers as the Board of Directors may direct, all of which shall at all reasonable times be open to the inspection of any director upon application at the office of the Corporation during ordinary business hours, and he shall in general perform all duties incident to the office of Secretary subject to the control of the Board of Directors.

     Section 11. Assistant Secretaries. Each Assistant Secretary shall have the usual powers and duties pertaining to his office, together with such other powers and duties as may be assigned to him by the Board of Directors or the Secretary. The Assistant Secretaries shall exercise the powers of the Secretary during the officer's absence, refusal or inability to act.


                                   Article VII

                          Indemnification of Directors,
                         Officers, Employees and Agents
                         ------------------------------

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


                                  Article VIII

                                  Capital Stock
                                  -------------

     Section 1. Certificates of Stock. The certificates for shares of the capital stock of the Corporation shall be in such form, not inconsistent with statutory provisions and the Certificate of Incorporation, as shall be approved by the Board of Directors. The President or a Vice President shall cause to be issued to each stockholder one or more certificates under the seal of the Corporation and signed by the President or Vice President and the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer certifying the number of shares (and, if the stock of the Corporation shall be divided into classes or series, the class and series of such shares) owned by such stockholder in the Corporation; provided, however, that any or all of the signatures on the certificate may be facsimile. The stock record books and the blank stock certificate books shall be kept by the Secretary, or at the office of such transfer agent or transfer agents as the Board of Directors or the Executive Committee may from time to time by resolution determine. In case any officer, transfer agent or registrar who shall have signed or whose facsimile signature or signatures shall have been used on, any such certificate or certificates shall cease to be such officer, transfer agent or registrar, whether because of death, resignation or otherwise, before such certificate or certificates shall have been issued by the Corporation, such certificate or certificates may nevertheless be issued and delivered by the Corporation as though the officer, transfer agent or registrar who signed such certificate or certificates or whose facsimile signature or signatures shall have been used thereon had not ceased to be such officer, transfer agent or registrar.

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


                                   Article IX

                            Miscellaneous Provisions
                            ------------------------

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

     Section 4. Resignations. Any director or officer may resign at any time. Such resignations shall be made in writing and shall take effect at the time specified therein, or, if no time be specified, at the time of its receipt by the Chairman of the Board, the President, the Vice Chairman of the Board or Secretary. The acceptance of a resignation shall not be necessary to make it effective, unless expressly so provided in the resignation.

                                    Article X

                                   Amendments
                                   ----------

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