Form 10-K
period 2002-12-31
ROWAN COMPANIES INC
filed 2003-03-27
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____ TO ____

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

          Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
     Title of each class                       on which registered
-------------------------------            -----------------------------------
Common Stock, $.125 Par Value              New York Stock Exchange
                                           Pacific Exchange - Stock & Options

Preferred Stock Purchase Rights            New York Stock Exchange
                                           Pacific Exchange - Stock & Options

     Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___ .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _X_ No ___ .

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2 billion as of June 28, 2002, based upon the closing price of the registrant's Common Stock on the New York Stock Exchange Composite Tape on such date of $21.45 per share.

     The number of shares of Common Stock, $.125 par value, outstanding at February 28, 2003 was 93,617,175.

                        DOCUMENTS INCORPORATED BY REFERENCE

             Document                              Part of Form 10-K
             --------                              -----------------
Annual Report to Stockholders for
fiscal year ended December 31, 2002                Parts I, II and IV

Proxy Statement for the 2003 Annual
Meeting of Stockholders                            Part III

                               TABLE OF CONTENTS

PART I                                                                      Page

     Item 1.   Business ....................................................   1
        Drilling Operations.................................................   1
           Offshore Operations .............................................   1
           Onshore Operations ..............................................   3
           Contracts .......................................................   3
           Competition .....................................................   4
           Regulations and Hazards .........................................   5
        Manufacturing Operations............................................   6
           Raw Materials....................................................   7
           Competition......................................................   8
           Regulations and Hazards..........................................   8
        Aviation Operations ................................................   9
           Contracts .......................................................  10
           Competition .....................................................  11
           Regulations and Hazards .........................................  11
        Employees ..........................................................  11
        Risk Factors .......................................................  11

     Item 2.   Properties ..................................................  14
        Drilling Rigs ......................................................  14
        Manufacturing Facilities............................................  16
        Aircraft ...........................................................  17

     Item 3.   Legal Proceedings ...........................................  18

     Item 4.   Submission of Matters to a Vote of Security Holders .........  18

     Additional Item.  Executive Officers of the Registrant ................  18

PART II

     Item 5.   Market for Registrant's Common Stock and Related
                 Stockholder Matters .......................................  19

     Item 6.   Selected Financial Data .....................................  20

     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .......................  20

     Item 7A.  Quantitative and Qualitative Disclosures about Market Risks..  20

     Item 8.   Financial Statements and Supplementary Data .................  20

     Item 9.   Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure .......................  20

PART III

     Item 10.  Directors and Executive Officers of the Registrant ..........  20

     Item 11.  Executive Compensation ......................................  21

     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management ............................................  21

     Item 13.  Certain Relationships and Related Transactions ..............  21

     Item 14.  Controls and Procedures .....................................  21

PART IV

     Item 15.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K .......................................  22

                                     PART I


ITEM 1.  BUSINESS
-----------------

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our internet website at http://www.rowancompanies.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Information regarding each of Rowan's industry segments, including revenues, operating profit (loss), assets and foreign-source revenues for 2002, 2001 and 2000 is incorporated herein by reference from Footnote 10 of the Notes to Consolidated Financial Statements on pages 36 and 37 of Rowan's 2002 Annual Report to Stockholders ("Annual Report"), incorporated portions of which are filed as Exhibit 13 hereto.

During 2002, 13% of Rowan's consolidated revenues were derived from El Paso Corporation, primarily from drilling services. In 2001, 14% of Rowan's consolidated revenues were derived from Anadarko Petroleum Corporation, primarily from drilling services. In 2000, 11% of Rowan's consolidated revenues were derived from The Coastal Corporation, primarily from drilling services.


DRILLING OPERATIONS

Rowan provides contract drilling services utilizing a fleet of 22 self-elevating mobile offshore drilling platforms ("jack-up rigs"), one mobile offshore floating platform ("semi-submersible rig") and 18 land drilling rigs. Rowan's drilling operations are conducted primarily in the Gulf of Mexico, the North Sea, offshore eastern Canada and in Texas and Louisiana. In 2002, drilling operations incurred an operating loss (loss from operations before deducting general and administrative expenses) of $2.4 million.

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

Rowan's cantilever jack-ups can extend a portion of the sub-structure containing the drawworks, derrick and related equipment over fixed production platforms so that development or workover operations on the platforms can be carried out with a minimum of interruption to production. In 1989, Rowan acquired and developed a "skid base" technology, whereby the rig floor drilling equipment on a conventional jack-up rig can be "skidded" out over the top of a fixed platform. Thus, conventional jack-up rigs can be used on certain drilling assignments that previously required a cantilever jack-up or platform rig.
At March 27, 2003, Rowan's offshore drilling fleet included the following:

     o 15 cantilever jack-up rigs, featuring three harsh environment "Gorilla class" rigs and three enhanced "Super Gorilla class" rigs
     o seven conventional jack-up rigs, including five rigs with skid base capability
     o    one semi-submersible rig

The fleet declined to 23 units following the loss in October 2002 of the Rowan-Houston during Hurricane Lili. The Company operates two of the cantilever jack-up rigs under operating leases expiring in 2008.

Rowan's Gorilla class rigs, Gorillas II, III and IV, are a heavier-duty class of jack-up rig, intended to drill up to 30,000 feet in water depths up to 328 feet in extreme hostile environments (winds up to 100 miles per hour and seas up to 90 feet) such as in the North Sea and offshore eastern Canada.

During the fourth quarter of 1998, Rowan completed construction of its first Super Gorilla class rig, Rowan Gorilla V. Construction of Rowan Gorilla VI was completed during June 2000, and Rowan Gorilla VII was delivered during December 2001. Gorillas V, VI and VII are enhanced versions of Rowan's Gorilla class rigs, featuring a combination drilling and production capability. They can operate year-round in 400 feet of water south of the 61st parallel in the North Sea, within the worst-case combination of 100-year storm criteria for waves, wave periods, winds and currents. Rowan financed $153.1 million of the cost of Gorilla V, $171.0 million of the cost of Gorilla VI and $185.4 million of the cost of Gorilla VII through bank loans guaranteed by the U.S. Department of Transportation's Maritime Administration under its Title XI Program.

To date, Rowan has assembled a significant portion of the Bob Palmer (formerly Gorilla VIII), an enhanced version of the Super Gorilla class jack-up designated as Super Gorilla XL. The Bob Palmer will be outfitted with 708 feet of leg, 134 feet more than Gorillas V, VI or VII, and have 30% larger spud cans, enabling operation in the Gulf of Mexico in water depths up to 550 feet. The Bob Palmer will also be able to operate in water depths up to 400 feet in the hostile environments offshore eastern Canada and in the North Sea. The Bob Palmer is being constructed at Vicksburg, Mississippi with delivery expected during the third quarter of 2003. Rowan obtained Title XI bank financing for up to $187.3 million of the cost of the Bob Palmer in May 2001, under terms and conditions similar to those in effect for Gorilla VII.

In July 2001, Rowan's Board of Directors approved the development, design and construction of a new class of jack-up rig, specifically targeted for deep drilling in water depths up to 250 feet on the outer continental shelf in the Gulf of Mexico. The Tarzan class rig will offer drilling capabilities similar to our Gorilla class jack-ups, enabling more efficient drilling beyond 15,000 feet, but with reduced environmental criteria (wind, wave and current) and at about one-third of the construction cost. The first of as many as four new Tarzan rigs, named the Scooter Yeargain, is under construction at Vicksburg, Mississippi, with delivery expected during mid-year 2004. Rowan recently received a commitment for Title XI bank financing for up to 87.5% of the cost of the first two Tarzan rigs, under terms and conditions similar to those in effect for the Bob Palmer, and intends to apply for Title XI financing for Tarzans III and IV.

This fleet expansion program began in 1995 and represents Rowan's first new construction since the mid-1980s. Since that time, Rowan's capital expenditures have been primarily for enhancements to existing drilling rigs and manufacturing facilities and for the purchase of aircraft. Of Rowan's 16 remaining jack-up rigs, six cantilever rigs and one conventional rig have been modified to provide a degree of hostile environment operating capability, and seven cantilever rigs and three conventional rigs are equipped to operate in water depths up to 350 feet.

Rowan takes advantage of lulls in drilling activity to perform needed maintenance and make certain enhancements to its drilling fleet. During 1998 and 1999, the Company completed the following enhancements: upgrading solids control mud systems on all nine of the Company's class 116-C jack-up rigs; adding one to two engines to six of the class 116-C rigs, each such rig now being equipped with six engines; installing new generation top-drives on four of the class 116-C rigs and one of the Gorilla class rigs; upgrading the electrical systems on one of the class 84 rigs; adding leg length to three of the class 116-C rigs and reconditioning the subsea equipment on the semi-submersible rig.

For a further discussion of Rowan's availability of funds in 2003 to sustain operations, debt service and planned capital expenditures, including those related to construction of the Bob Palmer and the Scooter Yeargain, see "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 21 of the Annual Report, which information is incorporated herein by reference. Also, see
ITEM 2. PROPERTIES beginning on page 14 of this Form 10-K for additional information with respect to the capabilities and operating status of the Company's rigs.

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

Onshore Operations
------------------

Rowan has drilling equipment, personnel and camps available on a contract basis for exploration and development of onshore areas. Rowan currently owns 18 deep-well land rigs located as follows: nine in Texas and nine in Louisiana. The fleet features four newly constructed rigs and seven rigs that have been substantially rebuilt over the past three years, including four rigs relocated from Alaska during the period.

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

Rowan's drilling contracts are either "well-to-well", "multiple well" or for a fixed term generally ranging from one to twelve months. Well-to-well contracts are cancelable by either party upon completion of drilling at any one site, and fixed-term contracts usually provide for termination by either party if drilling operations are suspended for extended periods by events of force majeure. While most fixed-term contracts are for relatively short periods, some fixed-term and well-to-well contracts continue for a longer period than the original term or for a specific series of wells. Many offshore contracts contain renewal or extension provisions exercisable at the option of the customer at prices agreeable to the Company and most require additional payments for mobilization and demobilization costs. Rowan's contracts for work in foreign countries generally provide for payment in United States dollars except for minimal amounts required to meet local expenses, such as payroll.

Rowan believes that the contract status of its onshore and offshore rigs is more informative than backlog calculations, and that backlog information is neither calculable nor meaningful given the cancellation options contained in, and the short duration of, fixed-term contracts and the indeterminable duration of well-to-well and multiple well contracts. See ITEM 2. PROPERTIES beginning on page 14 of this Form 10-K for the contract status of the Company's rigs as of March 27, 2003.

Competition
-----------

The contract drilling industry is highly competitive and involves many factors, including price, equipment capability, operating and safety performance and reputation. Rowan believes that it competes favorably with respect to all of these factors.

Rowan competes with more than 20 offshore drilling contractors with more than 500 available mobile rigs and approximately 20 domestic drilling contractors with more than 200 available deep-well land rigs. Based upon the number of rigs as tabulated by ODS-Petrodata, Rowan is the seventh largest offshore drilling contractor in the world and the sixth largest jack-up rig operator. Some of the Company's competitors have greater financial and other resources and may be more able to make technological improvements to existing equipment or replace equipment that becomes obsolete.

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

The offshore markets in which the Company competes are characterized by their economic viability and political stability. At March 27, 2003, Rowan had 20 jack-ups and its semi-submersible located in the Gulf of Mexico, one jack-up located offshore eastern Canada and one jack-up located in the North Sea. Based upon the number of rigs as tabulated by ODS-Petrodata, Rowan is the fourth largest offshore drilling contractor in the Gulf of Mexico and the third largest jack-up rig operator in the area. Relocation of equipment from one geographic location to another is dependent upon changing market dynamics, with moves occurring only when the likelihood of higher returns makes such action economical. During 1999 and 2000, the Company relocated its six rigs from the North Sea to the Gulf of Mexico (five rigs) and offshore eastern Canada (one rig) and two rigs from offshore eastern Canada to the Gulf of Mexico to pursue more favorable market conditions. Gorilla VII was relocated from the Gulf of Mexico to the North Sea in January 2002.

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 21 of Rowan's 2002 Annual Report, the information under which caption is incorporated herein by reference, for a discussion of current industry conditions and their impact on operations.

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

Rowan believes that it is adequately insured for physical damage to its rigs, and for marine liabilities, worker's compensation, maritime employers liability, automobile liability and for various other types of exposures customarily encountered in the Company's operations. Certain of Rowan's liability insurance policies specifically exclude coverage for fines, penalties and punitive or exemplary damages. Rowan anticipates that its present insurance coverage will be maintained, but no assurance can be given that insurance coverage will continue to be available at rates considered reasonable, that self-insured amounts or deductibles will not increase or that certain types of coverage will be available at any cost.

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


MANUFACTURING OPERATIONS

In 1994, LeTourneau, Inc. ("LeTourneau"), a wholly owned subsidiary of the Company, acquired the net assets of Marathon LeTourneau Company, headquartered in Longview, Texas. LeTourneau operates a mini-steel mill that recycles scrap and produces steel plate; a manufacturing facility that produces heavy equipment such as front-end loaders with up to an 80-ton capacity; and a drilling products group that has designed or built about one-third of all mobile offshore jack-up drilling rigs, including all 22 operated by Rowan. In 2002, the manufacturing division generated an operating profit of $0.8 million. External manufacturing backlog for all product lines was approximately $24 million at February 28, 2003, all of which is expected to be realized in 2003, compared with $29 million at February 28, 2002, all of which was realized during 2002.

The mining equipment product line features front-end loaders with bucket capacities of 17, 22, 28, 33 and 53 cubic yards. LeTourneau's loaders are generally used in coal, gold, copper, diamond and iron ore mines and utilize LeTourneau's diesel electric-drive system with solid-state controls. This system allows large, mobile equipment to stop, start and reverse without gear shifting and high maintenance braking. LeTourneau loaders can load rear-dump trucks in the 85-ton to 400-ton range. LeTourneau's mining equipment and parts are distributed through a worldwide network of independent distributors and its own distribution network serving the western United States and Australia.

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

LeTourneau also sells parts and components to repair and maintain mining, timber and transportation equipment. Equipment parts are marketed through two independent dealers and its own dealer in the United States with 16 parts-stocking locations, one dealer in Canada with 21 parts-stocking locations, and 30 independent international dealers and its own Australian dealer with 45 parts-stocking locations.

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

LeTourneau's Vicksburg, Mississippi shipyard was reactivated during 1995-1996 following Rowan's announcement of the planned construction of Rowan Gorilla V and is dedicated to providing equipment, spare parts and engineering support to the offshore drilling industry. The yard currently employs about 775 people, most of whom have been hired since 1995. Some rig component manufacturing and rig repair services, as well as design engineering, continue to be performed at the Longview, Texas facility.

As noted previously, the drilling products group completed Rowan Gorilla V in late 1998 and Rowan Gorilla VI in June 2000, delivered Rowan Gorilla VII during December 2001 and is currently constructing for the Company a Super Gorilla XL class jack-up rig and the first of as many as four Tarzan class jack-up rigs. The drilling products group also completed two Super 116-C class jack-up rig kits for others in 1998.

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

During January 2002, the Company completed the purchase of certain assets of Oilfield-Electric-Marine, Inc. and Industrial Logic Systems, Inc. (OEM), issuing from treasury 439,560 shares of Rowan common stock valued at approximately $8 million. OEM manufactures variable speed AC motors and variable frequency drive systems, DC motors and drive systems, and consoles for marine boats and lay barges, the oil and gas drilling industry, and the mining and dredging industries. Additionally, OEM manufactures medium voltage switchgear from 5KV through 38KV for the industrial and petrochemical markets.

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

Since 1955, when the first LeTourneau unit was delivered, LeTourneau has been recognized as a leading designer and builder of "jack-up" drilling rigs. Currently, there are eight jack-ups under construction worldwide, two of which are LeTourneau rigs. At present, LeTourneau has a limited number of competitors in the rig construction and support industry. However, there are numerous shipyard facilities with the capability for jack-up construction.

LeTourneau's two principal competitors in the mud pump business have a combined market share approaching 90%.

Historically, LeTourneau's customer base has been diverse, such that none of its product lines have been dependent upon any one customer or small group of customers.

Regulations and Hazards
-----------------------

LeTourneau's manufacturing operations and facilities are subject to regulation by a variety of local, state and federal agencies which regulate safety and the discharge of materials into the environment, including the Environmental

Protection Agency (EPA), the Texas Commission on Environmental Quality (TCEQ) and the Mississippi Department of Environmental Quality. LeTourneau's manufacturing facilities are also subject to the requirements of OSHA and comparable state statutes.

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

LeTourneau may be liable for damages resulting from pollution of air, land and inland waters associated with its manufacturing operations. LeTourneau believes that compliance with environmental protection laws and regulations will have no material effect on its capital expenditures, earnings or competitive position during 2003. Further regulations may reasonably be anticipated, but any effects thereof on the Company's manufacturing operations cannot be accurately predicted.

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


AVIATION OPERATIONS

Rowan's wholly-owned subsidiary, Era Aviation, Inc. ("Era"), provides contract and charter helicopter and fixed-wing aviation services principally in Alaska, the coastal areas of Louisiana and Texas, and the western United States, with its fleet consisting on March 27, 2003 of 88 helicopters and 19 fixed-wing aircraft. In 2002, the aviation division generated an operating profit of $13.8 million.

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

Based on the number of helicopters operating, Era is the largest helicopter operator in Alaska. It provides charter services from bases at Anchorage, Deadhorse (on the North Slope), Juneau, Kenai and Valdez. Era's charter and contract services are provided throughout Alaska with particular emphasis in the oil, mining and high-density tourist regions within the state. During 2002, the Alaska helicopter operations contributed approximately 25% of the Company's aviation revenues.

Helicopters are usually operated on a seasonal basis in Alaska because of the prevalent climatic conditions. The peak utilization period in Alaska is May through September, with the winter months comprising the least active period. The seasonal nature of the Alaska business has been offset in prior years by establishing a helicopter operation in the Gulf of Mexico area and by moving helicopters on a limited basis to the west and northwest regions of the United States and various overseas locations.

Since 1983, Era has operated a scheduled regional airline service in Alaska encompassing the transportation of passengers, mail and cargo. Era currently serves Valdez, Kenai, Homer, Kodiak and Cordova. In addition, it services 17 remote villages from its hub in Bethel, Alaska. Era operates under a code sharing agreement with Alaska Airlines, which is the largest carrier of passengers from the contiguous United States to Alaska. Era's regional airline is the largest airline operation of that type within the state of Alaska and is the third largest carrier of passengers into and out of the Ted Stevens Anchorage International Airport, including the large jet carriers. During 2002, the commuter airline contributed approximately 25% of the Company's aviation revenues.

Since 1979, Era has been providing charter and contract helicopter services in the Gulf of Mexico area, primarily to the offshore oil and gas industry. Operations are conducted from the division office in Lake Charles, Louisiana and from bases in the Louisiana cities of Morgan City, Cameron, New Iberia, Intracoastal City, Venice, Fourchon, Houma, Schriever and Johnson Bayou and the Texas cities of Houston, Corpus Christi, Bay City and Sabine Pass. Based on the number of helicopters operating, Era is the third largest helicopter operator in the Gulf of Mexico. During 2002, the Gulf of Mexico helicopter operations contributed approximately 42% of the Company's aviation revenues.

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

During 2001, the Company committed to purchase three Sikorsky S-92 helicopters for the Gulf of Mexico deepwater drilling market, subject to obtaining long-term operating contracts. The S-92 design features a 19-passenger capacity and a range of 475 nautical miles. Rowan currently expects the helicopters to be delivered in the first half of 2004 and that their total cost will approach $50 million.

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

Era aircraft at March 27, 2003 consisted of 88 helicopters (including 42 based in Alaska and 46 in the Gulf of Mexico area) and 19 fixed-wing aircraft (based in Alaska). The fleet contract status at that date included 21 term contracts. The remaining aircraft were either being operated under day-to-day charters or one or more of 80 master service agreements, or were available for operation under day-to-day charter or other contract arrangements.

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


EMPLOYEES

Rowan had 5,237 employees at February 28, 2003 and 5,227, 4,943 and 4,917 employees at December 31, 2002, 2001 and 2000, respectively. Some of the employees included in these numbers are not United States citizens. None of the Company's employees are covered by collective bargaining agreements with labor unions. Rowan considers relations with its employees to be satisfactory.


RISK FACTORS

You should consider carefully the following risk factors, in addition to the other information contained and incorporated by reference in this Form 10-K, before deciding to invest in our common stock.

Volatile oil and natural gas prices greatly impact demand for our offshore
--------------------------------------------------------------------------
drilling and related services.
------------------------------

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

While the drilling industry benefited from increasing oil and natural gas prices during most of the 1999-2000 period, it has never fully recovered from the dramatic decline in prices during 1998 and the ensuing reduction in drilling activity and day rates. Oil and natural gas prices increased steadily during 2000, but declined just as swiftly in 2001. Our drilling operations improved over much of the 2000-2001 period, but deteriorated rapidly over the last half of 2001. During 2002, oil and natural gas prices virtually doubled and are now near record levels, though, as a result of this extreme price volatility in recent years and the economic effects of 9/11, our drilling operations in 2002 never attained peak 2000-2001 levels. In recent months, our rig utilization and average day rates have declined and our drilling operations have been adversely impacted.

Demand for drilling services also depends on additional factors that are beyond our control, including:

     o    fluctuations in the worldwide demand for oil and natural gas;
     o the willingness and ability of the Organization of Petroleum Exporting Countries, or OPEC, to limit production levels and influence prices;
     o political and military conflicts in oil-producing areas and the effects of terrorism; and
     o    the level of production in non-OPEC countries.

Our drilling and aviation operations will be adversely affected by future declines in oil and natural gas prices, but we cannot predict the extent of that effect. We also cannot assure you that a reduction in offshore drilling activity will not occur for other reasons.

We have incurred losses recently and over prolonged periods in the past, a
--------------------------------------------------------------------------
circumstance that could occur again in the future.
--------------------------------------------------

In 2002, we experienced a 16% decline in revenues and incurred a net loss from operations of $12.9 million. Our 2002 revenues and earnings were negatively affected by lower rig day rates due to the rapid decline in oil and natural gas prices in 2001 as discussed above. We anticipate an operating loss during the first quarter of 2003.

Our markets remain highly competitive, which may cause us difficulty in
-----------------------------------------------------------------------
differentiating our products and services and maintaining satisfactory price
----------------------------------------------------------------------------
levels.
-------

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

Our fleet expansion program may encounter liquidity problems.
-------------------------------------------------------------

If we continue to experience present operating conditions for a prolonged period, our results of operations and working capital may not be adequate to finance our planned construction and outside financing may not be available. We would be forced to suspend our construction program.

We have in progress an offshore fleet expansion program under which we currently plan to spend more than $400 million over the 2003-2005 period towards the completion of the Bob Palmer and for the construction of as many as four Tarzan class jack-up rigs, of which only about $220 million is financed at this time. In addition, we expect to spend another $50-75 million annually over this period for upgrades to existing equipment and facilities and additional land rigs and aircraft. We currently have no other available lines of credit. Thus, much of our planned capital expenditures over the 2003-2005 period will need to be financed from working capital or results of operations. If we should need additional financing and are unable to obtain it at commercially favorable rates, we could experience liquidity problems.

Our results of operations will be adversely affected if we are unable to secure
-------------------------------------------------------------------------------
contracts for the Bob Palmer and the Scooter Yeargain.
------------------------------------------------------

The addition to our available drilling fleet of the Bob Palmer in late 2003 and the Scooter Yeargain in mid-2004 will, in each case, significantly increase our daily operating costs. Neither rig has been contracted at this time, and day rates for comparable rigs have, at many times over the past several years, only slightly exceeded the expected daily operating costs of the Bob Palmer and the Scooter Yeargain. We may be unable to secure economical drilling contracts for the rigs, in which case their delivery will negatively impact our operating results.

We are subject to operating risks such as blowouts and well fires that could
----------------------------------------------------------------------------
result in environmental damage, property loss, personal injury and death.
-------------------------------------------------------------------------

Our drilling operations are subject to many hazards that could increase the likelihood of accidents. Accidents can result in:

     o    costly delays or cancellations of drilling operations;
     o    serious damage to or destruction of equipment;
     o    personal injury or death;
     o significant impairment of producing wells, leased properties or underground geological formations; and
     o    major environmental damage.

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

We have had accidents in the past demonstrating some of the hazards described above, including high pressure drilling accidents resulting in lost or damaged drilling formations, towing accidents resulting in lost drilling equipment and flying accidents resulting in lost aircraft and deaths. Because of the ongoing hazards associated with our operations:

     o we may experience a higher number of accidents in the future than expected;
     o our insurance coverage may prove inadequate to cover losses that are greater than anticipated;
     o    our insurance deductibles may increase; or
     o our insurance premiums may increase to the point where maintaining our current level of coverage is prohibitively expensive.

Any similar events could yield future operating losses and have a significant adverse impact on our business.

Government regulations and environmental risks, which reduce our business
-------------------------------------------------------------------------
opportunities and increase our operating costs, might worsen in the future.
---------------------------------------------------------------------------

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

Anti-takeover provisions in our Certificate of Incorporation, bylaws and rights
-------------------------------------------------------------------------------
plan could make it difficult for holders of our common stock to receive a
-------------------------------------------------------------------------
premium for their shares upon a change of control.
--------------------------------------------------

Holders of the common stock of acquisition targets typically receive a premium for their shares upon a change of control. Delaware law and the following provisions, among others, of our Certificate of Incorporation, bylaws and rights plan could have the effect of delaying or preventing a change of control and could prevent holders of our common stock from receiving such a premium:

     o The affirmative vote of 80% of the outstanding shares of our capital stock is required to approve business combinations that have not been approved by our board of directors. We are also subject to a provision of Delaware corporate law that prohibits us from engaging in a business combination with any interested stockholder for three years from the date that person became an interested stockholder unless specified conditions are met.

     o Special meetings of stockholders may not be called by anyone other than our chairman of the board, president, board of directors or the executive committee thereof.

     o Our board of directors is divided into three classes whose terms end in successive years, so that less than a majority of our board comes up for election at any annual meeting.

     o Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the voting rights and other privileges of these shares without any vote or action by our stockholders.

     o We have issued "poison pill" rights to purchase junior preferred stock under our rights plan, whereby the ownership of Rowan shares by a potential acquirer can be significantly diluted by the sale at a significant discount of additional Rowan shares to all other stockholders, which could discourage unsolicited acquisition proposals.


ITEM 2.  PROPERTIES
-------------------

Rowan leases as its corporate headquarters 59,600 square feet of space in an office tower located at 2800 Post Oak Boulevard in Houston, Texas.


DRILLING RIGS

On the following two pages are summaries of the principal drilling equipment owned or operated by Rowan and in service at March 27, 2003. See "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 21 in the Annual Report, which pages are incorporated herein by reference.

OFFSHORE RIGS
                                        Depth (feet) (b)                                            Contract Status
                                        ----------------  Year in                   -----------------------------------------------
        Name                Class (a)   Water  Drilling   Service      Location        Customer          Type (h)      Duration (i)
--------------------------  ---------   -----  ---------  -------  --------------   --------------   --------------  --------------
CANTILEVER JACK-UP RIGS:
Scooter Yeargain (j)          225-C      250    30,000     2004
Bob Palmer (j)                224-C      550    30,000     2003
Rowan Gorilla VII (c)(e)      219-C      400    30,000     2002       North Sea     Tuscan Energy         term        June 2003 to
                                                                                                                      December 2004
Rowan Gorilla VI (c)(e)       219-C      490    30,000     2000    Gulf of Mexico     Anadarko        well-to-well      May 2003
Rowan Gorilla V (c)(e)        219-C      400    30,000     1998    Eastern Canada   not committed
Rowan Gorilla IV (c)(d)       200-C      450    30,000     1986    Gulf of Mexico     Anadarko        well-to-well      May 2003
Rowan Gorilla III (c)(d)      200-C      450    30,000     1984    Gulf of Mexico      El Paso        well-to-well      June 2003
Rowan Gorilla II (c)(d)       200-C      450    30,000     1984    Gulf of Mexico   W&T Offshore      multiple well     May 2003
                                                                                       El Paso        well-to-well      July 2003
Rowan-California  (c)         116-C      300    30,000     1983    Gulf of Mexico   Magnum-Hunter     well-to-well      June 2003
Rowan-Halifax (c)(g)          116-C      350    30,000     1982    Gulf of Mexico       Devon         well-to-well     April 2003
Cecil Provine (c)(g)          116-C      300    30,000     1982    Gulf of Mexico     Remington       well-to-well      May 2003
Gilbert Rowe (c)(d)           116-C      350    30,000     1981    Gulf of Mexico      El Paso        well-to-well     April 2003
Arch Rowan (c)(d)             116-C      350    30,000     1981    Gulf of Mexico      El Paso        well-to-well      May 2003
Charles Rowan (c)(d)          116-C      350    30,000     1981    Gulf of Mexico     Dominion        well-to-well      May 2003
Rowan-Paris (c)(d)            116-C      350    30,000     1980    Gulf of Mexico      Pioneer        well-to-well      July 2003
Rowan-Middletown (c)(d)       116-C      350    30,000     1980    Gulf of Mexico      El Paso        well-to-well      May 2003
Rowan-Fort Worth (c)(d)       116-C      350    30,000     1978    Gulf of Mexico      El Paso        well-to-well      May 2003

CONVENTIONAL JACK-UP RIGS:
Rowan-Odessa (c)(f)            116       350    30,000     1977    Gulf of Mexico   ADTI/Newfield     well-to-well      May 2003
Rowan-Juneau (c)(f)            116       300    30,000     1977    Gulf of Mexico   ADTI/Newfield     well-to-well     April 2003
Rowan-Alaska (c)(f)             84       350    30,000     1975    Gulf of Mexico     Anadarko        well-to-well      June 2003
Rowan-Louisiana (c)(f)          84       350    30,000     1975    Gulf of Mexico      Walter         well-to-well     April 2003
Rowan-Texas (c)                 52       250    20,000     1973    Gulf of Mexico  ADTI/Remington     well-to-well      May 2003
Rowan-Anchorage (c)             52       250    20,000     1972    Gulf of Mexico     Anadarko        well-to-well     April 2003
Rowan-New Orleans (c)(f)        52       250    20,000     1971    Gulf of Mexico     Anadarko        multiple well     May 2003

SEMI-SUBMERSIBLE RIG:
Rowan-Midland (c)                      1,200    25,000     1976    Gulf of Mexico   not committed

-------------------------------------------------------------------------------

(a) Indicated class is a number assigned by LeTourneau, Inc. to jack-ups of its design and construction. Class 200-C is a Gorilla class unit designed for extreme hostile environment capability. Class 219-C is a Super Gorilla class unit, an enhanced version of the Gorilla class. Class 224-C is a Super Gorilla XL class unit, which has been tailored for the Gulf of Mexico. Class 225-C is a Tarzan class unit.
(b)  Indicates rated water depth in current location and rated drilling depth
(c)  Unit equipped with a top-drive drilling system
(d)  Unit equipped with three mud pumps
(e)  Unit equipped with four mud pumps
(f) Unit equipped with a skid base unit - refer to page 2 of this Form 10-K for a discussion of "skid base" technology
(g)  Unit sold and leased back under agreement expiring in 2008
(h) Refer to "Contracts" on pages 3 and 4 of this Form 10-K for a discussion of types of drilling contracts.
(i)  Indicates estimated completion date of work to be performed
(j) Indicates units currently under construction with anticipated year of completion

ONSHORE RIGS (a)
                                       Maximum                                           Contract Status
                                       Drilling                    -----------------------------------------------------
 Name                 Type           Depth (feet)      Location           Customer            Type (c)      Duration (d)
----------    --------------------   ------------     -----------  ----------------------   --------------  ------------
Rig 7              Mechanical           18,000           Texas          not committed
Rig 9            Diesel electric        25,000         Louisiana           Anadarko           well-to-well     May 2003
Rig 12             Mechanical           18,000           Texas          not committed
Rig 14             Mechanical           35,000           Texas          not committed
Rig 15 (b)         AC electric          35,000           Texas            Blue Star          multiple well    July 2003
Rig 18 (b)     SCR diesel electric      35,000         Louisiana          Chesapeake          well-to-well    April 2003
Rig 26 (b)     SCR diesel electric      25,000         Louisiana        Pogo Producing        well-to-well     May 2003
Rig 29             Mechanical           18,000           Texas             Brigham            well-to-well    April 2003
Rig 30 (b)         Mechanical           25,000           Texas          not committed
Rig 31 (b)     SCR diesel electric      35,000         Louisiana           Newfield           well-to-well    June 2003
Rig 33         SCR diesel electric      18,000         Louisiana         Noble Energy         well-to-well     May 2003
Rig 34 (b)     SCR diesel electric      25,000           Texas             Anadarko           well-to-well     May 2003
Rig 35         SCR diesel electric      18,000         Louisiana           Anadarko           well-to-well     May 2003
Rig 41 (b)     SCR diesel electric      25,000         Louisiana          Petro Hunt          single well      May 2003
Rig 51 (b)     SCR diesel electric      25,000         Louisiana           Dominion           well-to-well     May 2003
Rig 52 (b)     SCR diesel electric      25,000         Louisiana        not committed
Rig 53 (b)     SCR diesel electric      25,000           Texas             El Paso            well-to-well     May 2003
Rig 54 (b)     SCR diesel electric      25,000           Texas     PPI Technology Services    well-to-well    April 2003

-------------------------------------------------------------------------------

(a) Most of the rigs were constructed at various dates between 1960 and 1982, utilizing new as well as used equipment, and have since been substantially rebuilt. Rigs 51, 52 and 53 were completed during 2001 and Rig 54 in 2002.
(b)  Unit equipped with a top-drive drilling system
(c) Refer to "Contracts" on pages 3 and 4 of this Form 10-K for a discussion of types of drilling contracts.
(d)  Indicates estimated completion date of work to be performed

Rowan's drilling division leases and, in some cases, owns various operating and administrative facilities generally consisting of office, maintenance and storage space in the states of Alaska, Texas and Louisiana and in the countries of Canada and England. During 2001, we completed an operating and administrative facility with 19,000 square feet near Aberdeen, Scotland.


MANUFACTURING FACILITIES

LeTourneau's principal manufacturing facility and headquarters are located in Longview, Texas on approximately 2,400 acres with approximately 1.2 million square feet of covered working area. The facility contains:

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

LeTourneau's mud pumps are machined, fabricated, assembled and tested at a facility in Houston, Texas, having approximately 140,000 square feet of covered work area and 16,000 square feet of office space. LeTourneau mud pumps are also machined at its Longview, Texas facility.

LeTourneau's distributor of forest products in the northwestern United States is located on a six-acre site in Troutdale, Oregon with approximately 22,000 square feet of building space.

LeTourneau's distributor of mining equipment products in the western United States is located in a leased facility in Tucson, Arizona having approximately 20,000 square feet. Its distributor of mining equipment products in Australia is located in a leased facility in Murarrie, Queensland having approximately 29,500 square feet.

The Company currently leases office and warehouse space for its electrical components, service and supply business conducted by OEM, but expects to relocate such operations in 2003 to a newly-constructed facility in Houston, Texas, having approximately 187,000 square feet of covered work area and 17,000 square feet of office space.


AIRCRAFT

At March 27, 2003, Era operated a fleet of 88 helicopters and 19 fixed-wing aircraft, consisting of the following:

     o    63 twin-engine turbine aircraft, including:

          o    3 Sikorsky S-61Ns (26 passengers)
          o    2 Eurocopter AS-332L Super Pumas (19 passengers)
          o    16 Bell 212s (14 passengers)
          o    10 Bell 412s (14 passengers)
          o    6 Sikorsky S-76A+s (13 passengers)
          o    26 Eurocopter BO-105CBSs (5 passengers)

     o    25 single-engine turbine aircraft -

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

Era's principal base for its Gulf of Mexico operations is located on leased property at Lake Charles Regional Airport. The facility has 66,000 square feet of space, including helicopter hangars, a repair facility, a training facility and an operations and administrative building. Era also operates a helicopter base (20,700 square feet of hangar, repair and office facilities) located on leased property at the Terrebonne Airport in Houma, Louisiana, a helicopter base (5,700 square feet of hangar, repair and office facilities) located on leased property in New Iberia, Louisiana, a helicopter base (12,500 square feet of hangar, repair, waiting room and office facilities) located on 47 acres of leased property in Fourchon, Louisiana and a helicopter base (3,600 square feet of office and waiting room facilities) located on 14 acres of owned or leased property in Venice, Louisiana.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

Incorporated herein by reference to the Annual Report is the eighth paragraph appearing on page 20 within "Management's Discussion and Analysis of Financial Condition and Results of Operations", which provides information pertinent to the Company's Gorilla V contract dispute that was settled in March 2002.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of Rowan common stockholders during the fourth quarter of the fiscal year ended December 31, 2002.


ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------
The names, positions, years of credited service and ages of the officers of the Company as of March 27, 2003 are listed below. Officers are normally appointed annually by the Board of Directors at the bylaws-prescribed meeting held in the spring and serve at the discretion of the Board of Directors. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

                                                                           Years of
                                                                           Credited
          Name                           Position                          Service      Age
   -------------------         ----------------------------------------    --------     ---
   EXECUTIVE OFFICERS:
   C. R. Palmer                Chairman of the Board and                      43         68
                                   Chief Executive Officer
   D. F. McNease               President, Chief Operating Officer             28         51
                                   and Director
   R. G. Croyle                Vice Chairman of the Board and                 29         60
                                   Chief Administrative officer
   E. E. Thiele                Senior Vice President, Finance,                33         63
                                   Administration and Treasurer
   Paul L. Kelly               Senior Vice President, Special Projects        20         63
   Mark A. Keller              Senior Vice President, Marketing -             10         50
                                   North American Drilling
   D. C. Eckermann (1)         Vice President, Manufacturing                  16         55
   C. W. Johnson (2)           Vice President, Aviation                       25         59
   John L. Buvens              Vice President, Legal                          22         47
   Bill S. Person              Vice President, Industrial Relations           35         55
   William C. Provine          Vice President, Investor Relations             16         56

   OTHER OFFICERS:
   William H. Wells            Controller                                      9         40
   Mark H. Hay                 Secretary and Assistant Treasurer              23         58
   P. G. Wheeler               Assistant Treasurer and                        28         55
                                   Corporate Tax Director
   Lynda A. Aycock             Assistant Treasurer and                        31         56
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

Since August 2002, Mr. Palmer's principal occupation has been in the position set forth. For more than five years prior to that time, Mr. Palmer served as Chairman of the Board, President and Chief Executive Officer of the Company.

Since August 2002, Mr. McNease's principal occupation has been in the position set forth. From April 1999 to August 2002, Mr. McNease served as Executive Vice President of the Company and President of its drilling subsidiaries. For more than five years prior to that time, Mr. McNease served as Senior Vice President, Drilling. Mr. McNease was first elected to the Board of Directors in April 1998.

Since August 2002, Mr. Croyle's principal occupation has been in the position set forth. For more than five years prior to that time, Mr. Croyle served as Executive Vice President of the Company. Mr. Croyle was first elected to the Board of Directors in April 1998.

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


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The information required hereunder regarding the Common Stock price range and cash dividend information for 2002 and 2001 and the number of holders of Common Stock is set forth on page 22 of Rowan's Annual Report under the title "Common Stock Price Range, Cash Dividends and Stock Splits (Unaudited)", and is incorporated herein by reference, except for the final two sentences under such title. Also incorporated herein by reference to the Annual Report is the tenth paragraph appearing on page 20 within "Management's Discussion and Analysis of Financial Condition and Results of Operations", which provides information pertinent to the Company's payment of and ability to pay cash dividends subject to certain restrictions. Rowan's Common Stock is listed on the New York Stock Exchange and the Pacific Exchange - Stock & Options.

The following table provides information about our common stock that may be issued upon the exercise of options and rights or the conversion of debentures under all of our existing equity compensation plans as of December 31, 2002, including the Restated 1988 Nonqualified Stock Option Plan, as amended, the 1998 Nonemployee Directors Stock Option Plan and the 1998 Convertible Debenture Incentive Plan, as amended.

                                   Number of securities        Weighted average         Number of
                                to be issued upon exercise     exercise price of        securities
                                  of outstanding options,     outstanding options,     available for
Plan Category                       warrants and rights       warrants and rights     future issuance
-------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders            7,067,143(a)               $  16.31(a)          3,865,560(b)
-------------------------------------------------------------------------------------------------------

Equity compensation plans not
approved by security holders                    -                         -                     -
-------------------------------------------------------------------------------------------------------

Total                                   7,067,143                  $  16.31             3,865,560
=======================================================================================================

(a) Includes the following equity compensation plans: the Restated 1988 Nonqualified Stock Option Plan, as amended, had options for 4,639,897 shares of common stock outstanding at December 31, 2002 with a weighted average exercise price of $16.19 per share; the 1998 Nonemployee Directors Stock Option Plan had options for 122,000 shares of common stock outstanding at December 31, 2002 with a weighted average exercise price of $24.26 per share; and the 1998 Convertible Debenture Incentive Plan, as amended, had approximately $37.2 million of employee debentures outstanding at December 31, 2002, convertible into 2,305,246 shares of common stock at a weighted average conversion price of $16.12 per share

(b) Amount reflects options for 3,790,560 shares of common stock available for issuance under the Restated 1988 Nonqualified Stock Option Plan, as amended, and options for 75,000 shares of common stock available for issuance under the 1998 Nonemployee Directors Stock Option Plan at December 31, 2002. Amount excludes shares issuable under the 1998 Convertible Debenture Incentive Plan, as amended, which had $5 million principal amount of debentures issuable under the plan at December 31, 2002.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The information required hereunder is set forth on pages 14 and 15 of Rowan's Annual Report under the title "Ten-Year Financial Review" and is incorporated herein by reference, except for the information for the years 1997, 1996, 1995, 1994 and 1993.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Refer to ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K on pages 22 through 26 of this Form 10-K for a listing of financial statements of the registrant and its subsidiaries, all of which financial statements are incorporated by reference under this item.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information in the table spanning pages 2 and 3, in footnotes (1) and (2) on page 3 and in the paragraph under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" on page 17 of the Proxy Statement for Rowan's 2003 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. There are no family relationships among the directors or nominees for directors and the executive officers of the Company, nor any arrangements or understandings between any director or nominee for director and any other person pursuant to which such director or nominee for director was selected. Except as otherwise indicated, each Rowan director or nominee for director has been employed or engaged for the past five years in the principal occupation set forth opposite his name in the information incorporated by reference. See ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT on page 18 of this Form 10-K for information relating to executive officers.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The standard arrangement for compensating directors described under the title, "Director Compensation" on page 4 of the Proxy Statement and the information appearing under the titles "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Pension Plans" on pages 11 through 13 of the Proxy Statement are incorporated herein by reference. In accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Proxy Statement under the titles "Compensation Committee Report on Executive Compensation", "Audit Committee Report" and "Stock Performance Graphs" shall not be deemed to be filed as part of this Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information regarding security ownership of management of the Company set forth under the heading "Director and Officer Stock Ownership" appearing on page 6 and the information appearing under the title "Security Ownership of Certain Beneficial Owners" appearing on page 16 of the Proxy Statement is incorporated herein by reference.

The business address of all directors is the principal executive offices of the Company as set forth on the cover page of this Form 10-K.

See ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS on page 19 of this Form 10-K for information relating to equity compensation plans.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Information regarding certain business relationships and transactions between Rowan and certain directors and executive officers of the Company under the heading "Certain Transactions" appearing on page 17 of the Proxy Statement is incorporated herein by reference.


ITEM 14.  CONTROLS AND PROCEDURES
---------------------------------

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

                                    PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

     The following financial statements and independent auditors' report, included in the Annual Report, are incorporated herein by reference:

                                                                          Page of 2002
                                                                          Annual Report
                                                                          -------------
         Consolidated Balance Sheet, December 31, 2002 and 2001 ...........     24
         Consolidated Statement of Operations for the Years Ended
              December 31, 2002, 2001 and 2000 .............................    25
         Consolidated Statement of Comprehensive Income (Loss)
              for the Years Ended December 31, 2002, 2001 and 2000 ..........   25
         Consolidated Statement of Changes in Stockholders' Equity
              for the Years Ended December 31, 2002, 2001 and 2000 ..........   26
         Consolidated Statement of Cash Flows for the Years Ended
              December 31, 2002, 2001 and 2000 ..............................   27
         Notes to Consolidated Financial Statements .......................     28
         Independent Auditors' Report .....................................     23
         Selected Quarterly Financial Data (Unaudited) for the
              Quarters Ended March 31, June 30, September 30
              and December 31, 2002 and 2001 ................................   22

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

     3b   Bylaws amended as of August 1, 2002, incorporated by reference to
          Exhibit 3.1 to Form 10-Q/A for the fiscal quarter ended June 30, 2002 (File No. 1-5491).

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

     4j Amended and Restated Rights Agreement, dated as of January 24, 2002, between Rowan and Computershare Trust Co. Inc. as Rights Agent, incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A/A filed on March 21, 2003 (File No. 1-5491).

     4k   Specimen Common Stock certificate, incorporated by reference to
          Exhibit 4k to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

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

     4p Form of Promissory Note date April 26, 2001 between the purchaser of Series D Floating Rate Subordinated Convertible Debentures due 2011 and Rowan, incorporated by reference to Exhibit 4p to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

     4q Form of Promissory Note date September 20, 2001 between the purchaser of Series E Floating Rate Subordinated Convertible Debentures due 2011 and Rowan, incorporated by reference to Exhibit 4q to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

     10a Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Appendix C to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491).

     10b 1998 Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

     10c 1986 Convertible Debenture Incentive Plan, as amended, incorporated by reference to Exhibit 10h to Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

     10d 1998 Convertible Debenture Incentive Plan, incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491).

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

     10y Commitment to Guarantee Obligations dated May 23, 2001 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

     10z Credit Agreement and Trust Indenture both dated May 23, 2001 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10z to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

     11 Computation of Basic and Diluted Income Per Share for the years ended December 31, 2002, 2001 and 2000 appearing on page 31 in this Form 10-K.

     13*  Annual Report to Stockholders for fiscal year ended December 31,
          2002.

     21   Subsidiaries of the Registrant as of March 27, 2003.

     23   Independent Auditors' Consent.

     24 Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 2002.

     99   Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

-------------------------------------------------------------------------------
    * Only portions specifically incorporated herein are deemed to be filed.


                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     Compensatory plans in which directors and executive officers of the Company participate are listed as follows:

o Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Appendix C to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491).

o    1998 Nonemployee Director Stock Option Plan, incorporated by reference to
     Exhibit 10b of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

o 1986 Convertible Debenture Incentive Plan, as amended, included as Exhibit 10h of this Form 10-K incorporated by reference to Exhibit 10h to Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

o 1998 Convertible Debenture Incentive Plan, incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491).

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


(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of fiscal year 2002.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 2-58700, as amended by Post-Effective Amendment No. 4 (filed June 11, 1980), 33-33755, as amended by Amendment No. 1 (filed March 29, 1990), 33-61444 (filed April 23, 1993), 33-51103
     (filed November 18, 1993), 33-51105 (filed November 18, 1993), 33-51109
     (filed November 18, 1993), 333-25041 (filed April 11, 1997), 333-25125
     (filed April 14, 1997), 333-84369 (filed August 3, 1999), 333-84405 (filed
     August 3, 1999) and 333-101914 (filed December 17, 2002):

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


                                               ROWAN COMPANIES, INC.


                                               By:   C. R. PALMER
                                                     (C. R. Palmer, Chairman
                                                     of the Board and Chief
                                                     Executive Officer)

                                               Date:    March 27, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                    Title                          Date
  ------------------      ----------------------------      --------------
  C. R. PALMER            Chairman of the Board             March 27, 2003
  (C.  R. Palmer)         and Chief Executive Officer

  E. E. THIELE            Principal Financial Officer       March 27, 2003
  (E. E. Thiele)

  WILLIAM H. WELLS        Principal Accounting Officer      March 27, 2003
  (William H. Wells)

  *HENRY O. BOSWELL       Director                          March 27, 2003
  (Henry O. Boswell)

  *HANS M. BRINKHORST     Director                          March 27, 2003
  (Hans M. Brinkhorst)

  *R. G. CROYLE           Vice Chairman of the Board        March 27, 2003
  (R. G. Croyle)

  *WILLIAM T. FOX III     Director                          March 27, 2003
  (William T. Fox III)

  *FREDERICK R. LAUSEN    Director                          March 27, 2003
  (Frederick R. Lausen)

  *H. E. LENTZ            Director                          March 27, 2003
  (H. E. Lentz)

  *D. F. MCNEASE          President and Director            March 27, 2003
  (D. F. McNease)

  *LORD MOYNIHAN          Director                          March 27, 2003
  (Lord Moynihan)


  *BY C. R. PALMER
  (C. R. Palmer, Attorney-in-fact)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                     PURSUANT TO 18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, C. R. Palmer, Chief Executive Officer of Rowan Companies, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Rowan Companies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 27, 2003                         /s/ C. R. PALMER
                                                ------------------------------
                                                C. R. Palmer
                                                Chairman and Chief Executive
                                                Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                     PURSUANT TO 18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, E. E. Thiele, Chief Financial Officer of Rowan Companies, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Rowan Companies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 27, 2003                    /s/ E. E. THIELE
                                           -----------------------------------
                                           E. E. Thiele
                                           Senior Vice President - Finance,
                                           Administration and Treasurer
                                           (Chief Financial Officer)

                                  EXHIBIT INDEX

  Footnote    Exhibit
  Reference   Number          Exhibit Description
  ---------   -------         -------------------

     (1)        3a            Restated Certificate of Incorporation of the
                              Company, dated February 17, 1984, incorporated by reference to Exhibit 4.1 to Registration Statement
                              No. 333-84369 on Form S-8 (File No. 1-5491) and
                              Exhibits 4a, 4b, 4c, 4d, 4e, 4f, 4g 4h, 4i and 4j.

     (1)        3b            Bylaws amended as of August 1, 2002, incorporated
                              by reference to Exhibit 3.1 to the Form 10-Q/A for the fiscalquarter ended June 30, 2002 (File No.
                              1-5491).

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

     (1)        4d            Certificate of Designation of the Company's Series
                              A Junior Preferred Stock dated March 2, 1992 incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-84369 on Form 8A/A filed on February 12, 2002 (File No. 1-5491).

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

     (1)        4h            Certificate of Designation of the Series D
                              Preferred Stock dated May 22, 2001, incorporated by reference to Exhibit 4.11 to Registration
                              Statement No. 333-82804 on Form S-3 filed on
                              February 14, 2002 (File No. 1-5491).

                                  EXHIBIT INDEX

  Footnote    Exhibit
  Reference   Number          Exhibit Description
  ---------   -------         -------------------

     (1)        4i            Certificate of Designation of the Series E
                              Preferred Stock dated October 30, 2001,
                              incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002 (File No. 1-5491).

     (1)        4j            Amended and Restated Rights Agreement, dated
                              January 24, 2002, between the Company and
                              Computershare Trust Co. Inc. as Rights Agent incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A/A filed on
                              March 21, 2003 (File No. 1-5491).

     (1)        4k            Specimen Common Stock certificate, incorporated by
                              reference to Exhibit 4k to Form 10-K for the fiscal year ended December 31, 2001 (File No.
                              1-5491).

     (1)        4l            Form of Promissory Note dated November 30, 1994
                              between the purchasers of Series III Floating Rate
                              Subordinated Convertible Debentures due 2004 and the Company incorporated by reference to Exhibit
                              4j to Form 10-K for the fiscal year ended December
                              31, 1994 (File No. 1-5491).

     (1)        4m            Form of Promissory Note date April 24, 1998
                              between the purchasers of Series A Floating Rate
                              Subordinated Convertible Debentures due 2008 and the Company, incorporated by reference to Exhibit
                              4h to Form 10-K for the fiscal year ended December
                              31, 1998 (File No. 1-5491).

     (1)        4n            Form of Promissory Note date April 22, 1999
                              between the purchasers of Series B Floating Rate
                              Subordinated Convertible Debentures due 2009 and the Company incorporated by reference to Exhibit
                              4j to Form 10-K for the fiscal year ended December
                              31, 1999 (File No. 1-5491).

     (1)        4o            Form of Promissory Note date April 27, 2000
                              between purchasers of Series C Floating Rate
                              Subordinated Convertible Debentures due 2010 and
                              Rowan incorporated by reference to Exhibit 4n to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).

     (1)        4p            Form of Promissory Note date April 26, 2001
                              between the purchaser of Series D Floating Rate
                              Subordinated Convertible Debentures due 2011 and
                              Rowan, incorporated by reference to Exhibit 4p to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

     (1)        4q            Form of Promissory Note date September 20, 2001
                              between the purchaser of Series E Floating
                              Rate Subordinated Convertible Debentures due 2011 and Rowan, incorporated by reference to Exhibit 4q to Form 10-K for the fiscal year ended December
                              31, 2001 (File No. 1-5491).

     (1)        10a           Restated 1988 Nonqualified Stock Option Plan,
                              incorporated by reference to Appendix C to the Notice of Annual Meeting and Proxy Statement dated
                              March 20, 2002 (File No. 1-5491).

                                  EXHIBIT INDEX

  Footnote    Exhibit
  Reference   Number          Exhibit Description
  ---------   -------         -------------------

     (1)        10b           1998 Nonemployee Director Stock Option Plan of the
                              Company incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended March
                              31, 1998 (File No. 1-5491).


     (1)        10c           1986 Convertible Debenture Incentive Plan of the
                              Company as amended incorporated by reference to
                              Exhibit 10h to Form 10-K for the fiscal year ended
                              December 31, 1996 (File No. 1-5491).

     (1)        10d           1998 Convertible Debenture Incentive Plan,
                              incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement date
                              March 20, 2002 (File No. 1-5491).

     (1)        10e           Pension Restoration Plan of the Company
                              incorporated by reference to Exhibit 10h to Form
                              10-K for the fiscal year ended December 31, 1992
                              (File No. 1-5491).

     (1)        10f           Pension Restoration Plan of LeTourneau, Inc
                              incorporated by reference to Exhibit 10j to Form
                              10-K for the fiscal year ended December 31, 1994
                              (File No. 1-5491).

     (1)        10g           Participation Agreement dated December 1, 1984
                              between the Company and Textron Financial
                              Corporation et al. and Bareboat Charter dated
                              December 1, 1984 between the Company and Textron
                              Financial Corporation et al. incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 1985 (File No.
                              1-5491).

     (1)        10h           Participation Agreement dated December 1, 1985
                              between the Company and Eaton Leasing Corporation et. al. and Bareboat Charter dated December 1, 1985 between the Company and Eaton Leasing
                              Corporation et. al. incorporated by reference to
                              Exhibit 10d to Form 10-K for the fiscal year ended
                              December 31, 1985 (File No.1-5491).

     (1)        10i           Election and acceptance letters with respect to
                              the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1984 between the Company and Textron Financial
                              Corporation et. al., incorporated by reference to
                              Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

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

                                  EXHIBIT INDEX

  Footnote    Exhibit
  Reference   Number          Exhibit Description
  ---------   -------         -------------------

     (1)        10k           Consulting Agreement as amended as of January 1,
                              1998 between the Company and C. W. Yeargain, incorporated by reference to Exhibit 10k to Form
                              10-K for the fiscal year ended December 31, 1998
                              (File No. 1-5491)

     (1)        10l           Consulting Agreement dated January 1, 1990 and
                              Amendment No. 1 thereto dated August 30, 1994, but effective January 1, 1994, between Rowan Energy
                              Investments Inc., wholly-owned subsidiary of the Company, and Hans M. Brinkhorst, incorporated by reference to Exhibit 101 to Form 10-K for the fiscal year ended December 31, 1998 (File No.
                              1-5491).

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

     (1)        10o           Amendment No. 2 dated July 1, 1998 to Commitment
                              to Guarantee Obligations between the Company and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to
                              Exhibit 10o to Form 10-K for the fiscal year ended
                              December 31, 1998 (File No. 1-5491).

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

        (1)     10r           Supplement No. 2 to Trust Indenture dated July 1,
                              1998 between the Company and Citibank, N.A, incorporated by reference to Exhibit 10r to Form
                              10-K for the fiscal year ended December 31, 1998
                              (File No. 1-5491).

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

                                  EXHIBIT INDEX

  Footnote    Exhibit
  Reference   Number          Exhibit Description
  ---------   -------         -------------------

     (1)        10t           Credit Agreement and Trust Indenture both dated
                              September 30, 1998 between the Company and
                              Citibank, N.A. incorporated by reference to
                              Exhibit 10b to Form 10-Q for the fiscal quarter ended September 30, 1998 (File No. 1-5491).

     (1)        10u           Amendment No. 1 dated March 15, 2001 to Commitment
                              to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of
                              Transportation incorporated by reference to
                              Exhibit 10v to Form 10-K for the fiscal year ended
                              December 31, 2000 (File No. 1-5491).

     (1)        10v           Supplement No. 1 to Trust Indenture dated March
                              15, 2001 between Rowan and Citibank, N.A.
                              incorporated by reference to Exhibit 10w to Form
                              10-K for the fiscal year ended December 31, 2000
                              (File No. 1-5491).

     (1)        10w           Commitment to Guarantee Obligations dated October
                              29, 1999 and First Preferred Ship Mortgage between the Company and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 1999 (File No.
                              1-5491).

     (1)        10x           Credit Agreement and Trust Indenture both dated
                              October 29, 1999 between the Company and Citibank,
                              N.A., incorporated by reference to Exhibit 10w to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

     (1)        10y           Commitment to Guarantee Obligations dated May 23,
                              2001 and First Preferred Ship Mortgage between
                              Rowan and the Maritime Administration of the U.S.
                              Department of Transportation, incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2001 (File No.
                              1-5491).

     (1)        10z           Credit Agreement and Trust Indenture both dated
                              May 23, 2001 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10z to Form
                              10-K for the fiscal year ended December 31, 2001
                              (File No. 1-5491).

     (3)        11            Computation of Basic and Diluted Income (Loss)
                              Per Share for the years ended December 31, 2002,
                              2001 and 2000.

     (4)        13            Annual Report to Stockholders for fiscal year
                              ended December 31, 2002.

     (2)        21            Subsidiaries of the Registrant as of
                              March 27, 2003.

     (2)        23            Independent Auditors' Consent.

     (2)        24            Powers of Attorney pursuant to which names were
                              affixed to this Form 10-K for the fiscal year ended December 31, 2002.

                                  EXHIBIT INDEX

  Footnote    Exhibit
  Reference   Number          Exhibit Description
  ---------   -------         -------------------

     (2)        99            Certifications pursuant to Section 906 of the
                              Sarbanes-Oxley Act of 2002.


----------------------
   (1) Incorporated herein by reference to another filing of the Company with the Securities and Exchange Commission as indicated.

   (2)   Included herein.

   (3)   Included in Form 10-K on page 29.

   (4) Included herein. See ITEM 1, ITEMS 5-8 and Subpart (a)1. of ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K on page 21 on Form 10-K for specific portions incorporated herein by reference.