Form 10-Q
period 2003-03-31
ROWAN COMPANIES INC
filed 2003-05-15
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

             | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM_____TO_____


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

                                                                 Yes |X|  No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                                                 Yes |X|  No | |

The number of shares of common stock, $.125 par value, outstanding at April 30, 2003 was 93,641,088.

                              ROWAN COMPANIES, INC.

                                      INDEX


                                                                        Page No.

PART I.    Financial Information:

Item 1.    Financial Statements:

                  Consolidated Balance Sheet --
                  March 31, 2003 and December 31, 2002 ..................      2

                  Consolidated Statement of Operations --
                  Three Months Ended March 31, 2003 and 2002 ............      4

                  Consolidated Statement of Cash Flows --
                  Three Months Ended March 31, 2003 and 2002 ............      5

                  Notes to Consolidated Financial Statements ............      6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .........      9

Item 3.           Quantitative and Qualitative Disclosures
                  About Market Risk .....................................     14

Item 4.           Controls and Procedures ...............................     14


PART II.   Other Information:


Item 4.           Submission of Matters to a Vote
                  of Security Holders ...................................     14

Item 6.           Exhibits and Reports on Form 8-K ......................     14


SIGNATURES        .......................................................     15


CERTIFICATIONS    .......................................................     16

                          PART I. FINANCIAL INFORMATION


Item 1. Financial statements


                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              March 31,       December 31,
                                                                2003              2002
                                                            ------------      ------------
                           ASSETS                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ..........................      $    115,013      $    178,756
  Receivables - trade and other ......................            98,069           109,320
  Inventories - at cost:
    Raw materials and supplies .......................           135,907           122,846
    Work-in-progress .................................            35,178            31,348
    Finished goods ...................................             8,625             8,766
  Prepaid expenses ...................................             5,817             8,011
  Deferred tax assets - net ..........................            29,595            10,855
                                                            ------------      ------------
            Total current assets .....................           428,204           469,902
                                                            ------------      ------------

PROPERTY, PLANT AND EQUIPMENT - at cost:
  Drilling equipment .................................         1,934,469         1,922,341
  Aircraft and related equipment .....................           265,715           264,212
  Manufacturing plant and equipment ..................           126,383           120,705
  Construction in progress ...........................           241,589           199,352
  Other property and equipment .......................           159,255           155,815
                                                            ------------      ------------
            Total ....................................         2,727,411         2,662,425
  Less accumulated depreciation and amortization .....         1,111,313         1,095,281
                                                            ------------      ------------
            Property,  plant  and equipment - net ....         1,616,098         1,567,144
                                                            ------------      ------------

OTHER ASSETS AND DEFERRED CHARGES ....................            17,829            17,458
                                                            ------------      ------------

            TOTAL ....................................      $  2,062,131      $  2,054,504
                                                            ============      ============

See Notes to Consolidated Financial Statements.

                                                                                           March 31,        December 31,
                                                                                             2003               2002
                                                                                         ------------       ------------
            LIABILITIES AND STOCKHOLDERS' EQUITY                                                   (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt ..........................................      $     47,285       $     42,458
    Accounts payable - trade ......................................................            25,868             30,000
    Other current liabilities .....................................................            47,122             43,517
                                                                                         ------------       ------------
           Total current liabilities ..............................................           120,275            115,975
                                                                                         ------------       ------------

LONG-TERM DEBT - less current maturities ..........................................           520,365            512,844
                                                                                         ------------       ------------

OTHER LIABILITIES .................................................................           129,398            127,848
                                                                                         ------------       ------------

DEFERRED INCOME TAXES - net .......................................................           176,164            166,060
                                                                                         ------------       ------------

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value:
      Authorized 5,000,000 shares issuable in series:
        Series III Preferred Stock, authorized 10,300 shares, none outstanding
        Series A Preferred Stock, authorized 4,800 shares, none outstanding
        Series B Preferred Stock, authorized 4,800 shares, none outstanding
        Series C Preferred Stock, authorized 9,606 shares, none outstanding
        Series D Preferred Stock, authorized 9,600 shares, none outstanding
        Series E Preferred Stock, authorized 1,194 shares, none outstanding
        Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
    Common stock, $.125 par value:
      Authorized 150,000,000 shares; issued 95,363,479 shares at
      March 31, 2003 and 95,340,597 shares at December 31, 2002 ...................            11,920             11,918
    Additional paid-in capital ....................................................           648,932            647,600
    Retained earnings .............................................................           540,341            557,523
    Cost of 1,734,440 treasury shares .............................................           (30,064)           (30,064)
    Accumulated other comprehensive income (loss) .................................           (55,200)           (55,200)
                                                                                         ------------       ------------
           Total stockholders' equity .............................................         1,115,929          1,131,777
                                                                                         ------------       ------------

           TOTAL ..................................................................      $  2,062,131       $  2,054,504
                                                                                         ============       ============

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              For The Three Months
                                                                 Ended March 31,
                                                           -------------------------
                                                              2003            2002
                                                           ---------       ---------
                                                                  (Unaudited)
REVENUES:
    Drilling services ...............................      $  77,886       $  77,624
    Manufacturing sales and services ................         29,040          31,635
    Aviation services ...............................         24,429          28,546
                                                           ---------       ---------
          Total .....................................        131,355         137,805
                                                           ---------       ---------

COSTS AND EXPENSES:
    Drilling services ...............................         77,510          75,444
    Manufacturing sales and services ................         26,626          29,546
    Aviation services ...............................         23,434          27,847
    Depreciation and amortization ...................         20,310          18,248
    General and administrative ......................          6,505           6,395
                                                           ---------       ---------
          Total .....................................        154,385         157,480
                                                           ---------       ---------

INCOME (LOSS) FROM OPERATIONS .......................        (23,030)        (19,675)
                                                           ---------       ---------

OTHER INCOME (EXPENSE):
    Net proceeds from Gorilla V settlement ..........                        157,125
    Interest expense ................................         (4,859)         (4,981)
    Less interest capitalized .......................          1,098           1,618
    Interest income .................................            522           1,138
    Other - net .....................................            120             102
                                                           ---------       ---------
          Other income (expense) - net ..............         (3,119)        155,002
                                                           ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES ...................        (26,149)        135,327
    Provision (credit) for income taxes .............         (8,967)         47,650
                                                           ---------       ---------
NET INCOME (LOSS) ...................................      $ (17,182)      $  87,677
                                                           =========       =========

NET INCOME (LOSS) PER SHARE OF COMMON STOCK (Note 6):
    Basic ...........................................      $    (.18)      $     .93
                                                           =========       =========
    Diluted .........................................      $    (.18)      $     .92
                                                           =========       =========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               For The Three Months
                                                                                                  Ended March 31,
                                                                                             ------------------------
                                                                                                2003           2002
                                                                                             ---------      ---------
                                                                                                   (Unaudited)
CASH PROVIDED BY (USED IN):
   Operations:
     Net income (loss) .................................................................     $ (17,182)     $  87,677
     Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operations:
        Depreciation and amortization ..................................................        20,310         18,248
        Deferred income taxes ..........................................................        (8,636)        10,428
        Compensation expense ...........................................................         1,678          1,982
        Provision for pension and postretirement benefits ..............................         6,058          2,983
        Gain on disposals of property, plant and equipment .............................        (2,833)           (66)
     Changes in current assets and liabilities:
        Receivables- trade and other ...................................................        11,251         16,525
        Inventories ....................................................................       (16,750)        (5,048)
        Other current assets ...........................................................         2,194            (63)
        Current liabilities ............................................................        (5,534)       (59,151)
     Net changes in other noncurrent assets and liabilities ............................          (403)          (193)
                                                                                             ---------      ---------
   Net cash provided by (used in) operations ...........................................        (9,847)        73,322
                                                                                             ---------      ---------

   Investing activities:
     Capital expenditures ..............................................................       (69,975)       (62,850)
     Proceeds from disposals of property,  plant and equipment .........................         3,576            101
                                                                                             ---------      ---------
   Net cash used in investing activities ...............................................       (66,399)       (62,749)
                                                                                             ---------      ---------

   Financing activities:
     Proceeds from  borrowings .........................................................        25,852         28,802
     Repayments of borrowings ..........................................................       (13,504)       (13,504)
     Payments to acquire treasury stock ................................................                       (2,308)
     Proceeds from stock option and convertible debenture plans ........................           155            135
                                                                                             ---------      ---------
   Net cash provided by financing activities ...........................................        12,503         13,125
                                                                                             ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................................       (63,743)        23,698
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................................       178,756        236,989
                                                                                             ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................     $ 115,013      $ 260,687
                                                                                             =========      =========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
   Acquisition of net manufacturing assets through issuance
   of 439,560 shares of treasury stock .................................................                    $   7,925
                                                                                             =========      =========

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements of Rowan included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. Certain information and notes have been condensed or omitted as permitted by those rules and regulations. We believe that the disclosures included herein are adequate, but suggest that you read these consolidated financial statements in conjunction with the financial statements and related notes included in our 2002 Annual Report to Stockholders, which are incorporated by reference in our Form 10-K for the year ended December 31, 2002.

2. We believe the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly Rowan's financial position as of March 31, 2003 and December 31, 2002, and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002.

3. Rowan's results of operations and cash flows for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the full year.

4. Rowan has three principal operating segments: contract drilling of oil and gas wells, both onshore and offshore ("Drilling"), helicopter and fixed-wing aircraft services ("Aviation") and the manufacture and sale of heavy equipment for the mining, timber and transportation industries, alloy steel and steel plate and drilling products ("Manufacturing"). The following table presents certain financial information of Rowan by operating segment as of March 31, 2003 and 2002 and for the three month periods then ended (in thousands).

                                            Drilling        Manufacturing     Aviation       Consolidated
                                           -----------      -------------     ---------      -------------
      2003
      --------
      Total assets ...................     $ 1,626,840      $     272,229     $ 163,062      $   2,062,131
      Unamortized goodwill ...........           1,493             10,863            --             12,356
      Revenues .......................          77,886             29,040        24,429            131,355
      Operating profit (loss) (1) ....         (13,769)               416        (3,172)           (16,525)

      2002
      --------
      Total assets ...................     $ 1,618,670      $     232,999     $ 154,592      $   2,006,261
      Unamortized goodwill ...........           1,493             10,863            --             12,356
      Revenues .......................          77,624             31,635        28,546            137,805
      Operating profit (loss) (1) ....         (10,432)               334        (3,182)           (13,280)

      --------------------------------------------------------------------------

      (1) General and administrative expenses, which are allocated across all segments, are added back to Income (loss) from operations to arrive at Operating profit (loss), which Rowan believes is a better measure of segment financial performance.

      Excluded from the preceding table are the effects of transactions between segments. During the three months ended March 31, 2003 and 2002, Rowan's manufacturing division provided approximately $44 million and $24 million, respectively, of products and services to its drilling division and Rowan's aviation division provided approximately $295,000 and $447,000, respectively, of flight services to its drilling division. Additionally, as of March 31, 2003, Rowan had approximately $1.6 million of intangible assets subject to amortization.

5. Rowan had no items of other comprehensive income during the three months ended March 31, 2003 and 2002.

6. Rowan's computations of basic and diluted income (loss) per share for the three months ended March 31, 2003 and 2002 are as follows (in thousands except per share amounts):

                                                                     2003          2002
                                                                   --------      --------
      Weighted average shares of common stock outstanding ....       93,617        93,787
      Dilutive securities:
          Stock options ......................................           --           638
          Convertible debentures .............................           --           825
                                                                   --------      --------
      Weighted average shares for diluted calculation ........       93,617        95,250
                                                                   ========      ========

      Net income (loss) for basic and diluted calculation ....     $(17,182)     $ 87,677
                                                                   ========      ========

      Net income (loss) per share:
          Basic ..............................................     $   (.18)     $    .93
                                                                   ========      ========

          Diluted ............................................     $   (.18)     $    .92
                                                                   ========      ========

    Excluded from the computation of diluted income (loss) per share for the three months ended March 31, 2003 are incremental shares of 854,000 related to convertible debentures and 649,000 related to stock options as their inclusion would have reduced the per share amount of loss for the period.

    Rowan uses the intrinsic value method of accounting for stock-based employee compensation, whereby the cost of each option is measured as the difference between the market price per share and the option price per share on the date of grant, in accordance with Accounting Principles Board Opinion No.
    25. The following table is provided pursuant to Statement of Financial Accounting Standards No. 148 to illustrate the effect on Rowan's net income
    (loss) and net income (loss) per share of measuring stock-based compensation cost based upon estimated fair values in accordance with Statement of Financial Accounting Standards No. 123:

                                                                                       Per Share
                                                                    Net Income     -------------------
                                                                      (Loss)       Basic       Diluted
                                                                    ----------     -------------------
      2003
      --------
      Net income (loss), as reported ...........................     $(17,182)     $ (.18)     $  (.18)
      Stock-based compensation, net of related tax effects:
           As recorded under APB 25 ............................        1,102
           Pro forma under SFAS 123 ............................       (2,054)
                                                                     --------
      Pro forma net income (loss) ..............................     $(18,134)     $ (.19)     $  (.19)
                                                                     ==================================
      2002
      --------
      Net income, as reported ..................................     $ 87,677      $  .93      $   .92
      Stock-based compensation, net of related tax effects:
           As recorded under APB 25 ............................        1,284
           Pro forma under SFAS 123 ............................       (2,404)
                                                                     --------
      Pro forma net income .....................................     $ 86,557      $  .92      $   .91
                                                                     ==================================

7. On November 16, 2001, an English Court ruled in Rowan's favor and dismissed the plaintiff's claim that it had been entitled, in January 1999, to terminate its drilling contract with a Rowan subsidiary for the use of the jack-up rig Rowan Gorilla V. The Court ordered the plaintiff to pay Rowan for all unpaid day rates, damages, interest and an interim payment for legal costs, for which Rowan received $88.6 million. The matter was under appeal at December 31, 2001 and such amount, along with investment earnings, less outstanding receivables dating from contract inception, was deferred at year end. On March 14, 2002, a settlement agreement was reached among the parties whereby all litigation involving this matter was dropped and Rowan received an additional $84.2 million. In total, Rowan received $175 million in connection with the Gorilla V contract dispute and such amount is shown, net of final legal costs and expenses, as Other Income on the Consolidated Statement of Operations for the three months ended March 31, 2002.

8. Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", addresses accounting and reporting for fixed asset retirement costs and obligations. Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", addresses accounting and reporting for costs and obligations related to exit or disposal activities initiated on or after January 1, 2003. Rowan's adoption of Statement Nos. 143 and 146, effective January 1, 2003, did not materially impact its financial position or results of operations.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Rowan incurred a net loss of $17.2 million in the first quarter of 2003 compared to net income of $87.7 million in the same period of 2002. First quarter 2002 results included net proceeds from the settlement of the Gorilla V contract dispute, which increased net income by approximately $102 million, or $1.07 per share. Excluding the effects of the settlement, the Company's first quarter 2002 results would have been a net loss of approximately $14 million, or $.15 per share.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first quarters of 2003 and 2002, respectively, is reflected below (dollars in thousands):

                                      Drilling               Manufacturing              Aviation                Consolidated
                               ----------------------    ---------------------   ----------------------    ----------------------
                                  2003         2002         2003        2002        2003         2002         2003         2002
                               ---------    ---------    ---------   ---------   ---------    ---------    ---------    ---------
Revenues                       $  77,886    $  77,624    $  29,040   $  31,635   $  24,429    $  28,546    $ 131,355    $ 137,805

Percent of Consolidated
Revenues                              59%          56%          22%         23%         19%          21%         100%         100%

Operating Profit (Loss) (1)    $ (13,769)   $ (10,432)   $     416   $     334   $  (3,172)   $  (3,182)   $ (16,525)   $ (13,280)

--------------------------------------------------------------------------------
(1) General and administrative expenses, which are allocated across all segments, are added back to Income (loss) from operations to arrive at Operating profit (loss), which Rowan believes is a better measure of segment financial performance.

As reflected above, Rowan's consolidated operating results declined by $3.2 million or 24% when comparing the first quarters of 2003 and 2002. Drilling revenues increased by $.3 million or less than 1% as our offshore fleet of 22 jack-ups and one semi-submersible was 82% utilized during the first quarter of 2003, compared to 80% in the first quarter of 2002, and achieved a 6% increase in average day rates between periods. Rowan's fleet of 18 land rigs was 66% utilized during the first quarter of 2003, compared to 58% in the first quarter of 2002, but suffered an 8% decrease in average day rates between periods. Drilling expenses increased by $2.1 million between periods, primarily due to the addition to our offshore fleet, in February 2002, of Rowan Gorilla VII.

The $0.1 million increase shown above in Rowan's manufacturing results between periods primarily reflects the increased contribution from the division's drilling products group. Manufacturing operations exclude approximately $44 million of products and services provided to the drilling division during the first quarter of 2003, most of which was attributable to construction progress on the Bob Palmer (formerly Gorilla VIII) and the Scooter Yeargain, compared to about $24 million in the same period of 2002, primarily attributable to the Bob Palmer. The division's external backlog was approximately $19 million at March 31, 2003.

Rowan's aviation operating results in the first quarter of 2003 reflect a 13% reduction in energy-related revenues, primarily associated with deepwater activities in the Gulf of Mexico, which was offset by gains from the sale of several older aircraft. Both periods reflect the normal seasonal slowdown in helicopter flying activity in Alaska.

Expected near-term conditions in our principal drilling markets, based upon recent bid inquiries and other indications from our energy company customers, and the numbers of our rigs in each of those areas are as follows:


       AREA            RIGS            EXPECTED NEAR-TERM CONDITIONS
-------------------  ----------  ------------------------------------------

Gulf of Mexico          21       Moderately improving exploration and
                                 development activity, with greater
                                 emphasis on potential deep-well natural
                                 gas reserves on the Outer Continental
                                 Shelf

North Sea                 1      Moderately improving jack-up drilling
                                 activity, fluctuating with oil prices

Eastern Canada            1      Moderately improving demand for harsh
                                 environment equipment, fluctuating with
                                 oil and natural gas prices


Expected near-term conditions in our principal aviation markets and the numbers of our aircraft based in each of those markets are as follows:


      AREA            AIRCRAFT         EXPECTED NEAR-TERM CONDITIONS
-----------------   -------------   ------------------------------------

Alaska                  61          Normal seasonal improvement

Gulf of Mexico          47          Moderately improving levels of
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

Though considerably less volatile than our drilling and aviation operations, our manufacturing operations, especially the equipment group, have continued to be adversely impacted by a prolonged period of unfavorable world commodity prices; in particular, prices for copper, iron ore, coal, gold and diamonds. Rowan's external manufacturing backlog remains at a depressed level. As a result, we cannot accurately predict whether or not our manufacturing operations will remain profitable during the remainder of 2003.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet figures and ratios as of March 31, 2003 and December 31, 2002 is as follows (dollars in thousands):

                                            March 31,     December 31,
                                              2003            2002
                                           ----------     ------------

  Cash and cash equivalents                $  115,013      $  178,756
  Current assets                           $  428,204      $  469,902
  Current liabilities                      $  120,275      $  115,975
  Current ratio                                  3.56            4.05
  Long-term debt                           $  520,365      $  512,844
  Stockholders' equity                     $1,115,929      $1,131,777
  Long-term debt/total capitalization             .32             .31

Reflected in the comparison above are the effects in the first quarter of 2003 of net cash used in operations of $9.8 million, proceeds from borrowings of $25.9 million, capital expenditures of $70.0 million and debt repayments of $13.5 million.

Capital expenditures during the first quarter were primarily related to the construction of the Bob Palmer (formerly Gorilla VIII), the Scooter Yeargain and the continued upgrade of our existing offshore and land drilling fleet.

The Bob Palmer is an enhanced version of our Super Gorilla class jack-up, designated a Super Gorilla XL, that will be outfitted with 708 feet of leg, 134 feet more than Gorillas V, VI or VII, and have 30% larger spud cans enabling operation in the Gulf of Mexico in water depths up to 550 feet. The rig will also be able to operate in water depths up to 400 feet in the hostile environments offshore eastern Canada and in the North Sea. The construction of the Bob Palmer continues on schedule for delivery during the third quarter of 2003. The rig was recently relocated to the Company's Sabine Pass facility for final outfitting. We are financing up to $187 million of the cost of the Bob Palmer through an 18-year bank loan guaranteed by the U. S. Department of Transportation's Maritime Administration ("MARAD") under its Title XI Program. The notes require semiannual interest payments in each January and July, with principal repayments commencing January 15, 2004, and the Bob Palmer secures the government guarantee. At March 31, 2003, we had drawn down about $174 million under this facility, which bore interest of 1.5%.

The Scooter Yeargain is the first of as many as four of a new Tarzan class of jack-up rig, designed specifically for deep drilling in water depths up to 250 feet on the outer continental shelf in the Gulf of Mexico. The Tarzan class will offer drilling capabilities similar to our Gorilla class jack-ups, enabling more efficient drilling beyond 15,000 feet, but with reduced environmental criteria (wind, wave and current). The Scooter Yeargain is being constructed at Vicksburg, Mississippi with delivery expected by mid-year 2004. The three additional Tarzan class jack-ups are expected to be delivered in six- to nine-month intervals in 2005 and 2006. The aggregate cost of the four Tarzan rigs will be around $400 million. We have received a commitment for Title XI government-guaranteed financing for up to 87.5% of the cost of the first two Tarzan rigs on terms and conditions similar to those in effect for the Bob Palmer. We intend to pursue outside financing for Tarzans III and IV, if necessary. However, there can be no assurance that such financing will be obtainable.

We have committed to purchase three Sikorsky S-92 helicopters for the deepwater drilling market, subject to our obtaining long-term operating contracts. The S-92 design features a 19-passenger capacity and a range of 475 nautical miles. We currently expect the helicopters to be available in the first half of 2004 and that their total cost, estimated to approach $50 million, will be funded from existing working capital or outside financing. However, there can be no assurance that working capital will be adequate or outside financing will be available.

Rowan estimates remaining 2003 capital expenditures will be between $150 million and $160 million, including approximately $100-110 million towards the construction of the Bob Palmer and the Tarzan rigs. We may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing rigs and manufacturing facilities.

During the 2000-2002 period, Rowan contributed $28.6 million to our defined benefit pension plans. Such contributions are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and discount rates. Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements, which showed an accumulated comprehensive loss resulting from minimum pension liability adjustments of $55.2 million at March 31, 2003. We believe that our 2003 funding could exceed the average level of the past three years.

Based upon current and anticipated near-term operating levels, we believe that 2003 operations, together with existing working capital and available financial resources, will generate sufficient cash flow to sustain planned capital expenditures and debt service and other requirements at least through the remainder of 2003.

On November 16, 2001, an English Court ruled in Rowan's favor and dismissed the plaintiff's claim that it had been entitled, in January 1999, to terminate its drilling contract with a Rowan subsidiary for the use of the jack-up rig Rowan Gorilla V. The Court ordered the plaintiff to pay Rowan for all unpaid day rates, damages, interest and an interim payment for legal costs, for which we received $88.6 million. The matter was under appeal at December 31, 2001 and such amount, along with investment earnings, less outstanding receivables dating from contract inception, was deferred at year end. On March 14, 2002, a settlement agreement was reached among the parties whereby all litigation involving this matter was dropped and we received an additional $84.2 million. In total, Rowan received $175 million in connection with the Gorilla V contract dispute and such amount is shown, net of final legal costs and expenses, as Other Income on the Consolidated Statement of Operations for the three months ended March 31, 2002.

Critical Accounting Policies and Management Estimates. Rowan's significant accounting policies are outlined in Note 1 to our financial statements included in our 2002 Annual Report to Stockholders, which is incorporated by reference in our Form 10-K for the year ended December 31, 2002. Such policies, and management judgments, assumptions and estimates made in their application, underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe our most critical accounting policies and management estimates involve property and depreciation, specifically capitalizable costs, useful lives and salvage values, and pension liabilities and costs, specifically assumptions used in actuarial calculations, as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

Rowan provides depreciation under the straight-line method from the date an asset is placed into service until it is sold or becomes fully depreciated based upon estimated lives and salvage values. Such estimates of lives and salvage values include 25 years and 20%, respectively, for each of our Super Gorilla and Tarzan class rigs which collectively comprise more than 80% of our offshore drilling equipment carrying value. Expenditures for new property or enhancements to existing property are capitalized and expenditures for routine maintenance and major repairs are charged to operations as incurred. On construction projects, Rowan capitalizes a portion of interest cost incurred during the period required to complete the asset. Long-lived assets are reviewed for impairment whenever circumstances indicate their carrying amounts may not be recoverable.

Rowan uses the intrinsic value method of accounting for stock-based employee compensation pursuant to Accounting Principles Board Opinion No. 25. We estimate that use of the fair value method outlined by Statement of Financial Accounting Standards Nos. 123 and 148 would have reduced reported amounts of net income
(loss) and net income (loss) per share by approximately $952,000 or $.01 per share for the three months ended March 31, 2003 and by approximately $1,120,000 or $.01 per share for the three months ended March 31, 2002.

Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", addresses accounting and reporting for fixed asset retirement costs and obligations. Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", addresses accounting and reporting for costs and obligations related to exit or disposal activities initiated on or after January 1, 2003. Rowan's adoption of Statement Nos. 143 and 146, effective January 1, 2003, did not materially impact our financial position or results of operations.



This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to the expectations, beliefs and future expected financial performance of Rowan that are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected by us. Among the factors that could cause actual results to differ materially are the following: oil, natural gas and other commodity prices; the level of offshore expenditures by energy companies; energy demand; the general economy, including inflation; weather conditions in our principal operating areas; and environmental and other laws and regulations. Other relevant factors have been disclosed in Rowan's filings with the U. S. Securities and Exchange Commission.

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


                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on April 25, 2003, stockholders elected the three nominees for Class III Director as set forth in Rowan's Proxy Statement relating to the meeting. With respect to such election, proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and there was no solicitation in opposition to such nominees. Of Rowan's 93,617,175 shares of record, 85,253,105 were voted at the meeting by proxy. The following numbers of votes were cast as to the Class III Director nominees:
Henry O. Boswell, 71,320,365 votes for and 13,932,740 votes withheld; Frederick
R. Lausen, 71,298,954 votes for and 13,954,151 votes withheld; and C. R. Palmer, 71,317,615 votes for and 13,935,490 votes withheld.



Item 6. Exhibits and Reports on Form 8-K

      (a)   The following is a list of Exhibits filed with this Form 10-Q:

            3.1   Bylaws of the Company, as Amended, as of May 1, 2003

            4.1   Specimen Common Stock certificate

             99 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K filed by the Registrant during the first quarter of fiscal year 2003:

            March 21, 2003 - pertaining to the Company's Restated First Amendment dated March 17, 2003 to the Amended and Restated Rights Agreement dated January 24, 2002, between the Company and Computershare Trust Co., Inc. as Rights Agent.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ROWAN COMPANIES, INC.
                                              (Registrant)


Date:  May 15, 2003                           /s/ E. E. Thiele
                                              ----------------------------------
                                              E. E. Thiele
                                              Senior Vice President - Finance,
                                              Administration and Treasurer
                                              (Chief Financial Officer)


Date:  May 15, 2003                           /s/ W. H. Wells
                                              ----------------------------------
                                              W. H. Wells
                                              Controller
                                              (Chief Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                      PURSUANT TO 18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, D. F. McNease, Chief Executive Officer of Rowan Companies, Inc., certify that:

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

3. Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


Date:   May 15, 2003                      /s/ D. F. McNease
                                          -------------------------------------
                                          D. F. McNease
                                          President and Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


Date:   May 15, 2003                      /s/ E. E. THIELE
                                          -------------------------------------
                                          E. E. Thiele
                                          Senior Vice President - Finance,
                                          Administration and Treasurer
                                          (Chief Financial Officer)

                                 Exhibit Index

Exhibit
Number      Description
-------     -----------

   3.1      Bylaws of the Company, as Amended, as of May 1, 2003

   4.1      Specimen Common Stock Certificate

    99 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002