Form 10-Q
period 2003-06-30
ROWAN COMPANIES INC
filed 2003-08-14
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                   Inapplicable
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

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

The number of shares of common stock, $.125 par value, outstanding at July 31, 2003 was 93,851,386.

                              ROWAN COMPANIES, INC.

                                      INDEX

                                                            Page No.
                                                            --------
PART I. Financial Information:

Item 1. Financial Statements:

        Consolidated Balance Sheet --
        June 30, 2003 and December 31, 2002 ...........            2

        Consolidated Statement of Operations --
        Three and Six Months Ended
        June 30, 2003 and 2002 ........................            4

        Consolidated Statement of Cash Flows --
        Six Months Ended June 30, 2003 and 2002 .......            5

        Notes to Consolidated Financial Statements ....            6

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations .................................            9

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk .............................           15

Item 4. Controls and Procedures .......................           15

PART II.Other Information:

Item 6. Exhibits and Reports on Form 8-K ..............           15

SIGNATURES ............................................           16

                          PART I. FINANCIAL INFORMATION

Item 1. Financial  Statements

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                June 30,      December 31,
                                                                 2003             2002
                                                              -----------     -----------
                                   ASSETS                             (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents ..........................      $    73,651     $   178,756
    Receivables - trade and other ......................          115,281         109,320
    Inventories - at cost:
       Raw materials and supplies ......................          142,901         122,846
       Work-in-progress ................................           37,081          31,348
       Finished goods ..................................            8,461           8,766
    Prepaid expenses ...................................            9,572           8,011
    Deferred tax assets - net ..........................           44,461          10,855
                                                              -----------     -----------
             Total current assets ......................          431,408         469,902
                                                              -----------     -----------
PROPERTY, PLANT AND EQUIPMENT - at cost:
    Drilling equipment .................................        1,944,239       1,922,341
    Aircraft and related equipment .....................          260,194         264,212
    Manufacturing plant and equipment ..................          132,015         120,705
    Construction in progress ...........................          286,038         199,352
    Other property and equipment .......................          159,625         155,815
                                                              -----------     -----------
             Total .....................................        2,782,111       2,662,425
    Less accumulated depreciation and amortization .....        1,120,770       1,095,281
                                                              -----------     -----------
             Property,  plant  and equipment - net .....        1,661,341       1,567,144
                                                              -----------     -----------
OTHER ASSETS AND DEFERRED CHARGES ......................           18,057          17,458
                                                              -----------     -----------
             TOTAL .....................................      $ 2,110,806     $ 2,054,504
                                                              ===========     ===========

See Notes to Consolidated Financial Statements.

                                                                                     June 30,         December 31,
                                                                                       2003               2002
                                                                                    ------------      ------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY                                  (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt ......................................     $     47,633      $     42,458
    Accounts payable - trade ..................................................           27,774            30,000
    Other current liabilities .................................................           56,099            43,517
                                                                                    ------------      ------------
          Total current liabilities ...........................................          131,506           115,975
                                                                                    ------------      ------------

LONG-TERM DEBT - less current maturities ......................................          547,591           512,844
                                                                                    ------------      ------------

OTHER LIABILITIES .............................................................          130,954           127,848
                                                                                    ------------      ------------

DEFERRED INCOME TAXES - net ...................................................          187,170           166,060
                                                                                    ------------      ------------

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value:
       Authorized 5,000,000 shares issuable in series:
         Series III Preferred Stock, authorized 10,300 shares, none outstanding
         Series A Preferred Stock, authorized 4,800 shares, none outstanding
         Series B Preferred Stock, authorized 4,800 shares, none outstanding
         Series C Preferred Stock, authorized 9,606 shares, none outstanding
         Series D Preferred Stock, authorized 9,600 shares, none outstanding
         Series E Preferred Stock, authorized 1,194 shares, none outstanding
         Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
    Common stock, $.125 par value:
       Authorized 150,000,000 shares; issued 95,578,657 shares at
       June 30, 2003 and 95,340,597 shares at December 31, 2002 ...............           11,947            11,918
    Additional paid-in capital ................................................          653,185           647,600
    Retained earnings .........................................................          533,717           557,523
    Cost of 1,734,440 treasury shares .........................................          (30,064)          (30,064)
    Accumulated other comprehensive income (loss) .............................          (55,200)          (55,200)
                                                                                    ------------      ------------
            Total stockholders' equity ........................................        1,113,585         1,131,777
                                                                                    ------------      ------------

            TOTAL .............................................................     $  2,110,806      $  2,054,504
                                                                                    ============      ============

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                    For The Three Months                 For The Six Months
                                                                       Ended June 30,                      Ended June 30,
                                                                ------------------------------      ------------------------------
                                                                   2003              2002              2003              2002
                                                                ------------      ------------      ------------      ------------
                                                                                           (Unaudited)
REVENUES:
    Drilling services .....................................     $     95,138      $     79,343      $    173,024      $    156,967
    Manufacturing sales and services ......................           30,631            31,951            59,671            63,586
    Aviation services .....................................           32,331            37,204            56,760            65,750
                                                                ------------      ------------      ------------      ------------
            Total .........................................          158,100           148,498           289,455           286,303
                                                                ------------      ------------      ------------      ------------
COSTS AND EXPENSES:
    Drilling services .....................................           79,121            74,627           156,631           150,071
    Manufacturing sales and services ......................           28,693            30,498            55,319            60,044
    Aviation services .....................................           29,936            29,829            53,370            57,676
    Depreciation and amortization .........................           20,923            18,754            41,233            37,002
    General and administrative ............................            6,789            .6,422            13,294            12,817
                                                                ------------      ------------      ------------      ------------
            Total .........................................          165,462           160,130           319,847           317,610
                                                                ------------      ------------      ------------      ------------
INCOME (LOSS) FROM OPERATIONS .............................           (7,362)          (11,632)          (30,392)          (31,307)
                                                                ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE):
    Net proceeds from Gorilla V settlement ................                                                                157,125
    Interest expense ......................................           (4,797)           (5,243)           (9,656)          (10,224)
    Less interest capitalized .............................            1,355            .1,516             2,453             3,134
    Interest income .......................................              362            .1,184               884             2,322
    Other - net ...........................................              259               283               379               385
                                                                ------------      ------------      ------------      ------------
            Other income (expense) - net ..................           (2,821)           (2,260)           (5,940)          152,742
                                                                ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES .........................          (10,183)          (13,892)          (36,332)          121,435
    Provision (credit) for income taxes ...................           (3,559)           (5,153)          (12,526)           42,497
                                                                ------------      ------------      ------------      ------------
NET INCOME (LOSS) .........................................     $     (6,624)     $     (8,739)     $    (23,806)     $     78,938
                                                                ============      ============      ============      ============
NET INCOME (LOSS) PER SHARE
    OF COMMON STOCK (Note 6):
    Basic .................................................     $       (.07)     $       (.09)     $       (.25)     $        .84
                                                                ============      ============      ============      ============
    Diluted ...............................................     $       (.07)     $       (.09)     $       (.25)     $        .83
                                                                ============      ============      ============      ============

See Notes to Consolidated Financial Statements.

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        For The Six Months
                                                                                           Ended June 30,
                                                                                     --------------------------
                                                                                        2003            2002
                                                                                     ----------      ----------
                                                                                              (Unaudited)
CASH PROVIDED BY (USED IN):
   Operations:
      Net income (loss) ........................................................     $  (23,806)     $   78,938
      Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operations:
         Depreciation and amortization .........................................         41,233          37,002
         Deferred income taxes .................................................        (12,496)         25,590
         Compensation expense ..................................................          3,456           3,824
         Provision for pension and postretirement benefits .....................         12,401           5,815
         Gain on disposals of property, plant and equipment ....................         (3,687)         (2,070)
      Changes in current assets and liabilities:
         Receivables- trade and other ..........................................         (5,961)         11,440
         Inventories ...........................................................        (25,483)         (7,106)
         Other current assets ..................................................         (1,561)         (3,372)
         Current liabilities ...................................................            802         (72,136)
      Net changes in other noncurrent assets and liabilities ...................           (664)           (400)
                                                                                     ----------      ----------
   Net cash provided by (used in) operations ...................................        (15,766)         77,525
                                                                                     ----------      ----------

   Investing activities:
      Property, plant and equipment additions ..................................       (137,370)       (123,364)
      Proceeds from disposals of property,  plant and equipment ................          5,692           3,656
                                                                                     ----------      ----------
   Net cash used in investing activities .......................................       (131,678)       (119,708)
                                                                                     ----------      ----------

   Financing activities:
      Proceeds from  borrowings ................................................         61,151          62,609
      Repayments of borrowings .................................................        (21,229)        (21,229)
      Payment  of  cash  dividend ..............................................                        (23,511)
      Payments to acquire treasury stock .......................................                         (2,308)
      Proceeds from stock option and convertible debenture plans ...............          2,417           2,098
                                                                                     ----------      ----------
   Net cash provided by financing activities ...................................         42,339          17,659
                                                                                     ----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................       (105,105)        (24,524)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................        178,756         236,989
                                                                                     ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................     $   73,651      $  212,465
                                                                                     ==========      ==========

SUPPLEMENTAL SCHEDULE  OF NONCASH INVESTING ACTIVITIES:
   Acquisition of net manufacturing assets through issuance
   of 439,560 shares of treasury stock (Note 8) ................................                     $    7,925
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

2. We believe the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly Rowan's financial position as of June 30, 2003 and December 31, 2002, and the results of its operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002.

3. Rowan's results of operations and cash flows for the six months ended June 30, 2003 are not necessarily indicative of results to be expected for the full year.

4. Rowan has three principal operating segments: contract drilling of oil and gas wells, both onshore and offshore ("Drilling"), helicopter and fixed-wing aircraft services ("Aviation") and the manufacture and sale of heavy equipment for the mining, timber and transportation industries, alloy steel and steel plate and drilling products ("Manufacturing"). The following table presents certain financial information of Rowan by operating segment as of June 30, 2003 and 2002 and for the six month periods then ended (in thousands).

                                                     Drilling         Manufacturing          Aviation          Consolidated
                                                  --------------      --------------      --------------      --------------
2003
--------------
Total assets ..................................   $    1,664,246      $      278,648      $      167,912      $    2,110,806
Unamortized goodwill ..........................            1,493              10,863                  --              12,356
Revenues ......................................          173,024              59,671              56,760             289,455
Operating profit (loss)(1) ....................          (12,262)                297              (5,133)            (17,098)

2002
--------------
Total assets ..................................   $    1,612,921      $      231,906      $      163,735      $    2,008,562
Unamortized goodwill ..........................            1,493              10,863                  --              12,356
Revenues ......................................          156,967              63,586              65,750             286,303
Operating profit (loss)(1) ....................          (18,730)                (26)                266             (18,490)

-----------------------------------------------------------------------
(1) General and administrative expenses, which are allocated across all segments, are added back to Income (loss) from operations to arrive at Operating profit (loss), which Rowan believes is a better measure of segment financial performance.

    Excluded from the preceding table are the effects of transactions between segments. During the six months ended June 30, 2003 and 2002, Rowan's manufacturing division provided approximately $70 million and $57 million, respectively, of products and services to its drilling division and Rowan's aviation division provided approximately $816,000 and $938,000, respectively, of flight services to its drilling division.

5. Rowan had no items of other comprehensive income during the six months ended June 30, 2003 and 2002.

6. Rowan's computation of basic and diluted income (loss) per share is as follows (in thousands, except per share amounts):

                                             Three Months Ended              Six Months Ended
                                                 June 30,                        June 30,
                                        --------------------------      --------------------------
                                           2003            2002            2003            2002
                                        ----------      ----------      ----------      ----------
Weighted average shares of
     common stock outstanding .....         93,716          93,998          93,667          93,893
Dilutive securities:
     Stock options ................             --              --              --             731
     Convertible debentures .......             --              --              --             911
                                        ----------      ----------      ----------      ----------
Weighted average shares
     for diluted calculation ......         93,716          93,998          93,667          95,535
                                        ==========      ==========      ==========      ==========

Net income (loss) for basic
     and diluted calculation ......     $   (6,624)     $   (8,739)     $  (23,806)     $   78,938
                                        ==========      ==========      ==========      ==========

Net income (loss) per share:
     Basic ........................     $     (.07)     $     (.09)     $     (.25)     $      .84
                                        ==========      ==========      ==========      ==========

     Diluted ......................     $     (.07)     $     (.09)     $     (.25)     $      .83
                                        ==========      ==========      ==========      ==========

    Incremental shares related to convertible debentures and stock options are excluded from the computations of diluted income (loss) per share for the three and six months ended June 30, 2003 and the three months ended June 30, 2002 as their inclusion would have reduced the per share amount of loss for such periods.

    Rowan uses the intrinsic value method of accounting for stock-based employee compensation, whereby the cost of each option is measured as the difference between the market price per share and the option price per share on the date of grant, in accordance with Accounting Principles Board Opinion No.
    25. The following table is provided pursuant to Statement of Financial Accounting Standards No. 148 to illustrate the effect on Rowan's net income
    (loss) and net income (loss) per share for the first six months of 2003 and 2002 of measuring stock-based compensation cost based upon estimated fair values in accordance with Statement of Financial Accounting Standards No. 123:

                                                                           Net Income              Per Share
                                                                                           --------------------------
                                                                             (Loss)          Basic          Diluted
                                                                           ----------      ----------      ----------
2003
----------
Net income (loss), as reported ........................................    $  (23,806)     $     (.25)     $     (.25)
Stock-based compensation, net of related tax effects:
      As recorded under APB 25 ........................................         2,264
      Pro forma under SFAS 123 ........................................        (4,316)
                                                                           ----------
Pro forma net income (loss) ...........................................    $  (25,858)     $     (.28)     $     (.28)
                                                                           ==========      ==========      ==========

2002
----------
Net income, as reported ...............................................    $   78,938      $      .84      $      .83
Stock-based compensation, net of related tax effects:
      As recorded under APB 25 ........................................         2,486
      Pro forma under SFAS 123 ........................................        (4,574)
                                                                           ----------
Pro forma net income ..................................................    $   76,850      $      .82      $      .80
                                                                           ==========      ==========      ==========

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

                     ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Rowan incurred a net loss of $23.8 million, or $.25 per diluted share, in the first half of 2003 compared to net income of $78.9 million, or $.83 per share, in the same period of 2002. The prior year period included net proceeds from the settlement of the Gorilla V contract dispute, which increased net income by approximately $102 million, or $1.07 per share. Excluding the effects of the settlement, Rowan's first half 2002 results would have been a net loss of approximately $23 million, or $.25 per share.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first six months of 2003 and 2002, respectively, is reflected below (dollars in thousands):

                                    Drilling                 Manufacturing                  Aviation              Consolidated
                              ---------------------      ----------------------      ----------------------   ---------------------
                                2003        2002           2003         2002           2003         2002        2003        2002
                              ---------   ---------      ---------    ---------      ---------    ---------   ---------   ---------
Revenues                      $ 173,024   $ 156,967      $  59,671    $  63,586      $  56,760    $  65,750   $ 289,455   $ 286,303

Percent of Consolidated
Revenues                             60%         55%            21%          22%            19%          23%        100%        100%

Operating Profit (Loss)(1)    $ (12,262)  $ (18,730)     $     297    $     (26)     $  (5,133)   $     266   $ (17,098)  $ (18,490)

----------

(1) General and administrative expenses, which are allocated across all segments, are added back to Income (loss) from operations to arrive at Operating profit (loss), which Rowan believes is a better measure of segment financial performance.

As reflected above, Rowan's consolidated operating results improved by $1.4 million or 8% when comparing the first six months of 2003 and 2002. Drilling revenues increased by $16.1 million or 10% as our offshore fleet of 22 jack-ups and one semi-submersible was 85% utilized during the first half of 2003, compared to 83% in the first six months of 2002, and achieved an 18% increase in average day rates between periods. Rowan's fleet of 18 land rigs was 71% utilized during the first half of 2003, compared to 63% in the first six months of 2002, and experienced a 2% decrease in average day rates between periods. Drilling expenses increased by $6.6 million between periods, primarily due to higher pension and insurance costs and the addition to our offshore fleet, in February 2002, of Rowan Gorilla VII.

Rowan's manufacturing operating results in the first half of 2003, though marginally improved over the prior year, reflect the effects of generally weak market conditions prevailing in the division's equipment and steel groups, which were largely offset by the contribution from the drilling products group during the period. Manufacturing operations exclude approximately $70 million of products and services provided to the drilling division during the first half of 2003, most of which was attributable to construction progress on the Bob Palmer (formerly Gorilla VIII) and the Scooter Yeargain, compared to about $57 million in the same period of 2002, primarily due to the Bob Palmer. The division's external backlog was approximately $17 million at June 30, 2003.

Rowan's aviation operating results in the first half of 2003 reflect reduced flying activity, particularly in support of deepwater drilling operations in the Gulf of Mexico. Both periods reflect the normal seasonal slowdown in helicopter flying activity in Alaska during the first four months of the year.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Rowan incurred a net loss of $6.6 million in the second quarter of 2003 compared to $8.7 million in the same period of 2002. The improvement in operating performance was largely due to an increase in offshore average day rates in the Gulf of Mexico between periods and the resumption of drilling operations in the North Sea and offshore eastern Canada.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the second quarters of 2003 and 2002, respectively, is reflected below (dollars in thousands):

                                   Drilling                 Manufacturing              Aviation                 Consolidated
                             ----------------------    ----------------------    ----------------------    -----------------------
                               2003         2002          2003         2002         2003         2002         2003          2002
                             ---------    ---------    ---------    ---------    ---------    ---------    ---------     ---------
Revenues                     $  95,138    $  79,343    $  30,631    $  31,951    $  32,331    $  37,204    $ 158,100     $ 148,498

Percent of Consolidated
Revenues                            60%          53%          19%          22%          21%          25%         100%          100%

Operating Profit (Loss)(1)   $   1,507    $  (8,298)   $    (119)   $    (360)   $  (1,961)   $   3,448    $    (573)    $  (5,210)

----------

(1) General and administrative expenses, which are allocated across all segments, are added back to Income (loss) from operations to arrive at Operating profit (loss), which Rowan believes is a better measure of segment financial performance.

As reflected above, Rowan's consolidated operating results improved by $4.6 million or 89% when comparing the second quarters of 2003 and 2002. Drilling revenues increased by $15.8 million or 20% as our offshore fleet of 22 jack-ups and one semi-submersible was 88% utilized during the second quarter of 2003, compared to 87% in the second quarter of 2002, and achieved a 29% increase in average day rates between periods. Rowan's fleet of 18 land rigs was 76% utilized during the second quarter of 2003, compared to 68% in the second quarter of 2002, and achieved a 4% increase in average day rates between periods. Drilling expenses increased by $4.5 million between periods, primarily due to higher pension and insurance costs.

Rowan's manufacturing operating results in the second quarter of 2003 reflect the effects of generally weak market conditions prevailing in the division's equipment and steel groups, which were largely offset by the contribution from the drilling products group during the period. Manufacturing operations exclude approximately $26 million of products and services provided to the drilling division during the second quarter of 2003, most of which was attributable to construction progress on the Bob Palmer and the Scooter Yeargain, compared to about $33 million in the same period of 2002, primarily due to the Bob Palmer. The division's external backlog was approximately $17 million at June 30, 2003.

Rowan's aviation operating results in the second quarter of 2003 reflect reduced flying activity, particularly in support of deepwater drilling operations in the Gulf of Mexico and in connection with forest fire control activities.

Expected near-term conditions in our principal drilling markets, based upon recent bid inquiries and other indications from our energy company customers, and the numbers of our rigs in each of those areas are as follows:

     AREA       RIGS             EXPECTED NEAR-TERM CONDITIONS
--------------  ----  ----------------------------------------------------------
Gulf of Mexico   21   Moderately improving exploration and development activity, with increasing emphasis on potential deep-well natural
                      gas reserves on the Outer Continental Shelf

North Sea         1   Moderately improving jack-up drilling activity,
                      fluctuating with oil prices

Eastern Canada    1   Moderately improving demand for harsh environment
                      equipment, fluctuating with oil and natural gas prices

Expected near-term conditions in our principal aviation markets and the numbers of our aircraft based in each of those markets are as follows:

     AREA         AIRCRAFT           EXPECTED NEAR-TERM CONDITIONS
--------------    --------    ----------------------------------------------
Alaska                  58    Normal seasonal improvement

Gulf of Mexico          47    Moderately improving levels of flight support
                              activity

The drilling and aviation markets in which Rowan competes frequently experience significant changes in supply and demand. Drilling utilization and day rates are primarily a function of the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. These expenditures, in turn, are affected by many factors such as existing and newly discovered oil and natural gas reserves, political and regulatory policies, seasonal weather patterns, contractual requirements under leases or concessions, effects of energy company consolidations, and, probably most influential, oil and natural gas prices. Our aviation operations are also affected by the same factors, as flying in support of offshore energy operations remains a major source of business and Alaska operations are hampered by weather each winter. The volatile nature of these factors prevents us from being able to accurately predict whether existing market conditions will continue beyond the near term. In response to fluctuating market conditions, we can relocate our drilling rigs and aircraft from one geographic area to another, but only when we believe such moves are economically justified. Currently, Rowan's drilling and aviation operations are profitable, but there can be no assurance that existing operating conditions will prevail or that expected improvements in market conditions, as reflected in the preceding tables, will materialize. Our operations will be adversely affected should market conditions deteriorate.

Though considerably less volatile than our drilling and aviation operations, our manufacturing operations, especially the equipment group, have continued to be adversely impacted by a prolonged period of unfavorable world commodity prices; in particular, prices for copper, iron ore, coal, gold and diamonds, and a lack of new rig construction. Rowan's external manufacturing backlog remains relatively constant at a depressed level. As a result, we cannot accurately predict whether or not our manufacturing operations will be profitable during the remainder of 2003.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet figures and ratios as of June 30, 2003 and December 31, 2002 is as follows (dollars in thousands):

                                           June 30,      December 31,
                                            2003             2002
                                        ------------     ------------
Cash and cash equivalents               $     73,651     $    178,756
Current assets                          $    431,408     $    469,902
Current liabilities                     $    131,506     $    115,975
Current ratio                                   3.28             4.05
Long-term debt                          $    547,591     $    512,844
Stockholders' equity                    $  1,113,585     $  1,131,777
Long-term debt/total capitalization              .33              .31

Reflected in the comparison above are the effects in the first six months of 2003 of capital expenditures of $137.4 million, proceeds from borrowings of $61.2 million, debt repayments of $21.2 million and net cash used in operations of $15.8 million.

Capital expenditures during the first half of 2003 were primarily related to the construction of the Bob Palmer (formerly Gorilla VIII), the Scooter Yeargain and the continued upgrade of our existing offshore and land drilling fleets.

The Bob Palmer is an enhanced version of our Super Gorilla class jack-up, designated a Super Gorilla XL, that will be outfitted with 713 feet of leg, 139 feet more than Gorillas V, VI or VII, and have 30% larger spud cans enabling operation in the Gulf of Mexico in water depths up to 550 feet. The rig will also be able to operate in water depths up to 400 feet in the hostile environments offshore eastern Canada and in the North Sea. The Bob Palmer was recently relocated to the Company's Sabine Pass facility for final outfitting. Delivery of the rig is on schedule for the third quarter. We are financing up to $187 million of the cost of the Bob Palmer through an 18-year bank loan guaranteed by the U. S. Department of Transportation's Maritime Administration ("MARAD") under its Title XI Program. The notes require semiannual interest payments in each January and July, with principal repayments commencing on January 15, 2004, and the Bob Palmer secures the government guarantee. At June 30, 2003, we had borrowed about $186 million under this facility, which bore interest at an annual rate of 1.45%.

The Scooter Yeargain is the first of as many as four of a new Tarzan class of jack-up rig, designed specifically for deep drilling in water depths up to 250 feet on the outer continental shelf in the Gulf of Mexico. The Tarzan class will offer drilling capabilities similar to our Gorilla class jack-ups, enabling more efficient drilling beyond 15,000 feet, but with reduced environmental criteria (wind, wave and current). The Scooter Yeargain is being constructed at Vicksburg, Mississippi with delivery expected by mid-year 2004. The three additional Tarzan class jack-ups are expected to be delivered in six- to nine-month intervals in 2005 and 2006. The aggregate cost of the four Tarzan rigs will be around $400 million. We are financing up to $181 million of the cost of the first two Tarzan rigs through 15-year bank loans guaranteed by MARAD under its Title XI Program. The notes require semiannual interest payments in each May and November, with principal repayments commencing on November 10, 2004, and the rigs secure the government guarantees. At June 30, 2003, we had borrowed about $23 million under the Scooter Yeargain facility, which bore interest at an annual rate of 1.35%. We intend to pursue outside financing for Tarzans III and IV, if necessary. However, there can be no assurance that such financing will be obtainable.

We have signed a non-binding letter of intent to purchase three Sikorsky S-92 helicopters for the deepwater drilling market, subject to our obtaining long-term operating contracts. The S-92 design features a 19-passenger capacity and a range of 475 nautical miles. We currently expect the helicopters to be available in the first half of 2004 and that their total cost, estimated to approach $50 million, will be funded from existing working capital or outside financing. However, there can be no assurance that working capital will be adequate or outside financing will be available.

Rowan estimates remaining 2003 capital expenditures will be between $100 million and $110 million, including approximately $65-75 million towards the construction of the Bob Palmer and the Tarzan rigs. We may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing rigs and manufacturing facilities.

During the 2000-2002 period, Rowan contributed $28.6 million to our defined benefit pension plans. Such contributions are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and discount rates. Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements, which showed an accumulated comprehensive loss resulting from minimum pension liability adjustments of $55.2 million at June 30, 2003. We currently estimate that our 2003 pension funding will total approximately $21 million, most of which will occur during the third quarter. We may be required to make similar or greater contributions in each of 2004, 2005 and 2006.

On June 30, 2003, Rowan completed the refinancing of our $162.2 million of outstanding floating-rate Gorilla VII debt through the issuance of a 2.8% fixed-rate note maturing in October 2013. The floating-rate debt was issued under MARAD's Title XI program to finance the construction of Rowan Gorilla VII, which was completed in December 2001. The fixed-rate note is U.S. Government-guaranteed under the Title XI program, and Gorilla VII secures the government guarantee.

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

Rowan uses the intrinsic value method of accounting for stock-based employee compensation pursuant to Accounting Principles Board Opinion No. 25. We estimate that use of the fair value method outlined by Statement of Financial Accounting Standards Nos. 123 and 148 would have reduced (increased) reported amounts of net income (loss) and net income (loss) per share by approximately $2,052,000 or $.03 per share for the six months ended June 30, 2003 and by approximately $2,088,000 or $.03 per share for the six months ended June 30, 2002.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer, along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Exchange Act reports. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following is a list of Exhibits filed with this Form 10-Q:

         31 Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
         32 Section 1350 Certifications (Section 906 of the Sarbanes-Oxley Act of 2002)

    (b) Reports on Form 8-K filed by the Registrant during the second quarter of fiscal year 2003:

         April 17, 2003 - pertaining to the Company's press release announcing its results for the first quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ROWAN COMPANIES, INC.
                                         (Registrant)

Date: August 14, 2003                    /s/ E. E. THIELE
                                         --------------------------------
                                         E. E. Thiele
                                         Senior Vice President- Finance,
                                         Administration and Treasurer
                                         (Chief Financial Officer)

Date: August 14, 2003                    /s/ W. H. WELLS
                                         --------------------------------
                                         W. H. Wells
                                         Controller
                                         (Chief Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
  No.                                    Description
-------        ---------------------------------------------------------------
     31        Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the
               Sarbanes-Oxley Act of 2002)
     32        Section 1350 Certifications (Section 906 of the Sarbanes-Oxley
               Act of 2002)