Form 10-Q
period 2003-09-30
ROWAN COMPANIES INC
filed 2003-11-13
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☒    No ☐

The number of shares of common stock, $.125 par value, outstanding at October 31, 2003 was 94,062,562.

ROWAN COMPANIES, INC.

INDEX

		Page No.

PART I.	Financial Information:

Item 1.	Financial Statements:

	Consolidated Balance Sheet -- September 30, 2003 and December 31, 2002	2

	Consolidated Statement of Operations -- Three and Nine Months Ended September 30, 2003 and 2002	4

	Consolidated Statement of Cash Flows -- Nine Months Ended September 30, 2003 and 2002	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	Other Information:

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2003	2002

ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$50,014	$178,756
Receivables - trade and other	120,066	109,320
Inventories - at cost:
Raw materials and supplies	144,770	122,846
Work-in-progress	44,915	31,348
Finished goods	10,235	8,766
Prepaid expenses	6,616	8,011
Deferred tax assets - net	58,830	10,855

Total current assets	435,446	469,902

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	2,125,426	1,922,341
Aircraft and related equipment	261,549	264,212
Manufacturing plant and equipment	135,404	120,705
Construction in progress	88,481	199,352
Other property and equipment	160,390	155,815

Total	2,771,250	2,662,425
Less accumulated depreciation and amortization	1,084,534	1,095,281

Property, plant and equipment - net	1,686,716	1,567,144

GOODWILL AND OTHER ASSETS	19,326	17,458

TOTAL	$2,141,488	$2,054,504

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2003	2002

LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$52,809	$42,458
Accounts payable - trade	29,083	30,000
Other current liabilities	61,982	43,517

Total current liabilities	143,874	115,975

LONG-TERM DEBT - less current maturities	552,110	512,844

OTHER LIABILITIES	109,864	127,848

DEFERRED INCOME TAXES - net	207,308	166,060

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
Series E Preferred Stock, authorized 1,194 shares, none outstanding
Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
Common stock, $.125 par value:
Authorized 150,000,000 shares; issued 95,697,024 shares at September 30, 2003 and 95,340,597 shares at December 31, 2002	11,962	11,918
Additional paid-in capital	656,330	647,600
Retained earnings	545,304	557,523
Cost of 1,734,440 treasury shares	(30,064)	(30,064)
Accumulated other comprehensive loss	(55,200)	(55,200)

Total stockholders' equity	1,128,332	1,131,777

TOTAL	$2,141,488	$2,054,504

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(Unaudited)
REVENUES:
Drilling services	$124,582	$108,483	$297,606	$265,450
Manufacturing sales and services	27,067	28,754	86,738	92,340
Aviation services	42,234	46,916	98,994	112,666

Total	193,883	184,153	483,338	470,456

COSTS AND EXPENSES:
Drilling services	86,162	79,091	242,793	229,162
Manufacturing sales and services	25,199	26,852	80,518	86,896
Aviation services	33,327	32,005	86,697	89,681
Depreciation and amortization	21,740	20,330	62,973	57,332
General and administrative	6,126	6,434	19,420	19,251

Total	172,554	164,712	492,401	482,322

INCOME (LOSS) FROM OPERATIONS	21,329	19,441	(9,063)	(11,866)

OTHER INCOME (EXPENSE):
Net proceeds from Gorilla V settlement				157,125
Interest expense	(5,213)	(5,255)	(14,869)	(15,479)
Less interest capitalized	1,004	846	3,457	3,980
Interest income	139	945	1,023	3,267
Other - net	38	48	417	433

Other income (expense) - net	(4,032)	(3,416)	(9,972)	149,326

INCOME (LOSS) BEFORE INCOME TAXES	17,297	16,025	(19,035)	137,460
Provision (credit) for income taxes	5,710	5,861	(6,816)	48,358

NET INCOME (LOSS)	$11,587	$10,164	$(12,219)	$89,102

NET INCOME (LOSS) PER SHARE OF COMMON STOCK (Note 6):

Basic	$.12	$.11	$(.13)	$.95

Diluted	$.12	$.11	$(.13)	$.93

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

	For the Nine Months
	Ended September 30,

	2003	2002

	(Unaudited)
CASH PROVIDED BY (USED IN):
Operations:
Net income (loss)	$(12,219)	$89,102
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	62,973	57,332
Deferred income taxes	(6,727)	44,286
Compensation expense	5,278	5,511
Pension and postretirement benefits	(2,767)	2,204
Gain on disposals of property, plant and equipment	(4,096)	(2,374)
Changes in current assets and liabilities:
Receivables- trade and other	(11,586)	(6,253)
Inventories	(36,960)	(20,279)
Other current assets	1,395	(3,406)
Current liabilities	1,949	(85,391)
Net changes in other noncurrent assets and liabilities	(1,124)	(218)

Net cash provided by (used in) operations	(3,884)	80,514

Investing activities:
Property, plant and equipment additions	(184,711)	(176,581)
Proceeds from disposals of property, plant and equipment	6,360	4,387

Net cash used in investing activities	(178,351)	(172,194)

Financing activities:
Proceeds from borrowings	84,350	91,097
Repayments of borrowings	(34,733)	(34,733)
Proceeds from stock option and convertible debenture plans	3,876	2,188
Payment of cash dividend		(23,511)
Payments to acquire treasury stock		(12,056)

Net cash provided by financing activities	53,493	22,985

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(128,742)	(68,695)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	178,756	236,989

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,014	$168,294

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Acquisition of net manufacturing assets through issuance of 439,560 shares of treasury stock		$7,925

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

2.   We believe the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly Rowan’s financial position as of September 30, 2003 and December 31, 2002, and the results of its operations for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002.

3.   Rowan’s results of operations and cash flows for the nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the full year.

4.   Rowan has three principal operating segments: contract drilling of oil and gas wells, both onshore and offshore ("Drilling"), helicopter and fixed-wing aircraft services ("Aviation") and the manufacture and sale of heavy equipment for the mining, timber and transportation industries, alloy steel and steel plate and drilling products ("Manufacturing"). The following table presents certain financial information of Rowan by operating segment as of September 30, 2003 and 2002 and for the nine month periods then ended (in thousands).

	Drilling	Manufacturing	Aviation	Consolidated

2003
Total assets	$1,682,792	$289,317	$169,379	$2,141,488
Unamortized goodwill	1,493	10,863	-	12,356
Revenues	297,606	86,738	98,994	483,338
Operating profit (loss) (1)	11,142	(185)	(600)	10,357

2002
Total assets	$1,612,202	$242,573	$167,244	$2,022,019
Unamortized goodwill	1,493	10,863	-	12,356
Revenues	265,450	92,340	112,666	470,456
Operating profit (loss) (1)	(3,833)	(20)	11,238	7,385

(1) General and administrative expenses, which are incurred in support of all segments, are added back to Income (loss) from operations to arrive at Operating profit (loss), which Rowan believes is a better measure of segment financial performance.

Excluded from the preceding table are the effects of transactions between segments. During the nine months ended September 30, 2003 and 2002, Rowan’s manufacturing division provided approximately $92 million and $82 million, respectively, of products and services to its drilling division and Rowan’s aviation division provided approximately $1.6 million and $1.4 million, respectively, of flight services to its drilling division.

5.   Rowan had no items of other comprehensive income during the nine months ended September 30, 2003 and 2002.

6.   Rowan’s computation of basic and diluted income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Weighted average shares of common stock outstanding	93,877	93,724	93,738	93,836
Dilutive securities:
Stock options	1,064	602	-	705
Convertible debentures	936	851	-	892

Weighted average shares for diluted calculation	95,877	95,177	93,738	95,433

Net income (loss) for basic and diluted calculation	$11,587	$10,164	$(12,219)	$89,102

Net income (loss) per share:
Basic	$.12	$.11	$(.13)	$.95

Diluted	$.12	$.11	$(.13)	$.93

Incremental shares related to convertible debentures and stock options are excluded from the computation of diluted income (loss) per share for the nine months ended September 30, 2003 as their inclusion would have reduced the per share amount of loss for such period.

Rowan uses the intrinsic value method of accounting for stock-based employee compensation, whereby the cost of each option is measured as the difference between the market price per share and the option price per share on the date of grant, in accordance with Accounting Principles Board Opinion No. 25. The following table is provided pursuant to Statement of Financial Accounting Standards No. 148 to illustrate the effect on Rowan’s net income (loss) and net income (loss) per share for the first nine months of 2003 and 2002 of measuring stock-based compensation cost based upon estimated fair values in accordance with Statement of Financial Accounting Standards No. 123:

		Per Share
	Net Income
	(Loss)	Basic	Diluted

2003

Net loss, as reported	$(12,219)	$(.13)	$(.13)
Stock-based compensation, net of related tax effects:
As recorded under APB 25	3,536
Pro forma under SFAS 123	(6,837)

Pro forma net loss	$(15,520)	$(.17)	$(.17)

2002

Net income, as reported	$89,102	$.95	$.93
Stock-based compensation, net of related tax effects:
As recorded under APB 25	3,572
Pro forma under SFAS 123	(6,581)

Pro forma net income	$86,093	$.92	$.90

7.   On November 16, 2001, an English Court ruled in Rowan’s favor and dismissed the plaintiff’s claim that it had been entitled, in January 1999, to terminate its drilling contract with a Rowan subsidiary for the use of the jack-up rig Rowan Gorilla V . The Court ordered the plaintiff to pay Rowan for all unpaid day rates, damages, interest and an interim payment for legal costs, for which Rowan received $88.6 million. The matter was under appeal at December 31, 2001 and such amount, along with investment earnings, less outstanding receivables dating from contract inception, was deferred at year end. On March 14, 2002, a settlement agreement was reached among the parties whereby all litigation involving this matter was dropped and Rowan received an additional $84.2 million. In total, Rowan received $175 million in connection with the Gorilla V contract dispute and such amount is shown, net of final legal costs and expenses, as Other Income on the Consolidated Statement of Operations for the nine months ended September 30, 2002.

8.  Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", addresses accounting and reporting for fixed asset retirement costs and obligations. Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", addresses accounting and reporting for costs and obligations related to exit or disposal activities initiated on or after January 1, 2003. Rowan’s adoption of Statement Nos. 143 and 146, effective January 1, 2003, did not materially impact its financial position or results of operations.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Rowan incurred a net loss of $12.2 million, or $.13 per diluted share, in the first nine months of 2003 compared to net income of $89.1 million, or $.93 per share, in the same period of 2002. The prior year period included net proceeds from the settlement of the Gorilla V contract dispute, which increased net income by approximately $102 million, or $1.07 per share. Excluding the effects of the settlement, Rowan’s results for the first nine months of 2002 would have been a net loss of approximately $13 million, or $.14 per share.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first nine months of 2003 and 2002, respectively, is reflected below (dollars in thousands):

	Drilling		Manufacturing		Aviation		Consolidated

	2003	2002	2003	2002	2003	2002	2003	2002

Revenues	$ 297,606	$ 265,450	$ 86,738	$ 92,340	$ 98,994	$ 112,666	$ 483,338	$ 470,456

Percent of Consolidated Revenues	62%	56%	18%	20%	20%	24%	100%	100%

Operating Profit (Loss) (1)	$ 11,142	$ (3,833)	$ (185)	$ (20)	$ (600)	$ 11,238	$ 10,357	$ 7,385

(1) General and administrative expenses, which are incurred in support of all segments, are added back to Income (loss) from operations to arrive at Operating profit (loss), which Rowan believes is a better measure of segment financial performance.

As shown above, Rowan’s consolidated operating results improved by $3.0 million or 40% when comparing the first nine months of 2003 and 2002. Drilling revenues increased by $32.2 million or 12% as our offshore fleet of 23 jack-ups and one semi-submersible was 88% utilized during the first nine months of 2003, compared to 87% in the first nine months of 2002, and achieved a 17% increase in average day rates between periods. Rowan’s fleet of 18 land rigs was 72% utilized during the first nine months of 2003, compared to 67% in the first nine months of 2002, and achieved a 4% increase in average day rates between periods. Drilling expenses increased by $13.6 million or 6% between periods, primarily due to higher pension and insurance costs, the expansion of our land drilling operations and the addition to our offshore fleet, in February 2002, of Rowan Gorilla VII.

Rowan’s manufacturing operating results in the first nine months of 2003 reflect the effects of generally weak market conditions prevailing in the division’s equipment and steel groups, which were largely offset by the contribution from the drilling products group during the period. Manufacturing operations exclude approximately $92 million of products and services provided to the drilling division during the first nine months of 2003, most of which was attributable to construction progress on the Bob Palmer (formerly Gorilla VIII ) and the Scooter Yeargain , compared to about $82 million in the same period of 2002, primarily due to the Bob Palmer . The division’s external backlog was approximately $45 million at September 30, 2003.

Rowan’s aviation operating results in the first nine months of 2003 reflect the effects of reduced energy-related flying activity, particularly in support of deepwater drilling operations in the Gulf of Mexico, and higher pension costs.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Rowan generated net income of $11.6 million in the third quarter of 2003 compared to $10.2 million in the same period of 2002. The improvement in operating performance was largely due to an increase in offshore average day rates in the Gulf of Mexico between periods and the resumption of drilling operations in the North Sea and offshore eastern Canada.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the third quarters of 2003 and 2002, respectively, is reflected below (dollars in thousands):

	Drilling		Manufacturing		Aviation		Consolidated

	2003	2002	2003	2002	2003	2002	2003	2002

Revenues	$ 124,582	$ 108,483	$ 27,067	$ 28,754	$ 42,234	$ 46,916	$ 193,883	$ 184,153

Percent of Consolidated Revenues	64%	59%	14%	16%	22%	25%	100%	100%

Operating Profit (Loss) (1)	$ 23,404	$ 14,897	$ (482)	$ 6	$ 4,533	$ 10,972	$ 27,455	$ 25,875

(1) General and administrative expenses, which are incurred in support of all segments, are added back to Income (loss) from operations to arrive at Operating profit (loss), which Rowan believes is a better measure of segment financial performance.

As shown above, Rowan’s consolidated operating results improved by $1.6 million or 6% when comparing the third quarters of 2003 and 2002. Drilling revenues increased by $16.1 million or 15% as our offshore fleet of 23 jack-ups and one semi-submersible was 94% utilized during the third quarter of 2003, compared to 93% in the third quarter of 2002, and achieved a 17% increase in average day rates between periods. Rowan’s fleet of 18 land rigs was 72% utilized during the third quarter of 2003, compared to 76% in the third quarter of 2002, and achieved a 15% increase in average day rates between periods. Drilling expenses increased by $7.1 million or 9% between periods, primarily due to higher pension costs, the expansion of our land drilling operations and the addition to our offshore fleet, in August 2003, of the Bob Palmer.

Rowan’s manufacturing operating results in the third quarter of 2003 reflect the effects of generally weak market conditions prevailing in the division’s equipment and steel groups, which were largely offset by the contribution from the drilling products group during the period. Manufacturing operations exclude approximately $22 million of products and services provided to the drilling division during the third quarter of 2003, most of which was attributable to construction progress on the Scooter Yeargain , compared to about $25 million in the same period of 2002, primarily due to the Bob Palmer . The division’s external backlog was approximately $45 million at September 30, 2003.

Rowan’s aviation operating results in the third quarter of 2003 reflect the effects of reduced energy-related flying activity, particularly in support of deepwater drilling operations in the Gulf of Mexico, and higher pension costs.

Expected near-term conditions in our principal drilling markets, based upon recent bid inquiries and other indications from our energy company customers, and the numbers of our rigs in each of those areas are as follows:

AREA	RIGS	EXPECTED NEAR-TERM CONDITIONS

Gulf of Mexico	22	Moderately improving exploration and development activity, with increasing emphasis on potential deep-well natural gas reserves on the Outer Continental Shelf

North Sea	1	Moderately improving jack-up drilling activity, fluctuating with oil prices

Eastern Canada	1	Moderately improving demand for harsh environment equipment, fluctuating with oil and natural gas prices

Expected near-term conditions in our principal aviation markets and the numbers of our aircraft based in each of those markets are as follows:

AREA	AIRCRAFT	EXPECTED NEAR-TERM CONDITIONS

Alaska	59	Normal seasonal decline

Gulf of Mexico	47	Generally stable levels of flight support activity

The drilling and aviation markets in which Rowan competes frequently experience significant changes in supply and demand. Drilling utilization and day rates are primarily a function of the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. These expenditures, in turn, are affected by many factors such as existing and newly discovered oil and natural gas reserves, political and regulatory policies, seasonal weather patterns, contractual requirements under leases or concessions, effects of energy company consolidations, and, probably most influential, oil and natural gas prices. Our aviation operations are also affected by the same factors, as flying in support of offshore energy operations remains a major source of business and Alaska operations are hampered by weather each winter. The volatile nature of these factors prevents us from being able to accurately predict whether existing market conditions will continue beyond the near term. In response to fluctuating market conditions, we can relocate our drilling rigs and aircraft from one geographic area to another, but only when we believe such moves are economically justified. Currently, Rowan’s drilling operations are profitable, but we can offer no assurance that existing operating conditions will prevail or that expected improvements in market conditions, as reflected in the preceding tables, will materialize. Our operations will be adversely affected should market conditions deteriorate.

Though considerably less volatile than our drilling and aviation operations, our manufacturing operations, especially the equipment group, have continued to be adversely impacted by a prolonged period of unfavorable world commodity prices, especially those for copper, iron ore, coal and gold, and a lack of new rig construction. Certain commodity prices appear to be on an upswing due to increasing worldwide demand. Rowan’s external manufacturing backlog has grown in recent months, and we are optimistic that a recovery in the demand for mining equipment may be underway. We cannot, however, accurately predict whether or not any such recovery will be sustained beyond the near term.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet figures and ratios as of September 30, 2003 and December 31, 2002 is as follows (dollars in thousands):

	September 30, 2003	December 31, 2002

Cash and cash equivalents	$50,014	$178,756
Current assets	$435,446	$469,902
Current liabilities	$143,874	$115,975
Current ratio	3.03	4.05
Long-term debt	$552,110	$512,844
Stockholders' equity	$1,128,332	$1,131,777
Long-term debt/total capitalization	.33	.31

Reflected in the comparison above are the effects in the first nine months of 2003 of capital expenditures of $184.7 million, proceeds from borrowings of $84.4 million, debt repayments of $34.7 million and net cash used in operations of $3.9 million.

Capital expenditures during the first nine months of 2003 were primarily related to the construction of the Bob Palmer, the Scooter Yeargain and the continued upgrade of our existing offshore and land drilling fleets.

The Bob Palmer is an enhanced version of our Super Gorilla class jack-up, designated a Super Gorilla XL , that is outfitted with 713 feet of leg, 139 feet more than Gorillas V, VI or VII , and has 30% larger spud cans, enabling operation in the Gulf of Mexico in water depths up to 550 feet. The rig can also operate in water depths up to 400 feet in the hostile environments offshore eastern Canada and in the North Sea. The Bob Palmer was delivered on August 18, 2003 and is currently under contract in the Gulf of Mexico. We financed $187.3 million of the cost of the Bob Palmer through an 18-year bank loan guaranteed by the U. S. Department of Transportation’s Maritime Administration ("MARAD") under its Title XI Program. The notes require semiannual interest payments in each January and July, with semiannual principal repayments commencing on January 15, 2004, and the Bob Palmer secures the government guarantee. At September 30, 2003, we had borrowed about $186 million under this facility, which bore interest at an annual rate of 1.35%.

The Scooter Yeargain is the first of as many as four of a new Tarzan class of jack-up rig, designed specifically for deep drilling in water depths up to 250 feet on the outer continental shelf in the Gulf of Mexico. The Tarzan class will offer drilling capabilities similar to our Gorilla class jack-ups, enabling more efficient drilling beyond 15,000 feet, but with reduced environmental criteria (wind, wave and current). The Scooter Yeargain is being constructed at Vicksburg, Mississippi with delivery expected during the second quarter of 2004. Construction of Tarzan II recently began at Vicksburg and should be completed during the first quarter of 2005. Delivery of the two additional Tarzan class jack-ups is expected to follow in six- to nine-month intervals in 2005 and 2006. The aggregate cost of the four Tarzan rigs will be around $400 million. We are financing up to $181 million of the cost of the first two Tarzan rigs through 15-year bank loans guaranteed by MARAD under its Title XI Program. The notes require semiannual interest payments in each May and November, with semiannual principal repayments commencing on November 10, 2004, and the rigs secure the government guarantees. At September 30, 2003, we had borrowed about $46 million under the Scooter Yeargain facility, which bore interest at an annual rate of 1.25%. We intend to pursue outside financing for Tarzans III and IV , if necessary. However, there can be no assurance that such financing will be obtainable.

We have signed a non-binding letter of intent to purchase three Sikorsky S-92 helicopters for the deepwater drilling market, subject to our obtaining long-term operating contracts. The S-92 design features a 19-passenger capacity and a range of 475 nautical miles. We currently expect the helicopters to be available in the first half of 2005 and that their total cost, estimated to approach $50 million, will be funded from existing working capital or outside financing. However, there can be no assurance that we will obtain suitable operating contracts, that working capital will be adequate or outside financing will be available.

Rowan estimates remaining 2003 capital expenditures will be between $45 million and $60 million, including approximately $30-40 million towards the construction of the Tarzan rigs. We may also spend amounts to acquire additional aircraft as market conditions justify and to upgrade existing rigs and manufacturing facilities.

Since 2000, Rowan has contributed more than $50 million to our defined benefit pension plans, including $21.9 million during the third quarter of 2003. Such contributions were determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and discount rates. Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements, which showed an accumulated comprehensive loss resulting from minimum pension liability adjustments of $55.2 million at September 30, 2003. We may be required to make similar or greater contributions in each of 2004, 2005 and 2006.

On June 30, 2003, Rowan completed the refinancing of our $162.2 million of outstanding floating-rate Gorilla VII debt through the issuance of a 2.8% fixed-rate note maturing in October 2013. The floating-rate debt was issued under MARAD’s Title XI program to finance the construction of Rowan Gorilla VII , which was completed in December 2001. The fixed-rate note is U.S. Government-guaranteed under the Title XI program, and Gorilla VII secures the government guarantee.

In recent years, Rowan has used operating cash flow and net proceeds from Title XI borrowings to finance capital expenditures. During 2003, however, our operations have required rather that generated cash and our capital expenditures have greatly exceeded our net Title XI borrowings, such that our cash position has declined by $128.7 million to $50.0 at September 30, 2003. Based upon current and anticipated near-term operating levels, we believe that our operations will again generate cash during the fourth quarter to an extent that, when combined with expected Title XI borrowings, should exceed planned capital expenditures and debt service and other requirements during the period, such that our cash position should be improved by year end. As noted previously, however, our operating cash flow depends largely upon factors beyond our control and there can be no assurance that our cash position will improve. Should our cash position deteriorate further we could defer some of our planned capital expenditures or pursue outside financing alternatives.

On November 16, 2001, an English Court ruled in Rowan’s favor and dismissed the plaintiff’s claim that it had been entitled, in January 1999, to terminate its drilling contract with a Rowan subsidiary for the use of the jack-up rig Rowan Gorilla V . The Court ordered the plaintiff to pay Rowan for all unpaid day rates, damages, interest and an interim payment for legal costs, for which we received $88.6 million. The matter was under appeal at December 31, 2001 and such amount, along with investment earnings, less outstanding receivables dating from contract inception, was deferred at year end. On March 14, 2002, a settlement agreement was reached among the parties whereby all litigation involving this matter was dropped and we received an additional $84.2 million. In total, Rowan received $175 million in connection with the Gorilla V contract dispute and such amount is shown, net of final legal costs and expenses, as Other Income on the Consolidated Statement of Operations for the nine months ended September 30, 2002.

Critical Accounting Policies and Management Estimates. Rowan’s significant accounting policies are outlined in Note 1 to our financial statements included in our 2002 Annual Report to Stockholders, which is incorporated by reference in our Form 10-K for the year ended December 31, 2002. Such policies, and management judgments, assumptions and estimates made in their application, underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe our most critical accounting policies and management estimates involve property and depreciation, specifically capitalizable costs, useful lives and salvage values, and pension liabilities and costs, specifically assumptions used in actuarial calculations, as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

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

Rowan uses the intrinsic value method of accounting for stock-based employee compensation pursuant to Accounting Principles Board Opinion No. 25. We estimate that use of the fair value method outlined by Statement of Financial Accounting Standards Nos. 123 and 148 would have reduced (increased) reported amounts of net income (loss) and net income (loss) per share by approximately $(3.3) million or $(.04) per share for the nine months ended September 30, 2003 and by approximately $3.0 million or $.03 per share for the nine months ended September 30, 2002.

Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", addresses accounting and reporting for fixed asset retirement costs and obligations. Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", addresses accounting and reporting for costs and obligations related to exit or disposal activities initiated on or after January 1, 2003. Rowan’s adoption of Statement Nos. 143 and 146, effective January 1, 2003, did not materially impact our financial position or results of operations.

This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to the expectations, beliefs and future expected financial performance of the Company that are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected by the Company. Among the factors that could cause actual results to differ materially are the following: oil, natural gas and other commodity prices; the level of offshore expenditures by energy companies; energy demand; the general economy, including inflation; weather conditions in the Company’s principal operating areas; and environmental and other laws and regulations . Other relevant factors have been disclosed in the Company’s filings with the U. S. Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is not significant. In addition, virtually all of the Company’s transactions are carried out in U. S. dollars, thus Rowan’s foreign currency exposure is not material. Fluctuating commodity prices affect Rowan’s future earnings only to the extent that they influence demand for Rowan’s products and services, as contracts based directly upon such prices are not significant to the Company’s operations . Rowan does not hold or issue derivative financial instruments.

Item 4. Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Exchange Act reports. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following is a list of Exhibits filed with this Form 10-Q:

	31	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

	32	Section 1350 Certifications (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K filed by the Registrant during the third quarter of fiscal year 2003:

July 15, 2003 – pertaining to the Company’s press release announcing its results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROWAN COMPANIES, INC.
(Registrant)

Date: November 13, 2003	/s/ E. E. THIELE

E. E. Thiele
Senior Vice President- Finance,
Administration and Treasurer
(Chief Financial Officer)

Date: November 13, 2003	/s/ W. H. WELLS

W. H. Wells
Controller
(Chief Accounting Officer)

