Form 10-K
period 2003-12-31
ROWAN COMPANIES INC
filed 2004-03-12
CIK 85408

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
     Title of each class                              on which registered
-------------------------------               ----------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.1 billion as of June 30, 2003, based upon the closing price of the registrant's Common Stock on the New York Stock Exchange Composite Tape on such date of $22.40 per share.

     The number of shares of Common Stock, $.125 par value, outstanding at March 1, 2004 was 105,724,036.

                       DOCUMENTS INCORPORATED BY REFERENCE

             Document                                  Part of Form 10-K
             --------                                  -----------------
Annual Report to Stockholders for
fiscal year ended December 31, 2003                    Parts I, II and IV

Proxy Statement for the 2004 Annual
Meeting of Stockholders                                Part III

                                TABLE OF CONTENTS

                                                                                   Page
PART I
     Item 1.   Business ....................................................         1
        Drilling Operations.................................................         1
           Offshore Operations .............................................         1
           Onshore Operations ..............................................         3
           Contracts .......................................................         4
           Competition .....................................................         4
           Regulations and Hazards .........................................         5
        Manufacturing Operations............................................         6
           Raw Materials....................................................         8
           Competition......................................................         8
           Regulations and Hazards..........................................         9
        Aviation Operations ................................................        10
           Contracts .......................................................        11
           Competition .....................................................        11
           Regulations and Hazards .........................................        12
        Employees ..........................................................        12
        Risk Factors .......................................................        12

     Item 2.   Properties ..................................................        15
        Drilling Rigs ......................................................        15
        Manufacturing Facilities............................................        17
        Aircraft ...........................................................        18

     Item 3.   Legal Proceedings ...........................................        19

     Item 4.   Submission of Matters to a Vote of Security Holders .........        19

     Additional Item. Executive Officers of the Registrant .................        19

PART II

     Item 5.   Market for Registrant's Common Stock and Related
                 Stockholder Matters .......................................        20

     Item 6.   Selected Financial Data .....................................        20

     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .......................        20

     Item 7A.  Quantitative and Qualitative Disclosures about Market Risks..        20

     Item 8.   Financial Statements and Supplementary Data .................        21

     Item 9.   Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure .......................        21

     Item 9A.  Controls and Procedures .....................................        21

PART III

     Item 10.  Directors and Executive Officers of the Registrant ..........        21

     Item 11.  Executive Compensation ......................................        22

     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management ............................................        22

     Item 13.  Certain Relationships and Related Transactions ..............        22

     Item 14.  Principal Accountant Fees and Services.......................        22

PART IV

     Item 15.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K .......................................        23

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

Information regarding each of Rowan's industry segments, including revenues, operating profit (loss), assets and foreign-source revenues for 2003, 2002 and 2001 is incorporated herein by reference from Footnote 10 of the Notes to Consolidated Financial Statements on pages 35 and 36 of Rowan's 2003 Annual Report to Stockholders ("Annual Report"), incorporated portions of which are filed as Exhibit 13 hereto.

During 2003, 14% of Rowan's consolidated revenues were derived from El Paso Corporation and 10% were derived from Anadarko Petroleum Corporation, primarily from drilling services. In 2002, 13% of Rowan's consolidated revenues were derived from El Paso Corporation, primarily from drilling services. In 2001, 14% of Rowan's consolidated revenues were derived from Anadarko Petroleum Corporation, primarily from drilling services.

DRILLING OPERATIONS

Rowan provides contract drilling services utilizing a fleet of 23 self-elevating mobile offshore drilling platforms ("jack-up rigs"), one mobile offshore floating platform ("semi-submersible rig") and 18 land drilling rigs. Rowan's drilling operations are conducted primarily in the Gulf of Mexico, the North Sea, offshore eastern Canada and in Texas and Louisiana. In 2003, drilling operations generated an operating profit (income from operations before deducting general and administrative expenses) of $30.6 million.

Offshore Operations

Since 1970, Rowan's drilling operations have featured jack-up rigs performing both exploratory and development drilling and, in certain areas, well workover operations. Rowan operates larger, deep-water type jack-up rigs capable of drilling to depths of 20,000 to 35,000 feet in maximum water depths ranging from 250 to 550 feet, depending on the size of the rig and its location.

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

At March 12, 2004, Rowan's offshore drilling fleet included the following:

     - 16 cantilever jack-up rigs, featuring three harsh environment "Gorilla class" rigs and four enhanced "Super Gorilla class" rigs

     - seven conventional jack-up rigs, including five rigs with skid base capability

     -    one semi-submersible rig

The fleet increased to 24 units following the delivery in August 2003 of the Bob Palmer. The Company operates two of the cantilever jack-up rigs under operating leases expiring in 2008.

Rowan's Gorilla class rigs are a heavier-duty class of jack-up rig, capable of operating in water depths up to 328 feet in extreme hostile environments (winds up to 100 miles per hour and seas up to 90 feet) such as in the North Sea and offshore eastern Canada. Gorillas II and III can drill up to 30,000 feet and Gorilla IV is equipped to reach 35,000 feet.

During the fourth quarter of 1998, Rowan completed construction of its first Super Gorilla class rig, Rowan Gorilla V. Construction of Rowan Gorilla VI was completed in June 2000, and Rowan Gorilla VII was delivered in December 2001. Gorillas V, VI and VII are enhanced versions of Rowan's Gorilla class rigs, featuring a combination drilling and production capability. They can operate year-round in 400 feet of water south of the 61st parallel in the North Sea, within the worst-case combination of 100-year storm criteria for waves, wave periods, winds and currents. Rowan financed $153.1 million of the cost of Gorilla V, $171.0 million of the cost of Gorilla VI and $185.4 million of the cost of Gorilla VII through bank loans guaranteed by the U.S. Department of Transportation's Maritime Administration under its Title XI Program.

In August 2003, Rowan completed construction of the Bob Palmer (formerly Gorilla
VIII), an enhanced version of the Super Gorilla class jack-up designated a Super Gorilla XL. The Bob Palmer has 713 feet of leg, 139 feet more than Gorillas V, VI or VII, and has 30% larger spud cans, enabling operation in the Gulf of Mexico in water depths up to 550 feet. The Bob Palmer can also operate in water depths up to 400 feet in the hostile environments offshore eastern Canada and in the North Sea. Rowan financed $187.3 million of the cost of the Bob Palmer through bank loans guaranteed under the Title XI Program.

In July 2001, Rowan's Board of Directors approved the development, design and construction of a new class of jack-up rig, specifically targeted for deep drilling in water depths up to 250 feet on the Gulf of Mexico's outer continental shelf. The Tarzan Class rig will offer drilling capabilities similar to our Gorilla class jack-ups, enabling more efficient drilling beyond 15,000 feet, but with reduced environmental criteria (wind, wave and current) and at less than one-half of the construction cost. The first of as many as four new Tarzan rigs, the Scooter Yeargain, is at Sabine Pass, Texas for final outfitting and should be delivered in April 2004. The second Tarzan Class rig, the Bob Keller, formerly Tarzan II, is under construction at Vicksburg, Mississippi, with delivery expected during the third quarter of 2005. Rowan has obtained financing for up to $180.9 of the cost of the first two Tarzan rigs through government-guaranteed Title XI bank loans, under terms and conditions similar to those in effect for the Bob Palmer, and has applied for Title XI financing for Tarzans III and IV.

The current fleet expansion program began in 1995 and represents Rowan's first new construction since the mid-1980s. In the intervening period, Rowan's capital expenditures were primarily for enhancements to existing drilling rigs and manufacturing facilities and for the purchase of aircraft. Of Rowan's 16 remaining jack-up rigs, six cantilever rigs and one conventional rig have been modified to provide a degree of hostile environment operating capability, and seven cantilever rigs and three conventional rigs are equipped to operate in water depths up to 350 feet.

Rowan takes advantage of lulls in drilling activity to perform needed maintenance and make certain enhancements to its drilling fleet. During 1998 and 1999, the Company completed the following enhancements: upgrading solids control mud systems on all nine of the Company's 116-C class jack-up rigs; adding one to two engines to six of the 116-C class rigs, each such rig now being equipped with six engines; installing new generation top-drives on four of the 116-C class rigs and one of the Gorilla class rigs; upgrading the electrical systems on one of the 84 class rigs; adding leg length to three of the 116-C class rigs and reconditioning the subsea equipment on the semi-submersible rig.

For a further discussion of Rowan's availability of funds in 2004 to sustain operations, debt service and planned capital expenditures, including those related to construction of the Tarzan Class rigs, see "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 22 of the Annual Report, which information is incorporated herein by reference. Also, see ITEM 2. PROPERTIES beginning on page 15 of this Form 10-K for additional information with respect to the capabilities and operating status of the Company's rigs.

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

Rowan operates six anchor-handling, towing and supply (AHTS) boats obtained under five-year lease agreements that expire in 2004 (one boat) and 2005 (five boats) and contain purchase options. The boats are fully crewed by the lessor, but managed by Rowan to provide towing and supply services to our drilling operations. Rowan also directly markets the boats to third parties, with emphasis on their anchor-handling capabilities for deepwater semi-submersibles.

Onshore Operations

Rowan has drilling equipment, personnel and camps available on a contract basis for exploration and development of onshore areas. Rowan currently owns 18 deep-well land rigs located as follows: 12 in Texas and six in Louisiana. The fleet features four newly constructed rigs and nine rigs that have been substantially rebuilt in recent years.

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

Rowan believes that the contract status of its onshore and offshore rigs is more informative than backlog calculations, and that backlog information is neither calculable nor meaningful given the cancellation options contained in, and the short duration of, fixed-term contracts and the indeterminable duration of well-to-well and multiple well contracts. See ITEM 2. PROPERTIES beginning on page 15 of this Form 10-K for the contract status of the Company's rigs as of March 12, 2004.

Competition

The contract drilling industry is highly competitive and involves many factors, including price, equipment capability, operating and safety performance and reputation. Rowan believes that it competes favorably with respect to all of these factors.

Rowan competes with more than 20 offshore drilling contractors together having available more than 500 mobile rigs worldwide and approximately 20 domestic drilling contractors with about 200 available deep-well land rigs in the aggregate. Based upon the number of rigs as tabulated by ODS-Petrodata, Rowan is the seventh largest offshore drilling contractor in the world and the sixth largest jack-up rig operator. Some of the Company's competitors have greater financial and other resources and may be more able to make technological improvements to existing equipment or replace equipment that becomes obsolete.

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

The offshore markets in which the Company competes are characterized by their economic viability and political stability. At March 12, 2004, Rowan had 21 jack-ups and its semi-submersible located in the Gulf of Mexico, one jack-up located offshore eastern Canada and one jack-up located in the North Sea. Based upon the number of rigs as tabulated by ODS-Petrodata, Rowan is the fourth largest offshore drilling contractor in the Gulf of Mexico and the second largest jack-up rig operator in the area. Relocation of equipment from one geographic location to another is dependent upon changing market dynamics, with moves occurring only when the likelihood of higher returns makes such action economical over the longer term. During 1999 and 2000, the Company relocated its six rigs from the North Sea to the Gulf of Mexico (five rigs) and offshore eastern Canada (one rig) and two rigs from offshore eastern Canada to the Gulf of Mexico to pursue more favorable market conditions. Gorilla VII was relocated from the Gulf of Mexico to the North Sea in January 2002.

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 22 of Rowan's 2003 Annual Report, the information under which caption is incorporated herein by reference, for a discussion of current industry conditions and their impact on operations.

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

MANUFACTURING OPERATIONS

In 1994, LeTourneau, Inc. ("LeTourneau"), a wholly-owned subsidiary of the Company, acquired the net assets of Marathon LeTourneau Company, headquartered in Longview, Texas. LeTourneau operates a mini-steel mill that recycles scrap and produces steel plate; a manufacturing facility that produces heavy equipment such as front-end loaders with up to an 80-ton capacity; and a drilling products group that has designed or built about one-third of all mobile offshore jack-up drilling rigs, including all 23 operated by Rowan. In 2003, the manufacturing division generated an operating profit of $2.3 million. External manufacturing backlog for all product lines was approximately $52 million at February 29, 2004, all of which is expected to be realized in 2004, compared with $24 million at February 28, 2003, all of which was realized during 2003.

The mining equipment product line features front-end loaders with bucket capacities of 18, 22, 28, 33 and 53 cubic yards. LeTourneau's loaders are generally used in coal, gold, copper, diamond and iron ore mines and utilize LeTourneau's diesel electric-drive system with digital controls. This system allows large, mobile equipment to stop, start and reverse without gear shifting and high maintenance braking. LeTourneau loaders can load rear-dump trucks in the 85-ton to 400-ton range. LeTourneau's mining equipment and parts are distributed through a worldwide network of independent distributors and its own distribution network serving the western United States and Australia.

The timber equipment product line features diesel electric powered log stackers with either two or four wheel drive configurations and load capacities ranging from 35 to 55 tons. LeTourneau is one of two manufacturers that sell electrically powered jib cranes rated from 25,000 to 52,000 lbs. at a reach of 100 to 150 feet and with a 360-degree rotation. LeTourneau's timber equipment is marketed primarily in North America through independent dealers and its own dealer in the northwestern United States.

LeTourneau's transportation equipment line produces several different types of material handling equipment, such as 50-ton capacity, diesel electric, gantry cranes used for lifting, transporting and stacking large shipping containers and trailers at ports and rail yards. Gantry cranes can span up to seven container rows plus a truck aisle and stack 9-1/2-feet tall containers up to five high. Gantry cranes equipped with a spreader can lift containers from the top and have retractable arms for loading and unloading piggyback trailers. LeTourneau's transportation equipment is marketed primarily in North America through independent dealers and its own dealer in the northwestern United States.

LeTourneau also sells parts and components to repair and maintain mining, timber and transportation equipment. Equipment parts are marketed through two independent dealers and its own dealer in the United States with 16 parts-stocking locations, one dealer in Canada with 12 parts-stocking locations, and 25 independent international dealers and its own Australian dealer with 40 parts-stocking locations.

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

LeTourneau's Vicksburg, Mississippi shipyard was reactivated during 1995-1996 following Rowan's announcement of the planned construction of Rowan Gorilla V and is dedicated to providing equipment, spare parts and engineering support to the offshore drilling industry. The yard currently employs about 700 people, most of whom have been hired since 1995. Some rig component manufacturing and rig repair services, as well as design engineering, continue to be performed at the Longview, Texas facility.

As noted previously, the drilling products group completed Rowan Gorilla V in late 1998 and Rowan Gorilla VI in June 2000, delivered Rowan Gorilla VII during December 2001 and the Bob Palmer during August 2003, and is currently constructing for the Company the first two of as many as four Tarzan Class jack-up rigs. The drilling products group also completed two Super 116-C class jack-up rig kits for others in 1998.

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

Competition

LeTourneau's mining equipment competes worldwide with several competitors. LeTourneau's loader product line has only two direct competitors; however, the larger loader models compete with other types of loading equipment, primarily electric and hydraulic mining shovels. Based upon internal marketing studies, LeTourneau's share of the small-loader market (1,000 horsepower and below) has decreased to less than 1% in recent years due to the availability of smaller (and cheaper) alternatives. In the large-loader market (above 1,000 horsepower), LeTourneau has achieved about a 50% share of both domestic and export sales over the past seven years.

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

Since 1955, when the first LeTourneau unit was delivered, LeTourneau has been recognized as a leading designer and builder of "jack-up" drilling rigs. Currently, there are nine competitive jack-ups under construction worldwide, two of which are LeTourneau's Tarzan Class rigs. At present, LeTourneau has a limited number of competitors in the rig construction and support industry. However, there are numerous shipyard facilities with the capability for jack-up construction.

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

LeTourneau may be liable for damages resulting from pollution of air, land and inland waters associated with its manufacturing operations. LeTourneau believes that compliance with environmental protection laws and regulations will have no material effect on its capital expenditures, earnings or competitive position during 2004. Further regulations may reasonably be anticipated, but any effects thereof on the Company's manufacturing operations cannot be accurately predicted.

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

AVIATION OPERATIONS

Rowan's wholly-owned subsidiary, Era Aviation, Inc. ("Era"), provides contract and charter helicopter and fixed-wing aviation services principally in Alaska, the coastal areas of Louisiana and Texas, and the western United States, with its fleet consisting on March 12, 2004 of 85 helicopters and 16 fixed-wing aircraft. In 2003, the aviation division incurred an operating loss of $5.4 million.

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

Based on the number of helicopters operating, Era is the largest helicopter operator in Alaska. It provides charter services from bases at Anchorage, Deadhorse (on the North Slope), Juneau, Kenai and Valdez. Era's charter and contract services are provided throughout Alaska with particular emphasis in the oil, mining and high-density tourist regions within the state. During 2003, the Alaska helicopter operations contributed approximately 26% of the Company's aviation revenues.

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

Since 1983, Era has operated a scheduled regional airline service in Alaska encompassing the transportation of passengers, mail and cargo. Era currently serves Valdez, Kenai, Homer, Kodiak and Cordova. In addition, it services 17 remote villages from its hub in Bethel, Alaska. Era operates under a code sharing agreement with Alaska Airlines, which is the largest carrier of passengers from the contiguous United States to Alaska. Based on revenue passenger miles, Era's regional airline is the largest airline operation of that type within the state of Alaska and, including the large jet carriers, is the third largest carrier of passengers into and out of the Ted Stevens Anchorage International Airport. During 2003, the commuter airline contributed approximately 30% of the Company's aviation revenues.

Since 1979, Era has been providing charter and contract helicopter services in the Gulf of Mexico area, primarily to the offshore oil and gas industry. Operations are conducted from the division office in Lake Charles, Louisiana and from bases in the Louisiana cities of Morgan City, Cameron, New Iberia, Intracoastal City, Venice, Fourchon, Houma, Schriever and Johnson Bayou and the Texas cities of Houston, Corpus Christi, Bay City and Sabine Pass. Based on the number of helicopters operating, Era is the third largest helicopter operator in the Gulf of Mexico. During 2003, the Gulf of Mexico helicopter operations contributed approximately 38% of the Company's aviation revenues.

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

During 2001, the Company committed to purchase three Sikorsky S-92 helicopters for the Gulf of Mexico deepwater drilling market, subject to obtaining long-term operating contracts. The S-92 design features a 19-passenger capacity and a range of 475 nautical miles. Rowan currently expects the helicopters to be available in the first half of 2005 and that their total cost will approach $50 million.

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

Era aircraft at March 12, 2004 consisted of 85 helicopters (including 40 based in Alaska and 45 in the Gulf of Mexico area) and 16 fixed-wing aircraft (based in Alaska). The fleet contract status at that date included 20 term contracts. The remaining aircraft were either being operated under day-to-day charters or one or more of 80 master service agreements, or were available for operation under day-to-day charter or other contract arrangements.

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

EMPLOYEES

Rowan had 5,282 employees at February 29, 2004 and 5,395, 5,227 and 4,943 employees at December 31, 2003, 2002 and 2001, respectively. Some of the employees included in these numbers are not United States citizens. None of the Company's employees are covered by collective bargaining agreements with labor unions. Rowan considers relations with its employees to be satisfactory.

RISK FACTORS

You should consider carefully the following risk factors, in addition to the other information contained and incorporated by reference in this Form 10-K, before deciding to invest in our common stock.

Volatile oil and natural gas prices greatly impact demand for our offshore drilling and related services.

The success of our drilling, manufacturing and aviation operations depends upon the condition of the oil and gas industry, particularly the level of offshore drilling activity. Demand for our offshore drilling and related services is vulnerable to periodic declines in drilling activity typically associated with depressed oil and natural gas prices. Oil and natural gas prices have historically been volatile, and the offshore drilling market was generally depressed from the early 1980s until the mid-1990s.

While the drilling industry benefited from increasing oil and natural gas prices during most of the 1999-2000 period, it has never fully recovered from the dramatic decline in prices during 1998 and the ensuing reduction in drilling activity and day rates. Oil and natural gas prices increased steadily during 2000, but declined just as swiftly in 2001. Our drilling operations improved over much of the 2000-2001 period, but deteriorated rapidly over the last half of 2001. During 2002, oil and natural gas prices virtually doubled and, throughout 2003 and early 2004, have generally remained at historically high levels. However, demand for drilling services, particularly in our largest market, the Gulf of Mexico, remains well below peak 2000-2001 levels, and our drilling operating results in 2002 and the first half of 2003 were generally unfavorable. In early 2004, our rig utilization and average day rates have declined and our drilling operations have been adversely impacted.

Demand for drilling services also depends on additional factors that are beyond our control, including:

     -    fluctuations in the worldwide demand for oil and natural gas;

     - the willingness and ability of the Organization of Petroleum Exporting Countries, or OPEC, to limit production levels and influence prices;

     - political and military conflicts in oil-producing areas and the effects of terrorism; and

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

In 2002, we experienced a 16% decline in revenues and incurred a net loss from operations of $12.9 million due primarily to the rapid decline in oil and natural gas prices in 2001, as discussed above. We incurred a $7.8 million net loss in 2003 and anticipate a net loss during the first quarter of 2004.

Our markets remain highly competitive, which may cause us difficulty in differentiating our products and services and maintaining satisfactory price levels.

The drilling, manufacturing and aviation markets are highly competitive, and no single competitor is dominant. In the drilling market, a general oversupply of rigs has lasted for well over a decade, and we believe that competition for drilling contracts will continue to be intense for the foreseeable future. Changes in drilling technology or in our competitors' rig fleets could affect our ability to compete in this market. The aviation and manufacturing markets are also characterized by vigorous competition among several competitors. Some of our competitors possess greater financial resources than we do.

Our fleet expansion program may encounter liquidity problems.

If the operating conditions we experienced in 2002, the first half of 2003 and early 2004 continue for a prolonged period, our results of operations and working capital may not be adequate to finance our fleet expansion program, and outside financing may not be available. We would be forced to suspend our construction program.

We have in progress an offshore fleet expansion program under which we could spend more than $280 million over the 2004-2006 period towards the completion of the first two Tarzan Class jack-up rigs and, subject to final approval by our Board of Directors, the construction of two additional Tarzan Class rigs, of which only about $90 million is financed at this time. In addition, we expect to spend another $40-50 million annually over this period for upgrades to existing equipment and facilities and additional aircraft. We currently have no other available lines of credit. Thus, much of our expected capital expenditures over the 2004-2006 period will need to be financed from working capital or results of operations. If we experience cost overruns or delays in our capital projects or if we should need additional financing and are unable to obtain it at commercially favorable rates, we could experience liquidity problems.

Our results of operations will be adversely affected if we are unable to secure drilling contracts for our rigs on economically favorable terms.

The drilling markets in which we compete frequently experience significant fluctuations in the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. In response to fluctuating market conditions, we can, as we have done in the past, relocate drilling rigs from one geographic area to another, but only when such moves are economically justified over the longer term. If demand for our rigs declines, our rig utilization and day rates are generally adversely affected.

The addition to our available drilling fleet of the Scooter Yeargain in 2004 and the Bob Keller in 2005 will, in each case, significantly increase our daily operating costs. Neither rig has been contracted at this time, and day rates for comparable rigs have, at many times over the past several years, only slightly exceeded the expected daily operating costs of the Tarzan Class rigs. We may be unable to secure economical drilling contracts for the rigs, in which case their delivery will negatively impact our operating results.

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

     - significant impairment of producing wells, leased properties or underground geological formations; and

     -    major environmental damage.

Our offshore drilling operations are also subject to marine hazards, either at offshore sites or while drilling equipment is under tow, such as vessel capsizings, collisions or groundings. In addition, raising and lowering jack-up rigs, an offshore drilling platform whose three legs independently penetrate the ocean floor, flooding semi-submersible ballast tanks to help fix the floating drilling unit over a well site and drilling into high-pressure formations are complex, hazardous activities and we frequently encounter problems.

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

Anti-takeover provisions in our Certificate of Incorporation, bylaws and stockholder rights plan could make it difficult for holders of our common stock to receive a premium for their shares upon a change of control.

Holders of the common stock of acquisition targets may receive a premium for their shares upon a change of control. Delaware law and the following provisions, among others, of our Certificate of Incorporation, bylaws and rights plan could have the effect of delaying or preventing a change of control and could prevent holders of our common stock from receiving such a premium:

     - The affirmative vote of 80% of the outstanding shares of our capital stock is required to approve business combinations with any related person that have not been approved by our board of directors. We are also subject to a provision of Delaware corporate law that prohibits us from engaging in a business combination with any interested stockholder for three years from the date that person became an interested stockholder unless specified conditions are met.

     - Special meetings of stockholders may not be called by anyone other than our board of directors, its chairman, its executive committee or our president or chief executive officer.

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

     - We have adopted a stockholder rights plan that provides our stockholders rights to purchase junior preferred stock in certain circumstances, whereby the ownership of Rowan shares by a potential acquirer can be significantly diluted by the sale at a significant discount of additional Rowan shares to all other stockholders, which could discourage unsolicited acquisition proposals.

ITEM 2. PROPERTIES

Rowan leases as its corporate headquarters 59,600 square feet of space in an office tower located at 2800 Post Oak Boulevard in Houston, Texas.

DRILLING RIGS

On the following two pages are summaries of the principal drilling equipment owned or operated by Rowan and in service at March 12, 2004. See "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 22 in the Annual Report, which pages are incorporated herein by reference.

OFFSHORE RIGS

                                       Depth (feet) (b)                                        Contract Status
                                       ----------------  Year in                  ----------------------------------------------
         Name               Class (a)  Water  Drilling   Service     Location        Customer       Type (h)       Duration (i)
--------------------------  ---------  -----  --------   -------  --------------  --------------  -------------  ---------------
CANTILEVER JACK-UP RIGS:

Bob Keller (j)                225-C      250   35,000      2005

Scooter Yeargain (j)          225-C      250   35,000      2004

Bob Palmer (c)(e)             224-C      550   35,000      2003   Gulf of Mexico  not committed

Rowan Gorilla VII (c)(e)      219-C      400   35,000      2002     North Sea      Tuscan Energy      term       December 2004

Rowan Gorilla VI (c)(e)       219-C      490   35,000      2000   Gulf of Mexico      Apache      multiple well  September 2004

Rowan Gorilla V (c)(e)        219-C      400   35,000      1998   Eastern Canada     El Paso       single well     March 2004

Rowan Gorilla IV (c)(d)       200-C      450   35,000      1986   Gulf of Mexico  not committed

Rowan Gorilla III (c)(d)      200-C      450   30,000      1984   Gulf of Mexico       ADT1        single well     April 2004

Rowan Gorilla II (c)(d)       200-C      450   30,000      1984   Gulf of Mexico      El Paso     well-to-well     April 2004

Rowan-California (c)          116-C      300   30,000      1983   Gulf of Mexico      Apache      multiple well     May 2004

Rowan-Halifax (c)(g)          116-C      350   30,000      1982   Gulf of Mexico      Apache       single well     March 2004

Cecil Provine (c)(g)          116-C      300   30,000      1982   Gulf of Mexico     Westport      single well     April 2004

Gilbert Rowe (c)(d)           116-C      350   30,000      1981   Gulf of Mexico     Dominion      single well     March 2004

Arch Rowan (c)(d)             116-C      350   30,000      1981   Gulf of Mexico     Remington    multiple well    March 2004
                                                                                      Unocal      multiple well     July 2004

Charles Rowan (c)(d)          116-C      350   30,000      1981   Gulf of Mexico     Anadarko      single well     April 2004

Rowan-Paris (c)(d)            116-C      350   30,000      1980   Gulf of Mexico     Newfield      single well     April 2004

Rowan-Middletown (c)(d)       116-C      350   30,000      1980   Gulf of Mexico      Devon       well-to-well      July 2004

Rowan-Fort Worth (c)(d)       116-C      350   30,000      1978   Gulf of Mexico     Spinnaker     single well     March 2004
                                                                                      McMoran      single well      June 2004

CONVENTIONAL JACK-UP RIGS:

Rowan-Odessa (c)(f)            116       350   30,000      1977   Gulf of Mexico    Remington     well-to-well      May 2004

Rowan-Juneau (c)(f)            116       300   30,000      1977   Gulf of Mexico     Anadarko      single well     July 2004

Rowan-Alaska (c)(f)            84        350   30,000      1975   Gulf of Mexico    Spinnaker      single well     March 2004

Rowan-Louisiana (c)(f)         84        350   30,000      1975   Gulf of Mexico     Anadarko      single well      May 2004

Rowan-Texas (c)                52        250   20,000      1973   Gulf of Mexico    Remington     well-to-well     March 2004

Rowan-Anchorage (c)            52        250   20,000      1972   Gulf of Mexico     Newfield     well-to-well     April 2004

Rowan-New Orleans (c)(f)       52        250   20,000      1971   Gulf of Mexico   ADTI/Newfield   single well     April 2004

SEMI-SUBMERSIBLE RIG:

Rowan-Midland (c)                      1,200   25,000      1976   Gulf of Mexico   W&T Offshore    single well   April-June 2004

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

(d)  Unit equipped with three mud pumps

(e)  Unit equipped with four mud pumps

(f) Unit equipped with a skid base unit - refer to page 2 of this Form 10-K for a discussion of "skid base" technology

(g)  Unit sold and leased back under agreement expiring in 2008

(h) Refer to "Contracts" on page 4 of this Form 10-K for a discussion of types of drilling contracts.

(i)  Indicates estimated completion date of work to be performed

(j) Indicates units currently under construction with anticipated year of completion

ONSHORE RIGS (a)

                                      Maximum                                 Contract Status
                                      Drilling                 ----------------------------------------------
   Name               Type          Depth (feet)   Location       Customer        Type (c)       Duration (d)
-------------  ------------------   ------------   ---------   -------------    ------------     ------------
Rig 7 (e)           Mechanical         18,000        Texas     not marketed

Rig 9            Diesel electric       25,000      Louisiana     Anadarko       well-to-well       May 2004

Rig 12 (e)          Mechanical         18,000        Texas     not marketed

Rig 14 (b)         AC electric         35,000        Texas      ExxonMobil      well-to-well       May 2004

Rig 15 (b)         AC electric         35,000        Texas     not committed

Rig 18 (b)     SCR diesel electric     35,000        Texas      Black Stone     single well        May 2004

Rig 26 (b)     SCR diesel electric     25,000      Louisiana   Noble Energy     single well       April 2004

Rig 29             Mechanical          18,000      Louisiana     Anadarko       well-to-well      April 2004

Rig 30 (b)(e)      Mechanical          25,000        Texas     not marketed

Rig 31 (b)     SCR diesel electric     35,000      Louisiana   Noble Energy     single well        May 2004

Rig 33         SCR diesel electric     18,000        Texas     not committed

Rig 34 (b)     SCR diesel electric     25,000        Texas       Anadarko       well-to-well      April 2004

Rig 35         SCR diesel electric     18,000      Louisiana     Anadarko       well-to-well      April 2004

Rig 41 (b)     SCR diesel electric     25,000        Texas        Vision        well-to-well       May 2004

Rig 51 (b)     SCR diesel electric     25,000      Louisiana     Goldston       single well        May 2004

Rig 52 (b)     SCR diesel electric     25,000        Texas      Burlington      single well       March 2004

Rig 53 (b)     SCR diesel electric     25,000        Texas       Newfield       single well       March 2004

Rig 54 (b)     SCR diesel electric     25,000        Texas       Newfield       well-to-well      June 2004

(a) Most of the rigs were constructed at various dates between 1960 and 1982, utilizing new as well as used equipment, and have since been substantially rebuilt. Rigs 51, 52 and 53 were completed during 2001 and Rig 54 in 2002.

(b)  Unit equipped with a top-drive drilling system

(c) Refer to "Contracts" on page 4 of this Form 10-K for a discussion of types of drilling contracts.

(d)  Indicates estimated completion date of work to be performed

(e) Rigs 7, 12 and 30 are not being actively marketed. Rowan's investment in and ongoing costs associated with these rigs are not significant.

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

In 2003, the Company relocated its electrical components, service and supply business conducted by OEM to a newly-constructed facility in Houston, Texas, having approximately 187,000 square feet of covered work area and 17,000 square feet of office space.

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

AIRCRAFT

At March 12, 2004, Era operated a fleet of 85 helicopters and 16 fixed-wing aircraft, consisting of the following:

     -    60 twin-engine turbine aircraft, including:

          -    3 Sikorsky S-61Ns (26 passengers)

          -    2 Eurocopter AS-332L Super Pumas (19 passengers)

          -    16 Bell 212s (14 passengers)

          -    10 Bell 412s (14 passengers)

          -    7 Sikorsky S-76A+s (13 passengers)

          -    22 Eurocopter BO-105CBSs (5 passengers)

     -    25 single-engine turbine aircraft -

          -    25 Eurocopter AS350B-2 AStars (6 passengers)

     -    16 fixed-wing aircraft, including:

          -    2 Convair 580s (50 passengers)

          -    9 DeHavilland Twin Otters (9-19 passengers)

          -    3 DeHavilland Dash 8s (37 passengers)

          -    2 Douglas DC-3s (28 passengers).

Era's principal aircraft bases in Alaska, all located on leased property, are a fixed-wing air service center (57,000 square feet of hangar, repair and office facilities) at Ted Stevens Anchorage International Airport, with two adjacent hangars housing its helicopter operations and training and accounting operations totaling approximately 45,000 square feet. Era also maintains similar, smaller helicopter facilities in Alaska at Deadhorse, Juneau and Valdez.

Era's principal base for its Gulf of Mexico operations is located on leased property at Lake Charles Regional Airport. The facility has 66,000 square feet of space, including helicopter hangars, a repair facility, a training facility and an operations and administrative building. Era also operates a helicopter base (20,700 square feet of hangar, repair and office facilities) located on leased property at the Terrebonne Airport in Houma, Louisiana, a helicopter base (5,700 square feet of hangar, repair and office facilities) located on leased property in New Iberia, Louisiana, a helicopter base (18,900 square feet of hangar, repair, waiting room and office facilities) located on 47 acres of leased property in Fourchon, Louisiana and a helicopter base (3,600 square feet of office and waiting room facilities) located on 14 acres of owned or leased property in Venice, Louisiana.

ITEM 3. LEGAL PROCEEDINGS

Rowan is involved in various legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. Rowan believes that there are no known contingencies, claims or lawsuits that will have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Rowan common stockholders during the fourth quarter of the fiscal year ended December 31, 2003.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

The names, positions, years of credited service and ages of the officers of the Company as of March 12, 2004 are listed below. Officers are normally appointed annually by the Board of Directors at the bylaws-prescribed meeting held in the spring and serve at the discretion of the Board of Directors. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

                                                                                        Years of
                                                                                        Credited
       Name                                   Position                                   Service      Age
-------------------     --------------------------------------------------------        --------      ---
EXECUTIVE OFFICERS:
D. F. McNease           President, Chief Executive Officer and Director                    29         52
R. G. Croyle            Vice Chairman of the Board and Chief Administrative Officer        30         61
E. E. Thiele            Senior Vice President, Finance, Administration and Treasurer       34         64
Paul L. Kelly           Senior Vice President, Special Projects                            21         64
John L. Buvens          Senior Vice President, Legal                                       23         48
Mark A. Keller          Senior Vice President, Marketing -  North American Drilling        11         51
D. C. Eckermann (1)     Vice President, Manufacturing                                      17         56
C. W. Johnson (2)       Vice President, Aviation                                           26         60
Bill S. Person          Vice President, Industrial Relations                               36         56
William C. Provine      Vice President, Investor Relations                                 17         57
OTHER OFFICERS:
William H. Wells        Controller                                                          9         41
Mark H. Hay             Secretary and Assistant Treasurer                                  24         59
P. G. Wheeler           Assistant Treasurer and Corporate Tax Director                     29         56
Lynda A. Aycock         Assistant Treasurer and Assistant Secretary                        32         57

(1) Also serves as President and Chief Executive Officer of LeTourneau, Inc., a Rowan subsidiary.

(2) Also serves as President and Chief Operating Officer of Era Aviation, Inc., a Rowan subsidiary.

Each of the officers listed above continuously served in the position shown above for more than the past five years except as noted in the following paragraphs.

Since May 2003, Mr. McNease's principal occupation has been in the position set forth. From August 2002 to May 2003, Mr. McNease served as President and Chief Operating Officer of the Company. From April 1999 to August 2002, Mr. McNease served as Executive Vice President of the Company and President of its drilling subsidiaries. For more than five years prior to that time, Mr. McNease served as Senior Vice President, Drilling. Mr. McNease was first elected to the Board of Directors in April 1998.

Since August 2002, Mr. Croyle's principal occupation has been in the position set forth. For more than five years prior to that time, Mr. Croyle served as Executive Vice President of the Company. Mr. Croyle was first elected to the Board of Directors in April 1998.

Since April 2003, Mr. Buvens' principal occupation has been in the position set forth. For more than five years prior to that time, Mr. Buvens served as Vice President - Legal.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required hereunder regarding the Common Stock price range and cash dividend information for 2003 and 2002 and the number of holders of Common Stock is set forth on page 38 of Rowan's Annual Report under the title "Common Stock Price Range, Cash Dividends and Stock Splits (Unaudited)", and is incorporated herein by reference, except for the final two sentences under such title. Also incorporated herein by reference to the Annual Report is the fourth paragraph appearing in the right column on page 21 within "Management's Discussion and Analysis of Financial Condition and Results of Operations", which provides information pertinent to the Company's payment of and ability to pay cash dividends subject to certain restrictions. Rowan's Common Stock is listed on the New York Stock Exchange and the Pacific Exchange - Stock & Options.

ITEM 6. SELECTED FINANCIAL DATA

The information required hereunder is set forth on pages 14 and 15 of Rowan's Annual Report under the title "Ten-Year Financial Review" and is incorporated herein by reference, except for the information for the years 1998, 1997, 1996, 1995 and 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required hereunder is set forth on pages 16 through 22 under the title "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Rowan's Annual Report and is incorporated herein by reference.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K beginning on page 23 of this Form 10-K for a listing of financial statements of the registrant and its subsidiaries, all of which financial statements are incorporated by reference under this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer, along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Exchange Act reports. There have been no changes in the Company's internal controls over financial reporting that have occurred subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in the table spanning pages 2 and 3, and in footnotes (1) and
(2) on page 3, the second paragraph under the caption "Director Independence" on page 16, and the information under the captions "Audit Committee Financial Expert" and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 17 of the Proxy Statement for Rowan's 2004 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. There are no family relationships among the directors or nominees for director and the executive officers of the Company, nor any arrangements or understandings between any director or nominee for director and any other person pursuant to which such director or nominee for director was selected. Except as otherwise indicated, each Rowan director or nominee for director has been employed or engaged for the past five years in the principal occupation set forth opposite his name in the information incorporated by reference. See ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT on page 19 of this Form 10-K for information relating to executive officers. The Company's Code of Business Conduct for Senior Financial Officers is included as an exhibit to this Form 10-K and is posted on the Company's website, at www.rowancompanies.com.

ITEM 11. EXECUTIVE COMPENSATION

The standard arrangement for compensating directors described under the title, "Director Compensation and Attendance" on page 3 of the Proxy Statement and the information appearing under the captions "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Pension Plans" on pages 10 through 12 of the Proxy Statement are incorporated herein by reference. In accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Proxy Statement under the titles "Compensation Committee Report on Executive Compensation", "Audit Committee Report" and "Stock Performance Graphs" shall not be deemed to be filed as part of this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding security ownership of management of the Company set forth under the title "Director and Officer Stock Ownership" appearing on page 5 and the information appearing under the title "Security Ownership of Certain Beneficial Owners" appearing on page 14 of the Proxy Statement is incorporated herein by reference.

The business address of all directors is the principal executive offices of the Company as set forth on the cover page of this Form 10-K.

The following table provides information about our common stock that may be issued upon the exercise of options and rights or the conversion of debentures under all of our existing equity compensation plans as of December 31, 2003, including the Restated 1988 Nonqualified Stock Option Plan, as amended, the 1998 Nonemployee Directors Stock Option Plan and the 1998 Convertible Debenture Incentive Plan, as amended.

                                     Number of securities        Weighted average        Number of
                                  to be issued upon exercise     exercise price of      securities
                                    of outstanding options,    outstanding options,    available for
Plan category                         warrents and rights       warrents and rights   future issuance
-----------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders             7,942,827 (a)              $ 16.10 (a)        2,485,368 (b)
-----------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                     -                        -                    -
-----------------------------------------------------------------------------------------------------
Total                                    7,942,827                  $ 16.10            2,485,368
=====================================================================================================

(a) Includes the following equity compensation plans: the Restated 1988 Nonqualified Stock Option Plan, as amended, had options for 5,524,958 shares of common stock outstanding at December 31, 2003 with a weighted average exercise price of $15.95 per share; the 1998 Nonemployee Directors Stock Option Plan had options for 124,000 shares of common stock outstanding at December 31, 2003 with a weighted average exercise price of $21.94 per share; and the 1998 Convertible Debenture Incentive Plan, as amended, had approximately $37 million of employee debentures outstanding at December 31, 2003, convertible into 2,293,869 shares of common stock at a weighted average conversion price of $16.13 per share

(b) Amount reflects options for 2,417,368 shares of common stock available for issuance under the Restated 1988 Nonqualified Stock Option Plan, as amended, and options for 68,000 shares of common stock available for issuance under the 1998 Nonemployee Directors Stock Option Plan at December 31, 2003. Amount excludes shares issuable under the 1998 Convertible Debenture Incentive Plan, as amended, which had $5 million principal amount of debentures issuable under the plan at December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain business relationships and transactions between Rowan and certain directors and executive officers of the Company under the caption "Certain Transactions" appearing on page 15 of the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the two paragraphs on page 9 of the Proxy Statement, including the table shown therein, is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

     The following financial statements and independent auditors' report, included in the Annual Report, are incorporated herein by reference:

                                                                          Page of 2003
                                                                          Annual Report
                                                                          ------------
Consolidated Balance Sheet, December 31, 2003 and 2002 ...........             23
Consolidated Statement of Operations for the Years Ended
     December 31, 2003, 2002 and 2001 ..............................           24
Consolidated Statement of Comprehensive Income (Loss)
     for the Years Ended December 31, 2003, 2002 and 2001 ..........           24
Consolidated Statement of Changes in Stockholders' Equity
     for the Years Ended December 31, 2003, 2002 and 2001 ..........           25
Consolidated Statement of Cash Flows for the Years Ended
     December 31, 2003, 2002 and 2001 ..............................           26
Notes to Consolidated Financial Statements .......................             27
Independent Auditors' Report .....................................             37
Selected Quarterly Financial Data (Unaudited) for the
     Quarters Ended March 31, June 30, September 30
     and December 31, 2003 and 2002 ................................           38

     2. Financial Statement Schedules

     Financial Statement Schedules I, II, III, IV, and V are not included in this Form 10-K because such schedules are not required or the required information is not significant.

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

     3b   Bylaws amended as of May 1, 2003, incorporated by reference to
          Exhibit 3.1 to Form 10-Q for the fiscal quarter ended March 31, 2003 (File No. 1-5491).

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

     10k  Consulting Agreement dated May 1, 2003 between Rowan and C. R. Palmer.

     10l Commitment to Guarantee Obligations dated December 17, 1996 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to
          Exhibit 10t to Form 10-K for fiscal year ended December 31, 1996 (File No. 1-5491).

     10m Amendment No. 1 dated June 30, 1997 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10p to 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).

     10n Amendment No. 2 dated July 1, 1998 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10o to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

     10o Credit Agreement and Trust Indenture both dated December 17, 1996 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10u to Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

     10p Amendment No. 1 to the Credit Agreement and Supplement No. 1 to Trust Indenture both dated July 1, 1997 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).

     10q Supplement No. 2 to Trust Indenture dated July 1, 1998 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

     10r Commitment to Guarantee Obligations dated September 29, 1998 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to
          Exhibit 10a to Form 10-Q for fiscal quarter ended September 30, 1998 (File No. 1-5491).

     10s Credit Agreement and Trust Indenture both dated September 29, 1998 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10b to Form 10-Q for the fiscal quarter ended September 30, 1998 (File No. 1-5491).

     10t Amendment No. 1 dated March 15, 2001 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).

     10u Supplement No. 1 to Trust Indenture dated March 15, 2001 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).

     10v Commitment to Guarantee Obligations dated October 29, 1999 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to
          Exhibit 10v to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

     10w Credit Agreement and Trust Indenture both dated October 29, 1999 between Rowan and Citibank, N.A, incorporated by reference to Exhibit 10w to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

     10x Amendment No. 1 to the Commitment to Guarantee Obligations dated June 30, 2003 between Rowan and Citibank, N.A.

     10y Supplement No. 1 to Trust Indenture dated June 30, 2003 between Rowan and Citibank, N.A.

     10z Commitment to Guarantee Obligations dated May 23, 2001 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to
          Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

     10aa Credit Agreement and Trust Indenture both dated May 23, 2001 between
          Rowan and Citibank, N.A., incorporated by reference to Exhibit 10z to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

     10bb Commitment to Guarantee Obligations dated May 28, 2003 and First
          Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation relating to the Scooter Yeargain.

     10cc Credit Agreement and Trust Indenture both dated May 28, 2003 between
          Rowan and Citibank, N.A. relating to the Scooter Yeargain.

     10dd Commitment to Guarantee Obligations dated May 28, 2003 and First
          Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation relating to the Bob Keller (formerly Tarzan II).

     10ee Credit Agreement and Trust Indenture both dated May 28, 2003 between
          Rowan and Citibank, N.A. relating to the Bob Keller (formerly Tarzan
          II).

     11 Computation of Basic and Diluted Income Per Share for the years ended December 31, 2003, 2002 and 2001 appearing on page 30 in this Form 10-K.

     13*  Annual Report to Stockholders for fiscal year ended December 31, 2003.

     14   Code of Business Conduct for Senior Financial Officers of the Company.

     21   Subsidiaries of the Registrant as of March 12, 2004.

     23   Independent Auditors' Consent.

     24 Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 2003.

     31 Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002).

     32   Section 1350 Certifications (Section 906 of the Sarbanes-Oxley Act of
          2002).

          * Only portions specifically incorporated herein are deemed to be filed.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     Compensatory plans in which Rowan's directors and executive officers participate are listed as follows:

     - Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Appendix C to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491).

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

     - 1998 Convertible Debenture Incentive Plan, incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491).

     - Pension Restoration Plan, incorporated by reference to Exhibit 10i to Form 10-K for the fiscal year ended December 31, 1992 (File 1-5491).

     - Pension Restoration Plan of LeTourneau, Inc., a wholly owned subsidiary of the Company, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

     -    Consulting Agreement dated May 1, 2003 between Rowan and C. R. Palmer.

     Rowan agrees to furnish to the Commission upon request a copy of all instruments defining the rights of holders of long-term debt of the Company and its subsidiaries.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of fiscal year 2003, except as follows:

               On October 15, 2003, Rowan Companies, Inc. issued a press release announcing its results for the third quarter of 2003. Such press release was included as an exhibit to Form 8-K filed on that date.

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

                                       ROWAN COMPANIES, INC.

                                       By:   D. F. MCNEASE
                                             (D. F. McNease, President and
                                             Chief Executive Officer)

                                       Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

       Signature                                 Title                              Date
----------------------                 --------------------------               --------------
D. F. MCNEASE                          President, Chief Executive               March 12, 2004
(D.   F. McNease)                      Officer and Director

E. E. THIELE                           Principal Financial Officer              March 12, 2004
(E. E. Thiele)

WILLIAM H. WELLS                       Principal Accounting Officer             March 12, 2004
(William H. Wells)

*HENRY O. BOSWELL                      Director                                 March 12, 2004
(Henry O. Boswell)

*HANS M. BRINKHORST                    Director                                 March 12, 2004
(Hans M. Brinkhorst)

*R. G. CROYLE                          Vice Chairman of the Board               March 12, 2004
(R. G. Croyle)

*WILLIAM T. FOX III                    Director                                 March 12, 2004
(William T. Fox III)

*FREDERICK R. LAUSEN                   Director                                 March 12, 2004
(Frederick R. Lausen)

*H. E. LENTZ                           Director                                 March 12, 2004
(H. E. Lentz)

*LORD MOYNIHAN                         Director                                 March 12, 2004
(Lord Moynihan)

*C. R. PALMER                          Chairman of the Board                    March 12, 2004
(C. R. Palmer)

*BY D. F. MCNEASE
(D. F. McNease, Attorney-in-fact)

                                                                      EXHIBIT 11

                              ROWAN COMPANIES, INC.
                            COMPUTATION OF BASIC AND
                        DILUTED INCOME (LOSS) PER SHARE
                    (in thousands except per share amounts)

                                                            For the Year Ended December 31,
                                                       ---------------------------------------
                                                          2003           2002           2001
                                                       ----------     ----------     ---------
Weighted average shares of common stock
     outstanding                                           93,820         93,764         94,173

Stock options (treasury stock method)                                        735            702

Shares issuable from assumed conversion of
     floating rate subordinated debentures                                   893            936
                                                       ----------     ----------     ----------
Weighted average shares for diluted
     income per share calculation                          93,820         95,392         95,811
                                                       ==========     ==========     ==========
Net income (loss) for basic calculation                $   (7,774)    $   86,278     $   76,998

Charges related to dilutive securities
                                                       ----------     ----------     ----------
Net income (loss) for diluted calculation              $   (7,774)    $   86,278     $   76,998
                                                       ==========     ==========     ==========
Basic income (loss) per share                          $     (.08)    $      .92     $      .82
                                                       ==========     ==========     ==========
Diluted income (loss) per share                        $     (.08)    $      .90     $      .80
                                                       ==========     ==========     ==========

         Note: Reference is made to Note 1 to Consolidated Financial Statements regarding computation of per share amounts.

                                  EXHIBIT INDEX

                                                                     Page 1 of 6

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

    (1)          3b       Bylaws amended as of May 1, 2003, incorporated by
                          reference to Exhibit 3.1 to the Form 10-Q for the
                          fiscal quarter ended March 31, 2003 (File No.
                          1-5491).

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

    (1)          4j       Amended and Restated Rights Agreement, dated January
                          24, 2002, between the Company and Citibank, N.A. as
                          Rights Agent incorporated by reference to Exhibit 4.1
                          to Registration Statement on Form 8-A/A filed on
                           February 12, 2002 (File No. 1-5491).

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

                                  EXHIBIT INDEX

Footnote       Exhibit
Reference      Number                     Exhibit Description
---------      -------                    -------------------
    (2)          10k       Consulting Agreement dated May 1, 2003 between Rowan
                           and C. R. Palmer.

    (1)          10l       Commitment to Guarantee Obligations and First
                           Preferred Ship Mortgage both dated December 17, 1996
                           between the Company and the Maritime Administration
                           of the U.S. Department of Transportation incorporated
                           by reference to Exhibit 10t to Form 10-K for fiscal
                           year ended December 31, 1996 (File No. 1-5491).

    (1)          10m       Amendment No. 1 dated June 30, 1997 to Commitment to
                           Guarantee Obligations between the Company and the
                           Maritime Administration of the U.S. Department of
                           Transportation incorporated by reference to Exhibit
                           10p to Form 10-K for the fiscal year ended December
                           31, 1997 (File No. 1-5491).

    (1)          10n       Amendment No. 2 dated July 1, 1998 to Commitment to
                           Guarantee Obligations between the Company and the
                           Maritime Administration of the U.S. Department of
                           Transportation, incorporated by reference to Exhibit
                           10o to Form 10-K for the fiscal year ended December
                           31, 1998 (File No. 1-5491).

    (1)          10o       Credit Agreement and Trust Indenture both dated
                           December 17, 1996 between the Company and Citibank,
                           N.A. incorporated by reference to Exhibit 10u to Form
                           10-K for the fiscal year ended December 31, 1996
                           (File No. 1-5491).

    (1)          10p       Amendment No. 1 to the Credit Agreement and
                           Supplement No. 1 to Trust Indenture both dated July
                           1, 1997 between the Company and Citibank, N.A.
                           incorporated by reference to Exhibit 10r to Form 10-K
                           for the fiscal year ended December 31, 1997 (File No.
                           1-5491).

    (1)          10q       Supplement No. 2 to Trust Indenture dated July 1,
                           1998 between the Company and Citibank, N.A,
                           incorporated by reference to Exhibit 10r to Form 10-K
                           for the fiscal year ended December 31, 1998 (File No.
                           1-5491).

    (1)          10r       Commitment to Guarantee Obligations and First
                           Preferred Ship Mortgage both dated September 29, 1998
                           between the Company and the Maritime Administration
                           of the U.S. Department of Transportation incorporated
                           by reference to Exhibit 10a to Form 10-Q for fiscal
                           quarter ended September 30, 1998 (File No. 1-5491).

    (1)          10s       Credit Agreement and Trust Indenture both dated
                           September 30, 1998 between the Company and Citibank,
                           N.A. incorporated by reference to Exhibit 10b to Form
                           10-Q for the fiscal quarter ended September 30, 1998
                           (File No. 1-5491).

                                  EXHIBIT INDEX

                                                                     Page 5 of 6

Footnote       Exhibit
Reference      Number                     Exhibit Description
---------      -------                    -------------------
    (1)          10t       Amendment No. 1 dated March 15, 2001 to Commitment to
                           Guarantee Obligations between Rowan and the Maritime
                           Administration of the U.S. Department of
                           Transportation incorporated by reference to Exhibit
                           10v to Form 10-K for the fiscal year ended December
                           31, 2000 (File No. 1-5491).

    (1)          10u       Supplement No. 1 to Trust Indenture dated March 15,
                           2001 between Rowan and Citibank, N.A. incorporated by
                           reference to Exhibit 10w to Form 10-K for the fiscal
                           year ended December 31, 2000 (File No. 1-5491).

    (1)          10v       Commitment to Guarantee Obligations dated October 29,
                           1999 and First Preferred Ship Mortgage between the
                           Company and the Maritime Administration of the U.S.
                           Department of Transportation, incorporated by
                           reference to Exhibit 10v to Form 10-K for the fiscal
                           year ended December 31, 1999 (File No. 1-5491).

    (1)          10w       Credit Agreement and Trust Indenture both dated
                           October 29, 1999 between the Company and Citibank,
                           N.A., incorporated by reference to Exhibit 10w to
                           Form 10-K for the fiscal year ended December 31, 1999
                           (File No. 1-5491).

    (2)          10x       Amendment No. 1 to the Commitment to Guarantee
                           Obligations dated June 30, 2003 between Rowan and
                           Citibank, N.A.

    (2)          10y       Supplement No. 1 to Trust Indenture dated June 30,
                           2003 between Rowan and Citibank, N.A.

    (1)          10z       Commitment to Guarantee Obligations dated May 23,
                           2001 and First Preferred Ship Mortgage between Rowan
                           and the Maritime Administration of the U.S.
                           Department of Transportation, incorporated by
                           reference to Exhibit 10y to Form 10-K for the fiscal
                           year ended December 31, 2001 (File No. 1-5491).

    (1)          10aa      Credit Agreement and Trust Indenture both dated May
                           23, 2001 between Rowan and Citibank, N.A.,
                           incorporated by reference to Exhibit 10z to Form 10-K
                           for the fiscal year ended December 31, 2001 (File No.
                           1-5491).

    (2)          10bb      Commitment to Guarantee Obligations dated May 28,
                           2003 and First Preferred Ship Mortgage between Rowan
                           and the Maritime Administration of the U.S.
                           Department of Transportation relating to the Scooter
                           Yeargain.

    (2)          10cc      Credit Agreement and Trust Indenture both dated May
                           28, 2003 between Rowan and Citibank, N.A. relating to
                           the Scooter Yeargain.

    (2)          10dd      Commitment to Guarantee Obligations dated May 28,
                           2003 and First Preferred Ship Mortgage between Rowan
                           and the Maritime Administration of the U.S.
                           Department of Transportation relating to the Bob
                           Keller (formerly Tarzan II).

                                  EXHIBIT INDEX

Footnote       Exhibit
Reference      Number                     Exhibit Description
---------      -------                    -------------------
    (2)          10ee      Credit Agreement and Trust Indenture both dated May
                           28, 2003 between Rowan and Citibank, N.A. relating to
                           the Bob Keller (formerly Tarzan II).

    (3)          11        Computation of Basic and Diluted Income (Loss) Per
                           Share for the years ended December 31, 2003, 2002 and
                           2001.

    (4)          13        Annual Report to Stockholders for fiscal year ended
                           December 31, 2003.

    (2)          14        Code of Business Conduct for Senior Financial
                           Officers of the Company.

    (2)          21        Subsidiaries of the Registrant as of March 12, 2004.

    (2)          23        Independent Auditors' Consent.

    (2)          24        Powers of Attorney pursuant to which names were
                           affixed to this Form 10-K for the fiscal year ended
                           December 31, 2003.

    (2)          31        Rule 13a-14(a)/15d-14(a) Certifications (Section 302
                           of the Sarbanes-Oxley Act of 2002).

    (2)          32        Section 1350 Certifications (Section 906 of the
                           Sarbanes-Oxley Act of 2002).

--------------
(1) Incorporated herein by reference to another filing of the Company with the Securities and Exchange Commission as indicated.

(2)      Included herein.

(3)      Included in Form 10-K on page 30.

(4) Included herein. See ITEM 1, ITEMS 5-8 and Subpart (a)1. of ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K on page 23 on Form 10-K for specific portions incorporated herein by reference.