Form 10-Q
period 2004-03-31
ROWAN COMPANIES INC
filed 2004-05-04
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

The number of shares of common stock, $.125 par value, outstanding at April 30, 2004 was 105,795,145.

ROWAN COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2004	2003

ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$306,435	$58,227
Receivables - trade and other	123,817	135,538
Inventories - at cost:
Raw materials and supplies	138,229	140,413
Work-in-progress	33,351	29,421
Finished goods	11,609	11,203
Prepaid expenses	14,633	2,948
Deferred tax assets - net	10,656	66,474

Total current assets	638,730	444,224

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	2,132,217	2,133,365
Aircraft and related equipment	263,248	265,165
Manufacturing plant and equipment	140,919	138,803
Construction in progress	173,581	135,707
Other property and equipment	163,928	162,010

Total	2,873,893	2,835,050
Less accumulated depreciation and amortization	1,125,093	1,106,831

Property, plant and equipment - net	1,748,800	1,728,219

GOODWILL AND OTHER ASSETS	18,275	18,366

TOTAL	$2,405,805	$2,190,809

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2004	2003

LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$55,887	$55,267
Accounts payable - trade	28,209	25,898
Other current liabilities	65,078	69,200

Total current liabilities	149,174	150,365

LONG-TERM DEBT - less current maturities	579,466	569,067

OTHER LIABILITIES	126,686	116,268

DEFERRED INCOME TAXES - net	156,800	218,279

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
Series E Preferred Stock, authorized 1,194 shares, none outstanding
Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
Common stock, $.125 par value:
Authorized 150,000,000 shares; issued 105,752,799 shares at March 31, 2004 and 95,845,180 shares at December 31, 2003	13,219	11,981
Additional paid-in capital	896,704	659,849
Retained earnings	538,441	549,749
Cost of 1,734,440 treasury shares at December 31, 2003	-	(30,064)
Accumulated other comprehensive loss	(54,685)	(54,685)

Total stockholders' equity	1,393,679	1,136,830

TOTAL	$2,405,805	$2,190,809

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	For The Three Months
	Ended March 31,

	2004	2003

	(Unaudited)
REVENUES:
Drilling services	$105,689	$77,886
Manufacturing sales and services	41,106	29,040
Aviation services	23,686	24,429

Total	170,481	131,355

COSTS AND EXPENSES:
Drilling services	88,418	77,510
Manufacturing sales and services	39,409	26,626
Aviation services	26,650	23,434
Depreciation and amortization	23,382	20,310
General and administrative	6,215	6,505

Total	184,074	154,385

INCOME (LOSS) FROM OPERATIONS	(13,593)	(23,030)

OTHER INCOME (EXPENSE):
Interest expense	(5,065)	(4,859)
Less interest capitalized	797	1,098
Interest income	660	522
Other - net	196	120

Other income (expense) - net	(3,412)	(3,119)

INCOME (LOSS) BEFORE INCOME TAXES	(17,005)	(26,149)
Provision (credit) for income taxes	(5,697)	(8,967)

NET INCOME (LOSS)	$(11,308)	$(17,182)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK (Note 4):

Basic	$(.11)	$(.18)

Diluted	$(.11)	$(.18)

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

	For the Three Months
	Ended March 31,

	2004	2003

	(Unaudited)
CASH PROVIDED BY (USED IN):
Operations:
Net income (loss)	$(11,308)	$(17,182)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	23,382	20,310
Deferred income taxes	(5,661)	(8,636)
Provision for pension and postretirement benefits	8,723	6,614
Compensation expense	1,903	1,678
Gain on disposals of property, plant and equipment	(640)	(2,833)
Contributions to pension plans	(137)	(135)
Postretirement benefit claims paid	(505)	(421)
Changes in current assets and liabilities:
Receivables- trade and other	11,714	11,251
Inventories	(2,152)	(16,750)
Other current assets	(11,685)	2,194
Current liabilities	485	(5,534)
Net changes in other noncurrent assets and liabilities	65	(403)

Net cash provided by (used in) operations	14,184	(9,847)

Investing activities:
Capital expenditures	(47,777)	(69,975)
Proceeds from disposals of property, plant and equipment	4,487	3,576

Net cash used in investing activities	(43,290)	(66,399)

Financing activities:
Proceeds from borrowings	29,726	25,852
Repayments of borrowings	(18,707)	(13,504)
Proceeds from common stock offering, net of issue costs	264,993
Proceeds from stock option and convertible debenture plans	1,302	155

Net cash provided by financing activities	277,314	12,503

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	248,208	(63,743)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,227	178,756

CASH AND CASH EQUIVALENTS, END OF PERIOD	$306,435	$115,013

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The consolidated financial statements of Rowan included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. Certain information and notes have been condensed or omitted as permitted by those rules and regulations. We believe that the disclosures included herein are adequate, but suggest that you read these consolidated financial statements in conjunction with the financial statements and related notes included in our 2003 Annual Report to Stockholders and incorporated by reference in our Form 10-K for the year ended December 31, 2003.

      We believe the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly Rowan’s financial position as of March 31, 2004 and December 31, 2003, and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003.

      Rowan’s results of operations and cash flows for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the full year.

2.   Rowan has three principal operating segments: contract drilling of oil and gas wells, both onshore and offshore (“Drilling”), helicopter and fixed-wing aircraft services (“Aviation”) and the manufacture and sale of heavy equipment for the mining, timber and transportation industries, alloy steel and steel plate and drilling products (“Manufacturing”). The following table presents certain financial information of Rowan by operating segment as of March 31, 2004 and 2003 and for the three month periods then ended (in thousands).

	Drilling	Manufacturing	Aviation	Consolidated

2004
Total assets	$1,961,102	$283,490	$161,213	$2,405,805
Unamortized goodwill	1,493	10,863	-	12,356
Revenues	105,689	41,106	23,686	170,481
Operating profit (loss) (1)	659	(531)	(7,506)	(7,378)

2003
Total assets	$1,626,840	$272,229	$163,062	$2,062,131
Unamortized goodwill	1,493	10,863	-	12,356
Revenues	77,886	29,040	24,429	131,355
Operating profit (loss) (1)	(13,769)	416	(3,172)	(16,525)

(1) General and administrative expenses, which are incurred in support of all segments, are added back to Income (loss) from operations to arrive at Operating profit (loss), which Rowan believes is a better measure of segment financial performance.

Excluded from the preceding table are the effects of transactions between segments. During the three months ended March 31, 2004 and 2003, Rowan’s manufacturing division provided approximately $28 million and $44 million, respectively, of products and services to its drilling division and Rowan’s aviation division provided approximately $577,000 and $295,000, respectively, of flight services to its drilling division.

3.   Rowan had no items of other comprehensive income during the three months ended March 31, 2004 and 2003.

4.   Rowan’s computations of basic and diluted income (loss) per share for the three months ended March 31, 2004 and 2003 are as follows (in thousands except per share amounts):

	2004	2003

Weighted average shares of common stock outstanding	102,132	93,617
Dilutive securities:
Stock options	-	-
Convertible debentures	-	-

Weighted average shares for diluted calculation	102,132	93,617

Net income (loss) for basic and diluted calculation	$(11,308)	$(17,182)

Net income (loss) per share:
Basic	$(.11)	$(.18)

Diluted	$(.11)	$(.18)

Excluded from the computations of diluted income (loss) per share for the three months ended March 31, 2004 and 2003 are incremental shares of 933,000 and 854,000, respectively, related to convertible debentures and incremental shares of 884,000 and 649,000, respectively, related to stock options as their inclusion would have reduced the per share amount of loss for each period.

Rowan uses the intrinsic value method of accounting for stock-based employee compensation, whereby the cost of each option is measured as the difference between the market price per share and the option price per share on the date of grant, in accordance with Accounting Principles Board Opinion No. 25. The following table is provided pursuant to Statement of Financial Accounting Standards No. 148 to illustrate the effect on Rowan’s net income (loss) and net income (loss) per share of measuring stock-based compensation cost based upon estimated fair values in accordance with Statement of Financial Accounting Standards No. 123:

		Per Share
	Net Income
	(Loss)	Basic	Diluted

2004

Net income (loss), as reported	$(11,308)	$(.11)	$(.11)
Stock-based compensation, net of related tax effects:
As recorded under APB 25	1,265
Pro forma under SFAS 123	(2,406)

Pro forma net income (loss)	$(12,449)	$(.12)	$(.12)

2003

Net income (loss), as reported	$(17,182)	$(.18)	$(.18)
Stock-based compensation, net of related tax effects:
As recorded under APB 25	1,102
Pro forma under SFAS 123	(2,027)

Pro forma net income (loss)	$(18,107)	$(.19)	$(.19)

5.   Since 1952, Rowan has sponsored defined benefit pension plans covering substantially all of its employees. In addition, Rowan provides certain health care and life insurance benefits for retired drilling and aviation employees.

      Net periodic pension cost for the three months ended March 31, 2004 and 2003 included the following components (in thousands):

	2004	2003

Service cost	$3,450	$2,792
Interest cost	5,199	4,408
Expected return on plan assets	(4,158)	(3,802)
Recognized actuarial loss	2,039	1,368
Amortization of prior service cost	52	47

Total	$6,582	$4,813

      Other benefits cost for the three months ended March 31, 2004 and 2003 included the following components (in thousands):

	2004	2003

Service cost	$679	$596
Interest cost	1,033	954
Recognized actuarial loss	319	141
Amortization of transition obligation	188	187
Amortization of prior service cost	(78)	(77)

Total	$2,141	$1,801

      Rowan currently expects to contribute approximately $22 million in 2004 for its pension and other benefit plans, most of which should occur during the third quarter.

6.   The Medicare Prescription Drug, Improvement and Modernization Act of 2003, signed into law on December 8, 2003, introduced a prescription drug benefit under Medicare (Part D) and a federal subsidy to sponsors of retiree healthcare plans like Rowan that provide benefits at least actuarially equivalent to Part D. We have elected to defer recognizing any effects of the Act on our plan benefit obligations or benefits costs pursuant to Financial Accounting Standards Board Staff Position No. FAS 106-1. Specific authoritative guidance on accounting for the federal subsidy is pending and such guidance, when issued, may require us to change previously reported information.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Rowan incurred a net loss of $11.3 million in the first quarter of 2004 compared to a loss of $17.2 million in the same period of 2003.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first quarters of 2004 and 2003, respectively, is reflected below (dollars in thousands):

	Drilling		Manufacturing		Aviation		Consolidated
	2004	2003	2004	2003	2004	2003	2004	2003

Revenues	$ 105,689	$ 77,886	$ 41,106	$ 29,040	$ 23,686	$ 24,429	$ 170,481	$ 131,355

Percent of Consolidated
Revenues	62%	59%	24%	22%	14%	19%	100%	100%

Operating Profit (Loss) (1)	$ 659	$ (13,769)	$ (531)	$ 416	$ (7,506)	$ (3,172)	$ (7,378)	$ (16,525)

(1) General and administrative expenses, which are incurred in support of all segments, are added back to Income (loss) from operations to arrive at Operating profit (loss), which Rowan believes is a better measure of segment financial performance.

As reflected above, Rowan’s consolidated operating results improved by $9.1 million or 55% when comparing the first quarters of 2004 and 2003. Drilling revenues increased by $27.8 million or 36% as our offshore fleet of 23 jack-ups and one semi-submersible was 84% utilized during the first quarter of 2004, compared to 82% in the first quarter of 2003, and achieved a 32% increase in average day rates between periods. Rowan’s fleet of 18 land rigs was 73% utilized during the first quarter of 2004, compared to 66% in the first quarter of 2003, and achieved a 12% increase in average day rates between periods. Drilling expenses increased by $10.9 million or 14% between periods, primarily due to the addition to our offshore fleet, in August 2003, of the Bob Palmer, the expansion of our land drilling operations and higher pension costs.

The $.9 million decrease shown above in Rowan’s manufacturing results primarily reflects the reduced contribution from the division’s drilling products group, the effects of which more than offset an $11.8 million or 76% increase in equipment group revenues between periods. Manufacturing operations exclude approximately $28 million of products and services provided to the drilling division during the first quarter of 2004, most of which was attributable to construction progress on the first two Tarzan Class rigs, the Scooter Yeargain and the Bob Keller, compared to about $44 million in the same period of 2003, which was primarily attributable to the Bob Palmer and the Scooter Yeargain. The division’s external backlog was approximately $58 million at March 31, 2004, up from about $19 million one year earlier.

Rowan’s aviation operating results in the first quarter of 2004 reflect a 7% reduction in energy-related revenues, primarily associated with deepwater activities in the Gulf of Mexico, while the prior-year period included $2 million of incremental gains from the sale of several older aircraft. Both periods reflect the normal seasonal slowdown in helicopter flying activity in Alaska.

On March 23, 2004, we lost a Sikorsky S-76 helicopter in the Gulf of Mexico with two crew members and eight passengers onboard. The National Transportation Safety Board is conducting an investigation into the crash with our full cooperation. The S-76 is a proven helicopter with more than 600 units currently in service. No suspension of S-76 operations has been recommended and we have resumed flying our other S-76 units with full confidence. We believe the impact of this incident on our financial statements will not be material due to our prevailing insurance coverage.

Expected near-term conditions in our principal drilling markets, based upon recent bid inquiries and other indications from our energy company customers, and the numbers of our rigs in each of those areas are as follows:

AREA	RIGS	EXPECTED NEAR-TERM CONDITIONS

Gulf of Mexico	23	Moderately improving exploration and development activity, with continued emphasis on potential deep-well natural gas reserves on the outer continental shelf

North Sea	1	Moderately improving jack-up drilling activity, fluctuating with oil prices

Eastern Canada	1	Moderately improving demand for harsh environment equipment, fluctuating with oil and natural gas prices

Expected near-term conditions in our principal aviation markets and the numbers of our aircraft based in each of those markets are as follows:

AREA	AIRCRAFT	EXPECTED NEAR-TERM CONDITIONS

Alaska	55	Normal seasonal improvement

Gulf of Mexico	43	Moderately improving levels of flight support activity

The drilling and aviation markets in which Rowan competes frequently experience significant changes in supply and demand. Drilling utilization and day rates are primarily a function of the demand for drilling services (as measured by the level of exploration and development expenditures) and the supply of capable drilling equipment. These expenditures, in turn, are affected by many factors such as existing and newly discovered oil and natural gas reserves, political and regulatory policies, seasonal weather patterns, contractual requirements under leases or concessions, effects of energy company consolidations, and, probably most influential, oil and natural gas prices. Our aviation operations are also affected by such factors, as flying in support of offshore energy operations remains a major source of business and Alaska operations are hampered by weather each winter. The volatile nature of such factors prevents us from being able to accurately predict whether existing market conditions will continue beyond the near term. In response to fluctuating market conditions, we can relocate our drilling rigs and aircraft from one geographic area to another, but only when we believe such moves are economically justified. Currently, Rowan’s drilling operations are marginally profitable, but there can be no assurance that expected improvements in market conditions, as reflected in the preceding table, will materialize. Our operations will be adversely affected should market conditions begin to deteriorate.

Though considerably less volatile than our drilling and aviation operations, our manufacturing operations, especially the equipment group, had, for a number of years, been adversely impacted by a prolonged period of unfavorable world commodity prices, especially those for copper, iron ore, coal and gold. Over the past year, prices for many commodities have increased due to growing worldwide industrial demand. Rowan’s external manufacturing backlog has grown in recent months, and we are optimistic that a recovery in the demand for mining equipment may be underway. We cannot, however, accurately predict whether or not any such recovery will be sustained beyond the near term.

As part of Rowan’s ongoing review of its lines of businesses, the Board of Directors has requested that management determine the value of our aviation operations in the open market. We are going through that process currently and the Board of Directors has not made any determination as to whether or not our aviation operations will be retained or sold.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet figures and ratios as of March 31, 2004 and December 31, 2003 is as follows (dollars in thousands):

	March 31, 2004	December 31, 2003

Cash and cash equivalents	$306,435	$58,227
Current assets	$638,730	$444,224
Current liabilities	$149,174	$150,365
Current ratio	4.28	2.95
Long-term debt - less current current maturities	$579,466	$569,067
Stockholders' equity	$1,393,679	$1,136,830
Long-term debt/total capitalization	.29	.33

Reflected in the comparison above are the effects in the first quarter of 2004 of net cash provided by operations of $14.2 million, net proceeds from the issuance of 11.5 million shares of common stock of $265 million, proceeds from borrowings of $29.7 million, capital expenditures of $47.8 million and debt repayments of $18.7 million.

Capital expenditures during the first quarter were primarily related to the construction of the first two Tarzan Class jack-up rigs, the Scooter Yeargain and the Bob Keller. The Tarzan Class was designed specifically for deep drilling in water depths up to 300 feet on the outer continental shelf in the Gulf of Mexico, offering drilling capabilities similar to our Super Gorilla class jack-ups, but with reduced environmental criteria (wind, wave and current) and at less than one-half the construction cost.

The Scooter Yeargain was delivered on April 29, 2004. We financed $91.2 million of the cost of the Scooter Yeargain through a 15-year bank loan guaranteed by the U. S. Department of Transportation’s Maritime Administration (“MARAD”) under its Title XI Program. The loan requires semiannual interest payments in each May and November, with semiannual principal repayments commencing on November 10, 2004, and the Scooter Yeargain secures the government guarantee. At March 31, 2004, we had borrowed about $90.7 million under this loan, which bore interest at an annual rate of about 1.22%.

The Bob Keller is being constructed at Vicksburg, Mississippi with delivery expected during the third quarter of 2005. We are financing up to $89.7 million of the cost of the Bob Keller through a 15-year bank loan guaranteed by MARAD under its Title XI Program. The loan requires semiannual interest payments in each May and November, with semiannual principal repayments commencing on May 10, 2005, and the Bob Keller secures the government guarantee. At March 31, 2004, we had borrowed about $11.1 million under this loan, which bore interest at an annual rate of about 1.22%.

Construction of two additional Tarzan Class jack-ups is tentatively planned, subject to current and anticipated market conditions, at an aggregate cost of around $200 million. We have applied for Title XI government-guaranteed financing for up to $176 million of the cost of Tarzans III and IV on terms and conditions similar to those in effect for the first two Tarzan Class rigs. However, there can be no assurance that we will obtain such financing or that other outside financing or working capital will be available.

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

Rowan currently estimates that remaining 2004 capital expenditures will be between $75 million and $80 million, including approximately $45-50 million towards the construction of the second Tarzan Class rig.

Rowan’s debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity, limit the amount of long-term debt and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions. We believe that the Company was in compliance with each of its debt covenants at March 31, 2004.

During the 2001-2003 period, Rowan contributed about $47 million to our defined benefit pension plans. Such contribution amounts are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and discount rates. Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements, which showed an accumulated other comprehensive loss resulting from unfunded pension liabilities of $54.7 million at March 31, 2004. We currently estimate that our 2004 pension costs will increase by about $4.7 million or 21% over 2003, and expect to contribute approximately $20 million to our pension plans in 2004, most of which should occur during the third quarter.

In December 2003, Rowan filed a $500 million universal shelf registration statement. In early 2004, we sold 11.5 million shares of common stock, consisting of approximately 1.7 million shares of treasury stock and 9.8 million newly issued shares. The net proceeds of approximately $265 million were retained for general corporate purposes, including working capital and capital expenditures.

Based upon current and anticipated near-term operating levels, we believe that 2004 operations, together with existing working capital and available financial resources, will be adequate to sustain planned capital expenditures and debt service and other requirements at least through the remainder of 2004. We currently have no other available credit facilities, but believe financing could be obtained if deemed necessary.

Critical Accounting Policies and Management Estimates
Rowan’s significant accounting policies are outlined in Note 1 to our financial statements included in our 2003 Annual Report to Stockholders, which is incorporated by reference in our Form 10-K for the year ended December 31, 2003. Such policies, and management judgments, assumptions and estimates made in their application, underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe our most critical accounting policies and management estimates involve property and depreciation, specifically capitalizable costs, useful lives and salvage values, and pension liabilities and costs, specifically assumptions used in actuarial calculations, as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

Rowan provides depreciation under the straight-line method from the date an asset is placed into service until it is sold or becomes fully depreciated based upon estimated lives and salvage values. Such estimates of lives and salvage values include 25 years and 20%, respectively, for each of our Super Gorilla and Tarzan Class rigs, which collectively comprise more than 80% of our offshore drilling equipment carrying value. Expenditures for new property or enhancements to existing property are capitalized and expenditures for routine maintenance and major repairs are charged to operations as incurred. On construction projects, Rowan capitalizes a portion of interest cost incurred during the period required to complete the asset. Long-lived assets are reviewed for impairment whenever circumstances indicate their carrying amounts may not be recoverable.

Rowan uses the intrinsic value method of accounting for stock-based employee compensation pursuant to Accounting Principles Board Opinion No. 25. We estimate that use of the fair value method outlined by Statement of Financial Accounting Standards Nos. 123 and 148 would have reduced reported amounts of net income and net income per share by approximately $1,140,000 or $.01 per share for the three months ended March 31, 2004 and by approximately $925,000 or $.01 per share for the three months ended March 31, 2003.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, signed into law on December 8, 2003, introduced a prescription drug benefit under Medicare (Part D) and a federal subsidy to sponsors of retiree healthcare plans like Rowan that provide benefits at least actuarially equivalent to Part D. We have elected to defer recognizing any effects of the Act on our plan benefit obligations or benefits costs pursuant to Financial Accounting Standards Board Staff Position No. FAS 106-1. Specific authoritative guidance on accounting for the federal subsidy is pending and such guidance, when issued, may require us to change previously reported information.

This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to the expectations, beliefs and future expected financial performance of Rowan that are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected by us. Among the factors that could cause actual results to differ materially are the following: oil, natural gas and other commodity prices; the level of offshore expenditures by energy companies; energy demand; the general economy, including inflation; weather conditions in our principal operating areas; and environmental and other laws and regulations. Other relevant factors have been disclosed in Rowan’s filings with the U. S. Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is not significant. The Company’s outstanding debt at March 31, 2004 was comprised as follows: $351.4 million of fixed-rate notes bearing a weighted average annual interest rate of 4.67% and $283.9 million of floating-rate notes bearing a weighted average annual interest rate of 1.28%. In addition, virtually all of the Company’s transactions are carried out in U. S. dollars, thus Rowan’s foreign currency exposure is not material. Fluctuating commodity prices affect Rowan’s future earnings materially only to the extent that they influence demand for the Company’s products and services. Rowan does not hold or issue derivative financial instruments.

Item 4. Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Exchange Act reports. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In December 2003, Rowan filed a $500 million universal shelf registration statement. In early 2004, we sold 11.5 million shares of common stock at $23.05 per share. The sale, which included 1.7 million shares of treasury stock and 9.8 million newly issued shares, was solely underwritten by Lehman Brothers Inc. The underwriting agreement provided that Lehman’s commission depended upon the proceeds it received upon its sale of Rowan’s common stock, and such proceeds and, therefore, such commission are not known by the Company. These transactions were negotiated by the Company and approved by the Board of Directors. The net proceeds to Rowan of approximately $265 million were retained for working capital.

The Company did not repurchase any shares of its outstanding common stock during the first quarters of 2004 or 2003. Under the terms of a Share Repurchase Program begun in June 1998, the Company was authorized, at March 31, 2004, to buyback up to approximately 1.5 million shares of its common stock.

Rowan did not pay any dividends during the first quarters of 2004 or 2003 and, at March 31, 2004, had approximately $471 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements. Future dividends, if any, will only be paid at the discretion of the Board of Directors.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on April 23, 2004, stockholders elected the four nominees for Class I Director as set forth in Rowan’s Proxy Statement relating to the meeting. With respect to such election, proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and there was no solicitation in opposition to such nominees. Of Rowan’s 105,724,036 shares of record, 91,818,575 were voted at the meeting by proxy. The following numbers of votes were cast as to the Class I Director nominees: William T. Fox III, 87,029,151 votes for and 4,789,424 votes withheld; Sir Graham Hearne, 89,762,158 votes for and 2,056,417 votes withheld; H. E. Lentz, 83,370,316 votes for and 8,448,259 votes withheld; and P. Dexter Peacock, 87,077,860 votes for and 4,740,715 votes withheld.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following is a list of Exhibits filed with this Form 10-Q:

	3.1	Bylaws of the Company, as Amended, as of April 23, 2004

	31	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

	32	Section 1350 Certifications (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K filed by the Registrant during the first quarter of fiscal year 2004:

January 15, 2004 – pertaining to the Company’s press release announcing its results for the fourth quarter of 2003

January 30, 2004 – pertaining to the Company’s execution of an underwriting agreement dated January 27, 2004 for the public offering of up to 11.5 million shares of common stock under the Company’s $500 million shelf registration statement

February 19, 2004 – pertaining to the Company’s Offshore Rig Utilization for January 2004

March 15, 2004 – pertaining to the Company’s Offshore Rig Utilization for February 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROWAN COMPANIES, INC.
(Registrant)

Date: May 3, 2004	/s/ E. E. THIELE

E. E. Thiele
Senior Vice President- Finance,
Administration and Treasurer
(Chief Financial Officer)

Date: May 3, 2004	/s/ W. H. WELLS

W. H. Wells
Controller
(Chief Accounting Officer)

