Form 10-Q
period 2004-06-30
ROWAN COMPANIES INC
filed 2004-08-06
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

The number of shares of common stock, $.125 par value, outstanding at July 31, 2004 was 106,803,942.

ROWAN COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	June 30,	December 31,
	2004	2003

ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$294,680	$58,227
Receivables - trade and other	149,522	135,538
Inventories - at cost:
Raw materials and supplies	139,881	140,413
Work-in-progress	36,691	29,421
Finished goods	11,115	11,203
Prepaid expenses	12,026	2,948
Deferred tax assets - net	10,429	66,474

Total current assets	654,344	444,224

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	2,263,448	2,133,365
Aircraft and related equipment	257,583	265,165
Manufacturing plant and equipment	142,643	138,803
Construction in progress	64,506	135,707
Other property and equipment	164,958	162,010

Total	2,893,138	2,835,050
Less accumulated depreciation and amortization	1,141,111	1,106,831

Property, plant and equipment - net	1,752,027	1,728,219

GOODWILL AND OTHER ASSETS	18,305	18,366

TOTAL	$2,424,676	$2,190,809

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	June 30,	December 31,
	2004	2003

LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$59,883	$55,267
Accounts payable - trade	29,571	25,898
Other current liabilities	65,774	69,200

Total current liabilities	155,228	150,365

LONG-TERM DEBT - less current maturities	585,278	569,067

OTHER LIABILITIES	134,212	116,268

DEFERRED INCOME TAXES - net	155,244	218,279

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
Series E Preferred Stock, authorized 1,194 shares, none outstanding
Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
Common stock, $.125 par value:
Authorized 150,000,000 shares; issued 105,901,619 shares at June 30, 2004 and 95,845,180 shares at December 31, 2003	13,238	11,981
Additional paid-in capital	899,845	659,849
Retained earnings	536,316	549,749
Cost of 1,734,440 treasury shares at December 31, 2003	-	(30,064)
Accumulated other comprehensive loss	(54,685)	(54,685)

Total stockholders' equity	1,394,714	1,136,830

TOTAL	$2,424,676	$2,190,809

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(Unaudited)
REVENUES:
Drilling services	$115,545	$95,138	$221,234	$173,024
Manufacturing sales and services	48,878	30,631	89,984	59,671
Aviation services	26,433	32,331	50,119	56,760

Total	190,856	158,100	361,337	289,455

COSTS AND EXPENSES:
Drilling services	88,186	79,121	176,604	156,631
Manufacturing sales and services	43,775	28,693	83,184	55,319
Aviation services	28,829	29,936	55,479	53,370
Depreciation and amortization	23,652	20,923	47,034	41,233
General and administrative	6,169	6,789	12,384	13,294

Total	190,611	165,462	374,685	319,847

INCOME (LOSS) FROM OPERATIONS	245	(7,362)	(13,348)	(30,392)

OTHER INCOME (EXPENSE):
Interest expense	(5,039)	(4,797)	(10,104)	(9,656)
Less interest capitalized	535	1,355	1,332	2,453
Interest income	868	362	1,528	884
Other - net	134	259	330	379

Other income (expense) - net	(3,502)	(2,821)	(6,914)	(5,940)

INCOME (LOSS) BEFORE INCOME TAXES	(3,257)	(10,183)	(20,262)	(36,332)
Provision (credit) for income taxes	(1,132)	(3,559)	(6,829)	(12,526)

NET INCOME (LOSS)	$(2,125)	$(6,624)	$(13,433)	$(23,806)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK (Note 3):

Basic	$(.02)	$(.07)	$(.13)	$(.25)

Diluted	$(.02)	$(.07)	$(.13)	$(.25)

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

	For the Six Months
	Ended June 30,

	2004	2003

	(Unaudited)
CASH PROVIDED BY (USED IN):
Operations:
Net income (loss)	$(13,433)	$(23,806)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	47,034	41,233
Provision for pension and postretirement benefits	17,665	13,865
Compensation expense	3,600	3,456
Deferred income taxes	(6,990)	(12,496)
Gain on disposals of property, plant and equipment	(5,500)	(3,687)
Contributions to pension plans	(1,071)	(597)
Postretirement benefit claims paid	(1,785)	(867)
Changes in current assets and liabilities:
Receivables- trade and other	(14,889)	(5,961)
Inventories	(6,650)	(25,483)
Other current assets	(9,078)	(1,561)
Current liabilities	3,503	802
Net changes in other noncurrent assets and liabilities	902	(664)

Net cash provided by (used in) operations	13,308	(15,766)

Investing activities:
Property, plant and equipment additions	(76,914)	(137,370)
Proceeds from disposals of property, plant and equipment	11,636	5,692

Net cash used in investing activities	(65,278)	(131,678)

Financing activities:
Proceeds from borrowings	47,259	61,151
Repayments of borrowings	(26,432)	(21,229)
Proceeds from common stock offering, net of issue costs	264,980
Proceeds from stock option and convertible debenture plans	2,616	2,417

Net cash provided by financing activities	288,423	42,339

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	236,453	(105,105)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,227	178,756

CASH AND CASH EQUIVALENTS, END OF PERIOD	$294,680	$73,651

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

We believe the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly Rowan’s financial position as of June 30, 2004 and December 31, 2003, and the results of its operations for the three and six months ended June 30, 2004 and 2003 and its cash flows for the six months ended June 30, 2004 and 2003.

      Rowan’s results of operations and cash flows for the six months ended June 30, 2004 are not necessarily indicative of results to be expected for the full year.

2.   Rowan has three principal operating segments: contract drilling of oil and gas wells, both onshore and offshore (“Drilling”), helicopter and fixed-wing aircraft services (“Aviation”) and the manufacture and sale of heavy equipment for the mining, timber and transportation industries, alloy steel and steel plate and drilling products (“Manufacturing”). The following table presents certain financial information of Rowan by operating segment as of June 30, 2004 and 2003 and for the six month periods then ended (in thousands).

	Drilling	Manufacturing	Aviation	Consolidated

2004
Total assets	$1,983,851	$289,582	$151,243	$2,424,676
Unamortized goodwill	1,493	10,863	-	12,356
Revenues	221,234	89,984	50,119	361,337
Operating profit (loss) (1)	11,041	2,356	(14,361)	(964)

2003
Total assets	$1,664,246	$278,648	$167,912	$2,110,806
Unamortized goodwill	1,493	10,863	-	12,356
Revenues	173,024	59,671	56,760	289,455
Operating profit (loss) (1)	(12,262)	297	(5,133)	(17,098)

(1) General and administrative expenses, which are incurred in support of all segments, are added back to Income (loss) from operations to arrive at Operating profit (loss), which Rowan believes is a better measure of segment financial performance.

Excluded from the preceding table are the effects of transactions between segments. During the six months June 30, 2004 and 2003, Rowan’s manufacturing division provided approximately $49 million and $70 million, respectively, of products and services to its drilling division and Rowan’s aviation division provided approximately $1.2 million and $0.8 million, respectively, of flight services to its drilling division.

3.   Rowan’s computations of basic and diluted income (loss) per share for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Weighted average shares of common stock outstanding	105,819	93,716	103,975	93,667

Dilutive securities:
Convertible debentures	-	-	-	-
Stock options	-	-	-	-

Weighted average shares for diluted calculation	105,819	93,716	103,975	93,667

Net income (loss) for basic and diluted calculation	$(2,125)	$(6,624)	$(13,433)	$(23,806)

Net income (loss) per share:
Basic	$(.02)	$(.07)	$(.13)	$(.25)

Diluted	$(.02)	$(.07)	$(.13)	$(.25)

Incremental shares related to convertible debentures and stock options as set forth in the following table are excluded from the preceding computations of diluted income (loss) per share as their inclusion would have reduced the per share amount of loss for each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Convertible debentures	906	1,181	920	747
Stock options	763	917	855	887

Rowan uses the intrinsic value method of accounting for stock-based employee compensation, whereby the cost of each option is measured as the difference between the market price per share and the option price per share on the date of grant, in accordance with Accounting Principles Board Opinion No. 25. The following table is provided pursuant to Statement of Financial Accounting Standards No. 148 to illustrate the effect on Rowan’s net income (loss) and net income (loss) per share of measuring stock-based compensation cost based upon estimated fair values in accordance with Statement of Financial Accounting Standards No. 123 for the three and six month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,

		Per Share

	Total	Basic	Diluted

2004

Net income (loss), as reported	$(2,125)	$(.02)	$(.02)
Stock-based compensation, net of related tax effects:
As recorded under APB 25	1,108
Pro forma under SFAS 123	(1,875)

Pro forma net income (loss)	$(2,892)	$(.03)	$(.03)

2003

Net income (loss), as reported	$(6,624)	$(.07)	$(.07)
Stock-based compensation, net of related tax effects:
As recorded under APB 25	1,157
Pro forma under SFAS 123	(2,134)

Pro forma net income (loss)	$(7,601)	$(.08)	$(.08)

	Six Months Ended June 30,

		Per Share

	Total	Basic	Diluted

2004

Net income (loss), as reported	$(13,433)	$(.13)	$(.13)
Stock-based compensation, net of related tax effects:
As recorded under APB 25	2,387
Pro forma under SFAS 123	(4,303)

Pro forma net income (loss)	$(15,349)	$(.15)	$(.15)

2003

Net income (loss), as reported	$(23,806)	$(.25)	$(.25)
Stock-based compensation, net of related tax effects:
As recorded under APB 25	2,264
Pro forma under SFAS 123	(4,170)

Pro forma net income (loss)	$(25,712)	$(.27)	$(.27)

4.   Rowan had no items of other comprehensive income during the six months ended June 30, 2004 and 2003.

5.   Since 1952, Rowan has sponsored defined benefit pension plans covering substantially all of its employees. In addition, Rowan provides certain health care and life insurance benefits for retired drilling and aviation employees.

      Net periodic pension cost for the three and six months ended June 30, 2004 and 2003 included the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Service cost	$3,450	$2,824	$6,900	$5,616
Interest cost	5,200	4,458	10,399	8,866
Expected return on plan assets	(4,158)	(3,845)	(8,316)	(7,647)
Recognized actuarial loss	2,257	1,818	4,296	3,186
Amortization of prior service cost	52	48	104	95

Total	$6,801	$5,303	$13,383	$10,116

Other benefits cost for the three and six months ended June 30, 2004 and 2003 included the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Service cost	$679	$602	$1,358	$1,198
Interest cost	1,032	965	2,065	1,919
Recognized actuarial loss	319	271	638	412
Amortization of transition obligation	188	188	376	375
Amortization of prior service cost	(77)	(78)	(155)	(155)

Total	$2,141	$1,948	$4,282	$3,749

Rowan has contributed $2.9 million for its pension and other benefit plans during the first six months of 2004 and currently expects to contribute another $20 million over the last half of the year, most of which should occur during the third quarter.

6.  The Medicare Prescription Drug, Improvement and Modernization Act of 2003, signed into law on December 8, 2003 (the “Act”), introduced a prescription drug benefit under Medicare (Part D) and a federal subsidy to sponsors of retiree healthcare plans that provide benefits at least actuarially equivalent to Part D. We are currently evaluating our post-65 drug coverage to determine whether or not it is actuarially equivalent to Part D. We will recognize any effects of the Act on our plan benefit obligations and benefits costs pursuant to Financial Accounting Standards Board Staff Position No. FAS 106-2.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Rowan incurred a net loss of $13.4 million, or $.13 per diluted share, in the first half of 2004 compared to a net loss of $23.8 million, or $.25 per share, in the same period of 2003. The improvement in operating performance between periods was largely due to an increase in average drilling day rates which combined with better manufacturing division results to more than offset a decline in aviation division performance.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first six months of 2004 and 2003, respectively, is reflected below (dollars in thousands):

	Drilling		Manufacturing		Aviation		Consolidated
	2004	2003	2004	2003	2004	2003	2004	2003

Revenues	$ 221,234	$ 173,024	$ 89,984	$ 59,671	$ 50,119	$ 56,760	$ 361,337	$ 289,455

Percent of Consolidated
Revenues	61%	60%	25%	21%	14%	19%	100%	100%

Operating Profit (Loss) (1)	$ 11,041	$ (12,262)	$ 2,356	$ 297	$ (14,361)	$ (5,133)	$ (964)	$ (17,098)

 (1) General and administrative expenses, which are incurred in support of all segments, are added back to Income (loss) from operations to arrive at Operating profit (loss), which Rowan believes is a better measure of segment financial performance.

As reflected above, Rowan’s consolidated operating results improved by $16.1 million when comparing the first six months of 2004 and 2003. Drilling revenues increased by $48.2 million or 28% as our offshore fleet of 24 jack-ups and one semi-submersible was 86% utilized during the first half of 2004, compared to 85% in the first six months of 2003, and achieved a 26% increase in average day rates between periods. Rowan’s fleet of 18 land rigs was 78% utilized during the first half of 2004, compared to 71% in the first six months of 2003, and achieved a 10% increase in average day rates between periods. Drilling expenses increased by $20.0 million between periods, primarily due to the addition to our offshore fleet of the Bob Palmer in August 2003 and the Scooter Yeargain in May 2004, an increase in the number of land rigs operating and higher pension costs between periods.

The $2.1 million increase in Rowan’s manufacturing results shown above primarily reflects a $22.8 million or 77% increase in equipment group revenues and a $5.7 million or 74% increase in steel group sales between periods. The equipment group shipped nine mining loaders in the first half of 2004, compared to six loaders and log stackers in 2003, and achieved a 28% increase in parts sales between periods. Manufacturing operations exclude approximately $49 million of products and services provided to the drilling division during the first six months of 2004, most of which was attributable to construction progress on the first two Tarzan Class rigs, the Scooter Yeargain and the Bob Keller, compared to about $70 million in the same period of 2003, which was primarily attributable to the Bob Palmer and the Scooter Yeargain. The division’s external backlog was approximately $59 million at June 30, 2004, up from about $17 million one year earlier.

Rowan’s aviation operating results in the first six months of 2004 and 2003 reflect the normal seasonal slowdown in helicopter flying activity in Alaska during the first four months of each year. Contributing to the decline in operating results between periods as shown in the preceding table are a $4.3 million reduction in estimated airline revenue accruals in 2004, following the introduction of a new passenger ticket tracking system, and the effects of increased excise taxes and higher pension, payroll, maintenance and fuel costs. Gains on helicopter sales reduced aviation operating expenses by $5.1 million in 2004 compared to $2.4 million in 2003.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Rowan incurred a net loss of $2.1 million in the second quarter of 2004 compared to a loss of $6.6 million in the same period of 2003. The improvement in operating performance between periods was largely due to an increase in average drilling day rates which combined with better manufacturing division results to more than offset a decline in aviation division performance.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the second quarters of 2004 and 2003, respectively, is reflected below (dollars in thousands):

	Drilling		Manufacturing		Aviation		Consolidated
	2004	2003	2004	2003	2004	2003	2004	2003

Revenues	$ 115,545	$ 95,138	$ 48,878	$ 30,631	$ 26,433	$ 32,331	$ 190,856	$ 158,100

Percent of Consolidated
Revenues	60%	60%	26%	19%	14%	21%	100%	100%

Operating Profit (Loss) (1)	$ 10,382	$ 1,507	$ 2,887	$ (119)	$ (6,855)	$ (1,961)	$ 6,414	$ (573)

 (1) General and administrative expenses, which are incurred in support of all segments, are added back to Income (loss) from operations to arrive at Operating profit (loss), which Rowan believes is a better measure of segment financial performance.

As reflected above, Rowan’s consolidated operating results improved by $7.0 million when comparing the second quarters of 2004 and 2003. Drilling revenues increased by $20.4 million or 21% as our offshore fleet of 24 jack-ups and one semi-submersible was 88% utilized during the second quarter of 2004, compared to 88% in the second quarter of 2003, and achieved a 21% increase in average day rates between periods. Rowan’s fleet of 18 land rigs was 82% utilized during the second quarter of 2004, compared to 76% in the second quarter of 2003, and achieved a 7% increase in average day rates between periods. Drilling expenses increased by $9.1 million or 11% between periods, primarily due to the addition to our offshore fleet of the Bob Palmer in August 2003 and the Scooter Yeargain in May 2004, an increase in the number of land rigs operating and higher pension costs between periods.

The $3.0 million increase in Rowan’s manufacturing results shown above primarily reflects a $11.1 million or 78% increase in equipment group revenues, a $2.9 million or 72% increase in steel group sales and a $4.3 million or 35% increase in drilling products revenues between periods. The equipment group shipped four mining loaders in the second quarter of 2004, compared to two loaders and log stackers in the second quarter of 2003, and achieved a 7% increase in parts sales between periods. Manufacturing operations exclude approximately $21 million of products and services provided to the drilling division during the second quarter of 2004, most of which was attributable to construction progress on the first two Tarzan Class rigs, the Scooter Yeargain and the Bob Keller, compared to about $26 million in the same period of 2003, which was primarily attributable to the Bob Palmer and the Scooter Yeargain.

Rowan’s aviation operating results in the second quarter of 2004 included an increase in energy-related revenues, primarily associated with deepwater activities in the Gulf of Mexico, which was partially offset by the effects of a slower start to our tourism and firefighting operations than in 2003. Contributing to the decline in operating results between periods as shown in the preceding table are a $4.3 million reduction in estimated airline revenue accruals in 2004, following the introduction of a new passenger ticket tracking system, and the effects of increased excise taxes and higher pension, payroll, maintenance and fuel costs. Gains on helicopter sales reduced aviation operating expenses by $4.8 million in 2004 compared to $0.1 million in 2003.

On March 23, 2004, we lost a Sikorsky S-76 helicopter in the Gulf of Mexico with two crew members and eight passengers onboard. The National Transportation Safety Board is conducting an investigation into the crash with our full cooperation. The impact of this incident on our financial statements has not been material due to our prevailing insurance coverage.

Expected near-term conditions in our principal drilling markets, based upon recent bid inquiries and other indications from our energy company customers, and the numbers of our rigs in each of those areas are as follows:

AREA	RIGS	EXPECTED NEAR-TERM CONDITIONS

Gulf of Mexico	23	Generally improving exploration and development activity, with continued emphasis on potential deep-well natural gas reserves on the outer continental shelf

North Sea	1	Generally improving jack-up drilling activity, fluctuating with oil prices

Eastern Canada	1	Generally improving demand for harsh environment equipment, fluctuating with oil and natural gas prices

Expected near-term conditions in our principal aviation markets and the numbers of our aircraft based in each of those markets are as follows:

AREA	AIRCRAFT	EXPECTED NEAR-TERM CONDITIONS

Alaska	56	Normal seasonal improvement

Gulf of Mexico	42	Generally improving levels of flight support activity

The drilling and aviation markets in which Rowan competes frequently experience significant changes in supply and demand. Drilling utilization and day rates are primarily a function of the demand for drilling services (as measured by the level of exploration and development expenditures) and the supply of capable drilling equipment. These expenditures, in turn, are affected by many factors such as existing and newly discovered oil and natural gas reserves, political and regulatory policies, seasonal weather patterns, contractual requirements under leases or concessions, effects of energy company consolidations, and, probably most influential, oil and natural gas prices. Our aviation operations are also affected by such factors, as flying in support of offshore energy operations remains a major source of business and Alaska operations are hampered by weather each winter. The volatile nature of such factors prevents us from being able to accurately predict whether existing market conditions will continue beyond the near term. In response to fluctuating market conditions, we can relocate our drilling rigs and aircraft from one geographic area to another, but only when we believe such moves are economically justified. Currently, Rowan’s drilling operations are profitable, but there can be no assurance that expected improvements in market conditions, as reflected in the preceding table, will materialize. Our operations will be adversely affected should market conditions begin to deteriorate.

Rowan’s drilling operating results for the first six months of 2004 were considerably enhanced by our North Sea drilling contract for Rowan Gorilla VII. The contract, under which operations began in June 2003, specified an 18-month minimum term, provided Rowan with a day rate tied to an average oil price and contained options for up to an additional 42 months of work. In March 2004, due to declining oil production caused by well bore and geological difficulties encountered in the first three wells, we agreed, in an attempt to extend the field’s economic life, to reduce the day rate under the contract for a five-month period through June 30, 2004. We also agreed at that time to defer receipt of day rate charges for the January through March 2004 period until an existing well could be recompleted and production resumed. Our agreement to temporarily reduce the day rate has been extended through August 31, 2004, and we are currently discussing terms for the remainder of the contract. We have received payment of the day rate charges for January 2004 in accordance with the extension agreement, though our current balance of receivables related to this contract is $16.9 million. The drilling of an additional well currently under consideration could extend the productive life of the Ardmore Field into 2005. However, there is a risk that the contract could terminate earlier if oil production from the field again declines to an inadequate level. In either case, we could be faced with a write-off of receivables. Ultimately, Rowan is dependent upon the productive life of the Ardmore Field for payment of its compensation

Though considerably less volatile than our drilling and aviation operations, our manufacturing operations, especially the equipment group, had, for a number of years, been adversely impacted by a prolonged period of unfavorable world commodity prices, especially those for copper, iron ore, coal and gold. Over the past year, prices for many commodities have increased due to growing worldwide industrial demand. Rowan’s external manufacturing backlog has grown in recent months, and we are optimistic that a recovery in the demand for mining equipment may be underway. We cannot, however, accurately predict whether or not any such recovery will be sustained beyond the near term.

As part of Rowan’s ongoing review of its lines of businesses, the Board of Directors has requested that management determine the value of our aviation operations in the open market. We are going through that process currently and the Board of Directors has not made any final determination as to whether or not our aviation operations will be sold.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet figures and ratios as of June 30, 2004 and December 31, 2003 is as follows (dollars in thousands):

	June 30, 2004	December 31, 2003

Cash and cash equivalents	$294,680	$58,227
Current assets	$654,344	$444,224
Current liabilities	$155,228	$150,365
Current ratio	4.22	2.95
Long-term debt - less current current maturities	$585,278	$569,067
Stockholders' equity	$1,394,714	$1,136,830
Long-term debt/total capitalization	.30	.33

Reflected in the comparison above are the effects in the first six months of 2004 of net cash provided by operations of $13.3 million, net proceeds from the issuance of 11.5 million shares of common stock of $265 million, proceeds from borrowings of $47.3 million, capital expenditures of $76.9 million, proceeds from fixed asset disposals of $11.6 million and debt repayments of $26.4 million.

Capital expenditures during the first half of 2004 were primarily related to the construction of the first two Tarzan Class jack-up rigs, the Scooter Yeargain and the Bob Keller. The Tarzan Class was designed specifically for deep drilling in water depths up to 300 feet on the outer continental shelf in the Gulf of Mexico, offering drilling capabilities similar to our Super Gorilla class jack-ups, but with reduced environmental criteria (wind, wave and current) and at less than one-half the construction cost.

The Scooter Yeargain was delivered on April 29, 2004. We financed $91.2 million of the cost of the Scooter Yeargain through a 15-year bank loan guaranteed by the U. S. Department of Transportation’s Maritime Administration (“MARAD”) under its Title XI Program. The loan requires semiannual interest payments in each May and November, with semiannual principal repayments commencing on November 10, 2004, and the Scooter Yeargain secures the government guarantee. At June 30, 2004, we had the full $91.2 million outstanding under this loan, which bore interest at an annual rate of about 1.42%.

The Bob Keller is being constructed at Vicksburg, Mississippi with delivery expected during the third quarter of 2005. We are financing up to $89.7 million of the cost of the Bob Keller through a 15-year bank loan guaranteed by MARAD under its Title XI Program. The loan requires semiannual interest payments in each May and November, with semiannual principal repayments commencing on May 10, 2005, and the Bob Keller secures the government guarantee. At June 30, 2004, we had borrowed about $28.2 million under this loan, which bore interest at an annual rate of about 1.42%.

Construction of two additional Tarzan Class jack-ups is tentatively planned, subject to current and anticipated market conditions, at an aggregate cost of around $200 million. We have applied to MARAD for Title XI government-guaranteed financing for up to $176 million of the cost of Tarzans III and IV on terms and conditions similar to those in effect for the first two Tarzan Class rigs. However, there can be no assurance that we will obtain such financing or that other outside financing or working capital will be available.

We have committed to purchase three Sikorsky S-92 helicopters for the deepwater drilling market, subject to our obtaining long-term operating contracts. The S-92 design features a 19-passenger capacity and a range of 475 nautical miles. We currently expect the helicopters to be available in the first half of 2005 and that their total cost, estimated to approach $50 million, will be funded from existing working capital or outside financing. However, there can be no assurance that we will obtain suitable operating contracts, that working capital will be adequate or that outside financing will be available.

Rowan currently estimates that remaining 2004 capital expenditures will be between $55 million and $65 million, including approximately $28-30 million towards the construction of the Bob Keller.

Rowan’s debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity, limit the amount of long-term debt and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions. We believe that the Company was in compliance with each of its debt covenants at June 30, 2004.

During the 2001-2003 period, Rowan contributed about $47 million to our defined benefit pension plans. Such contribution amounts are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and discount rates. Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements, which showed an accumulated other comprehensive loss resulting from unfunded pension liabilities of $54.7 million at June 30, 2004. We currently estimate that our 2004 pension costs will increase by about $4.2 million or 19% over 2003, and expect to contribute approximately $20 million to our pension plans in 2004, most of which should occur during the third quarter.

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

Rowan uses the intrinsic value method of accounting for stock-based employee compensation pursuant to Accounting Principles Board Opinion No. 25. We estimate that use of the fair value method outlined by Statement of Financial Accounting Standards Nos. 123 and 148 would have reduced reported amounts of net income and net income per share by approximately $1.9 million or $.02 per share for each of the six month periods ended June 30, 2004 and 2003.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, signed into law on December 8, 2003 (the “Act”), introduced a prescription drug benefit under Medicare (Part D) and a federal subsidy to sponsors of retiree healthcare plans that provide benefits at least actuarially equivalent to Part D. We are currently evaluating our post-65 drug coverage to determine whether or not it is actuarially equivalent to Part D. We will recognize any effects of the Act on our plan benefit obligations and benefits costs pursuant to Financial Accounting Standards Board Staff Position No. FAS 106-2.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Rowan’s outstanding debt at June 30, 2004 was comprised as follows: $343.7 million of fixed-rate notes bearing a weighted average annual interest rate of 4.71% and $301.5 million of floating-rate notes bearing a weighted average annual interest rate of 1.48%. Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is limited in that the Company may fix the interest rate on its outstanding floating-rate debt at any time. In addition, virtually all of Rowan’s transactions are carried out in U. S. dollars, thus the Company’s foreign currency exposure is not material. Fluctuating commodity prices affect Rowan’s future earnings materially only to the extent that they influence demand for the Company’s products and services. Rowan does not hold or issue derivative financial instruments.

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

The Company did not repurchase any shares of its outstanding common stock during the first six months of 2004 or 2003. Under the terms of a Share Repurchase Program begun in June 1998, the Company was authorized, at June 30, 2004, to buy back up to approximately 1.5 million shares of its common stock.

Rowan did not pay any dividends during the first six months of 2004 or 2003 and, at June 30, 2004, had approximately $470 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements. Future dividends, if any, will only be paid at the discretion of the Board of Directors.

Item 4.   Submission of Matters to a Vote of Security Holders

Information called for by this item with respect to the votes of our common shareholders at the Annual Meeting of Stockholders on April 23, 2004 was previously published in our Quarterly Report on Form 10-Q for the period ended March, 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following is a list of Exhibits filed with this Form 10-Q:

	31	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

	32	Section 1350 Certifications (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K filed by the Registrant during the second quarter of fiscal year 2004:

April 14, 2004 – pertaining to the Company’s press release announcing its results for the first quarter of 2004 and the Company’s Offshore Rig Utilization for the first quarter of 2004

May 3, 2004 – containing the narrative portion of the Company’s Three Month Interim Report 2004

May 11, 2004 – pertaining to the Company’s Offshore Rig Utilization for April 2004

June 2, 2004 – pertaining to the contract status of the Company’s offshore drilling fleet

June 10, 2004 – pertaining to the Company’s Offshore Rig Utilization for May 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROWAN COMPANIES, INC.
(Registrant)

Date: August 6, 2004	/s/ E. E. THIELE

E. E. Thiele
Senior Vice President- Finance,
Administration and Treasurer
(Chief Financial Officer)

Date: August 6, 2004	/s/ W. H. WELLS

W. H. Wells
Controller
(Chief Accounting Officer)