Form 10-Q
period 2004-09-30
ROWAN COMPANIES INC
filed 2004-11-09
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The number of shares of common stock, $.125 par value, outstanding at October 31, 2004 was 107,234,571.

ROWAN COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2004	2003

ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$292,983	$58,227
Receivables - trade and other	170,958	135,538
Inventories - at cost:
Raw materials and supplies	145,929	140,413
Work-in-progress	41,023	29,421
Finished goods	14,046	11,203
Prepaid expenses	8,761	2,948
Deferred tax assets - net	8,816	66,474

Total current assets	682,516	444,224

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	2,267,128	2,133,365
Aircraft and related equipment	241,684	265,165
Manufacturing plant and equipment	144,070	138,803
Construction in progress	79,437	135,707
Other property and equipment	163,963	162,010

Total	2,896,282	2,835,050
Less accumulated depreciation and amortization	1,154,885	1,106,831

Property, plant and equipment - net	1,741,397	1,728,219

GOODWILL AND OTHER ASSETS	16,772	18,366

TOTAL	$2,440,685	$2,190,809

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2004	2003

LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$60,243	$55,267
Accounts payable - trade	34,562	25,898
Other current liabilities	57,868	69,200

Total current liabilities	152,673	150,365

LONG-TERM DEBT - less current maturities	577,053	569,067

OTHER LIABILITIES	136,909	116,268

DEFERRED INCOME TAXES - net	158,177	218,279

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
Series E Preferred Stock, authorized 1,194 shares, none outstanding
Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
Common stock, $.125 par value:
Authorized 150,000,000 shares; issued 107,137,976 shares at September 30, 2004 and 95,845,180 shares at December 31, 2003	13,392	11,981
Additional paid-in capital	910,918	659,849
Retained earnings	546,248	549,749
Cost of 1,734,440 treasury shares at December 31, 2003	-	(30,064)
Accumulated other comprehensive income (loss)	(54,685)	(54,685)

Total stockholders' equity	1,415,873	1,136,830

TOTAL	$2,440,685	$2,190,809

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

	(Unaudited)
REVENUES:
Drilling services	$142,234	$124,582	$363,468	$297,606
Manufacturing sales and services	46,261	27,067	136,245	86,738
Aviation services	46,138	42,234	96,257	98,994

Total	234,633	193,883	595,970	483,338

COSTS AND EXPENSES:
Drilling services	95,722	86,162	272,326	242,793
Manufacturing sales and services	42,009	25,199	125,193	80,518
Aviation services	47,502	33,327	102,981	86,697
Depreciation and amortization	24,341	21,740	71,375	62,973
General and administrative	6,898	6,126	19,282	19,420

Total	216,472	172,554	591,157	492,401

INCOME (LOSS) FROM OPERATIONS	18,161	21,329	4,813	(9,063)

OTHER INCOME (EXPENSE):
Interest expense	(5,329)	(5,213)	(15,433)	(14,869)
Less interest capitalized	330	1,004	1,662	3,457
Interest income	1,160	139	2,688	1,023
Other - net	217	38	547	417

Other income (expense) - net	(3,622)	(4,032)	(10,536)	(9,972)

INCOME (LOSS) BEFORE INCOME TAXES	14,539	17,297	(5,723)	(19,035)
Provision (credit) for income taxes	4,607	5,710	(2,222)	(6,816)

NET INCOME (LOSS)	$9,932	$11,587	$(3,501)	$(12,219)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK (Note 3):

Basic	$.09	$.12	$(.03)	$(.13)

Diluted	$.09	$.12	$(.03)	$(.13)

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

	For the Nine Months
	Ended September 30,

	2004	2003

	(Unaudited)
CASH PROVIDED BY (USED IN):
Operations:
Net income (loss)	$(3,501)	$(12,219)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	71,375	62,973
Provision for pension and postretirement benefits	26,489	21,571
Charge in connection with planned sale of aviation operations	10,680
Compensation expense	5,120	5,278
Deferred income taxes	(2,444)	(6,727)
Postretirement benefit claims paid	(2,598)	(1,731)
Gain on disposals of property, plant and equipment	(6,312)	(4,096)
Contributions to pension plans	(18,576)	(22,607)
Changes in current assets and liabilities:
Receivables- trade and other	(35,420)	(11,586)
Inventories	(19,961)	(36,960)
Other current assets	(5,813)	1,395
Current liabilities	12,645	1,949
Net changes in other noncurrent assets and liabilities	1,237	(1,124)

Net cash provided by (used in) operations	32,921	(3,884)

Investing activities:
Property, plant and equipment additions	(102,458)	(184,711)
Proceeds from disposals of property, plant and equipment	13,894	6,360

Net cash used in investing activities	(88,564)	(178,351)

Financing activities:
Proceeds from borrowings	58,101	84,350
Repayments of borrowings	(45,139)	(34,733)
Proceeds from common stock offering, net of issue costs	264,980
Proceeds from stock option and convertible debenture plans	12,457	3,876

Net cash provided by financing activities	290,399	53,493

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	234,756	(128,742)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,227	178,756

CASH AND CASH EQUIVALENTS, END OF PERIOD	$292,983	$50,014

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

We believe the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly Rowan’s financial position as of September 30, 2004 and December 31, 2003, and the results of its operations for the three and nine months ended September 30, 2004 and 2003 and its cash flows for the nine months ended September 30, 2004 and 2003.

      Rowan’s results of operations and cash flows for the nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the full year.

2.   Rowan has had three principal operating segments: contract drilling of oil and gas wells, both onshore and offshore (“Drilling”), helicopter and fixed-wing aircraft services (“Aviation”) and the manufacture and sale of heavy equipment for the mining, timber and transportation industries, alloy steel and steel plate and drilling products (“Manufacturing”). As discussed more fully below, Rowan recently agreed to sell its Aviation operations.  The following table presents certain financial information of Rowan by operating segment as of September 30, 2004 and 2003 and for the nine month periods then ended (in thousands).

	Drilling	Manufacturing	Aviation	Consolidated
2004
Total assets	$2,001,349	$297,178	$142,158	$2,440,685
Goodwill	1,493	10,863	-	12,356
Revenues	363,468	136,245	96,257	595,970
Operating profit (loss) (1)	39,868	4,401	(20,174)	24,095

2003
Total assets	$1,682,792	$289,317	$169,379	$2,141,488
Goodwill	1,493	10,863	-	12,356
Revenues	297,606	86,738	98,994	483,338
Operating profit (loss) (1)	11,142	(185)	(600)	10,357

 (1) General and administrative expenses, which are incurred in support of all segments, are added back to Income (loss) from operations to arrive at Operating profit (loss), which Rowan believes is a better measure of segment financial performance.

Excluded from the preceding table are the effects of transactions between segments. During the nine months September 30, 2004 and 2003, Rowan’s manufacturing division provided approximately $63 million and $92 million, respectively, of products and services to its drilling division and Rowan’s aviation division provided approximately $1.6 million of flight services to its drilling division in each period.

The 2004 Aviation operating loss shown in the preceding table includes a $10.7 million impairment charge recognized in the third quarter related to Rowan’s planned sale of Era Aviation, Inc. (“Era”), its wholly-owned subsidiary, and a $4.3 million reduction in estimated airline revenue accruals recognized in the second quarter. On October 14, 2004, Rowan announced an agreement to sell 100% of the common stock of Era to SEACOR Holdings Inc. for approximately $118.1 million in cash, subject to post-closing working capital adjustments. The transaction is expected to be completed during the fourth quarter, subject to customary conditions and regulatory reviews.

3.   Rowan’s computations of basic and diluted income (loss) per share for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Weighted average shares of common stock outstanding	106,620	93,877	104,863	93,738

Dilutive securities:
Convertible debentures	498	936	-	-
Stock options	936	1,064	-	-

Weighted average shares for diluted calculation	108,054	95,877	104,863	93,738

Net income (loss) for basic and diluted calculation	$9,932	$11,587	$(3,501)	$(12,219)

Net income (loss) per share:
Basic	$.09	$.12	$(.03)	$(.13)

Diluted	$.09	$.12	$(.03)	$(.13)

Incremental shares related to convertible debentures and stock options as set forth in the following table are excluded from the preceding computations of diluted income (loss) per share as their inclusion would have reduced the per share amount of loss for each period.

	Nine Months Ended
	September 30,
	2004	2003

Convertible debentures	782	905
Stock options	904	802

Rowan uses the intrinsic value method of accounting for stock-based employee compensation, whereby the cost of each option is measured as the difference between the market price per share and the option price per share on the date of grant, in accordance with Accounting Principles Board Opinion No. 25. The following table is provided pursuant to Statement of Financial Accounting Standards No. 148 to illustrate the effect on Rowan’s net income (loss) and net income (loss) per share of measuring stock-based compensation cost based upon estimated fair values in accordance with Statement of Financial Accounting Standards No. 123 for the three and nine month periods ended September 30, 2004 and 2003:
	Three Months Ended September 30,

		Per Share

	Total	Basic	Diluted

2004

Net income (loss), as reported	$9,932	$.09	$.09
Stock-based compensation, net of related tax effects:
As recorded under APB 25	1,038
Pro forma under SFAS 123	(2,041)

Pro forma net income (loss)	$8,929	$.08	$.08

2003

Net income (loss), as reported	$11,587	$.12	$.12
Stock-based compensation, net of related tax effects:
As recorded under APB 25	1,221
Pro forma under SFAS 123	(2,482)

Pro forma net income (loss)	$10,326	$.11	$.11

	Nine Months Ended September 30,

		Per Share

	Total	Basic	Diluted

2004

Net income (loss), as reported	$(3,501)	$(.03)	$(.03)
Stock-based compensation, net of related tax effects:
As recorded under APB 25	3,132
Pro forma under SFAS 123	(5,798)

Pro forma net income (loss)	$(6,167)	$(.06)	$(.06)

2003

Net income (loss), as reported	$(12,219)	$(.13)	$(.13)
Stock-based compensation, net of related tax effects:
As recorded under APB 25	3,388
Pro forma under SFAS 123	(6,464)

Pro forma net income (loss)	$(15,295)	$(.16)	$(.16)

4.   Rowan had no items of other comprehensive income during the nine months ended September 30, 2004 and 2003.

5.   Since 1952, Rowan has sponsored defined benefit pension plans covering substantially all of its employees. In addition, Rowan provides certain health care and life insurance benefits for retired drilling and aviation employees.

      Net periodic pension cost for the three and nine months ended September 30, 2004 and 2003 included the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Service cost	$3,487	$2,854	$10,387	$8,470
Interest cost	5,256	4,506	15,655	13,372
Expected return on plan assets	(4,203)	(3,887)	(12,519)	(11,534)
Recognized actuarial loss	2,073	2,222	6,369	5,408
Amortization of prior service cost	53	49	157	144

Total	$6,666	$5,744	$20,049	$15,860

Net postretirement benefits cost for the three and nine months ended September 30, 2004 and 2003 included the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Service cost	$687	$602	$2,045	$1,807
Interest cost	1,044	976	3,109	2,895
Recognized actuarial loss	316	277	954	682
Amortization of transition obligation	190	181	566	556
Amortization of prior service cost	(79)	(74)	(234)	(229)

Total	$2,158	$1,962	$6,440	$5,711

Rowan has contributed $21.2 million for its pension and other benefit plans during the first nine months of 2004 and currently expects to contribute another $1.8 million during the fourth quarter.  Recent actuarial calculations indicate that, assuming plan assets perform as expected and interest rates are unchanged from present levels, significant additional pension contributions will be required over the next several years, in average annual amounts that exceed the 2004 level. For this reason, we intend to utilize a significant portion of the net proceeds from the sale of Era, when and if that transaction closes, to make an additional contribution of $60 million to our pension plans.

6.  The Medicare Prescription Drug, Improvement and Modernization Act of 2003, signed into law on December 8, 2003 (the “Act”), introduced a prescription drug benefit under Medicare (Part D) and a federal subsidy to sponsors of retiree healthcare plans that provide benefits at least actuarially equivalent to Part D. We believe that are our post-65 drug coverage is at least actuarially equivalent to Part D and, accordingly, that we will be entitled to the subsidy. A remeasurement of our accumulated plan benefit obligations to include the effects of the Act yielded a $46,000 reduction in estimated 2004 net postretirement benefits cost, which we will recognize in the fourth quarter.

7.  In the third quarter of 2004, the Company learned that a unit of the U. S. Department of Justice is conducting a criminal investigation of environmental matters involving several of Rowan’s offshore drilling rigs. Rowan is cooperating with the investigation. The Company does not have sufficient information at this time to comment on the outcome of the investigation.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Rowan incurred a net loss of $3.5 million, or $.03 per diluted share, in the first nine months of 2004 compared to a net loss of $12.2 million, or $.13 per share, in the same period of 2003. The improvement in operating results between periods was largely due to the effects of increased average drilling day rates and higher manufacturing sales, which combined to more than offset a decline in aviation division performance.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the first nine months of 2004 and 2003, respectively, is reflected below (dollars in thousands):

	Drilling		Manufacturing		Aviation		Consolidated
	2004	2003	2004	2003	2004	2003	2004	2003

Revenues	$ 363,468	$ 297,606	$ 136,245	$ 86,738	$ 96,257	$ 98,994	$ 595,970	$ 483,338

Percent of Consolidated
Revenues	61%	62%	23%	18%	16%	20%	100%	100%

Operating Profit (Loss) (1)	$ 39,868	$ 11,142	$ 4,401	$ (185)	$ (20,174)	$ (600)	$ 24,095	$ 10,357

 (1) General and administrative expenses, which are incurred in support of all segments, are added back to Income (loss) from operations to arrive at Operating profit (loss), which Rowan believes is a better measure of segment financial performance.

As reflected above, Rowan’s consolidated operating results improved by $13.7 million when comparing the first nine months of 2004 and 2003. Drilling revenues increased by $65.9 million or 22% as our offshore fleet of 24 jack-ups and one semi-submersible was 90% utilized during the first nine months of 2004, compared to 88% over the same period of 2003, and achieved a 16% increase in average day rates between periods. Rowan’s fleet of 18 land rigs was 79% utilized during the first nine months of 2004, compared to 72% over the same period of 2003, and achieved an 11% increase in average day rates between periods. Drilling expenses increased by $29.5 million between periods, primarily due to the addition to our offshore fleet of the Bob Palmer in August 2003 and the Scooter Yeargain in May 2004, an increase in the number of land rigs operating, the relocation of Gorilla V from Canada to the North Sea during the current period and higher pension costs.

The $4.6 million increase in Rowan’s manufacturing results shown in the preceding table primarily reflects a $30.7 million or 71% increase in equipment group revenues, a $10.0 million or 88% increase in steel group sales and an $8.8 million or 27% increase in drilling products revenues between periods. The equipment group shipped 13 mining loaders and log stackers in the first nine months of 2004, compared to six units in 2003, and achieved an 11% increase in parts sales between periods. Manufacturing operations exclude approximately $63 million of products and services provided to the drilling division during the first nine months of 2004, most of which was attributable to construction progress on the first two Tarzan Class rigs, the Scooter Yeargain and the Bob Keller, compared to about $92 million over the same period of 2003. The division’s external backlog was approximately $76 million at September 30, 2004, up from about $45 million one year earlier.

Rowan’s aviation operating results in the first nine months of 2004 and 2003 reflect a $5.3 million or 13% increase in energy-related revenues, particularly in support of deepwater drilling operations in the Gulf of Mexico, offset by a $3.4 million or 38% decrease in fire response revenues between periods. Airline revenues decreased by $5.5 million or 20% between periods primarily due to a $4.3 million reduction in estimated airline revenue accruals in 2004, following the introduction of a new passenger ticket tracking system. Contributing to the decline in aviation operating results between periods as shown in the preceding table were effects of increased excise taxes and higher pension and fuel costs, while gains on helicopter sales reduced aviation operating expenses by $5.1 million in 2004 compared to $2.4 million in 2003. The 2004 operating loss includes a $10.7 million impairment charge related to Rowan’s planned sale of its aviation operations.  On October 14, 2004, Rowan announced an agreement to sell 100% of the common stock of Era Aviation, Inc. to SEACOR Holdings Inc. for approximately $118.1 million in cash, subject to post-closing working capital adjustments. The transaction is expected to be completed during the fourth quarter, subject to customary conditions and regulatory reviews.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Rowan achieved net income of $9.9 million, or $.09 per diluted share, in the third quarter of 2004 compared to net income of $11.6 million, or $.12 per share, in the same period of 2003. The reduction in income between periods was largely due to a decline in aviation division performance, which more than offset the effects of our expanded offshore drilling fleet and higher manufacturing sales.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing, aviation and consolidated operations for the third quarters of 2004 and 2003, respectively, is reflected below (dollars in thousands):

	Drilling		Manufacturing		Aviation		Consolidated
	2004	2003	2004	2003	2004	2003	2004	2003

Revenues	$ 142,234	$ 124,582	$ 46,261	$ 27,067	$ 46,138	$ 42,234	$ 234,633	$ 193,883

Percent of Consolidated
Revenues	60%	64%	20%	14%	20%	22%	100%	100%

Operating Profit (Loss) (1)	$ 28,827	$ 23,404	$ 2,045	$ (482)	$ (5,813)	$ 4,533	$ 25,059	$ 27,455

 (1) General and administrative expenses, which are incurred in support of all segments, are added back to Income (loss) from operations to arrive at Operating profit (loss), which Rowan believes is a better measure of segment financial performance.

As reflected above, Rowan’s consolidated operating results declined by $2.4 million when comparing the third quarters of 2004 and 2003. Drilling revenues increased by $17.6 million or 14% as our offshore fleet of 24 jack-ups and one semi-submersible was 97% utilized during the third quarter of 2004, compared to 94% in the third quarter of 2003, and achieved a 3% increase in average day rates between periods. The addition to our offshore fleet of the Bob Palmer in August 2003 and the Scooter Yeargain in May 2004 yielded over one-half of the increase in drilling revenues between periods. Rowan’s fleet of 18 land rigs was 83% utilized during the third quarter of 2004, compared to 72% in the third quarter of 2003, and achieved a 13% increase in average day rates between periods. Drilling expenses increased by $9.6 million or 11% between periods, primarily due to the addition of the Bob Palmer and the Scooter Yeargain, the relocation of Gorilla V from Canada to the North Sea during the current period and higher pension costs.

The $2.5 million increase in Rowan’s manufacturing results shown in the preceding table primarily reflects a $7.9 million or 60% increase in equipment group revenues, a $7.0 million or 69% increase in drilling products revenues and a $4.3 million or 115% increase in steel group sales between periods. Shipments during the third quarter of 2004 included three mining loaders, one log stacker and ten pumps, while only one pump was shipped during the third quarter of 2003. Manufacturing operations exclude approximately $12 million of products and services provided to the drilling division during the third quarter of 2004, most of which was attributable to construction progress on the second Tarzan Class rig, the Bob Keller, compared to about $22 million in the same period of 2003.

Rowan’s aviation operating results in the third quarters of 2004 and 2003 reflect a $4.5 million or 34% increase in energy-related revenues, primarily associated with deepwater activities in the Gulf of Mexico, offset by a $3.1 million or 42% decrease in fire response revenues between periods. Contributing to the decline in operating results between periods as shown in the preceding table are the effects of increased excise taxes and higher pension and fuel costs. The 2004 operating loss includes a $10.7 million impairment charge related to Rowan’s planned sale of its aviation operations, which is expected to be completed during the fourth quarter. On October 14, 2004, Rowan announced an agreement to sell 100% of the common stock of Era Aviation, Inc. to SEACOR Holdings Inc. for approximately $118.1 million in cash, subject to post-closing working capital adjustments. The transaction is expected to be completed during the fourth quarter, subject to customary conditions and regulatory reviews.

On March 23, 2004, we lost a Sikorsky S-76 helicopter in the Gulf of Mexico with two crew members and eight passengers onboard. The National Transportation Safety Board is conducting an investigation into the crash with our full cooperation. The impact of this incident on our financial statements has not been and should not be material due to our prevailing insurance coverage.

Expected near-term conditions in our principal drilling markets, based upon recent bid inquiries and other indications from our energy company customers, and the numbers of our rigs in each of those markets are set forth in the following table. We continue to pursue opportunities for our jack-up rigs, particularly our Gorilla and Super Gorilla class jack-ups, in other overseas markets, including Qatar, Trinidad and Venezuela.

AREA	RIGS	EXPECTED NEAR-TERM CONDITIONS

Gulf of Mexico	23	Generally improving exploration and development activity, with continued emphasis on potential deep-well natural gas reserves on the outer continental shelf

North Sea	2	Generally improving jack-up drilling activity, with increasing participation by independent operators

Eastern Canada	-	Uncertain demand for harsh environment jack-up rigs

Worldwide rig demand is inherently volatile and generally varies from one market to the next, as does the supply of competitive equipment. Exploration and development expenditures on the part of energy companies are affected by many factors beyond oil and natural gas price levels and trends, such as political and regulatory policies, seasonal weather patterns, lease expirations, mergers and acquisitions and new oil and gas discoveries. The outlook for most worldwide drilling markets appears to be stable or improving. However, the volatility inherent in the drilling business prevents us from being able to accurately predict whether existing market conditions will continue beyond the near term, or whether any expected improvements, as reflected in the preceding table, will materialize. In response to fluctuating market conditions, we can, as we have done in the past, relocate drilling rigs from one geographic area to another, but only when we believe such moves are economically justified over the longer term. Currently, Rowan’s drilling operations are profitable, but they will be adversely affected should market conditions begin to deteriorate.

Rowan’s drilling operating results for the first nine months of 2004 were considerably enhanced by our North Sea drilling contract for Rowan Gorilla VII. The contract, under which operations began in June 2003, specified an 18-month minimum term, provided Rowan with a day rate tied to an average oil price and contained options for up to an additional 42 months of work. In March 2004, due to declining oil production caused by well bore and geological difficulties encountered in the first three wells, we agreed, in an attempt to extend the field’s economic life, to reduce the day rate under the contract for a five-month period through June 30, 2004. We also agreed at that time to defer receipt of day rate charges for the January through March 2004 period until the first well could be recompleted and production resumed. Our agreement to temporarily reduce the day rate remains in effect, and we have received payment for our day rate charges through June 2004 in accordance with the extension agreement. Gorilla VII continues to produce two of the wells it has drilled in the North Sea’s Ardmore Field while a third well is being recompleted. The drilling of a fourth well is under consideration, which could extend the productive life of the field through 2005. However, there is a risk that the contract could terminate earlier if the fourth well is not drilled or if production from the field is otherwise inadequate. In either case, we could be faced with a write-off of receivables related to this contract,  of which approximately $13 million from September 30, 2004 are currently outstanding. Ultimately, Rowan is dependent upon the productive life of the Ardmore Field for payment.

Though considerably less volatile than our drilling operations, our manufacturing operations, especially the equipment group, had, for a number of years, been adversely impacted by a prolonged period of unfavorable world commodity prices, especially those for copper, iron ore, coal and gold. Over the past two years, prices for many commodities have increased due to growing worldwide industrial demand. Rowan’s external manufacturing backlog has grown in recent months, and we are optimistic that a recovery in the demand for mining equipment may be underway. We cannot, however, accurately predict whether or not any such recovery will be sustained beyond the near term.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet figures and ratios as of September 30, 2004 and December 31, 2003 is as follows (dollars in thousands):

	September 30, 2004	December 31, 2003

Cash and cash equivalents	$292,983	$58,227
Current assets	$682,516	$444,224
Current liabilities	$152,673	$150,365
Current ratio	4.47	2.95
Long-term debt - less current current maturities	$577,053	$569,067
Stockholders' equity	$1,415,873	$1,136,830
Long-term debt/total capitalization	.29	.33

Reflected in the comparison above are the effects in the first nine months of 2004 of net cash provided by operations of $32.9 million, net proceeds from the issuance of 11.5 million shares of common stock of $265 million, proceeds from borrowings of $58.1 million, capital expenditures of $102.5 million, proceeds from fixed asset disposals of $13.9 million and debt repayments of $45.1 million.

Capital expenditures during the first nine months of 2004 were primarily related to the construction of the first two Tarzan Class jack-up rigs, the Scooter Yeargain and the Bob Keller. The Tarzan Class was designed specifically for deep drilling in water depths up to 300 feet on the outer continental shelf in the Gulf of Mexico, offering drilling capabilities similar to our Super Gorilla class jack-ups, but with reduced environmental criteria (wind, wave and current) and at less than one-half the construction cost.

The Scooter Yeargain was delivered on April 29, 2004. We financed $91.2 million of the cost of the Scooter Yeargain through a 15-year floating-rate bank loan guaranteed by the U. S. Department of Transportation’s Maritime Administration (“MARAD”) under its Title XI Program. The loan requires semiannual interest payments in each May and November, with semiannual principal repayments commencing on November 10, 2004, and the Scooter Yeargain secures the government guarantee. At September 30, 2004, we had the full $91.2 million outstanding under this loan, which bore interest at an annual rate of about 1.88%.

The Bob Keller is being constructed at Vicksburg, Mississippi with delivery expected during the third quarter of 2005. We are financing up to $89.7 million of the cost of the Bob Keller through a 15-year floating-rate bank loan guaranteed by MARAD under its Title XI Program. The loan requires semiannual interest payments in each May and November, with semiannual principal repayments commencing on May 10, 2005, and the Bob Keller secures the government guarantee. At September 30, 2004, we had borrowed about $39.0 million under this loan, which bore interest at an annual rate of about 1.88%.

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

Rowan currently estimates that remaining 2004 capital expenditures will be between $35 million and $45 million, including approximately $15-20 million towards the construction of the Bob Keller.

Rowan’s debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity, limit the amount of long-term debt and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions. We believe that the Company was in compliance with each of its debt covenants at September 30, 2004.

In December 2003, Rowan filed a $500 million universal shelf registration statement. In early 2004, we sold 11.5 million shares of common stock, consisting of approximately 1.7 million shares of treasury stock and 9.8 million newly issued shares. The net proceeds of approximately $265 million were retained for general corporate purposes, including working capital and capital expenditures.

On October 14, 2004, Rowan announced an agreement to sell 100% of the common stock of Era Aviation, Inc., ("ERA") its wholly-owned subsidiary, to SEACOR Holdings Inc. for approximately $118.1 million in cash, subject to post-closing working capital adjustments. The transaction is expected to be completed during the fourth quarter, subject to customary conditions and regulatory reviews.

During the 2001-2003 period, Rowan contributed about $47 million to its defined benefit pension plans. Such contribution amounts are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates. Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements, which showed an accumulated other comprehensive loss resulting from unfunded pension liabilities of $54.7 million at September 30, 2004. We currently estimate that our 2004 pension costs will increase by about $4.3 million or 19% over 2003. We have contributed $18.6 million to our pension plans thus far in 2004, including $17.4 million during the third quarter, and expect to contribute another approximately $1 million during the fourth quarter. Recent actuarial calculations indicate that, assuming plan assets perform as expected and interest rates are unchanged from present levels, significant additional pension contributions will be required over the next several years, in average annual amounts that exceed the contribution rate of the past four years. For this reason, we intend to utilize a significant portion of the net proceeds expected to be received upon the sale of Era, when and if that transaction closes, to make an additional contribution of $60 million to our pension plans.

Rowan did not pay any dividends during the first nine months of 2004 or 2003 and, at September 30, 2004, had approximately $511 million of retained earnings available for distribution to stockholders under the most restrictive provisions of its debt agreements. Rowan intends to utilize a portion of the net proceeds expected to be received upon the sale of Era, when and if that transaction closes, to pay a special dividend to shareholders of 25¢ per share. The record and payment dates for the dividend will be determined later by the Board of Directors. Additional dividends, if any, will only be paid at the discretion of the Board of Directors.

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

In the third quarter of 2004, the Company learned that a unit of the U. S. Department of Justice is conducting a criminal investigation of environmental matters involving several of Rowan’s offshore drilling rigs. Rowan is cooperating with the investigation. The Company does not have sufficient information at this time to comment on the outcome of the investigation.

Rowan uses the intrinsic value method of accounting for stock-based employee compensation pursuant to Accounting Principles Board Opinion No. 25. We estimate that use of the fair value method outlined by Statement of Financial Accounting Standards Nos. 123 and 148 would have reduced reported amounts of net income and net income per share by approximately $2.7 million, or $.03 per share, for the nine months ended September 30, 2004 and by approximately $3.1 million, or $.03 per share, for the nine months ended September 30, 2003. Similarly, Rowan’s third quarter net income would have been reduced by approximately $.01 per share in both 2004 and 2003.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, signed into law on December 8, 2003 (the “Act”), introduced a prescription drug benefit under Medicare (Part D) and a federal subsidy to sponsors of retiree healthcare plans that provide benefits at least actuarially equivalent to Part D. We believe that are our post-65 drug coverage is at least actuarially equivalent to Part D and, accordingly, that we will be entitled to the subsidy. A remeasurement of our accumulated plan benefit obligations to include the effects of the Act yielded a $46,000 reduction in estimated 2004 net postretirement benefits cost, which we will recognize in the fourth quarter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Rowan’s outstanding debt at September 30, 2004 was comprised as follows: $330.2 million of fixed-rate notes bearing a weighted average annual interest rate of 4.66% and $307.1 million of floating-rate notes bearing a weighted average annual interest rate of 1.94%. Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is limited in that the Company may fix the interest rate on its outstanding floating-rate debt at any time. In addition, virtually all of Rowan’s transactions are carried out in U. S. dollars, thus the Company’s foreign currency exposure is not material. Fluctuating commodity prices affect Rowan’s future earnings materially to the extent that they influence demand for the Company’s products and services. Rowan does not hold or issue derivative financial instruments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the third quarter of 2004, the Company learned that a unit of the U. S. Department of Justice is conducting a criminal investigation of environmental matters involving several of Rowan’s offshore drilling rigs. Rowan is cooperating with the investigation. The Company does not have sufficient information at this time to comment on the outcome of the investigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of its outstanding common stock during the first nine months of 2004 or 2003. Under the terms of a Share Repurchase Program begun in June 1998, the Company was authorized, at September 30, 2004, to buy back up to approximately 1.5 million shares of its common stock.

Rowan did not pay any dividends during the first nine months of 2004 or 2003 and, at September 30, 2004, had approximately $511 million of retained earnings available for distribution to stockholders under the most restrictive provisions of its debt agreements. Rowan intends to utilize a portion of the proceeds expected to be received upon the sale of its aviation operations, when and if that transaction closes, to pay a special dividend to shareholders of 25¢ per share. The record and payment dates for the dividend will be determined later by the Board of Directors. Additional dividends, if any, will only be paid at the discretion of the Board of Directors.

Item 6. Exhibits

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

ROWAN COMPANIES, INC.
(Registrant)

Date: November 9, 2004	/s/ E. E. THIELE

E. E. Thiele
Senior Vice President- Finance,
Administration and Treasurer
(Chief Financial Officer)

Date: November 9, 2004	/s/ W. H. WELLS

W. H. Wells
Controller
(Chief Accounting Officer)