Form 10-K
period 2004-12-31
ROWAN COMPANIES INC
filed 2005-03-16
CIK 85408

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____ TO ____

Rowan Companies, Inc.

Incorporated in Delaware	Commission File	I. R. S. Employer
	Number 1-5491	Identification:
75-0759420

2800 Post Oak Boulevard
Suite 5450
Houston, Texas 77056-6127

Registrant’s telephone number, including area code: (713) 621-7800

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $.125 Par Value	New York Stock Exchange
Pacific Exchange - Stock & Options

Preferred Stock Purchase Rights	New York Stock Exchange
Pacific Exchange - Stock & Options

     Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.6 billion as of June 30, 2004, based upon the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape of $24.33 per share.

     The number of shares of Common Stock, $.125 par value, outstanding at February 28, 2005 was 108,013,581.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K
Annual Report to Stockholders for
fiscal year ended December 31, 2004	Parts I, II and IV

Proxy Statement for the 2005 Annual
Meeting of Stockholders	Part III

PART I

ITEM 1. BUSINESS

Rowan Companies, Inc. (hereinafter referred to as “Rowan” or “the Company”) is a major provider of international and domestic contract drilling services. Rowan also operates a mini-steel mill, a manufacturing facility that produces heavy equipment for the mining and timber industries and a drilling products group that has designed or built about one-third of all mobile offshore jack-up drilling rigs. Rowan was organized in 1947 as a Delaware corporation and a successor to a contract drilling business conducted since 1923 under the name Rowan Drilling Company, Inc. In 2004, Rowan sold its aviation operations conducted by Era Aviation, Inc.

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

Information regarding each of Rowan’s industry segments, including revenues, operating profit (loss), assets and foreign-source revenues for 2004, 2003 and 2002 is incorporated herein by reference from Footnote 10 of the Notes to Consolidated Financial Statements on pages 38 and 39 of Rowan’s 2004 Annual Report to Stockholders (“Annual Report”), incorporated portions of which are filed as Exhibit 13 hereto. Information regarding Rowan’s discontinued aviation operations is incorporated herein by reference from Footnote 12 of the Notes to Consolidated Financial Statements on page 40 of the Annual Report.

During 2004, no one customer accounted for 10% or more of Rowan’s consolidated revenues. In 2003, 14% of Rowan’s consolidated revenues were derived from El Paso Corporation and 10% were derived from Anadarko Petroleum Corporation, primarily from drilling services. In 2002, 13% of Rowan’s consolidated revenues were derived from El Paso Corporation, primarily from drilling services.

DRILLING OPERATIONS

Rowan provides contract drilling services utilizing a fleet of 24 self-elevating mobile offshore drilling platforms (“jack-up rigs”), one mobile offshore floating platform (“semi-submersible rig”) and 18 land drilling rigs. Rowan’s drilling operations are conducted primarily in the Gulf of Mexico, the North Sea, offshore eastern Canada and in Texas and Louisiana. In 2004, drilling operations generated an operating profit (income from operations before deducting selling, general and administrative expenses) of $76.9 million.

Offshore Operations

Since 1970, Rowan’s drilling operations have featured jack-up rigs performing both exploratory and development drilling and, in certain areas, well workover operations. Rowan operates larger, deep-water type jack-up rigs capable of drilling to depths of 20,000 to 35,000 feet in maximum water depths ranging from 250 to 550 feet, depending on the size of the rig and its location.

Rowan’s jack-up rigs are designed with a floating hull with three independently elevating legs, drilling equipment, supplies, crew quarters, loading and unloading facilities, a helicopter landing deck and other related equipment. Drilling equipment includes engines, drawworks or hoist, derrick, pumps to circulate the drilling fluid, drill pipe and drilling bits. Rowan’s rigs are equipped with propulsion thrusters to assist in towing. At the drilling site, the legs are lowered until they penetrate the ocean floor and the hull is jacked-up on the legs to the desired elevation above the water. The hull then serves as a drilling platform until the well is completed, at which time the hull is lowered into the water, the legs are elevated and the rig is towed to the next drilling site.

Rowan’s cantilever jack-ups can extend a portion of the sub-structure containing the drawworks, derrick and related equipment over fixed production platforms so that development or workover operations on the platforms can be carried out with a minimum of interruption to production. In 1989, Rowan acquired and developed a “skid base” technology, whereby the rig floor drilling equipment on a conventional jack-up rig can be “skidded” out over the top of a fixed platform. Thus, conventional jack-up rigs can be used on certain drilling assignments that previously required a cantilever jack-up or platform rig.

At March 14, 2005, Rowan’s offshore drilling fleet included the following:

•	17 cantilever jack-up rigs, featuring three harsh environment “Gorilla class” rigs, four enhanced “Super Gorilla class” rigs and one “Tarzan Class” rig

•	seven conventional jack-up rigs, including five rigs with skid base capability

•	one semi-submersible rig

The fleet increased to 25 units following the delivery in April 2004 of Rowan’s first Tarzan Class jack-up rig, the Scooter Yeargain. The Company operates two of the cantilever jack-up rigs under operating leases expiring in 2008.

Rowan’s Gorilla class rigs were designed in the early 1980s as a heavier-duty class of jack-up rig, capable of operating in water depths up to 328 feet in extreme hostile environments (winds up to 100 miles per hour and seas up to 90 feet) such as in the North Sea and offshore eastern Canada. Gorillas II and III can drill up to 30,000 feet and Gorilla IV is equipped to reach 35,000 feet.

In late 1998, Rowan completed construction of its first Super Gorilla class rig, Rowan Gorilla V. Rowan Gorilla VI followed in June 2000 and Rowan Gorilla VII was delivered in December 2001. Gorillas V, VI and VII are enhanced versions of Rowan’s Gorilla class rigs, featuring a combination drilling and production capability. They can operate year-round in 400 feet of water south of the 61st parallel in the North Sea, within the worst-case combination of 100-year storm criteria for waves, wave periods, winds and currents. Rowan financed an aggregate $509.5 million of the cost of Gorillas V, VI and VII through separate bank loans guaranteed by the U.S. Department of Transportation’s Maritime Administration under its Title XI Program.

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

In July 2001, Rowan’s Board of Directors approved the development, design and construction of a new class of jack-up rig, specifically targeted for drilling beyond 25,000 feet in water depths up to 300 feet on the Gulf of Mexico’s outer continental shelf. The Tarzan Class rig offers drilling capabilities similar to our Gorilla class jack-ups, enabling more efficient deep shelf drilling, but with reduced environmental criteria (wind, wave and current) and at about one-half of the construction cost. The first of as many as four new Tarzan rigs, the Scooter Yeargain, was delivered in April 2004. The second Tarzan Class rig, the Bob Keller, is under construction at Vicksburg, Mississippi, with delivery expected during the third quarter of 2005. Construction of the third Tarzan Class rig, the Hank Boswell, began in January 2005. Rowan has obtained financing for up to $180.9 of the cost of the first two Tarzan rigs through separate government-guaranteed Title XI bank loans, under terms and conditions similar to those in effect for the Bob Palmer, and has applied for Title XI financing for the third and fourth Tarzan Class rigs.

The current fleet expansion program began in 1995 following Rowan’s acquisition of the manufacturing and rig-building operations formerly conducted by Marathon LeTourneau Company, which had designed all of Rowan’s existing jack-up rigs, the last of which was delivered in 1986. In the intervening years, Rowan’s capital expenditures were primarily for enhancements to existing drilling rigs and purchases of aircraft. Of Rowan’s 16 remaining jack-up rigs, six cantilever rigs and one conventional rig have been modified to provide a degree of hostile environment operating capability, and seven cantilever rigs and three conventional rigs are equipped to operate in water depths up to 350 feet.

Rowan takes advantage of lulls in drilling activity to perform needed maintenance and make certain enhancements to its drilling fleet. During 1998 and 1999, the Company completed significant upgrades to several offshore drilling rigs which were carried out to increase their operating capabilities. See ITEM 2. PROPERTIES beginning on page 13 of this Form 10-K for additional information with respect to the capabilities and operating status of the Company’s rigs.

For a further discussion of Rowan’s availability of funds in 2004 to sustain operations, debt service and planned capital expenditures, including those related to construction of the Tarzan Class rigs, see “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 through 21 of the Annual Report, which information is incorporated herein by reference.

Rowan’s semi-submersible rig is utilized principally for offshore exploratory drilling from a floating position and is capable of drilling to a depth of 25,000 feet in water depths up to 1,200 feet. A semi-submersible drilling rig consists of a drilling platform raised above multiple hulls by columns. The hulls are flooded and submerged beneath the water surface, in which position the rig is anchored during drilling operations. The drilling platform contains the same type of equipment found on a jack-up rig. After completion of the well, the submerged hull is deballasted to reduce vessel draft and facilitate towing to another drilling location.

Since 2000, Rowan has operated six anchor-handling, towing and supply boats obtained under operating lease agreements that expire in 2005. The boats are fully-crewed by the lessor, but managed by Rowan to provide towing and supply services for our drilling operations or third parties. On February 7, 2005, we assigned the remaining lease term and sold our purchase options on four anchor-handling boats for approximately $21 million in cash. The leases covering the two remaining boats will expire in May 2005, at which time they will be returned to the lessor. Our exit from the marine vessel business should not have a material impact on our continuing operations.

Onshore Operations

Rowan has drilling equipment, personnel and camps available on a contract basis for exploration and development of onshore areas. Rowan currently owns 18 deep-well land rigs located as follows: 12 in Texas and six in Louisiana. The fleet features four newly constructed rigs and nine rigs that have been substantially rebuilt in recent years. Another rig, idle since 2001, is being substantially rebuilt and is expected to return to service by the end of March 2005.

The drilling equipment comprising an onshore rig consists basically of engines, drawworks or hoist, derrick, pumps to circulate the drilling fluid, drill pipe and drilling bits. The type of rig required by a customer depends upon the anticipated well depth, terrain and conditions in the drilling area.

Contracts

Rowan’s drilling contracts generally provide for compensation on a day rate basis, whereby the Company earns a fixed amount per day, and are usually obtained either through competitive bidding or individual negotiations. A number of factors affect a drilling contractor’s ability, both onshore and offshore, to obtain contracts at a profitable rate within an area. Such factors include the location and availability of equipment, its suitability for the project, the comparative cost of the equipment, the competence of personnel and the reputation of the contractor. Profitability may also be dependent upon receiving adequate compensation for the cost of moving equipment to drilling locations.

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

Rowan’s drilling contracts are either “well-to-well”, “multiple well” or for a fixed term generally ranging from one to twelve months. Well-to-well contracts are cancelable by either party upon completion of drilling at any one site, and fixed-term contracts usually provide for termination by either party if drilling operations are suspended for extended periods by events of force majeure. While most fixed-term contracts are for relatively short periods, some fixed-term and well-to-well contracts continue for a longer period than the original term or for a specific series of wells. Many offshore contracts contain renewal or extension provisions exercisable at the option of the customer at prices agreeable to the Company and require additional payments for mobilization and demobilization costs. Rowan’s contracts for work in foreign countries generally provide for payment in United States dollars except for minimal amounts required to meet local expenses, such as payroll.

Rowan believes that the contract status of its onshore and offshore rigs is more informative than backlog calculations, and that backlog information is neither calculable nor meaningful given the cancellation options contained in, and the short duration of, fixed-term contracts and the indeterminable duration of well-to-well and multiple well contracts. See ITEM 2. PROPERTIES beginning on page 13 of this Form 10-K for the contract status of the Company’s rigs as of March 14, 2005.

Competition

The contract drilling industry is highly competitive and involves many factors, including price, equipment capability, operating and safety performance and reputation. Rowan believes that it competes favorably with respect to all of these factors.

Rowan competes with more than 20 offshore drilling contractors together having available more than 500 mobile rigs worldwide and approximately 20 domestic drilling contractors with about 200 available deep-well land rigs in the aggregate. Based upon the number of rigs as tabulated by ODS-Petrodata, Rowan is the eighth largest offshore drilling contractor in the world and the sixth largest jack-up rig operator. Some of the Company’s competitors have greater financial and other resources and may be more able to make technological improvements to existing equipment or replace equipment that becomes obsolete.

Technological advances can create competitive advantages and eventually cause less capable equipment to be less suitable for certain drilling operations. Following the development of the Company’s Gorilla class rigs in the early 1980s, Rowan has continued to employ a drilling rig modification and enhancement program designed to provide a fleet of jack-up rigs reflecting the latest technological advancements. In 1995, Rowan began a drilling rig expansion program featuring the development of enhanced versions of the Gorilla class rig and, beginning in 2001, the Tarzan Class rig.

The drilling markets in which the Company competes can be characterized by their economic and political stability. At March 14, 2005, Rowan had 22 jack-ups and its semi-submersible located in the Gulf of Mexico, and two jack-ups located in the North Sea. Based upon the number of rigs as tabulated by ODS-Petrodata, Rowan is the second largest offshore drilling contractor in the Gulf of Mexico and the largest jack-up rig operator in the area. Relocation of equipment from one geographic location to another is dependent upon changing market dynamics, with moves occurring only when the likelihood of higher returns makes such action economical over the longer term. Gorilla VII was relocated from the Gulf of Mexico to the North Sea in 2002 and Gorilla V was relocated from eastern Canada to the North Sea in 2004.

Rowan markets its drilling services by directly contacting present and potential customers, including large international energy companies, many smaller energy companies and foreign government-owned or controlled energy companies. Since 1992, with the many restructurings, downsizings and mergers by major energy companies, followed by periods of significant reductions in their domestic budgets, the Company has increased its marketing emphasis on independent operators.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14 through 21 of Rowan’s 2004 Annual Report, the information under which caption is incorporated herein by reference, for a discussion of current industry conditions and their impact on operations.

Regulations and Hazards

Rowan’s drilling operations are subject to many hazards, including blowouts and well fires, which could cause personal injury, suspend drilling operations, seriously damage or destroy the equipment involved and cause substantial damage to producing formations and the surrounding areas. Offshore drilling operations are also subject to marine hazards, either while on site or under tow, such as vessel capsizing, collision or grounding. Raising and lowering the legs of jack-up rigs into the ocean bottom and ballasting semi-submersible units require skillful handling to avoid capsizing or other serious damage. Drilling into high-pressure formations is a complex process and problems can frequently occur.

Rowan believes that it is adequately insured for physical damage to its rigs, and for marine liabilities, worker’s compensation, maritime employers liability, automobile liability and for various other types of exposures customarily encountered in the Company’s operations. Certain of Rowan’s liability insurance policies specifically exclude coverage for fines, penalties and punitive or exemplary damages. Rowan anticipates that its present insurance coverage will be maintained, but no assurance can be given that insurance coverage will continue to be available at rates considered reasonable, that self-insured amounts or deductibles will not increase or that certain types of coverage will be available at any cost.

Foreign operations are often subject to political, economic and other uncertainties not encountered in domestic operations, such as arbitrary taxation policies, onerous customs restrictions, unstable currencies and the risk of asset expropriation due to foreign sovereignty over operating areas. As noted previously, Rowan attempts to minimize the risk of currency rate fluctuations by generally contracting for payment in U. S. dollars.

Many aspects of Rowan’s operations are subject to government regulation, as in the areas of equipping and operating vessels, drilling practices and methods and taxation. In addition, various countries (including the United States) have regulations relating to environmental protection and pollution control. Recent events have also increased the sensitivity of the oil and gas industry to environmental matters. Rowan could become liable for damages resulting from pollution of offshore waters and, under United States regulations, must establish financial responsibility. Generally, Rowan is substantially indemnified under its drilling contracts for pollution damages, except in certain cases of pollution emanating above the surface of land or water from spills of pollutants, or in the case of pollutants emanating from the Company’s drilling rigs, but no assurance can be given regarding the enforceability of such indemnification provisions.

Rowan believes that it complies in all material respects with legislation and regulations affecting the drilling of oil and gas wells and the discharge of wastes. To date, the Company has made significant modifications to its Gulf of Mexico rigs to reduce waste and rain water discharge and believes that it could operate those rigs at “zero discharge” without material additional expenditures. Otherwise, regulatory compliance has not materially affected the capital expenditures, earnings or competitive position of the Company to date, although such measures do increase drilling costs and may reduce drilling activity. Further regulations may reasonably be anticipated, but any effects thereof on Rowan’s drilling operations cannot be accurately predicted. In the third quarter of 2004, Rowan learned that a unit of the U. S. Department of Justice is conducting a criminal investigation of environmental matters involving several of our offshore drilling rigs. Rowan is cooperating with the investigation. The Company does not have sufficient information at this time to comment on the outcome of the investigation.

Rowan is subject to the requirements of the Federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. OSHA’s hazard communication standard, the Environmental Protection Agency’s “community right-to-know” regulations and comparable state statutes require Rowan to organize and report certain information about the hazardous materials used in its operations to employees, state and local government authorities and local citizens.

Since the exploration activities of Rowan’s present and potential customers are directly impacted by state, federal and foreign regulations associated with the production and transportation of oil and gas, the demand for Rowan’s drilling services is also affected.

MANUFACTURING OPERATIONS

In 1994, LeTourneau, Inc. (“LeTourneau”), a wholly-owned subsidiary of the Company, acquired the net assets of Marathon LeTourneau Company, headquartered in Longview, Texas. LeTourneau operates a mini-steel mill that recycles scrap and produces steel plate; a manufacturing facility that produces heavy equipment such as front-end loaders with up to an 80-ton capacity; and a drilling products group that has designed or built about one-third of all mobile offshore jack-up drilling rigs, including all 24 operated by Rowan. In 2004, the manufacturing division generated an operating profit of $20.5 million. External manufacturing backlog for all product lines was approximately $76 million at January 31, 2005, all of which is expected to be realized in 2005, compared with $46 million at January 31, 2004, almost all of which was realized during 2004.

The mining equipment product line features front-end loaders with bucket capacities of 18, 22, 28, 33 and 53 cubic yards. LeTourneau’s loaders are generally used in coal, gold, copper, diamond and iron ore mines and utilize LeTourneau’s diesel electric-drive system with digital controls. This system allows large, mobile equipment to stop, start and reverse without gear shifting and high maintenance braking. LeTourneau loaders can load rear-dump trucks in the 85-ton to 400-ton range. LeTourneau’s mining equipment and parts are distributed through a worldwide network of independent distributors and its own distribution network serving the western United States and Australia.

The timber equipment product line features diesel electric powered log stackers with either two or four wheel drive configurations and load capacities ranging from 35 to 55 tons. LeTourneau is one of two manufacturers that sell electrically powered jib cranes rated from 25,000 to 52,000 lbs. at a reach of 100 to 150 feet and with a 360-degree rotation. LeTourneau’s timber equipment is marketed primarily in North America through independent dealers and its own dealer in the northwestern United States.

LeTourneau’s transportation equipment line produces several different types of material handling equipment, such as 50-ton capacity, diesel electric, gantry cranes used for lifting, transporting and stacking large shipping containers and trailers at ports and rail yards. Gantry cranes can span up to seven container rows plus a truck aisle and stack 9 1/2-feet tall containers up to five high. Gantry cranes equipped with a spreader can lift containers from the top and have retractable arms for loading and unloading piggyback trailers. LeTourneau’s transportation equipment is marketed primarily in North America through independent dealers and its own dealer in the northwestern United States.

LeTourneau also sells parts and components to repair and maintain mining and timber equipment. Equipment parts are marketed through two independent dealers and its own dealer in the United States with 16 parts-stocking locations, one dealer in Canada with 12 parts-stocking locations, and 25 independent international dealers and its own Australian dealer with 40 parts-stocking locations.

LeTourneau’s Longview, Texas mini-steel mill produces carbon, alloy and tool steel plate products. LeTourneau concentrates on “niche” markets that require higher end steel grades, including mold steels, free machining, aircraft quality steels and hydrogen-induced, crack-resistant steels. External steel sales, which are garnered through a direct sales force, consist primarily of steel plate, but also include value-added fabrication of steel products. Steel products are generally sold to steel service centers, fabricators and manufacturers. The market for LeTourneau plate products is North America. The markets for fabricated product sales are regional and encompass Texas, Oklahoma, Louisiana, Mississippi and Arkansas. LeTourneau ships alloy and specialty grades of plate products nationally and exports quantities to Mexico and Canada. Carbon and alloy plate products are also used internally in the production of heavy equipment and parts.

LeTourneau’s Vicksburg, Mississippi shipyard, which currently employs about 700 people, was reactivated during 1995-1996 following Rowan’s announcement of the planned construction of Rowan Gorilla V and is dedicated to providing equipment, spare parts and engineering support to the offshore drilling industry. Some rig component manufacturing and rig repair services, as well as design engineering, continue to be performed at the Longview, Texas facility.

As noted previously, the drilling products group completed Rowan Gorilla V in late 1998 and Rowan Gorilla VI in June 2000, delivered Rowan Gorilla VII in December 2001, the Bob Palmer in August 2003 and the Scooter Yeargain in April 2004, and is currently constructing for the Company the second and third of as many as four Tarzan Class jack-up rigs.

LeTourneau engages in a limited amount of research and product development, primarily to increase the capacity of and provide innovative improvements to its product lines. The Company evaluates on an ongoing basis the manufacturing product and service lines with the intention of making enhancements.

During January 2000, LeTourneau completed the purchase of The Ellis Williams Company, Inc. and EWCO, Inc. dba Traitex Machine Co., which collectively design and manufacture mud pumps in a wide range of sizes for a variety of applications. The purchase price was approximately $10 million, with $7 million in cash and the balance in promissory notes due over a three-year period. The notes were repaid in full during 2001. The LEWCO product line has recently introduced other rig components such as drawworks and rotary tables.

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

Raw Materials

The principal raw material utilized in LeTourneau’s manufacturing operations is steel plate, much of which is supplied by LeTourneau’s mini-steel mill. Steel prices increased dramatically during 2004 due to surging worldwide demand, which has increased the cost of most of LeTourneau’s manufactured products. LeTourneau has thus far been able to recoup most of this additional cost through higher sales prices. Other required materials are generally available in sufficient quantities to meet its manufacturing needs through purchases in the open market. LeTourneau does not believe that it is dependent on any single supplier.

Competition

LeTourneau’s mining equipment competes worldwide with several competitors. LeTourneau’s loader product line has only two direct competitors; however, the larger loader models compete with other types of loading equipment, primarily electric and hydraulic mining shovels. Based upon external marketing studies, LeTourneau’s share of the small-loader market (1,000 horsepower and below) has decreased to less than 1% in recent years due to the availability of smaller (and cheaper) alternatives. In the large-loader market (above 1,000 horsepower), LeTourneau has achieved about a 40% share of both domestic and export sales over the past seven years.

The market for LeTourneau’s timber equipment is also characterized by vigorous competition. Though LeTourneau’s jib crane is unique, it does encounter competition from other equipment manufacturers that offer alternative methods for meeting customer requirements. The number of major competitors by type of equipment is as follows: log stackers – four and jib cranes – three. LeTourneau’s estimated share of the domestic log-stacker market is around 20% and its estimated share of the Canadian market is around 15%.

LeTourneau’s mini-steel mill encounters competition from a total of six major competitors, with the breakdown by product line being as follows: plate products – four and fabricated products – two. LeTourneau’s share of the overall steel market is negligible. The internal requirements of the equipment and drilling products groups provide a base load for the steel mill, and LeTourneau uses a small, direct sales force to sell specialized alloy, carbon and tool steel products to steel service centers, fabricators, manufacturers and brokers.

The competition LeTourneau encounters in the parts business is fragmented with only three other companies being considered to be direct competitors. Vendors supplying parts directly to end users and well-fitters who obtain and copy parts for cheaper and lower quality substitutes provide more intense competition than LeTourneau’s direct competitors.

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

To be competitive in the mining and timber equipment markets, LeTourneau offers warranties at the time of purchase and parts guarantees. The warranties extend for stipulated periods of ownership or hours of usage, whichever occurs first. Parts consumption guaranties and maintenance and repair contracts are made on the same basis. LeTourneau’s parts-return policy provides that returned parts must be in new, usable condition, in current production and readily resalable.

Since 1955, when the first LeTourneau unit was delivered, LeTourneau has been recognized as a leading designer and builder of “jack-up” drilling rigs. Currently, there are 18 competitive jack-ups under construction or contracted for construction worldwide, two of which are LeTourneau’s Tarzan Class rigs. At present, LeTourneau has a limited number of competitors in the rig construction and support industry. However, there are numerous shipyard facilities with the capability for jack-up construction.

LeTourneau’s two principal competitors in the mud pump business have a combined market share approaching 90%.

Historically, LeTourneau’s customer base has been diverse, such that none of its product lines have been dependent upon any one customer or small group of customers.

Regulations and Hazards

LeTourneau’s manufacturing operations and facilities are subject to regulation by a variety of local, state and federal agencies which regulate safety and the discharge of materials into the environment, including the Environmental Protection Agency (EPA), the Texas Commission on Environmental Quality (TCEQ) and the Mississippi Department of Environmental Quality. LeTourneau’s manufacturing facilities are also subject to the requirements of OSHA and comparable state statutes.

Hazardous materials are generated at LeTourneau’s Longview, Texas plant in association with the steel making process. Industrial wastewater generated at the mini-steel mill facility for cooling purposes is recirculated and quality tests are conducted regularly. The facility has permits for wastewater discharges, solid waste disposal and air emissions. Waste products considered hazardous by the EPA are disposed of by shipment to an EPA or state approved waste disposal facility.

LeTourneau jack-up designs are subject to regulatory approval by various agencies, depending upon the geographic areas where the rig will be qualified for drilling. The rules vary by location and are subject to frequent change, and primarily relate to safety and environmental issues, in addition to those which classify the jack-up as a vessel.

LeTourneau may be liable for damages resulting from pollution of air, land and inland waters associated with its manufacturing operations. LeTourneau believes that compliance with environmental protection laws and regulations will have no material effect on its capital expenditures, earnings or competitive position during 2005. Further regulations may reasonably be anticipated, but any effects thereof on the Company’s manufacturing operations cannot be accurately predicted.

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

LeTourneau anticipates incurring expenses associated with the warranty of its products. In the equipment business, dealers of LeTourneau’s products perform the warranty work while in the rig construction business, LeTourneau generally performs warranty work directly.

DISCONTINUED AVIATION OPERATIONS

Through December 31, 2004, Rowan provided, through a wholly-owned subsidiary, Era Aviation, Inc. (“Era”), contract and charter helicopter and fixed-wing aviation services principally in Alaska, the coastal areas of Louisiana and Texas, and the western United States, using a combined fleet of more than 100 helicopters and fixed-wing aircraft. In 2004, Rowan sold the stock of Era for $118.1 million in cash, before closing costs and subject to post-closing working capital adjustments. Rowan’s discontinued aviation operations incurred an after-tax loss of $27.6 million in 2004, including a $16.0 million after-tax loss on the sale.

EMPLOYEES

Rowan had 4,386 employees at February 28, 2005 and 4,392, 5,395 and 5,227 employees at December 31, 2004, 2003 and 2002 respectively. Some of the employees included in these numbers are not United States citizens. None of the Company’s employees are covered by collective bargaining agreements with labor unions. Rowan considers relations with its employees to be satisfactory.

RISK FACTORS

You should consider carefully the following risk factors, in addition to the other information contained and incorporated by reference in this Form 10-K, before deciding to invest in our common stock.

Volatile oil and natural gas prices and other factors beyond our control can greatly impact our drilling operations.

The success of our operations depends heavily upon the condition of the oil and gas industry and the level of offshore drilling activity. Demand for our drilling services is vulnerable to periodic declines in drilling activity that are typically associated with depressed oil and natural gas prices. Oil and natural gas prices have historically been very volatile, and our drilling operations have in the past suffered through long periods of weak market conditions.

Demand for our drilling services also depends on additional factors that are beyond our control, including:

•	fluctuations in the worldwide demand for oil and natural gas;

•	the willingness and ability of the Organization of Petroleum Exporting Countries, or OPEC, to limit production levels and influence prices;

•	political and military conflicts in oil-producing areas and the effects of terrorism; and

•	the level of production in non-OPEC countries.

Our drilling operations will be adversely affected by future declines in oil and natural gas prices, but we cannot predict the extent of that effect. Nor can we assure you that a reduction in offshore drilling activity will not occur for other reasons.

We have incurred losses recently and over prolonged periods in the past, a circumstance that could occur again in the future.

In 2004, we incurred a net loss of $1.3 million. In 2003, we incurred a $3.9 million net loss from continuing operations. In 2002, we experienced a 19% decline in revenues and incurred a net loss from operations of $26.1 million. During the 1985-1995 period, Rowan incurred net losses that totaled more than $360 million. The inherent volatility of the businesses in which we operate makes it likely that we will incur additional losses in the future.

Our markets remain highly competitive, which may cause us difficulty in differentiating our products and services and maintaining satisfactory price levels.

Our drilling and manufacturing markets are highly competitive, and no single participant is dominant. In our drilling markets, a general oversupply of rigs has existed at times, and we believe that competition for drilling contracts will continue to be intense for the foreseeable future. New drilling technologies or improvements in our competitors’ rig fleets could affect our ability to compete in this market. Our manufacturing markets are also characterized by vigorous competition among several competitors. Some of our competitors possess greater financial resources than we do.

Our fleet expansion program may encounter liquidity problems.

If operating conditions deteriorate, our results of operations would suffer and working capital may not be adequate to finance our ongoing fleet expansion program. Because outside financing may not be available, we could be forced to suspend rig construction activities.

We have in progress an offshore fleet expansion program under which we may spend up to approximately $300 million over the 2005-2007 period towards the completion of our second and third Tarzan Class jack-up rigs and, subject to final approval by our Board of Directors, the construction of one additional Tarzan Class rig. Only about $38 million of this amount is financed at this time. In addition, we expect to spend another $40-50 million annually over this period for upgrades to existing equipment and facilities. We currently have no other available lines of credit. Thus, much of our expected capital expenditures over the next two years will need to be financed from working capital or results of operations. If we experience cost overruns or delays in our capital projects or if we should need additional financing and are unable to obtain it at commercially favorable rates, we could experience liquidity problems.

Our Super Gorilla and Tarzan Class offshore jack-up drilling rigs are pledged as security under our government-guaranteed debt arrangements.

If operating conditions deteriorate and if market conditions were to remain depressed for a long period of time, our results of operations would suffer and working capital and other financial resources may not be available or adequate to service our outstanding debt. Our four Super Gorilla class jack-ups and our Tarzan Class jack-up are pledged as security under our government-guaranteed debt arrangements. If we were unable to service our debt, it is possible that these assets could be removed from our fleet and our ability to generate revenues would be significantly reduced.

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

The expansion of our drilling fleet increases our daily operating costs. We may be unable to secure economical drilling contracts for our new rigs, in which case their delivery will negatively impact our operating results.

We are subject to operating risks such as blowouts and well fires that could result in environmental damage, property loss, personal injury and death.

Our drilling operations are subject to many hazards that could increase the likelihood of accidents. Accidents can result in:

•	costly delays or cancellations of drilling operations;

•	serious damage to or destruction of equipment;

•	personal injury or death;

•	significant impairment of producing wells, leased properties or underground geological formations; and

•	major environmental damage.

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

Our manufacturing operations also present serious risks. Our manufacturing processes could pollute the air, land and inland waters, and the products we manufacture could be implicated in lawsuits alleging environmental harm, property loss, personal injury and death.

We have had accidents in the past demonstrating some of the hazards described above, including high pressure drilling accidents resulting in lost or damaged drilling formations and towing accidents resulting in lost drilling equipment. Because of the ongoing hazards associated with our operations:

•	we may experience a higher number of accidents in the future than expected;

•	our insurance coverage may prove inadequate to cover losses that are greater than anticipated;

•	our insurance deductibles may increase; or

•	our insurance premiums may increase to the point where maintaining our current level of coverage is prohibitively expensive.

Any similar events could yield future operating losses and have a significant adverse impact on our business.

Government regulations and environmental risks, which reduce our business opportunities and increase our operating costs, might worsen in the future.

Government regulations dictate design and operating criteria for drilling vessels, determine taxation levels to which we (and our customers) are subject, control and often limit access to potential markets and impose extensive requirements concerning employee safety, environmental protection and pollution control. Environmental regulations, in particular, prohibit access to some markets and make others less economical, increase equipment and personnel costs and often impose liability without regard to negligence or fault. In addition, governmental regulations may discourage our customers’ activities, reducing demand for our products and services. We may be liable for damages resulting from pollution of offshore waters and, under United States regulations, must establish financial responsibility in order to drill offshore.

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

Holders of the common stock of acquisition targets may receive a premium for their shares upon a change of control. Delaware law and the following provisions, among others, of our Certificate of Incorporation, bylaws and rights plan could have the effect of delaying or preventing a change of control and could prevent holders of our common stock from receiving such a premium:

•	The affirmative vote of 80% of the outstanding shares of our capital stock is required to approve business combinations with any related person that have not been approved by our board of directors. We are also subject to a provision of Delaware corporate law that prohibits us from engaging in a business combination with any interested stockholder for three years from the date that person became an interested stockholder unless specified conditions are met.

•	Special meetings of stockholders may not be called by anyone other than our board of directors, its chairman, its executive committee or our president or chief executive officer.

•	Our board of directors is divided into three classes whose terms end in successive years, so that less than a majority of our board comes up for election at any annual meeting.

•	Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the voting rights and other privileges of these shares without any vote or action by our stockholders.

•	We have adopted a stockholder rights plan that provides our stockholders rights to purchase junior preferred stock in certain circumstances, whereby the ownership of Rowan shares by a potential acquirer can be significantly diluted by the sale at a significant discount of additional Rowan shares to all other stockholders, which could discourage unsolicited acquisition proposals.

ITEM 2. PROPERTIES

Rowan leases as its corporate headquarters 59,600 square feet of space in an office tower located at 2800 Post Oak Boulevard in Houston, Texas.

DRILLING RIGS

On the following two pages are summaries of the principal drilling equipment owned or operated by Rowan and in service at March 14, 2005. See “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 through 21 in the Annual Report, which pages are incorporated herein by reference.

OFFSHORE RIGS

		Depth (feet) (b)		Year in		Contract Status
Name	Class (a)	Water	Drilling	Service	Location	Customer	Type (h)	Duration (i)
Cantilever Jack-up Rigs:
Hank Boswell (j)	225-C	300	35,000	2006
Bob Keller (j)	225-C	300	35,000	2005
Scooter Yeargain (c)(d)	225-C	300	35,000	2004	Gulf of Mexico	Exxon Mobil	single well	December 2005
Bob Palmer (c)(d)	224-C	550	35,000	2003	Gulf of Mexico	Shell	single well	April 2005
Rowan Gorilla VII (c)(e)	219-C	400	35,000	2002	North Sea	Tuscan Energy	term	December 2005
Rowan Gorilla VI (c)(e)	219-C	490	35,000	2000	Gulf of Mexico	Apache	multiple well	March 2005
Rowan Gorilla V (c)(e)	219-C	400	35,000	1998	North Sea	Total Elf	term	December 2005
Rowan Gorilla IV (c)(d)	200-C	450	35,000	1986	Gulf of Mexico	Stone	multiple well	April 2005
						W&T Offshore	multiple well	July 2005
Rowan Gorilla III (c)(d)	200-C	450	30,000	1984	Gulf of Mexico	Stone	single well	March 2005
						Millennium	single well	June 2005
Rowan Gorilla II (c)(d)	200-C	450	30,000	1984	Gulf of Mexico	Newfield	well-to-well	March 2005
						Explore	single well	April 2005
Rowan-California (c)	116-C	300	30,000	1983	Gulf of Mexico	Hunt	multiple well	April 2005
Rowan-Halifax (c)(g)	116-C	350	30,000	1982	Gulf of Mexico	Remington	well-to-well	April 2005
Cecil Provine (c)(g)	116-C	300	30,000	1982	Gulf of Mexico	Apache	multiple well	June 2005
Gilbert Rowe (c)(d)	116-C	350	30,000	1981	Gulf of Mexico	El Paso	single well	June 2005
Arch Rowan (c)(d)	116-C	350	30,000	1981	Gulf of Mexico	Newfield	multiple well	March 2005
Charles Rowan (c)(d)	116-C	350	30,000	1981	Gulf of Mexico	Magnum Hunter	single well	April 2005
Rowan-Paris (c)(d)	116-C	350	30,000	1980	Gulf of Mexico	Apache	multiple well	May 2005
Rowan-Middletown (c)(d)	116-C	350	30,000	1980	Gulf of Mexico	McMoRan	term	December 2005
Rowan-Fort Worth (c)(d)	116-C	350	30,000	1978	Gulf of Mexico	Energy Partners	single well	April 2005

Conventional Jack-up Rigs:
Rowan-Odessa (c)(f)	116	350	30,000	1977	Gulf of Mexico	Remington	well-to-well	April 2005
Rowan-Juneau (c)(f)	116	300	30,000	1977	Gulf of Mexico	Magnum Hunter	single well	March 2005
Rowan-Alaska (c)(f)	84	350	30,000	1975	Gulf of Mexico	ADTI	single well	March 2005
Rowan-Louisiana (c)(f)	84	350	30,000	1975	Gulf of Mexico	Apache	single well	March 2005
Rowan-Texas (c)	52	250	20,000	1973	Gulf of Mexico	Remington	multiple well	April 2005
Rowan-Anchorage (c)	52	250	20,000	1972	Gulf of Mexico	Remington	multiple well	April 2005
Rowan-New Orleans (c)(f)	52	250	20,000	1971	Gulf of Mexico	Newfield	well-to-well	March 2005

Semi-submersible Rig:
Rowan-Midland (c)		1,200	25,000	1976	Gulf of Mexico	Newfield	single well	April 2005
						W&T Offshore	multiple well	June 2005
						ATP	term	June 2006

(a)	Indicated class is a number assigned by LeTourneau, Inc. to jack-ups of its design and construction. Class 200-C is a Gorilla class unit designed for extreme hostile environment capability. Class 219-C is a Super Gorilla class unit, an enhanced version of the Gorilla class. Class 224-C is a Super Gorilla XL class unit, which has been tailored for the Gulf of Mexico. Class 225-C is a Tarzan Class unit.

(b)	Indicates rated water depth in current location and rated drilling depth

(c)	Unit equipped with a top-drive drilling system

(d)	Unit equipped with three mud pumps

(e)	Unit equipped with four mud pumps

(f)	Unit equipped with a skid base unit – refer to page 2 of this Form 10-K for a discussion of “skid base” technology

(g)	Unit sold and leased back under agreement expiring in 2008

(h)	Refer to “Contracts” on page 4 of this Form 10-K for a discussion of types of drilling contracts.

(i)	Indicates estimated completion date of work to be performed

(j)	Indicates units currently under construction with anticipated year of completion

ONSHORE RIGS (a)

		Maximum
		Drilling		Contract Status
Name	Type	Depth (feet)	Location	Customer	Type (c)	Duration (d)
Rig 7 (e)	Mechanical	18,000	Texas	not marketed
Rig 9	Diesel electric	25,000	Louisiana	Anadarko	well-to-well	April 2005
Rig 12	Diesel electric	18,000	Louisiana	Pogo	single well	April 2005
Rig 14 (b)	AC electric	35,000	Texas	Newfield	well-to-well	March 2005
Rig 15 (b)	AC electric	35,000	Texas	Marathon	multiple well	May 2005
Rig 18 (b)	SCR diesel electric	35,000	Texas	Anadarko	well-to-well	April 2005
Rig 26 (b)	SCR diesel electric	25,000	Texas	Noble Energy	well-to-well	April 2005
Rig 29	Mechanical	18,000	Louisiana	Anadarko	well-to-well	April 2005
Rig 30 (b)(e)	Mechanical	25,000	Texas	not marketed
Rig 31 (b)	SCR diesel electric	35,000	Louisiana	Noble Energy	term	August 2005
Rig 33	SCR diesel electric	18,000	Texas	Hunt	well-to-well	June 2005
Rig 34 (b)	SCR diesel electric	25,000	Texas	Anadarko	well-to-well	March 2005
Rig 35	SCR diesel electric	18,000	Louisiana	Anadarko	well-to-well	April 2005
Rig 41 (b)	SCR diesel electric	25,000	Texas	Newfield	well-to-well	April 2005
Rig 51 (b)	SCR diesel electric	25,000	Louisiana	Chesapeake	well-to-well	June 2005
Rig 52 (b)	SCR diesel electric	25,000	Texas	Magnum Hunter	well-to-well	May 2005
Rig 53 (b)	SCR diesel electric	25,000	Texas	Hunt	well-to-well	March 2005
				Rising Star	single well	June 2005
Rig 54 (b)	SCR diesel electric	25,000	Texas	Newfield	well-to-well	April 2005

(a)	Most of the rigs were constructed at various dates between 1960 and 1982, utilizing new as well as used equipment, and have since been substantially rebuilt. Construction of Rigs 51, 52 and 53 was completed during 2001 and Rig 54 in 2002.

(b)	Unit equipped with a top-drive drilling system

(c)	Refer to “Contracts” on page 4 of this Form 10-K for a discussion of types of drilling contracts.

(d)	Indicates estimated completion date of work to be performed

(e)	Rigs 7 and 30 are not being actively marketed. Rowan’s investment in and ongoing costs associated with these rigs are not significant.

Rowan’s drilling division leases and, in some cases, owns various operating and administrative facilities generally consisting of office, maintenance and storage space in the states of Alaska, Texas and Louisiana and in the countries of Canada and England. During 2001, we completed construction of an operating and administrative facility with 19,000 square feet near Aberdeen, Scotland.

MANUFACTURING FACILITIES

LeTourneau’s principal manufacturing facility and headquarters are located in Longview, Texas on approximately 2,400 acres with approximately 1.2 million square feet of covered working area. The facility contains:

•	a mini-steel mill with 330,000 square feet of covered working area; the mill has two 25-ton electric arc furnaces capable of producing 120,000 tons per year;

•	a fabrication shop with 300,000 square feet of covered working area; the shop has a 3,000 ton vertical bender for making roll-ups or flattening materials down to 2 1/2 inches thick by 11 feet wide;

•	a machine shop with 140,000 square feet of covered working area;

•	an assembly shop with 124,000 square feet of covered working area.

The drilling products group’s rig construction facility is located in Vicksburg, Mississippi on 1,850 acres of land and has approximately 560,000 square feet of covered work area. The group’s rig service and repair operation is carried out primarily at the Company’s Sabine Pass, Texas facility.

LeTourneau’s mud pumps are machined, fabricated, assembled and tested at a facility in Houston, Texas, having approximately 140,000 square feet of covered work area and 16,000 square feet of office space. LeTourneau mud pumps are also machined at its Longview, Texas facility.

In 2003, the Company relocated its electrical components, service and supply business conducted by OEM to a newly-constructed facility in Houston, Texas, having approximately 187,000 square feet of covered work area and 17,000 square feet of office space.

LeTourneau’s distributor of forest products in the northwestern United States is located on a six-acre site in Troutdale, Oregon with approximately 22,000 square feet of building space.

LeTourneau’s distributor of mining equipment products in the western United States is located in a leased facility in Tucson, Arizona having approximately 20,000 square feet. Its distributor of mining equipment products in Australia is located in a leased facility in Murarrie, Queensland having approximately 29,500 square feet.

ITEM 3. LEGAL PROCEEDINGS

In the third quarter of 2004, Rowan learned that a unit of the U. S. Department of Justice is conducting a criminal investigation of environmental matters involving several of our offshore drilling rigs. Rowan is cooperating with the investigation. The Company does not have sufficient information at this time to comment on the outcome of the investigation.

Rowan is involved in various legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. Rowan believes that there are no known contingencies, claims or lawsuits that will have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Rowan common stockholders during the fourth quarter of the fiscal year ended December 31, 2004.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

The names, positions, years of credited service and ages of the officers of the Company as of March 14, 2005 are listed below. Officers are normally appointed annually by the Board of Directors at the bylaws-prescribed meeting held in the spring and serve at the discretion of the Board of Directors. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

		Years of
		Credited
Name	Position	Service	Age

EXECUTIVE OFFICERS:
D. F. McNease	Chairman of the Board, President and Chief Executive Officer	30	53
R. G. Croyle	Vice Chairman of the Board and Chief Administrative Officer	31	62
E. E. Thiele (1)	Senior Vice President, Finance, Administration and Treasurer	35	65
Paul L. Kelly	Senior Vice President, Special Projects	22	65
John L. Buvens	Senior Vice President, Legal	24	49
Mark A. Keller	Senior Vice President, Marketing - North American Drilling	12	52
David P. Russell	Vice President, Drilling	21	43
D. C. Eckermann (2)	Vice President, Manufacturing	18	57
William C. Provine	Vice President, Investor Relations	18	58

OTHER OFFICERS:
William H. Wells	Controller	10	42
Mark H. Hay	Secretary and Assistant Treasurer	25	60
P. G. Wheeler	Assistant Treasurer and Corporate Tax Director	30	57
Lynda A. Aycock	Assistant Treasurer and Assistant Secretary	33	58

(1)	Mr. Thiele is retiring in April 2005.
(2)	Mr. Eckermann also serves as President and Chief Executive Officer of LeTourneau, Inc., a Rowan subsidiary.

Each of the officers listed above continuously served in the position shown above for more than the past five years except as noted in the following paragraphs.

Since May 2004, Mr. McNease’s principal occupation has been in the position set forth. From May 2003 to May 2004, Mr. McNease served as President and Chief Executive Officer of the Company. From August 2002 to May 2003, Mr. McNease served as President and Chief Operating Officer of the Company. From April 1999 to August 2002, Mr. McNease served as Executive Vice President of the Company and President of its drilling subsidiaries. Mr. McNease was first elected to the Board of Directors in April 1998.

Since August 2002, Mr. Croyle’s principal occupation has been in the position set forth. For more than five years prior to that time, Mr. Croyle served as Executive Vice President of the Company. Mr. Croyle was first elected to the Board of Directors in April 1998.

Since April 2003, Mr. Buvens’ principal occupation has been in the position set forth. For more than five years prior to that time, Mr. Buvens served as Vice President — Legal.

Since April 2000, Mr. Keller’s principal occupation has been in the position set forth. For more than five years prior to that time, Mr. Keller served as Vice President, Marketing — North American Drilling.

Since January 2005, Mr. Russell’s principal occupation has been in the position set forth. For more than five years prior to that time, Mr. Russell served as Vice President, Rowan Drilling Company, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required hereunder regarding the Common Stock price range and cash dividend information for 2004 and 2003 and the number of holders of Common Stock is set forth on page 43 of Rowan’s Annual Report under the title “Common Stock Price Range, Cash Dividends and Stock Splits (Unaudited)”, and is incorporated herein by reference, except for the final two sentences under such title.

Rowan did not pay any dividends during 2003 or 2004 and, at December 31, 2004, had approximately $527 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements. On January 27, 2005, in conjunction with sale of our aviation operations, the Board of Directors declared a special cash dividend of $.25 per share of common stock that was paid on February 25, 2005 to shareholders of record on February 9, 2005. Future dividends, if any, will only be paid at the discretion of the Board of Directors.

Rowan’s Common Stock is listed on the New York Stock Exchange and the Pacific Exchange — Stock & Options.

ITEM 6. SELECTED FINANCIAL DATA

The information required hereunder is set forth on page 13 of Rowan’s Annual Report under the title “Five-Year Financial Review” and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required hereunder is set forth on pages 14 through 21 under the title “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Rowan’s Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Rowan’s outstanding debt at December 31, 2004 was comprised as follows: $322.5 million of fixed-rate notes bearing a weighted average annual interest rate of 4.70% and $316.8 million of floating-rate notes bearing a weighted average annual interest rate of 2.48%. Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is limited in that the Company may fix the interest rate on its outstanding floating-rate debt at any time. In addition, virtually all of Rowan’s transactions are carried out in United States dollars; thus, the Company’s foreign currency exposure is not material. Fluctuating commodity prices affect Rowan’s future earnings materially to the extent that they influence demand for the Company’s products and services. Rowan does not hold or issue derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES beginning on page 21 of this Form 10-K for a listing of financial statements of the registrant and its subsidiaries, all of which financial statements are incorporated by reference under this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as a result of a material weakness in internal controls as of December 31, 2004. Our management is responsible for establishing and maintaining internal control over financial reporting (ICFR). Our internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations, and therefore can only provide reasonable assurance with respect to financial statement preparation and presentation.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work.

Our management’s assessment is that the Company did not maintain effective ICFR as of December 31, 2004 within the context of the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our ICFR as designed, documentation and tested, we identified a pervasive internal control deficiency that represented a material weakness. The control deficiency resulted from the lack of effective detective and monitoring controls. These conditions were manifested in a number of adjustments to the financial statements for the year ended December 31, 2004 that, although not material in the aggregate, affected various financial statement line items.

In order to address the material weakness identified, management intends to make corrective measures during 2005 including: 1) adding experienced personnel to our accounting and financial reporting function to provide the necessary resources to adequately review and monitor transactions, accounting processes and control activities and 2) initiating processes and procedures to better document employee responsibilities including transaction review and monitoring activities.

Management’s report on the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the attestation report of the independent registered public accounting firm, are set forth on page 42 of Rowan’s Annual Report under the title “Section 404 Reports”, and are incorporated herein by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in the table spanning pages 2 and 3, and in footnotes (1) and (2) on page 3, the second paragraph under the caption “Director Independence” on page 21, and the information under the captions “Audit Committee Financial Expert” and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 22 of the Proxy Statement for Rowan’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. There are no family relationships among the directors or nominees for director and the executive officers of the Company, nor any arrangements or understandings between any director or nominee for director and any other person pursuant to which such director or nominee for director was selected. Except as otherwise indicated, each Rowan director or nominee for director has been employed or engaged for the past five years in the principal occupation set forth opposite his name in the information incorporated by reference. See ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT on page 17 of this Form 10-K for information relating to executive officers. The Company’s Code of Business Conduct for Senior Financial Officers is included as an exhibit to this Form 10-K and is posted on the Company’s website, at www.rowancompanies.com.

ITEM 11. EXECUTIVE COMPENSATION

The standard arrangement for compensating directors described under the title, “Director Compensation and Attendance” on page 6 of the Proxy Statement and the information appearing under the captions “Summary Compensation Table”, “Option Grants in Last Fiscal Year”, “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values”, “New Plan Benefits” and “Pension Plans” on pages 13 through 16 of the Proxy Statement are incorporated herein by reference. In accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Proxy Statement under the titles “Compensation Committee Report on Executive Compensation”, “Audit Committee Report” and “Stock Performance Graphs” shall not be deemed to be filed as part of this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding security ownership of management of the Company set forth under the title “Director and Officer Stock Ownership” appearing on page 8 and the information appearing under the title “Security Ownership of Certain Beneficial Owners” appearing on page 19 of the Proxy Statement is incorporated herein by reference.

The business address of all directors is the principal executive offices of the Company as set forth on the cover page of this Form 10-K.

The following table provides information about our common stock that may be issued upon the exercise of options and rights or the conversion of debentures under all of our existing equity compensation plans as of December 31, 2004, including the Restated 1988 Nonqualified Stock Option Plan, as amended, the 1998 Nonemployee Directors Stock Option Plan and the 1998 Convertible Debenture Incentive Plan, as amended.

	Number of securities		Weighted average		Number of
	to be issued upon exercise		exercise price of		securities
	of outstanding options,		outstanding options,		available for
Plan category	warrants and rights		warrants and rights		future issuance

Equity compensation plans approved by security holders	6,686,137	(a)	$18.87	(a)	1,944,085	(b)

Equity compensation plans not approved by security holders	—		—		—

Total	6,686,137		$18.87		1,944,085

(a)	Includes the following equity compensation plans: the Restated 1988 Nonqualified Stock Option Plan, as amended, had options for 5,323,751 shares of common stock outstanding at December 31, 2004 with a weighted average exercise price of $17.40 per share; the 1998 Nonemployee Directors Stock Option Plan had options for 150,000 shares of common stock outstanding at December 31, 2004 with a weighted average exercise price of $23.83 per share; and the 1998 Convertible Debenture Incentive Plan, as amended, had $30 million of employee debentures outstanding at December 31, 2004, convertible into 1,212,386 shares of common stock at a weighted average conversion price of $24.74 per share

(b)	Amount reflects options for 1,926,085 shares of common stock available for issuance under the Restated 1988 Nonqualified Stock Option Plan, as amended, and options for 18,000 shares of common stock available for issuance under the 1998 Nonemployee Directors Stock Option Plan at December 31, 2004. Amount excludes shares issuable under the 1998 Convertible Debenture Incentive Plan, as amended, which had $5 million principal amount of debentures issuable under the plan at December 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain business relationships and transactions between Rowan and certain directors and executive officers of the Company under the caption “Certain Transactions” appearing on page 20 of the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the two paragraphs on page 12 of the Proxy Statement, including the table shown therein, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following financial statements and the report of independent registered public accounting firm, included in the Annual Report, are incorporated herein by reference:

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

Unless otherwise indicated below as being incorporated by reference to another filing of the Company with the Securities and Exchange Commission, each of the following exhibits is filed herewith:

3a	Restated Certificate of Incorporation dated February 17, 1984, incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491) and Exhibits 4a, 4b, 4c, 4d, 4e, 4f, 4g, 4h and 4i below.

3b	Bylaws amended as of May 1, 2003, incorporated by reference to Exhibit 3.1 to Form 10-Q for the fiscal quarter ended March 31, 2003 (File No. 1-5491).

4a	Certificate of Change of Address of Registered Office and of Registered Agent dated July 25, 1984, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).

4b	Certificate of Amendment of Certificate of Incorporation dated April 24, 1987, incorporated by reference to Exhibit 4.5 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).

4c	Certificate of Designation of the Series A Junior Preferred Stock dated March 2, 1992, incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A/A filed on February 12, 2002 (File No. 1-5491).

4d	Certificate of Designation of (and Certificate of Correction related thereto) the Series A Preferred Stock dated August 5, 1998 and January 28, 1999, respectively, incorporated by reference to Exhibit 4.8 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).

4e	Certificate of Designation of the Series B Preferred Stock dated June 24, 1999, incorporated by reference to Exhibit 4d to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

4f	Certificate of Designation of the Series C Preferred Stock dated July 28, 2000, incorporated by reference to Exhibit 4.10 to Registration Statement No. 333-44874 on Form S-8 (File No. 1-5491).

4g	Certificate of Designation of the Series D Preferred Stock dated May 22, 2001, incorporated by reference to Exhibit 4.11 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002 (File No. 1-5491).

4h	Certificate of Designation of the Series E Preferred Stock dated October 30, 2001, incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002 (File No. 1-5491).

4i	Amended and Restated Rights Agreement, dated as of January 24, 2002, between Rowan and Computershare Trust Co. Inc. as Rights Agent, incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A/A filed on March 21, 2003 (File No. 1-5491).

4j	Specimen Common Stock certificate, incorporated by reference to Exhibit 4k to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

4k	Form of Promissory Note dated April 24, 1998 between purchasers of Series A Floating Rate Subordinated Convertible Debentures due 2008 and Rowan, incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

4l	Form of Promissory Note dated April 22, 1999 between purchasers of Series B Floating Rate Subordinated Convertible Debentures due 2009 and Rowan, incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

4m	Form of Promissory Note date April 27, 2000 between purchasers of Series C Floating Rate Subordinated Convertible Debentures due 2010 and Rowan, incorporated by reference to Exhibit 4n to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).

4n	Form of Promissory Note date April 26, 2001 between the purchaser of Series D Floating Rate Subordinated Convertible Debentures due 2011 and Rowan, incorporated by reference to Exhibit 4p to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

4o	Form of Promissory Note date September 20, 2001 between the purchaser of Series E Floating Rate Subordinated Convertible Debentures due 2011 and Rowan, incorporated by reference to Exhibit 4q to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

10a	Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Appendix C to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491) and Form of Stock Option Agreement related thereto and filed herewith.

10b	1998 Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491) and Form of Stock Option Agreement related thereto and filed herewith.

10c	1998 Convertible Debenture Incentive Plan, incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491) and Form of Debenture related thereto and filed herewith.

10d	Pension Restoration Plan, incorporated by reference to Exhibit 10h to Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).

10e	Pension Restoration Plan of LeTourneau, Inc., a wholly owned subsidiary of the Company, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

10f	Participation Agreement dated December 1, 1984 between Rowan and Textron Financial Corporation et al. and Bareboat Charter dated December 1, 1984 between Rowan and Textron Financial Corporation et al., incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).

10g	Participation Agreement dated December 1, 1985 between Rowan and Eaton Leasing Corporation et. al. and Bareboat Charter dated December 1, 1985 between Rowan and Eaton Leasing Corporation et. al., incorporated by reference to Exhibit 10d to Form 10-K for the fiscal year ended December 31, 1985 (File No.1-5491).

10h	Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1984 between Rowan and Textron Financial Corporation et al, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

10i	Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1985 between Rowan and Eaton Leasing Corporation et. al, incorporated by reference to Exhibit 10k to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

10j	Commitment to Guarantee Obligations dated December 17, 1996 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10t to Form 10-K for fiscal year ended December 31, 1996 (File No. 1-5491).

10k	Amendment No. 1 dated June 30, 1997 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10p to 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).

10l	Amendment No. 2 dated July 1, 1998 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10o to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

10m	Credit Agreement and Trust Indenture both dated December 17, 1996 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10u to Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

10n	Amendment No. 1 to the Credit Agreement and Supplement No. 1 to Trust Indenture both dated July 1, 1997 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).

10o	Supplement No. 2 to Trust Indenture dated July 1, 1998 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

10p	Commitment to Guarantee Obligations dated September 29, 1998 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10a to Form 10-Q for fiscal quarter ended September 30, 1998 (File No. 1-5491).

10q	Credit Agreement and Trust Indenture both dated September 29, 1998 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10b to Form 10-Q for the fiscal quarter ended September 30, 1998 (File No. 1-5491).

10r	Amendment No. 1 dated March 15, 2001 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).

10s	Supplement No. 1 to Trust Indenture dated March 15, 2001 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).

10t	Commitment to Guarantee Obligations dated October 29, 1999 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

10u	Credit Agreement and Trust Indenture both dated October 29, 1999 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10w to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

10v	Amendment No. 1 to the Commitment to Guarantee Obligations dated June 30, 2003 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10x to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

10w	Supplement No. 1 to Trust Indenture dated June 30, 2003 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

10x	Commitment to Guarantee Obligations dated May 23, 2001 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

10y	Credit Agreement and Trust Indenture both dated May 23, 2001 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10z to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

10z	Commitment to Guarantee Obligations dated May 28, 2003 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation relating to the Scooter Yeargain. N.A., incorporated by reference to Exhibit 10bb to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

10aa	Credit Agreement and Trust Indenture both dated May 28, 2003 between Rowan and Citibank, N.A. relating to the Scooter Yeargain, incorporated by reference to Exhibit 10cc to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

10bb	Commitment to Guarantee Obligations dated May 28, 2003 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation relating to the Bob Keller (formerly Tarzan II), incorporated by reference to Exhibit 10dd to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

10cc	Credit Agreement and Trust Indenture both dated May 28, 2003 between Rowan and Citibank, N.A. relating to the Bob Keller (formerly Tarzan II), incorporated by reference to Exhibit 10ee to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

10dd	Rowan Companies, Inc. 2004 Profit Sharing Plan.

10ee	Rowan Companies, Inc. 2004 Bonus Plan.

10ff	Consulting Agreement dated May 1, 2003 between Rowan and C. R. Palmer incorporated by reference to Exhibit 10K to Form 10-K for fiscal year ended December 31, 2003 (File No. 1-5491).

11	Computation of Basic and Diluted Income Per Share for the years ended December 31, 2004, 2003 and 2002.

13*	Annual Report to Stockholders for fiscal year ended December 31, 2004.

14	Code of Business Conduct for Senior Financial Officers of the Company, incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

21	Subsidiaries of the Registrant as of March 14, 2005.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 2004.

31	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certifications (furnished under Section 906 of the Sarbanes-Oxley Act of 2002).

99	Annual CEO Certification to the New York Stock Exchange

*	Only portions specifically incorporated herein are deemed to be filed.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Compensatory plans in which Rowan’s directors and executive officers participate are listed as follows:

•	Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Appendix C to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491).

•	1998 Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

•	1998 Convertible Debenture Incentive Plan, incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491).

•	Pension Restoration Plan, incorporated by reference to Exhibit 10i to Form 10-K for the fiscal year ended December 31, 1992 (File 1-5491).

•	Pension Restoration Plan of LeTourneau, Inc., a wholly owned subsidiary of the Company, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

•	Rowan Companies, Inc. 2004 Profit Sharing Plan.

•	Rowan Companies, Inc. 2004 Bonus Plan.

Rowan agrees to furnish to the Commission upon request a copy of all instruments defining the rights of holders of long-term debt of the Company and its subsidiaries.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant’s Registration Statements on Form S-8 Nos. 2-58700, as amended by Post-Effective Amendment No. 4 (filed June 11, 1980), 33-33755, as amended by Amendment No. 1 (filed March 29, 1990), 33-61444 (filed April 23, 1993), 33-51103 (filed November 18, 1993), 33-51105 (filed November 18, 1993), 33-51109 (filed November 18, 1993), 333-25041 (filed April 11, 1997), 333-25125 (filed April 14, 1997), 333-84369 (filed August 3, 1999), 333-84405 (filed August 3, 1999) and 333-101914 (filed December 17, 2002):

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

ROWAN COMPANIES, INC.

By:	/s/ D. F. MCNEASE
(D. F. McNease, Chairman of the Board, President and Chief Executive Officer)

Date:	March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ D. F. MCNEASE (D. F. McNease)	Chairman of the Board, President and Chief Executive Officer	March 16, 2005

/s/ E. E. THIELE (E. E. Thiele)	Principal Financial Officer	March 16, 2005

/s/ WILLIAM H. WELLS (William H. Wells)	Principal Accounting Officer	March 16, 2005

*R. G. CROYLE (R. G. Croyle)	Vice Chairman of the Board	March 16, 2005

*WILLIAM T. FOX III (William T. Fox III)	Director	March 16, 2005

*SIR GRAHAM HEARNE (Sir Graham Hearne)	Director	March 16, 2005

*FREDERICK R. LAUSEN (Frederick R. Lausen)	Director	March 16, 2005

*H. E. LENTZ (H. E. Lentz)	Director	March 16, 2005

*LORD MOYNIHAN (Lord Moynihan)	Director	March 16, 2005

	Director	March , 2005
(C. R. Palmer)

*P. DEXTER PEACOCK (P. Dexter Peacock)	Director	March 16, 2005

*BY D. F. MCNEASE (D. F. McNease, Attorney-in-fact)

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal year ended: December 31, 2004	Commission file number: 1-5491

 ROWAN COMPANIES, INC.

(Exact name of Registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Footnote	Exhibit
Reference	Number	Exhibit Description

(1)	3a	Restated Certificate of Incorporation of the Company, dated February 17, 1984, incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491) and Exhibits 4a, 4b, 4c, 4d, 4e, 4f, 4g 4h and 4i.

(1)	3b	Bylaws amended as of May 1, 2003, incorporated by reference to Exhibit 3.1 to the Form 10-Q for the fiscal quarter ended March 31, 2003 (File No. 1-5491).

(1)	4a	Certificate of Change of Address of Registered Office and of Registered Agent dated July 25, 1984, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).

(1)	4b	Certificate of Amendment of Certificate of Incorporation dated April 24, 1987, incorporated by reference to Exhibit 4.5 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).

(1)	4c	Certificate of Designation of the Company’s Series A Junior Preferred Stock dated March 2, 1992 incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-84369 on Form 8A/A filed on February 12, 2002 (File No. 1-5491).

(1)	4d	Certificate of Designation of (and Certificate of Correction related thereto) the Company’s Series A Preferred Stock dated August 5, 1998 and January 28, 1999, respectively, incorporated by reference to Exhibit 4.8 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).

(1)	4e	Certificate of Designation of the Company’s Series B Preferred Stock dated June 24, 1999, incorporated by reference to Exhibit 4d to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

(1)	4f	Certificate of Designation of the Series C Preferred Stock dated July 28, 2000, incorporated by reference to Exhibit 4.10 to Registration Statement No. 333-44874 on Form S-8 (File No. 1-5491).

(1)	4g	Certificate of Designation of the Series D Preferred Stock dated May 22, 2001, incorporated by reference to Exhibit 4.11 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002 (File No. 1-5491).

(1)	4h	Certificate of Designation of the Series E Preferred Stock dated October 30, 2001, incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002 (File No. 1-5491).

EXHIBIT INDEX

Footnote	Exhibit
Reference	Number	Exhibit Description

(1)	4i	Amended and Restated Rights Agreement, dated January 24, 2002, between the Company and Citibank, N.A. as Rights Agent incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A/A filed on February 12, 2002 (File No. 1-5491).

(1)	4j	Specimen Common Stock certificate, incorporated by reference to Exhibit 4k to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

(1)	4k	Form of Promissory Note date April 24, 1998 between the purchasers of Series A Floating Rate Subordinated Convertible Debentures due 2008 and the Company, incorporated by reference to Exhibit 4h to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

(1)	4l	Form of Promissory Note date April 22, 1999 between the purchasers of Series B Floating Rate Subordinated Convertible Debentures due 2009 and the Company incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

(1)	4m	Form of Promissory Note date April 27, 2000 between purchasers of Series C Floating Rate Subordinated Convertible Debentures due 2010 and Rowan incorporated by reference to Exhibit 4n to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).

(1)	4n	Form of Promissory Note date April 26, 2001 between the purchaser of Series D Floating Rate Subordinated Convertible Debentures due 2011 and Rowan, incorporated by reference to Exhibit 4p to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

(1)	4o	Form of Promissory Note date September 20, 2001 between the purchaser of Series E Floating Rate Subordinated Convertible Debentures due 2011 and Rowan, incorporated by reference to Exhibit 4q to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

(1)/(2)	10a	Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Appendix C to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491) and Form of Stock Option Agreement related thereto and filed herewith.

(1)/(2)	10b	1998 Nonemployee Director Stock Option Plan of the Company incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491) and Form of Stock Option Agreement related thereto and filed herewith.

EXHIBIT INDEX

Footnote	Exhibit
Reference	Number	Exhibit Description

(1)/(2)	10c	1998 Convertible Debenture Incentive Plan, incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement date March 20, 2002 (File No. 1-5491) and Form of Debenture related thereto and filed herewith.

(1)	10d	Pension Restoration Plan of the Company incorporated by reference to Exhibit 10h to Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).

(1)	10e	Pension Restoration Plan of LeTourneau, Inc incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

(1)	10f	Participation Agreement dated December 1, 1984 between the Company and Textron Financial Corporation et al. and Bareboat Charter dated December 1, 1984 between the Company and Textron Financial Corporation et al. incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).

(1)	10g	Participation Agreement dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al. and Bareboat Charter dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al. incorporated by reference to Exhibit 10d to Form 10-K for the fiscal year ended December 31, 1985 (File No.1-5491).

(1)	10h	Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1984 between the Company and Textron Financial Corporation et. al., incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

(1)	10i	Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al., incorporated by reference to Exhibit 10K to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

(1)	10j	Commitment to Guarantee Obligations and First Preferred Ship Mortgage both dated December 17, 1996 between the Company and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10t to Form 10-K for fiscal year ended December 31, 1996 (File No. 1-5491).

EXHIBIT INDEX

Footnote	Exhibit
Reference	Number	Exhibit Description

(1)	10k	Amendment No. 1 dated June 30, 1997 to Commitment to Guarantee Obligations between the Company and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10p to Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).

(1)	10l	Amendment No. 2 dated July 1, 1998 to Commitment to Guarantee Obligations between the Company and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10o to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

(1)	10m	Credit Agreement and Trust Indenture both dated December 17, 1996 between the Company and Citibank, N.A. incorporated by reference to Exhibit 10u to Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

(1)	10n	Amendment No. 1 to the Credit Agreement and Supplement No. 1 to Trust Indenture both dated July 1, 1997 between the Company and Citibank, N.A. incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).

(1)	10o	Supplement No. 2 to Trust Indenture dated July 1, 1998 between the Company and Citibank, N.A, incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

(1)	10p	Commitment to Guarantee Obligations and First Preferred Ship Mortgage both dated September 29, 1998 between the Company and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10a to Form 10-Q for fiscal quarter ended September 30, 1998 (File No. 1-5491).

(1)	10q	Credit Agreement and Trust Indenture both dated September 29, 1998 between the Company and Citibank, N.A. incorporated by reference to Exhibit 10b to Form 10-Q for the fiscal quarter ended September 30, 1998 (File No. 1-5491).

(1)	10r	Amendment No. 1 dated March 15, 2001 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).

EXHIBIT INDEX

Footnote	Exhibit
Reference	Number	Exhibit Description

(1)	10s	Supplement No. 1 to Trust Indenture dated March 15, 2001 between Rowan and Citibank, N.A. incorporated by reference to Exhibit 10w to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).

(1)	10t	Commitment to Guarantee Obligations dated October 29, 1999 and First Preferred Ship Mortgage between the Company and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

(1)	10u	Credit Agreement and Trust Indenture both dated October 29, 1999 between the Company and Citibank, N.A., incorporated by reference to Exhibit 10w to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

(1)	10v	Amendment No. 1 to the Commitment to Guarantee Obligations dated June 30, 2003 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10x to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
(1)	10w	Supplement No. 1 to Trust Indenture dated June 30, 2003 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

(1)	10x	Commitment to Guarantee Obligations dated May 23, 2001 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

(1)	10y	Credit Agreement and Trust Indenture both dated May 23, 2001 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10z to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

(1)	10z	Commitment to Guarantee Obligations dated May 28, 2003 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation relating to the Scooter Yeargain, incorporated by reference to Exhibit 10bb to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

(1)	10aa	Credit Agreement and Trust Indenture both dated May 28, 2003 between Rowan and Citibank, N.A. relating to the Scooter Yeargain, incorporated by reference to Exhibit 10cc to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

EXHIBIT INDEX

Footnote	Exhibit
Reference	Number	Exhibit Description

(1)	10bb	Commitment to Guarantee Obligations dated May 28, 2003 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation relating to the Bob Keller (formerly Tarzan II), incorporated by reference to Exhibit 10dd to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

(1)	10cc	Credit Agreement and Trust Indenture both dated May 28, 2003 between Rowan and Citibank, N.A. relating to the Bob Keller (formerly Tarzan II), incorporated by reference to Exhibit 10ee to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

(2)	10dd	Rowan Companies, Inc. 2004 Profit Sharing Plan.

(2)	10ee	Rowan Companies, Inc. 2004 Bonus Plan.

(1)	10ff	Consulting Agreement dated May 1, 2003 between Rowan and C. R. Palmer incorporated by reference to Exhibit 10K to Form 10-K for fiscal year ended December 31, 2003 (File No. 1-5491).

(3)	11	Computation of Basic and Diluted Income (Loss) Per Share for the years ended December 31, 2004, 2003 and 2002.

(4)	13	Annual Report to Stockholders for fiscal year ended December 31, 2004.

(1)	14	Code of Business Conduct for Senior Financial Officers of the Company, incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

(2)	21	Subsidiaries of the Registrant as of March 14, 2005.

(2)	23	Independent Auditors’ Consent.

(2)	24	Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 2004.

(2)	31	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002).

(2)	32	Section 1350 Certifications (Section 906 of the Sarbanes-Oxley Act of 2002).

(2)	99	Annual CEO Certification to the New York Stock Exchange

(1)	Incorporated herein by reference to another filing of the Company with the Securities and Exchange Commission as indicated.

(2)	Included herein.

(3)	Included in Form 10-K on page 28.

(4)	Included herein. See ITEM 1, ITEMS 5-8 and Subpart (a)1. of ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES for specific portions incorporated herein by reference.