Form 10-K/A
period 2004-12-31
ROWAN COMPANIES INC
filed 2005-04-01
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

ROWAN COMPANIES, INC.

Commission File Number 1-5491

Delaware (State or other jurisdiction of incorporation or organization)	75-0759420 (I.R.S. Employer Identification No.)

2800 Post Oak Boulevard Suite 5450 Houston, Texas (Address of principal executive offices)	77056-6127 (Zip code)

Registrant’s telephone number, including area code: (713) 621-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.125 per share	New York Stock Exchange Pacific Exchange - Stock & Options
Preferred Stock Purchase Rights	New York Stock Exchange Pacific Exchange - Stock & Options

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by checkmark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as originally filed on March 16, 2005, is being filed solely to amend the Exhibit Index included in Item 15(a)(3) of Part IV, to include a corrected description of Exhibit 10ff, to file the amended and restated version of such Exhibit 10ff, which superseded the previously filed exhibit and which was inadvertently omitted from the earlier filing on Form 10-K, and to file the required Exhibits 31c and d with this Form 10-K/A. An amended list of exhibits, including the new Exhibit 10ff and Exhibits 31c and d, is set forth below.

Except as described above, no other changes have been made to the Report. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following financial statements and the report of independent registered public accounting firm, included in the Annual Report, are incorporated herein by reference:

2. Financial Statement Schedules:

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

10dd	Rowan Companies, Inc. 2004 Profit Sharing Plan.
10ee	Rowan Companies, Inc. 2004 Bonus Plan.
10ff	Consulting Agreement dated April 22, 2004 between Rowan and C. R. Palmer, filed with Form 10-K/A, Amendment No. 1, for the year ended December 31, 2004.
11	Computation of Basic and Diluted Income Per Share for the years ended December 31, 2004, 2003 and 2002.
13*	Annual Report to Stockholders for fiscal year ended December 31, 2004.
14	Code of Business Conduct for Senior Financial Officers of the Company, incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
21	Subsidiaries of the Registrant as of March 14, 2005.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 2004.
31a, b	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002).
31c, d	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002), filed with Form 10-K/A, Amendment No. 1, for the year ended December 31, 2004.
32	Section 1350 Certifications (furnished under Section 906 of the Sarbanes-Oxley Act of 2002).
99	Annual CEO Certification to the New York Stock Exchange.
______________

* Only portions specifically incorporated herein are deemed to be filed.

All exhibits were filed with Rowan’s Form 10-K for the year ended December 31, 2004, except as noted.

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

•	Rowan Companies, Inc. 2004 Profit Sharing Plan.

•	Rowan Companies, Inc. 2004 Bonus Plan.

•	Consulting Agreement dated April 22, 2004 between Rowan and C. R. Palmer.

Rowan agrees to furnish to the Commission upon request a copy of all instruments defining the rights of holders of long-term debt of the Company and its subsidiaries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2005.

ROWAN COMPANIES, INC.

By: /s/ D.F. McNease
D.F. McNease
Chairman of the Board,
President and Chief Executive Officer

Exhibit Index

Exhibit
Number      Description

(a) 1. Financial Statements

The following financial statements and the report of independent registered public accounting firm, included in the Annual Report, are incorporated herein by reference:

2. Financial Statement Schedules:

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

10dd	Rowan Companies, Inc. 2004 Profit Sharing Plan.
10ee	Rowan Companies, Inc. 2004 Bonus Plan.
10ff	Consulting Agreement dated April 22, 2004 between Rowan and C. R. Palmer, filed with Form 10-K/A, Amendment No. 1, for the year ended December 31, 2004.
11	Computation of Basic and Diluted Income Per Share for the years ended December 31, 2004, 2003 and 2002.
13*	Annual Report to Stockholders for fiscal year ended December 31, 2004.
14	Code of Business Conduct for Senior Financial Officers of the Company, incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
21	Subsidiaries of the Registrant as of March 14, 2005.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 2004.
31a, b	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002).
31c, d	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002), filed with Form 10-K/A, Amendment No. 1, for the year ended December 31, 2004.
32	Section 1350 Certifications (furnished under Section 906 of the Sarbanes-Oxley Act of 2002).
99	Annual CEO Certification to the New York Stock Exchange.

______________

* Only portions specifically incorporated herein are deemed to be filed.

All exhibits were filed with Rowan’s Form 10-K for the year ended December 31, 2004, except as noted.