Form 10-Q
period 2005-03-31
ROWAN COMPANIES INC
filed 2005-05-10
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM_____TO_____

1-5491
Commission File
Number

ROWAN COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-0759420
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2800 Post Oak Boulevard, Suite 5450 Houston, Texas	77056-6127
(Address of principal executive offices)	(Zip Code)

(713) 621-7800
Registrant's telephone number, including area code

Inapplicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No____

The number of shares of common stock, $.125 par value, outstanding at April 30, 2005 was 108,274,625.

ROWAN COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2005	2004
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$408,578	$465,977
Receivables - trade and other	165,536	143,509
Inventories - at cost:
Raw materials and supplies	124,743	126,706
Work-in-progress	41,726	36,016
Finished goods	584	1,391
Prepaid expenses	21,244	14,166
Deferred tax assets - net	3,018	19,332
Total current assets	765,429	807,097

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	2,283,718	2,278,832
Manufacturing plant and equipment	158,515	154,364
Construction in progress	121,956	97,214
Other property and equipment	99,287	98,860
Total	2,663,476	2,629,270
Less accumulated depreciation and amortization	978,829	959,776
Property, plant and equipment - net	1,684,647	1,669,494

GOODWILL AND OTHER ASSETS	15,627	15,695

TOTAL	$2,465,703	$2,492,286

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$64,922	$64,922
Accounts payable - trade	35,054	30,159
Other current liabilities	68,678	139,719
Total current liabilities	168,654	234,800

LONG-TERM DEBT - less current maturities	568,232	574,350

OTHER LIABILITIES	116,746	110,916

DEFERRED INCOME TAXES - net	170,116	163,336

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
none issued
Common stock, $.125 par value:
Authorized 150,000,000 shares; issued 108,194,587 shares at
March 31, 2005 and 107,408,721 shares at December 31, 2004	13,522	13,426
Additional paid-in capital	934,252	917,764
Retained earnings	564,963	548,476
Accumulated other comprehensive loss	(70,782)	(70,782)
Total stockholders' equity	1,441,955	1,408,884

TOTAL	$2,465,703	$2,492,286

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	For The Three Months
	Ended March 31,
	2005	2004
	(Unaudited)
REVENUES:
Drilling services	$169,643	$105,689
Manufacturing sales and services	62,113	43,703
Total	231,756	149,392

COSTS AND EXPENSES:
Drilling services	96,701	88,418
Manufacturing sales and services	56,670	38,794
Depreciation and amortization	19,913	18,984
Selling, general and administrative	13,260	9,097
Gain on sale of boat purchase options	(20,866)	-
Total	165,678	155,293

INCOME (LOSS) FROM OPERATIONS	66,078	(5,901)

OTHER INCOME (EXPENSE):
Interest expense	(5,856)	(5,065)
Less interest capitalized	771	797
Interest income	2,546	660
Gain on sale of investments	7,701	-
Other - net	336	84
Other income (expense) - net	5,498	(3,524)

INCOME (LOSS) BEFORE INCOME TAXES	71,576	(9,425)
Provision (credit) for income taxes	26,980	(3,044)
INCOME (LOSS) FROM CONTINUING OPERATIONS	44,596	(6,381)
Loss from discontinued aviation operations, net of tax	(1,174)	(4,927)
NET INCOME (LOSS	$43,422	$(11,308)

NET INCOME (LOSS) PER COMMON SHARE (Note 5):
Income (loss) from continuing operations	$.41	$(.06)
Loss from discontinued aviation operations	$(.01)	$(.05)
Net income (loss)	$.40	$(.11)

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For The Three Months
	Ended March 31,
	2005	2004
	(Unaudited)
CASH PROVIDED BY (USED IN):
Operations:
Net income (loss)	$43,422	$(11,308)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations:
Depreciation and amortization	19,913	23,525
Deferred income taxes	23,094	(5,661)
Provision for pension and postretirement benefits	6,797	8,723
Compensation expense	1,009	1,903
Gain on disposals of property, plant and equipment	(590)	(640)
Contributions to pension plans	(60,931)	(137)
Postretirement benefit claims paid	(829)	(505)
Changes in current assets and liabilities
Receivables- trade and other	(22,027)	11,714
Inventories	(5,925)	(2,295)
Other current assets	(7,078)	(11,685)
Current liabilities	(2,244)	485
Net changes in other noncurrent assets and liabilities	35	65
Net cash provided by (used in) operations	(5,354)	14,184

Investing activities:
Capital expenditures	(32,274)	(47,777)
Proceeds from disposals of property, plant and equipment	816	4,487
Net cash used in investing activities	(31,458)	(43,290)

Financing activities:
Proceeds from borrowings	12,589	29,726
Repayments of borrowings	(18,707)	(18,707)
Payment of cash dividend	(26,935)
Proceeds from stock option and convertible debenture plans	12,466	1,302
Proceeds from common stock offering, net of issue costs		264,993
Net cash provided by (used in) financing activities	(20,587)	277,314

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57,399)	248,208
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	465,977	58,227
CASH AND CASH EQUIVALENTS, END OF PERIOD	$408,578	$306,435

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
The consolidated financial statements of Rowan included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. Certain information and notes have been condensed or omitted as permitted by those rules and regulations. We believe that the disclosures included herein are adequate, but suggest that you read these consolidated financial statements in conjunction with the financial statements and related notes included in our 2004 Annual Report to Stockholders and incorporated by reference in our Form 10-K for the year ended December 31, 2004.

We believe the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly Rowan’s financial position as of March 31, 2005 and December 31, 2004, and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004.

Rowan’s results of operations and cash flows for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for the full year.  Certain reclassifications have been made in the 2004 amounts to conform to the 2005 presentations.

2.
Rowan has two principal operating segments: contract drilling of oil and gas wells, both onshore and offshore (“Drilling”) and the manufacture and sale of heavy equipment for the mining and timber industries, alloy steel and steel plate and drilling products (“Manufacturing”). The following table presents certain financial information of Rowan by operating segment as of March 31, 2005 and 2004 and for the three month periods then ended (in thousands).

	Drilling		Manufacturing	Consolidated
2005
Total assets	$2,155,584		$310,119	$2,465,703
Goodwill	1,493		10,863	12,356
Revenues	169,643		62,113	231,756
Operating profit (loss) (1)	76,564	(2)	2,774	79,338

2004
Total assets	$1,961,102		$283,490	$2,244,592
Goodwill	1,493		10,863	12,356
Revenues	105,689		43,703	149,392
Operating profit (loss) (1)	659		2,537	3,196

(1) Selling, general and administrative expenses, which are incurred in support of all segments, are added back to Income (loss) from operations to arrive at Operating profit(loss), which Rowan believes is a better measure of segment financial performance. SG&A expenses totaled $13.3 million and $9.1 million for the three months ended March 31, 2005 and 2004, respectively.

(2) Includes $20.9 million gain on sale of boat purchase options.

Excluded from the preceding table are the effects of transactions between segments. During the three months ended March 31, 2005 and 2004, Rowan’s manufacturing division provided approximately $17 million and $28 million, respectively, of products and services to its drilling division.

3.
On December 31, 2004, Rowan completed the sale of its aviation operations as conducted by Era Aviation, Inc. Rowan’s after-tax results of its discontinued aviation operations for the three months ended March 31, 2004 are shown separately in the Consolidated Statement of Operations. The after-tax loss from discontinued operations for the three months ended March 31, 2005 included therein reflects estimated post-closing working capital adjustments pursuant to the sale agreement. We are currently evaluating a claim received from the buyer for an additional $1.5 million, net of income taxes.

4.
Rowan had no items of other comprehensive income during the three months ended March 31, 2005 and 2004. Interest payments (net of amounts capitalized) were $6.8 million and $7.0 million for the three months ended March 31, 2005 and 2004, respectively. Tax payments (net of refunds) were $0.1 million and $0.1 million for the three months ended March 31, 2005 and 2004, respectively.

5.	Rowan’s computations of basic and diluted income (loss) per share for the three months ended March 31, 2005 and 2004 are as follows (in thousands except per share amounts):

	2005	2004

Weighted average shares of common stock outstanding	107,812	102,132
Dilutive securities:
Stock options	1,215	-
Convertible debentures	225	-
Weighted average shares for diluted calculations	109,252	102,132

Income (loss) from continuing operations	$44,596	$(6,381)
Income (loss) from continuing operations per share:
Basic	$.41	$(.06)
Diluted	$.41	$(.06)

Loss from discontinued operations	$(1,174)	$(4,927)
Loss from discontinued operations per share:
Basic	$(.01)	$(.05)
Diluted	$(.01)	$(.05)

Net income (loss)	$43,422	$(11,308)
Net income (loss) per share:
Basic	$.40	$(.11)
Diluted	$.40	$(.11)

Excluded from each of the diluted computations of Income (loss) from continuing operations, Loss from discontinued operations and Net income (loss) per share for the three months ended March 31, 2004 are incremental shares of 933,000 related to convertible debentures and incremental shares of 884,000 related to stock options as their inclusion would have reduced the per share amount of loss for the period.

Rowan had 4,678,006 and 5,495,860 stock options outstanding at March 31, 2005 and 2004, respectively. Another 1,212,386 and 2,293,869 shares, respectively, were issuable at those dates through the conversion of debentures.

6.
Rowan uses the intrinsic value method of accounting for stock-based employee compensation, whereby the cost of each option is measured as the difference between the market price per share and the option price per share on the date of grant, in accordance with Accounting Principles Board Opinion No. 25. The following table is provided pursuant to Statement of Financial Accounting Standards No. 148 to illustrate the effect on Rowan’s net income (loss) and net income (loss) per share of measuring stock-based compensation cost based upon estimated fair values in accordance with Statement of Financial Accounting Standards No. 123 for the three months ended March 31, 2005 and 2004:

	Net Income	Per Share
	(Loss)	Basic	Diluted
2005
Net income (loss), as reported	$43,422	$.40	$.40
Stock-based compensation, net of related tax effects:
As recorded under APB 25	629
Pro forma under SFAS 123	(1,791)
Pro forma net income (loss)	$42,260	$.39	$.39

2004
Net income (loss), as reported	$(11,308)	$(.11)	$(.11)
Stock-based compensation, net of related tax effects:
As recorded under APB 25	1,288
Pro forma under SFAS 123	(2,179)
Pro forma net income (loss)	$(12,199)	$(.12)	$(.12)

Under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, as amended, Rowan will be required to expense stock-based compensation associated with unvested awards using the fair value method beginning January 1, 2006. We currently expect that the provisions of Statement No. 123 (revised) will reduce our 2006 quarterly net income by amounts comparable to those set forth in the preceding table.

7.
Since 1952, Rowan has sponsored defined benefit pension plans covering substantially all of its employees. In addition, Rowan provides certain health care and life insurance benefits for retired drilling and aviation employees.

Net periodic pension cost for the three months ended March 31, 2005 and 2004 included the following components (in thousands):

	2005	2004

Service cost	$2,774	$3,450
Interest cost	5,337	5,199
Expected return on plan assets	(5,658)	(4,158)
Recognized actuarial loss	2,884	2,039
Amortization of prior service cost	42	52
Total	$5,379	$6,582

Other benefits cost for the three months ended March 31, 2005 and 2004 included the following components (in thousands):

	2005	2004

Service cost	$432	$679
Interest cost	838	1,033
Recognized actuarial loss	35	319
Amortization of transition obligation	163	188
Amortization of prior service cost	(50)	(78)
Total	$1,418	$2,141

During the first quarter of 2005, Rowan contributed $61.8 million toward its pension and other benefit plans. Rowan currently expects to make additional payments totaling approximately $10 million during the remainder of 2005.

8.
In the third quarter of 2004, the Company learned that a unit of the U. S. Department of Justice is conducting a criminal investigation of environmental matters involving several of Rowan’s offshore drilling rigs. Rowan is cooperating with the investigation. The Company does not have sufficient information at this time to comment on the outcome of the investigation.

The Company is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. We believe that there are no known contingencies, claims or lawsuits that will have a material adverse effect on Rowan’s financial position, results of operations or cash flows.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Rowan generated net income of $43.4 million in the first quarter of 2005 compared to a net loss of $11.3 million in the same period of 2004. The improvement in operating results between periods was largely due to the effects of increased average drilling day rates and higher manufacturing sales. In addition, the current period included significant gains on certain asset sales, including purchase options on our leased boats and marketable investment securities.

A comparison of the revenues and operating profit (loss) from drilling, manufacturing and consolidated operations for the first quarters of 2005 and 2004, respectively, is reflected below (dollars in thousands):

	Drilling		Manufacturing		Consolidated
	2005	2004	2005	2004	2005	2004

Revenues	$169,643	$105,689	$62,113	$43,703	$231,756	$149,392

Percent of Consolidated Revenues	73%	71%	27%	29%	100%	100%

Operating Profit (Loss) (1)	$76,564	$659	$2,774	$2,537	$79,338	$3,196

Percent of Revenues	45%	1%	4%	6%	34%	2%

Selling, general and administrative expenses					$13,260	$9,097

Percent of Revenues					6%	6%

Net interest and other income (expense)					$5,498	$(3,524)

Income (loss) from continuing operations					$44,596	$(6,381)

(1) Operating profit (loss) is income (loss) from operations before deducting selling, general and administrative expenses.

As reflected above, Rowan’s consolidated operating results improved by $76.1 million when comparing the first quarters of 2005 and 2004, $20.9 million of which was realized upon the February 2005 sale of our boat purchase options.

Rowan’s drilling operations generated a $75.9 million improvement in operating profit between periods, including the boat gain. Drilling revenues increased by $64.0 million or 61% as our offshore fleet of 24 jack-ups and one semi-submersible was 98% utilized during the first quarter of 2005, compared to 84% in the first quarter of 2004, and achieved a 33% increase in average day rates between periods. Our fleet of 16 actively-marketed land rigs was 95% utilized during the first quarter of 2005, compared to 87% in the first quarter of 2004, and achieved a 48% increase in average day rates between periods. Drilling expenses increased by $8.3 million or 9% between periods, primarily due to the addition to our offshore fleet, in April 2004, of the first Tarzan Class jack-up Scooter Yeargain and higher maintenance costs.

In February 2005, we assigned the remaining lease terms and sold our purchase options on the four larger anchor-handling boats for $20.9 million in cash. Rowan had obtained the boats in 1999 and 2000 through operating lease agreements that gave the Company an option to purchase each boat at the conclusion of the lease term in March 2005. The boats were fully-crewed by the lessor, but managed by Rowan to provide towing and supply services for our drilling operations and for third parties. The leases covering the two remaining boats will expire during the second quarter, at which time the boats will be returned to the lessor. We will continue to procure marine vessel services in support of our drilling operations in the future and thus our exit from this business is not expected to have a material impact on our continuing operations.

Rowan’s first quarter 2005 drilling revenues included $5.3 million related to Gorilla VII’s North Sea assignment, which we have continued to recognize only upon collection. Another $3.7 million has been collected since and will be recognized in the second quarter.

Worldwide rig demand is inherently volatile and generally varies from one market to the next, as does the supply of competitive equipment. Exploration and development expenditures on the part of energy companies are affected by many factors beyond oil and natural gas price levels and trends, such as political and regulatory policies, seasonal weather patterns, lease expirations, mergers and acquisitions and new oil and gas discoveries. The outlook for most worldwide drilling markets appears to be stable or improving. However, the volatility inherent in the drilling business prevents us from being able to accurately predict whether existing market conditions will continue beyond the near term, or whether any expected improvements will materialize. In response to fluctuating market conditions, we can, as we have done in the past, relocate drilling rigs from one geographic area to another, but only when we believe such moves are economically justified. Currently, Rowan’s drilling operations are benefiting from predominantly favorable market conditions and are profitable. There is no assurance, however, that such conditions will be sustained or that our drilling operations will remain profitable. Our drilling operations will be adversely affected if market conditions deteriorate.

Rowan’s manufacturing operating results were only slightly improved despite an $18.4 million or 42% increase in revenues between periods. The aggregate effects of an $8.7 million or 29% increase in equipment group revenues, a $1.9 million or 28% increase in steel group revenues and a $7.8 million or doubling of drilling products group revenues between periods was virtually offset by the recognition of a $2.7 million estimated loss on the drilling products group’s dredge barge project. As a result, our average margin on direct costs decreased to 9% of revenues in 2005 from 11% in 2004, and our operating profit as a percentage of revenues declined between periods. The equipment group shipped nine mining loaders during the first quarter of 2005 compared to five units in the first quarter of 2004.

Manufacturing operations exclude approximately $17 million of products and services provided to the drilling division during the first quarter of 2005, most of which was attributable to construction progress on the second Tarzan Class rig, the Bob Keller, compared to about $28 million in the same period of 2004, which was primarily attributable to the Scooter Yeargain and the Bob Keller. The division’s external backlog was approximately $87 million at March 31, 2005, up from approximately $58 million one year earlier.

Though considerably less volatile than our drilling operations, our manufacturing operations, especially the equipment group, are impacted by world commodities prices; in particular, prices for copper, iron ore, coal and gold. In addition, prospects for our drilling products group are ultimately tied to the condition of the overall drilling industry and its demand for equipment, parts and services. Many commodity prices have set multi-year highs in recent months due to growth in worldwide demand and our external manufacturing backlog, at $87 million, is at an all-time high. We are optimistic that prices will remain firm, enabling this recovery in the mining equipment business to continue. We cannot, however, accurately predict the magnitude or duration of the recovery or its impact on our operations. Rowan’s manufacturing operations will be adversely affected if market conditions deteriorate.

As previously announced, Rowan has been awarded a contract by Perforadora Central, S.A. de C.V., a Mexican drilling contractor, to construct a Super 116E class jack-up rig. The rig will be an enhanced version of our Super 116-C class jack-up rig, with greater environmental and payload capacity. It will have 511 feet of leg, enabling operations in water depths up to 350 feet in areas like the Gulf of Mexico, Asia and the Persian Gulf. Construction of the rig will begin immediately at the Company’s Vicksburg, Mississippi shipyard with delivery expected during the second quarter of 2007.

Selling, general and administrative expenses increased by $4.2 million or 46% in the first quarter of 2005 due primarily to higher professional services, incentive compensation and manufacturing selling costs. Approximately $7.7 million of the net increase in Net interest and other income shown in the preceding table was due to proceeds from the sale of marketable investment securities that had a nominal carrying cost.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet figures and ratios as of March 31, 2005 and December 31, 2004 is as follows (dollars in thousands):

	March 31, 2005	December 31, 2004

Cash and cash equivalents	$408,578	$465,977
Current assets	$765,429	$807,097
Current liabilities	$168,654	$234,800
Current ratio	4.54	3.44
Long-term debt - less current maturities	$568,232	$574,350
Stockholders' equity	$1,441,955	$1,408,884
Long-term debt/total capitalization	.28	.29

Reflected in the comparison above are the effects in the first quarter of 2005 of net cash used in operations of $5.4 million, proceeds from borrowings of $12.6 million, proceeds from stock option and convertible debenture plans of $12.5 million, capital expenditures of $32.3 million, a cash dividend payment of $26.9 million and debt repayments of $18.7 million. Operating cash flows included $50.2 million of non-cash charges or non-operating adjustments to Rowan’s net income, featuring deferred income taxes of $23.1 million and depreciation of $19.9 million, offset by $61.7 million of pension contributions and other benefit payments and a $37.3 million net investment in working capital during the period.

Capital expenditures during the first quarter were primarily related to the construction of the second Tarzan Class jack-up rig, the Bob Keller. The Tarzan Class was designed specifically for deep drilling in water depths up to 300 feet on the outer continental shelf in the Gulf of Mexico, offering drilling capabilities similar to our Super Gorilla class jack-ups, but with reduced environmental criteria (wind, wave and current) and at about one-half the construction cost.

The Bob Keller is being constructed at Rowan’s Vicksburg, Mississippi facility with delivery expected during the third quarter of 2005. We are financing up to $89.7 million of the cost of the Bob Keller through a 15-year bank loan guaranteed by the U. S. Department of Transportation’s Maritime Administration (“MARAD”) under its Title XI Program. The loan requires semiannual interest payments in each May and November, with semiannual principal repayments commencing on November 10, 2005, and the Bob Keller secures the government guarantee. At March 31, 2005, we had borrowed about $64.3 million under this loan, which bore interest at an annual rate of about 2.93%.

Construction of our third Tarzan Class jack-up, the Hank Boswell, is underway at Vicksburg with delivery expected during the fourth quarter of 2006. A fourth Tarzan Class jack-up is tentatively planned, subject to current and anticipated market conditions. We have applied for Title XI government-guaranteed financing for up to $176 million of the cost of the third and fourth Tarzan Class rigs on terms and conditions similar to those in effect for the first two. However, there can be no assurance that we will obtain such financing or that other outside financing or working capital will be available.

Rowan currently estimates that remaining 2005 capital expenditures will be between $110 million and $120 million, including approximately $80-85 million towards the construction of the second and third Tarzan Class rigs.

Rowan’s debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity, limit the amount of long-term debt and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions. The Company was in compliance with each of its debt covenants at March 31, 2005.

On January 27, 2005, in conjunction with the sale of our aviation operations, our Board of Directors declared a special cash dividend of $.25 per share of common stock that was paid on February 25, 2005 to shareholders of record on February 9, 2005. Rowan did not pay any dividends during 2004 and, at March 31, 2005, had approximately $385 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.

During 2002-2004, Rowan contributed about $50 million in aggregate to its defined benefit pension plans. Minimum contribution amounts are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates. Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements, which showed an accumulated other comprehensive loss resulting from unfunded pension liabilities of $70.8 million at March 31, 2005. Recent actuarial calculations indicated that, assuming plan assets perform as expected and interest rates are unchanged from present levels, additional pension contributions would be required over the next several years, in average annual amounts that exceed the contribution rate of the past three years. For this reason, we elected to utilize a portion of the net proceeds received upon the sale of our aviation operations in December 2004 to make an additional contribution of $60 million to our pension plans in January 2005. Rowan currently expects to make additional contributions totaling approximately $8 million during the remainder of 2005.

Based on current and anticipated near-term operating levels, we believe that 2005 operations, together with existing working capital and available financial resources, will be adequate to sustain planned capital expenditures and debt service and other requirements at least through the remainder of 2005. We currently have no other available credit facilities, but believe financing could be obtained if deemed necessary.

In the third quarter of 2004, the Company learned that a unit of the U. S. Department of Justice is conducting a criminal investigation of environmental matters involving several of Rowan’s offshore drilling rigs. Rowan is cooperating with the investigation. The Company does not have sufficient information at this time to comment on the outcome of the investigation.

The Company is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. We believe that there are no known contingencies, claims or lawsuits that will have a material adverse effect on Rowan’s financial position, results of operations or cash flows.

In December 2003, Rowan filed a $500 million universal shelf registration statement. In early 2004, we sold 11.5 million shares of common stock, consisting of approximately 1.7 million shares of treasury stock and 9.8 million newly issued shares. The net proceeds of approximately $265 million were retained for general corporate purposes, including working capital and capital expenditures.

Critical Accounting Policies and Management Estimates. Rowan’s significant accounting policies are outlined in Note 1 to our financial statements included in our 2004 Annual Report to Stockholders, which is incorporated by reference in our Form 10-K for the year ended December 31, 2004. These policies, and management judgments, assumptions and estimates made in their application, underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that Rowan’s most critical accounting policies and management estimates involve property and depreciation, specifically capitalizable costs, useful lives and salvage values, and pension and other postretirement benefit liabilities and costs, specifically assumptions used in actuarial calculations, as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

Property and depreciation. Rowan provides depreciation under the straight-line method from the date an asset is placed into service based upon estimated service lives ranging up to 40 years and salvage values ranging up to 20%. Rowan continues to operate 20 offshore rigs that were placed into service during 1971-1986 and assigned lives ranging from 12 to 15 years. Our newest and most significant assets, the Super Gorilla and Tarzan Class rigs, which collectively comprise almost two-thirds of our property, plant and equipment carrying value, carry a 25-year service life. Expenditures for new property or enhancements to existing property are capitalized and expenditures for maintenance and repairs are charged to operations as incurred. Capitalized cost includes labor expended during installation and, on newly constructed assets, a portion of interest cost incurred during the construction period. Long-lived assets are reviewed for impairment whenever circumstances indicate their carrying amounts may not be recoverable, such as following a sustained deficit in operating cash flows caused by a prominent decline in overall rig activity and average day rates.

Pension and other postretirement benefit liabilities and costs. As previously mentioned, Rowan’s pension and other postretirement benefit liabilities and costs are based upon actuarial computations that reflect our assumptions about future events, including long-term asset returns, interest rates, annual compensation increases, mortality rates and other factors. Key assumptions for 2005 include a discount rate of 5.75%, an expected long-term rate of return on pension plan assets of 8.5% and annual healthcare cost trend rates ranging from 10% in 2005 to 5% in 2010 and beyond. The assumed discount rate is based upon the average yield for Moody’s Aa-rated corporate bonds and the rate of return assumption reflects a probability distribution of expected long-term returns that is weighted based upon plan asset allocations. A 1% change in the expected long-term rate of return on plan assets would change net benefits cost by approximately $2 million. A 1% increase in the assumed healthcare cost trend rate would increase 2005 other benefit costs by $0.7 million.

Rowan uses the intrinsic value method of accounting for stock-based employee compensation pursuant to Accounting Principles Board Opinion No. 25. We estimate that use of the fair value method outlined by Statement of Financial Accounting Standards Nos. 123 and 148 would have reduced reported amounts of net income and net income per share by approximately $1.2 million, or $.01 per share for the three months ended March 31, 2005 and increased reported amounts of net loss and net loss per share by approximately $0.9 million, or $.01 per share, for the three months ended March 31, 2004.

Under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, as amended, Rowan will be required to expense stock-based compensation associated with unvested awards using the fair value method beginning January 1, 2006. We currently expect that the provisions of Statement No. 123 (revised) will reduce our 2006 quarterly net income by approximately $1 million or $.01 per share from that measured under APB 25.

Statement of Financial Accounting Standards No. 151, “Inventory Costs”, clarifies the distinction between costs that are allocable to inventory and those that are expensed as incurred. We believe that the provisions of Statement No. 151, which are effective for fiscal years beginning after June 15, 2005, will not materially impact our financial position or results of operations.

This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to the expectations, beliefs and future expected financial performance of Rowan that are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected by us. Among the factors that could cause actual results to differ materially are the following: oil, natural gas and other commodity prices; the level of offshore expenditures by energy companies; energy demand; the general economy, including inflation; weather conditions in our principal operating areas; and environmental and other laws and regulations. Details of these and other risks have been disclosed in Rowan’s filings with the U. S. Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is not significant. The Company’s outstanding debt at March 31, 2005 was comprised as follows: $309.0 million of fixed-rate notes bearing a weighted average annual interest rate of 4.63% and $324.2 million of floating-rate notes bearing a weighted average annual interest rate of 2.98%. In addition, virtually all of the Company’s transactions are carried out in U. S. dollars, thus Rowan’s foreign currency exposure is not material. Fluctuating commodity prices affect Rowan’s future earnings materially only to the extent that they influence demand for the Company’s products and services. Rowan does not hold or issue derivative financial instruments.

Item 4. Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of a material weakness in internal controls as of December 31, 2004, as remediation efforts were not complete at March 31, 2005.

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

In order to address the material weakness identified, management has made and will continue to make corrective measures during 2005 including: 1) adding experienced personnel to our accounting and reporting function to provide the necessary resources to adequately review and monitor transactions, accounting processes and control activities and 2) initiating processes and procedures to better document employee responsibilities including transaction review and monitoring activities. In this regard, Rowan has engaged the independent risk consulting firm Protiviti to assist us with documentation and remediation efforts.

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

The Company is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. We believe that there are no known contingencies, claims or lawsuits that will have a material adverse effect on Rowan’s financial position, results of operations or cash flows.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of its outstanding common stock during the first quarters of 2005 or 2004. Under the terms of a Share Repurchase Program begun in June 1998, the Company was authorized, at March 31, 2005, to buyback up to approximately 1.5 million shares of its common stock.

On January 27, 2005, in conjunction with the sale of our aviation operations, our Board of Directors declared a special cash dividend of $.25 per share of common stock that was paid on February 25, 2005 to shareholders of record on February 9, 2005. Rowan did not pay any dividends during 2004 and, at March 31, 2005, had approximately $385 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on April 22, 2005, stockholders elected the three nominees for Class II Director as set forth in Rowan’s Proxy Statement relating to the meeting. With respect to such election, proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and there was no solicitation in opposition to such nominees. Of Rowan’s 108,013,581 shares of record, 91,428,932 were voted at the meeting by proxy. The following numbers of votes were cast as to the Class II Director nominees: R. G. Croyle, 87,464,569 votes for and 3,964,363 votes withheld; D. F. McNease, 88,092,403 votes for and 3,336,529 votes withheld and Lord Moynihan 89,919,658 votes for and 1,509,274 votes withheld. Also at the meeting, stockholders approved the 2005 Rowan Companies, Inc. Long-Term Incentive Plan, as follows: 61,241,268 votes for, 16,311,125 votes against, 113,109 shares abstaining and 13,763,430 share not voted.

Item 6. Exhibits

The following is a list of Exhibits filed with this Form 10-Q:

10a     Amendment No. 1 to Credit Agreement dated May 28, 2003 between Rowan and  Citibank, N. A.

10b     Amendment No. 2 to Credit Agreement dated May 28, 2003 between Rowan and  Citibank, N. A.

31         Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

32         Section 1350 Certifications (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROWAN COMPANIES, INC.
(Registrant)

Date: May 10, 2005	/s/ W. H. WELLS
W. H. Wells
Vice President - Finance
and Treasurer
(Chief Financial Officer)

Date: May 10, 2005	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Controller
(Chief Accounting Officer)