Form 10-Q
period 2005-06-30
ROWAN COMPANIES INC
filed 2005-08-09
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The number of shares of common stock, $.125 par value, outstanding at July 31, 2005 was 108,912,353.

ROWAN COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30,	December 31,
	2005	2004
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$487,821	$465,977
Receivables - trade and other	169,962	132,445
Inventories - at cost:
Raw materials and supplies	127,449	126,706
Work-in-progress	51,862	36,016
Finished goods	588	1,391
Prepaid expenses	19,435	13,578
Deferred tax assets - net	46,067	19,332
Current assets of discontinued boat operations	3,667	11,652
Total current assets	906,851	807,097

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	2,285,247	2,278,832
Manufacturing plant and equipment	160,975	154,364
Construction in progress	148,144	97,214
Other property and equipment	89,753	98,860
Total	2,684,119	2,629,270
Less accumulated depreciation and amortization	989,410	959,776
Property, plant and equipment - net	1,694,709	1,669,494

GOODWILL AND OTHER ASSETS	15,565	15,695

TOTAL	$2,617,125	$2,492,286
See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$64,922	$64,922
Accounts payable - trade	42,371	26,095
Other current liabilities	90,674	139,719
Current liabilities of discontinued boat operations		4,064
Total current liabilities	197,967	234,800

LONG-TERM DEBT - less current maturities	573,180	574,350

OTHER LIABILITIES	118,612	110,916

DEFERRED INCOME TAXES - net	234,918	163,336

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
none issued
Common stock, $.125 par value:
Authorized 150,000,000 shares; issued 108,864,937 shares at
June 30, 2005 and 107,408,721 shares at December 31, 2004	13,608	13,426
Additional paid-in capital	942,393	917,764
Retained earnings	607,229	548,476
Accumulated other comprehensive loss	(70,782)	(70,782)
Total stockholders' equity	1,492,448	1,408,884

TOTAL	$2,617,125	$2,492,286

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
REVENUES:
Drilling services	$182,637	$111,301	$342,916	$212,129
Manufacturing sales and services	61,923	51,544	124,036	95,248
Total	244,560	162,845	466,952	307,377

COSTS AND EXPENSES:
Drilling services	99,182	81,736	188,607	164,179
Manufacturing sales and services	51,687	42,814	108,361	81,605
Depreciation and amortization	20,106	19,456	39,960	38,345
Selling, general and administrative	16,086	9,269	29,346	18,367
Gain on sale of property and equipment	(9,592)	(110)	(10,182)	(403)
Total	177,469	153,165	356,092	302,093

INCOME FROM OPERATIONS	67,091	9,680	110,860	5,284

OTHER INCOME (EXPENSE):
Interest expense	(6,318)	(5,039)	(12,174)	(10,104)
Less interest capitalized	1,088	535	1,859	1,332
Interest income	3,565	867	6,111	1,527
Gain on sale of investments	1,852	-	9,553	-
Other - net	233	91	569	174
Other income (expense) - net	420	(3,546)	5,918	(7,071)

INCOME (LOSS) BEFORE INCOME TAXES	67,511	6,134	116,778	(1,787)
Provision (credit) for income taxes	24,325	2,160	43,053	(603)

INCOME (LOSS) FROM CONTINUING OPERATIONS	43,186	3,974	73,725	(1,184)
Income (loss) from discontinued operations, net of tax	(920)	(6,099)	11,963	(12,249)

NET INCOME (LOSS)	$42,266	$(2,125)	$85,688	$(13,433)

PER SHARE AMOUNTS (Note 3):
Income (loss) from continuing operations - basic	$.40	$.04	$.68	$(.01)
Income (loss) from continuing operations - diluted	$.39	$.04	$.67	$(.01)

Income (loss) from discontinued operations - basic	$(.01)	$(.06)	$.11	$(.12)
Income (loss) from discontinued operations - diluted	$(.00)	$(.06)	$.11	$(.12)

Net income (loss) - basic	$.39	$(.02)	$.79	$(.13)
Net income (loss) - diluted	$.39	$(.02)	$.78	$(.13)

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For The Six Months
	Ended June 30,
	2005	2004
	(Unaudited)
CASH PROVIDED BY (USED IN):
Operations:
Net income (loss)	$85,688	$(13,433)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	40,047	47,034
Deferred income taxes	44,847	(6,990)
Provision for pension and postretirement benefits	13,836	17,665
Compensation expense	1,936	3,600
Gain on disposals of property, plant and equipment	(10,182)	(5,500)
Gain on sales of investments	(9,553)
Contributions to pension plans	(66,052)	(1,071)
Postretirement benefit claims paid	(1,950)	(1,785)
Changes in current assets and liabilities:
Receivables- trade and other	(30,120)	(14,889)
Inventories	(18,771)	(6,650)
Other current assets	(5,269)	(9,078)
Current liabilities	29,114	3,503
Net changes in other noncurrent assets and liabilities	65	902
Net cash provided by operations	73,636	13,308

Investing activities:
Capital expenditures	(76,059)	(76,914)
Proceeds from disposals of property, plant and equipment	24,030	11,636
Proceeds from sales of investments	9,553
Net cash used in investing activities	(42,476)	(65,278)

Financing activities:
Proceeds from borrowings	28,302	47,259
Repayments of borrowings	(29,472)	(26,432)
Payment of cash dividend	(26,935)
Proceeds from stock option and convertible debenture plans	18,789	2,616
Proceeds from common stock offering, net of issue costs		264,980
Net cash provided by (used in) financing activities	(9,316)	288,423

INCREASE IN CASH AND CASH EQUIVALENTS	21,844	236,453
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	465,977	58,227
CASH AND CASH EQUIVALENTS, END OF PERIOD	$487,821	$294,680

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

We believe the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly Rowan’s financial position as of June 30, 2005 and December 31, 2004, and the results of its operations and cash flows for the three and six months ended June 30, 2005 and 2004.

Rowan’s results of operations and cash flows for the six months ended June 30, 2005 are not necessarily indicative of results to be expected for the full year. Certain reclassifications have been made in the 2004 amounts to conform to the 2005 presentations.

2.
Rowan has two principal operating segments: contract drilling of oil and gas wells, both onshore and offshore (“Drilling”) and the manufacture and sale of heavy equipment for the mining and timber industries, alloy steel and steel plate and drilling products (“Manufacturing”). The following table presents certain financial information of Rowan by operating segment as of June 30, 2005 and 2004 and for the six month periods then ended (in thousands). See Note 8 for further information regarding Rowan’s discontinued operations.

			Discontinued
	Drilling	Manufacturing	Operations	Consolidated
2005
Total assets	$2,289,243	$324,215	$3,667	$2,617,125
Goodwill	1,493	10,863	-	12,356
Revenues	342,916	124,036	-	466,952
Income from operations	110,000	860	-	110,860

2004
Total assets	$1,980,164	$289,582	$154,930	$2,424,676
Goodwill	1,493	10,863	-	12,356
Revenues	212,129	95,248	-	307,377
Income from operations	2,926	2,358	-	5,284

Excluded from the preceding table are the effects of transactions between segments. During the six months ended June 30, 2005 and 2004, Rowan’s manufacturing division provided approximately $48 million and $49 million, respectively, of products and services to its drilling division.

3.	Rowan’s computations of basic and diluted income (loss) per share for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Weighted average shares of common stock outstanding	108,559	105,819	108,188	103,975
Dilutive securities:
Stock options	994	-	1,168	-
Convertible debentures	199	-	211	-
Weighted average shares for diluted calculations	109,752	105,819	109,567	103,975

Income (loss) from continuing operations	$43,186	$3,974	$73,725	$(1,184)

Income (loss) from continuing operations per share:
Basic	$.40	$.04	$.68	$(.01)
Diluted	$.39	$.04	$.67	$(.01)

Income (loss) from discontinued operations	$(920)	$(6,099)	$11,963	$(12,249)
Income (loss) from discontinued operations per share:
Basic	$(.01)	$(.06)	$.11	$(.12)
Diluted	$(.00)	$(.06)	$.11	$(.12)

Net income (loss)	$42,266	$(2,125)	$85,688	$(13,433)
Net income (loss) per share:
Basic	$.39	$(.02)	$.79	$(.13)
Diluted	$.39	$(.02)	$.78	$(.13)

Incremental shares related to convertible debentures and stock options as set forth in the following table are excluded from the preceding computations of diluted income (loss) per share as their inclusion would have reduced the per share amount of loss for each period.

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004

Convertible debentures	906	920
Stock options	763	855

Rowan had 4,445,047 and 5,342,008 stock options outstanding at June 30, 2005 and 2004, respectively. Another 1,176,830 and 2,293,869 shares, respectively, were issuable at those dates through the conversion of debentures.

4.
Rowan uses the intrinsic value method of accounting for stock-based employee compensation, whereby the cost of each option is measured as the difference between the market price per share and the option price per share on the date of grant, in accordance with Accounting Principles Board Opinion No. 25. The following table is provided pursuant to Statement of Financial Accounting Standards No. 148 to illustrate the effect on Rowan’s net income (loss) and net income (loss) per share of measuring stock-based compensation cost based upon estimated fair values in accordance with Statement of Financial Accounting Standards No. 123 for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
		Per Share
	Total	Basic	Diluted
2005
Net income, as reported	$42,266	$.39	$.39
Stock-based compensation, net of related tax effects:
As recorded under APB 25	537
Pro forma under SFAS 123	(1,025)
Pro forma net income	$41,778	$.38	$.38

2004
Net income (loss), as reported	$(2,125)	$(.02)	$(.02)
Stock-based compensation, net of related tax effects:
As recorded under APB 25	1,100
Pro forma under SFAS 123	(1,754)
Pro forma net income (loss)	$(2,779)	$(.03)	$(.03)

	Six Months Ended June 30,
		Per Share
	Total	Basic	Diluted
2005
Net income, as reported	$85,688	$.79	$.78
Stock-based compensation, net of related tax effects:
As recorded under APB 25	1,167
Pro forma under SFAS 123	(2,826)
Pro forma net income	$84,029	$.78	$.77

2004
Net income (loss), as reported	$(13,433)	$(.13)	$(.13)
Stock-based compensation, net of related tax effects:
As recorded under APB 25	2,385
Pro forma under SFAS 123	(3,926)
Pro forma net income (loss)	$(14,974)	$(.14)	$(.14)

Under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, as amended, Rowan will be required to expense stock-based compensation associated with unvested awards using the fair value method beginning January 1, 2006. We currently expect that the provisions of Statement No. 123 (revised) will reduce our 2006 quarterly net income by approximately $.01 per share from that measured under APB 25.

5.
Rowan had no items of other comprehensive income during the six months ended June 30, 2005 and 2004. Interest payments (net of amounts capitalized) were $9.9 million and $9.1 million for the six months ended June 30, 2005 and 2004, respectively. Tax payments (net of refunds) were $1.1 million and $0.2 million for the six months ended June 30, 2005 and 2004, respectively.  During the six months ended June 30, 2005, Rowan received approximately $9.6 million from the sale of marketable investment securities that had a nominal carrying cost.

6.
Since 1952, Rowan has sponsored defined benefit pension plans covering substantially all of its employees. In addition, Rowan provides certain health care and life insurance benefits for retired drilling and aviation employees.

Net periodic pension cost for the three and six months ended June 30, 2005 and 2004 included the following components (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Service cost	$2,805	$3,450	$5,580	$6,900
Interest cost	5,396	5,200	10,733	10,399
Expected return on plan assets	(5,721)	(4,158)	(11,378)	(8,316)
Recognized actuarial loss	2,571	2,257	5,114	4,296
Amortization of prior service cost	42	52	84	104
Total	$5,093	$6,801	$10,133	$13,383

Other benefits cost for the three and six months ended June 30, 2005 and 2004 included the following components (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Service cost	$437	$679	$869	$1,358
Interest cost	848	1,032	1,686	2,065
Recognized actuarial loss	66	319	132	638
Amortization of transition obligation	165	188	328	376
Amortization of prior service cost	(51)	(77)	(101)	(155)
Total	$1,465	$2,141	$2,914	$4,282

During the first six months of 2005, Rowan contributed approximately $68 million toward its pension and other benefit plans.

7.
During the second quarter of 2005, the Company learned that a unit of the U. S. Department of Justice is conducting an investigation of potential anti-trust violations among helicopter transportation providers in the Gulf of Mexico. Rowan’s former aviation subsidiary, which was sold effective December 31, 2004, has received a subpoena in connection with the investigation. The Company has not been served with a subpoena in this matter and believes any involvement by it in the investigation will be minimal.

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

8.
On December 31, 2004, Rowan completed the sale of its aviation operations as conducted by Era Aviation, Inc. During the first six months of 2005, the Company recorded an incremental loss on the sale of $2.0 million, net of a related tax benefit of $1.1 million, which resulted from post-closing working capital adjustments pursuant to the sale agreement. For the first six months of 2004, the Company’s aviation operations incurred a loss of $9.7 million, net of a related tax benefit of $4.9 million.

In February 2005, Rowan sold the purchase options it held on four leased anchor-handling boats for approximately $21 million in cash. The leases covering the Company’s two remaining boats expired during the second quarter of 2005, when they were returned to the lessor and Rowan exited the marine vessel business. During the first six months of 2005, Rowan recognized $14.6 million of revenues and $13.3 million of expenses related to the marine vessel operations, and a $20.7 million gain on the sale of the purchase options. The aggregate effect of these items was reduced by an $8.1 million provision for income taxes. For the first six months of 2004, the Company’s marine vessel operations incurred a loss of $2.6 million, net of a related tax benefit of $1.3 million.

The revenues and expenses resulting from Rowan’s discontinued aviation and marine vessel operations for the three and six months ended June 30, 2005 and 2004, including the gain recognized upon sale of the boat purchase options, are shown collectively and net of tax as Income (loss) from discontinued operations in the Consolidated Statements of Operations.

9.
During the second quarter of 2005, Rowan entered into an agreement to sell one of its 52-class jack-up rigs, the Rowan-Texas, for approximately $45 million in cash, after selling expenses. The closing of the sale is pending completion of the rig’s current drilling assignment, which should occur during the third quarter at which time the Company expects to record an after-tax gain on the transaction of approximately $25 million.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Rowan generated net income of $85.7 million in the first six months of 2005 compared to a net loss of $13.4 million in the same period of 2004. Income from continuing operations was $73.7 million in the first six months of 2005 compared to a loss of $1.2 million in the same period of 2004. This improvement was largely due to the effects of increased rig utilization and average day rates in the Company’s drilling operations, which more than offset a nominal decrease in manufacturing results. In addition, the current period included significant after-tax gains from certain asset sales, including $6.4 from property and equipment and $6.0 from marketable investment securities.

Our after-tax income from discontinued operations was $12.0 million in the first six months of 2005 compared to a loss of $12.2 million in the same period of 2004. The current period included a $13.1 after-tax gain from the sale of the purchase options we held on four leased boats.

A comparison of the revenues and income (loss) from drilling, manufacturing and consolidated operations for the first six months of 2005 and 2004, respectively, is reflected below (dollars in thousands):

	Drilling		Manufacturing		Consolidated
	2005	2004	2005	2004	2005	2004

Revenues	$342,916	$212,129	$124,036	$95,248	$466,952	$307,377

Percent of Consolidated Revenues	73%	69%	27%	31%	100%	100%

Income from operations	$110,000	$2,926	$860	$2,358	$110,860	$5,284

Percent of Revenues	32%	1%	1%	2%	24%	2%

Net interest and other income (expense)					$5,918	$(7,071)

Income (loss) from continuing operations					$73,725	$(1,184)

As shown in the preceding table, Rowan’s consolidated operating results improved by $105.6 million when comparing the first six months of 2005 and 2004. Rowan’s drilling operations generated a $107.1 million improvement in operating income between periods. Drilling revenues increased by $130.8 million or 62% as our offshore fleet of 24 jack-ups and one semi-submersible was 97% utilized during the first six months of 2005, compared to 86% in the first six months of 2004, and achieved a 60% increase in average day rates between periods. Our fleet of 16 actively-marketed land rigs was 97% utilized during the first six months of 2005, compared to 93% in the first six months of 2004, and achieved a 49% increase in average day rates between periods.

Drilling expenses increased by $24.4 million or 15% between periods. The addition, in April 2004, of the first Tarzan Class jack-up Scooter Yeargain and the reactivation of one land rig in February 2005 collectively caused a $5.0 increase in expenses between periods. Our North Sea operations included $6.2 million of incremental costs, including $3.7 million resulting from the recognition of deferred contract start-up costs and $2.5 million incurred to abandon the Ardmore Field following termination of the Tuscan contract. Labor costs were approximately $4.6 million higher due to incremental short-term incentive plan compensation and an average 8% wage increase effective May 1, 2005. Repairs and maintenance expenses increased by $5.3 million between periods.

Income from drilling operations included $10.2 million in net gains on property and equipment sold during the first half of 2005, an increase of $9.8 million over the comparable period of 2004. Selling, general and administrative expenses increased by $8.2 million or 68% between periods due primarily to increased professional services costs and the effects of incentive-based compensation increases.

Rowan’s manufacturing results declined despite a $28.8 million or 30% increase in revenues between periods. The aggregate effects of an $18.8 million or 33% increase in equipment group revenues, a $3.6 million or 27% increase in steel group revenues and a $6.3 million or 26% increase in drilling products group revenues between periods were offset by the recognition of a $2.3 million loss on the drilling products group’s dredge barge project. As a result, our average margin on direct costs decreased to 13% of revenues in 2005 from 14% in 2004, and our operating income as a percentage of revenues declined between periods. The equipment group shipped 16 mining loaders during the first half of 2005 compared to nine units in the first half of 2004.

Manufacturing operations exclude approximately $48 million of products and services provided to the drilling division during the first six months of 2005, most of which was attributable to construction progress on the second Tarzan Class rig, the Bob Keller, compared to about $49 million in the same period of 2004, which was primarily attributable to the Scooter Yeargain and the Bob Keller.

As previously announced, Rowan was awarded a contract by Perforadora Central, S.A. de C.V., a Mexican drilling contractor, to construct a Super 116E class jack-up rig. The rig will be an enhanced version of our Super 116-C class jack-up rig, with greater environmental and payload capacity. It will have 511 feet of leg, enabling operations in water depths up to 350 feet in areas like the Gulf of Mexico, Asia and the Persian Gulf. The rig will be constructed at the Company’s Vicksburg, Mississippi shipyard with delivery expected during the second quarter of 2007. In addition, we have obtained a contract to furnish vessel design and components (a kit) for the construction of two Super 116 Class jack-up drilling rigs. The rigs will be built by Keppel AmFELS for Scorpion Offshore. The kits, which comprise the rig’s legs, jacking systems, cranes and certain other components, will be delivered in stages in accordance with the construction schedules. Rowan estimates that the rig and kit construction contracts will provide an aggregate of approximately $182 million of revenues during 2006 and 2007. The division’s external backlog was approximately $252 million at June 30, 2005, up from approximately $59 million one year earlier.

Approximately $9.6 million of the $13.0 million increase in Net interest and other income shown in the preceding table was due to proceeds from the sale of marketable investment securities that had a nominal carrying cost. The remaining increase resulted primarily from rising short-term investment rates applied to a growing balance of cash and cash equivalents.

In February 2005, Rowan sold the purchase options it held on four leased anchor-handling boats for approximately $21 million in cash. The leases covering the Company’s two remaining boats expired during the second quarter of 2005, when they were returned to the lessor and Rowan exited the marine vessel business. During the first six months of 2005, Rowan recognized $14.6 million of revenues and $13.3 million of expenses related to the marine vessel operations, and a $20.7 million gain on the sale of the purchase options. The aggregate effect of these items was reduced by an $8.1 million provision for income taxes.  For the first six months of 2004, the Company’s marine vessel operations incurred a loss of $2.6 million, net of a related tax benefit of $1.3 million.

On December 31, 2004, Rowan completed the sale of its aviation operations as conducted by Era Aviation, Inc. During the first six months of 2005, the Company recorded an incremental loss on the sale of $2.0 million, net of a related tax benefit of $1.1 million, which resulted from post-closing working capital adjustments pursuant to the sale agreement. For the first six months of 2004, the Company’s aviation operations incurred a loss of $9.7 million, net of a related tax benefit of $4.9 million.

The revenues and expenses resulting from Rowan’s discontinued aviation and marine vessel operations for the six months ended June 30, 2005 and 2004, including the gain recognized upon sale of the boat purchase options, are shown collectively and net of tax as Income (loss) from discontinued operations in the Consolidated Statements of Operations.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Rowan generated net income of $42.3 million in the second quarter of 2005 compared to a net loss of $2.1 million in the same period of 2004. Income from continuing operations was $43.2 million in the second quarter of 2005 compared to income of $4.0 million in the same period of 2004. This improvement was largely due to the effects of increased rig utilization and average day rates in the Company’s drilling operations, which more than offset a nominal decrease in manufacturing results. In addition, the current period included significant after-tax gains from certain asset sales, including $6.1 from property and equipment and $1.2 from marketable investment securities. Our after-tax loss from discontinued operations was $0.9 million in the second quarter of 2005 compared to a loss of $6.1 million in the same period of 2004.

A comparison of the revenues and income (loss) from drilling, manufacturing and consolidated operations for the second quarters of 2005 and 2004, respectively, is reflected below (dollars in thousands):

	Drilling		Manufacturing		Consolidated
	2005	2004	2005	2004	2005	2004

Revenues	$182,637	$111,301	$61,923	$51,544	$244,560	$162,845

Percent of Consolidated Revenues	75%	68%	25%	32%	100%	100%

Income from operations	$64,628	$6,794	$2,463	$2,886	$67,091	$9,680

Percent of Revenues	35%	6%	4%	6%	27%	6%

Net interest and other income (expense)					$420	$(3,546)

Income from continuing operations					$43,186	$3,974

As shown in the preceding table, Rowan’s consolidated operating results improved by $57.4 million when comparing the second quarters of 2005 and 2004. Rowan’s drilling operations generated a $57.8 million improvement in operating income between periods. Drilling revenues increased by $71.3 million or 64% as our offshore fleet of 24 jack-ups and one semi-submersible was 96% utilized during the second quarter of 2005, compared to 88% in the second quarter of 2004, and achieved a 47% increase in average day rates between periods. Our fleet of 16 actively-marketed land rigs was 100% utilized during the second quarter of 2005, compared to 99% in the second quarter of 2004, and achieved a 50% increase in average day rates between periods.

Drilling expenses increased by $17.4 million or 21% between periods. The addition, in April 2004, of the first Tarzan Class jack-up Scooter Yeargain and the reactivation of one land rig in February 2005 collectively caused a $2.6 increase in expenses between periods. Our North Sea operations included $5.3 million of incremental costs, including $2.8 million resulting from the recognition of deferred contract start-up costs and $2.5 million incurred to abandon the Ardmore Field following termination of the Tuscan contract. Labor costs were approximately $3.1 million higher due to incremental short-term incentive plan compensation and an average 8% wage increase effective May 1, 2005. Repairs and maintenance expenses increased by $3.0 million between periods.

Rowan’s manufacturing operating results declined slightly despite a $10.4 million or 20% increase in revenues between periods. The aggregate effects of a $10.1 million or 36% increase in equipment group revenues and a $1.8 million or 25% increase in steel group revenues were offset by a $1.5 million or 9% decrease in drilling products group revenues. Our average margin on direct costs was unchanged at 17% of revenues in 2005, though our operating income as a percentage of revenues declined between periods. The equipment group shipped seven mining loaders during the second quarter of 2005 compared to four units in the second quarter of 2004.

Manufacturing operations exclude approximately $31 million of products and services provided to the drilling division during the second quarter of 2005, most of which was attributable to construction progress on the second Tarzan Class rig, the Bob Keller, compared to about $21 million in the same period of 2004, which was primarily attributable to the Scooter Yeargain and the Bob Keller.

Approximately $1.9 million of the $4.0 million increase in Net interest and other income shown in the preceding table was due to proceeds from the sale of marketable investment securities that had a nominal carrying cost. The remaining increase resulted primarily from rising short-term investment rates applied to a growing balance of cash and cash equivalents.

In February 2005, Rowan sold the purchase options it held on four leased anchor-handling boats for approximately $21 million in cash. The leases covering the Company’s two remaining boats expired during the second quarter of 2005, when they were returned to the lessor and Rowan exited the marine vessel business. During the second quarter of 2005, Rowan recognized $5.2 million of revenues and $5.4 million of expenses related to the marine vessel operations, which were offset by a $0.1 million income tax benefit. For the second quarter of 2004, the Company’s marine vessel operations incurred a loss of $1.6 million, net of a related tax benefit of $0.8 million.

On December 31, 2004, Rowan completed the sale of its aviation operations as conducted by Era Aviation, Inc. During the second quarter of 2005, the Company recorded an incremental loss on the sale of $0.8 million, net of a related tax benefit of $0.5 million, which resulted from post-closing working capital adjustments pursuant to the sale agreement. For the second quarter of 2004, the Company’s aviation operations incurred a loss of $4.5 million, net of a related tax benefit of $2.5 million.

Outlook

Worldwide rig demand is inherently volatile and generally varies from one market to the next, as does the supply of competitive equipment. Exploration and development expenditures on the part of energy companies are affected by many factors beyond oil and natural gas price levels and trends, such as political and regulatory policies, seasonal weather patterns, lease expirations, mergers and acquisitions and new oil and gas discoveries. The outlook for most worldwide drilling markets appears to be stable or improving. However, the volatility inherent in the drilling business prevents us from being able to accurately predict whether existing market conditions will continue beyond the near term, or whether any expected improvements will materialize. In response to fluctuating market conditions, we can, as we have done in the past, relocate drilling rigs from one geographic area to another, but only when we believe such moves are economically justified. Our recently announced three-year contract for five rigs in the Middle East will bring more global diversification to Rowan’s drilling operations and, over time, should improve the average return on our investments. Currently, Rowan’s drilling operations are benefiting from predominantly favorable market conditions and are profitable. There is no assurance, however, that such conditions will be sustained beyond the near-term or that our drilling operations will remain profitable. Our drilling operations will be adversely affected if market conditions deteriorate.

Though considerably less volatile than our drilling operations, our manufacturing operations, especially the equipment group, are impacted by world commodities prices; in particular, prices for copper, iron ore, coal and gold. In addition, prospects for our drilling products group are ultimately tied to the condition of the overall drilling industry and its demand for equipment, parts and services. Many commodity prices are at or near historically high levels due to growth in worldwide demand, and our external manufacturing backlog, at $252 million, has tripled over the past three months and is at an all-time high. We are optimistic that prices will remain firm, sustaining the demand for the types of mining and drilling equipment that we provide. We cannot, however, accurately predict the duration of current business conditions or their impact on our operations. Rowan’s manufacturing operations will be adversely affected if conditions deteriorate.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet figures and ratios as of June 30, 2005 and December 31, 2004 is as follows (dollars in thousands):

	June 30,	December 31,
	2005	2004

Cash and cash equivalents	$487,821	$465,977
Current assets	$906,851	$807,097
Current liabilities	$197,967	$234,800
Current ratio	4.58	3.44
Long-term debt - less current maturities	$573,180	$574,350
Stockholders' equity	$1,492,448	$1,408,884
Long-term debt/total capitalization	.28	.29

Reflected in the comparison above are the effects in the first six months of 2005 of net cash provided by operations of $73.6 million, proceeds from borrowings of $28.3 million, proceeds from the sale of investments of $9.6 million and proceeds from stock option and convertible debenture plans of $18.8 million, which were offset by capital expenditures of $76.1 million, a cash dividend payment of $26.9 million and debt repayments of $29.5 million. Operating cash flows included $80.9 million of non-cash charges or non-operating adjustments to Rowan’s net income, featuring deferred income taxes of $44.8 million and depreciation of $40.0 million, offset by $68.0 million of pension contributions and other benefit payments and a $25.0 million net investment in working capital during the period.

Capital expenditures during the first six months of 2005 were primarily related to the construction of our second and third Tarzan Class jack-up rigs.

Rowan’s second Tarzan Class rig, the Bob Keller, is at our Sabine Pass, Texas facility for final outfitting and should be delivered during the third quarter of 2005. We are financing up to $89.7 million of the cost of the Bob Keller through a 15-year bank loan guaranteed by the U. S. Department of Transportation’s Maritime Administration (“MARAD”) under its Title XI Program. The loan requires semiannual interest payments in each May and November, with semiannual principal repayments commencing on November 10, 2005, and the Bob Keller secures the government guarantee. At June 30, 2005, we had borrowed about $80.1 million under this loan, which bore interest at an annual rate of about 3.4%.

Construction of our third Tarzan Class jack-up, the Hank Boswell, is underway at our Vicksburg, Mississippi shipyard with delivery expected during the fourth quarter of 2006. A fourth Tarzan Class jack-up is tentatively planned, subject to current and anticipated market conditions. We have applied for Title XI government-guaranteed financing for up to $176 million of the cost of the third and fourth Tarzan Class rigs on terms and conditions similar to those in effect for the first two. However, there can be no assurance that we will obtain such financing or that other outside financing or working capital will be available.

Rowan currently estimates that remaining 2005 capital expenditures will be between $110 million and $120 million, including approximately $50-55 million towards the construction of the second and third Tarzan Class rigs.

Rowan’s debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity, limit the amount of long-term debt and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions. The Company was in compliance with each of its debt covenants at June 30, 2005.

Our Board of Directors has declared, in conjunction with the sale of several non-core assets, a special cash dividend of $.25 per share of common stock that will be paid on September 1, 2005 to shareholders of record on August 17, 2005. In January 2005, in conjunction with the sale of our aviation operations, our Board of Directors declared a special cash dividend of $.25 per share of common stock that was paid on February 25, 2005 to shareholders of record on February 9, 2005. Rowan did not pay any dividends during 2004 and, at June 30, 2005, had approximately $436 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.

During 2002-2004, Rowan contributed approximately $50 million in aggregate to its defined benefit pension plans. Minimum contribution amounts are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates. Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements, which showed an accumulated other comprehensive loss resulting from unfunded pension liabilities of approximately $71 million at June 30, 2005. Recent actuarial calculations indicated that, assuming plan assets perform as expected and interest rates are unchanged from present levels, additional pension contributions would be required over the next several years, in average annual amounts that exceed the contribution rate of the past three years. For this reason, we elected to utilize a portion of the net proceeds received upon the sale of our aviation operations in December 2004 to make an additional contribution of $60 million to our pension plans in January 2005. Rowan currently expects to make additional contributions totaling approximately $2.7 million during the last half of 2005.

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

During the second quarter of 2005, the Company learned that a unit of the U. S. Department of Justice is conducting an investigation of potential anti-trust violations among helicopter transportation providers in the Gulf of Mexico. Rowan’s former aviation subsidiary, which was sold effective December 31, 2004, has received a subpoena in connection with the investigation. The Company has not been served with a subpoena in this matter and believes any involvement by it in the investigation will be minimal.

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

Rowan uses the intrinsic value method of accounting for stock-based employee compensation pursuant to Accounting Principles Board Opinion No. 25. We estimate that use of the fair value method outlined by Statement of Financial Accounting Standards Nos. 123 and 148 would have reduced reported amounts of net income and net income per share by approximately $1.7 million, or $.01 per share for the six months ended June 30, 2005 and increased reported amounts of net loss and net loss per share by approximately $1.5 million, or $.01 per share, for the six months ended June 30, 2004.

Under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, as amended, Rowan will be required to expense stock-based compensation associated with unvested awards using the fair value method beginning January 1, 2006. We currently expect that the provisions of Statement No. 123 (revised) will reduce our 2006 quarterly net income by approximately $.01 per share from that measured under APB 25.

Statement of Financial Accounting Standards No. 151, “Inventory Costs”, clarifies the distinction between costs that are allocable to inventory and those that are expensed as incurred. We believe that the provisions of Statement No. 151, which are effective for fiscal years beginning after June 15, 2005, will not materially impact our financial position or results of operations.

This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to the expectations, beliefs and future expected financial performance of Rowan that are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected by us. Among the factors that could cause actual results to differ materially are the following: oil, natural gas and other commodity prices; the level of offshore expenditures by energy companies; energy demand; the general economy, including interest rates and inflation; weather conditions in our principal operating areas; and environmental and other laws and regulations. Details of these and other risks have been disclosed in Rowan’s filings with the U. S. Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is not significant. The Company’s outstanding debt at June 30, 2005 was comprised as follows: $386.4 million of fixed-rate notes bearing a weighted average annual interest rate of 4.6% and $251.7 million of floating-rate notes bearing a weighted average annual interest rate of 3.45%. In addition, virtually all of the Company’s transactions are carried out in U. S. dollars, thus Rowan’s foreign currency exposure is not material. Fluctuating commodity prices affect Rowan’s future earnings materially only to the extent that they influence demand for the Company’s products and services. Rowan does not hold or issue derivative financial instruments.

Item 4. Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of a material weakness in internal controls as of December 31, 2004, as remediation efforts were not complete at June 30, 2005.

Our management is responsible for establishing and maintaining internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations, and therefore can only provide reasonable assurance with respect to financial statement preparation and presentation.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the second quarter of 2005, the Company learned that a unit of the U. S. Department of Justice is conducting an investigation of potential anti-trust violations among helicopter transportation providers in the Gulf of Mexico. Rowan’s former aviation subsidiary, which was sold effective December 31, 2004, has received a subpoena in connection with the investigation. The Company has not been served with a subpoena in this matter and believes any involvement by it in the investigation will be minimal.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of its outstanding common stock during the first six months of 2005 or 2004. Under the terms of a Share Repurchase Program begun in June 1998, the Company was authorized, at June 30, 2005, to buy back up to approximately 1.5 million shares of its common stock.

Our Board of Directors has declared, in conjunction with the sale of several non-core assets, a special cash dividend of $.25 per share of common stock that will be paid on September 1, 2005 to shareholders of record on August 17, 2005. In January 2005, in conjunction with the sale of our aviation operations, our Board of Directors declared a special cash dividend of $.25 per share of common stock that was paid on February 25, 2005 to shareholders of record on February 9, 2005. Rowan did not pay any dividends during 2004 and, at June 30, 2005, had approximately $436 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.

Item 6. Exhibits

The following is a list of Exhibits filed with this Form 10-Q:

10a	Amendment No. 1 dated June 15, 2005 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U. S. Department of Transportation
10b	Supplement No. 1 dated June 15, 2005 to Trust Indenture between Rowan and Citibank, N. A.
10c	Form of Non-Employee Director 2005 Restricted Stock Unit Grant Pursuant to the Terms of the Rowan Companies, Inc. 2005 Long-Term Incentive Plan
10d	Form of Non-Employee Director 2006 Restricted Stock Unit Grant Pursuant to the Terms of the Rowan Companies, Inc. 2005 Long-Term Incentive Plan
10e	Form of 2005 Rowan Companies, Inc. Long-Term Incentive Plan Restricted Stock Grant Agreement
10f	Form of 2005 Rowan Companies, Inc. Long-Term Incentive Plan Nonqualified Stock Option Agreement
10g	Form of 2005 Rowan Companies, Inc. Long-Term Incentive Plan Performance Share Award Agreement
31	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
32	Section 1350 Certifications (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROWAN COMPANIES, INC.
(Registrant)

Date: August 9, 2005	/s/ W. H. WELLS
W. H. Wells
Vice President - Finance
and Treasurer
(Chief Financial Officer)

Date: August 9, 2005	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Controller
(Chief Accounting Officer)