Form 10-Q
period 2005-09-30
ROWAN COMPANIES INC
filed 2005-11-09
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

The number of shares of common stock, $.125 par value, outstanding at October 31, 2005 was 109,376,556.

ROWAN COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2005	2004
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$516,422	$465,977
Receivables - trade and other	245,737	132,445
Inventories - at cost:
Raw materials and supplies	138,643	126,706
Work-in-progress	53,215	36,016
Finished goods	688	1,391
Prepaid expenses	24,530	13,578
Deferred tax assets - net	64,682	19,332
Current assets of discontinued boat operations	458	11,652
Total current assets	1,044,375	807,097

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	2,284,913	2,278,832
Manufacturing plant and equipment	161,754	154,364
Construction in progress	53,776	97,214
Other property and equipment	90,320	98,860
Total	2,590,763	2,629,270
Less accumulated depreciation and amortization	916,633	959,776
Property, plant and equipment - net	1,674,130	1,669,494

GOODWILL AND OTHER ASSETS	15,525	15,695

TOTAL	$2,734,030	$2,492,286

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$64,922	$64,922
Accounts payable - trade	47,015	26,095
Billings in excess of costs and estimated earnings on uncompleted contracts	37,476	-
Other current liabilities	81,363	139,719
Current liabilities of discontinued boat operations	-	4,064
Total current liabilities	230,776	234,800

LONG-TERM DEBT - less current maturities	563,657	574,350

OTHER LIABILITIES	99,563	110,916

DEFERRED INCOME TAXES - net	291,568	163,336

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
none issued
Common stock, $.125 par value:
Authorized 150,000,000 shares; issued 109,311,150 shares at
September 30, 2005 and 107,408,721 shares at December 31, 2004	13,664	13,426
Additional paid-in capital	950,975	917,764
Retained earnings	654,609	548,476
Accumulated other comprehensive loss	(70,782)	(70,782)
Total stockholders' equity	1,548,466	1,408,884

TOTAL	$2,734,030	$2,492,286

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
REVENUES:
Drilling services	$217,381	$133,952	$560,297	$346,081
Manufacturing sales and services	67,017	47,622	191,053	142,870
Total	284,398	181,574	751,350	488,951

COSTS AND EXPENSES:
Drilling services	100,204	88,773	288,811	252,952
Manufacturing sales and services	57,950	39,777	166,311	121,382
Depreciation and amortization	20,261	20,041	60,221	58,386
Selling, general and administrative	17,941	10,137	47,287	28,504
Gain on sale of property and equipment	(40,781)	(811)	(50,963)	(1,214)
Loss from hurricane damage	8,907	-	8,907	-
Total	164,482	157,917	520,574	460,010

INCOME FROM OPERATIONS	119,916	23,657	230,776	28,941

OTHER INCOME (EXPENSE):
Interest expense	(6,694)	(5,329)	(18,868)	(15,433)
Less interest capitalized	1,182	330	3,041	1,662
Interest income	4,349	1,160	10,460	2,687
Gain on sale of investments	-	-	9,553	-
Other - net	(41)	114	528	288
Other income (expense) - net	(1,204)	(3,725)	4,714	(10,796)

INCOME BEFORE INCOME TAXES	118,712	19,932	235,490	18,145
Provision for income taxes	44,087	7,649	87,140	7,046

INCOME FROM CONTINUING OPERATIONS	74,625	12,283	148,350	11,099
Income (loss) from discontinued operations, net of tax	-	(2,351)	11,963	(14,600)

NET INCOME (LOSS)	$74,625	$9,932	$160,313	$(3,501)

PER SHARE AMOUNTS (Note 3):
Income from continuing operations - basic	$.68	$.12	$1.37	$.11
Income from continuing operations - diluted	$.67	$.11	$1.35	$.10

Income (loss) from discontinued operations - basic	$-	$(.02)	$.11	$(.14)
Income (loss) from discontinued operations - diluted	$-	$(.02)	$.11	$(.14)

Net income (loss) - basic	$.68	$.09	$1.48	$(.03)
Net income (loss) - diluted	$.67	$.09	$1.46	$(.03)

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For The Nine Months
	Ended September 30,
	2005	2004
	(Unaudited)
CASH PROVIDED BY (USED IN):
Operations:
Net income (loss)	$160,313	$(3,501)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	60,308	71,375
Deferred income taxes	82,882	(2,444)
Provision for pension and postretirement benefits	19,063	26,489
Stock-based compensation expense	2,991	5,120
Gain on disposals of property, plant and equipment	(42,056)	(6,312)
Gain on sales of investments	(9,553)	-
Contributions to pension plans	(89,057)	(18,576)
Postretirement benefit claims paid	(2,620)	(2,598)
Charge in connection with planned sale of aviation operations		10,680
Changes in current assets and liabilities:
Receivables- trade and other	(67,599)	(35,420)
Inventories	(31,487)	(19,961)
Other current assets	(10,364)	(5,813)
Current liabilities	56,691	12,645
Net changes in other noncurrent assets and liabilities	73	1,237
Net cash provided by operations	129,585	32,921

Investing activities:
Capital expenditures	(122,127)	(102,458)
Proceeds from disposals of property, plant and equipment	72,303	13,894
Proceeds from sales of investments	9,553	-
Net cash used in investing activities	(40,271)	(88,564)

Financing activities:
Proceeds from borrowings	37,486	58,101
Repayments of borrowings	(48,179)	(45,139)
Payments of cash dividends	(54,180)	-
Proceeds from stock option and convertible debenture plans	26,004	12,457
Proceeds from common stock offering, net of issue costs	-	264,980
Net cash provided by (used in) financing activities	(38,869)	290,399

INCREASE IN CASH AND CASH EQUIVALENTS	50,445	234,756
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	465,977	58,227
CASH AND CASH EQUIVALENTS, END OF PERIOD	$516,422	$292,983

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

We believe the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly Rowan’s financial position as of September 30, 2005 and December 31, 2004, and the results of its operations and cash flows for the three and nine months ended September 30, 2005 and 2004.

Rowan’s results of operations and cash flows for the nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the full year. Certain reclassifications have been made in the 2004 amounts to conform to the 2005 presentation.

2.
Rowan has two principal operating segments: contract drilling of oil and gas wells, both onshore and offshore (“Drilling”) and the manufacture and sale of heavy equipment for the mining and timber industries, alloy steel and steel plate and drilling products (“Manufacturing”). The following table presents certain financial information of Rowan by operating segment as of September 30, 2005 and 2004 and for the nine month periods then ended (in thousands). See Note 8 for further information regarding Rowan’s discontinued operations.

			Discontinued
	Drilling	Manufacturing	Operations	Consolidated
2005
Total assets	$2,388,557	$345,015	$458	$2,734,030
Goodwill	1,493	10,863	-	12,356
Revenues	560,297	191,053	-	751,350
Income from operations	229,907	869	-	230,776

2004
Total assets	$1,993,540	$297,178	$149,967	$2,440,685
Goodwill	1,493	10,863	-	12,356
Revenues	346,081	142,870	-	488,951
Income from operations	24,540	4,401	-	28,941

Excluded from the preceding table are the effects of transactions between segments. During the nine months ended September 30, 2005 and 2004, Rowan’s manufacturing division provided approximately $78 million and $63 million, respectively, of products and services to its drilling division.

3.	Rowan’s computations of basic and diluted income (loss) per share for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Weighted average shares of common stock outstanding	109,050	106,620	108,478	104,863
Dilutive securities:
Stock options	1,240	936	1,225	904
Convertible debentures	315	498	241	782
Weighted average shares for diluted calculations	110,605	108,054	109,944	106,549

Income from continuing operations	$74,625	$12,283	$148,350	$11,099

Income from continuing operations per share:
Basic	$.68	$.12	$1.37	$.11
Diluted	$.67	$.11	$1.35	$.10

Income (loss) from discontinued operations	$-	$(2,351)	$11,963	$(14,600)
Income (loss) from discontinued operations per share:
Basic	$-	$(.02)	$.11	$(.14)
Diluted	$-	$(.02)	$.11	$(.14)

Net income (loss)	$74,625	$9,932	$160,313	$(3,501)
Net income (loss) per share:
Basic	$.68	$.09	$1.48	$(.03)
Diluted	$.67	$.09	$1.46	$(.03)

Rowan had 3,990,855 and 5,652,582 stock options outstanding at September 30, 2005 and 2004, respectively. Another 1,176,830 and 1,293,869 shares, respectively, were issuable at those dates through the conversion of debentures.

4.
Rowan had no items of other comprehensive income during the nine months ended September 30, 2005 and 2004. Interest payments (net of amounts capitalized) were $16.5 million and $16.1 million for the nine months ended September 30, 2005 and 2004, respectively. Tax payments (net of refunds) were $2.7 million and $0.2 million for the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, Rowan received approximately $9.6 million from the sale of marketable investment securities that had a nominal carrying cost.

5.
Rowan uses the intrinsic value method of accounting for stock-based employee compensation, whereby the cost of each option is measured as the difference between the market price per share and the exercise price per share on the date of grant, in accordance with Accounting Principles Board Opinion No. 25. The following table is provided pursuant to Statement of Financial Accounting Standards No. 148 to illustrate the effect on Rowan’s net income (loss) and net income (loss) per share of measuring stock-based compensation cost based upon estimated fair values in accordance with Statement of Financial Accounting Standards No. 123 for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
		Per Share
	Total	Basic	Diluted
2005
Net income, as reported	$74,625	$.68	$.67
Stock-based compensation, net of related tax effects:
As recorded under APB 25	663
Pro forma under SFAS 123	(999)
Pro forma net income	$74,289	$.68	$.67

2004
Net income, as reported	$9,932	$.09	$.09
Stock-based compensation, net of related tax effects:
As recorded under APB 25	937
Pro forma under SFAS 123	(1,673)
Pro forma net income	$9,196	$.09	$.09

	Nine Months Ended September 30,
		Per Share
	Total	Basic	Diluted
2005
Net income, as reported	$160,313	$1.48	$1.46
Stock-based compensation, net of related tax effects:
As recorded under APB 25	1,829
Pro forma under SFAS 123	(3,821)
Pro forma net income	$158,321	$1.46	$1.44

2004
Net income (loss), as reported	$(3,501)	$(.03)	$(.03)
Stock-based compensation, net of related tax effects:
As recorded under APB 25	3,132
Pro forma under SFAS 123	(5,285)
Pro forma net income (loss)	$(5,654)	$(.05)	$(.05)

Under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, as amended, Rowan will be required to expense stock-based compensation associated with unvested awards using the fair value method beginning January 1, 2006. We currently expect that the provisions of Statement No. 123 (revised) will reduce our 2006 quarterly net income by less than $.01 per share from that measured under APB 25.

6.
Since 1952, Rowan has sponsored defined benefit pension plans covering substantially all of its employees. In addition, Rowan provides certain health care and life insurance benefits for retired drilling and aviation employees.

Net periodic pension cost for the three and nine months ended September 30, 2005 and 2004 included the following components (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Service cost	$2,220	$3,487	$7,800	$10,387
Interest cost	5,585	5,256	16,318	15,655
Expected return on plan assets	(6,349)	(4,203)	(17,727)	(12,519)
Recognized actuarial loss	2,810	2,073	7,924	6,369
Amortization of prior service cost	43	53	127	157
Total	$4,309	$6,666	$14,442	$20,049

Other benefits cost for the three and nine months ended September 30, 2005 and 2004 included the following components (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Service cost	$489	$687	$1,358	$2,045
Interest cost	948	1,044	2,634	3,109
Recognized actuarial loss	155	316	287	954
Amortization of transition obligation	167	190	495	566
Amortization of prior service cost	(52)	(79)	(153)	(234)
Total	$1,707	$2,158	$4,621	$6,440

During the first nine months of 2005, Rowan contributed approximately $92 million toward its pension and other benefit plans.

7.
Rowan generally recognizes manufacturing sales and related costs when title passes as products are shipped. Revenues from longer-term manufacturing projects such as rigs and rig kits are recognized on the percentage-of-completion basis using costs incurred relative to total estimated costs. The Company does not recognize any estimated profit until such projects are at least 10% complete, though a full provision is made immediately for any anticipated losses.

At September 30, 2005, Rowan had received approximately $41 million of progress payments toward long-term manufacturing projects and had recognized approximately $3.5 million of manufacturing revenues and an equal amount of costs related to such projects on the percentage-of-completion basis.

8.
On December 31, 2004, Rowan completed the sale of its aviation operations, conducted by Era Aviation, Inc. During the first nine months of 2005, the Company recorded an incremental loss on the sale of $1.9 million, net of a related tax benefit of $1.1 million, which resulted from post-closing working capital adjustments pursuant to the sale agreement. For the first nine months of 2004, the Company’s aviation operations incurred a loss of $12.5 million, net of a related tax benefit of $7.9 million.

In February 2005, Rowan sold the purchase options it held on four leased anchor-handling boats for approximately $21 million in cash. The leases covering the Company’s two remaining boats expired during the second quarter of 2005, when they were returned to the lessor and Rowan exited the marine vessel business. During the first nine months of 2005, Rowan recognized $14.6 million of revenues and $13.3 million of expenses related to the marine vessel operations, and a $20.7 million gain on the sale of the purchase options. The aggregate effect of these items was reduced by an $8.1 million provision for income taxes. For the first nine months of 2004, the Company’s marine vessel operations incurred a loss of $2.1 million, net of a related tax benefit of $1.3 million.

The revenues and expenses resulting from Rowan’s discontinued aviation and marine vessel operations for the three and nine months ended September 30, 2005 and 2004, including the gain recognized upon sale of the boat purchase options, are shown collectively and net of tax as Income (loss) from discontinued operations in the Consolidated Statements of Operations.

9.
In September 2005, Rowan sold one of its oldest rigs, the 52-class jack-up Rowan-Texas, for approximately $45 million in cash, after selling expenses, which resulted in a pre-tax gain of approximately $39.2 million. The Company has sold certain other assets during 2005 that have collectively yielded an $11.8 million pre-tax gain.

10.
During the third quarter of 2005, Rowan lost four offshore rigs and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita. The Company recorded an $8.9 million loss during the period related to these events, which included its $5 million annual insurance deductible for costs related to mandatory wreck-removal efforts, net of the $2.2 million of insurance proceeds in excess of the carrying value of the Rowan-New Orleans. The loss also included the $6.1 million carrying value of Company-owned equipment on board the Rowan-Halifax at the time of its loss, which is discussed more fully below.

Rowan is pursuing insurance proceeds for losses related to the Rowan-Louisiana, Rowan-Odessa and Rowan-Fort Worth and an amount equal to the aggregate carrying values of such rigs, approximately $27 million, is included in the balance of receivables shown on the September 30, 2005 Consolidated Balance Sheet. The excess of Rowan’s insurance coverage over the carrying values of each of these three rigs, an aggregate of approximately $26 million, will be recognized upon collection.

The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million, a value that we believe satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.1 million carrying value of our equipment installed on the rig. However, the owner of the rig has claimed that the rig should have been insured for its fair market value and may seek recovery from Rowan for compensation above the insured value. Thus, we have assumed no insurance proceeds related to the Rowan-Halifaxand have recorded a charge during the third quarter of 2005 for the full carrying value of our equipment. On November 3, 2005, the Company filed a declaratory judgement action in Texas State Court to resolve the disagreement among the parties.

11.
During the second quarter of 2005, the Company learned that a unit of the U. S. Department of Justice (DOJ) is conducting an investigation of potential antitrust violations among helicopter transportation providers in the Gulf of Mexico. Rowan’s former aviation subsidiary, which was sold effective December 31, 2004, has received a subpoena in connection with the investigation. The Company has not been contacted by the DOJ.

In the third quarter of 2004, the Company learned that a unit of the DOJ is conducting a criminal investigation of environmental matters involving several of Rowan’s offshore drilling rigs. Rowan is cooperating with the investigation. The Company does not have sufficient information at this time to comment on the possible outcome of the investigation.

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

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Rowan generated net income of $160.3 million in the first nine months of 2005 compared to a net loss of $3.5 million in the same period of 2004. Income from continuing operations was $148.4 million in the first nine months of 2005 compared to $11.1 million in the same period of 2004. This improvement was largely due to the effects of increased rig utilization and average day rates in the Company’s drilling operations, which more than offset a decrease in manufacturing profitability between periods. In addition, the current period included significant after-tax gains from certain asset disposals, including approximately $26.5 from property and equipment and $6.0 from marketable investment securities.

Our after-tax income from discontinued operations was $12.0 million in the first nine months of 2005 compared to a loss of $14.6 million in the same period of 2004. The current period included a $13.1 million after-tax gain from the sale of the purchase options we held on four leased boats.

A comparison of the revenues and income from drilling, manufacturing and consolidated operations for the first nine months of 2005 and 2004, respectively, is reflected below (dollars in thousands):

	Drilling		Manufacturing		Consolidated
	2005	2004	2005	2004	2005	2004

Revenues	$560,297	$346,081	$191,053	$142,870	$751,350	$488,951

Percent of Consolidated Revenues	75%	71%	25%	29%	100%	100%

Income from operations	$229,907	$24,540	$869	$4,401	$230,776	$28,941

Percent of Revenues	41%	7%	0%	3%	31%	6%

Net interest and other income (expense)					$4,714	$(10,796)

Income from continuing operations					$148,350	$11,099

As shown in the preceding table, Rowan’s consolidated operating results improved by $201.8 million when comparing the first nine months of 2005 and 2004. Rowan’s drilling operations generated a $205.4 million improvement in operating income between periods. Drilling revenues increased by $214.2 million or 62% as our offshore fleet was 97% utilized during the first nine months of 2005, compared to 90% in the first nine months of 2004, and achieved a 48% increase in average day rates between periods. Our fleet of 16 actively-marketed land rigs was 98% utilized during the first nine months of 2005, compared to 95% in the first nine months of 2004, and achieved a 50% increase in average day rates between periods.

Drilling expenses increased by $35.9 million or 14% between periods. The additions, in April 2004 and September 2005, respectively, of the first two Tarzan Class jack-ups and the reactivation of one land rig in February 2005 resulted in a $6.5 increase in expenses between periods. Costs in our North Sea operations increased by $11.0 million, including $6.5 million resulting from the recognition of deferred contract start-up costs and $4.5 million incurred to abandon the Ardmore Field following termination of the Tuscan contract. Labor costs were approximately $10.0 million higher due to incremental short-term incentive plan compensation and an average 8% wage increase effective May 1, 2005. Repairs and maintenance expense increased by $6.9 million between periods.

Selling, general and administrative expenses incurred by the drilling division increased by $14.1 million or 75% between periods due primarily to increased professional services costs related to Sarbanes-Oxley and the effects of incentive-based compensation increases resulting from the division’s improved operating results.

In September 2005, Rowan sold one of its oldest jack-up rigs, the Rowan-Texas, for approximately $45 million in cash, after selling expenses, which resulted in a pre-tax gain of approximately $39.2 million. The Company has sold other property and equipment during the year, and drilling operations included $51.9 million in net gains during the first nine months of 2005, compared to $1.2 million during the comparable period of 2004.

During the third quarter of 2005, Rowan lost four offshore rigs and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita. The Company recorded an $8.9 million loss during the period related to these events, which included its $5 million annual insurance deductible for costs related to mandatory wreck-removal efforts, net of the $2.2 million of insurance proceeds in excess of the carrying value of the Rowan-New Orleans. The loss also included the $6.1 million carrying value of Company-owned equipment on board the Rowan-Halifax at the time of its loss, which is discussed more fully below.

Rowan is pursuing insurance proceeds for losses related to the Rowan-Louisiana, Rowan-Odessa and Rowan-Fort Worth and an amount equal to the aggregate carrying values of such rigs, approximately $27 million, is included in the balance of receivables shown on the September 30, 2005 Consolidated Balance Sheet. The excess of Rowan’s insurance coverage over the carrying values of each of these three rigs, an aggregate of approximately $26 million, will be recognized upon collection.

The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million, a value that we believe satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.1 million carrying value of our equipment installed on the rig. However, the owner of the rig has claimed that the rig should have been insured for its fair market value and may seek recovery from Rowan for compensation above the insured value. Thus, we have assumed no insurance proceeds related to the Rowan-Halifax and have recorded a charge during the third quarter of 2005 for the full carrying value of our equipment. On November 3, 2005, the Company filed a declaratory judgement action in Texas State Court to resolve the disagreement among the parties.

Rowan’s manufacturing results declined despite a $48.2 million or 34% increase in revenues between periods. The aggregate effects of a $33.1 million or 42% increase in equipment group revenues, a $3.8 million or 17% increase in steel group revenues and an $11.3 million or 27% increase in drilling products group revenues between periods were offset by a loss incurred on the drilling products group’s dredge barge project and a reduction in higher-margin marine fabrication work. As a result, our average margin on direct costs decreased to 13% of revenues in 2005 from 15% in 2004. Manufacturing selling, general and administration expenses increased by $4.7 million or 48% primarily due to higher selling and professional services costs, which contributed to the decline in operating income between periods. The equipment group shipped 23 mining loaders during the first nine months of 2005 compared to 12 units in the first nine months of 2004.

Manufacturing operations exclude approximately $78 million of products and services provided to our drilling division during the first nine months of 2005, most of which was attributable to construction progress on the second Tarzan Class rig, the Bob Keller, compared to about $63 million in the same period of 2004, which was primarily attributable to the Scooter Yeargain and the Bob Keller.

The division’s external backlog was approximately $318 million at September 30, 2005, up from approximately $76 million one year earlier. The backlog includes 14 mining loaders and 41 mud pumps that will be delivered within the next 12 months and one jack-up rig and three rig kits that should provide approximately $206 million in revenues over the next two years. The kits comprise the rig’s legs, jacking systems, cranes and certain other components.

Approximately $9.6 million of the $15.5 million improvement in Net interest and other income shown in the preceding table was due to proceeds from the sale of marketable investment securities that had a nominal carrying cost. The remaining increase resulted primarily from rising short-term investment rates applied to a growing balance of cash and cash equivalents.

In February 2005, Rowan sold the purchase options it held on four leased anchor-handling boats for approximately $21 million in cash. The leases covering the Company’s two remaining boats expired during the second quarter of 2005, when they were returned to the lessor and Rowan exited the marine vessel business. During the first nine months of 2005, Rowan recognized $14.6 million of revenues and $13.3 million of expenses related to the marine vessel operations, and a $20.7 million gain on the sale of the purchase options. The aggregate effect of these items was reduced by an $8.1 million provision for income taxes. For the first nine months of 2004, the Company’s marine vessel operations incurred a loss of $2.1 million, net of a related tax benefit of $1.3 million.

On December 31, 2004, Rowan completed the sale of its aviation operations, conducted by Era Aviation, Inc. During the first nine months of 2005, the Company recorded an incremental loss on the sale of $1.9 million, net of a related tax benefit of $1.1 million, which resulted from post-closing working capital adjustments pursuant to the sale agreement. For the first nine months of 2004, the Company’s aviation operations incurred a loss of $12.5 million, net of a related tax benefit of $7.9 million.

The revenues and expenses resulting from Rowan’s discontinued aviation and marine vessel operations for the nine months ended September 30, 2005 and 2004, including the gain recognized upon sale of the boat purchase options, are shown collectively and net of tax as Income (loss) from discontinued operations in the Consolidated Statements of Operations.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Rowan generated net income of $74.6 million in the third quarter of 2005 compared to $9.9 million in the same period of 2004. Income from continuing operations was $74.6 million in the third quarter of 2005 compared to income of $12.3 million in the same period of 2004. This improvement was largely due to the effects of increased day rates in the Company’s drilling operations, which more than offset a decrease in manufacturing results between periods. In addition, the current period included significant after-tax gains and losses resulting from equipment disposals, including approximately $25.6 million in aggregate gains from sales and an approximately $5.6 million net loss from hurricane damage. Our after-tax loss from discontinued operations was $2.4 million in the third quarter of 2004.

A comparison of the revenues and income (loss) from drilling, manufacturing and consolidated operations for the third quarters of 2005 and 2004, respectively, is reflected below (dollars in thousands):

	Drilling		Manufacturing		Consolidated
	2005	2004	2005	2004	2005	2004

Revenues	$217,381	$133,952	$67,017	$47,622	$284,398	$181,574

Percent of Consolidated Revenues	76%	74%	24%	26%	100%	100%

Income from operations	$119,907	$21,614	$9	$2,043	$119,916	$23,657

Percent of Revenues	55%	16%	0%	4%	42%	13%

Net interest and other income (expense)					$(1,204)	$(3,725)

Income from continuing operations					$74,625	$12,283

As shown in the preceding table, Rowan’s consolidated operating results improved by $96.3 million when comparing the third quarters of 2005 and 2004. Rowan’s drilling operations generated a $98.3 million improvement in operating income between periods. Drilling revenues increased by $83.4 million or 62% as our offshore fleet was 97% utilized during the third quarter of 2005, unchanged from the third quarter of 2004, and achieved a 65% increase in average day rates between periods. Our fleet of 16 actively-marketed land rigs was 100% utilized during the third quarter of 2005, unchanged from the third quarter of 2004, and achieved a 52% increase in average day rates between periods.

Drilling expenses increased by $11.4 million or 13% between periods. The addition, in September 2005, of the second Tarzan Class jack-up Bob Keller and the reactivation of one land rig in February 2005 collectively caused a $1.4 million increase in expenses between periods. Our overseas operations included $6.3 million of incremental costs, including $4.3 million resulting from the recognition of deferred contract start-up costs and $2.0 million incurred to abandon the Ardmore Field following termination of the Tuscan contract. Labor costs were approximately $5.4 million higher due to incremental short-term incentive plan compensation and an average 8% wage increase effective May 1, 2005.

Selling, general and administrative expenses incurred by the drilling division increased by $5.9 million or 88% between periods due primarily to increased professional services costs related to Sarbanes-Oxley and the effects of incentive-based compensation increases resulting from the division’s improved operating results.

In September 2005, Rowan sold one of its oldest jack-up rigs, the Rowan-Texas, for approximately $45 million in cash, after selling expenses, which resulted in a pre-tax gain of approximately $39.2 million. Income from drilling operations included $41.7 million in net gains during the third quarter of 2005, compared to $0.8 million during the comparable period of 2004.

During the third quarter of 2005, Rowan lost four offshore rigs and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita. The Company recorded an $8.9 million loss during the period related to these events, which included its $5 million annual insurance deductible for costs related to mandatory wreck-removal efforts, net of the $2.2 million of insurance proceeds in excess of the carrying value of the Rowan-New Orleans. The loss also included the $6.1 million carrying value of Company-owned equipment on board the Rowan-Halifax at the time of its loss, which is discussed more fully below.

Rowan is pursuing insurance proceeds for losses related to the Rowan-Louisiana, Rowan-Odessa and Rowan-Fort Worth and an amount equal to the aggregate carrying values of such rigs, approximately $27 million, is included in the balance of receivables shown on the September 30, 2005 Consolidated Balance Sheet. The excess of Rowan’s insurance coverage over the carrying values of each of these three rigs, an aggregate of approximately $26 million, will be recognized upon collection.

The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million, a value that we believe satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.1 million carrying value of our equipment installed on the rig. However, the owner of the rig has claimed that the rig should have been insured for its fair market value and may seek recovery from Rowan for compensation above the insured value. Thus, we have assumed no insurance proceeds related to the Rowan-Halifax and have recorded a charge during the third quarter of 2005 for the full carrying value of our equipment. On November 3, 2005, the Company filed a declaratory judgement action in Texas State Court to resolve the disagreement among the parties.

Rowan’s manufacturing operating results declined despite a $19.4 million or 41% increase in revenues between periods. The aggregate effects of a $14.2 million or 64% increase in equipment group revenues and a $5.0 million or 29% increase in drilling products group revenues between periods were offset by a reduction in higher-margin marine fabrication work. As a result, our average margin on direct costs decreased to 14% of revenues in 2005 from 16% in 2004. Manufacturing selling, general and administration expenses increased by $1.9 million or 55% primarily due to higher selling and professional services costs, which contributed to the decline in operating income between periods. The equipment group shipped seven mining loaders during the third quarter of 2005 compared to three units in the third quarter of 2004.

Manufacturing operations exclude approximately $30 million of products and services provided to the drilling division during the third quarter of 2005, most of which was attributable to construction progress on the second Tarzan Class rig, the Bob Keller, compared to about $12 million in the same period of 2004.

The $2.5 million improvement in Net interest and other expense shown in the preceding table resulted primarily from rising short-term investment rates applied to a growing balance of cash and cash equivalents.

In February 2005, Rowan sold the purchase options it held on four leased anchor-handling boats for approximately $21 million in cash. The leases covering the Company’s two remaining boats expired during the second quarter of 2005, when they were returned to the lessor and Rowan exited the marine vessel business. During the third quarter of 2004, the Company’s marine vessel operations generated a profit of $0.4 million, net of a related tax cost of $0.1 million.

On December 31, 2004, Rowan completed the sale of its aviation operations, conducted by Era Aviation, Inc. During the third quarter of 2004, the Company’s aviation operations incurred a loss of $2.8 million, net of a related tax benefit of $3.0 million.

Outlook

Worldwide rig demand is inherently volatile and generally varies from one market to the next, as does the supply of competitive equipment. Exploration and development expenditures on the part of energy companies are affected by many factors beyond oil and natural gas price levels and trends, such as political and regulatory policies, seasonal weather patterns, lease expirations, mergers and acquisitions and new oil and gas discoveries. The outlook for most worldwide drilling markets appears to be stable or improving. However, the volatility inherent in the drilling business prevents us from being able to accurately predict whether existing market conditions will continue beyond the near term, or whether any expected improvements will materialize. In response to fluctuating market conditions, we can, as we have done in the past, relocate drilling rigs from one geographic area to another, but only when we believe such moves are economically justified. Our recently announced three-year contract for four rigs in the Middle East will bring more global diversification to Rowan’s drilling operations and, over time, should improve the average return on our investments. Hurricanes Katrina and Rita caused tremendous damage to drilling and production equipment and facilities throughout the Gulf Coast during the third quarter and we suffered a significant loss of current and prospective revenues. These storms also had the effect of further reducing the supply of available drilling equipment in the Gulf of Mexico, which has thus far greatly improved market conditions for our remaining rigs.  Rowan’s drilling operations are benefiting from predominantly favorable market conditions worldwide and are profitable. There is no assurance, however, that such conditions will be sustained beyond the near-term or that our drilling operations will remain profitable. Our drilling operations will be adversely affected if market conditions deteriorate.

Though considerably less volatile than our drilling operations, our manufacturing operations, especially the equipment group, are impacted by world commodities prices; in particular, prices for copper, iron ore, coal and gold. In addition, prospects for our drilling products group are ultimately tied to the condition of the overall drilling industry and its demand for equipment, parts and services. Many commodity prices are at or near historically high levels due to growth in worldwide demand, and our external manufacturing backlog, at $318 million, has grown by more than 25% over the past three months and is at an all-time high. We are optimistic that prices will remain firm, sustaining the demand for the types of mining and drilling equipment that we provide. We cannot, however, accurately predict the duration of current business conditions or their impact on our operations. Rowan’s manufacturing operations will be adversely affected if conditions deteriorate.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet figures and ratios as of September 30, 2005 and December 31, 2004 is as follows (dollars in thousands):

	September 30,	December 31,
	2005	2004

Cash and cash equivalents	$516,422	$465,977
Current assets	$1,044,375	$807,097
Current liabilities	$230,776	$234,800
Current ratio	4.53	3.44
Long-term debt - less current maturities	$563,657	$574,350
Stockholders' equity	$1,548,466	$1,408,884
Long-term debt/total capitalization	.27	.29

Reflected in the comparison above are the effects in the first nine months of 2005 of:

•	net cash provided by operations of $129.6 million
•	proceeds from borrowings of $37.5 million
•	proceeds from disposals of property and equipment of $72.3 million
•	proceeds from the sale of investments of $9.6 million
•	proceeds from stock option and convertible debenture plans of $26.0 million
•	capital expenditures of $122.1 million
•	cash dividend payments of $54.2 million
•	debt repayments of $48.2 million

Operating cash flows of $129.6 million included $113.6 million of non-cash charges or non-operating adjustments to Rowan’s net income, highlighted by deferred income taxes of $82.9 million and depreciation of $60.3 million, offset by $91.7 million of pension contributions and other benefit payments and a $52.8 million net investment in working capital during the period. Capital expenditures of $122.1 million during the first nine months of 2005 were primarily related to the construction of our second and third Tarzan Class jack-up rigs.

Rowan’s second Tarzan Class rig, the Bob Keller was delivered during September 2005 and immediately commenced operations in the Gulf of Mexico. We financed $89.7 million of the cost of the Bob Keller through a 15-year bank loan guaranteed by the U. S. Department of Transportation’s Maritime Administration (“MARAD”) under its Title XI Program. The loan requires semiannual interest payments in each May and November, with semiannual principal repayments commencing on November 10, 2005, and the Bob Keller secures the government guarantee. At September 30, 2005, we had borrowed about $89.2 million under this loan, which bore interest at an annual rate of about 3.93%.

Construction of our third Tarzan Class jack-up, the Hank Boswell, is underway at our Vicksburg, Mississippi shipyard with delivery expected during the fourth quarter of 2006. Construction of a fourth Tarzan Class rig will begin shortly and should be completed during the third quarter of 2007. We have applied for Title XI government-guaranteed financing for up to $176 million of the cost of the third and fourth Tarzan Class rigs on terms and conditions similar to those in effect for the first two. However, there can be no assurance that we will obtain such financing or that other outside financing or working capital will be available.

Rowan currently estimates that remaining 2005 capital expenditures will be between $90 million and $100 million, including approximately $20 million towards the construction of the Hank Boswell and approximately $30 million towards the construction of eight new land rigs and the refurbishment of one existing land rig.

Rowan’s debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity, limit the amount of long-term debt and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions. The Company was in compliance with each of its debt covenants at September 30, 2005.

On February 25, 2005, in conjunction with the sale of our aviation operations, we paid a special cash dividend of $.25 per share of our common stock to shareholders of record on February 9, 2005. On September 1, 2005, in conjunction with the sale of several non-core assets, we paid a special cash dividend of $.25 per share of our common stock to shareholders of record on August 17, 2005. Rowan did not pay any dividends during 2004 and, at September 30, 2005, had approximately $494 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.

Minimum pension contribution amounts are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates. Similar calculations are used to estimate pension costs and obligations as reflected in our consolidated financial statements, which showed an accumulated other comprehensive loss resulting from unfunded pension liabilities of approximately $71 million at September 30, 2005. Because such calculations had indicated that significant pension contributions would probably be required over the next several years, we elected to utilize a portion of the net proceeds received upon the sale of our aviation operations in December 2004 to make an additional contribution of $60 million to our pension plans in January 2005. We have contributed another $29 million to our pension plans during 2005 and expect no significant contributions during the fourth quarter of 2005.

Based on current and anticipated near-term operating levels, we believe that operations, together with existing working capital and available financial resources, will be adequate to sustain planned capital expenditures and debt service and other requirements at least through the remainder of 2005. We currently have no other available credit facilities, but believe financing could be obtained if deemed necessary.

During the second quarter of 2005, the Company learned that a unit of the U. S. Department of Justice (DOJ) is conducting an investigation of potential antitrust violations among helicopter transportation providers in the Gulf of Mexico. Rowan’s former aviation subsidiary, which was sold effective December 31, 2004, has received a subpoena in connection with the investigation. The Company has not been contacted by the DOJ.

In the third quarter of 2004, the Company learned that a unit of the DOJ is conducting a criminal investigation of environmental matters involving several of Rowan’s offshore drilling rigs. Rowan is cooperating with the investigation. The Company does not have sufficient information at this time to comment on the possible outcome of the investigation.

The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million, a value that we believe satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.1 million carrying value of our equipment installed on the rig. However, the owner of the rig has claimed that the rig should have been insured for its fair market value and may seek recovery from Rowan for compensation above the insured value. Thus, we have assumed no insurance proceeds related to the Rowan-Halifax and have recorded a charge during the third quarter of 2005 for the full carrying value of our equipment. On November 3, 2005, the Company filed a declaratory judgement action in Texas State Court to resolve the disagreement among the parties.

The Company is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. We believe that there are no known contingencies, claims or lawsuits that will have a material adverse effect on Rowan’s financial position, results of operations or cash flows.

Critical Accounting Policies and Management Estimates. Rowan’s significant accounting policies are outlined in Note 1 to our financial statements included in our 2004 Annual Report to Stockholders, which is incorporated by reference in our Form 10-K for the year ended December 31, 2004. These policies, and management judgments, assumptions and estimates made in their application, underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that Rowan’s most critical accounting policies and management estimates involve revenue recognition, specifically upfront service fees and long-term manufacturing projects, property and depreciation, specifically capitalizable costs, useful lives and salvage values, and pension and other postretirement benefit liabilities and costs, specifically assumptions used in actuarial calculations, as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

Revenue Recognition. Rowan’s drilling contracts generally provide for payment on a day rate basis, and revenues are recognized as the work progresses with the passage of time. We frequently receive lump-sum payments at the outset of a drilling assignment as upfront service fees for equipment moves or modifications, and such payments (and any related costs) are recognized as drilling revenues (and expenses) over the contract period. At September 30, 2005, we had deferred approximately $10.6 million of revenues and $9.0 million of costs related to such upfront service fees.

Rowan generally recognizes manufacturing sales and related costs when title passes as products are shipped. Revenues from longer-term manufacturing projects such as rigs and rig kits are recognized on the percentage-of-completion basis using costs incurred relative to total estimated costs. The Company does not recognize any estimated profit until such projects are at least 10% complete, though a full provision is made immediately for any anticipated losses. At September 30, 2005, Rowan had received approximately $41 million of progress payments toward long-term manufacturing projects and had recognized approximately $3.5 million of manufacturing revenues and an equal amount of costs related to such projects on the percentage-of-completion basis.

Property and depreciation. Rowan provides depreciation under the straight-line method from the date an asset is placed into service based upon estimated service lives ranging up to 40 years and salvage values ranging up to 20%. Rowan continues to operate 15 offshore rigs that were placed into service during 1971-1986 and assigned lives ranging from 12 to 15 years. Our newest and most significant assets, the Super Gorilla and Tarzan Class rigs, which collectively comprise almost two-thirds of our property, plant and equipment carrying value, carry a 25-year service life.

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

Rowan uses the intrinsic value method of accounting for stock-based employee compensation pursuant to Accounting Principles Board Opinion No. 25. We estimate that use of the fair value method outlined by Statement of Financial Accounting Standards Nos. 123 and 148 would have reduced reported amounts of net income and net income per share by approximately $2.0 million, or $.02 per share for the nine months ended September 30, 2005 and increased reported amounts of net loss and net loss per share by approximately $2.2 million, or $.02 per share, for the nine months ended September 30, 2004.

Under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, as amended, Rowan will be required to expense stock-based compensation associated with unvested awards using the fair value method beginning January 1, 2006. We currently expect that the provisions of Statement No. 123 (revised) will reduce our 2006 quarterly net income by less than $.01 per share from that measured under APB 25.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is not significant. The Company’s outstanding debt at September 30, 2005 was comprised as follows: $372.9 million of fixed-rate notes bearing a weighted average annual interest rate of 4.55% and $255.7 million of floating-rate notes bearing a weighted average annual interest rate of 3.99%. In addition, virtually all of the Company’s transactions are carried out in U. S. dollars, thus Rowan’s foreign currency exposure is not material. Fluctuating commodity prices affect Rowan’s future earnings materially only to the extent that they influence demand for the Company’s products and services. Rowan does not hold or issue derivative financial instruments.

Item 4. Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of a material weakness in internal controls as of December 31, 2004, as remediation efforts were not complete at September 30, 2005.

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

In order to address the material weakness identified, management has made and will continue to make corrective measures during 2005 including: 1) adding experienced personnel to our accounting and reporting function to provide the necessary resources to adequately review and monitor transactions, accounting processes and control activities and 2) initiating processes and procedures to better document employee responsibilities including transaction review and monitoring activities. In this regard, we engaged the independent risk consulting firm Protiviti in April 2005 to assist us with documentation and remediation efforts.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the second quarter of 2005, the Company learned that a unit of the U. S. Department of Justice (DOJ) is conducting an investigation of potential antitrust violations among helicopter transportation providers in the Gulf of Mexico. Rowan’s former aviation subsidiary, which was sold effective December 31, 2004, has received a subpoena in connection with the investigation. The Company has not been contacted by DOJ.

In the third quarter of 2004, the Company learned that a unit of the DOJ is conducting a criminal investigation of environmental matters involving several of Rowan’s offshore drilling rigs. Rowan is cooperating with the investigation. The Company does not have sufficient information at this time to comment on the possible outcome of the investigation.

The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million, a value that we believe satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.1 million carrying value of our equipment installed on the rig. However, the owner of the rig has claimed that the rig should have been insured for its fair market value and may seek recovery from Rowan for compensation above the insured value. Thus, we have assumed no insurance proceeds related to the Rowan-Halifax and have recorded a charge during the third quarter of 2005 for the full carrying value of our equipment. On November 3, 2005, the Company filed a declaratory judgement action in Texas State Court to resolve the disagreement among the parties.

The Company is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. We believe that there are no known contingencies, claims or lawsuits that will have a material adverse effect on Rowan’s financial position, results of operations or cash flows.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of its outstanding common stock during the first nine months of 2005 or 2004. Under the terms of a Share Repurchase Program begun in June 1998, the Company was authorized, at September 30, 2005, to buy back up to approximately 1.5 million shares of its common stock.

On February 25, 2005, in conjunction with the sale of our aviation operations, we paid a special cash dividend of $.25 per share of our common stock to shareholders of record on February 9, 2005. On September 1, 2005, in conjunction with the sale of several non-core assets, we paid a special cash dividend of $.25 per share of our common stock to shareholders of record on August 17, 2005. Rowan did not pay any dividends during 2004 and, at September 30, 2005, had approximately $494 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.

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

ROWAN COMPANIES, INC.
(Registrant)

Date: November 9, 2005	/s/ W. H. WELLS
W. H. Wells
Vice President - Finance
and Treasurer
(Chief Financial Officer)

Date: November 9, 2005	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Controller
(Chief Accounting Officer)