Form 10-K
period 2005-12-31
ROWAN COMPANIES INC
filed 2006-03-16
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Rowan Companies, Inc.

Incorporated in Delaware	Commission File Number 1-5491	I.R.S. Employer Identification: 75-0759420
2800 Post Oak Boulevard
Suite 5450
Houston, Texas 77056-6127

Registrant’s telephone number, including area code: (713) 621-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.125 Par Value	New York Stock Exchange Pacific Exchange — Stock & Options
Preferred Stock Purchase Rights	New York Stock Exchange Pacific Exchange — Stock & Options

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes. ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3.2 billion as of June 30, 2005 based upon the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape of $29.71 per share.

The number of shares of Common Stock, $.125 par value, outstanding at February 28, 2006 was 109,975,782.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

Proxy Statement for the 2006 Annual Meeting of Stockholders	Part III

PART I

ITEM 1.	BUSINESS

Rowan Companies, Inc. (hereinafter referred to as “Rowan” or “the Company”) is a major provider of international and domestic contract drilling services. Rowan also owns and operates a manufacturing division that produces equipment for the drilling, mining and timber industries. Rowan was organized in 1947 as a Delaware corporation and a successor to a contract drilling business conducted since 1923 under the name Rowan Drilling Company, Inc.

Information regarding each of Rowan’s industry segments, including revenues, income (loss) from operations, assets and foreign-source revenues for 2005, 2004 and 2003 is shown in Footnote 10 of the Notes to Consolidated Financial Statements on pages 57 and 58 of this Form 10-K. Information regarding Rowan’s discontinued operations is shown in Footnote 12 of the Notes to Consolidated Financial Statements on pages 58 and 59 of this Form 10-K.

During 2005 and 2004, no one customer accounted for 10% or more of Rowan’s consolidated revenues. In 2003, 14% of Rowan’s consolidated revenues were derived from El Paso Corporation and 10% were derived from Anadarko Petroleum Corporation, primarily from drilling services.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our website at http://www.rowancompanies.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

DRILLING OPERATIONS

Rowan provides contract drilling services utilizing a fleet of 20 self-elevating mobile offshore drilling platforms (“jack-up rigs”) and 17 land drilling rigs. Rowan’s drilling operations are conducted primarily in the Gulf of Mexico, the Middle East, the North Sea, offshore eastern Canada and in Texas, Louisiana and Oklahoma. In 2005, drilling operations generated revenues of $775.4 million and income from operations of $332.9 million.

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

Rowan’s jack-up rigs are designed with a floating hull with three independently elevating legs, drilling equipment, supplies, crew quarters, loading and unloading facilities, a helicopter landing deck and other related equipment. Drilling equipment includes engines, drawworks or hoist, derrick, pumps to circulate the drilling fluid, drill pipe and drilling bits. At the drilling site, the legs are lowered until they penetrate the ocean floor and the hull is jacked-up on the legs to the desired elevation above the water. The hull then serves as a drilling platform until the well is completed, at which time the hull is lowered into the water, the legs are elevated and the rig is towed to the next drilling site. Rowan’s rigs are equipped with propulsion thrusters to assist in towing.

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

At March 15, 2006, Rowan’s offshore drilling fleet included the following:

•	16 cantilever jack-up rigs, featuring three harsh environment Gorilla class rigs, four enhanced Super Gorilla class rigs and two Tarzan Class rigs

•	four conventional jack-up rigs, including three rigs with skid base capability

The Company operates one of the cantilever jack-up rigs under an operating lease that expires in 2008.

The fleet declined by five units during 2005. Two units were sold during the year: the Rowan-Texas was sold outright for cash and the Rowan-Midland was sold under a lease-purchase agreement that expires in early 2007. Four units, the Rowan-New Orleans, Rowan-Halifax, Rowan-Odessa and Rowan-Fort Worth, were lost during Hurricanes Katrina and Rita. A fifth rig, the Rowan-Louisiana, was significantly damaged during Katrina and is undergoing efforts to return it to service during the third quarter of 2006. In August 2005, Rowan’s second Tarzan Class jack-up rig, the Bob Keller, was added to its offshore fleet.

Rowan’s Gorilla class rigs were designed in the early 1980s as a heavier-duty class of jack-up rig, capable of operating in water depths up to 328 feet in extreme hostile environments (winds up to 100 miles per hour and seas up to 90 feet) such as in the North Sea and offshore eastern Canada. Gorillas II and III can drill up to 30,000 feet and Gorilla IV is equipped to reach 35,000 feet.

In late 1998, Rowan completed construction of its first Super Gorilla class rig, Gorilla V. Gorilla VI followed in June 2000 and Gorilla VII was delivered in December 2001. The Super Gorillas are enhanced versions of Rowan’s Gorilla class rigs, featuring a simultaneous drilling and production capability. They can operate year-round in 400 feet of water south of the 61st parallel in the North Sea, within the worst-case combination of 100-year storm criteria for waves, wave periods, winds and currents. Rowan financed an aggregate $509.5 million of the cost of Gorillas V, VI and VII through separate bank loans guaranteed by the U.S. Department of Transportation’s Maritime Administration under its Title XI Program.

In August 2003, Rowan completed construction of the Bob Palmer (formerly Gorilla VIII), an enhanced version of the Super Gorilla class jack-up designated a Super Gorilla XL. The Bob Palmer has 713 feet of leg, 139 feet more than the Super Gorillas, and has 30% larger spud cans, enabling operation in the Gulf of Mexico in water depths up to 550 feet. The Bob Palmer can also operate in water depths up to 400 feet in the hostile environments offshore eastern Canada and in the North Sea. Rowan financed $187.3 million of the cost of the Bob Palmer through bank loans guaranteed under the Title XI Program.

In July 2001, Rowan’s Board of Directors approved the design and construction of a new class of jack-up rig, specifically targeted for drilling beyond 25,000 feet in water depths up to 300 feet on the Gulf of Mexico’s outer continental shelf. The Tarzan Class rig offers drilling capabilities similar to our Super Gorilla class jack-ups, but with reduced environmental criteria (wind, wave and current) and at around one-half the construction cost. The first Tarzan Class rig, the Scooter Yeargain, was delivered in April 2004 and the second, the Bob Keller, was delivered in August 2005. Rowan financed $180.9 million of the cost of the first two Tarzan Class rigs through separate government-guaranteed Title XI bank loans.

Construction of a third Tarzan Class jack-up, the Hank Boswell, began in January 2005 and should be completed in the third quarter of 2006. Construction of a fourth Tarzan Class rig is underway at a third-party shipyard and should be completed during the third quarter of 2007. Rowan has applied for Title XI financing for the third and fourth Tarzan Class rigs on terms and conditions similar to those in effect for the Bob Keller.

In November 2005, Rowan’s Board of Directors approved the design and construction of a new class of jack-up rig specifically targeted for high pressure/high temperature drilling in water depths up to 400 feet. The Company believes that the new 240C class will set a new standard as the replacement for the industry’s current fleet of 116C class rigs, which have been the “workhorse” of the global drilling industry for more than 25 years. The 240C will have more deck space, higher variable load capacity, greater hook-load capability, more cantilever reach and greater personnel capacity compared to the 116C. Construction of the first 240C should be completed around mid-year 2008, with the second rig scheduled to arrive in early 2009.

The current fleet expansion program began in 1995 following Rowan’s acquisition of the manufacturing and rig-building operations formerly conducted by Marathon LeTourneau Company, which had designed all of Rowan’s existing jack-up rigs, the last of which had been delivered in 1986. In the intervening years, Rowan’s drilling capital expenditures were primarily for enhancements to existing drilling rigs.

Rowan also takes advantage of lulls in drilling activity to perform needed maintenance and make certain enhancements to its drilling fleet. During 1998 and 1999, the Company completed significant upgrades to several offshore drilling rigs which were carried out to increase their operating capabilities. See ITEM 2. PROPERTIES beginning on page 15 of this Form 10-K for additional information with respect to the capabilities and operating status of the Company’s rigs.

For a further discussion of Rowan’s availability of funds in 2006 to sustain operations, debt service and planned capital expenditures, including those related to construction of the Tarzan Class and 240C rigs, see “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 22 through 34 of this Form 10-K.

Onshore Operations

Rowan has drilling equipment, personnel and camps available on a contract basis for exploration and development of onshore areas. Rowan currently owns 17 deep-well land rigs located in Texas (9), Louisiana (7) and Oklahoma (1). The fleet features four newly constructed rigs and eleven rigs that have been substantially rebuilt in recent years. Another 12 new rigs are under construction with deliveries expected at various dates during 2006.

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

Rowan believes that the contract status of its onshore and offshore rigs is more informative than backlog calculations, and that backlog information is neither calculable nor meaningful given the cancellation options contained in, and the short duration of, fixed-term contracts and the indeterminable duration of well-to-well and multiple well contracts. See ITEM 2. PROPERTIES beginning on page 15 of this Form 10-K for the contract status of the Company’s rigs as of March 15, 2006.

Competition

The contract drilling industry is highly competitive and involves many factors, including price, equipment capability, operating and safety performance and reputation. Rowan believes that it competes favorably with respect to all of these factors.

Rowan competes with more than 20 offshore drilling contractors together having available more than 500 mobile rigs worldwide and approximately 20 domestic drilling contractors with about 200 available deep-well land rigs in the aggregate. Based upon the number of rigs as tabulated by ODS-Petrodata, Rowan is the eighth largest offshore drilling contractor in the world and the seventh largest jack-up rig operator. Some of the Company’s competitors have greater financial and other resources and may be more able to make technological improvements to existing equipment or replace equipment that becomes obsolete.

Technological advances can create competitive advantages and eventually cause less capable equipment to be less suitable for certain drilling operations. Following the development of the Company’s Gorilla class rigs in the early 1980s, Rowan has continued to employ a drilling rig modification and enhancement program designed to provide a fleet of jack-up rigs reflecting the latest technological advancements. In 1995, Rowan began a drilling rig expansion program that has produced enhanced versions of the Gorilla class rig and, in recent years, the Tarzan Class and 240C rig designs.

At March 15, 2006, Rowan had 13 jack-ups located in the Gulf of Mexico, four jack-ups in the Middle East, two jack-ups in the North Sea and one jack-up offshore eastern Canada. Based upon the number of rigs as tabulated by ODS-Petrodata, Rowan is the fifth largest offshore drilling contractor in the Gulf of Mexico and the third largest jack-up rig operator in the area. Relocation of equipment from one geographic location to another is dependent upon changing market dynamics, with moves occurring only when the likelihood of higher returns makes such action economical over the longer term. These moves have traditionally featured our Super Gorilla class rigs: Gorilla VII was relocated from the Gulf of Mexico to the North Sea in 2002; Gorilla V was relocated from eastern Canada to the North Sea in 2004 and Gorilla VI was relocated from the Gulf of Mexico to eastern Canada in 2005.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 22 through 34 of this Form 10-K for a discussion of current industry conditions and their impact on operations.

Regulations and Hazards

Rowan’s drilling operations are subject to many hazards, including blowouts and well fires, which could cause personal injury, suspend drilling operations, seriously damage or destroy the equipment involved and cause substantial damage to producing formations and the surrounding areas. Offshore drilling operations are also subject to marine hazards, either while on site or under tow, such as vessel capsizing, collision or grounding. Raising and lowering the legs of jack-up rigs into the ocean bottom requires skillful handling to avoid capsizing or other serious damage. Drilling into high-pressure formations is a complex process and problems can frequently occur.

Rowan believes that it is adequately insured for physical damage to its rigs, and for marine liabilities, worker’s compensation, maritime employers liability, automobile liability and for various other types of exposures customarily encountered in the Company’s operations. Certain of Rowan’s liability insurance policies specifically exclude coverage for fines, penalties and punitive or exemplary damages. Rowan anticipates that its present insurance coverage will be maintained, but no assurance can be given that insurance coverage will continue to be available at rates considered reasonable, that self-insured amounts or deductibles will not increase or that certain types of coverage will be available at any cost. The extensive damage caused by hurricanes in recent years has reduced the availability of insurance for certain risks while also increasing the cost of the coverage that is available.

Foreign operations are often subject to political, economic and other uncertainties not encountered in domestic operations, such as arbitrary taxation policies, onerous customs restrictions, unstable currencies and the risk of asset expropriation due to foreign sovereignty over operating areas. As noted previously, Rowan attempts to minimize the risk of currency rate fluctuations by generally contracting for payment in U.S. dollars.

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

Rowan believes that it complies in all material respects with legislation and regulations affecting the drilling of oil and gas wells and the discharge of wastes. To date, the Company has made significant modifications to its Gulf of Mexico rigs to reduce waste and rain water discharge and believes that it could operate those rigs at “zero discharge” without material additional expenditures. Otherwise, regulatory compliance has not materially affected the capital expenditures, earnings or competitive position of the Company to date, although such measures do increase drilling costs and may reduce drilling activity. Further regulations may reasonably be anticipated, but any effects thereof on Rowan’s drilling operations cannot be accurately predicted. In the third quarter of 2004, Rowan learned that a unit of the U.S. Department of Justice (DOJ) is conducting a criminal investigation of environmental matters involving several of our offshore drilling rigs. Rowan is cooperating with the investigation, including responding to the DOJ’s subpoenas for certain documentation regarding our operations. The Company does not have sufficient information at this time to comment on the outcome of the investigation.

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

MANUFACTURING OPERATIONS

In 1994, LeTourneau, Inc. (“LeTourneau”), a wholly-owned subsidiary of the Company, acquired the net assets of Marathon LeTourneau Company, headquartered in Longview, Texas. LeTourneau’s steel group operates a mini-steel mill that recycles scrap and produces steel plate for internal needs and external customers. The equipment group produces heavy equipment such as front-end mining loaders and log stackers. The marine group built the first jack-up drilling rig in 1955 and has designed or built more than 200 rigs since, including all 20 in the Rowan fleet. The drilling products group designs and manufactures LEWCO mud pumps in a wide range of sizes for a variety of applications, and has recently introduced other rig components such as drawworks, rotary tables and top drives.

During January 2002, the Company completed the purchase of certain assets of Oilfield-Electric-Marine, Inc. and Industrial Logic Systems, Inc. (OEM), issuing from treasury 439,560 shares of Rowan common stock valued at approximately $8 million. OEM designs and manufactures variable speed AC motors, variable frequency drive systems and other electrical components for the oil and gas, marine, mining and dredging industries within the drive systems group.

In 2005, the manufacturing division generated revenues of $293.4 million and income from operations of $7.7 million. External manufacturing backlog for all product lines was approximately $388 million at December 31, 2005, most of which is expected to be realized in 2006, compared with $79 million at December 31, 2004, almost all of which was realized during 2005.

The mining equipment product line features front-end loaders with bucket capacities of 18, 22, 28, 33 and 53 cubic yards. LeTourneau’s loaders are generally used in coal, gold, copper, diamond and iron ore mines and utilize LeTourneau’s diesel-electric drive system with digital controls. This system allows large, mobile equipment to stop, start and reverse without gear shifting and high maintenance braking. LeTourneau loaders can load rear-dump trucks in the 85-ton to 400-ton range. LeTourneau’s mining equipment and parts are distributed through a worldwide network of independent distributors and its own distribution network serving the western United States and Australia.

The timber equipment product line features diesel-electric powered log stackers with either two or four wheel drive configurations and load capacities ranging from 35 to 55 tons. LeTourneau is one of two manufacturers that sell electrically powered jib cranes rated from 25,000 to 52,000 lbs. at a reach of 100 to 150 feet and with a 360-degree rotation. LeTourneau’s timber equipment is marketed primarily in North America through independent dealers and its own dealer in the northwestern United States.

LeTourneau also sells parts and components to repair and maintain mining and timber equipment. Equipment parts are marketed through two independent dealers and its own dealer in the United States with 16 parts-stocking locations, one dealer in Canada with 12 parts-stocking locations, and 25 independent international dealers and its own Australian dealer with 40 parts-stocking locations.

The steel group’s Longview, Texas mini-steel mill produces carbon, alloy and tool steel plate products. LeTourneau concentrates on “niche” markets that require higher end steel grades, including mold steels, free machining, aircraft quality steels and hydrogen-induced, crack-resistant steels. External steel sales, which are garnered through a direct sales force, consist primarily of steel plate, but also include value-added fabrication of steel products. Steel products are generally sold to steel service centers, fabricators and manufacturers. The market for LeTourneau plate products is North America. The markets for fabricated product sales are regional and encompass Texas, Oklahoma, Louisiana, Mississippi and Arkansas. LeTourneau ships alloy and specialty grades of plate products nationally and exports quantities to Mexico and Canada. Carbon and alloy plate products are also used internally in the production of equipment and parts.

The marine group’s Vicksburg, Mississippi shipyard, which currently employs about 700 people, was reactivated during 1995-1996 following Rowan’s announcement of the planned construction of Gorilla V and is dedicated to providing equipment, spare parts and engineering support to the offshore drilling industry. Some rig component manufacturing and rig repair services, as well as design engineering, continue to be performed at the Longview, Texas facility.

As noted previously, the marine group completed Gorilla V in late 1998 and Gorilla VI in June 2000, delivered Gorilla VII in December 2001, the Bob Palmer in August 2003, the Scooter Yeargain in April 2004 and the Bob Keller in August 2005, and is currently constructing for the Company a third Tarzan Class jack-up rig, the Hank Boswell, and the first 240C jack-up. A fourth Tarzan Class rig is being constructed at a third party facility under a sub-contract arrangement. In addition, a Super 116 Class jack-up drilling rig purchased by Perforadora Central, S.A. de C.V. is under construction at LeTourneau’s Vicksburg facility.

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

LeTourneau’s mining equipment competes worldwide with several competitors. LeTourneau’s loader product line has only two direct competitors; however, the larger loader models compete with other types of loading equipment, primarily electric shovels and hydraulic excavators. Internal market studies indicate that, in the large-loader market (above 1,000 horsepower), LeTourneau has achieved about a 40% share of worldwide sales over the past seven years. LeTourneau recently reentered the small-loader market (1,000 horsepower and below), and currently has less than a 1% market share due to the availability of smaller and cheaper alternatives.

There are four major competitors for log stackers. Based upon market studies, LeTourneau’s estimated share of the domestic log-stacker market is around 20% and its estimated share of the Canadian market is around 15%.

The competition LeTourneau encounters in the parts business is fragmented with only three other companies considered to be direct competitors. Vendors supplying parts directly to end users and others who obtain and copy parts for cheaper and lower quality substitutes provide more intense competition than LeTourneau’s direct competitors.

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

The steel group encounters competition from a total of six major competitors, with four in plate products and two in fabricated products. LeTourneau’s share of the overall steel market is negligible. The internal requirements of the equipment, marine and drilling products groups provide a base load for the steel mill, and LeTourneau uses a small, direct sales force to sell specialized alloy, carbon and tool steel products to steel service centers, fabricators, manufacturers and brokers.

Since 1955, when the first LeTourneau unit was delivered, the marine group has been recognized as a leading designer and builder of jack-up drilling rigs. We believe that there are currently approximately 50 competitive jack-ups under construction or contracted for construction worldwide, 10 of which are LeTourneau designs. At present, LeTourneau has a limited number of competitors in the rig construction and support industry. However, there are numerous shipyard facilities with the capability for jack-up rig construction.

The drilling products group’s two principal competitors in the mud pump business have a combined market share approaching 90%.

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

Hazardous materials are generated at LeTourneau’s Longview, Texas plant in association with the steel making process. Industrial wastewater generated at the mini-steel mill facility for cooling purposes is re-circulated and quality tests are conducted regularly. The facility has permits for wastewater discharges, solid waste disposal and air emissions. Waste products considered hazardous by the EPA are disposed of by shipment to an EPA or state approved waste disposal facility.

LeTourneau jack-up designs are subject to regulatory approval by various agencies, depending upon the geographic areas where the rig will be qualified for drilling. The rules vary by location and are subject to frequent change, and primarily relate to safety and environmental issues, in addition to those which classify the jack-up as a vessel.

LeTourneau may be liable for damages resulting from pollution of air, land and inland waters associated with its manufacturing operations. LeTourneau believes that compliance with environmental protection laws and regulations will have no material effect on its capital expenditures, earnings or competitive position during 2006. Further regulations may reasonably be anticipated, but any effects thereof on the Company’s manufacturing operations cannot be accurately predicted.

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

LeTourneau anticipates incurring expenses associated with the warranty of its products. In the equipment business, dealers of LeTourneau’s products perform the warranty work. In the rig construction business, LeTourneau generally performs warranty work directly.

DISCONTINUED OPERATIONS

Through 2004, Rowan provided, through a wholly-owned subsidiary, Era Aviation, Inc. (“Era”), contract and charter helicopter and fixed-wing aviation services principally in Alaska, the coastal areas of Louisiana and Texas, and the western United States, using a combined fleet of more than 100 helicopters and fixed-wing aircraft. Effective December 31, 2004, Rowan sold the stock of Era for cash.

During the 2000-2005 period, Rowan operated six anchor-handling, towing and supply boats obtained under operating lease agreements. The boats were fully-crewed by the lessor, but managed by Rowan to provide towing and supply services for its drilling operations or third parties. During 2005, Rowan assigned the remaining lease term and sold its purchase options on four anchor-handling boats and allowed the leases covering the two remaining boats to expire.

See Note 12 of the Notes to Consolidated Financial Statements on pages 58 and 59 of this Form 10-K for more information regarding the Company’s discontinued operations.

EMPLOYEES

Rowan had 4,637 employees at February 28, 2006 and 4,577, 4,392 and 5,395 employees at December 31, 2005, 2004 and 2003 respectively. Included in these numbers are citizens of the United States and other countries. None of the Company’s employees are covered by collective bargaining agreements with labor unions. Rowan considers relations with its employees to be satisfactory.

ITEM 1A.	RISK FACTORS

You should consider carefully the following risk factors, in addition to the other information contained and incorporated by reference in this Form 10-K, before deciding to invest in our common stock.

Our operations are volatile and heavily dependent upon commodity prices and other factors beyond our control.

The success of our drilling operations depends heavily upon the condition of the oil and gas industry and the level of offshore drilling activity. Demand for our drilling services is vulnerable to periodic declines in drilling activity that are typically associated with depressed oil and natural gas prices. Oil and natural gas prices have historically been very volatile, and our drilling operations have in the past suffered through long periods of weak market conditions.

Demand for our drilling services also depends on additional factors that are beyond our control, including:

•	fluctuations in the worldwide demand for oil and natural gas;

•	the willingness and ability of the Organization of Petroleum Exporting Countries, or OPEC, to limit production levels and influence prices;

•	political and military conflicts in oil-producing areas and the effects of terrorism;

•	the level of production in non-OPEC countries;

•	laws, regulations and policies of various governments regarding exploration and development of their oil and natural gas reserves;

•	advances in exploration and development technology; and

•	further consolidation of our customer base.

Our drilling operations will be adversely affected by future declines in oil and natural gas prices, but we cannot predict the extent of that effect. Nor can we assure you that a reduction in offshore drilling activity will not occur for other reasons. Our manufacturing operations, though less volatile, are also dependent on commodity prices which affect demand for rigs and rig components and mining and timber equipment.

We have incurred losses recently and over prolonged periods in the past, a circumstance that could occur again in the future.

In 2004, we incurred a net loss of $1.3 million. In 2003, we incurred a $3.3 million net loss from continuing operations. In 2002, we experienced a 19% decline in revenues and incurred a loss from operations of $26.1 million. During the 1985-1995 period, we consistently incurred net losses that totaled more than $360 million. The inherent volatility of the businesses in which we operate makes it likely that we will incur additional losses in the future.

Our markets are highly competitive, which may make it difficult for us to maintain satisfactory price levels.

Our drilling and manufacturing markets are highly competitive, and no single participant is dominant. In our drilling markets, drilling contracts are often awarded on a competitive bid basis, with intense price competition frequently being the primary factor determining which qualified contractor is awarded the job, although rig availability and location, the contractor’s safety and operational record and the quality and technical capability of service and equipment are also factors. Additionally, recent mergers among oil and natural gas exploration and production companies have reduced the number of available customers, which may further increase competition in our drilling markets. Our manufacturing markets are also characterized by vigorous competition among several competitors. Some of our competitors possess greater financial resources than we do. We may have to reduce our prices in order to remain competitive in our markets, which could have an adverse effect on our operating results.

The drilling history has historically been cyclical, and periods of low demand could have an adverse effect on our operating results.

The contract drilling industry has historically been cyclical, with periods of high demand, short rig supply and high day rates, followed by periods of lower demand, excess rig supply and low day rates. Although demand for drilling services is currently strong, there can be no assurances that demand will not decline in future periods. Strong demand may lead to an increase in new rig construction and reactivation of cold-stacked rigs, which could lead to increased price competition. We believe there are currently approximately 50 competitive jack-ups under construction or contracted for construction worldwide. There can be no assurances that the market will be able to fully absorb the addition of these new rigs to the worldwide fleet, and the addition of these rigs could lead to decreased rig utilization, increased price competition and lower day rates. Prolonged periods of low rig utilization and day rates require us to enter into lower rate contracts or idle rigs, which could have an adverse effect on our operating results and cash flows. Prolonged periods of low rig utilization and day rates could also result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that their carrying value may not be recoverable.

Most of our drilling contracts are fixed day rate contracts, and increases in our operating costs could have an adverse effect on the profitability of those contracts.

Most of our contracts with customers for our drilling units provide for the payment of a fixed day rate per rig operating day. However, many of our operating costs are unpredictable and vary based on events beyond our control. Our gross margins on these fixed day rate contracts will vary based on fluctuations in our operating costs during the terms of these contracts. If our costs increase or we encounter unforeseen costs, we may not be able to recover such costs from our customers, which could adversely affect our financial position, results of operations and cash flows.

Our fleet expansion program may encounter liquidity problems.

If operating conditions deteriorate, our results of operations would suffer and working capital may not be adequate to finance our ongoing fleet expansion program. Because outside financing may not be available, we could be forced to suspend rig construction activities.

We have in progress an offshore fleet expansion program under which we plan to spend approximately $515 million over the 2006-2009 period towards the completion of our third and fourth Tarzan Class jack-up rigs and the construction of two new 240C rigs. Another $257 million is committed in 2006 toward the construction of 12 new land rigs and for ongoing upgrades to existing equipment and facilities. We currently have no available lines of credit, thus all of our expected capital expenditures over the next two to three years may need to be internally financed through working capital or operating cash flows. If we experience cost overruns or delays in our capital projects or if we should need additional financing and are unable to obtain it at commercially favorable rates, we could experience liquidity problems.

Rig upgrade, enhancement and new construction projects are subject to risks which could cause delays or cost overruns and adversely affect our financial condition and results of operations.

As noted above, we currently have a substantial fleet expansion program in progress. These projects and other projects of this type are subject to risks of delay or cost overruns inherent in any large construction project from numerous factors, including the following:

•	shortages of equipment, materials or skilled labor;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	inability to obtain required permits or approvals;

•	unanticipated cost increases;

•	adverse weather conditions;

•	design or engineering problems; and

•	work stoppages.

Significant cost overruns or delays could adversely affect our financial condition of operations. Additionally, failure to complete a project on time may result in the delay of revenue from that rig, which also could adversely affect our financial condition, results of operations and cash flows.

Our Super Gorilla and Tarzan Class offshore jack-up drilling rigs are pledged as security under our government-guaranteed debt arrangements.

If operating conditions deteriorate and if market conditions were to remain depressed for a long period of time, our results of operations would suffer and working capital and other financial resources may not be available or adequate to service our outstanding debt. Our four Super Gorilla class jack-ups and our two Tarzan Class jack-ups are pledged as security under our government-guaranteed debt arrangements. If we were unable to service our debt, it is possible that these assets could be removed from our fleet, in which case our ability to generate revenues would be significantly reduced.

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

If our customers terminate or seek to renegotiate our drilling contracts, our results of operations may be adversely affected.

Some of our drilling contracts are cancelable by the customer upon specific notice by the customer, or upon the occurrence of events beyond our control, such as the loss or destruction of the rig or the suspension of drilling operations for a specified period of time as a result of a breakdown of major equipment. Although our contracts may require the customer to make an early termination payment upon cancellation of the contract, such payment may not be sufficient to fully compensate us for the loss of the contract. Early termination of a contract may result in a rig being idle for an extended period of time. Our revenues, results of operations and cash flows may be adversely affected by customers’ early termination of contracts, especially if we are unable to re-contract the affected rig within a short period of time. Additionally, during adverse market conditions, a customer may be able to obtain a comparable rig at a lower daily rate, and as a result, may seek to renegotiate the terms of their existing drilling contract with us. The renegotiation of a number of our drilling contracts could adversely affect our revenues, results of operations and cash flows.

Failure to obtain or retain highly skilled personnel could adversely affect our operations.

We require highly skilled personnel to operate and provide technical services and support for our businesses. Competition for skilled and other labor required for our drilling operations has increased in recent years as the number of rigs activated or added to worldwide fleets has increased. If this expansion continues and the demand for drilling services remains strong or increases, shortages of qualified personnel could develop, creating upward pressure on wages and making it more difficult to staff and service our rigs, which could adversely affect our operating results.

Many of our drilling rigs are subject to damage or destruction by severe weather.

Much of the Gulf of Mexico, the North Sea and offshore eastern Canada experience hurricanes or other extreme weather conditions on a relatively frequent basis. Many of our offshore drilling rigs are located in these areas and are thus subject to damage or destruction by these storms. Damage caused by high winds and turbulent seas could cause us to suspend operations on such drilling rigs for significant periods of time until the damage can be repaired. Additionally, even if our drilling rigs are not directly damaged by such storms, we may still experience disruptions in our operations due to damage to our customer’s platforms and other related facilities in these areas. During Hurricanes Katrina and Rita in 2005, we lost four rigs and another was significantly damaged. Future storms could result in the loss or damage of additional rigs, which could adversely affect our financial condition, results of operations and cash flows.

We are subject to operating risks such as blowouts and well fires that could result in environmental damage, property loss, personal injury and death, some of which may not be covered by insurance or recoverable indemnification.

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

Our offshore drilling operations are also subject to marine hazards, either at offshore sites or while drilling equipment is under tow, such as vessel capsizings, collisions or groundings. In addition, raising and lowering jack-up rigs and drilling into high-pressure formations are complex, hazardous activities and we frequently encounter problems.

Our manufacturing operations also present serious risks. Our manufacturing processes could pollute the air, land, and inland waters, and the products we manufacture could be implicated in lawsuits alleging environmental harm, property loss, personal injury and death.

We have had accidents in the past demonstrating some of the hazards described above, including high pressure drilling accidents resulting in lost or damaged drilling formations and towing accidents resulting in lost drilling equipment. Any similar events could yield future operating losses and have significant adverse impact on our business.

We currently maintain broad insurance coverage, subject to certain significant deductibles and levels of self-insurance, but it does not cover all types of losses, and in some situations it may not provide full coverage of losses or liabilities resulting from our operations. Further, due to the losses sustained by us and the offshore drilling industry as a consequence of hurricanes that occurred in the Gulf of Mexico in 2004 and 2005, we may not be able to obtain future insurance coverage comparable with that of prior years, thus putting us at a greater risk of loss due to severe weather conditions and other hazards, which could have a material adverse effect on our financial position, results of operations and cash flows. In addition, we are likely to experience increased costs for available insurance coverage which may impose higher deductibles and limit maximum aggregated recoveries for certain perils, such as hurricane related windstorm damage or loss. We may be required to modify our risk management program in response to changes in the insurance market, including increased risk retention.

Consistent with standard industry practice, we typically obtain contractual indemnification from our customers whereby such customers generally agree to protect and indemnify us for liabilities resulting from various hazards associated with the drilling industry. However, there can be no assurance that our customers will be financially able to meet these indemnification obligations, and the failure of a customer to meet such obligations, the failure of one or more of our insurance providers to meet claim obligations, or losses or liabilities resulting from unindemnified, uninsured or underinsured events could have a material adverse effect on our financial position, results of operations and cash flows.

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

In response to the significant damage to offshore rigs in recent years caused by Gulf of Mexico hurricanes, various industry and regulatory organizations are considering additional operating constraints during the tropical storm season. Such constraints, if required, could limit the capability of many of the Company’s rigs to operate at certain locations in the Gulf of Mexico during a significant portion of each year. Depending upon the Company’s ability to obtain work elsewhere, the impact of these additional regulations could be to reduce the Company’s ability to generate drilling revenues.

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

Holders of the common stock of acquisition targets may receive a premium for their shares upon a change of control. Delaware law and the following provisions, among others, of our Certificate of Incorporation, bylaws and rights plan could have the effect of delaying or preventing a change of control and could prevent holders of our common stock from receiving such a premium:

•	The affirmative vote of 80% of the outstanding shares of our capital stock is required to approve business combinations with any related person that have not been approved by our board of directors. We are also subject to a provision of Delaware corporate law that prohibits us from engaging in a business combination with any interested stockholder for three years from the date that person became an interested stockholder unless specified conditions are met.

•	Special meetings of stockholders may not be called by anyone other than our board of directors, its chairman, its executive committee or our president or chief executive officer.

•	Our board of directors is divided into three classes whose terms end in successive years, so that less than a majority of our board comes up for election at any annual meeting.

•	Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the voting rights and other privileges of these shares without any vote or action by our stockholders.

•	We have adopted a stockholder rights plan that provides our stockholders rights to purchase junior preferred stock in certain circumstances, whereby the ownership of Rowan shares by a potential acquirer can be significantly diluted by the sale at a significant discount of additional Rowan shares to all other stockholders, which could discourage unsolicited acquisition proposals.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved Securities and Exchange Commission staff comments.

ITEM 2.	PROPERTIES

Rowan leases as its corporate headquarters 61,800 square feet of space in an office tower located at 2800 Post Oak Boulevard in Houston, Texas.

DRILLING RIGS

Following are summaries of the principal drilling equipment owned or operated by Rowan and in service at March 15, 2006. See “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 22 through 34 of this Form 10-K.

OFFSHORE RIGS

		Depth (feet) (b)		Year in	Contract Status
Name	Class(a)	Water	Drilling	Service	Location	Customer	Type(h)	Duration(i)

Cantilever Jack-up Rigs:
240C #2(j)	240C	400	35,000	2009
240C #1(j)	240C	400	35,000	2008
Tarzan IV(j)	225C	300	35,000	2007
Hank Boswell(j)	225C	300	35,000	2006
Bob Keller(c)(d)	225C	300	35,000	2005	Gulf of Mexico	El Paso	term	January 2007
Scooter Yeargain(c)(d)	225C	300	35,000	2004	Gulf of Mexico	ExxonMobil	single well	July 2006
Bob Palmer(c)(d)	224C	550	35,000	2003	Gulf of Mexico	Marathon	single well	June 2006
						BP	term	January 2009
Rowan Gorilla VII(c)(e)	219C	400	35,000	2002	North Sea	Maersk	term	August 2007
Rowan Gorilla VI(c)(e)	219C	400	35,000	2000	Eastern Canada	Husky	single well	November 2006
					North Sea	Talisman	term	September 2007
						British Gas	term	April 2008
Rowan Gorilla V(c)(e)	219C	400	35,000	1998	North Sea	Total Elf	term	January 2007
Rowan Gorilla IV(c)(d)	200C	450	35,000	1986	Gulf of Mexico	Newfield	single well	March 2006
						El Paso	single well	July 2006
Rowan Gorilla III(c)(d)	200C	450	30,000	1984	Gulf of Mexico	Stone	single well	May 2006
					Trinidad	EOG	term	August 2007
Rowan Gorilla II (c)(d)	200C	450	30,000	1984	Gulf of Mexico	Remington	well-to-well	March 2006
Rowan-California(c)	116C	300	30,000	1983	Saudi Arabia	Saudi Aramco	term	April 2009
Cecil Provine(c)(g)	116C	300	30,000	1982	Gulf of Mexico	Apache	term	June 2006
Gilbert Rowe(c)(d)	116C	350	30,000	1981	Gulf of Mexico	Newfield	term	June 2006
Arch Rowan(c)(d)	116C	350	30,000	1981	Saudi Arabia	Saudi Aramco	term	April 2009
Charles Rowan(c)(d)	116C	350	30,000	1981	Saudi Arabia	Saudi Aramco	term	April 2009
Rowan-Paris(c)(d)	116C	350	30,000	1980	Gulf of Mexico	Apache	term	August 2006
Rowan-Middletown(c)(d)	116C	350	30,000	1980	Saudi Arabia	Saudi Aramco	term	April 2009
Conventional Jack-up Rigs:
Rowan-Juneau(c)(f)	116	300	30,000	1977	Gulf of Mexico	Newfield	term	July 2006
Rowan-Alaska(c)(f)	84	350	30,000	1975	Gulf of Mexico	Devon	well-to-well	March 2006
Rowan-Louisiana(c)(f)(k)	84	350	30,000	1975	Gulf of Mexico
Rowan-Anchorage(c)	52	250	20,000	1972	Gulf of Mexico	Remington	term	June 2006

(a)	Indicated class is a number assigned by LeTourneau, Inc. to jack-ups of its design and construction. Class 200C is a Gorilla class unit designed for extreme hostile environment capability. Class 219C is a Super Gorilla class unit, an enhanced version of the Gorilla class. Class 224C is a Super Gorilla XL class unit, which has been tailored for the Gulf of Mexico. Class 225C is a Tarzan Class unit. Class 240C is a new design that the Company expects will, over time, replace the 116C.

(b)	Indicates rated water depth in current location and rated drilling depth

(c)	Unit equipped with a top-drive drilling system

(d)	Unit equipped with three mud pumps

(e)	Unit equipped with four mud pumps

(f)	Unit equipped with a skid base unit — refer to page 3 of this Form 10-K for a discussion of “skid base” technology

(g)	Unit sold and leased back under agreement expiring in 2008

(h)	Refer to “Contracts” on page 5 of this Form 10-K for a discussion of types of drilling contracts.

(i)	Indicates estimated completion date of work to be performed

(j)	Indicates units currently under construction or planned with anticipated year of completion

(k)	The Rowan-Louisiana is undergoing repairs following damage sustained during Hurricane Rita and should return to service during the third quarter of 2006.

ONSHORE RIGS (a)

		Maximum
		Drilling	Maximum		Contract Status
Name	Type	Depth (feet)	Horsepower	Location	Customer	Type(c)	Duration(d)

Rig 9	Diesel electric	20,000	2000	Louisiana	Anadarko	term	January 2007
Rig 12(b)	SCR diesel electric	18,000	1500	Texas	Cimarex	term	August 2006
Rig 14(b)	AC electric	35,000	3000	Texas	Newfield	term	November 2006
Rig 15(b)	AC electric	35,000	3000	Texas	Marathon	well-to-well	April 2006
Rig 18(b)	SCR diesel electric	25,000	2000	Texas	Anadarko	term	January 2007
Rig 26(b)	SCR diesel electric	25,000	2000	Louisiana	Noble Energy	well-to-well	May 2006
Rig 29	Mechanical	18,000	1500	Louisiana	Anadarko	well-to-well	June 2006
Rig 30(b)	AC electric	20,000	2000	Louisiana	Centurion	term	January 2007
Rig 31(b)	SCR diesel electric	35,000	3000	Louisiana	Noble Energy	well-to-well	March 2006
Rig 33(b)	SCR diesel electric	18,000	1500	Texas	Hunt	well-to-well	April 2006
Rig 34(b)	SCR diesel electric	25,000	2000	Texas	Anadarko	term	January 2007
Rig 35	SCR diesel electric	18,000	1500	Louisiana	Anadarko	term	January 2007
Rig 41(b)	SCR diesel electric	25,000	2000	Texas	Newfield	term	March 2007
Rig 51(b)	SCR diesel electric	25,000	2000	Louisiana	McMoran	multiple well	July 2006
Rig 52(b)	SCR diesel electric	25,000	2000	Texas	Newfield	term	October 2006
Rig 53(b)	SCR diesel electric	25,000	2000	Oklahoma	Marathon	well-to-well	April 2006
Rig 54(b)	SCR diesel electric	25,000	2000	Texas	Newfield	term	May 2007
Rig 59(e)	AC electric	25,000	2000		Dominion	term	two years
Rig 60(e)	AC electric	25,000	2000		Anadarko	term	three years
Rig 61(e)	AC electric	25,000	2000		Anadarko	term	two years
Rig 62(e)	AC electric	25,000	2000		Anadarko	term	three years
Rig 63(e)	AC electric	25,000	2000		Anadarko	term	two years
Rig 64(e)	AC electric	25,000	2000		Cabot	term	two years
Rig 65(e)	AC electric	25,000	2000		Pioneer	term	three years
Rig 66(e)	AC electric	25,000	2000		PetroQuest	term	three years
Rig 67(e)	AC electric	25,000	2000		Burlington	term	three years
Rig 68(e)	AC electric	25,000	2000		Pioneer	term	three years
Rig 69(e)	AC electric	25,000	2000
Rig 70(e)	AC electric	25,000	2000

(a)	Most of the rigs were constructed at various dates between 1960 and 1982, utilizing new as well as used equipment, and have since been substantially rebuilt. Construction of Rigs 51, 52 and 53 was completed during 2001 and Rig 54 in 2002.

(b)	Unit equipped with a top-drive drilling system

(c)	Refer to “Contracts” on page 5 of this Form 10-K for a discussion of types of drilling contracts.

(d)	Indicates estimated completion date of work to be performed or duration of pending long-term contracts

(e)	Indicates units currently under construction with delivery expected in 2006

Rowan’s drilling division leases and, in some cases, owns various operating and administrative facilities generally consisting of office, maintenance and storage space in the states of Alaska, Texas and Louisiana and in the countries of Canada and England. During 2001, we completed construction of an operating and administrative facility with approximately 19,000 square feet near Aberdeen, Scotland.

MANUFACTURING FACILITIES

LeTourneau’s principal manufacturing facility and headquarters are located in Longview, Texas on approximately 2,400 acres with approximately 1.2 million square feet of covered working area. The facility contains:

•	a mini-steel mill with 330,000 square feet of covered working area; the mill has two 25-ton electric arc furnaces capable of producing 120,000 tons per year;

•	a fabrication shop with 300,000 square feet of covered working area; the shop has a 3,000 ton vertical bender for making roll-ups or flattening materials down to 2 1/2 inches thick by 11 feet wide;

•	a machine shop with 140,000 square feet of covered working area; and

•	an assembly shop with 124,000 square feet of covered working area.

The marine group’s rig construction facility is located in Vicksburg, Mississippi on 1,850 acres of land and has approximately 560,000 square feet of covered work area. The group’s rig service and repair operation is carried out primarily at the Company’s Sabine Pass, Texas facility.

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

The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million prior to it being lost in September 2005 during Hurricane Rita. We believe the insured value satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of our equipment installed on the rig. However, the owner of the rig has claimed that the rig should have been insured for its fair market value and may seek recovery from Rowan for compensation above the insured value. Thus, we have assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during the third quarter of 2005 for the full carrying value of our equipment. On November 3, 2005, the Company filed a declaratory judgement action in Texas State Court to resolve the disagreement among the parties. Recent appraisals obtained by the owner indicate that the fair market value of the rig ranged from $75-$91 million.

During 2005, the Company learned that a unit of the U.S. Department of Justice (DOJ) is conducting an investigation of potential antitrust violations among helicopter transportation providers in the Gulf of Mexico. Rowan’s former aviation subsidiary, which was sold effective December 31, 2004, has received a subpoena in connection with the investigation. The Company has not been contacted by the DOJ, but the purchaser has made a claim that Rowan is responsible for any exposure it may have. The Company has disputed that claim.

During 2004, the Company learned that a unit of the DOJ is conducting a criminal investigation of environmental matters involving several of Rowan’s offshore drilling rigs. Rowan is cooperating with the investigation, including responding to the DOJ’s subpoenas for certain documentation regarding our operations. The Company does not have sufficient information at this time to comment on the possible outcome of the investigation.

Rowan is involved in various legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. Rowan believes that there are no known contingencies, claims or lawsuits that will have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Rowan common stockholders during the fourth quarter of the fiscal year ended December 31, 2005.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The names, positions, years of credited service and ages of the officers of the Company as of March 15, 2006 are listed below. Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

		Years of
		Credited
Name	Position	Service	Age

D. F. McNease	Chairman of the Board, President and Chief Executive Officer	31	54
R. G. Croyle	Vice Chairman of the Board and Chief Administrative Officer	32	63
John L. Buvens	Senior Vice President, Legal	25	50
Mark A. Keller	Senior Vice President, Marketing	13	53
David P. Russell	Vice President, Drilling	22	44
William H. Wells	Vice President, Finance and Treasurer and Chief Financial Officer	11	43
D. C. Eckermann (1)	Vice President, Manufacturing	19	58
William C. Provine	Vice President, Investor Relations	19	59
Terry Woodall (2)	Vice President, Human Resources	—	57
Gregory M. Hatfield	Controller	11	36
Melanie T. Trent (2)	Corporate Secretary and Compliance Officer	—	41

(1)	Mr. Eckermann also serves as President and Chief Executive Officer of LeTourneau, Inc., a Rowan subsidiary.

(2)	Mr. Woodall joined the Company in July 2005. Ms. Trent joined the Company in October 2005.

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

Since May 2005, Mr. Wells’ principal occupation has been in the position set forth. For more than five years prior to that time, Mr. Wells served as Controller.

Since January 2005, Mr. Russell’s principal occupation has been in the position set forth. For more than five years prior to that time, Mr. Russell served as Vice President, Rowan Drilling Company, Inc.

Since May 2005, Mr. Hatfield’s principal occupation has been in the position set forth. For more than five years prior to that time, Mr. Hatfield served as Corporate Accountant.

Since July 2005, Mr. Woodall has been in the position set forth. Prior to that time, he was Manager, U.S. Employee Services for Schlumberger.

Since October 2005, Ms. Trent has been in the position set forth. From 2004 – September 2005, Ms. Trent served as acting general counsel for Jindal United Steel Corp., a Baytown, Texas steel mill company. From 1998 to September 2002, Ms. Trent worked at Reliant Energy, Incorporated, as the Senior Aide to the CEO (1999-2001) and then as Vice President – Investor Relations.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Rowan’s Common Stock is listed on the New York Stock Exchange and the Pacific Exchange — Stock & Options. The price range below is as reported by the New York Stock Exchange on the Composite Tape. On February 28, 2006, there were approximately 2,000 holders of record.

	2005		2004
Quarter	High	Low	High	Low

First	$33.04	$25.06	$25.11	$21.19
Second	31.57	25.42	24.70	20.95
Third	38.10	29.65	27.05	22.44
Fourth	39.50	30.58	27.26	24.20

On February 25, 2005, Rowan paid a special cash dividend of $.25 per share of common stock to shareholders of record on February 9, 2005. On September 1, 2005, Rowan paid a special cash dividend of $.25 per share of common stock to shareholders of record on August 17, 2005.

Rowan did not pay any dividends during 2004 and, at December 31, 2005, had approximately $563 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements. On January 26, 2006, Rowan’s Board of Directors declared a special cash dividend of $.25 per common share which was paid on February 24, 2006 to shareholders of record on February 8, 2006. Future dividends, if any, will only be paid at the discretion of the Board of Directors.

For information concerning Common Stock of the Company to be issued in connection with the Company’s equity compensation plans, see PART III, ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT on page 65 of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following information summarizes Rowan’s results of operations and financial position for each of the last five years.

	2005	2004	2003	2002	2001
	(In thousands except per share amounts and ratios)

Operations
Revenues:
Drilling services	$775,356	$472,103	$392,211	$323,847	$438,275
Manufacturing sales and services	293,426	207,573	137,043	120,084	102,150

Total	1,068,782	679,676	529,254	443,931	540,425

Costs and expenses:
Drilling services	394,595	326,687	302,194	280,294	271,737
Manufacturing sales and services	253,688	177,041	113,802	101,666	79,772
Depreciation and amortization	81,204	78,489	70,002	61,828	54,066
Selling, general and administrative	65,092	40,721	36,095	34,592	36,059
Gain on sales of property and equipment	(52,449)	(1,747)	(2,002)	(2,071)	(1,438)
Gain on hurricane-related events	(13,948)	—	—	(1,464)	—

Total	728,182	621,191	520,091	474,845	440,196

Income (loss) from operations	340,600	58,485	9,163	(30,914)	100,229
Other income (expense) — net	4,870	(13,892)	(14,284)	145,608 (1)	(4,495)
Provision (credit) for income taxes	127,633	17,108	(1,788)	40,194	34,492

Income (loss) from continuing operations	217,837	27,485	(3,333)	74,500	61,242
Income (loss) from discontinued operations including gain (loss) on sale, net of taxes	11,963	(28,758)	(4,441)	11,778	15,756

Net income (loss)	$229,800	$(1,273)	$(7,774)	$86,278	$76,998

Per share of common stock:
Net income (loss):
Basic:
Income (loss) from continuing operations	$2.00	$.26	$(.04)	$.79	$.65

Income (loss) from discontinued operations	$.11	$(.27)	$(.04)	$.13	$.17

Net income (loss)	$2.11	$(.01)	$(.08)	$.92	$.82

Diluted:
Income (loss) from continuing operations	$1.97	$.26	$(.04)	$.78	$.64

Income (loss) from discontinued operations	$.11	$(.27)	$(.04)	$.12	$.16

Net income (loss)	$2.08	$(.01)	$(.08)	$.90	$.80

Cash dividends	$.50	$—	$—	$.25	$—

Financial Position
Cash and cash equivalents	$675,903	$465,977	$58,227	$178,756	$236,989
Property, plant and equipment — net	1,720,734	1,669,494	1,620,988	1,457,834	1,306,932
Total assets	2,975,183	2,492,286	2,190,809	2,054,504	1,938,955
Long-term debt	550,326	574,350	569,067	512,844	438,484
Stockholders’ equity	1,619,739	1,408,884	1,136,830	1,131,777	1,108,087
Statistical Information
Current ratio	3.55	3.44	2.95	4.05	2.51
Long-term debt/total capitalization	.25	.29	.33	.31	.28
Book value per share of common stock	$14.75	$13.12	$12.08	$12.09	$11.84
Price range of common stock	$25.06-39.50	$20.95 - 27.26	$17.70 - 26.72	$15.89 -26.84	$11.10 - 33.89

(1)	Rowan recorded a $157.1 million gain in 2002 from the settlement of a drilling contract dispute.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table highlights Rowan’s operating results for the years indicated (in millions):

	2005	2004	2003

Revenues:
Drilling	$775.4	$472.1	$392.2
Manufacturing	293.4	207.6	137.1

Total	$1,068.8	$679.7	$529.3

Operating income:
Drilling	$332.9	$51.7	$7.0
Manufacturing	7.7	6.8	2.2

Total	$340.6	$58.5	$9.2

Income (loss) from continuing operations	$217.8	$27.5	$(3.3)

Income (loss) from discontinued operations	$12.0	$(28.8)	$(4.5)

Net income (loss)	$229.8	$(1.3)	$(7.8)

As indicated in the preceding table, Rowan’s results of operations are heavily dependent upon the performance of our drilling division, which comprises about 94% of our fixed assets and, over the past three years, has generated 73% of our aggregate revenues and 96% of our aggregate operating income. Our manufacturing division has strategically led the expansion and upgrade of our drilling fleet and, in recent years, has improved its contribution to our operating results. The performance of each of our continuing operations over the 2003-2005 period is discussed more fully below.

On December 31, 2004, we completed the sale of our aviation operations. In February 2005, we sold our options to purchase four larger anchor-handling boats and, in May 2005, leases covering our remaining boats expired and we exited the marine vessel business. The amounts shown in the table above for Income (loss) from discontinued operations reflect the aggregate after-tax results of our aviation and boat operations for each of the past three years, and include a $13.1 million after-tax gain recognized on the sale of our boat purchase options in 2005 and a $16.0 million after-tax loss recognized on the sale of our aviation operations in 2004.

Drilling Operations

Rowan’s drilling operating results are a function of rig activity and day rates in our principal operating areas, which have historically been offshore in the Gulf of Mexico, the North Sea and eastern Canada and onshore in Texas and Louisiana. We are selective in pursuing work in other overseas markets where our harsh environment jack-up rigs are well-suited, and seek opportunities to maximize long-term returns.

Rig activity and day rates are primarily determined by energy company exploration and development expenditures, which are heavily influenced by oil and natural gas prices, and the availability of competitive equipment. Day rates generally follow the trend in rig activity and, due to intense competition in the contract drilling industry, both have historically declined much faster than they have risen.

Rowan’s rig fleet consists of 20 offshore jack-up rigs and 17 actively-marketed land rigs. Our offshore fleet features three Gorilla class jack-ups built during the early 1980s, four Super Gorilla class jack-ups constructed during the 1998-2003 period, and two Tarzan Class jack-ups delivered in 2004 and 2005. Our land fleet includes four rigs constructed during 2001-2002 and eleven rigs that have been substantially rebuilt in recent years.

For the past several years, our offshore drilling operations have been focused in the Gulf of Mexico, where 13 of our offshore rigs are currently deployed. This market is extremely fragmented among many oil and gas companies, most of whom are independent operators whose drilling activities are often highly dependent upon near-term operating cash flows. A typical drilling assignment may call for 30-60 days of exploration or development work, performed under a single-well contract with negotiable renewal options. Long-term contracts have been rare, and generally are available only from the major integrated oil companies and a few of the larger independent operators. Thus, drilling activity and day rates in this market have tended to fluctuate rather quickly, and generally follow trends in natural gas prices. Rowan has historically avoided long-term commitments unless they provided opportunities for rate adjustments in the future.

As discussed more fully below, high natural gas prices and the continued migration of rigs to foreign markets in recent years, coupled with the significant loss of equipment in 2005 due to hurricanes, have created a jack-up supply deficit in the Gulf of Mexico. As a result, rig day rates have increased dramatically over the past several months to record levels and term drilling contracts are becoming more prevalent. Thus, Rowan is currently more receptive to longer-term commitments than in the past.

The North Sea is a mature offshore drilling market that has long been dominated by major oil and gas companies operating within a relatively tight regulatory environment. Drilling assignments can range from several months to several years, and project lead times are often lengthy. Thus, drilling activity and day rates in the North Sea move slowly in response to market conditions, and generally follow trends in oil prices. Following a two-year absence, we returned to the North Sea with the newbuild Gorilla VII in early 2002, and added Gorilla V to that market in late 2004. We recently extended the Gorilla VII commitment into the third quarter of 2007.

We have operated offshore eastern Canada to varying degrees since the early 1980s, and our presence there peaked at three fully utilized rigs in mid-2000. More recently, demand for harsh environment jack-ups offshore eastern Canada has been sporadic. We returned to that market with the Gorilla VI during the second quarter of 2005 and recently committed the rig for work there through November 2006.

In August 2005, we obtained a three-year contract from Saudi Aramco for four jack-up rigs offshore Saudi Arabia, our first drilling assignment in the Middle East in 25 years. The Rowan-Middletown, Charles Rowan, Arch Rowan and Rowan-California departed the Gulf of Mexico in January 2006 and are expected to be working in the Persian Gulf in April.

Rowan does not cold-stack its drilling rigs during slack periods as we believe the long-term costs of retraining personnel and restarting equipment negates any short-term savings. Thus, our drilling expenses do not typically fluctuate with rig activity, though they have increased as our rig fleets have been expanded. Rig fleet additions in recent years have included the second Tarzan Class jack-up Bob Keller delivered in August 2005, the first Tarzan Class jack-up Scooter Yeargain delivered in April 2004, the Super Gorilla XL class jack-up Bob Palmer delivered in August 2003 and four existing land rigs that were substantially rebuilt during 2005 (two rigs) and 2003 (two rigs).

2005 Compared to 2004

The following table highlights the performance of our drilling division during 2005 compared to 2004 (dollars in millions):

	2005	2004	%increase

Revenues	$775.4	$472.1	64%
Operating income	332.9	51.7	544%
Operating income as a % of revenues	43%	11%

Drilling revenues increased by $303.3 million in 2005, due primarily to the effects of increased average day rates, as follows (in millions):

Increase in drilling activity, including additional rigs	$48.7
Increase in average day rates	254.6

Our overall offshore fleet utilization was 96% in 2005, up from 92% in 2004. Our average offshore day rate was $78,100 in 2005, an increase of approximately 60% over 2004. We compute rig utilization as revenue-

producing days divided by total available rig-days. Average day rates are determined as recorded revenues, excluding rebilled expenses, divided by revenue-producing days.

Natural gas prices were at historically high levels in early 2005, and increased further during the year primarily due to declining domestic production and growing demand. Prices went even higher following Hurricanes Katrina and Rita, as significant gas production from the Gulf of Mexico was shut-in due to damaged platforms and pipelines. These storms also removed eight units from the competitive jack-up fleet, including four of our rigs. Another six rigs migrated to foreign markets during the year. As a result, we were able to consistently increase our Gulf of Mexico day rates during 2005. The following table summarizes average natural gas prices and our Gulf of Mexico fleet utilization and average day rates during the year:

	Natural	Average	Average
	Gas (MCF)*	Utilization	Day Rate

First quarter	$6.50	98%	$58,000
Second quarter	6.95	97%	66,500
Third quarter	9.73	99%	74,400
Fourth quarter	12.88	94%	92,100
Full year	9.02	97%	71,100
Prior year	6.18	92%	45,200

*	Source: New York Mercantile Exchange

As shown in the preceding table, our average Gulf of Mexico day rate increased by 57% in 2005. Our Gulf of Mexico fleet declined to 17 units during the year as four rigs were lost during the hurricanes, two rigs were sold and one rig was relocated to eastern Canada. Our second Tarzan Class jack-up, the Bob Keller, was delivered in August and commenced operations in September. Another rig was severely damaged during Hurricane Katrina and should return to service in 2006. As a result, our total revenue-producing days in the Gulf of Mexico decreased by 221 or 3% during 2005. Four of our rigs departed the area in early 2006 for work in Saudi Arabia.

Oil prices reached new heights during 2005, peaking at just below $70 per barrel, and ended the year at around $65. Thus, rig demand remained strong in most foreign markets, which contributed to the further migration of jack-ups from the Gulf of Mexico.

Market conditions in our principal foreign areas, the North Sea and offshore eastern Canada, improved during the year, enabling Rowan to secure more profitable drilling assignments. Gorilla V was 94% utilized in the North Sea in 2005, and generated more than $160,000 per day in drilling revenues during the year. The Gorilla VII simultaneous drilling/production assignment in the United Kingdom sector ended during the second quarter of 2005 and the rig was relocated to Denmark during the third quarter. Gorilla VII was 94% utilized in the area and averaged more than $175,000 per day in revenues thereafter. Gorilla VI was relocated from the Gulf of Mexico to offshore eastern Canada during the second quarter of 2005, where the rig was 82% utilized and generated almost $160,000 per day in revenues during the remainder of the year.

Rowan’s 17 actively marketed deep-well land rigs were 98% utilized in Texas, Louisiana and Oklahoma in 2005, and achieved an average day rate of $18,400 during the year, compared to 97% and $12,200 in 2004. The fleet includes one rig, idle since 2002, that was substantially rebuilt during the year and returned to service in late December 2005. Twelve new 2000 horsepower land rigs are at varying stages of construction and should be delivered by the end of 2006. Ten of these new rigs have been contracted for terms ranging from two to three years.

Drilling operating costs increased by $67.9 million or 21% in 2005 compared to 2004, due primarily to effects of the following (in millions):

Rebillable expenses — primarily towing costs	$17.5
Wage increases	14.5
Rig maintenance	13.2
New rigs — primarily Scooter Yeargain (May 2004) and Bob Keller (September 2005)	11.5
UK drilling/production assignment field abandonment costs	4.5
Incentive compensation and retirement plan costs	3.6

Selling, general and administrative costs increased by 18.3 million or 68% in 2005, due primarily to higher professional services fees associated with Sarbanes-Oxley Act compliance and incremental incentive compensation costs. Depreciation and amortization increased by $0.8 million or 1% in 2005, due primarily to the addition of the rigs shown above.

Drilling operating income in 2005 included $52.8 million of gains on asset disposals during the year, $39.1 million of which was recognized on the sale of our 32-year old jack-up Rowan-Texas during the third quarter. Another $13.9 million of operating income reflects the net of insurance proceeds received over the carrying values of our four jack-up rigs that were lost during Hurricanes Katrina and Rita and related uninsured salvage costs.

2004 Compared to 2003

The following table highlights the performance of our drilling division during 2004 compared to 2003 (dollars in millions):

	2004	2003	%increase

Revenues	$472.1	$392.2	20%
Operating income	51.7	7.0	639%
Operating income as a % of revenues	11%	2%

Drilling revenues increased by $79.9 million in 2004, due to the effects of increases in both drilling activity and average day rates, as follows (in millions):

Increase in drilling activity, including additional rigs	$51.9
Increase in average day rates	28.0

Our overall offshore fleet utilization was 92% in 2004, up from 89% in 2003. Our average offshore day rate was $48,900 in 2004, an increase of approximately 12% over 2003. We consider only revenue-producing days in computing rig utilization and average day rates.

Natural gas prices remained fairly stable at well above $5.00 per mcf throughout 2004, due largely to constrained supply coupled with growing demand. At the same time, the size of the competitive Gulf of Mexico jack-up fleet again declined during the year as rigs continued to be attracted to foreign markets. Following the unexpected cancellation of projects for three Gorilla class jack-ups in the first quarter, overall demand for our Gulf of Mexico rigs improved throughout the remainder of 2004, which enabled Rowan to consistently increase average day rates in the area. The following table summarizes average natural gas prices and our Gulf of Mexico fleet utilization and average day rates during 2004:

	Natural	Average	Average
	Gas (MCF)*	Utilization	Day Rate

First quarter	$5.71	82%	$39,700
Second quarter	6.16	88%	42,200
Third quarter	5.58	97%	46,500
Fourth quarter	7.29	100%	50,600
Full year	6.18	92%	45,200
Prior year	5.49	92%	38,100

*	Source: New York Mercantile Exchange

As shown in the preceding table, our average Gulf of Mexico day rate increased by 19% in 2004. Our Gulf of Mexico fleet increased to 23 units in May 2004 with the commencement of operations by the Scooter Yeargain. As a result, our total revenue-producing days in the Gulf of Mexico increased by 462 or 6% during 2004.

Oil prices rose significantly during 2004, to a peak of more than $50 per barrel, which helped sustain strong rig demand in many foreign markets and influenced the continued migration of many jack-ups from the Gulf of Mexico. However, market conditions in our principal foreign areas, the North Sea and offshore eastern Canada, did not improve measurably during the year.

Rowan’s drilling operating results for the first nine months of 2004 were considerably affected by our North Sea drilling contract for Gorilla VII. The contract, under which operations began in June 2003, specified an 18-month minimum term and provided for a day rate tied to an average oil price. In March 2004, following declining oil production from the first three wells, we agreed to reduce the day rate under the contract in an attempt to extend the field’s economic life. In late December, we extended the contract at the existing day rate through 2005 and collected $9.6 million toward our outstanding receivables, which paid in full all amounts that originated prior to the fourth quarter. However, as our collection of additional amounts was dependent upon cash flows from the project, we ceased recognizing further drilling revenues under the contract until collected. Accordingly, we did not recognize fourth quarter revenues totaling $10.4 million, which left the year-end balance of recorded receivables related to this contract at zero. Rowan had realized almost $65 million in revenues under the contract since its inception, including more than $35 million during 2004.

Gorilla V was 87% utilized offshore eastern Canada in 2004 before relocating to the North Sea during the third quarter. After outfitting, the rig began a nine-month drilling assignment in the Glenelg Field in January 2005.

Rowan’s 15 actively-marketed deep-well land rigs were 97% utilized in Texas and Louisiana in 2004, and achieved an average day rate of $12,200 during the year, compared to 88% and $10,700 in 2003. Another rig, idle since 2001, was substantially rebuilt and returned to service in March 2005. Our carrying values and ongoing costs related to the two remaining idle rigs are not significant.

Drilling operating costs increased by $24.5 million or 8% in 2004 compared to 2003, due primarily to effects of the following (in millions):

New rigs — Bob Palmer (August 2003) and Scooter Yeargain (May 2004)	$13.0
Incentive compensation and retirement plan costs	6.8

Selling, general and administrative costs increased by $2.3 million or 9% in 2004, due primarily to higher professional services, incentive compensation and retirement plan costs. Depreciation and amortization increased by $8.2 million or 14% in 2004, due primarily to the addition of the rigs shown above.

Outlook

Worldwide rig demand is inherently volatile and has historically varied from one market to the next, as has the supply of competitive equipment. Exploration and development expenditures are affected by many local factors, such as political and regulatory policies, seasonal weather patterns, lease expirations, and new oil and gas discoveries. In the end, however, the level and expected direction of oil and natural gas prices are what most impact drilling activity. With consistently high prices in recent years, energy companies have realized substantial cash flows which we believe should, over time, lead to additional drilling projects.

Currently, the outlook for most worldwide drilling markets appears to be strong or improving. Expected demand for jack-ups exceeds the supply of rigs in the Middle East, West Africa, India and most other foreign locations. Thus, energy companies in markets like the Gulf of Mexico and North Sea may be forced to aggressively compete for drilling equipment. Assuming these events occur, our drilling operations should continue to benefit. The volatility inherent in this business, however, makes any prediction of future market conditions speculative. Thus, we can offer no assurance that existing market conditions will continue beyond the near term, or that expected improvements will materialize.

Our three-year contract covering four rigs in the Middle East will bring more global diversification to our drilling operations and, over time, should improve the average return on our investments. During 2005, we began drilling operations offshore Denmark and performed the first jack-up drilling assignment ever undertaken in the Grand Banks area offshore Newfoundland. Our Denmark contract was recently extended for one year with a 40% increase in the day rate. We recently obtained a one-year contact in Trinidad that should begin during the third quarter of 2006 and provide an 80% increase from the current Gulf of Mexico rate. We will continue to pursue overseas assignments that we believe will maximize the contribution of our offshore rigs and enhance our operating results.

Hurricanes Katrina and Rita caused tremendous damage to drilling and production equipment and facilities throughout the Gulf Coast during the third quarter of 2005, and we suffered a significant loss of current and prospective revenues. These storms also had the effect of further reducing the supply of available drilling equipment in the Gulf of Mexico, which has thus far greatly improved market conditions for our remaining rigs. We were recently awarded a two-year $160-170 million contract to drill one or more ultra deep shelf wells. The cost of doing business there, however, is also rising, especially in the insurance area. Though we have obtained coverage for our offshore operations and fleet beyond the end of 2006, our annual insurance cost will be about four times the pre-storm level and we have assumed more of the risk of certain losses.

Following the 2005 hurricanes, and based upon improving business conditions, we accelerated our building program to provide earlier deliveries of the Hank Boswell (third quarter 2006) and our fourth Tarzan Class rig (expected third quarter 2007) and expanded it to include the construction of two of a new class of jack-up, the 240C. We expect delivery of the first 240C in mid 2008 and the second in early 2009. The Rowan-Louisiana, which was significantly damaged during Hurricane Rita, is currently undergoing repairs and is expected to rejoin the Company’s fleet during the third quarter of 2006.

Additionally, we saw land drilling day rates improve and drilling assignments lengthen in 2005 to the point where long-term contracts became available from many energy companies looking for newly constructed rigs. During the third quarter, we obtained drilling contracts for six new 2000 horsepower rigs covering 14 rig years. Another six new rigs are on order and four of these have three-year drilling contracts. All of the new land rigs will contain the latest products from our manufacturing division, including the drawworks, mud pumps, top drive, rotary table and power controls.

Our drilling operations are currently benefiting from predominantly favorable market conditions worldwide and are profitable. There is no assurance, however, that such conditions will be sustained beyond the near term or that our drilling operations will remain profitable. Our drilling operations will be adversely affected if market conditions deteriorate.

Manufacturing Operations

We have manufacturing facilities in Longview and Houston, Texas and Vicksburg, Mississippi that collectively produce mining, timber and transportation equipment, alloy steel and steel plate, and drilling rigs and various rig components. Our manufacturing division built the first jack-up drilling rig in 1955 and has designed or built more than 200 rigs since, including all 20 in our fleet. During 2005, the division delivered the second Tarzan Class jack-up, the Bob Keller, achieved significant construction progress on the third, the Hank Boswell, began construction of the fourth and developed a new jack-up rig design, the 240C.

2005 Compared to 2004

Rowan’s manufacturing division achieved an $85.8 million or 41% increase in revenues in 2005, primarily comprised as follows (dollars in millions):

			%increase
	2005	2004	(decrease)

Equipment group	$157.0	$114.3	37%
Marine group	53.5	28.1	91%
Drilling products group	35.1	16.1	118%
Steel group	32.1	30.5	5%
Drive systems group	15.7	18.6	(16)%

The equipment group shipped 34 new mining loaders and log stackers in 2005, up from 23 units in 2004. Parts sales improved by $4.7 million or 12% during 2005. Marine group revenues in 2005 included $36.1 million recognized on long-term rig and rig kit construction projects that began during the year. The drilling products group shipped 39 mud pumps to outside customers during 2005, up from 23 in 2004. The steel group experienced an 18% decrease in external steel shipments in 2005 that was more than offset by a 28% increase in average steel prices during the year. Internal steel shipments increased by 300% in 2005. Drive systems group revenues declined during 2005 due primarily to efforts required to complete a $10 million dredge barge for the US Army Corps of Engineers.

Our mining equipment, especially the smaller loaders, has traditionally yielded lower margins than the related after-market parts sales. In addition, a rig construction project usually takes longer to complete and involves a significantly greater labor effort than a rig kit, and thus typically yields a lower margin. As a result of the greater activity in these areas in 2005, our direct cost of sales increased by $71.9 million or 46% during the year, and our average margin declined to 22% of revenues in 2005 from 25% in 2004. A $2.3 million loss incurred on the dredge barge project contributed to the decline in margins in 2005.

Other manufacturing operating expenses increased by $4.7 million or 22% in 2005 compared to 2004, due primarily to incremental engineering efforts and higher shipping and warehousing costs. Selling, general and administrative costs increased by $6.1 million or 44% in 2005, due primarily to higher selling-related expenses, professional service fees associated with Sarbanes-Oxley Act compliance and incentive compensation costs. Depreciation and amortization increased by $1.9 million or 19% in 2005, due primarily to ongoing capacity improvements at our manufacturing facilities. As a result, operating income increased by only $0.9 million or 13% during the year, and remained unchanged at 3% of revenues in 2005.

Our 2005 manufacturing operating results exclude the effects of approximately $118 million of products and services provided at cost to our drilling division during the year, most of which was attributable to completion of the Bob Keller and construction progress on the Hank Boswell.

2004 Compared to 2003

Rowan’s manufacturing division achieved a $70.5 million or 51% increase in revenues in 2004, primarily comprised as follows (dollars in millions):

	2004	2003	% increase

Equipment group	$114.3	$78.3	46%
Steel group	30.5	16.9	80%
Marine group	28.1	23.3	21%
Drive systems group	18.6	9.1	104%
Drilling products group	16.1	9.4	71%

The equipment group shipped 23 new mining loaders and log stackers in 2004, up from 14 units in 2003. Parts sales improved by $4.2 million or 12% during 2004. Growing worldwide demand enabled the steel group to achieve a $13.6 million or 81% increase in revenues in 2004 on a 45% increase in external steel shipments. Average steel selling prices increased by more than 50% during the year, which helped to offset the impact of higher steel costs on the other manufacturing groups. Marine group revenues in 2004 included $8.2 million of incremental specialty fabrication work. Drive systems group revenues included $7.5 million recognized on the $10 million dredge barge for the US Army Corps of Engineers. The drilling products group shipped 23 mud pumps to outside customers during 2004, up from 15 in 2003.

Our mining equipment, especially the smaller loaders, has traditionally yielded lower margins than the related after-market parts sales. Thus, our direct cost of sales increased by $60.0 million or 63% during the year, and our average margin declined to 25% of revenues in 2004 from 30% in 2003.

Other manufacturing operating expenses increased by $3.2 million or 18% in 2004 compared to 2003, due primarily to incremental engineering efforts and higher shipping and warehousing costs. Selling, general and administrative costs increased by $2.3 million or 20% in 2004, due primarily to higher selling-related expenses, professional service fees and incentive compensation costs. Depreciation and amortization increased by $0.3 million or 3% in 2004. As a result, operating income increased by $4.6 million during the year, and improved to 3% of revenues in 2004.

Our 2004 manufacturing operating results exclude the effects of approximately $83 million of products and services provided at cost to our drilling division during the year, most of which was attributable to completion of the Scooter Yeargain and construction progress on the Bob Keller.

Outlook

Though considerably less volatile than our drilling operations, our manufacturing operations, especially the equipment group, are impacted by world commodities prices; in particular, prices for copper, iron ore, coal and gold. In addition, the prospects for our marine and drilling products groups are closely tied to the condition of the overall drilling industry and its demand for equipment, parts and services.

Many commodity prices are at or near historically high levels due to growth in worldwide demand. Our external manufacturing backlog at December 31, 2005, of approximately $388 million, was almost five times the prior-year level and at an all-time high. The backlog included $225 million related to the long-term marine construction projects that are expected to run through April 2008 and $90 million associated with 19 loaders and stackers and 63 mud pumps that should be shipped during 2006. Thus far, we have been able to pass along the effects of cost increases to our customers in the form of higher sales prices.

During 2005, in order to meet the growing demand for the Company’s manufacturing products, we began expanding the steel production capacity and upgrading facilities and machinery to enable faster delivery of rig components and other manufacturing products.

We are optimistic that prices will remain firm, sustaining the demand for the types of equipment that we provide, and that our increased volumes will yield improved profitability. We cannot, however, accurately predict the duration of current business conditions or their impact on our operations. Our manufacturing operations will be adversely affected if conditions deteriorate.

LIQUIDITY AND CAPITAL RESOURCES

Key balance sheet amounts and ratios for 2005 and 2004 were as follows (dollars in millions):

DECEMBER 31,	2005	2004

Cash and cash equivalents	$675.9	$466.0
Current assets	$1,208.1	$807.1
Current liabilities	$340.6	$234.8
Current ratio	3.55	3.44
Current maturities of long-term debt	$64.9	$64.9
Long-term debt	$550.3	$574.4
Stockholders’ equity	$1,619.7	$1,408.9
Long-term debt/total capitalization	.25	.29

Reflected in the comparison above are the effects in 2005 of the following sources and uses of cash and cash equivalents:

•	net cash provided by operations of $333.2 million

•	capital expenditures of $199.8 million

•	proceeds from asset disposals of $120.7 million

•	debt repayments of $61.9 million

•	cash dividend payments to our stockholders of $54.1 million

•	proceeds from borrowings of $37.9 million

•	proceeds from stock option and convertible debenture plans of $34.0 million

Operating cash flows in 2005 included non-cash or non-operating adjustments to our net income totaling $89.8 million and additional working capital of $19.5 million. Non-cash or non-operating adjustments included deferred income taxes of $121.7 million, depreciation of $81.3 million and hurricane-related insurance proceeds of $51.4 million, offset by pension contributions and other benefit payments of $92.5 million and net gains on asset disposals of $101.7 million during the year. The primary source of working capital was customer advances under sales contracts and toward future drilling services, which increased by $94 million in 2005 and more than offset our additional investments made in trade receivables and inventories during the year.

Capital expenditures in 2005 included $119.8 million towards construction of our second and third Tarzan Class jack-up rigs, the Bob Keller and the Hank Boswell. The Tarzan Class was designed specifically for deep drilling in water depths up to 300 feet on the outer continental shelf in the Gulf of Mexico, offering drilling capabilities similar to our Super Gorilla class jack-ups, but with reduced environmental criteria (wind, wave and current) and at around one-half the construction cost.

Construction of the Bob Keller was completed on August 31, 2005 and substantially financed through a long-term bank loan guaranteed by the U.S. Department of Transportation’s Maritime Administration (“MARAD”). Under the MARAD Title XI Program, we obtain reimbursements for qualifying expenditures up to a pre-approved limit based upon actual construction progress. Outstanding borrowings initially bear a floating rate of interest and notes require semi-annual payments of principal and accrued interest. The notes are secured by a preferred mortgage on the rig. All of our recent newbuild rigs have been financed in this manner and the following table summarizes the status of each of our Title XI borrowings at December 31, 2005 (dollars in millions).

							Repayment
Rig	Delivery	Borrowings	Repayments	Balance	Interest Rate	Repayment Dates	Amounts	Final Maturity

Gorilla V	December 1998	$153.1	$89.3	$63.8	6.94%, 6.15%	Jan 1, July 1	$6.4	July 2010
Gorilla VI	June 2000	171.0	78.4	92.6	5.88%	Mar 15, Sep 15	7.1	Mar 2012
Gorilla VII	Dec 2001	185.4	61.8	123.6	2.8%	Apr 20, Oct 20	7.7	Oct 2013
Bob Palmer	Aug 2003	187.3	20.8	166.5	4.57% floating	Jan 15, July 15	5.2	July 2021
Scooter Yeargain	April 2004	91.2	9.1	82.1	4.33%	May 1, Nov 1	3.0	May 2019
Bob Keller	Aug 2005	89.7	3.0	86.7	4.47% floating	May 10, Nov 10	3.0	May 2020

Total		$877.7	$262.4	$615.3			$32.4

Our outstanding Bob Palmer and Bob Keller borrowings bear interest at a short-term commercial paper rate plus .25% and .15%, respectively. Rowan may fix these interest rates at any time and must fix them by August 18, 2007 and August 31, 2009, respectively. On June 15, 2005, we fixed the interest rate on our Scooter Yeargain note at 4.33%.

The Hank Boswell is being constructed at our Vicksburg, Mississippi facility with delivery expected during the third quarter of 2006. Construction of a fourth Tarzan Class jack-up is underway and should be completed during the third quarter of 2007. We have subcontracted with another shipyard for construction of the hull. We have applied to MARAD for Title XI government-guaranteed financing for up to $176 million of the cost of the third and fourth Tarzan Class rigs on terms and conditions similar to those in effect for the Bob Keller. If we are unable to obtain this or any other outside financing, we could be forced to continue using working capital, if available, or postpone construction.

In November 2005, our Board of Directors approved the construction of two of a new class of jack-up rig. The 240C will be equipped for high pressure/high temperature drilling in water depths of up to 400 feet. We believe the 240C design will set a new standard as a replacement for the 116C, which has been the “workhorse” of the global drilling industry for the past 25 years. The 240C will have more deck space, higher variable load, more drilling capacity (two million pound hook-load capability), more cantilever reach (up to 100 feet) and greater personnel capacity (108 man) than the 116C. Each rig will cost approximately $165 million and will be constructed at Vicksburg, Mississippi with delivery expected in mid 2008 and early 2009. We currently anticipate funding construction with available cash, but will consider attractive financing alternatives. If we are unable to obtain any outside financing, we could be forced to continue using working capital, if available, or postpone construction.

Capital expenditures in 2005 included $26.2 million for the reactivation of one existing land rig during the fourth quarter and progress towards the construction of 12 new 2000 horsepower land rigs for delivery during 2006. These expenditures have been and we expect will continue to be financed from existing working capital.

Capital expenditures are for new assets or enhancements to existing assets, as expenditures for maintenance and repairs are charged to operations as incurred. The remainder of 2005 capital expenditures was primarily for major enhancements to existing offshore rigs and manufacturing facilities. Our 2006 capital budget has initially been set at approximately $468 million, and includes $140 million for the third and fourth Tarzan Class rigs, $137 million for the new land rigs and $71 million toward the first 240C class rig. We will periodically review and adjust the capital budget as necessary based upon our existing working capital and anticipated market conditions in our drilling and manufacturing businesses.

Rowan received $120.7 million in 2005 in connection with the disposal of various assets. In February, we sold the purchase options on four leased anchor-handling boats for approximately $21 million in cash. In September, we sold one of our oldest jack-up rigs, the Rowan-Texas, for approximately $45 million in cash, after selling expenses. Another $9.6 million was received earlier in 2005 as proceeds from the sale of marketable investment securities that had a nominal carrying cost.

In October 2005, we sold our only semi-submersible rig for approximately $60 million in cash. Payment for the rig is expected to occur over a 15-month period ending in January 2007, at which point the title to the rig will transfer to the buyer. Rowan retained ownership of much of the drilling equipment on the rig and will continue to provide a number of operating personnel under a separate services agreement. The transaction is being accounted for as a sales-type lease with the expected gain on the sale and imputed interest income of approximately $46 million deferred until the net book value of the rig has been recovered. At December 31, 2005, Rowan had received payments totaling $12.1 million and included in assets the present value of expected future collections of $45.7 million (with $14.8 million included in current assets).

Contractual Obligations and Commercial Commitments

The following is a summary of our contractual obligations at December 31, 2005 (dollars in millions)

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years

Long-term debt and interest (1)	$777.3	$92.3	$175.2	$162.8	$347.0
Purchase obligations	86.7	81.1	4.2	1.4	—
Operating leases	21.0	7.2	11.4	2.4	—

Total	$885.0	$180.6	$190.8	$166.6	$347.0

(1)	Amounts represent contractual principal and interest payments. Interest amounts reflect either stated fixed rates or assume current floating rates remain constant throughout the period.

We periodically employ letters of credit or other bank-issued guarantees in the normal course of our businesses, and were contingently liable for performance under such agreements to the extent of approximately $14.9 million at December 31, 2005. We do not hold or issue derivative financial instruments.

Our debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity, limit the amount of long-term debt and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions. We were in compliance with each of our debt covenants at December 31, 2005.

We have contributed $131.4 million to our defined benefit pension plans over the past three years, including almost $90 million during 2005. Minimum contribution amounts are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates. Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements, which showed an accumulated other comprehensive loss resulting from unfunded pension liabilities of $83.7 million at December 31, 2005. We expect to make additional pension contributions over the next several years even if plan assets perform as expected, though our funding requirement for 2006 is expected to be approximately $3 million. Pending federal legislation aimed at strengthening underfunded pension plans could significantly increase and accelerate our future funding requirements. We currently estimate that our 2006 pension expense will increase by approximately $5 million or about 25% over the 2005 amount.

On February 25, 2005, in conjunction with the sale of our aviation operations, we paid a special cash dividend of $.25 per share of our common stock to stockholders of record on February 9, 2005. On September 1, 2005, in conjunction with the sale of several non-core assets, we paid a special cash dividend of $.25 per share of our common stock to stockholders of record on August 17, 2005. Rowan did not pay any dividends during 2004 and, at December 31, 2005, had approximately $563 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements. On February 24, 2006, we paid a special cash dividend of $.25 per common share to stockholders of record on February 8, 2006. Future dividends, if any, will only be paid at the discretion of our Board of Directors.

In December 2003, we filed a $500 million universal shelf registration statement. In early 2004, we sold 11.5 million shares of common stock, consisting of approximately 1.7 million shares of treasury stock and 9.8 million newly issued shares. The net proceeds of approximately $265 million were retained for general corporate purposes, including working capital and capital expenditures. The treasury shares were acquired in the open market at various dates during 2000-2002 and had an average cost of $17.33 per share.

Based on current and anticipated near-term operating levels, we believe that operating cash flows together with existing working capital will be adequate to sustain planned capital expenditures and debt service and other requirements at least through the remainder of 2006. We currently have no other available credit facilities, but believe financing could be obtained if deemed necessary.

We leased the jack-up Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million prior to being lost during Hurricane Rita in September 2005. We believe the insured value satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of our equipment installed on the rig. However, the owner of the rig has claimed that the rig should have been insured for its fair market value and may seek recovery from Rowan for compensation above the insured value. Thus, we have assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during the third quarter of 2005 for the full carrying value of our equipment. On November 3, 2005, the Company filed a declaratory judgement action in Texas state court to resolve the disagreement among the parties. Recent appraisals obtained by the owner indicate that the fair market value of the rig ranged from $75-$91 million.

During the second quarter of 2005, we learned that a unit of the U.S. Department of Justice (DOJ) is conducting an investigation of potential antitrust violations among helicopter transportation providers in the Gulf of Mexico. Our former aviation subsidiary, which was sold effective December 31, 2004, has received a subpoena in connection with the investigation. We have not been contacted by the DOJ, but the purchaser has made a claim that we are responsible for any exposure it may have. We have disputed that claim.

During 2004, we learned that a unit of the DOJ is conducting a criminal investigation of environmental matters involving several of our offshore drilling rigs. We are cooperating with the investigation, including responding to the DOJ’s subpoenas for certain documentation regarding our operations. We do not have sufficient information at this time to comment on the possible outcome of the investigation.

We are involved in various other legal proceedings incidental to our businesses and are vigorously defending our position in all such matters. We believe that there are no known contingencies, claims or lawsuits that will have a material adverse effect on our financial position, results of operations or cash flows.

Critical Accounting Policies and Management Estimates

Rowan’s significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements beginning on page 41 of this Form 10-K. These policies, and management judgments, assumptions and estimates made in their application, underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that Rowan’s most critical accounting policies and management estimates involve revenue recognition, primarily upfront service fees for equipment moves and modifications and long-term manufacturing projects, property and depreciation, particularly capitalizable costs, useful lives and salvage values, and pension and other postretirement benefit liabilities and costs, specifically assumptions used in actuarial calculations, as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

Revenue Recognition.  Rowan’s drilling contracts generally provide for payment on a day rate basis, and revenues are recognized as the work progresses with the passage of time. We frequently receive lump-sum payments at the outset of a drilling assignment as upfront service fees for equipment moves or modifications, and such payments (and related costs) are recognized as drilling revenues (and expenses) over the contract period. At December 31, 2005, we had deferred $0.7 million of revenues and $2.7 million of costs related to such upfront service fees.

Rowan generally recognizes manufacturing sales and related costs when title passes as products are shipped. Revenues from long-term manufacturing projects such as rigs and rig kits are recognized on the percentage-of-completion basis using costs incurred relative to total estimated costs. We do not recognize any estimated profit until such projects are at least 10% complete, though a full provision is made immediately for any anticipated losses. Total estimated costs are critical to this process and are therefore reviewed on a regular basis. At December 31, 2005, we had received $90.2 million of progress payments toward long-term manufacturing projects and had recognized $36.1 million of manufacturing revenues and $29.8 million of costs related to such projects on the percentage-of-completion basis.

Property and depreciation.  Rowan provides depreciation under the straight-line method from the date an asset is placed into service based upon estimated service lives ranging up to 40 years and salvage values ranging up to 20%. Rowan continues to operate 14 offshore rigs that were placed into service during 1972 — 1986 and assigned lives ranging from 12 to 15 years. Our newest and most significant assets, the Super Gorilla and Tarzan Class rigs, which collectively comprise almost two-thirds of our property, plant and equipment carrying value, carry a 25-year service life.

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

Pension and other postretirement benefit liabilities and costs.  As previously mentioned, our pension and other postretirement benefit liabilities and costs are based upon actuarial computations that reflect our assumptions about future events, including long-term asset returns, interest rates, annual compensation increases, mortality rates and other factors. Key assumptions at December 31, 2005 included discount rates ranging from 5.56% to 5.68%, an expected long-term rate of return on pension plan assets of 8% and annual healthcare cost increases ranging from 10% in 2006 to 5% in 2011 and beyond. The assumed discount rate is based upon the average yield for Moody’s Aa-rated corporate bonds with maturities matched to expected benefit payments and the rate of return assumption reflects a probability distribution of expected long-term returns that is weighted based upon plan asset allocations. A 1-percentage-point decrease in the assumed discount rate would increase our recorded pension and other postretirement benefit liabilities by approximately $60 million, while a 1% change in the expected long-term rate of return on plan assets would change annual net benefits cost by approximately $2.8 million. The effects of a 1% change in the assumed healthcare cost trend rate are disclosed in Note 6 of the Notes to Consolidated Financial Statements beginning on page 52 of this Form 10-K.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, signed into law on December 8, 2003 (the “Act”), introduced a prescription drug benefit under Medicare (Part D) and a federal subsidy to sponsors of retiree healthcare plans that provide benefits at least actuarially equivalent to Part D. We believe that our post-65 drug coverage is at least actuarially equivalent to Part D and, accordingly, that we will be entitled to the subsidy. A remeasurement of our accumulated plan benefit obligations (APBO) to include the effects of the Act yielded a $1.4 million reduction in APBO at January 1, 2004, which reduced the unrecognized actuarial loss, and a $46,000 reduction in estimated 2004 net postretirement benefits cost that we recognized in the fourth quarter.

Rowan uses the intrinsic value method of accounting for stock-based employee compensation pursuant to Accounting Principles Board Opinion No. 25. We estimate that use of the fair value method outlined by Statement of Financial Accounting Standards No. 123, as amended, would have reduced (increased) reported amounts of net income (loss) and net income (loss) per share by $3.0 million or $.02 per diluted share in 2005, $(3.1) million or $(.03) per diluted share in 2004 and $(4.2) million or $(.05) per diluted share in 2003.

Rowan adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, as amended, effective January 1, 2006. Statement No. 123R requires recognition as expense stock-based compensation associated with unvested awards measured using the fair value method. We currently estimate that the provisions of Statement No. 123R will increase our 2006 compensation expense from that measured under APB 25 by approximately $6.5 million, with half of that amount occurring during the first four months of the year.

Rowan’s adoption, effective January 1, 2006, of Statement of Financial Accounting Standards No. 151, “Inventory Costs”, which clarifies the distinction between costs that are allocable to inventory and those that are expensed as incurred, did not materially impact our financial position or results of operations.

This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to the expectations, beliefs and future expected financial performance of Rowan that are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected by us. Among the factors that could cause actual results to differ materially are the following:

•	oil and natural gas prices

•	the level of exploration and development expenditures by energy companies

•	energy demand

•	the general economy, including inflation

•	weather conditions in our principal operating areas

•	environmental and other laws and regulations

Other relevant factors have been disclosed in our previous filings with the U.S. Securities and Exchange Commission and are included in under PART I, ITEM 1A, RISK FACTORS beginning on page 10 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Rowan’s outstanding debt at December 31, 2005 was comprised as follows: $362.1 million of fixed-rate notes bearing a weighted average annual interest rate of 4.59% and $253.2 million of floating-rate notes bearing a weighted average annual interest rate of 4.53%. Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is limited in that the Company may fix the interest rate on its outstanding floating-rate debt at any time. In addition, virtually all of Rowan’s transactions are carried out in United States dollars; thus, the Company’s foreign currency exposure is not material. Fluctuating commodity prices affect Rowan’s future earnings materially to the extent that they influence demand for the Company’s products and services. Rowan does not hold or issue derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Rowan Companies, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands except
	share amounts)

Assets
Current assets:
Cash and cash equivalents	$675,903	$465,977
Receivables — trade and other	253,194	132,445
Inventories:
Raw materials and supplies	169,361	126,706
Work-in-progress	26,172	36,016
Finished goods	477	1,391
Prepaid expenses and other current assets	17,041	13,578
Deferred tax assets — net	65,984	19,332
Current assets of discontinued boat operations	—	11,652

Total current assets	1,208,132	807,097

Property, plant and equipment — at cost:
Drilling equipment	2,251,714	2,278,832
Manufacturing plant and equipment	165,185	154,364
Construction in progress	112,939	97,214
Other property and equipment	92,992	98,860

Total	2,622,830	2,629,270
Less accumulated depreciation and amortization	902,096	959,776

Property, plant and equipment — net	1,720,734	1,669,494
Goodwill and other assets	46,317	15,695

Total	$2,975,183	$2,492,286

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$64,922	$64,922
Accounts payable — trade	82,935	26,095
Other current liabilities	192,756	139,719
Current liabilities of discontinued boat operations	—	4,064

Total current liabilities	340,613	234,800

Long-term debt — less current maturities	550,326	574,350

Other liabilities	149,782	110,916

Deferred income taxes — net	314,723	163,336

Commitments and contingent liabilities (Note 9)

Stockholders’ equity:
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

Common stock, $.125 par value; authorized 150,000,000 shares; issued 109,776,426 shares at December 31, 2005 and 107,408,721 shares at December 31, 2004	13,722	13,426
Additional paid-in capital	970,256	917,764
Retained earnings	724,096	548,476
Unearned equity compensation	(4,675)	—
Accumulated other comprehensive income (loss)	(83,660)	(70,782)

Total stockholders’ equity	1,619,739	1,408,884

Total	$2,975,183	$2,492,286

See Notes to Consolidated Financial Statements.

Rowan Companies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands except per share amounts)

Revenues:
Drilling services	$775,356	$472,103	$392,211
Manufacturing sales and services	293,426	207,573	137,043

Total	1,068,782	679,676	529,254

Costs and Expenses:
Drilling services	394,595	326,687	302,194
Manufacturing sales and services	253,688	177,041	113,802
Depreciation and amortization	81,204	78,489	70,002
Selling, general and administrative	65,092	40,721	36,095
Gain on sale of property and equipment	(52,449)	(1,747)	(2,002)
Gain on hurricane-related events	(13,948)	—	—

Total	728,182	621,191	520,091

Income from operations	340,600	58,485	9,163

Other income (expense):
Interest expense	(25,802)	(20,911)	(20,027)
Less interest capitalized	3,803	2,195	4,142
Interest income	16,843	4,408	1,124
Gain on sale of investments	9,553	—	—
Other — net	473	416	477

Other income (expense) — net	4,870	(13,892)	(14,284)

Income (loss) from continuing operations before income taxes	345,470	44,593	(5,121)
Provision (credit) for income taxes	127,633	17,108	(1,788)

Income (loss) from continuing operations	217,837	27,485	(3,333)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	18,914	(46,685)	(6,824)
Provision (credit) for income taxes	6,951	(17,927)	(2,383)

Income (loss) from discontinued operations	11,963	(28,758)	(4,441)

Net income (loss)	$229,800	$(1,273)	$(7,774)

Per share amounts:
Income (loss) from continuing operations — Basic	$2.00	$.26	$(.04)

Income (loss) from continuing operations — Diluted	$1.97	$.26	$(.04)

Income (loss) from discontinued operations — Basic	$.11	$(.27)	$(.04)

Income (loss) from discontinued operations — Diluted	$.11	$(.27)	$(.04)

Net income (loss) — Basic	$2.11	$(.01)	$(.08)

Net income (loss) — Diluted	$2.08	$(.01)	$(.08)

See Notes to Consolidated Financial Statements.

Rowan Companies, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)

Net income (loss)	$229,800	$(1,273)	$(7,774)
Other comprehensive income (loss):
Minimum pension liability adjustment, net of income taxes of $(6,935), $(8,677) and $277 respectively	(12,878)	(16,097)	515

Comprehensive income (loss)	$216,922	$(17,370)	$(7,259)

See Notes to Consolidated Financial Statements.

Rowan Companies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Years Ended December 31, 2005, 2004 and 2003
							Accumulated
	Common Stock				Additional	Unearned	Other
	Issued		In Treasury		Paid-In	Equity	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Earnings
	(In thousands)

Balance, January 1, 2003	95,340	$11,918	(1,734)	$(30,064)	$647,600	$—	$(55,200)	$557,523
Exercise of stock options	493	62	—	—	5,370	—	—	—
Conversion of subordinated debentures	12	1	—	—	159	—	—	—
Stock-based compensation expense, net of $388 of related tax benefits	—	—	—	—	6,720	—	—	—
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	515	—
Net loss	—	—	—	—	—	—	—	(7,774)

Balance, December 31, 2003	95,845	11,981	(1,734)	(30,064)	659,849	—	(54,685)	549,749
Exercise of stock options	716	89	—	—	8,556	—	—	—
Conversion of subordinated debentures	1,082	135			7,165	—	—	—
Sale of common stock	9,766	1,221	1,734	30,064	233,667	—	—	—
Stock-based compensation expense, including $553 reduction of related tax benefits	—	—	—	—	8,527	—	—	—
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(16,097)
Net loss	—	—	—	—	—	—	—	(1,273)

Balance, December 31, 2004	107,409	13,426	—	—	917,764	—	(70,782)	548,476
Exercise of stock options	2,090	261	—	—	33,247	—	—	—
Conversion of subordinated debentures	35	4	—	—	496	—	—	—
Issuance of restricted stock	242	31	—	—	6,042	(6,073)	—	—
Cash dividends ($.25 per common share in first and third quarters)	—	—	—	—	—	—	—	(54,180)
Stock-based compensation expense, including $9,990 reduction of related tax benefits	—	—	—	—	12,707	1,398	—	—
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(12,878)
Net income	—	—	—	—	—	—	—	229,800

Balance, December 31, 2005	109,776	$13,722	—	$—	$970,256	$(4,675)	$(83,660)	$724,096

See Notes to Consolidated Financial Statements.

Rowan Companies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash Provided By (Used In):
Operations:
Net income (loss)	$229,800	$(1,273)	$(7,774)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	81,291	95,650	86,851
Deferred income taxes	121,660	866	(3,677)
Provision for pension and postretirement benefits	25,478	34,936	30,232
Compensation expense	4,115	6,480	7,108
Gain on disposals of property, plant and equipment	(52,449)	(6,845)	(4,393)
Contributions to pension plans	(89,207)	(19,494)	(22,742)
Postretirement benefit claims paid	(3,283)	(3,612)	(2,358)
Gain on sale of investments	(9,553)	—	—
Gain on hurricane-related events	(18,948)	—	—
Gain on sale of boat operations	(20,736)	—	—
Insurance proceeds from hurricane-related events	51,448	—	—
Loss on sale of aviation operations	—	24,441	—
Changes in current assets and liabilities:
Receivables — trade and other	(101,040)	(25,219)	(27,058)
Inventories	(34,951)	(13,622)	(18,077)
Other current assets	(2,875)	(12,325)	5,063
Current liabilities	158,352	36,309	5,476
Net changes in other noncurrent assets and liabilities	(5,932)	815	(401)

Net cash provided by operations	333,170	117,107	48,250

Investing activities:
Property, plant and equipment additions	(199,798)	(136,886)	(250,463)
Proceeds from disposals of property, plant and equipment	90,294	14,680	7,060
Proceeds from sale of boat operations	20,866	—	—
Proceeds from sale of aviation operations — net	—	117,014	—
Proceeds from sale of investments	9,553	—	—

Net cash used in investing activities	(79,085)	(5,192)	(243,403)

Financing activities:
Proceeds from borrowings	37,909	70,842	111,490
Repayments of borrowings	(61,933)	(55,904)	(42,458)
Payment of cash dividends	(54,143)	—	—
Proceeds from common stock offering, net of issue costs	—	264,952	—
Proceeds from stock option and convertible debenture plans	34,008	15,945	5,592

Net cash provided by (used in) financing activities	(44,159)	295,835	74,624

Increase (decrease) in cash and cash equivalents	209,926	407,750	(120,529)
Cash and cash equivalents, beginning of year	465,977	58,227	178,756

Cash and cash equivalents, end of year	$675,903	$465,977	$58,227

See Notes to Consolidated Financial Statements.

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Rowan Companies, Inc. and all of its wholly-owned subsidiaries, hereinafter referred to as “Rowan” or “the Company”. Intercompany balances and transactions are eliminated in consolidation.

Discontinued Operations

On December 31, 2004, Rowan completed the sale of its aviation operations as conducted by Era Aviation, Inc. In February 2005, Rowan sold the purchase options it held on four leased anchor-handling boats. The leases covering the Company’s two remaining boats expired during the second quarter of 2005, when they were returned to the lessor and Rowan exited the marine vessel business.

The revenues and expenses resulting from Rowan’s discontinued aviation and marine vessel operations for the three years ended December 31, 2005, including the gain or loss recognized upon their sale, are shown collectively and net of tax as Income (loss) from discontinued operations in the Consolidated Statements of Operations. Assets and liabilities related to the Company’s discontinued boat operations at December 31, 2004, are shown separately in the Consolidated Balance Sheets. See Note 12 for further information regarding the Company’s discontinued operations.

Goodwill

Rowan had goodwill with a carrying value of $12.4 million at each of December 31, 2005 and 2004, of which $10.9 million related to the manufacturing division and $1.5 million related to the drilling division. At December 31, 2005 and 2004, the Company had intangible assets subject to amortization totaling $1.3 million and $1.4 million, respectively. Goodwill is reviewed for possible impairment at least annually.

Revenue and Expense Recognition

Rowan’s drilling contracts generally provide for payment on a day rate basis, and revenues are recognized as the work progresses. Rowan frequently collects up-front fees to reimburse the Company for the cost of relocating its drilling equipment, and occasionally receives reimbursement for equipment modifications and upgrades requested by its customers. Such fees and reimbursements, and the related costs, are deferred and subsequently recognized in operations on a straight-line basis over the period that the drilling services are performed. Deferred drilling revenues included in other current liabilities were $0.7 million and $9.6 million at December 31, 2005 and 2004, respectively. Deferred drilling costs included in prepaid expenses were $2.7 million and $9.0 million at December 31, 2005 and 2004, respectively.

Manufacturing sales and related costs are generally recognized when title passes as products are shipped. Revenues from long-term manufacturing projects such as rigs and rig kits are recognized on a percentage-of-completion basis using costs incurred relative to total estimated project costs. The Company does not recognize any estimated profit until such projects are at least 10% complete, though full provision is made immediately for any anticipated losses. See Note 4 for further information regarding the Company’s longer-term manufacturing projects.

Manufacturing revenues and costs and expenses included product sales and costs of sales of $270.9 million and $231.1 million, $190.8 million and $144.4 million, and $118.9 million and $86.6 million in 2005, 2004 and 2003, respectively.

Income (Loss) Per Common Share

“Basic” income (loss) per share is determined as income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. “Diluted” income (loss) per share

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflects the issuance of additional shares in connection with the assumed conversion of stock options and other convertible securities, and corresponding adjustments to income for any charges related to such securities.

The computation of basic and diluted per share amounts of income (loss) from continuing operations for each of the past three years is as follows (in thousands except per share amounts):

	Income
	(Loss) From
	Continuing	Average	Per Share
Year Ended December 31,	Operations	Shares	Amount

2005:
Basic income (loss) per share	$217,837	108,719	$2.00
Effect of dilutive securities:
Convertible debentures		261
Stock options		1,324

Diluted income (loss) per share	$217,837	110,304	$1.97

2004:
Basic income (loss) per share	$27,485	105,472	$.26
Effect of dilutive securities:
Convertible debentures		645
Stock options		1,016

Diluted income (loss) per share	$27,485	107,133	$.26

2003:
Basic income (loss) per share	$(3,333)	93,820	$(.04)
Effect of dilutive securities:
Convertible debentures
Stock options

Diluted income (loss) per share	$(3,333)	93,820	$(.04)

Excluded from the 2003 computation of Diluted income (loss) per share are incremental shares of 913,000 related to convertible debentures and 836,000 related to stock options as their inclusion would have reduced the per share amount of loss for the year. See Note 3 for further information regarding the Company’s stock option and debenture plans.

Statement of Cash Flows

Rowan invests only in highly liquid U.S. Government securities, bank time deposits, A1/P1-rated commercial paper, money market preferred stock custodial receipts or repurchase agreements with terms no greater than three months, all of which are considered to be cash equivalents.

Noncash investing and financing activities excluded from the Company’s Consolidated Statements of Cash Flows were as follows: in 2005 — the conversion of $500,000 of Series B employee debentures into 35,556 shares of common stock, the reduction of $9,990,000 of tax benefits related to employee stock options and $8,159,000 of accrued property and equipment additions; in 2004 — the conversion of $7,300,001 of Series III employee debentures into 1,081,483 shares of common stock and the reduction of $553,000 of tax benefits related to employee stock options; in 2003 — the conversion of $160,000 of Series B employee debentures into 11,377 shares of common stock, the addition of $388,000 of tax benefits related to employee stock options and the reduction of $840,000 of accounts receivable in exchange for drilling equipment.

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are carried at lower of average cost or market.

Rowan’s adoption, effective January 1, 2006, of Statement of Financial Accounting Standards No. 151, which clarifies the distinction between costs that are allocable to inventory and those that are expensed as incurred, did not materially impact its financial position or results of operations.

Property and Depreciation

Rowan provides depreciation under the straight-line method from the date an asset is placed into service until it is sold or becomes fully depreciated based on the following estimated lives and salvage values:

	Years	Salvage Value

Offshore drilling equipment:
Super Gorilla jack-ups	25	20%
Tarzan Class jack-up	25	20%
Gorilla and other cantilever jack-ups	15	20%
Conventional jack-ups	12	20%
Land drilling equipment	12	20%
Drill pipe and tubular equipment	4	10%
Manufacturing plant and equipment:
Buildings and improvements	10 to 25	10 to 20%
Other	2 to 12	various
Other property and equipment	3 to 40	various

Expenditures for new property or enhancements to existing property are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Rowan capitalizes, during the construction period, a portion of interest cost incurred. See Note 10 for further information regarding the Company’s depreciation and amortization, capital expenditures and repairs and maintenance. Long-lived assets are reviewed for impairment whenever circumstances indicate their carrying amounts may not be recoverable.

Environmental Matters

Environmental remediation costs are accrued using estimates of future monitoring, testing and clean-up costs where it is probable that such costs will be incurred. Estimates of future monitoring, testing and clean-up costs and assessments of the probability that such costs will be incurred incorporate many factors, including: approved monitoring, testing and/or remediation plans; ongoing communications with environmental regulatory agencies; the expected duration of remediation measures; historical monitoring, testing and clean-up costs and current and anticipated operational plans and manufacturing processes. Ongoing environmental compliance costs are expensed as incurred and expenditures to mitigate or prevent future environmental contamination are capitalized. See Note 9 for further information regarding the Company’s environmental liabilities.

Income Taxes

Rowan recognizes deferred income tax assets and liabilities for the estimated future tax consequences of differences between the financial statement and tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets that are not likely to be realized. See Note 7 for further information regarding the Company’s income tax assets and liabilities.

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). During 2005, 2004 and 2003, Rowan recognized other comprehensive income or loss relating to minimum pension liabilities. See Note 6 for further information regarding the Company’s pension liabilities.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.	LONG-TERM DEBT

Long-term debt consisted of (in thousands):

	December 31,
	2005	2004

6.94% Title XI note payable; secured by Gorilla V	$27,926	$33,508
6.15% Title XI note payable; secured by Gorilla V	35,873	43,047
5.88% Title XI note payable; secured by Gorilla VI	92,621	106,873
2.80% Title XI note payable; secured by Gorilla VII	123,598	139,048
Floating-rate Title XI note payable; secured by the Bob Palmer	166,483	176,889
4.33% Title XI note payable; secured by the Scooter Yeargain	82,078	88,158
Floating-rate Title XI note payable; secured by the Bob Keller	86,669	51,749

Total	615,248	639,272
Less current maturities	64,922	64,922

Remainder	$550,326	$574,350

Annual maturities of long-term debt are $64.9 million for each of the next five years ending December 31, 2006, 2007, 2008, 2009 and 2010.

Rowan financed $153.1 million of the cost of Gorilla V through a floating-rate bank loan guaranteed by the U.S. Department of Transportation’s Maritime Administration (“MARAD”) under its Title XI Program. On July 1, 1997, the Company fixed $67 million of outstanding borrowings at 6.94%. On July 1, 1998, Rowan fixed the remaining $86.1 million principal amount at 6.15%. Principal and accrued interest on each note are payable semi-annually on each January 1 and July 1 through 2010. Gorilla V is pledged as security for the government guarantees.

Rowan financed $171.0 million of the cost of Gorilla VI through a floating-rate bank loan guaranteed under MARAD’s Title XI Program. On March 15, 2001, the Company fixed the $156.8 million of outstanding borrowings at 5.88%. Principal and accrued interest are payable semi-annually on each March 15 and September 15 through March 2012. Gorilla VI is pledged as security for the government guarantee.

Rowan financed $185.4 million of the cost of Gorilla VII through a floating-rate bank loan guaranteed under MARAD’s Title XI Program. On June 30, 2003, the Company fixed the $162.2 million of outstanding borrowings at 2.80%. Principal and accrued interest are payable semi-annually on each April 20 and October 20 through 2013. Gorilla VII is pledged as security for the government guarantee.

Rowan financed $187.3 million of the cost of the Bob Palmer through a floating-rate bank loan guaranteed under MARAD’s Title XI program. The Company may fix the interest rate at any time and must fix the rate on all

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding principal amounts by August 18, 2007. Principal and accrued interest are payable semi-annually on each January 15 and July 15 through 2021. The Bob Palmer is pledged as security for the government guarantee. At December 31, 2005, outstanding borrowings bore interest at an annual rate of 4.57%.

Rowan financed $91.2 million of the cost of the Scooter Yeargain through a 15-year floating-rate bank loan guaranteed under MARAD’s Title XI program. On June 15, 2005, the Company fixed the $85.1 million of outstanding borrowings at 4.33%. Principal and accrued interest are payable semi-annually on each May 1 and November 1 through May 2019. The Scooter Yeargain is pledged as security for the government guarantee.

Rowan financed $89.7 million of the cost of the Bob Keller through a 15-year floating-rate bank loan guaranteed under MARAD’s Title XI program. Rowan may fix the interest rate at any time and must fix the rate on all outstanding principal by August 31, 2009. Principal and accrued interest are payable semi-annually on each May 10 and November 10 through May 2020 and the first principal repayment was made on November 10, 2005. The Bob Keller is pledged as security for the government guarantee. At December 31, 2005, outstanding borrowings bore interest at an annual rate of 4.47%.

Rowan’s $4.8 million of Series A Floating Rate Subordinated Convertible Debentures outstanding at December 31, 2005 are ultimately convertible into common stock at the rate of $29.75 per share for each $1,000 principal amount of debenture through April 24, 2008.

Rowan’s $4.0 million of Series B Floating Rate Subordinated Convertible Debentures outstanding at December 31, 2005 are ultimately convertible into common stock at the rate of $14.06 per share for each $1,000 principal amount of debenture through April 22, 2009.

Rowan’s $9.6 million of Series C Floating Rate Subordinated Convertible Debentures outstanding at December 31, 2005 are ultimately convertible into common stock at the rate of $28.25 per share for each $1,000 principal amount of debenture through April 27, 2010.

Rowan’s $9.6 million of Series D Floating Rate Subordinated Convertible Debentures outstanding at December 31, 2005 are ultimately convertible into common stock at the rate of $32.00 per share for each $1,000 principal amount of debenture through April 26, 2011.

Rowan’s $1.2 million of Series E Floating Rate Subordinated Convertible Debentures outstanding at December 31, 2005 are ultimately convertible into common stock at the rate of $13.12 per share for each $1,000 principal amount of debenture through September 20, 2011.

All of the Company’s outstanding subordinated convertible debentures were originally issued in exchange for promissory notes containing provisions for setoff, protecting Rowan against any credit risk. Accordingly, the debentures and notes, and the related interest amounts, have been offset in the consolidated financial statements pursuant to Financial Accounting Standards Board Interpretation No. 39. See Note 3 for further information regarding the Company’s convertible debenture incentive plans.

Interest payments exceeded interest capitalized by $20.6 million in 2005, $18.6 million in 2004, and $16.2 million in 2003.

Rowan’s debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity and limit the amount of long-term debt, and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions. The Company believes that it was in compliance with each of its debt covenants at December 31, 2005. See Note 5 for further information regarding the Company’s dividend restrictions.

NOTE 3.	STOCKHOLDERS’ EQUITY

Rowan’s 2005 Long-Term Incentive Plan (“LTIP”) authorizes the Company’s Board of Directors to issue, through April 22, 2015, up to 3,400,000 shares of Rowan common stock in a variety of forms, including stock

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options, restricted stock, restricted stock units, performance shares, stock appreciation rights and common stock grants, whose terms are governed by the LTIP. The LTIP replaced and superseded the Restated 1988 Nonqualified Stock Option Plan, as amended, and the 1998 Nonemployee Directors Stock Option Plan. During 2005, awards covering 529,300 shares were made to employees and nonemployee directors.

Restricted stock represents a full share of Rowan common stock issued with a restrictive legend that prevents its sale until the restriction is later removed. The restrictions will generally lapse over a four-year service period to the extent of 25% per year. The Company measures total compensation related to each share based upon the market value of the common stock on the date of the award and recognizes the resulting expense on a straight-line basis over the service period. During 2005, Rowan issued 242,100 shares of restricted stock to 77 key employees with an average value of $25.09 per share. The total related compensation was measured at $6.1 million, of which $1.4 million had been recognized as expense at December 31, 2005.

Restricted stock units are awards that may be settled through the issuance of Rowan common stock or the payment of cash where vesting generally occurs over a defined service period but the restriction lapses only upon termination of service. The Company measures compensation related to each unit based upon the market value of the underlying common stock on the date of the award and recognizes the resulting expense on a straight-line basis over the service period. During 2005, Rowan issued 36,900 restricted stock units to its nonemployee directors, with an average value of $25.12 per unit.

Performance shares are shares of Rowan common stock whose future issuance is contingent upon the achievement of certain performance criteria. During 2005, the Company awarded 99,500 performance shares to 12 key employees, under which as many as 199,000 (and as few as zero) shares of Rowan common stock will be issued in May 2008 depending upon the Company’s total stockholder return (TSR) in comparison to a selected industry peer group over the three-year period then ended. The Company measures and recognizes compensation expense at each period end using the market value of the common stock on the date of the award and the expected number of shares to be issued based upon Rowan’s relative TSR performance. No compensation expense was recognized during 2005.

Stock options granted to employees generally become exercisable over a four-year service period to the extent of 25% per year, and all options not exercised expire ten years after the date of grant. Stock options granted under Rowan’s 1998 Nonemployee Directors Stock Option Plan became 100% exercisable after one year and expire five years after the date of grant.

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity for each of the last three years was as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Outstanding at January 1, 2003	4,761,897	$16.40
Granted	1,471,248	13.65
Exercised	(493,131)	11.01
Forfeited	(91,056)	20.76

Outstanding at December 31, 2003	5,648,958	16.08
Granted	582,525	24.99
Exercised	(716,490)	12.13
Forfeited	(41,242)	13.06

Outstanding at December 31, 2004	5,473,751	17.57
Granted	150,800	24.98
Exercised	(2,090,384)	15.91
Forfeited	(67,774)	15.93

Outstanding at December 31, 2005	3,466,393	$18.93

Exercisable at December 31, 2003	2,914,074	$16.01

Exercisable at December 31, 2004	3,477,288	$17.15

Exercisable at December 31, 2005	2,393,579	$18.85

The following table summarizes information about stock options outstanding at December 31, 2005.

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Options	Price	Life (Years)

Outstanding:
$ 4.06 to $ 9.81	564,762	$6.21	5.3
$13.12 to $15.25	465,043	13.16	5.6
$18.25 to $19.75	618,250	18.94	3.6
$21.19 to $22.00	862,538	21.43	6.7
$24.98 to $32.00	955,800	26.98	7.7

	3,466,393	$18.93	6.1

Exercisable:
$ 4.06 to $ 9.81	278,073	$6.23
$13.12 to $15.25	463,543	13.16
$18.25 to $19.75	593,250	18.96
$21.19 to $22.00	640,038	21.52
$24.98 to $32.00	418,675	29.28

	2,393,579	$18.85

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rowan has historically used the intrinsic value method of accounting for stock options, whereby the cost of each option is measured as the grant date difference between the market price and the option price per share, if any, pursuant to Accounting Principles Board Opinion No. 25, and recognized as expense and additional paid-in capital over the service period. Rowan estimates that the accounting provisions of Statement of Financial Accounting Standards No. 123 and 148, which recommend a fair value measurement of stock option cost, would have reduced (increased) reported amounts of net income (loss) and net income (loss) per share as follows:

	2005	2004	2003

Net income (loss), as reported	$229,800	$(1,273)	$(7,774)
Stock-based compensation, net of related tax effects:
As recorded under APB 25	1,718	4,000	4,624
Pro forma under SFAS 123	(4,697)	(7,161)	(8,803)

Pro forma net income (loss)	$226,821	$(4,434)	$(11,953)

Net income (loss) per basic share:
As reported	$2.11	$(.01)	$(.08)

Pro forma	$2.09	$(.04)	$(.13)

Net income (loss) per diluted share:
As reported	$2.08	$(.01)	$(.08)

Pro forma	$2.06	$(.04)	$(.13)

The weighted average per-share fair values at date of grant for options granted during 2005, 2004 and 2003 were estimated to be $10.10, $10.38 and $12.22, respectively. The foregoing fair value estimates were determined using the Black-Scholes option valuation model with the following weighted average assumptions:

	2005	2004	2003

Expected life in years	3.5	3.6	3.1
Risk-free interest rate	3.9%	3.3%	1.7%
Expected volatility	51.1%	52.3%	53.9%

Rowan adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, and began using the fair value method for unvested stock options effective January 1, 2006. The Company estimates that the provisions of Statement No. 123 (revised) will reduce its net income by approximately $4.2 million or $.04 per share in 2006, $1.7 million or $.02 per share in 2007 and $0.8 million or $.01 per share in 2008.

The Rowan Companies, Inc. 1998 Convertible Debenture Incentive Plan, as amended, provided for the issuance to key employees of floating-rate subordinated convertible debentures, of which $30 million has been issued. The debentures are initially convertible into preferred stock, which has no voting rights (except as required by law or the Company’s charter), no dividend and a nominal liquidation preference. The preferred stock is immediately convertible into common stock. At December 31, 2005, all $4.8 million principal amount of Series A debentures issued in 1998, $4.0 million of the $4.8 million principal amount of Series B debentures issued in 1999, all $9.6 million principal amount of Series C debentures issued in 2000, all $9.6 million principal amount of Series D debentures issued in 2001 and all $1.2 million principal amount of Series E debentures issued in 2001 were outstanding. The outstanding Series A, B, C, D and E debentures are collectively convertible into 1,176,830 shares of Rowan’s common stock.

Under the Rowan Companies, Inc. 1986 Convertible Debenture Incentive Plan, floating-rate subordinated convertible debentures totaling $19.9 million were issued by the Company. At December 31, 2005, all $9.6 million

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Series I and Series II debentures, issued in 1986 and 1987, had been converted into an aggregate 1,391,304 shares of Rowan’s common stock, and all $10.3 million principal amount of Series III debentures issued in 1994 had been converted into 1,525,926 shares of Rowan’s common stock, including $7.3 million converted into 1,081,483 shares during 2004.

In 1992, Rowan adopted a Stockholder Rights Agreement to protect against coercive takeover tactics. The agreement, as amended, provides for the distribution to Rowan’s stockholders of one Right for each outstanding share of common stock. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Preferred Stock of Rowan at an exercise price of $80. In addition, under certain circumstances, each Right will entitle the holder to purchase securities of Rowan or an acquiring entity at one-half market value. The Rights are exercisable only if a person or group knowingly acquires 15% or more of Rowan’s outstanding common stock or makes a tender offer for 30% or more of the Company’s outstanding common stock. The Rights will expire on January 24, 2012.

NOTE 4.	OTHER CURRENT LIABILITIES

Other current liabilities consisted of (in thousands):

	December 31,
	2005	2004

Deferred revenues	$74,490	$34,405
Billings in excess of uncompleted contract costs and estimated profit	56,821	—
Accrued liabilities:
Income taxes	4,867	214
Compensation and related employee costs	33,287	87,061
Interest	8,670	7,239
Taxes and other	14,621	10,800

Total	$192,756	$139,719

The balance in Deferred revenues primarily reflects customer prepayments for products and services to be provided during the next year. The balance at December 31, 2005 also includes $18.8 million related to the sale of the Rowan-Midland. See Note 13 for further information regarding the sale of the Rowan-Midland.

During 2005, Rowan received $90.2 million of progress payments toward long-term manufacturing projects and, at December 31, 2005, had recognized approximately $36.1 million of manufacturing revenues and $29.8 million of costs related to such projects on the percentage-of-completion basis. The $54.1 million net excess of collections received over revenues recognized has been deferred at December 31, 2005, and includes one project whose revenues exceeded collections by $2.7 million, and five projects whose collections exceeded revenues by an aggregate of $56.8 million. The first amount is included in the December 31, 2005 balance of Prepaid expenses and other current assets and the second amount is shown in the table above under Billings in excess of uncompleted contract costs and estimated profit.

Taxes and other included accrued manufacturing warranty claims of $3.8 million at December 31, 2005 and $2.8 million at December 31, 2004.

During the fourth quarter of 2004, Rowan designated a portion of expected proceeds from the sale of its aviation operations for a $60 million contribution to its pension plans, which was paid in early January 2005. Accordingly, the $60 million was included within the liability for Compensation and related employee costs at December 31, 2004. See Note 6 for further information regarding the Company’s pension plans and Note 12 for further information regarding the Company’s discontinued aviation operations.

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	RESTRICTIONS ON RETAINED EARNINGS

Rowan’s Title XI debt agreements contain financial covenants that limit the amount the Company may distribute to its stockholders. Under the most restrictive of such covenants, Rowan had approximately $563 million of retained earnings available for distribution at December 31, 2005. Subject to this and other restrictions, the Board of Directors will determine payment, if any, of future dividends or distributions in light of conditions then existing, including the Company’s earnings, financial condition and requirements, opportunities for reinvesting earnings, business conditions and other factors. See Note 14 for further information regarding the Company’s dividends.

NOTE 6.	BENEFIT PLANS

Since 1952, Rowan has sponsored defined benefit pension plans covering substantially all of its employees. In addition, Rowan provides health care and life insurance benefits for certain retired employees.

Changes in plan assets and obligations during 2005 and 2004 and the funded status of the plans at December 31, 2005 and 2004 were as follows (in thousands):

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Benefit obligations:
Balance, January 1	$384,747	$339,918	$60,792	$67,690
Service cost	10,428	13,579	1,816	2,764
Interest cost	21,817	20,799	3,521	4,104
Curtailment gain	—	(3,360)	—	(14,536)
Actuarial loss	39,975	25,205	7,040	4,382
Benefits paid	(16,083)	(11,394)	(3,283)	(3,612)

Balance, December 31	440,884	384,747	69,886	60,792

Plan assets:
Fair value, January 1	217,317	194,078	—	—
Actual return	31,283	15,139	—	—
Employer contributions	89,207	19,494	—	—
Benefits paid	(16,083)	(11,394)	—	—

Fair value, December 31	321,724	217,317	—	—

Funded status	(119,160)	(167,430)	(69,886)	(60,792)
Unrecognized amounts:
Actuarial loss	168,637	146,830	17,145	10,487
Transition obligation	—	—	4,635	5,297
Prior service cost	570	740	(1,682)	(1,886)

Net asset (liabilities) recognized	50,047	(19,860)	(49,788)	(46,894)
Additional minimum liability	(129,270)	(109,625)	—	—

Net benefit liabilities	$(79,223)	$(129,485)	$(49,788)	$(46,894)

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The additional minimum pension liability shown above reflects actuarially-determined unfunded accumulated pension benefit obligations at each year end, and is included in the Company’s Consolidated Balance Sheets, as follows (in thousands):

	December 31,
	2005	2004

Goodwill and other assets	$562	$730
Accumulated other comprehensive loss	128,708	108,895

Current and other liabilities	$129,270	$109,625

Additional information related to Rowan’s pension plans are as follows (in thousands):

	December 31,
	2005	2004

Projected benefit obligation	$440,884	$384,747
Accumulated benefit obligation	400,934	346,782
Fair value of plan assets	321,724	217,317

Net periodic pension cost included the following components (in thousands):

	Year Ended December 31,
	2005	2004	2003

Service cost	$10,428	$13,579	$12,436
Interest cost	21,817	20,799	19,634
Expected return on plan assets	(23,701)	(16,760)	(16,935)
Recognized actuarial loss	10,586	8,844	7,071
Amortization of prior service cost	170	211	211

Total	$19,300	$26,673	$22,417

Other benefits cost included the following components (in thousands):

	Year Ended December 31,
	2005	2004	2003

Service cost	$1,816	$2,764	$2,461
Interest cost	3,521	4,104	3,942
Recognized actuarial loss	383	951	967
Amortization:
Transition obligation	662	756	757
Prior service cost	(204)	(312)	(312)

Total	$6,178	$8,263	$7,815

Assumptions used to determine benefit obligations were as follows:

	December 31,
	2005	2004

Discount rate	5.56 - 5.68%	5.75%
Rate of compensation increase	4.15%	4.0%

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used to determine net periodic benefit costs were as follows:

	Year Ended
	December 31,
	2005	2004	2003

Discount rate	5.75%	6.25%	6.50%
Expected return on plan assets	8.5%	8.5%	9.0%
Rate of compensation increase	4.0%	4.0%	4.0%

The assumed increase in per capita health care costs ranged from 10% for 2006 to 5% for 2011 and thereafter. A one-percentage-point change in assumed health care cost trend rates would change reported amounts as follows (in thousands):

	1-Percentage-Point Change
	Increase	Decrease

Increase (decrease) in:
Service and interest cost	$533	$(460)
Postretirement benefit obligation	4,986	(4,501)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, signed into law on December 8, 2003 (the “Act”), introduced a prescription drug benefit under Medicare (Part D) and a federal subsidy to sponsors of retiree healthcare plans that provide benefits at least actuarially equivalent to Part D. The Company believes that its post-65 drug coverage is at least actuarially equivalent to Part D and, accordingly, that Rowan will be entitled to the subsidy. A remeasurement of Rowan’s accumulated plan benefit obligations (APBO) to include the effects of the Act yielded a $1.4 million reduction in the APBO at January 1, 2004, which reduced the unrecognized actuarial loss, and a $46,000 reduction in 2004 net postretirement benefits cost that the Company recognized in the fourth quarter.

The Company’s sale of its aviation operations in 2004 resulted in curtailment gains from the reversal of unvested pension and other benefit obligations that will be recognized as reduced benefit plan costs in future years. The effect of the curtailments on Rowan’s 2004 pension and other benefit plan costs was not material.

The pension plans had weighted average asset allocations as follows:

	Allocation at December 31,
Asset Category	2005	2004

Rowan common stock	4%	20%
Other equity securities	68%	56%
Debt securities	28%	14%
Cash and other	0%	10%

Total	100%	100%

During 2004, the Company’s Board of Directors approved target allocations for plan investments that attempt to better diversify assets among equity securities (70%) and fixed income and cash (30%), and reduce performance volatility. The target allocation to equities is further subdivided among the S&P index (25%), large cap value (12.5%), large cap growth (12.5%), small cap (8%), international (8%) and the Company’s stock (4%), and provides for ranges above and below the targets. During 2005, Plan management reallocated assets in accordance with the targets and employed several active managers with proven long-term out-performance in their specific investment discipline.

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The plans will attempt to remain fully invested and limit the amount of cash on hand. The level of cash was greater at December 31, 2004 due to recent contributions to the plans which were not immediately invested pending implementation of the Company’s asset allocation and investment strategy.

To develop the expected long-term rate of return on assets assumption, Rowan considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the plans’ other asset classes and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based upon the current asset allocation to develop the expected long-term rate of return on assets assumption for the Plans, which was reduced to 8% at December 31, 2005 from 8.5% at December 31, 2004.

Rowan estimates that the plans’ annual payments for pension and other benefits, using existing benefit formulas and including amounts attributable to future employee service, will be as follows (in millions):

Year Ended December 31,	Pension Benefits	Other Benefits

2006	$17.7	$3.7
2007	18.8	3.9
2008	20.0	4.1
2009	21.2	4.4
2010	22.3	4.7
2011-2015	132.6	26.1

Rowan currently expects to contribute up to approximately $6.5 million in 2006 for its pension and other benefit plans.

During 2004, Rowan initiated cash bonus and profit sharing plans covering approximately 400 employees. At December 31, 2004, the Company had accrued approximately $5.1 million of bonus and profit sharing awards, most of which was paid to eligible employees in 2005. At December 31, 2005, the Company had accrued approximately $9.2 million of bonus and profit sharing awards, most of which it expects to pay to eligible employees in 2006.

Rowan also sponsors defined contribution plans covering substantially all employees. Rowan contributed to the plans about $3.7 million in 2005, $4.4 million in 2004, and $4.3 million in 2003.

NOTE 7.	INCOME TAXES

The detail of income tax provisions (credits) for continuing operations is presented below (in thousands):

	Year Ended December 31,
	2005	2004	2003

Current:
Federal	$6,708	$64	$(643)
Foreign	6,535	29	(7)
State	454	77	149

Total current provision	13,697	170	(501)
Deferred	113,936	16,938	(1,287)

Total	$127,633	$17,108	$(1,788)

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rowan’s provision (credit) for income taxes differs from that determined by applying the federal income tax rate (statutory rate) to income (loss) from continuing operations before income taxes, as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Statutory rate	35%	35%	35%
Tax at statutory rate	$120,915	$15,608	$(1,793)
Increase (decrease) due to:
Repatriation of foreign earnings	2,851	—	—
Foreign companies’ operations	1,126	401	778
Valuation allowance	(3,363)	—	(575)
State tax expense	2,324	342	—
Other — net	3,780	757	(198)

Total provision (credit)	$127,633	$17,108	$(1,788)

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31, 2005 and 2004, were as follows (in thousands):

	December 31,
	2005		2004
	Current	Non-Current	Current	Non-Current

Deferred tax assets:
Accrued employee benefit plan costs	$1,478	$43,734	$15,876	$26,899
Net operating loss carryforward	36,995	—	—	79,293
Installment sale of rig	10,693	—	—	—
Alternative minimum tax	8,900	—	—	5,042
Research and development tax credit	3,363	—	—	3,363
Other	4,555	4,951	3,456	9,977

	65,984	48,685	19,332	124,574
Less valuation allowance	—	—	—	(3,363)

Net deferred tax assets	65,984	48,685	19,332	121,211

Deferred tax liabilities:
Property, plant and equipment	—	356,080	—	277,433
Other	—	7,328	—	7,114

	—	363,408	—	284,547

Deferred tax asset (liability) — net	$65,984	$(314,723)	$19,332	$(163,336)

As of December 31, 2005, Rowan reevaluated the valuation allowance that had been established in 2003 relating to its research and development credit carryforward. Based upon an analysis of expected future taxable income and other factors, the Company determined that it is now more likely than not that the deferred tax asset associated with its research and development claims will be realized.

The American Jobs Creation Act of 2004 (the Act) created a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During the fourth quarter of 2005, Rowan declared and paid a qualifying dividend of $54.3 million under the Act resulting in additional tax of approximately $2.9 million.

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, Rowan had net operating loss carryforwards for federal income tax purposes of $105.7 million which will expire, if not utilized, in 2024. At December 31, 2005, Rowan had an Alternative Minimum Tax (AMT) credit of $8.9 million available to offset future income tax payments which can be carried forward indefinitely. The Company also has a $3.4 million research and development tax credit carryforward for federal income tax purposes which, if not utilized, will expire between the years 2018 and 2022.

Income (loss) from continuing operations before income taxes consisted of $326.3 million, $41.8 million, and $(2.5) million of domestic earnings (losses), and $19.2 million, $2.8 million, and $(2.6) million of foreign earnings (losses) in 2005, 2004, and 2003, respectively.

Income tax payments exceeded refunds by $9.2 million in 2005, while income tax refunds exceeded payments by $0.3 million in 2004 and $2.5 million in 2003.

NOTE 8.	FAIR VALUES OF FINANCIAL INSTRUMENTS

At December 31, 2005, the carrying amounts of Rowan’s cash and cash equivalents, receivables and payables approximated their fair values due to the short maturity of such financial instruments. The carrying amount of the Company’s floating-rate debt approximated its fair value at December 31, 2005 as such instruments bear short-term, market-based interest rates. The fair value of Rowan’s fixed-rate debt at December 31, 2005 was estimated to be approximately $364 million, or a $2 million premium to carrying value, based upon quoted market prices for similar issues.

NOTE 9.	COMMITMENTS AND CONTINGENT LIABILITIES

During 1984 and 1985, Rowan sold two cantilever jack-ups, Rowan-Halifax and Cecil Provine, and leased each rig back under operating leases with initial lease periods that expired during 2000. At that time, Rowan exercised its option to extend each lease for a period of seven and one-half years, with semi-annual lease payments equal to one-half of the weighted average lease payments made during the original lease periods.

In September 2005, the Rowan-Halifax was lost during Hurricane Rita. The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the lease agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan’s equipment installed on the rig. However, the owner of the rig has claimed that the rig should have been insured for its fair market value and may seek recovery from Rowan for compensation above the insured value. Thus, Rowan has assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge in 2005 for the full carrying value of Rowan’s equipment. On November 3, 2005, the Company filed a declaratory judgement action in Texas state court to resolve the disagreement among the parties. Recent appraisals obtained by the owner indicate that the fair market value of the rig ranged from $75-$91 million.

The Company’s operating lease of the Cecil Provine continues until June 2008 and provides negotiable renewal and purchase options.

In February 2005, Rowan assigned the leases and sold the purchase options it held on four leased anchor-handling boats. The leases covering the Company’s two remaining boats expired during the second quarter of 2005, when they were returned to the lessor and Rowan exited the marine vessel business. See Note 12 for further information regarding the Company’s discontinued operations.

The Company has other operating leases covering offices and computer equipment. Net rental expense under all operating leases was $29.3 million in 2005, $53.1 million in 2004, and $49.7 million in 2003.

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, the future minimum payments to be made under noncancelable operating leases were as follows (in thousands):

2006	$7,228
2007	7,031
2008	4,356
2009	1,447
2010	966
Later years	—

Total	$21,028

Rowan periodically employs letters of credit or other bank-issued guarantees in the normal course of its businesses, and was contingently liable for performance under such agreements to the extent of approximately $14.9 million at December 31, 2005.

Rowan has ongoing environmental responsibilities related primarily to its manufacturing operations and facilities. The measurement of remediation costs is subject to uncertainties, including the evolving nature of environmental regulations and the extent of any agreements to mitigate remediation costs.

During 2004, Rowan learned that a unit of the U.S. Department of Justice (DOJ) is conducting a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs. Rowan is cooperating with the investigation, including responding to the DOJ’s subpoenas for certain documentation regarding Rowan’s operations. The Company does not have sufficient information at this time to comment on the outcome of the investigation.

During 2005, the Company learned that a unit of the DOJ is conducting an investigation of potential antitrust violations among helicopter transportation providers in the Gulf of Mexico. Rowan’s former aviation subsidiary, which was sold effective December 31, 2004, has received a subpoena in connection with the investigation. The Company has not been contacted by the DOJ, but the purchaser has made a claim that Rowan is responsible for any exposure it may have. The Company has disputed that claim.

The Company is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. Rowan believes that there are no known contingencies, claims or lawsuits that will have a material adverse effect on its financial position, results of operations or cash flows.

Rowan currently estimates 2006 capital expenditures will be approximately $468 million, including about $350 million towards construction of the Company’s third and fourth Tarzan Class rigs, a new 240C LeTourneau class jack-up rig and 12 new land rigs.

NOTE 10.	SEGMENTS OF BUSINESS

Rowan has two principal operating segments: contract drilling of oil and gas wells, both onshore and offshore (“Drilling”) and the manufacture of equipment for the drilling, mining and timber industries (“Manufacturing”). Rowan’s reportable segments reflect separately managed, strategic business units that provide different products and services, and for which financial information is separately prepared and monitored. The accounting policies of each segment are as described in Rowan’s summary of significant accounting policies within Note 1.

Drilling services are provided in domestic and foreign areas. Manufacturing operations are primarily conducted in Longview and Houston, Texas and Vicksburg, Mississippi, though products are shipped throughout the United States and to many foreign locations.

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables exclude information pertaining to Rowan’s boat operations and aviation segment, which were sold in 2005 and 2004, respectively. See Note 12 for more information regarding the Company’s discontinued operations.

Assets are ascribed to a segment based upon their direct use. Rowan classifies its drilling rigs as domestic or foreign based upon the rig’s operating location. Accordingly, drilling rigs operating in or offshore the United States are considered domestic assets and rigs operating in other areas are deemed foreign assets. At December 31, 2005, 34 drilling rigs, including 17 offshore rigs, were located in domestic areas and three offshore rigs were located in foreign areas.

Rowan’s total assets are identified by operating segment, and its fixed assets are shown geographically as follows (in thousands):

	December 31,
	2005	2004	2003

Consolidated assets:
Drilling	$2,601,708	$2,193,556	$1,746,677
Manufacturing	373,475	298,730	281,389

Total	$2,975,183	$2,492,286	$2,028,066

Property, plant and equipment — net:
Domestic	$1,093,183	$1,223,089	$1,163,099
Europe	422,952	444,215	251,910
Canada	201,768	701	204,244
Other foreign	2,831	1,489	1,735

Total	$1,720,734	$1,669,494	$1,620,988

Information regarding revenues and profitability by operating segment is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Revenues:
Drilling services	$775,356	$472,103	$392,211
Manufacturing sales and services	293,426	207,573	137,043

Consolidated	$1,068,782	$679,676	$529,254

Income from operations:
Drilling services	$332,926	$51,721	$6,920
Manufacturing sales and services	7,674	6,764	2,243

Consolidated	$340,600	$58,485	$9,163

Excluded from the preceding table are the effects of transactions between segments, which are recorded at cost. During 2005, 2004, and 2003, Rowan’s manufacturing division provided approximately $117.8 million, $82.7 million, and $135.9 million, respectively, of products and services to the drilling division. Certain administrative costs are allocated between segments generally based upon revenues.

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign-source revenues were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Drilling services:
Europe	$88,878	$36,472	$30,006
Canada	26,221	18,414	29,140
Manufacturing sales and services	27,763	9,978	7,611

Total	$142,862	$64,864	$66,757

Rowan had revenues, primarily from drilling operations, in excess of 10% of consolidated revenues from two customers during 2003 (14% and 10%). During 2005 and 2004, no customer accounted for more than 10% of consolidated revenues.

Rowan believes that it has no significant concentrations of credit risk. The Company has never experienced any significant credit losses and its drilling segment customers have heretofore primarily been large energy companies and government bodies. Rowan’s manufacturing operations help diversify the Company’s operations and attendant credit risk. Further, Rowan retains the ability to relocate its major drilling assets over significant distances on a timely basis in response to changing market conditions.

Certain other financial information for each of Rowan’s principal operating segments is summarized as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Depreciation and amortization:
Drilling	$69,376	$68,529	$60,337
Manufacturing	11,828	9,960	9,665
Capital expenditures:
Drilling	192,282	121,578	215,967
Manufacturing	16,185	6,341	18,291
Repairs and maintenance:
Drilling	62,440	47,586	45,593
Manufacturing	13,949	9,579	11,871

NOTE 11.	RELATED PARTY TRANSACTIONS

A Rowan director is Of Counsel for the Company’s outside legal counsel which Rowan paid approximately $923,000 and $688,000 in legal fees during 2005 and 2004, respectively. The Company believes the fees reflected market rates and the services were approved by the Board of Directors.

A Rowan director served until August 2003 as a Managing Director for a financial institution to which the Company paid interest and lending fees totaling $1.0 million in 2003. Transactions with this lender were on terms and conditions, and involved interest rates and fees, then prevailing in the market and were reviewed and ratified by the Company’s Board of Directors.

NOTE 12.	DISCONTINUED OPERATIONS

In February 2005, Rowan sold the purchase options it held on four leased anchor-handling boats for approximately $21 million in cash which resulted in a gain of $13.1 million (net of a provision for income taxes of $7.6 million). The leases covering the Company’s two remaining boats expired during the second quarter of 2005, when they were returned to the lessor and Rowan exited the marine vessel business.

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 31, 2004, the Company completed the sale of its aviation operations, for approximately $118.1 million in cash, before selling expenses and subject to post-closing working capital adjustments, which resulted in a loss of $16.0 million (net of a credit for income taxes of $8.4 million). During 2005, the Company recorded an incremental loss on the sale of $1.9 million (net of a related tax benefit of $1.1 million) which resulted from post-closing working capital adjustments pursuant to the sale agreement.

The following table summarizes Rowan’s marine vessel and aviation operating results for each of the past three years, the net effects of which have been presented as discontinued operations in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2005	2004	2003

Revenues	$14,556	$153,987	$153,691
Income (loss) from operations	18,914	(46,685)	(6,824)
Net income (loss)	11,963	(28,758)	(4,441)

The amount shown in the table above for Income from operations in 2005 includes a $20.7 million gain on the sale of the Company’s marine vessel business and a $3.1 million incremental loss related to the sale of the aviation division. The amount shown above for Loss from operations in 2004 includes a $24.4 million loss on the sale of the aviation division.

The Company’s consolidated balance sheet at December 31, 2004 included the following assets and liabilities relating to its discontinued marine vessel operations (in thousands):

Trade and other receivables	$11,064
Other current assets	588

Current assets of discontinued operations	$11,652

Current liabilities of discontinued operations — trade payables	$4,064

NOTE 13.	ASSET DISPOSITIONS

Rowan received approximately $109 million in 2005 in connection with the sale or hurricane-related loss of various offshore drilling rigs. In September, the Company sold one of its oldest jack-up rigs, the Rowan-Texas, for approximately $45 million in cash, after selling expenses. During the fourth quarter, the Company received approximately $51 million in insurance proceeds related to the loss of its jack-up drilling rigs Rowan-New Orleans, Rowan-Odessa and Rowan-Fort Worth during Hurricanes Katrina and Rita.

During October 2005, Rowan agreed to sell its only semi-submersible rig, the Rowan-Midland, for approximately $60 million in cash. Payment for the rig is expected to occur over a 15-month period ending in January 2007, at which point the title to the rig will transfer to the buyer. Rowan retained ownership of much of the drilling equipment on the rig and will continue to provide a number of operating personnel under a separate services agreement.

The Rowan-Midland transaction is being accounted for as a sales-type lease with the expected gain on the sale and imputed interest income of approximately $46 million deferred until the net book value of the rig has been recovered. At December 31, 2005, Rowan had received payments totaling $12.1 million and included in assets the present value of expected future collections of $45.7 million ($14.8 million in Trade and other receivables; $30.9 million in Goodwill and other assets). At December 31, 2005, deferred income from this transaction totaled $43.8 million ($18.8 million in Other current liabilities and $25.0 million in Other liabilities).

NOTE 14.	SUBSEQUENT EVENT

On January 27, 2006, the Board of Directors of the Company declared a special cash dividend of $.25 per share of common stock that was paid on February 24, 2006 to stockholders of record on February 8, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rowan Companies, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Rowan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 15, 2006

Rowan Companies, Inc.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
PURSUANT TO SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002

The management of Rowan is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of consolidated financial statements in accordance with accounting principles generally accepted in the United States, as well as to safeguard assets from unauthorized use or disposition.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls relative to a suitable framework. The Committee of Sponsoring Organizations of the Treadway Commission (COSO) developed a formalized, organization-wide framework that embodies five interrelated components — the control environment, risk assessment, control activities, information and communication and monitoring, as they relate to three internal control objectives — operating effectiveness and efficiency, financial reporting reliability and compliance with laws and regulations.

Our assessment included an evaluation of the design of our internal control over financial reporting relative to COSO and testing of the operational effectiveness of our internal control over financial reporting. Based upon our assessment, we have concluded that our internal controls over financial reporting were effective as of December 31, 2005.

The registered public accounting firm Deloitte & Touche LLP has audited Rowan’s consolidated financial statements included in our 2005 Annual Report on Form 10-K and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ D. F. MCNEASE D. F. McNease Chairman of the Board, President and Chief Executive Officer	/s/ W. H. WELLS W. H. Wells Vice President, Finance and Treasurer

March 15, 2006	March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rowan Companies, Inc.
Houston, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, that Rowan Companies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company, and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 15, 2006

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following unaudited information for the quarters ended March 31, June 30, September 30 and December 31, 2004 and 2005 includes, in the Company’s opinion, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of such amounts (in thousands except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004:
Revenues	$144,532	$162,845	$181,574	$190,725
Income (loss) from operations	(4,396)	9,680	23,657	29,544
Income (loss) from continuing operations	(5,158)	3,974	12,283	16,386
Income (loss) from discontinued operations	(6,150)	(6,099)	(2,351)	(14,158)
Net income (loss)	(11,308)	(2,125)	9,932	2,228
Per share amounts:
Income (loss) from continuing operations — Basic	(.05)	.04	.12	.15
Income (loss) from continuing operations — Diluted	(.05)	.04	.11	.15
Income (loss) from discontinued operations — Basic	(.06)	(.06)	(.02)	(.13)
Income (loss) from discontinued operations — Diluted	(.06)	(.06)	(.02)	(.13)
Net income (loss) — Basic	(.11)	(.02)	.09	.02
Net income (loss) — Diluted	(.11)	(.02)	.09	.02

2005:
Revenues	$222,392	$244,560	$284,398	$317,432
Income from operations	43,769	67,091	119,916	109,824
Income from continuing operations	30,539	43,186	74,625	69,487
Income (loss) from discontinued operations	12,883	(920)	—	—
Net income	43,422	42,266	74,625	69,487
Per share amounts:
Income from continuing operations — Basic	.28	.40	.68	.63
Income from continuing operations — Diluted	.28	.39	.67	.63
Income (loss) from discontinued operations — Basic	.12	(.01)	—	—
Income (loss) from discontinued operations — Diluted	.12	(.01)	—	—
Net income — Basic	.40	.39	.68	.63
Net income — Diluted	.40	.39	.67	.63

The sum of the per share amounts for the quarters may not equal the per share amounts for the full year since the quarterly and full year per share computations are made independently.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

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

Our management’s assessment is that the Company did maintain effective ICFR as of December 31, 2005 within the context of the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s report on the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the attestation report of the independent registered public accounting firm, are set forth on pages 60 and 61, respectively, of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption “Election of Directors” on pages 2 and 3 and in the table on page 4, the second paragraph under the caption “Director Independence” on page 18, and the information under the captions “Audit Committee Financial Expert” and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 19 of the Proxy Statement for Rowan’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. There are no family relationships among the directors or nominees for director and the executive officers of the Company, nor any arrangements or understandings between any director or nominee for director and any other person pursuant to which such director or nominee for director was selected. Except as otherwise indicated, each Rowan director or nominee for director has been employed or engaged for the past five years in the principal occupation set forth opposite his name in the information incorporated by reference. See ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT on page 19 of this Form 10-K for information relating to executive officers. The Company’s Code of Business Conduct for Senior Financial Officers, which applies to the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, is included as an exhibit to this Form 10-K and is posted on the Company’s website, at www.rowancompanies.com.

ITEM 11.	EXECUTIVE COMPENSATION

The standard arrangement for compensating directors described under the title, “Director Compensation and Attendance” on page 5 of the Proxy Statement and the information appearing under the captions “Summary Compensation Table”, “Option Grants in Last Fiscal Year”, “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values”, “Equity Compensation Plans” and “Pension Plans” on pages 12 through 15 of the Proxy Statement are incorporated herein by reference. In accordance with the instructions to Item 402 of

Regulation S-K, the information contained in the Proxy Statement under the titles “Compensation Committee Report on Executive Compensation”, “Audit Committee Report” and “Stock Performance Graph” shall not be deemed to be filed as part of this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding security ownership of management of the Company set forth under the title “Director and Officer Stock Ownership” appearing on page 6 of the Proxy Statement and the information appearing under the title “Security Ownership of Certain Beneficial Owners” appearing on page 16 of the Proxy Statement is incorporated herein by reference.

The business address of all directors is the principal executive offices of the Company as set forth on the cover page of this Form 10-K.

The following table provides information about our common stock that may be issued upon the exercise of options and rights or the conversion of debentures under all of our existing equity compensation plans as of December 31, 2005.

	Number of Securities		Weighted Average		Number of
	to be Issued upon Exercise		Exercise Price of		Securities
	of Outstanding Options,		Outstanding Options,		Available for
Plan Category	Warrants and Rights		Warrants and Rights		Future Issuance

Equity compensation plans approved by security holders	4,643,223	(a)	$20.49	(a)	2,870,700	(b)

Equity compensation plans not approved by security holders	—		—		—

Total	4,643,223		$20.49		2,870,700

(a)	Includes the following equity compensation plans: the Restated 1988 Nonqualified Stock Option Plan, as amended, had options for 3,188,593 shares of common stock outstanding at December 31, 2005 with a weighted average exercise price of $18.48 per share; the 1998 Nonemployee Directors Stock Option Plan had options for 127,000 shares of common stock outstanding at December 31, 2005 with a weighted average exercise price of $23.03 per share; the 1998 Convertible Debenture Incentive Plan, as amended, had $29.2 million of employee debentures outstanding at December 31, 2005, convertible into 1,176,830 shares of common stock at a weighted average conversion price of $27.17 per share and the 2005 Long-Term Incentive Plan (LTIP) had options for 150,800 shares of common stock outstanding at December 31, 2005 with an exercise price of $24.98 per share.

(b)	Amount reflects shares of common stock available for issuance under the LTIP. Amount (1) includes the issuance of 36,900 restricted stock units to our non-employee directors and (2) assumes the issuance of 99,500 shares in connection with outstanding performance awards, under which anywhere from 0 to 199,000 shares may be issued in May 2008 depending upon the Company’s total shareholder return (as defined) over the three year period then ended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain business relationships and transactions between Rowan and certain directors and executive officers of the Company under the caption “Certain Transactions” appearing on page 17 of the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the last paragraph on page 10 and in the table shown on page 11 of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements

See Part II, Item 8. Financial Statement and Supplementary Data beginning on page 35 of this Form 10-K.

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

3. Exhibits:

Unless otherwise indicated below as being incorporated by reference to another filing of the Company with the Securities and Exchange Commission, each of the following exhibits is filed herewith:

3a	Restated Certificate of Incorporation dated February 17, 1984, incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491) and Exhibits 4a, 4b, 4c, 4d, 4e, 4f, 4g, 4h and 4i below.
3b	Bylaws amended as of April 23, 2004.
4a	Certificate of Change of Address of Registered Office and of Registered Agent dated July 25, 1984, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).
4b	Certificate of Amendment of Certificate of Incorporation dated April 24, 1987, incorporated by reference to Exhibit 4.5 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).
4c	Certificate of Designation of the Series A Junior Preferred Stock dated March 2, 1992, incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A/A filed on February 12, 2002 (File No. 1-5491).
4d	Certificate of Designation of (and Certificate of Correction related thereto) the Series A Preferred Stock dated August 5, 1998 and January 28, 1999, respectively, incorporated by reference to Exhibit 4.8 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).
4e	Certificate of Designation of the Series B Preferred Stock dated June 24, 1999, incorporated by reference to Exhibit 4d to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
4f	Certificate of Designation of the Series C Preferred Stock dated July 28, 2000, incorporated by reference to Exhibit 4.10 to Registration Statement No. 333-44874 on Form S-8 (File No. 1-5491).
4g	Certificate of Designation of the Series D Preferred Stock dated May 22, 2001, incorporated by reference to Exhibit 4.11 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002 (File No. 1-5491).
4h	Certificate of Designation of the Series E Preferred Stock dated October 30, 2001, incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002 (File No. 1-5491).
4i	Amended and Restated Rights Agreement, dated as of January 24, 2002, between Rowan and Computershare Trust Co. Inc. as Rights Agent, incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A/A filed on March 21, 2003 (File No. 1-5491).
4j	Specimen Common Stock certificate, incorporated by reference to Exhibit 4k to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
4k	Form of Promissory Note dated April 24, 1998 between purchasers of Series A Floating Rate Subordinated Convertible Debentures due 2008 and Rowan, incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).
4l	Form of Promissory Note dated April 22, 1999 between purchasers of Series B Floating Rate Subordinated Convertible Debentures due 2009 and Rowan, incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

4m	Form of Promissory Note date April 27, 2000 between purchasers of Series C Floating Rate Subordinated Convertible Debentures due 2010 and Rowan, incorporated by reference to Exhibit 4n to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).
4n	Form of Promissory Note date April 26, 2001 between the purchaser of Series D Floating Rate Subordinated Convertible Debentures due 2011 and Rowan, incorporated by reference to Exhibit 4p to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
4o	Form of Promissory Note date September 20, 2001 between the purchaser of Series E Floating Rate Subordinated Convertible Debentures due 2011 and Rowan, incorporated by reference to Exhibit 4q to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
10a	Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Appendix C to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491) and Form of Stock Option Agreement related thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).
10b	1998 Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491) and Form of Stock Option Agreement related thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).
10c	1998 Convertible Debenture Incentive Plan, incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491) and Form of Debenture related thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).
10d	Pension Restoration Plan, incorporated by reference to Exhibit 10h to Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).
10e	Pension Restoration Plan of LeTourneau, Inc., a wholly owned subsidiary of the Company, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).
10f	Participation Agreement dated December 1, 1984 between Rowan and Textron Financial Corporation et al. and Bareboat Charter dated December 1, 1984 between Rowan and Textron Financial Corporation et al., incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).
10g	Participation Agreement dated December 1, 1985 between Rowan and Eaton Leasing Corporation et. al. and Bareboat Charter dated December 1, 1985 between Rowan and Eaton Leasing Corporation et. al., incorporated by reference to Exhibit 10d to Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).
10h	Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1984 between Rowan and Textron Financial Corporation et al, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
10i	Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1985 between Rowan and Eaton Leasing Corporation et. al, incorporated by reference to Exhibit 10k to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
10j	Commitment to Guarantee Obligations dated December 17, 1996 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla V), incorporated by reference to Exhibit 10t to Form 10-K for fiscal year ended December 31, 1996 (File No. 1-5491).
10k	Amendment No. 1 dated June 30, 1997 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla V), incorporated by reference to Exhibit 10p to 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).
10l	Amendment No. 2 dated July 1, 1998 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla V), incorporated by reference to Exhibit 10o to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

10m	Credit Agreement and Trust Indenture both dated December 17, 1996 between Rowan and Citibank, N.A. (relating to Gorilla V), incorporated by reference to Exhibit 10u to Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).
10n	Amendment No. 1 to the Credit Agreement and Supplement No. 1 to Trust Indenture both dated July 1, 1997 between Rowan and Citibank, N.A. (relating to Gorilla V), incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).
10o	Supplement No. 2 dated July 1, 1998 to Trust Indenture between Rowan and Citibank, N.A. (relating to Gorilla V), incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).
10p	Commitment to Guarantee Obligations dated September 29, 1998 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla VI), incorporated by reference to Exhibit 10a to Form 10-Q for fiscal quarter ended September 30, 1998 (File No. 1-5491).
10q	Credit Agreement and Trust Indenture both dated September 29, 1998 between Rowan and Citibank, N.A. (relating to Gorilla VI), incorporated by reference to Exhibit 10b to Form 10-Q for the fiscal quarter ended September 30, 1998 (File No. 1-5491).
10r	Amendment No. 1 dated March 15, 2001 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla VI), incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).
10s	Supplement No. 1 dated March 15, 2001 to Trust Indenture between Rowan and Citibank, N.A. (relating to Gorilla VI), incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).
10t	Commitment to Guarantee Obligations dated October 29, 1999 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla VII), incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
10u	Credit Agreement and Trust Indenture both dated October 29, 1999 between Rowan and Citibank, N.A. (relating to Gorilla VII), incorporated by reference to Exhibit 10w to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
10v	Amendment No. 1 dated June 30, 2003 to the Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla VII), incorporated by reference to Exhibit 10x to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
10w	Supplement No. 1 dated June 30, 2003 to Trust Indenture between Rowan and Citibank, N.A. (relating to Gorilla VII), incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
10x	Commitment to Guarantee Obligations dated May 23, 2001 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to the Bob Palmer, formerly Gorilla VIII), incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
10y	Credit Agreement and Trust Indenture both dated May 23, 2001 between Rowan and Citibank, N.A. (relating to the Bob Palmer, formerly Gorilla VIII), incorporated by reference to Exhibit 10z to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
10z	Commitment to Guarantee Obligations dated May 28, 2003 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to the Scooter Yeargain), incorporated by reference to Exhibit 10bb to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
10aa	Credit Agreement and Trust Indenture both dated May 28, 2003 between Rowan and Citibank, N.A. (relating to the Scooter Yeargain), incorporated by reference to Exhibit 10cc to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

10bb	Amendment No. 1 dated June 15, 2005 to the Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to the Scooter Yeargain), incorporated by reference to Exhibit 10a to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).
10cc	Supplement No. 1 dated June 15, 2005 to Trust Indenture between Rowan and Citibank, N.A. (relating to the Scooter Yeargain), incorporated by reference to Exhibit 10b to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).
10dd	Commitment to Guarantee Obligations dated May 28, 2003 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to the Bob Keller, formerly Tarzan II), incorporated by reference to Exhibit 10dd to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
10ee	Credit Agreement and Trust Indenture both dated May 28, 2003 between Rowan and Citibank, N.A. (relating to the Bob Keller, formerly Tarzan II), incorporated by reference to Exhibit 10ee to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
10ff	Amendment No. 1 dated March 28, 2005 to Credit Agreement between Rowan and Citibank, N.A. (relating to the Bob Keller, formerly Tarzan II), incorporated by reference to Exhibit 10a to Form 10-Q for the quarterly period ended March 31, 2005 (File No. 1-5491).
10gg	Amendment No. 2 dated May 4, 2005 to Credit Agreement between Rowan and Citibank, N.A. (relating to the Bob Keller, formerly Tarzan II), incorporated by reference to Exhibit 10b to Form 10-Q for the quarterly period ended March 31, 2005 (File No. 1-5491).
10hh	Rowan Companies, Inc. 2005 Short-Term Incentive Plans, incorporated by reference to Exhibit 10.1 to Form 8-K filed May 24, 2005 (File No. 1-5491).
10ii	Consulting Agreement dated May 1, 2003 between Rowan and C. R. Palmer incorporated by reference to Exhibit 10K to Form 10-K for fiscal year ended December 31, 2003 (File No. 1-5491).
10jj	Memorandum Agreement dated January 26, 2006 between Rowan and C. R. Palmer.
10kk	Rowan Companies, Inc. 2005 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed May 10, 2005 (File No. 1-5491) and Form of Non-Employee Director 2005 Restricted Stock Unit Grant, Form of Non-Employee Director 2006 Restricted Stock Unit Grant, Form of 2005 Restricted Stock Grant Agreement, Form of 2005 Nonqualified Stock Option Agreement, of 2005 Performance Share Award Agreement related thereto, each incorporated by reference to Exhibits 10c, 10d, 10e, 10f and 10g, respectively, to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).
14	Code of Business Conduct for Senior Financial Officers of the Company, incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
21	Subsidiaries of the Registrant as of March 15, 2006.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 2005.
31	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002).
32	Section 1350 Certifications (furnished under Section 906 of the Sarbanes-Oxley Act of 2002).
99	Annual CEO Certification to the New York Stock Exchange.

*	Only portions specifically incorporated herein are deemed to be filed.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Compensatory plans in which Rowan’s directors and executive officers participate are listed as follows:

•	Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Appendix C to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491).

•	1998 Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

•	1998 Convertible Debenture Incentive Plan, incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491).

•	Pension Restoration Plan, incorporated by reference to Exhibit 10i to Form 10-K for the fiscal year ended December 31, 1992 (File 1-5491).

•	Pension Restoration Plan of LeTourneau, Inc., a wholly owned subsidiary of the Company, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

•	Rowan Companies, Inc. 2005 Profit Sharing Plan.

•	Rowan Companies, Inc. 2005 Bonus Plan.

•	Rowan Companies, Inc. 2005 Long-Term Incentive Plan.

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
(D. F. McNease
Chairman of the Board, President
and Chief Executive Officer)

Date: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ D. F. MCNEASE (D. F. McNease)	Chairman of the Board, President and Chief Executive Officer	March 15, 2006

/s/ W. H. WELLS (W. H. Wells)	Principal Financial Officer	March 15, 2006

/s/ GREGORY M. HATFIELD (Gregory M. Hatfield)	Principal Accounting Officer	March 15, 2006

/s/ *R. G. CROYLE (R. G. Croyle)	Vice Chairman of the Board	March 15, 2006

/s/ *WILLIAM T. FOX II (William T. Fox III)	Director	March 15, 2006

/s/ *SIR GRAHAM HEARNE (Sir Graham Hearne)	Director	March 15, 2006

/s/ *FREDERICK R. LAUSEN (Frederick R. Lausen)	Director	March 15, 2006

/s/ *H. E. LENTZ (H. E. Lentz)	Director	March 15, 2006

/s/ *LORD MOYNIHAN (Lord Moynihan)	Director	March 15, 2006

/s/ *C. R. PALMER (C. R. Palmer)	Director	March 15, 2006

	Signature	Title	Date

/s/ (P. Dexter Peacock)		Director

*By:	/s/ D. F. MCNEASE (D. F. McNease, Attorney-in-Fact)

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended:	Commission file number:
December 31, 2005	1-5491

ROWAN COMPANIES, INC.
(Exact name of Registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Footnote	Exhibit
Reference	Number	Exhibit Description

(1)	3a	Restated Certificate of Incorporation of the Company, dated February 17, 1984, incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491) and Exhibits 4a, 4b, 4c, 4d, 4e, 4f, 4g 4h and 4i.
(2)	3b	Bylaws amended as of April 23, 2004.
(1)	4a	Certificate of Change of Address of Registered Office and of Registered Agent dated July 25, 1984, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).
(1)	4b	Certificate of Amendment of Certificate of Incorporation dated April 24, 1987, incorporated by reference to Exhibit 4.5 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).
(1)	4c	Certificate of Designation of the Company’s Series A Junior Preferred Stock dated March 2, 1992 incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-84369 on Form 8A/A filed on February 12, 2002 (File No. 1-5491).
(1)	4d	Certificate of Designation of (and Certificate of Correction related thereto) the Company’s Series A Preferred Stock dated August 5, 1998 and January 28, 1999, respectively, incorporated by reference to Exhibit 4.8 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).
(1)	4e	Certificate of Designation of the Company’s Series B Preferred Stock dated June 24, 1999, incorporated by reference to Exhibit 4d to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
(1)	4f	Certificate of Designation of the Series C Preferred Stock dated July 28, 2000, incorporated by reference to Exhibit 4.10 to Registration Statement No. 333-44874 on Form S-8 (File No. 1-5491).
(1)	4g	Certificate of Designation of the Series D Preferred Stock dated May 22, 2001, incorporated by reference to Exhibit 4.11 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002 (File No. 1-5491).
(1)	4h	Certificate of Designation of the Series E Preferred Stock dated October 30, 2001, incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002 (File No. 1-5491).
(1)	4i	Amended and Restated Rights Agreement, dated January 24, 2002, between the Company and Citibank, N.A. as Rights Agent incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A/A filed on February 12, 2002 (File No. 1-5491).
(1)	4j	Specimen Common Stock certificate, incorporated by reference to Exhibit 4k to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
(1)	4k	Form of Promissory Note date April 24, 1998 between the purchasers of Series A Floating Rate Subordinated Convertible Debentures due 2008 and the Company, incorporated by reference to Exhibit 4h to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).
(1)	4l	Form of Promissory Note date April 22, 1999 between the purchasers of Series B Floating Rate Subordinated Convertible Debentures due 2009 and the Company incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
(1)	4m	Form of Promissory Note date April 27, 2000 between purchasers of Series C Floating Rate Subordinated Convertible Debentures due 2010 and Rowan incorporated by reference to Exhibit 4n to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).
(1)	4n	Form of Promissory Note date April 26, 2001 between the purchaser of Series D Floating Rate Subordinated Convertible Debentures due 2011 and Rowan, incorporated by reference to Exhibit 4p to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
(1)	4o	Form of Promissory Note date September 20, 2001 between the purchaser of Series E Floating Rate Subordinated Convertible Debentures due 2011 and Rowan, incorporated by reference to Exhibit 4q to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

Footnote	Exhibit
Reference	Number	Exhibit Description

(1)	10a	Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Appendix C to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491) and Form of Stock Option Agreement related thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).
(1)	10b	1998 Nonemployee Director Stock Option Plan of the Company incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491) and Form of Stock Option Agreement related thereto thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).
(1)	10c	1998 Convertible Debenture Incentive Plan, incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491) and Form of Debenture related thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).
(1)	10d	Pension Restoration Plan of the Company incorporated by reference to Exhibit 10h to Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).
(1)	10e	Pension Restoration Plan of LeTourneau, Inc incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).
(1)	10f	Participation Agreement dated December 1, 1984 between the Company and Textron Financial Corporation et al. and Bareboat Charter dated December 1, 1984 between the Company and Textron Financial Corporation et al. incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).
(1)	10g	Participation Agreement dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al. and Bareboat Charter dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al. incorporated by reference to Exhibit 10d to Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).
(1)	10h	Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1984 between the Company and Textron Financial Corporation et. al., incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
(1)	10i	Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al., incorporated by reference to Exhibit 10K to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
(1)	10j	Commitment to Guarantee Obligations and First Preferred Ship Mortgage both dated December 17, 1996 between the Company and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10t to Form 10-K for fiscal year ended December 31, 1996 (File No. 1-5491).
(1)	10k	Amendment No. 1 dated June 30, 1997 to Commitment to Guarantee Obligations between the Company and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10p to Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).
(1)	10l	Amendment No. 2 dated July 1, 1998 to Commitment to Guarantee Obligations between the Company and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10o to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).
(1)	10m	Credit Agreement and Trust Indenture both dated December 17, 1996 between the Company and Citibank, N.A. incorporated by reference to Exhibit 10u to Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).
(1)	10n	Amendment No. 1 to the Credit Agreement and Supplement No. 1 to Trust Indenture both dated July 1, 1997 between the Company and Citibank, N.A. incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).
(1)	10o	Supplement No. 2 dated July 1, 1998 to Trust Indenture between the Company and Citibank, N.A, incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

Footnote	Exhibit
Reference	Number	Exhibit Description

(1)	10p	Commitment to Guarantee Obligations and First Preferred Ship Mortgage both dated September 29, 1998 between the Company and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10a to Form 10-Q for fiscal quarter ended September 30, 1998 (File No. 1-5491).
(1)	10q	Credit Agreement and Trust Indenture both dated September 29, 1998 between the Company and Citibank, N.A. incorporated by reference to Exhibit 10b to Form 10-Q for the fiscal quarter ended September 30, 1998 (File No. 1-5491).
(1)	10r	Amendment No. 1 dated March 15, 2001 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).
(1)	10s	Supplement No. 1 dated March 15, 2001 to Trust Indenture between Rowan and Citibank, N.A. incorporated by reference to Exhibit 10w to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).
(1)	10t	Commitment to Guarantee Obligations dated October 29, 1999 and First Preferred Ship Mortgage between the Company and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
(1)	10u	Credit Agreement and Trust Indenture both dated October 29, 1999 between the Company and Citibank, N.A., incorporated by reference to Exhibit 10w to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
(1)	10v	Amendment No. 1 dated June 30, 2003 to the Commitment to Guarantee Obligations between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10x to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
(1)	10w	Supplement No. 1 dated June 30, 2003 to Trust Indenture between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
(1)	10x	Commitment to Guarantee Obligations dated May 23, 2001 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
(1)	10y	Credit Agreement and Trust Indenture both dated May 23, 2001 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10z to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
(1)	10z	Commitment to Guarantee Obligations dated May 28, 2003 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10bb to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
(1)	10aa	Credit Agreement and Trust Indenture both dated May 28, 2003 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10cc to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
(1)	10bb	Amendment No. 1 dated June 15, 2005 to the Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10a to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).
(1)	10cc	Supplement No. 1 dated June 15, 2005 to Trust Indenture between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10b to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).
(1)	10dd	Commitment to Guarantee Obligations dated May 28, 2003 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation , incorporated by reference to Exhibit 10dd to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

Footnote	Exhibit
Reference	Number	Exhibit Description

(1)	10ee	Credit Agreement and Trust Indenture both dated May 28, 2003 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10ee to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
(1)	10ff	Amendment No. 1 dated March 28, 2005 to Credit Agreement between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10a to Form 10-Q for the quarterly period ended March 31, 2005 (File No. 1-5491).
(1)	10gg	Amendment No. 2 dated May 4, 2005 to Credit Agreement between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10b to Form 10-Q for the quarterly period ended March 31, 2005 (File No. 1-5491).
(1)	10hh	Rowan Companies, Inc. 2005 Short-Term Incentive Plans, incorporated by reference to Exhibit 10.1 to Form 8-K filed May 24, 2005 (File No. 1-5491).
(1)	10ii	Consulting Agreement dated May 1, 2003 between Rowan and C. R. Palmer incorporated by reference to Exhibit 10K to Form 10-K for fiscal year ended December 31, 2003 (File No. 1-5491).
(2)	10jj	Memorandum Agreement dated January 26, 2006 between Rowan and C. R. Palmer.
(1)	10kk	Rowan Companies, Inc. 2005 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed May 10, 2005 (File No. 1-5491) and Form of Non-Employee Director 2005 Restricted Stock Unit Grant, Form of Non-Employee Director 2006 Restricted Stock Unit Grant, Form of 2005 Restricted Stock Grant Agreement, Form of 2005 Nonqualified Stock Option Agreement, of 2005 Performance Share Award Agreement related thereto, each incorporated by reference to Exhibits 10c, 10d, 10e, 10f and 10g, respectively, to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).
(1)	14	Code of Business Conduct for Senior Financial Officers of the Company, incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
(2)	21	Subsidiaries of the Registrant as of March 16, 2006.
(2)	23	Consent of Independent Registered Public Accounting Firm
(2)	24	Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 2005.
(2)	31	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002).
(2)	32	Section 1350 Certifications (Section 906 of the Sarbanes-Oxley Act of 2002).
(2)	99	Annual CEO Certification to the New York Stock Exchange.

(1)	Incorporated herein by reference to another filing of the Company with the Securities and Exchange Commission.

(2)	Included herein.