Form 10-Q
period 2006-03-31
ROWAN COMPANIES INC
filed 2006-05-10
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM_____TO_____

☑1-5491
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.   Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No☑

The number of shares of common stock, $.125 par value, outstanding at April 30, 2006 was 110,221,350.

ROWAN COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2006	2005
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$553,219	$675,903
Receivables - trade and other	336,922	253,194
Inventories - at cost:
Raw materials and supplies	192,585	169,361
Work-in-progress	43,009	26,172
Finished goods	593	477
Prepaid expenses	17,867	17,041
Deferred tax assets - net	47,200	65,984
Total current assets	1,191,395	1,208,132

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	2,271,421	2,251,714
Manufacturing plant and equipment	178,579	165,185
Construction in progress	187,077	112,939
Other property and equipment	85,995	92,992
Total	2,723,072	2,622,830
Less accumulated depreciation and amortization	904,134	902,096
Property, plant and equipment - net	1,818,938	1,720,734

GOODWILL AND OTHER ASSETS	37,044	46,317

TOTAL	$3,047,377	$2,975,183

                                   See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$64,922	$64,922
Accounts payable - trade	104,791	82,935
Deferred revenues	92,192	74,490
Billings in excess of uncompleted contract costs and estimated profit	81,788	56,821
Other current liabilities	56,171	61,445
Total current liabilities	399,864	340,613

LONG-TERM DEBT - less current maturities	531,619	550,326

OTHER LIABILITIES	131,211	149,782

DEFERRED INCOME TAXES - net	324,281	314,723

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
none issued
Common stock, $.125 par value:
Authorized 150,000,000 shares; issued 110,115,845 shares at
March 31, 2006 and 109,776,426 shares at December 31, 2005	13,764	13,722
Additional paid-in capital	974,615	970,256
Retained earnings	755,683	724,096
Unearned equity compensation	-	(4,675)
Accumulated other comprehensive loss	(83,660)	(83,660)
Total stockholders' equity	1,660,402	1,619,739

TOTAL	$3,047,377	$2,975,183

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For The Three Months
	Ended March 31,
	2006	2005
	(Unaudited)
REVENUES:
Drilling services	$217,102	$160,279
Manufacturing sales and services	82,685	62,113
Total	299,787	222,392

COSTS AND EXPENSES:
Drilling services	108,795	89,425
Manufacturing sales and services	65,387	56,674
Depreciation and amortization	20,111	19,854
Selling, general and administrative	18,509	13,260
Gain on disposals of property and equipment	(2,544)	(590)
Total	210,258	178,623

INCOME FROM OPERATIONS	89,529	43,769

OTHER INCOME (EXPENSE):
Interest expense	(6,997)	(5,856)
Less interest capitalized	1,359	771
Interest income	8,329	2,546
Gain on sale of investments	-	7,701
Other - net	132	336
Other income - net	2,823	5,498

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	92,352	49,267
Provision for income taxes	33,247	18,728
INCOME FROM CONTINUING OPERATIONS	59,105	30,539
Income from discontinued operations, net of tax	-	12,883
NET INCOME	$59,105	$43,422

PER SHARE AMOUNTS (Note 2):
Income from continuing operations - basic	$.54	$.28
Income from continuing operations - diluted	$.53	$.28

Income from discontinued operations - basic	$-	$.12
Income from discontinued operations - diluted	$-	$.12

Net income - basic	$.54	$.40
Net income - diluted	$.53	$.40

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For The Three Months
	Ended March 31,
	2006	2005
	(Unaudited)
CASH PROVIDED BY (USED IN):
Operations:
Net income	$59,105	$43,422
Adjustments to reconcile net income to net cash provided by (used in) operations:
Deferred income taxes	28,342	23,094
Depreciation and amortization	20,111	19,913
Provision for pension and postretirement benefits	7,669	6,797
Compensation expense	3,190	1,009
Contributions to pension plans	(154)	(60,931)
Postretirement benefit claims paid	(1,100)	(829)
Gain on disposals of property, plant and equipment	(2,544)	(590)
Gain on sale of boat purchase options	-	(20,866)
Gain on sales of investments	-	(7,701)
Changes in current assets and liabilities:
Receivables- trade and other	(52,866)	(22,027)
Inventories	(40,177)	(5,925)
Other current assets	(20,219)	(7,078)
Current liabilities	18,810	(2,244)
Net changes in other noncurrent assets and liabilities	(2,229)	35
Net cash provided by (used in) operations	17,938	(33,921)

Investing activities:
Capital expenditures	(108,988)	(32,274)
Proceeds from disposals of property, plant and equipment	8,622	816
Proceeds from sale of boat purchase options	-	20,866
Proceeds from sales of investments	-	7,701
Net cash used in investing activities	(100,366)	(2,891)

Financing activities:
Payment of cash dividend	(27,435)	(26,935)
Repayments of borrowings	(18,707)	(18,707)
Proceeds from stock option and convertible debenture plans	5,285	12,466
Proceeds from borrowings	-	12,589
Excess tax benefits from stock-based compensation	601	-
Net cash used in financing activities	(40,256)	(20,587)

DECREASE IN CASH AND CASH EQUIVALENTS	(122,684)	(57,399)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	675,903	465,977
CASH AND CASH EQUIVALENTS, END OF PERIOD	$553,219	$408,578

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
The consolidated financial statements of Rowan included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. Certain information and notes have been condensed or omitted as permitted by those rules and regulations. The Company believes that the disclosures included herein are adequate, but suggests that you read these consolidated financial statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Rowan believes the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005.

Rowan’s results of operations and cash flows for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the full year.

2.	Rowan’s computations of basic and diluted income per share for the three months ended March 31, 2006 and 2005 are as follows (in thousands except per share amounts):

	2006	2005

Weighted average shares of common stock outstanding	109,944	107,812
Dilutive securities:
Stock options	1,377	1,215
Convertible debentures	454	225
Weighted average shares for diluted calculations	111,775	109,252

Income from continuing operations	$59,105	$30,539
Income from continuing operations per share:
Basic	$.54	$.28
Diluted	$.53	$.28

Income from discontinued operations	$-	$12,883
Income from discontinued operations per share:
Basic	$-	$.12
Diluted	$-	$.12

Net income	$59,105	$43,422
Net income per share:
Basic	$.54	$.40
Diluted	$.53	$.40

  Rowan had 3,197,305 and 4,678,006 stock options outstanding at March 31, 2006 and 2005, respectively. Another 1,141,274 and 1,212,386 shares, respectively, were issuable at those dates through the conversion of debentures.

3.
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

The following table presents certain financial information of Rowan by operating segment as of March 31, 2006 and 2005 and for the three month periods then ended (in thousands). See Note 8 for further information regarding Rowan’s discontinued operations.

			Discontinued
	Drilling	Manufacturing	Operations	Consolidated
2006
Total assets	$2,628,509	$418,868	$-	$3,047,377
Goodwill	1,493	10,863	-	12,356
Revenues	217,102	82,685	-	299,787
Income from operations	79,639	9,890	-	89,529

2005
Total assets	$2,147,919	$310,119	$7,665	$2,465,703
Goodwill	1,493	10,863	-	12,356
Revenues	160,279	62,113	-	222,392
Income from operations	45,371	(1,602)	-	43,769

Excluded from the preceding table are the effects of transactions between segments. During the three months ended March 31, 2006 and 2005, Rowan’s manufacturing division provided approximately $43 million and $17 million, respectively, of products and services to its drilling division.

Assets are ascribed to a segment based upon their direct use. Rowan classifies its drilling rigs as domestic or foreign based upon the rig’s operating location. Accordingly, drilling rigs operating in or offshore the United States are considered domestic assets and rigs operating in other areas are deemed foreign assets. At March 31, 2006, the Company had 13 offshore rigs and 17 land rigs located in domestic areas and seven offshore rigs located in foreign areas.

Foreign source revenues for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	2006	2005

Drilling services:
Europe	$26,860	$16,925
Canada	12,579	-
Manufacturing sales and services	7,027	3,056
Total	$46,466	$19,981

4.
Rowan had no items of other comprehensive income during the three months ended March 31, 2006 and 2005. Interest payments (net of amounts capitalized) were $7.0 million and $6.8 million for the three months ended March 31, 2006 and 2005, respectively. Tax payments (net of refunds) were $5.1 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2005, Rowan received approximately $7.7 million from the sale of marketable investment securities that had a nominal carrying cost.

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

The following table summarizes the status of Rowan’s long-term construction projects in process at March 31, 2006 and December 31, 2005 (in millions):

	March 31,	December 31,
	2006	2005

Total contract value of long-term projects in process	$333.1	$261.4
Payments received	126.0	90.2
Revenues recognized	44.2	36.1
Costs recognized	36.6	29.8
Payments received in excess of revenues recognized	81.8	54.1

Billings in excess of uncompleted contract costs
and estimated profit	$81.8	$56.8
Uncompleted contract costs and estimated profit
in excess of billings	$-	$2.7

During the three months ended March 31, 2006, Rowan recognized approximately $8.1 million of manufacturing revenues and $6.8 million of costs related to long-term construction projects on the percentage-of-completion basis.

6.
Rowan’s 2005 Long-Term Incentive Plan (“LTIP”) authorizes the Company’s Board of Directors to issue, through April 22, 2015, up to 3,400,000 shares of Rowan common stock in a variety of forms, including stock options, restricted stock, restricted stock units, performance shares, stock appreciation rights and common stock grants, whose terms are governed by the LTIP. The LTIP replaced and superseded previous Rowan plans under which nonqualified stock options had been issued and remained outstanding. At March 31, 2006, awards covering 529,300 shares had been made under the LTIP, all of which occurred during 2005.

Restricted Stock Awards and Units
Restricted stock represents a full share of Rowan common stock issued with a restrictive legend that prevents its sale until the restriction is later removed. The restrictions will generally lapse over a four-year service period to the extent of 25% per year. The Company measures total compensation related to each share based upon the market value of the common stock on the date of the award and recognizes the resulting expense on a straight-line basis over the service period. During 2005, Rowan issued 242,100 shares of restricted stock to 77 key employees, with an average fair value of $25.09 per share. The total related compensation was measured at $6.1 million, of which $1.9 million had been recognized at March 31, 2006.

Restricted stock units are awards that may be settled through the issuance of Rowan common stock or the payment of cash where vesting generally occurs over a defined service period but the restriction lapses only upon termination of service. The Company measures compensation related to each unit based upon the fair market value of the underlying common stock on the date of the award and recognizes the resulting expense and liability on a straight-line basis over the service period. During 2005, Rowan issued 36,900 restricted stock units to its nonemployee directors, with an average fair value of $25.12 per unit. At March 31, 2006, Rowan had accrued $0.8 million toward future settlement of restricted stock units.

Performance Shares
Performance shares are shares of Rowan common stock whose future issuance is contingent upon the achievement of certain performance criteria. During 2005, the Company awarded 99,500 performance shares to 12 key employees, under which as many as 199,000 (and as few as zero) shares of Rowan common stock will be issued in May 2008 depending upon the Company’s total shareholder return (TSR) versus a selected industry peer group over the three-year period then ended. The Company measures and recognizes compensation expense at each period-end using the market value of the common stock on the date of the award and the expected number of shares to be issued based upon Rowan’s relative TSR performance. At March 31, 2006, Rowan had recognized $0.2 million of compensation expense related to performance shares.

Stock Options
Stock options generally become exercisable in four equal annual installments and all options not exercised expire ten years after the date of grant. Stock option activity for the three months ended March 31, 2006 was as follows:

		Weighted	Weighted
		Average	Average	Weighted
	Number of	Exercise	Fair	Average
	Options	Price	Value	Life (Yrs)

Outstanding at January 1, 2006	3,466,393	$18.93
Granted	-	-
Exercised	(268,307)	16.93
Forfeited	(781)	10.14
Outstanding at March 31, 2006	3,197,305	$19.10	$11.70	6.0

Exercisable at March 31, 2006	2,131,601	$19.06

    At March 31, 2006, Rowan had $7.1 million of unrecognized future compensation expense related to stock options.

On January 1, 2006, Rowan adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment”, as amended, which requires recognition as expense over future service or vesting periods of stock-based compensation cost measured based upon grant date fair value. Prior to 2006, Rowan accounted for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, whereby cost was measured based upon intrinsic value, or the difference, if any, between the quoted market price on the date of grant and the amount the employee was required to pay for the common stock. Accordingly, Rowan did not recognize compensation expense for stock options having an exercise price equal to the market price on the date of grant. The provisions of the original Statement 123 required a fair value measurement for all option awards, and disclosure of the effects of any stock-based compensation cost not recognized on that basis.

Rowan selected the modified prospective method of adoption, whereby the provisions of Statement 123R are applied to all stock-based awards made on or after January 1, 2006 and any outstanding but unvested awards as of that date. Accordingly, the Company’s consolidated financial statements as of and for the three months ended March 31, 2005 have not been restated to give effect to Statement 123R. In addition, there was no material cumulative effect to be recognized upon adoption of Statement 123R. The adoption of Statement 123R did impact the Company’s Stockholders’ equity components as the $4.7 million balance of Unearned equity compensation, which originated in connection with the 2005 restricted stock awards, was reclassified to, and reduced the balance of, Additional paid-in capital effective January 1, 2006.

For the three months ended March 31, 2006, Rowan recognized stock-based compensation expense of $3.1 million, including $2.4 million related to stock options, $0.5 million related to restricted stock and $0.2 million related to performance shares. As the Company made no stock-based awards during the period, these amounts reflect compensation cost for all unvested awards outstanding as of January 1, 2006, based upon original grant date fair value measurements made under Statement 123. Thus, the provisions of Statement 123R reduced the Company’s first quarter 2006 net income by approximately $1.2 million or $.01 per share. The following table illustrates the estimated effects of Statement 123R on results for the comparable period of the 2005.

For the Three
Months Ended
March 31, 2005

Net income as reported	$43,422
Stock-based compensation, net of tax effects:
As recorded under APB 25	629
Pro forma under SFAS 123	(1,791)
Pro forma net income	$42,260

Net income per share:
Basic - as reported	$0.40
Diluted - as reported	$0.39
Basic - pro forma	$0.40
Diluted - pro forma	$0.39

7.
Since 1952, Rowan has sponsored defined benefit pension plans covering substantially all of its employees. In addition, Rowan provides certain health care and life insurance benefits for retired drilling and aviation employees.

Net periodic pension cost for the three months ended March 31, 2006 and 2005 included the following components (in thousands):

	2006	2005

Service cost	$2,970	$2,774
Interest cost	6,047	5,337
Expected return on plan assets	(6,077)	(5,658)
Recognized actuarial loss	3,004	2,884
Amortization of prior service cost	42	42
Total	$5,986	$5,379

Other benefits cost for the three months ended March 31, 2006 and 2005 included the following components (in thousands):

	2006	2005

Service cost	$486	$432
Interest cost	933	838
Recognized actuarial loss	151	35
Amortization of transition obligation	163	163
Amortization of prior service cost	(50)	(50)
Total	$1,683	$1,418

  During the first quarter of 2006, Rowan contributed $1.3 million toward its pension and other benefit plans. Rowan currently expects to make additional payments totaling approximately $6 million during the remainder of 2006.

8.
In February 2005, Rowan sold the purchase options it held on four leased anchor-handling boats for approximately $21 million in cash. The leases covering the Company’s two remaining boats expired during the second quarter of 2005, when they were returned to the lessor and Rowan exited the marine vessel business. During the first three months of 2005, Rowan recognized $9.4 million of revenues and $7.9 million of expenses related to the marine vessel operations, and a $20.9 million gain on the sale of the purchase options. The aggregate effect of these items was reduced by an $8.3 million provision for income taxes.

On December 31, 2004, Rowan completed the sale of its aviation operations, conducted by Era Aviation, Inc. During the first three months of 2005, the Company recorded an incremental loss on the sale of $1.8 million, net of a related tax benefit of $0.6 million, which resulted from post-closing working capital adjustments pursuant to the sale agreement.

The revenues and expenses resulting from Rowan’s discontinued aviation and marine vessel operations for the three months ended March 31, 2005, including the gain recognized upon sale of the boat purchase options, are shown collectively and net of tax as Income from discontinued operations in the Consolidated Statements of Operations.

9.
In October 2005, Rowan sold its only semi-submersible rig for approximately $60 million in cash. Payment for the rig is expected to occur over a 15-month period ending in January 2007, at which point the title to the rig will transfer to the buyer. Rowan retained ownership of much of the drilling equipment on the rig and has continued to provide a number of operating personnel under a separate services agreement. The transaction is being accounted for as a sales-type lease with the expected gain on the sale and imputed interest income deferred until the $14 million net book value of the rig had been recovered. At March 31, 2006, Rowan had received payments totaling $15.3 million and included in Receivables the present value of expected future collections of $43.1 million. During the three months ended March 31, 2006, Rowan recognized $0.2 million of gain on the sale and $1.1 million of interest income related to this agreement.

10.
During the third quarter of 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita. At March 31, 2006, the Company included in Receivables $36.1 million of costs incurred to locate or recover the remains of those rigs for which Rowan expects full reimbursement from its insurance carriers. The Company has been notified that its carriers are reserving their right to deny reimbursement for any costs incurred in wreck and debris removal activities that they believe are outside the scope of Rowan’s coverage. Thus, it is possible that a portion of such costs will not be reimbursed, requiring a charge to operations.

The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig. However, the owner of the rig has claimed that the rig should have been insured for its fair market value and may seek recovery from Rowan for compensation above the insured value. Thus, we have assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of our equipment. On November 3, 2005, the Company filed a declaratory judgment action in Texas State Court to resolve the disagreement among the parties. Recent appraisals obtained by the owner indicate a fair market value of the rig in the range of $75-91 million.

During 2005, the Company learned that a unit of the U. S. Department of Justice (DOJ) is conducting an investigation of potential antitrust violations among helicopter transportation providers in the Gulf of Mexico. Rowan’s former aviation subsidiary, which was sold effective December 31, 2004, has received a subpoena in connection with the investigation. The Company has not been contacted by the DOJ, but the purchaser has made a claim that Rowan is responsible for any exposure it may have. The Company has disputed that claim.

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

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Rowan generated net income of $59.1 million in the first quarter of 2006 compared to $43.4 million in the same period of 2005. Income from continuing operations was $59.1 million in the first quarter of 2006 compared to $30.5 million in the same period of 2005. This improvement was largely due to effects of increased average drilling day rates and higher manufacturing sales.

A comparison of the revenues and income from drilling, manufacturing and consolidated operations for the first quarters of 2006 and 2005, respectively, is reflected below (dollars in thousands):

	Drilling		Manufacturing		Consolidated
	2006	2005	2006	2005	2006	2005

Revenues	$217,102	$160,279	$82,685	$62,113	$299,787	$222,392

Percent of Consolidated Revenues	72%	72%	28%	28%	100%	100%

Income (loss) from operations	$79,639	$45,371	$9,890	$(1,602)	$89,529	$43,769

Percent of Revenues	37%	28%	12%	-3%	30%	20%

Net interest and other income (expense)					$2,823	$5,498

Income from continuing operations					$59,105	$30,539

As shown in the preceding table, our consolidated income from operations improved by $45.8 million or 105% when comparing the first quarters of 2006 and 2005. Our drilling operations generated a $56.8 million or 35% increase in revenues and a $34.3 million or 76% improvement in operating income between periods. Our average offshore day rate was $128,600 during the first quarter of 2006, compared to $61,200 in the first quarter of 2005. Our offshore fleet was 78% utilized during the first quarter of 2006, compared to 98% in the first quarter of 2005, with much of the variance associated with the mobilization of four rigs to Saudi Arabia. This coupled with our loss of four rigs during Hurricanes Katrina and Rita caused overall rig operating days to decrease by 865 or 39% between periods. Our fleet of 17 land rigs was 98% utilized during the first quarter of 2006, compared to 95% in the first quarter of 2005, and achieved a 36% increase in average day rates between periods.

Drilling expenses increased by $19.4 million or 22% between periods. Rebillable expenses were $7.9 million higher during the first quarter of 2006 primarily due to incremental towing costs. The addition of our second Tarzan Class jack-up in September 2005 and the reactivation of one land rig in each of February 2005 and January 2006 resulted in a $4.2 million increase in expenses between periods. Repairs and maintenance and rig insurance expenses each increased by $1.9 million between periods.

Selling, general and administrative expenses incurred by our drilling division increased by $4.6 million or 52% between periods due primarily to incremental incentive-based compensation associated with the division’s improved operating results and increased professional services costs related to Sarbanes-Oxley compliance.

Our manufacturing operations generated a $20.6 million or 33% increase in revenues and an $11.5 million increase in operating income between periods. Marine group revenues increased by $14.4 million or 322% between periods and included $8.1 million related to long-term rig and rig kit construction projects during the first quarter of 2006. Drilling products group revenues increased by $12.5 million or 374% between periods and included shipments of 19 mud pumps during the first quarter of 2006, compared to two units in the same period of 2005. Equipment group revenues, though up only $1.0 million or 3% between periods, featured a more profitable mix of sales during the first quarter of 2006, with five of the six machines delivered during the period being our larger L-1850 model mining loader. The first quarter of 2005 included a $2.7 million estimated loss recognized on the drilling products group’s dredge barge project. As a result, our average margin on direct costs increased to 21% of revenues in 2006 from 9% in 2005. Manufacturing selling, general and administration expenses increased by $0.6 million or 14% between periods, primarily due to higher professional services costs.

Our manufacturing operating results exclude the effects of approximately $43 million of products and services provided to our drilling division during the first quarter of 2006, most of which was attributable to construction progress on the third Tarzan Class jack-up rig, the Hank Boswell, compared to about $17 million in the same period of 2005.

During the first quarter of 2005, we realized a $7.7 million gain on the sale of marketable investment securities that had a nominal carrying cost. This gain more than offset the effects of rising short-term investment rates applied to a growing balance of cash and cash equivalents resulting in the $2.7 million decrease between periods in Net interest and other income (expense).

In February 2005, we sold the purchase options we held on four leased anchor-handling boats for approximately $21 million in cash. The leases covering our two remaining boats expired during the second quarter of 2005, when the boats were returned to the lessor and we exited the marine vessel business. During the first quarter of 2005, we recognized $9.4 million of revenues and $7.9 million of expenses related to the marine vessel operations, and a $20.9 million gain on the sale of the purchase options. The aggregate effect of these items was reduced by an $8.3 million provision for income taxes.

On December 31, 2004, we completed the sale of our aviation operations, conducted by Era Aviation, Inc. During the first quarter of 2005, we recorded an incremental loss on the sale of $1.8 million, net of a related tax benefit of $0.6 million, which resulted from post-closing working capital adjustments pursuant to the sale agreement.

The revenues and expenses resulting from our discontinued aviation and marine vessel operations for the three months ended March 31, 2005, including the gain recognized upon the sale of the boat purchase options, are shown collectively and net of tax as Income from discontinued operations in the Consolidated Statements of Operations.

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

Hurricanes Katrina and Rita caused tremendous damage to drilling and production equipment and facilities throughout the Gulf Coast during the third quarter of 2005, and we suffered a significant loss of current and prospective revenues. These storms also had the effect of further reducing the supply of available drilling equipment in the Gulf of Mexico, which has thus far greatly improved market conditions for our remaining rigs. The cost of doing business there, however, is also rising, especially for insurance coverage. Though we have obtained coverage for our offshore operations and fleet beyond the end of 2006, our annual insurance cost will be about four times the pre-storm level and we have assumed more of the risk of certain losses.

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

Many commodity prices are at or near historically high levels due to growth in worldwide demand. Our external manufacturing backlog at March 31, 2006, of approximately $442 million, was our largest ever and more than five times the prior-year level. The backlog included $251 million related to the long-term marine construction projects that are expected to run through April 2008 and $99 million associated with 18 loaders and stackers and 83 mud pumps that should be shipped during the next twelve months. Thus far, we have been able to pass along the effects of cost increases to our customers in the form of higher sales prices.

We are optimistic that prices will remain firm, sustaining the demand for the types of equipment that we provide, and that our increased volumes will yield improved profitability. We cannot, however, accurately predict the duration of current business conditions or their impact on our operations. Our manufacturing operations will be adversely affected if conditions deteriorate.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet figures and ratios as of March 31, 2006 and December 31, 2005 is as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005

Cash and cash equivalents	$553,219	$675,903
Current assets	$1,191,395	$1,208,132
Current liabilities	$399,864	$340,613
Current ratio	2.98	3.54
Long-term debt - less current maturities	$531,619	$550,326
Stockholders' equity	$1,660,402	$1,619,739
Long-term debt/total capitalization	.24	.25

Reflected in the comparison above are the effects in the first quarter of 2006 of:

•	net cash provided by operations of $17.9 million
•	proceeds from disposals of property, plant and equipment of $8.6 million
•	proceeds from stock option and convertible debenture plans of $5.3 million
•	capital expenditures of $109.0 million
•	cash dividend payments of $27.4 million
•	debt repayments of $18.7 million

Operating cash flows during the first quarter of 2006 were after a $94.5 million net investment in working capital during the period. Receivables increased by $52.9 million due primarily to recoverable hurricane-related survey and salvage costs and the impact of revenue growth. Inventories increased by $40.2 million due primarily to growing manufacturing backlog. Non-cash or non-operating adjustments to net income during the first quarter of 2006 totaled $55.5 million and included deferred income taxes of $28.3 million and depreciation of $20.1 million.

Capital expenditures during the first quarter of 2006 included $19.9 million related to the construction of our third Tarzan Class jack-up rig, the Hank Boswell, $11.8 million related to construction of our fourth Tarzan Class jack-up rig and $42.4 million related to the construction of 12 new 2000 horsepower land rigs.

The Hank Boswell is being constructed at our Vicksburg, Mississippi facility with delivery expected during the third quarter of 2006. Another shipyard is constructing the hull of our fourth Tarzan Class jack-up and the rig should be completed during the third quarter of 2007. We have applied to MARAD for Title XI government-guaranteed financing for up to $176 million of the cost of the third and fourth Tarzan Class rigs on terms and conditions similar to those in our outstanding debt agreements. If we are unable to obtain this or any other outside financing, we could be forced to continue using working capital, if available, or postpone construction.

In December 2005, our Board of Directors approved the construction of two of a new class of jack-up rig. The 240C will be equipped for high pressure/high temperature drilling in water depths of up to 400 feet. We believe the 240C design will set a new standard as a replacement for the 116-C, which has been the "workhorse" of the global drilling industry for the past 25 years. The 240C will have more deck space, higher variable load, more drilling capacity (two million pound hook-load capability), more cantilever reach (up to 100 feet) and greater personnel capacity (108 man) than the 116-C. Each rig will cost approximately $165 million and will be constructed in Vicksburg, Mississippi with delivery expected in mid 2008 and early 2009. We currently anticipate funding construction with available cash, but will consider attractive financing alternatives.

We currently estimate that remaining 2006 capital expenditures will be between $350 million and $400 million, including approximately $41 million towards the completion of the Hank Boswell, $65-75 million towards the construction of our fourth Tarzan Class jack-up, $60-75 million towards the construction of our first 240C class jack-up and approximately $95 million towards the completion of the 12 new land rigs.

In October 2005, we sold our only semi-submersible rig for approximately $60 million in cash. Payment for the rig is expected to occur over a 15-month period ending in January 2007, at which point the title to the rig will transfer to the buyer. We retained ownership of much of the drilling equipment on the rig and will continue to provide a number of operating personnel under a separate services agreement. The transaction is being accounted for as a sales-type lease with the expected gain on the sale and imputed interest income deferred until the $14 million net book value of the rig had been recovered. At March 31, 2006, we had received payments totaling $15.3 million and included in assets the present value of expected future collections of $43.1 million. During the three months ended March 31, 2006, we recognized $0.2 million of gain on the sale and $1.1 million of interest income related to this agreement.

Our debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity, limit the amount of long-term debt and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions. We were in compliance with each of our debt covenants at March 31, 2006.

On February 25, 2005, in conjunction with the sale of our aviation operations, we paid a special cash dividend of $.25 per common share to stockholders of record on February 9, 2005. On September 1, 2005, in conjunction with the sale of several non-core assets, we paid a special cash dividend of $.25 per common share to stockholders of record on August 17, 2005. On February 24, 2006, we paid a special cash dividend of $.25 per common share to stockholders of record on February 8, 2006. At March 31, 2006, we had approximately $446 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements. On May 2, 2006, we announced our intention to pay a regular quarterly dividend of $.10 per common share, the first of which will be paid on May 26, 2006 to stockholders of record on May 12, 2006.

We contributed $137.4 million to our defined benefit pension plans over the 2003-2005 period, including almost $90 million during 2005. Minimum contribution amounts are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates. Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements, which showed an accumulated other comprehensive loss resulting from unfunded pension liabilities of $83.7 million at December 31, 2005. We expect to make additional pension contributions over the next several years even if plan assets perform as expected, though our funding requirement during the remainder of 2006 is expected to be less than $3 million. Pending federal legislation aimed at strengthening underfunded pension plans could significantly increase and accelerate our future funding requirements. We currently estimate that our 2006 pension expense will increase by approximately $5 million or about 25% over the 2005 amount.

Based on current and anticipated near-term operating levels, we believe that operating cash flows together with existing working capital will be adequate to sustain planned capital expenditures and debt service and other requirements at least through the remainder of 2006. We currently have no other available credit facilities, but believe financing could be obtained if deemed necessary.

During the third quarter of 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita. At March 31, 2006, the Company included in Receivables $36.1 million of costs incurred to locate or recover the remains of those rigs for which we expect full reimbursement from our insurance carriers. We have been notified that our carriers are reserving their right to deny reimbursement for any costs incurred in wreck and debris removal activities that they believe are outside the scope of our coverage. Thus, it is possible that a portion of such costs will not be reimbursed, requiring a charge to operations.

We leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million, a value that we believe satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of our equipment installed on the rig. However, the owner of the rig has claimed that the rig should have been insured for its fair market value and may seek recovery from us for compensation above the insured value. Thus, we have assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of our equipment. On November 3, 2005, we filed a declaratory judgment action in Texas State Court to resolve the disagreement among the parties. Recent appraisals obtained by the owner indicate a fair market value of the rig in the range of $75-91 million.

During 2005, we learned that a unit of the U. S. Department of Justice (DOJ) is conducting an investigation of potential antitrust violations among helicopter transportation providers in the Gulf of Mexico. Our former aviation subsidiary, which was sold effective December 31, 2004, has received a subpoena in connection with the investigation. We have not been contacted by the DOJ, but the purchaser has made a claim that we are responsible for any exposure it may have. We have disputed that claim.

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

Critical Accounting Policies and Management Estimates.

Our significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2005. These policies, and management judgments, assumptions and estimates made in their application, underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that our most critical accounting policies and management estimates involve revenue recognition (primarily upfront service fees for equipment moves and modifications and long-term manufacturing projects), property and depreciation (particularly capitalizable costs, useful lives and salvage values) and pension and other postretirement benefit liabilities and costs (specifically assumptions used in actuarial calculations), as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

Revenue recognition. Our drilling contracts generally provide for payment on a day rate basis, and revenues are recognized as the work progresses with the passage of time. We frequently receive lump-sum payments at the outset of a drilling assignment as upfront service fees for equipment moves or modifications, and such payments (and related costs) are recognized as drilling revenues (and expenses) over the contract period. At March 31, 2006, we had deferred $1.0 million of revenues and $29.6 million of costs related to such upfront service fees, with the latter amount primarily reflecting mobilization and modification expenses incurred in connection with our four-rig Saudi Arabia contract.

We generally recognize manufacturing sales and related costs when title passes as products are shipped. Revenues from long-term manufacturing projects such as rigs and rig kits are recognized on the percentage-of-completion basis using costs incurred relative to total estimated costs. We do not recognize any estimated profit until such projects are at least 10% complete, though a full provision is made immediately for any anticipated losses. Total estimated costs are critical to this process and are therefore reviewed on a regular basis. At March 31, 2006, we had received $126.0 million of progress payments toward long-term manufacturing projects and had recognized $44.2 million of manufacturing revenues and $36.6 million of costs related to such projects on the percentage-of-completion basis.

Property and depreciation. We provide depreciation under the straight-line method from the date an asset is placed into service based upon estimated service lives ranging up to 40 years and salvage values ranging up to 20%. We continue to operate 14 offshore rigs that were placed into service during 1971-1986 and assigned lives ranging from 12 to 15 years. Our newest and most significant assets, the Super Gorilla and Tarzan Class rigs, which collectively comprise almost two-thirds of our property, plant and equipment carrying value, carry a 25-year service life.

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

Pension and other postretirement benefit liabilities and costs. As previously mentioned, our pension and other postretirement benefit liabilities and costs are based upon actuarial computations that reflect our assumptions about future events, including long-term asset returns, interest rates, annual compensation increases, mortality rates and other factors. Key assumptions for 2006 include discount rates ranging from 5.56% to 5.68%, an expected long-term rate of return on pension plan assets of 8% and annual healthcare cost increases ranging from 10% in 2006 to 5% in 2011 and beyond. The assumed discount rate is based upon the average yield for Moody’s Aa-rated corporate bonds and the rate of return assumption reflects a probability distribution of expected long-term returns that is weighted based upon plan asset allocations. A 1-percentage-point decrease in the assumed discount rate would increase our recorded pension and other postretirement benefit liabilities by approximately $60 million, while a 1% change in the expected long-term rate of return on plan assets would change annual net benefits cost by approximately $2.8 million. A 1-percentage-point increase in the assumed healthcare cost trend rate would increase 2006 other benefits costs by $0.5 million.

Our adoption, effective January 1, 2006, of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, as amended, which requires the measurement and recognition of stock-based compensation expense based upon grant date fair value, reduced our net income during the three months ended March 31, 2006 by approximately $1.2 million or $.01 per share. Prior to 2006, we used the intrinsic value method of accounting for stock-based employee compensation pursuant to Accounting Principles Board Opinion No. 25. We estimate that use of the fair value method would have reduced reported amounts of net income and net income per share by approximately $1.2 million, or $.01 per share for the three months ended March 31, 2005.

Our adoption, effective January 1, 2006, of Statement of Financial Accounting Standards No. 151, “Inventory Costs”, which clarifies the distinction between costs that are allocable to inventory and those that are expensed as incurred, did not materially impact our financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is not significant. The Company’s outstanding debt at March 31, 2006 was comprised as follows: $348.6 million of fixed-rate notes bearing a weighted average annual interest rate of 4.52% and $247.9 million of floating-rate notes bearing a weighted average annual interest rate of 4.88%. In addition, virtually all of the Company’s transactions are carried out in U. S. dollars. Thus, Rowan’s foreign currency exposure is not material. Fluctuating commodity prices materially affect Rowan’s future earnings only to the extent that they influence demand for the Company’s products and services. Rowan does not hold or issue derivative financial instruments.

Item 4. Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

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

Our management’s assessment is that the Company did maintain effective ICFR as of March 31, 2006 within the context of the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the third quarter of 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig. However, the owner of the rig has claimed that the rig should have been insured for its fair market value and may seek recovery from Rowan for compensation above the insured value. Thus, we have assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of our equipment. On November 3, 2005, the Company filed a declaratory judgment action in Texas State Court to resolve the disagreement among the parties. Recent appraisals obtained by the owner indicate a fair market value of the rig in the range of $75-91 million.

During 2005, the Company learned that a unit of the U. S. Department of Justice (DOJ) is conducting an investigation of potential antitrust violations among helicopter transportation providers in the Gulf of Mexico. Rowan’s former aviation subsidiary, which was sold effective December 31, 2004, has received a subpoena in connection with the investigation. The Company has not been contacted by the DOJ, but the purchaser has made a claim that Rowan is responsible for any exposure it may have. The Company has disputed that claim.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of its outstanding common stock during the first quarters of 2006 or 2005. Under the terms of a Share Repurchase Program begun in June 1998, the Company was authorized, at March 31, 2006, to buy back up to approximately 1.5 million shares of its common stock.

On February 25, 2005, in conjunction with the sale of our aviation operations, we paid a special cash dividend of $.25 per common share to stockholders of record on February 9, 2005. On September 1, 2005, in conjunction with the sale of several non-core assets, we paid a special cash dividend of $.25 per common share to stockholders of record on August 17, 2005. On February 24, 2006, we paid a special cash dividend of $.25 per common share to stockholders of record on February 8, 2006.

At March 31, 2006, Rowan had approximately $446 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements. On May 2, 2006, we announced our intention to pay a regular quarterly dividend of $.10 per common share, the first of which will be paid on May 26, 2006 to stockholders of record on May 12, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on April 28, 2006, stockholders elected the two nominees for Class III Director as set forth in Rowan’s Proxy Statement relating to the meeting. With respect to such election, proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and there was no solicitation in opposition to such nominees. Of Rowan’s 109,975,782 shares of record, 89,493,426 were represented at the meeting in person or by proxy. The following numbers of votes were cast as to the Class III Director nominees: John R. Huff, 86,800,578 votes for and 2,692,848 votes withheld and Frederick R. Lausen, 86,801,203 votes for and 2,692,223 votes withheld. Also at the meeting, stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for 2006, as follows: 88,326,998 votes for, 633,411 votes against and 533,015 shares abstaining.

Item 6. Exhibits

The following is a list of Exhibits filed with this Form 10-Q:

10.1         Form of Non-Employee Director 2007 Restricted Stock Unit Grant Pursuant to the Terms  of the Rowan Companies, Inc. 2005 Long-Term Incentive Plan

10.2	Form of 2005 Rowan Companies, Inc. Long-Term Incentive Plan 2006 Restricted Stock Grant Agreement

10.3	Form of 2005 Rowan Companies, Inc. Long-Term Incentive Plan 2006 Nonqualified Stock Option Agreement

10.4	Form of 2005 Rowan Companies, Inc. Long-Term Incentive Plan 2006 Performance Share Award Agreement

31    Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

32    Section 1350 Certifications (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROWAN COMPANIES, INC.
(Registrant)

Date: May 10, 2006	/s/ W. H. WELLS
W. H. Wells
Vice President - Finance
and Treasurer
(Chief Financial Officer)

Date: May 10, 2006	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Controller
(Chief Accounting Officer)