Form 10-Q
period 2006-06-30
ROWAN COMPANIES INC
filed 2006-08-09
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

The number of shares of common stock, $.125 par value, outstanding at July 31, 2006 was 110,395,541.

ROWAN COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30,	December 31,
	2006	2005
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$488,331	$675,903
Receivables - trade and other	375,489	253,194
Inventories - at cost:
Raw materials and supplies	203,932	169,361
Work-in-progress	52,131	26,172
Finished goods	7,262	477
Prepaid expenses	68,928	17,041
Deferred tax assets - net	16,461	65,984
Total current assets	1,212,534	1,208,132

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	2,305,181	2,251,714
Manufacturing plant and equipment	190,760	165,185
Construction in progress	269,667	112,939
Other property and equipment	109,198	92,992
Total	2,874,806	2,622,830
Less accumulated depreciation and amortization	921,102	902,096
Property, plant and equipment - net	1,953,704	1,720,734

GOODWILL AND OTHER ASSETS	36,177	46,317

TOTAL	$3,202,415	$2,975,183

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$64,922	$64,922
Accounts payable - trade	103,342	82,935
Deferred revenues	98,767	74,490
Billings in excess of uncompleted contract costs and estimated profit	84,240	56,821
Other current liabilities	73,692	61,445
Total current liabilities	424,963	340,613

LONG-TERM DEBT - less current maturities	517,865	550,326

OTHER LIABILITIES	173,203	149,782

DEFERRED INCOME TAXES - net	322,376	314,723

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
Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
Common stock, $.125 par value:
Authorized 150,000,000 shares; issued 110,391,967 shares at
June 30, 2006 and 109,776,426 shares at December 31, 2005	13,799	13,722
Additional paid-in capital	979,560	970,256
Retained earnings	854,309	724,096
Unearned equity compensation	-	(4,675)
Accumulated other comprehensive loss	(83,660)	(83,660)
Total stockholders' equity	1,764,008	1,619,739

TOTAL	$3,202,415	$2,975,183

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
REVENUES:
Drilling services	$280,110	$182,637	$497,212	$342,916
Manufacturing sales and services	102,776	61,923	185,461	124,036
Total	382,886	244,560	682,673	466,952

COSTS AND EXPENSES:
Drilling services	121,389	99,182	230,184	188,607
Manufacturing sales and services	81,125	51,687	146,512	108,361
Depreciation and amortization	21,951	20,106	42,062	39,960
Selling, general and administrative	16,895	16,086	35,404	29,346
Gain on disposals of property and equipment	(24,432)	(9,592)	(26,976)	(10,182)
Total	216,928	177,469	427,186	356,092

INCOME FROM OPERATIONS	165,958	67,091	255,487	110,860

OTHER INCOME (EXPENSE):
Interest expense	(7,128)	(6,318)	(14,125)	(12,174)
Less interest capitalized	2,261	1,088	3,620	1,859
Interest income	6,948	3,565	15,277	6,111
Gain on sale of investments	-	1,852	-	9,553
Other - net	(61)	233	71	569
Other income - net	2,020	420	4,843	5,918

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	167,978	67,511	260,330	116,778
Provision for income taxes	58,287	24,325	91,534	43,053
INCOME FROM CONTINUING OPERATIONS	109,691	43,186	168,796	73,725
Income (loss) from discontinued operations, net of tax	-	(920)	-	11,963
NET INCOME	$109,691	$42,266	$168,796	$85,688

PER SHARE AMOUNTS:
Income from continuing operations - basic	$.99	$.40	$1.53	$.68
Income from continuing operations - diluted	$.98	$.39	$1.51	$.67

Income (loss) from discontinued operations - basic	$-	$(.01)	$-	$.11
Income from discontinued operations - diluted	$-	$-	$-	$.11

Net income - basic	$.99	$.39	$1.53	$.79
Net income - diluted	$.98	$.39	$1.51	$.78

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For The Six Months
	Ended June 30,
	2006	2005
	(Unaudited)
CASH PROVIDED BY (USED IN):
Operations:
Net income	$168,796	$85,688
Adjustments to reconcile net income to net cash provided by operations:
Deferred income taxes	57,176	44,847
Depreciation and amortization	42,062	40,047
Provision for pension and postretirement benefits	15,415	13,836
Compensation expense	8,777	1,936
Contributions to pension plans	(920)	(66,052)
Postretirement benefit claims paid	(1,911)	(1,950)
Gain on disposals of property, plant and equipment	(26,976)	(10,182)
Gain on sale of boat purchase options	-	(20,736)
Gain on sales of investments	-	(9,553)
Changes in current assets and liabilities:
Receivables- trade and other	(91,433)	(30,120)
Inventories	(67,315)	(18,771)
Other current assets	(51,887)	(5,269)
Accounts payable	17,248	12,212
Deferred revenues	24,277	10,026
Billings in excess of uncompleted contract costs and estimated profit	27,419	-
Current liabilities	(37,072)	6,876
Net changes in other noncurrent assets and liabilities	15,043	65
Net cash provided by operations	98,699	52,900

Investing activities:
Capital expenditures	(258,091)	(76,059)
Proceeds from disposals of property, plant and equipment	34,305	23,900
Proceeds from sale of boat purchase options	-	20,866
Proceeds from sales of investments	-	9,553
Net cash used in investing activities	(223,786)	(21,740)

Financing activities:
Payment of cash dividends	(38,462)	(26,935)
Repayments of borrowings	(32,461)	(29,472)
Proceeds from stock option and convertible debenture plans	7,841	18,789
Proceeds from borrowings	-	28,302
Excess tax benefits from stock-based compensation	597	-
Net cash used in financing activities	(62,485)	(9,316)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(187,572)	21,844
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	675,903	465,977
CASH AND CASH EQUIVALENTS, END OF PERIOD	$488,331	$487,821

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Rowan believes the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2006 and the results of its operations for the three and six months ended June 30, 2006 and 2005 and cash flows for six months ended June 30, 2006 and 2005.

Rowan’s results of operations and cash flows for the six months ended June 30, 2006 are not necessarily indicative of results to be expected for the full year.

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

The following table presents certain financial information of Rowan by operating segment as of June 30, 2006 and 2005 and for the six month periods then ended (in thousands). See Note 7 for further information regarding Rowan’s discontinued operations.

			Discontinued
	Drilling	Manufacturing	Operations	Consolidated
2006
Total assets	$2,758,006	$444,409	$-	$3,202,415
Goodwill	1,493	10,863	-	12,356
Revenues	497,212	185,461	-	682,673
Income from operations	231,207	24,280	-	255,487

2005
Total assets	$2,289,243	$324,215	$3,667	$2,617,125
Goodwill	1,493	10,863	-	12,356
Revenues	342,916	124,036	-	466,952
Income from operations	110,000	860	-	110,860

For the three months ended June 30, 2006 and 2005, drilling revenues were $280.1 million and $182.6 million, respectively, and related income from operations was $151.6 million and $64.6 million, respectively. For the three months ended June 30, 2006 and 2005, manufacturing revenues were $102.8 million and $61.9 million, respectively, and related income from operations was $14.4 million and $2.5 million, respectively.

Excluded from the preceding table are the effects of transactions between segments. During the six months ended June 30, 2006 and 2005, Rowan’s manufacturing segment provided approximately $103 million and $48 million, respectively, of products and services to its drilling segment.

Assets are ascribed to a segment based upon their direct use. Rowan classifies its drilling rigs as domestic or foreign based upon the rig’s operating location. Accordingly, drilling rigs operating in or offshore the United States are considered domestic assets and rigs operating in other areas are deemed foreign assets. At June 30, 2006, the Company had 13 offshore rigs and 18 land rigs located in domestic areas and seven offshore rigs located in foreign areas.

Foreign source revenues for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Drilling services:
Europe	$30,865	$14,670	$57,725	$31,495
Middle East	33,108	-	33,108	-
Canada	18,147	-	30,726	-
Manufacturing sales and services	4,898	3,496	11,925	6,552
Total	$87,018	$18,166	$133,484	$38,047

3.
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

The following table summarizes the status of Rowan’s long-term construction projects at June 30, 2006 and December 31, 2005 (in millions):

	June 30,	December 31,
	2006	2005

Total contract value of long-term projects (1)	$366.2	$261.4
Payments received	157.9	90.2
Revenues recognized	73.7	36.1
Costs recognized	60.8	29.8
Payments received in excess of revenues recognized	84.2	54.1

Billings in excess of uncompleted contract costs and estimated profit	$84.2	$56.8
Uncompleted contract costs and estimated profit in excess of billings
	$-	$2.7

(1) Includes projects in progress and those not yet begun for which Rowan has received advanced payments.

During the six months ended June 30, 2006, Rowan recognized approximately $37.6 million of manufacturing revenues and $31.0 million of costs related to long-term construction projects on the percentage-of-completion basis.

4.	Rowan’s computations of basic and diluted income per share for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Weighted average shares of common stock outstanding	110,322	108,559	110,134	108,188
Dilutive securities:
Stock options	1,210	994	1,293	1,168
Convertible debentures	419	199	437	211
Weighted average shares for diluted calculations	111,951	109,752	111,864	109,567

Income from continuing operations	$109,691	$43,186	$168,796	$73,725

Income from continuing operations per share:
Basic	$.99	$.40	$1.53	$.68
Diluted	$.98	$.39	$1.51	$.67

Income (loss) from discontinued operations	$-	$(920)	$-	$11,963

Income (loss) from discontinued operations per share:
Basic	$-	$(.01)	$-	$.11
Diluted	$-	$(.00)	$-	$.11

Net income	$109,691	$42,266	$168,796	$85,688
Net income per share:
Basic	$.99	$.39	$1.53	$.79
Diluted	$.98	$.39	$1.51	$.78

Rowan had 3,093,848 and 4,445,047 stock options outstanding at June 30, 2006 and 2005, respectively and another 1,105,718 and 1,176,830 shares, respectively, were issuable at those dates through the conversion of debentures.

5.
Rowan had no items of other comprehensive income during the six months ended June 30, 2006 and 2005. Interest payments (net of amounts capitalized) were $10.2 million and $9.9 million for the six months ended June 30, 2006 and 2005, respectively. Tax payments (net of refunds) were $25.3 million and $1.1 million for the six months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2005, Rowan received approximately $9.6 million from the sale of marketable investment securities that had a nominal carrying cost.

6.
Since 1952, Rowan has sponsored defined benefit pension plans covering substantially all of its employees. In addition, Rowan provides certain health care and life insurance benefits for retired drilling and aviation employees.

Net periodic pension cost for the three and six months ended June 30, 2006 and 2005 included the following components (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Service cost	$3,003	$2,805	$5,973	$5,580
Interest cost	6,114	5,396	12,161	10,733
Expected return on plan assets	(6,145)	(5,721)	(12,222)	(11,378)
Recognized actuarial loss	3,030	2,572	6,034	5,114
Amortization of prior service cost	42	42	84	84
Total	$6,044	$5,094	$12,030	$10,133

Other benefits cost for the three and six months ended June 30, 2006 and 2005 included the following components (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Service cost	$492	$437	$978	$869
Interest cost	943	848	1,876	1,686
Recognized actuarial loss	153	66	304	132
Amortization of transition obligation	165	165	328	328
Amortization of prior service cost	(51)	(51)	(101)	(101)
Total	$1,702	$1,465	$3,385	$2,914

During the first half of 2006, Rowan contributed $2.8 million toward its pension and other benefit plans. Rowan currently expects to make additional payments totaling approximately $5 million during the remainder of 2006.

7.
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

The revenues and expenses resulting from Rowan’s discontinued aviation and marine vessel operations for the three and six months ended June 30, 2005, including the gain recognized upon sale of the boat purchase options, are shown collectively and net of tax as Income from discontinued operations in the Consolidated Statements of Operations.

8.
Rowan’s 2005 Long-Term Incentive Plan (“LTIP”) authorizes the Company’s Board of Directors to issue, through April 22, 2015, up to 3,400,000 shares of Rowan common stock in a variety of forms, including stock options, restricted stock, restricted stock units, performance shares, stock appreciation rights and common stock grants, whose terms are governed by the LTIP. The LTIP replaced and superseded previous Rowan plans under which nonqualified stock options had been issued and remain outstanding. At June 30, 2006, awards covering 843,360 shares had been made under the LTIP, as follows: 314,060 in 2006 and 529,300 in 2005.

Restricted Stock Awards and Units
Restricted stock represents a full share of Rowan common stock issued with a restrictive legend that prevents its sale until the restriction is later removed. The restrictions will generally lapse ratably over a three- or four-year service period. The Company measures total compensation related to each share based upon the fair value of the common stock on the date of the award and is recognizing the resulting expense on a straight-line basis over the service period. During 2005, Rowan issued 242,100 shares of restricted stock to 77 key employees, with an average fair value of $25.09 per share. The total related compensation was measured at $6.1 million, of which $2.3 million had been recognized at June 30, 2006. During April 2006, Rowan issued 119,867 shares of restricted stock to 83 key employees, with an average fair value of $42.98 per share. The total related compensation was measured at $5.1 million, of which $0.3 million had been recognized at June 30, 2006.

Restricted stock units are awards that may be settled through the issuance of Rowan common stock or the payment of cash where vesting generally occurs over a defined service period but the restriction lapses only upon termination of service. The Company measures compensation related to each unit based upon the fair value of the underlying common stock on the date of the award and recognizes the resulting expense and liability on a straight-line basis over the service period. During 2005, Rowan issued 36,900 restricted stock units to its nonemployee directors, with an average fair value of $25.12 per unit. During April 2006, Rowan issued 15,000 restricted stock units to its nonemployee directors, with an average fair value of $43.41 per unit. At June 30, 2006, Rowan had accrued $1.1 million toward future settlement of restricted stock units.

Performance Shares
Performance shares are shares of Rowan common stock whose future issuance is contingent upon the achievement of certain performance criteria. During 2005, the Company awarded 99,500 performance shares to 12 key employees, under which as many as 199,000 (and as few as zero) shares of Rowan common stock will be issued in May 2008 depending upon the Company’s total shareholder return (TSR) ranking versus a selected industry peer group over the three-year period then ended. The Company measures and recognizes compensation expense at each period-end using the market value of the common stock on the date of the award and the expected number of shares to be issued based upon Rowan’s relative TSR performance. At June 30, 2006, Rowan had recognized no compensation expense related to the 2005 performance shares.

During April 2006, the Company awarded 115,791 performance shares to 15 key employees, under which as many as 231,582 (and as few as zero) shares of Rowan common stock will be issued in April 2009 based upon an equal weighting of the Company’s TSR and return on investment (ROI) ranking versus a selected industry peer group over the three-year period then ended. With respect to the TSR metric, the Company estimated a fair value of $42.51 per share, which is being recognized as compensation expense over the three-year performance period. The total related compensation was measured at $2.5 million, of which $0.1 million had been recognized at June 30, 2006. With respect to the ROI metric, the Company estimated compensation expense using the market value of the common stock on the date of the award of $43.85 per share and the target number of shares to be issued. The total related compensation was measured at $2.5 million, of which $0.2 million had been recognized at June 30, 2006. Compensation expense will be re-measured annually using the expected number of shares to be issued based upon Rowan’s relative ROI performance.

At June 30, 2006, Rowan had recognized an aggregate $0.3 million of compensation expense related to the 2006 performance shares.

Stock Options
Stock options generally become exercisable in four equal annual installments and all options not exercised expire ten years after the date of grant. Stock option activity for the six months ended June 30, 2006 was as follows:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number of	Exercise	Fair	Average
	Options	Price	Value	Life (Yrs)

Outstanding at January 1, 2006	3,466,393	$20.16
Granted	63,402	43.85
Exercised	(424,562)	16.71
Forfeited	(11,385)	23.25
Outstanding at June 30, 2006	3,093,848	$20.20	$12.15	5.9

Exercisable at June 30, 2006	2,239,189	$19.85

At June 30, 2006, Rowan had $6.9 million of unrecognized future compensation expense related to stock options.

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

Rowan selected the modified prospective method of adoption, whereby the provisions of Statement 123R are applied to all stock-based awards made on or after January 1, 2006 and any outstanding but unvested awards as of that date. Accordingly, the Company’s consolidated financial statements as of and for the six months ended June 30, 2005 have not been restated to give effect to Statement 123R. In addition, there was no material cumulative effect to be recognized upon adoption of Statement 123R. The adoption of Statement 123R did impact the Company’s Stockholders’ equity components as the $4.7 million balance of Unearned equity compensation, which originated in connection with the 2005 restricted stock awards, was reclassified to, and reduced the balance of, Additional paid-in capital effective January 1, 2006.

For the six months ended June 30, 2006, Rowan recognized stock-based compensation expense of $5.6 million, including $4.1 million related to stock options, $1.2 million related to restricted stock and $0.3 million related to performance shares. For the three months ended June 30, 2006, Rowan recognized stock-based compensation expense of $2.5 million, including $1.7 million related to stock options, $0.7 million related to restricted stock and $0.1 million related to performance shares. Rowan estimates that the provisions of Statement 123R reduced the Company’s second quarter 2006 net income by approximately $0.7 million or $.01 per share and reduced the Company’s first half 2006 net income by approximately $1.9 million or $.02 per share. The following table illustrates the estimated effects of Statement 123R on results for the comparable periods of 2005.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005

Net income as reported	$42,266	$85,688
Stock-based compensation, net of tax effects:
As recorded under APB 25	537	1,167
Pro forma under SFAS 123	(1,025)	(2,826)
Pro forma net income	$41,778	$84,029

Net income per share:
Basic - as reported	$0.39	$0.79
Diluted - as reported	$0.39	$0.78
Basic - pro forma	$0.38	$0.78
Diluted - pro forma	$0.38	$0.77

9.
In October 2005, Rowan sold its only semi-submersible rig for approximately $60 million in cash. Payment for the rig is expected to occur over a 15-month period ending in January 2007, at which point the title to the rig will transfer to the buyer. Rowan retained ownership of much of the drilling equipment on the rig and has continued to provide a number of operating personnel under a separate services agreement. The transaction is being accounted for as a sales-type lease with the expected gain on the sale and imputed interest income deferred until the $14 million net book value of the rig had been recovered. At June 30, 2006, Rowan had received payments totaling $35.6 million and included in Receivables the present value of expected future collections of $23.4 million. During the six months ended June 30, 2006, Rowan recognized $20.1 million of gain on the sale and $1.5 million of interest income related to this agreement.

10.
During the third quarter of 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita. Since that time, we have been conducting salvage operations. At June 30, 2006, we included in Receivables $56.5 million of costs incurred to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way. We expect to incur additional costs in the near term to fulfill our salvage obligations in amounts that may exceed our expenditures to date. Such additional costs will depend on the extent and nature of work ultimately required and the duration thereof. Our insurance carriers have notified us that they are reserving their right to deny reimbursement for any costs incurred in wreck and debris removal activities that they believe are outside the scope of our coverage. Although we believe that we have adequate insurance coverage and will be reimbursed for costs incurred and to be incurred, it is possible that a portion of such costs will not be reimbursed, requiring a future charge to operations for any shortfall. On July 20, 2006, we filed a lawsuit styled Rowan Companies, Inc. vs. Certain Underwriters at Lloyd’s and Insurance Companies Subscribing to Cover Note ARS 4183 in the 215th Judicial District Court of Harris County, Texas.  The lawsuit alleges, among other things, breach of contract and seeks a declaratory judgment.  On August 8, 2006, the Company agreed to dismiss its lawsuit while the parties attempt to resolve the claims without litigation.  If such an agreement cannot be reached, the underwriters have agreed that the Company may re-file its lawsuit in Harris County before the underwriters file suit.

We leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million, a value that we believe satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of our equipment installed on the rig. However, the owner of the rig has claimed that the rig should have been insured for its fair market value and is seeking recovery from us for compensation above the insured value. Thus, we have assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of our equipment. On November 3, 2005, we filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  Recent appraisals obtained by the owner indicate a fair market value of the rig in the range of $75-91 million.

During 2004, we learned that a unit of the U. S. Department of Justice (DOJ) is conducting a criminal investigation of environmental matters involving several of our offshore drilling rigs. We are cooperating with the investigation, including responding to the DOJ’s subpoenas for certain documentation regarding our operations.

The DOJ has a broad range of civil and criminal sanctions under environmental and other laws, which it may seek to impose against corporations and individuals in appropriate circumstances including, but not limited to, injunctive relief, fines (including multi-million dollar fines), penalties, modifications to business practices and compliance programs and other sanctions. Based on current information, we cannot predict what, if any, actions may be taken by the DOJ or other authorities or the effect any such actions may have on our consolidated financial statements.

During 2005, we learned that a unit of the DOJ is conducting an investigation of potential antitrust violations among helicopter transportation providers in the Gulf of Mexico. Our former aviation subsidiary, which was sold effective December 31, 2004, has received a subpoena in connection with the investigation. We have not been contacted by the DOJ, but the purchaser has made a claim that we are responsible for any exposure it may have. We have disputed that claim.

We are involved in various other legal proceedings incidental to our businesses and are vigorously defending our position in all such matters. We believe that there are no known contingencies, claims or lawsuits that will have a material adverse effect on our financial position, results of operations or cash flows.

11.
The extent of hurricane damage sustained throughout the Gulf Coast area in recent years has dramatically increased the cost and reduced the availability of insurance coverage for windstorm losses. Upon our April 1, 2006 policy renewal, we determined that windstorm coverage meeting the requirements of our existing debt agreements was cost-prohibitive. As all of our debt is government-guaranteed through the Title XI program of U.S. Department of Transportation’s Maritime Administration (MARAD), we requested and received from MARAD a waiver of any defaults related to insurance requirements through June 30, 2006. On August 8, 2006, we provided additional security to MARAD in return for an extension of the waiver. We have established a separate cash account containing the amount necessary to repay in full the outstanding Bob Palmer note, currently $156.1 million, and in which MARAD has a security interest. We are not obligated to repay the Bob Palmer note in advance of its scheduled maturity. In addition, we agreed to maintain at least $100 million of unrestricted cash. Finally, we agreed to restrictions on the use of certain insurance proceeds should we experience further losses. The waiver is in effect as long as these additional security provisions are in place. Each of the additional security provisions will be released by MARAD if we are able to obtain windstorm coverage that satisfies our existing debt agreements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Rowan generated net income of $168.8 million in the first half of 2006 compared to $85.7 million in the same period of 2005. Income from continuing operations was $168.8 million in the first half of 2006 compared to $73.7 million in the same period of 2005. This improvement was largely due to effects of increased average drilling day rates, higher manufacturing sales and incremental gains from equipment disposals.

A comparison of the revenues and income from drilling, manufacturing and consolidated operations for the first halves of 2006 and 2005, respectively, is reflected below (dollars in thousands):

	Drilling		Manufacturing		Consolidated
	2006	2005	2006	2005	2006	2005

Revenues	$497,212	$342,916	$185,461	$124,036	$682,673	$466,952

Percent of consolidated revenues	73%	73%	27%	27%	100%	100%

Income from operations	$231,208	$110,000	$24,279	$860	$255,487	$110,860

Percent of revenues	47%	32%	13%	1%	37%	24%

Net interest and other income					$4,843	$5,918

Income from continuing operations					$168,796	$73,725

As shown in the preceding table, our consolidated income from operations improved by $144.6 million or 130% when comparing the first halves of 2006 and 2005. Our drilling operations generated a $154.3 million or 45% increase in revenues and a $121.2 million or 110% improvement in operating income between periods. Our average offshore day rate was $137,000 during the first half of 2006, compared to $65,700 in the first half of 2005. Our offshore fleet was 86% utilized during the first half of 2006, compared to 97% in the first half of 2005, with much of the variance associated with the mobilization of four rigs to Saudi Arabia. This, coupled with our third quarter 2005 loss of four rigs during Hurricanes Katrina and Rita, caused offshore rig operating days to decrease by 1,435 or 33% between periods. Our fleet of 18 land rigs was 100% utilized during the first half of 2006, compared to 87% in the first half of 2005, and achieved a 34% increase in average day rates between periods.

Drilling expenses increased by $41.6 million or 22% between periods. Rebillable expenses were $15.7 million higher during the first half of 2006 primarily due to incremental towing costs. The addition of our second Tarzan Class jack-up in September 2005 and the activation of one land rig in each of February 2005 and January and June 2006 resulted in a $9.2 million increase in expenses between periods. Rig insurance expense increased by $14.1 million between periods primarily due to the impact of recent hurricane losses on the cost of windstorm coverage.

Selling, general and administrative expenses incurred by our drilling division increased by $5.5 million or 27% between periods due primarily to incremental incentive-based compensation associated with the division’s improved operating results and increased professional services costs related to Sarbanes-Oxley compliance.

Our drilling operations included $25.9 million of gains on property and equipment disposals during the first half of 2006, compared to $10.2 million during the first half of 2005, with the increase primarily due to collections against the October 2005 sale of our semi-submersible rig.

Our manufacturing operations generated a $61.4 million or 50% increase in revenues and a $23.4 million increase in operating income between periods. Marine group revenues increased by $49.7 million or 555% between periods and included $37.6 million related to long-term rig and rig kit construction projects during the first half of 2006. Drilling products group revenues increased by $14.3 million or 127% between periods and included shipments of 30 mud pumps during the first half of 2006, compared to 11 units in the same period of 2005. Equipment group revenues increased by $7.5 million or 10% between periods and featured a more profitable mix of sales during the first half of 2006. Eleven of the 15 machines delivered during the first half of 2006 were our larger L-1850 model mining loader and we achieved a $7.6 million or 36% increase in after-market parts sales between periods. The first half of 2005 included a $2.3 million loss recognized on the drive systems group’s dredge barge project. As a result, our average margin on direct costs increased to 21% of revenues during the first half 2006 from 13% in the first half of 2005. Manufacturing selling, general and administration expenses increased by $0.5 million or 6% between periods, primarily due to higher professional services costs.

Our manufacturing operating results exclude the effects of approximately $103 million of products and services provided to our drilling division during the first half of 2006, most of which was attributable to construction progress on the third Tarzan Class jack-up rig, the Hank Boswell, compared to about $48 million in the same period of 2005.

During the first half of 2006, we experienced the effects of rising short-term investment rates applied to a higher balance of cash and cash equivalents, and realized a $9.2 million increase in interest income over the same period of 2005. During the first half of 2005, we realized a $9.6 million gain on the sale of marketable investment securities that had a nominal carrying cost. Thus, as shown in the preceding table, Net interest and other income was relatively unchanged between periods.

In February 2005, we sold the purchase options we held on four leased anchor-handling boats for approximately $21 million in cash. The leases covering our two remaining boats expired during the second quarter of 2005, when the boats were returned to the lessor and we exited the marine vessel business. During the first half of 2005, we recognized $14.6 million of revenues and $13.3 million of expenses related to the marine vessel operations, and a $20.7 million gain on the sale of the purchase options. The aggregate effect of these items was reduced by an $8.1 million provision for income taxes.

On December 31, 2004, we completed the sale of our aviation operations, conducted by Era Aviation, Inc. During the first half of 2005, we recorded an incremental loss on the sale of $2.0 million, net of a related tax benefit of $1.1 million, which resulted from post-closing working capital adjustments pursuant to the sale agreement.

The revenues and expenses resulting from our discontinued aviation and marine vessel operations for the six months ended June 30, 2005, including the gain recognized upon the sale of the boat purchase options, are shown collectively and net of tax as Income from discontinued operations in the Consolidated Statements of Operations.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Rowan generated net income of $109.7 million in the second quarter of 2006 compared to $42.3 million in the same period of 2005. Income from continuing operations was $109.7 million in the second quarter of 2006 compared to $43.2 million in the same period of 2005. This improvement was largely due to effects of increased average drilling day rates, higher manufacturing sales and incremental gains from equipment disposals.

A comparison of the revenues and income from drilling, manufacturing and consolidated operations for the second quarters of 2006 and 2005, respectively, is reflected below (dollars in thousands):

	Drilling		Manufacturing		Consolidated
	2006	2005	2006	2005	2006	2005

Revenues	$280,110	$182,637	$102,776	$61,923	$382,886	$244,560

Percent of consolidated revenues	73%	75%	27%	25%	100%	100%

Income from operations	$151,569	$64,628	$14,389	$2,463	$169,958	$67,091

Percent of revenues	54%	35%	14%	4%	43%	27%

Net interest and other income					$2,020	$420

Income from continuing operations					$109,691	$43,186

As shown in the preceding table, our consolidated income from operations improved by $98.9 million or 147% when comparing the second quarters of 2006 and 2005. Our drilling operations generated a $97.5 million or 53% increase in revenues and an $86.9 million or 135% improvement in operating income between periods. Our average offshore day rate was $143,900 during the second quarter of 2006, compared to $69,800 in the second quarter of 2005. Our offshore fleet was 93% utilized during the second quarter of 2006, compared to 96% in the second quarter of 2005, with much of the variance associated with the mobilization of four rigs to Saudi Arabia. This, coupled with our third quarter 2005 loss of four rigs during Hurricanes Katrina and Rita, caused offshore rig operating days to decrease by 570 or 26% between periods. Our fleet of 18 land rigs was 100% utilized during the second quarter of 2006, compared to 89% in the second quarter of 2005, and achieved a 31% increase in average day rates between periods.

Drilling expenses increased by $22.2 million or 22% between periods. Rebillable expenses were $7.6 million higher during the second quarter of 2006 primarily due to incremental towing costs. The addition of our second Tarzan Class jack-up in September 2005 and the reactivation of one land rig in each of January and June 2006 resulted in a $3.9 million increase in expenses between periods. Rig insurance expense increased by $11.8 million between periods primarily due to the impact of recent hurricane losses on the cost of windstorm coverage.

Selling, general and administrative expenses incurred by our drilling division increased by $0.9 million or 8% between periods due primarily to incremental incentive-based compensation associated with the division’s improved operating results.

Our manufacturing operations generated a $40.9 million or 66% increase in revenues and an $11.9 million or 484% increase in operating income between periods. Marine group revenues increased by $35.3 million or 786% between periods and included $29.5 million related to long-term rig and rig kit construction projects during the second quarter of 2006. Drilling products group revenues increased by $1.7 million or 22% between periods and included shipments of 11 mud pumps during the second quarter of 2006, compared to nine units in the same period of 2005. Equipment group revenues increased by $6.5 million or 17% between periods and featured a more profitable mix of sales during the second quarter of 2006. Six of the nine machines delivered during the second quarter of 2006 were our larger L-1850 model mining loader and we achieved a $4.6 million or 45% increase in after-market parts sales between periods. As a result, our average margin on direct costs increased to 21% of revenues in 2006 from 17% in 2005. Manufacturing selling, general and administration expenses decreased by $0.1 million or 2% between periods.

Our manufacturing operating results exclude the effects of approximately $61 million of products and services provided to our drilling division during the second quarter of 2006, most of which was attributable to construction progress on the third Tarzan Class jack-up rig, the Hank Boswell, compared to about $31 million in the same period of 2005.

During the second quarter of 2006, we experienced the effects of rising short-term investment rates applied to a higher balance of cash and cash equivalents, and realized a $3.4 million increase in interest income over the same period of 2005. During the second quarter of 2005, we realized a $1.9 million gain on the sale of marketable investment securities that had a nominal carrying cost. Thus, as shown in the preceding table, Net interest and other income increased by $1.6 million between periods.

In February 2005, we sold the purchase options we held on four leased anchor-handling boats for approximately $21 million in cash. The leases covering our two remaining boats expired during the second quarter of 2005, when the boats were returned to the lessor and we exited the marine vessel business. During the second quarter of 2005, we recognized $5.2 million of revenues and $5.4 million of expenses related to the marine vessel operations, the net effects of which were offset by a $0.1 million income tax benefit.

On December 31, 2004, we completed the sale of our aviation operations, conducted by Era Aviation, Inc. During the second quarter of 2005, we recorded an incremental loss on the sale of $0.8 million, net of a related tax benefit of $0.5 million, which resulted from post-closing working capital adjustments pursuant to the sale agreement.

The revenues and expenses resulting from our discontinued aviation and marine vessel operations for the three months ended June 30, 2005, including the gain recognized upon the sale of the boat purchase options, are shown collectively and net of tax as Income (loss) from discontinued operations in the Consolidated Statements of Operations.

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

Hurricanes Katrina and Rita caused tremendous damage to drilling and production equipment and facilities throughout the Gulf Coast during the third quarter of 2005, and we suffered a significant loss of current and prospective revenues. These storms also had the effect of further reducing the supply of available drilling equipment in the Gulf of Mexico, which has thus far greatly improved market conditions for our remaining rigs. The cost of doing business there, however, is also rising, especially for insurance coverage. Though we have obtained limited coverage for our offshore operations and fleet beyond the end of 2006, our annual insurance cost will be about five times the pre-storm level and we have assumed more of the risk of certain losses.

Our drilling operations are currently benefiting from predominantly favorable market conditions worldwide and are profitable. There is no assurance, however, that such conditions will be sustained beyond the near-term or that our drilling operations will remain profitable. Our drilling operations will be adversely affected if market conditions deteriorate.

Though less volatile than our drilling operations, our manufacturing operations, especially the equipment group, are impacted by world commodities prices; in particular, prices for copper, iron ore, coal and gold. In addition, the prospects for our marine and drilling products groups are closely tied to the condition of the overall drilling industry and its demand for equipment, parts and services.

Many commodity prices are at or near historically high levels due to growth in worldwide demand. Our external manufacturing backlog at June 30, 2006 of approximately $567 million, was our largest ever and more than two times the prior year level. The backlog included $293 million related to the long-term marine construction projects that are expected to run through May 2008 and $109 million associated with 19 loaders and stackers and 90 mud pumps that should be shipped during the next twelve months. Thus far, we have been able to pass along the effects of cost increases to our customers in the form of higher sales prices.

We are optimistic that commodity prices will remain firm, sustaining the demand for the types of equipment that we provide, and that our increased volumes will continue to yield improving prices and profitability. We cannot, however, accurately predict the duration of current business conditions or their impact on our operations. Our manufacturing operations will be adversely affected if conditions deteriorate.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet figures and ratios as of June 30, 2006 and December 31, 2005 is as follows (dollars in thousands):

	June 30,	December 31,
	2006	2005

Cash and cash equivalents	$488,331	$675,903
Current assets	$1,212,534	$1,208,132
Current liabilities	$424,963	$340,613
Current ratio	2.85	3.54
Long-term debt - less current maturities	$517,865	$550,326
Stockholders' equity	$1,764,008	$1,619,739
Long-term debt/total capitalization	.23	.25

Reflected in the comparison above are the effects in the first half of 2006 of:

•	net cash provided by operations of $98.7 million
•	proceeds from disposals of property, plant and equipment of $34.3 million
•	proceeds from stock option and convertible debenture plans of $7.8 million
•	capital expenditures of $258.1 million
•	cash dividend payments of $38.5 million
•	debt repayments of $32.5 million

Operating cash flows during the first half of 2006 were after a $178.8 million net investment in working capital during the period. Receivables increased by $91.4 million due primarily to recoverable hurricane-related survey and salvage costs and the impact of revenue growth. Inventories increased by $67.3 million due primarily to a growing manufacturing backlog. Non-cash or non-operating adjustments to net income during the first half of 2006 totaled $93.6 million and included deferred income taxes of $57.2 million and depreciation of $42.1 million.

Capital expenditures during the first half of 2006 included $38.1 million related to the construction of our third Tarzan Class jack-up rig, the Hank Boswell, $23.7 million related to construction of our fourth Tarzan Class jack-up rig and $89.8 million related to the construction of 12 new 2000 horsepower land rigs.

The Hank Boswell was recently relocated to our Sabine Pass, Texas facility for final outfitting, and delivery is scheduled for late September 2006. Another shipyard is constructing the hull of our fourth Tarzan Class jack-up and the rig should be completed during the third quarter of 2007. We currently expect to continue funding construction of our third and fourth Tarzan Class rigs from available cash, though we earlier applied under the Title XI program of U. S. Department of Transportation’s Maritime Administration (MARAD) for government-guaranteed financing for up to $176 million of the cost of these rigs on terms and conditions similar to those in our outstanding debt agreements.

In December 2005, our Board of Directors approved the construction of two of a new class of jack-up rig. The 240C will be equipped for high pressure/high temperature drilling in water depths of up to 400 feet and have more deck space, higher variable load, more drilling capacity (two million pound hook-load capability), more cantilever reach (up to 100 feet) and greater personnel capacity (108 man) than the 116-C. Each rig will cost approximately $165 million and will be constructed in Vicksburg, Mississippi with delivery expected in mid 2008 and early 2009. Capital expenditures during the first half of 2006 included $5.6 million related to the construction of our first two 240C jack-up rigs. We currently expect to continue funding construction with available cash, but will consider attractive financing alternatives.

We currently estimate that remaining 2006 capital expenditures will be between $230 million and $260 million, including approximately $20 million towards the completion of the Hank Boswell, $50-60 million towards the construction of our fourth Tarzan Class jack-up, $55-65 million towards the construction of our first 240C class jack-up and approximately $65 million towards the completion of our 12 new land rigs.

In October 2005, we sold our only semi-submersible rig for approximately $60 million in cash. Payment for the rig is scheduled to occur over a 15-month period ending in January 2007, at which point the title to the rig will transfer to the buyer. We retained ownership of much of the drilling equipment on the rig and will continue to provide a number of operating personnel under a separate services agreement. The transaction is being accounted for as a sales-type lease with the expected gain on the sale and imputed interest income deferred until the $14 million net book value of the rig had been recovered. At June 30, 2006, we had received payments totaling $35.6 million and included in assets the present value of expected future collections of $23.4 million. During the six months ended June 30, 2006, we recognized $20.1 million of gain on the sale and $1.5 million of interest income related to this agreement.

Our debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity and limit the amount of long-term debt and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions. We were in compliance with each of these provisions at June 30, 2006. Our debt agreements also specify the minimum insurance coverage for our financed rigs. Upon our April 1, 2006 policy renewal, we determined that windstorm coverage meeting the requirements of our existing debt agreements was cost-prohibitive. We received from MARAD a waiver of any defaults related to insurance requirements through June 30, 2006. On August 8, 2006, we provided additional security to MARAD in return for an extension of the waiver. We have established a separate cash account containing the amount necessary to repay in full the outstanding Bob Palmer note, currently $156.1 million, and in which MARAD has a security interest. We are not obligated to repay the Bob Palmer note in advance of its scheduled maturity. In addition, we agreed to maintain at least $100 million of unrestricted cash. Finally, we agreed to restrictions on the use of certain insurance proceeds should we experience further losses. The waiver is in effect as long as these additional security provisions are in place. Each of the additional security provisions will be released by MARAD if we are able to obtain windstorm coverage that satisfies the requirements of our existing debt agreements.

On February 25, 2005, in conjunction with the sale of our aviation operations, we paid a special cash dividend of $.25 per common share to stockholders of record on February 9, 2005. On September 1, 2005, in conjunction with the sale of several non-core assets, we paid a special cash dividend of $.25 per common share to stockholders of record on August 17, 2005. On February 24, 2006, we paid a special cash dividend of $.25 per common share to stockholders of record on February 8, 2006. On May 2, 2006, we announced our intention to pay a regular quarterly dividend of $.10 per common share, the first of which was paid on May 26, 2006 to stockholders of record on May 12, 2006. At June 30, 2006, we had approximately $544 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements. On July 25, 2006, we announced a dividend of $.10 per common share payable on August 18, 2006 to stockholders of record on August 4, 2006.

We contributed $131.4 million to our defined benefit pension plans over the 2003 to 2005 period, including almost $90 million during 2005. Minimum contribution amounts are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates. Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements, which showed an accumulated other comprehensive loss resulting from unfunded pension liabilities of $83.7 million at December 31, 2005. We expect to make additional pension contributions over the next several years even if plan assets perform as expected, though our funding requirement during the remainder of 2006 is expected to be less than $3 million. Pending federal legislation aimed at strengthening underfunded pension plans could significantly increase and accelerate our future funding requirements. We currently estimate that our 2006 pension expense will increase by approximately $5 million or about 25% over the 2005 amount.

Based on current and anticipated near-term operating levels, we believe that operating cash flows together with existing working capital will be adequate to sustain planned capital expenditures and debt service and other requirements at least through the remainder of 2006. We currently have no other available credit facilities, but believe financing could be obtained if deemed necessary.

During the third quarter of 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita. Since that time, we have been conducting salvage operations. At June 30, 2006, we included in Receivables $56.5 million of costs incurred to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way. We expect to incur additional costs in the near term to fulfill our salvage obligations in amounts that may exceed our expenditures to date. Such additional costs will depend on the extent and nature of work ultimately required and the duration thereof. Our insurance carriers have notified us that they are reserving their right to deny reimbursement for any costs incurred in wreck and debris removal activities that they believe are outside the scope of our coverage. Although we believe that we have adequate insurance coverage and will be reimbursed for costs incurred and to be incurred, it is possible that a portion of such costs will not be reimbursed, requiring a charge to future operations for any shortfall. On July 20, 2006, we filed a lawsuit styled Rowan Companies, Inc. vs. Certain Underwriters at Lloyd’s and Insurance Companies Subscribing to Cover Note ARS 4183 in the 215th Judicial District Court of Harris County, Texas.  The lawsuit alleges, among other things, breach of contract and seeks a declaratory judgment.  On August 8, 2006, the Company agreed to dismiss its lawsuit while the parties attempt to resolve the claims without litigation.  If such an agreement cannot be reached, the underwriters have agreed that the Company may re-file its lawsuit in Harris County before the underwriters file suit.

We leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million, a value that we believe satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of our equipment installed on the rig. However, the owner of the rig has claimed that the rig should have been insured for its fair market value and is seeking recovery from us for compensation above the insured value. Thus, we have assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of our equipment. On November 3, 2005, we filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  Recent appraisals obtained by the owner indicate a fair market value of the rig in the range of $75-91 million.

During 2004, we learned that a unit of the U. S. Department of Justice (DOJ) is conducting a criminal investigation of environmental matters involving several of our offshore drilling rigs. We are cooperating with the investigation, including responding to the DOJ’s subpoenas for certain documentation regarding our operations.

The DOJ has a broad range of civil and criminal sanctions under environmental and other laws, which it may seek to impose against corporations and individuals in appropriate circumstances including, but not limited to, injunctive relief, fines (including multi-million dollar fines), penalties, modifications to business practices and compliance programs and other sanctions. Based on current information, we cannot predict what, if any, actions may be taken by the DOJ or other authorities or the effect any such actions may have on our consolidated financial statements.

During 2005, we learned that a unit of the DOJ is conducting an investigation of potential antitrust violations among helicopter transportation providers in the Gulf of Mexico. Our former aviation subsidiary, which was sold effective December 31, 2004, has received a subpoena in connection with the investigation. We have been contacted by the DOJ, but the purchaser has made a claim that we are responsible for any exposure it may have. We have disputed that claim.

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

Revenue recognition. Our drilling contracts generally provide for payment on a day rate basis, and revenues are recognized as the work progresses with the passage of time. We frequently receive lump-sum payments at the outset of a drilling assignment as upfront service fees for equipment moves or modifications, and such payments (and related costs) are recognized as drilling revenues (and expenses) over the contract period. At June 30, 2006, we had deferred $55.7 million of revenues and $32.1 million of costs related to such upfront service fees, with such amounts related to mobilization and modification activities in connection with our four-rig Saudi Arabia contract.

We generally recognize manufacturing sales and related costs when title passes as products are shipped. Revenues from long-term manufacturing projects such as rigs and rig kits are recognized on the percentage-of-completion basis using costs incurred relative to total estimated costs. We do not recognize any estimated profit until such projects are at least 10% complete, though a full provision is made immediately for any anticipated losses. Total estimated costs are critical to this process and are therefore reviewed on a regular basis. At June 30, 2006, we had received $157.9 million of progress payments toward long-term manufacturing projects and had recognized $73.7 million of manufacturing revenues and $60.8 million of costs related to such projects on the percentage-of-completion basis.

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

Our adoption, effective January 1, 2006, of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, as amended, which requires the measurement and recognition of stock-based compensation expense based upon grant date fair value, reduced our net income during the six months ended June 30, 2006 by approximately $1.9 million or $.02 per share. Prior to 2006, we used the intrinsic value method of accounting for stock-based employee compensation pursuant to Accounting Principles Board Opinion No. 25. We estimate that use of the fair value method would have reduced reported amounts of net income and net income per share by approximately $1.7 million, or $.01 per share for the six months ended June 30, 2005.

Our adoption, effective January 1, 2006, of Statement of Financial Accounting Standards No. 151, “Inventory Costs”, which clarifies the distinction between costs that are allocable to inventory and those that are expensed as incurred, did not materially impact our financial position or results of operations.

Financial Accounting Standards Board Interpretation (FIN) No. 48, issued in June 2006, clarifies the measurement and financial statement recognition of the effects of tax positions taken or expected to be taken in a tax return. We are currently evaluating the provisions of FIN 48 but do not expect our adoption, effective January 1, 2007, to materially affect our financial position or results of operations.

This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to the expectations, beliefs and future expected financial performance of Rowan that are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected by us. Among the factors that could cause actual results to differ materially are the following: oil, natural gas and other commodity prices; the level of offshore expenditures by energy companies; energy demand; the general economy, including interest rates and inflation; weather conditions in our principal operating areas; and environmental and other laws and regulations. Details of these and other risks have been disclosed in Rowan’s filings with the U. S. Securities and Exchange Commission - see Part II, Item IA of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is not significant. The Company’s outstanding debt at June 30, 2006 was comprised as follows: $337.8 million of fixed-rate notes bearing a weighted average annual interest rate of 4.57% and $245.0 million of floating-rate notes bearing a weighted average annual interest rate of 5.52%. In addition, virtually all of the Company’s transactions are carried out in U. S. dollars. Thus, Rowan’s foreign currency exposure is not material. Fluctuating commodity prices materially affect Rowan’s future earnings only to the extent that they influence demand for the Company’s products and services. Rowan does not hold or issue derivative financial instruments.

Item 4. Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

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

On March 15, 2006, our management reported that the Company did maintain effective ICFR as of December 31, 2005 within the context of the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). No change has occurred since that date that management believes has materially affected, or is reasonably likely to materially affect, the Company’s IFCR.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the third quarter of 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita. Since that time, the Company has been conducting salvage operations. At June 30, 2006, Rowan included in Receivables $56.5 million of costs incurred to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way. The Company expects to incur additional costs in the near term to fulfill its salvage obligations in amounts that may exceed its expenditures to date. Such additional costs will depend on the extent and nature of work ultimately required and the duration thereof. Rowan’s insurance carriers have notified the Company that they are reserving their right to deny reimbursement for any costs incurred in wreck and debris removal activities that they believe are outside the scope of its coverage. Although the Company believes that it has adequate insurance coverage and will be reimbursed for costs incurred and to be incurred, it is possible that a portion of such costs will not be reimbursed, requiring a charge to future operations for any shortfall. On July 20, 2006, the Company filed a lawsuit styled Rowan Companies, Inc. vs. Certain Underwriters at Lloyd’s and Insurance Companies Subscribing to Cover Note ARS 4183 in the 215th Judicial District Court of Harris County, Texas.  The lawsuit alleges, among other things, breach of contract and seeks a declaratory judgment.  On August 8, 2006, the Company agreed to dismiss its lawsuit while the parties attempt to resolve the claims without litigation.  If such an agreement cannot be reached, the underwriters have agreed that the Company may re-file its lawsuit in Harris County before the underwriters file suit.

The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig. However, the owner of the rig has claimed that the rig should have been insured for its fair market value and is seeking recovery from Rowan for compensation above the insured value. Thus, Rowan has assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of our equipment. On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  Recent appraisals obtained by the owner indicate a fair market value of the rig in the range of $75-91 million.

During 2004, the Company learned that a unit of the U. S. Department of Justice (DOJ) is conducting a criminal investigation of environmental matters involving several of Rowan’s offshore drilling rigs. The Company is cooperating with the investigation, including responding to the DOJ’s subpoenas for certain documentation regarding its operations.

The DOJ has a broad range of civil and criminal sanctions under environmental and other laws, which it may seek to impose against corporations and individuals in appropriate circumstances including, but not limited to, injunctive relief, fines (including multi-million dollar fines), penalties, modifications to business practices and compliance programs and other sanctions. Based on current information, the Company cannot predict what, if any, actions may be taken by the DOJ or other authorities or the effect any such actions may have on Rowan’s consolidated financial statements.

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

The Company is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. The Company believes that there are no known contingencies, claims or lawsuits that will have a material adverse effect on Rowan’s financial position, results of operations or cash flows.

Item 1A. Risk Factors

You should carefully consider the risk factors set forth in our Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2005 before deciding to invest in Rowan Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of its outstanding common stock during the first quarters of 2006 or 2005. Under the terms of a Share Repurchase Program begun in June 1998, the Company was authorized, at March 31, 2006, to buy back up to approximately 1.5 million shares of its common stock.

On February 25, 2005, in conjunction with the sale of our aviation operations, we paid a special cash dividend of $.25 per common share to stockholders of record on February 9, 2005. On September 1, 2005, in conjunction with the sale of several non-core assets, we paid a special cash dividend of $.25 per common share to stockholders of record on August 17, 2005. On February 24, 2006, we paid a special cash dividend of $.25 per common share to stockholders of record on February 8, 2006. On May 2, 2006, we announced our intention to pay a regular quarterly dividend of $.10 per common share, the first of which was paid on May 26, 2006 to stockholders of record on May 12, 2006.
At June 30, 2006, Rowan had approximately $544 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements. On July 25, 2006, we announced a dividend of $.10 per common share payable on August 18, 2006 to stockholders of record on August 4, 2006.

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

ROWAN COMPANIES, INC.
(Registrant)

Date: August 9, 2006	/s/ W. H. WELLS
W. H. Wells
Vice President - Finance and Treasurer
(Chief Financial Officer)

Date: August 9, 2006	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Controller
(Chief Accounting Officer)