Form 10-Q
period 2006-09-30
ROWAN COMPANIES INC
filed 2006-11-09
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The number of shares of common stock, $.125 par value, outstanding at October 31, 2006 was 110,435,536.

ROWAN COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2006	2005
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$282,874	$675,903
Restricted cash	156,077	-
Receivables - trade and other	407,022	253,194
Inventories - at cost:
Raw materials and supplies	206,895	169,361
Work-in-progress	71,221	26,172
Finished goods	3,991	477
Prepaid expenses	65,408	17,041
Deferred tax assets - net	20,437	65,984
Total current assets	1,213,925	1,208,132

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	2,522,894	2,251,714
Manufacturing plant and equipment	198,908	165,185
Construction in progress	144,336	112,939
Other property and equipment	110,881	92,992
Total	2,977,019	2,622,830
Less accumulated depreciation and amortization	941,491	902,096
Property, plant and equipment - net	2,035,528	1,720,734

GOODWILL AND OTHER ASSETS	36,313	46,317

TOTAL	$3,285,766	$2,975,183

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$64,922	$64,922
Accounts payable - trade	110,837	82,935
Deferred revenues	107,966	74,490
Billings in excess of uncompleted contract costs and estimated profit	76,543	56,821
Other current liabilities	75,824	61,445
Total current liabilities	436,092	340,613

LONG-TERM DEBT - less current maturities	499,158	550,326

OTHER LIABILITIES	170,198	149,782

DEFERRED INCOME TAXES - net	337,847	314,723

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
Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
Common stock, $.125 par value:
Authorized 150,000,000 shares; issued 110,419,665 shares at
September 30, 2006 and 109,776,426 shares at December 31, 2005	13,802	13,722
Additional paid-in capital	982,033	970,256
Retained earnings	930,296	724,096
Unearned equity compensation	-	(4,675)
Accumulated other comprehensive loss	(83,660)	(83,660)
Total stockholders' equity	1,842,471	1,619,739

TOTAL	$3,285,766	$2,975,183

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
REVENUES:
Drilling services	$289,577	$217,381	$786,789	$560,297
Manufacturing sales and services	127,537	67,017	312,998	191,053
Total	417,114	284,398	1,099,787	751,350

COSTS AND EXPENSES:
Drilling services	132,986	100,204	363,170	288,811
Manufacturing sales and services	114,391	57,950	260,903	166,311
Depreciation and amortization	23,310	20,261	65,372	60,221
Selling, general and administrative	17,326	17,941	52,730	47,286
Gain on disposals of property and equipment	(2,301)	(31,874)	(29,277)	(42,055)
Total	285,712	164,482	712,898	520,574

INCOME FROM OPERATIONS	131,402	119,916	386,889	230,776

OTHER INCOME (EXPENSE):
Interest expense	(7,198)	(6,694)	(21,323)	(18,868)
Less interest capitalized	2,971	1,182	6,591	3,041
Interest income	6,490	4,349	21,767	10,460
Gain on sale of investments	-	-	-	9,553
Other - net	(237)	(41)	(166)	528
Other income (expense) - net	2,026	(1,204)	6,869	4,714

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	133,428	118,712	393,758	235,490
Provision for income taxes	47,657	44,087	139,191	87,140
INCOME FROM CONTINUING OPERATIONS	85,771	74,625	254,567	148,350
Income from discontinued operations, net of tax	1,269	-	1,269	11,963
NET INCOME	$87,040	$74,625	$255,836	$160,313

PER SHARE AMOUNTS:
Income from continuing operations - basic	$.78	$.68	$2.31	$1.37
Income from continuing operations - diluted	$.77	$.67	$2.28	$1.35

Income from discontinued operations - basic	$.01	$-	$.01	$.11
Income from discontinued operations - diluted	$.01	$-	$.01	$.11

Net income - basic	$.79	$.68	$2.32	$1.48
Net income - diluted	$.78	$.67	$2.29	$1.46

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For The Nine Months
	Ended September 30,
	2006	2005
	(Unaudited)
CASH PROVIDED BY (USED IN):
Operations:
Net income	$255,836	$160,313
Adjustments to reconcile net income to net cash provided by operations:
Deferred income taxes	68,671	82,882
Depreciation and amortization	65,372	60,308
Provision for pension and postretirement benefits	23,238	19,063
Compensation expense	11,809	2,991
Contributions to pension plans	(6,074)	(89,057)
Postretirement benefit claims paid	(2,582)	(2,620)
Gain on disposals of property, plant and equipment	(29,277)	(42,056)
Gain on disposal of aviation operations	(1,269)	-
Gain on sale of boat purchase options	-	(20,736)
Gain on sales of investments	-	(9,553)
Changes in current assets and liabilities:
Receivables- trade and other	(122,966)	(67,599)
Inventories	(87,040)	(31,487)
Other current assets	(48,367)	(10,364)
Accounts payable	13,569	16,856
Income taxes payable	2,793	8,727
Billings in excess of uncompleted contract costs and estimated profit	19,722	37,476
Deferred revenues	8,490	(11,408)
Other current liabilities	7,530	5,040
Net changes in other noncurrent assets and liabilities	9,864	73
Net cash provided by operations	189,319	108,849

Investing activities:
Capital expenditures	(372,732)	(122,127)
Proceeds from disposals of property, plant and equipment	36,747	72,173
Increase in restricted cash balance	(156,077)	-
Proceeds from sale of aviation operations	1,953	-
Proceeds from sale of boat purchase options	-	20,866
Proceeds from sales of investments	-	9,553
Net cash used in investing activities	(490,109)	(19,535)

Financing activities:
Repayments of borrowings	(51,168)	(48,179)
Payment of cash dividends	(49,475)	(54,180)
Proceeds from stock option and convertible debenture plans	8,404	26,004
Proceeds from borrowings	-	37,486
Net cash used in financing activities	(92,239)	(38,869)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(393,029)	50,445
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	675,903	465,977
CASH AND CASH EQUIVALENTS, END OF PERIOD	$282,874	$516,422

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

Rowan believes the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2006 and the results of its operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for nine months ended September 30, 2006 and 2005.  Rowan’s results of operations and cash flows for the nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the full year.

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

The following table presents certain financial information of Rowan by operating segment as of September 30, 2006 and 2005 and for the nine month periods then ended (in thousands). See Note 7 for further information regarding Rowan’s discontinued operations.

			Discontinued
	Drilling	Manufacturing	Operations	Consolidated
2006
Total assets	$2,803,466	$482,300	$-	$3,285,766
Goodwill	1,493	10,863	-	12,356
Revenues	786,789	312,998	-	1,099,787
Income from operations	358,191	28,698	-	386,889

2005
Total assets	$2,388,557	$345,015	$458	$2,734,030
Goodwill	1,493	10,863	-	12,356
Revenues	560,297	191,053	-	751,350
Income from operations	229,907	869	-	230,776

For the three months ended September 30, 2006 and 2005, drilling revenues were $289.6 million and $217.4 million, respectively, and related income from operations was $127.0 million and $119.9 million, respectively. For the three months ended September 30, 2006 and 2005, manufacturing revenues were $127.5 million and $67.0 million, respectively, and related income from operations was $4.4 million and $0.0 million, respectively.

Excluded from the preceding table are the effects of transactions between segments. During the nine months ended September 30, 2006 and 2005, Rowan’s manufacturing segment provided approximately $173 million and $78 million, respectively, of products and services to its drilling segment.

Assets are ascribed to a segment based upon their direct use. Rowan classifies its drilling rigs as domestic or foreign based upon the rig’s operating location. Accordingly, drilling rigs operating in or offshore the United States are considered domestic assets and rigs operating in other areas are deemed foreign assets. At September 30, 2006, the Company had 13 offshore rigs and 21 land rigs located in domestic areas and eight offshore rigs located in foreign areas.

Foreign source revenues for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Drilling services:
Europe	$29,541	$21,088	$87,266	$52,583
Middle East	39,727	-	72,835	-
Canada	18,644	-	49,370	13,570
Trinidad	3,262	-	3,262	-
Manufacturing sales and services - Australia	7,456	12,268	19,381	18,820
Total	$98,630	$33,356	$232,114	$84,973

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

The following table summarizes the status of Rowan’s long-term construction projects at September 30, 2006 and December 31, 2005 (in millions):

	September 30,	December 31,
	2006	2005

Total contract value of long-term projects (1)	$366.3	$261.4
Payments received	183.0	90.2
Revenues recognized	106.5	36.1
Costs recognized	92.3	29.8
Payments received in excess of revenues recognized	76.5	54.1

Billings in excess of uncompleted contract costs and estimated profit	$76.5	$56.8

Uncompleted contract costs and estimated profit in excess of billings	$-	$2.7

(1) Includes projects in progress and those not yet begun for which Rowan has received advanced payments.

During the nine months ended September 30, 2006, Rowan recognized approximately $70.4 million of manufacturing revenues and $62.5 million of costs related to long-term construction projects on the percentage-of-completion basis.

4.	Rowan’s computations of basic and diluted income per share for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Weighted average shares of common stock outstanding	110,405	109,050	110,226	108,478
Dilutive securities:
Stock options	857	1,240	1,179	1,225
Convertible debentures	254	315	382	241
Weighted average shares for diluted calculations	111,516	110,605	111,787	109,944

Income from continuing operations	$85,771	$74,625	$254,567	$148,350

Income from continuing operations per share:
Basic	$.78	$.68	$2.31	$1.37
Diluted	$.77	$.67	$2.28	$1.35

Income from discontinued operations	$1,269	$-	$1,269	$11,963

Income from discontinued operations per share:
Basic	$.01	$-	$.01	$.11
Diluted	$.01	$-	$.01	$.11

Net income	$87,040	$74,625	$255,836	$160,313
Net income per share:
Basic	$.79	$.68	$2.32	$1.48
Diluted	$.78	$.67	$2.29	$1.46

Rowan had 3,068,330 and 3,990,855 stock options outstanding at September 30, 2006 and 2005, respectively and another 1,105,718 and 1,176,830 shares, respectively, were issuable at those dates through the conversion of debentures.

5.
Rowan had no items of other comprehensive income during the nine months ended September 30, 2006 and 2005. Interest payments (net of amounts capitalized) were $15.8 million and $16.5 million for the nine months ended September 30, 2006 and 2005, respectively. Tax payments (net of refunds) were $67.3 million and $2.7 million for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2005, Rowan received approximately $9.6 million from the sale of marketable investment securities that had a nominal carrying cost.

6.
Since 1952, Rowan has sponsored defined benefit pension plans covering substantially all of its employees. In addition, Rowan provides certain health care and life insurance benefits for retired drilling and aviation employees.

Net periodic pension cost for the three and nine months ended September 30, 2006 and 2005 included the following components (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Service cost	$3,036	$2,220	$9,009	$7,800
Interest cost	6,181	5,585	18,342	16,318
Expected return on plan assets	(6,212)	(6,349)	(18,434)	(17,727)
Recognized actuarial loss	3,055	2,810	9,089	7,924
Amortization of prior service cost	43	43	127	127
Total	$6,103	$4,309	$18,133	$14,442

Other benefits cost for the three and nine months ended September 30, 2006 and 2005 included the following components (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Service cost	$497	$489	$1,475	$1,358
Interest cost	953	948	2,829	2,634
Recognized actuarial loss	154	155	458	287
Amortization of transition obligation	167	167	495	495
Amortization of prior service cost	(51)	(52)	(152)	(153)
Total	$1,720	$1,707	$5,105	$4,621

During the first nine months of 2006, Rowan contributed $8.7 million toward its pension and other benefit plans. Rowan currently expects that additional contributions during the remainder of 2006 will not exceed $1 million.

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

On December 31, 2004, Rowan completed the sale of its aviation operations. During the first nine months of 2005, the Company recorded an incremental loss on the sale of $2.0 million, net of a related tax benefit of $1.1 million, which resulted from post-closing working capital adjustments pursuant to the sale agreement. During August 2006, the Company received a $2.0 million refund of excise taxes related to its aviation operations that were paid under protest in 2004, and recorded $1.3 million of after-tax income from discontinued operations.

The revenues, expenses, gains and losses attributable to Rowan’s discontinued aviation and marine vessel operations during the three and nine months ended September 30, 2006 and 2005 are shown collectively and net of tax as Income from discontinued operations in the Consolidated Statements of Operations.

8.
Rowan’s 2005 Long-Term Incentive Plan (“LTIP”) authorizes the Company’s Board of Directors to issue, through April 22, 2015, up to 3,400,000 shares of Rowan common stock in a variety of forms, including stock options, restricted stock, restricted stock units, performance shares, stock appreciation rights and common stock grants, whose terms are governed by the LTIP. The LTIP replaced and superseded previous Rowan plans under which nonqualified stock options had been issued and remain outstanding. At September 30, 2006, awards covering 843,360 shares had been made under the LTIP, as follows: 314,060 in 2006 and 529,300 in 2005.

Restricted Stock Awards and Units
Restricted stock represents a full share of Rowan common stock issued with a restrictive legend that prevents its sale until the restriction is later removed. The restrictions will generally lapse ratably over a three- or four-year service period. The Company measures total compensation related to each share based upon the fair value of the common stock on the date of the award and is recognizing the resulting expense on a straight-line basis over the service period. During 2005, Rowan issued 242,100 shares of restricted stock to 77 key employees, with an average fair value of $25.09 per share. The total related compensation was measured at $6.1 million, of which $2.8 million had been recognized at September 30, 2006, including $0.5 million during the three months then ended. During April 2006, Rowan issued 119,867 shares of restricted stock to 83 key employees, with an average fair value of $42.98 per share. The total related compensation was measured at $5.1 million, of which $0.7 million had been recognized at September 30, 2006, including $0.4 million during the three months then ended.

Restricted stock units are awards that may be settled through the issuance of Rowan common stock or the payment of cash where vesting generally occurs over a defined service period but the restriction lapses only upon termination of service. The Company measures compensation related to each unit based upon the fair value of the underlying common stock on the date of the award and recognizes the resulting expense and liability on a straight-line basis over the service period. During 2005, Rowan issued 36,900 restricted stock units to its nonemployee directors, with an average fair value of $25.12 per unit. During April 2006, Rowan issued 15,000 restricted stock units to its nonemployee directors, with an average fair value of $43.41 per unit. At September 30, 2006, Rowan had accrued $1.0 million toward future settlement of restricted stock units.

Performance Shares
Performance shares are shares of Rowan common stock whose future issuance is contingent upon the achievement of certain performance criteria. During 2005, the Company awarded 99,500 performance shares to 12 key employees, under which as many as 199,000 (and as few as zero) shares of Rowan common stock will be issued in May 2008 depending upon the Company’s total shareholder return (TSR) ranking versus a selected industry peer group over the three-year period then ended. The Company measures and recognizes compensation expense at each period-end using the market value of the common stock on the date of the award and the expected number of shares to be issued based upon Rowan’s relative TSR performance. At September 30, 2006, Rowan had recognized no compensation expense related to the 2005 performance shares.

During April 2006, the Company awarded 115,791 performance shares to 15 key employees, under which as many as 231,582 (and as few as zero) shares of Rowan common stock will be issued in April 2009 based upon an equal weighting of the Company’s TSR and return on investment (ROI) ranking versus a selected industry peer group over the three-year period then ended. With respect to the TSR metric, the Company estimated a fair value of $42.51 per share, which is being recognized as compensation expense over the three-year performance period. The total related compensation was measured at $2.5 million, of which $0.3 million had been recognized at September 30, 2006, including $0.2 million during the three months then ended. With respect to the ROI metric, the Company estimated compensation expense using the market value of the common stock on the date of the award of $43.85 per share and the target number of shares to be issued. The total related compensation was measured at $2.5 million, of which $0.4 million had been recognized at September 30, 2006, including $0.2 million during the three months then ended. Compensation expense will be re-measured annually using the expected number of shares to be issued based upon Rowan’s relative ROI performance.

At September 30, 2006, Rowan had recognized an aggregate $0.7 million of compensation expense related to the 2006 performance shares, including $0.4 million during the three months then ended.

Stock Options
Stock options generally become exercisable in four equal annual installments and expire, if not exercised, ten years after the date of grant. Stock option activity for the nine months ended September 30, 2006 was as follows:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number of	Exercise	Fair	Average
	Options	Price	Value	Life (Yrs)

Outstanding at January 1, 2006	3,466,393	$20.13
Granted	63,402	43.85
Exercised	(446,658)	16.64
Forfeited	(14,807)	21.89
Outstanding at September 30, 2006	3,068,330	$20.21	$12.14	5.7

Exercisable at September 30, 2006	2,403,320	$19.91

At September 30, 2006, Rowan had $5.7 million of unrecognized future compensation expense related to stock options.

On January 1, 2006, Rowan adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment”, as amended (“Statement 123R”), which requires recognition as expense over future service or vesting periods of stock-based compensation cost measured based upon grant date fair value. Prior to 2006, Rowan accounted for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, whereby cost was measured based upon intrinsic value, or the difference, if any, between the quoted market price on the date of grant and the amount the employee was required to pay for the common stock. Accordingly, Rowan did not recognize compensation expense for stock options having an exercise price equal to the market price on the date of grant. The provisions of Statement 123 required a fair value measurement for all option awards, and disclosure of the effects of any stock-based compensation cost not recognized on that basis.

Rowan selected the modified prospective method of adoption, whereby the provisions of Statement 123R are applied to all stock-based awards made on or after January 1, 2006 and any outstanding but unvested awards as of that date. Accordingly, the Company’s consolidated financial statements as of and for the nine months ended September 30, 2005 have not been restated to give effect to Statement 123R. In addition, there was no material cumulative effect to be recognized upon adoption of Statement 123R. The adoption of Statement 123R did impact the Company’s Stockholders’ equity components as the $4.7 million balance of Unearned equity compensation, which originated in connection with the 2005 restricted stock awards, was reclassified to, and reduced the balance of, Additional paid-in capital effective January 1, 2006.

For the nine months ended September 30, 2006, Rowan recognized stock-based compensation expense of $8.6 million, including $5.3 million related to stock options, $2.6 million related to restricted stock and units and $0.7 million related to performance shares. For the three months ended September 30, 2006, Rowan recognized stock-based compensation expense of $2.7 million, including $1.2 million related to stock options, $1.1 million related to restricted stock and units and $0.4 million related to performance shares. Rowan estimates that the provisions of Statement 123R reduced the Company’s net income by approximately $2.3 million or $.02 per share during the first nine months of 2006 and by approximately $0.4 million or $.01 per share, respectively, during the third quarter of 2006. The following table illustrates the estimated effects of Statement 123R on results for the comparable periods of 2005.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income as reported	$74,625	$160,313
Stock-based compensation, net of tax effects:
As recorded under APB 25	663	1,829
Pro forma under SFAS 123	(999)	(3,821)
Pro forma net income	$74,289	$158,321

Net income per share:
Basic - as reported	$0.68	$1.48
Diluted - as reported	$0.67	$1.46
Basic - pro forma	$0.68	$1.46
Diluted - pro forma	$0.67	$1.44

9.
In October 2005, Rowan sold its only semi-submersible rig for approximately $60 million in cash. Payment for the rig has been occurring over a 15-month period ending in January 2007, at which point the title to the rig will transfer to the buyer. Rowan retained ownership of much of the drilling equipment on the rig and has continued to provide a number of operating personnel under a separate services agreement. The transaction is being accounted for as a sales-type lease with the expected gain on the sale and imputed interest income deferred until the $14 million net book value of the rig had been recovered. At September 30, 2006, Rowan had received payments totaling $35.6 million and included in Receivables the present value of expected future collections of $23.4 million. During the nine months ended September 30, 2006, Rowan recognized $20.1 million of gain on the sale and $1.8 million of interest income related to this agreement.

10.
During the third quarter of 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita. Since that time, the Company has been conducting salvage operations. At September 30, 2006, Rowan had incurred $75.4 million of costs to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way. At that date, $30.3 million had been reimbursed through insurance, leaving $45.1 million included in Receivables. The Company expects to incur additional costs in the near term to fulfill its obligations to remove wreckage and debris in amounts that may exceed its expenditures to date. Such additional costs will depend on the extent and nature of work ultimately required and the duration thereof. Previously, the Company reported the filing of a lawsuit styled Rowan Companies, Inc. vs. Certain Underwriters at Lloyd’s and Insurance Companies Subscribing to Cover Note ARS 4183 in the 215th Judicial District Court of Harris County, Texas.  The lawsuit was withdrawn following the agreement by such underwriters to reimburse the Company for the reasonable cost of removing wreckage and debris remaining on the drilling locations. Recently, certain of Rowan’s insurance underwriters at higher limits of liability have notified the Company that they are reserving their right to deny coverage for any costs incurred in wreckage and debris removal activities that they believe are outside the scope of their policy, though the Company does not expect such costs to reach these higher limits until 2007. Although the Company believes that it has insurance coverage and will be reimbursed for costs incurred and to be incurred, it is possible that a portion of such costs will not be reimbursed, requiring a charge to future operations for any shortfall.

The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig. However, the owner of the rig has claimed that the rig should have been insured for its fair market value and is seeking recovery from Rowan for compensation above the insured value. Thus, Rowan has assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of our equipment. On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner has filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig. Should the owner prevail on that action, Rowan could be liable for the approximately $40 million difference between the owner’s claim and the insurance coverage.

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

11.
The extent of hurricane damage sustained throughout the Gulf Coast area in recent years has dramatically increased the cost and reduced the availability of insurance coverage for windstorm losses. Upon our April 1, 2006 policy renewal, we determined that windstorm coverage meeting the requirements of our existing debt agreements was cost-prohibitive. As all of Rowan’s debt is government-guaranteed through the Title XI program of U.S. Department of Transportation’s Maritime Administration (MARAD), the Company requested and received from MARAD a waiver of any defaults related to insurance requirements through June 30, 2006. On August 8, 2006, Rowan provided additional security to MARAD. The Company has established a separate cash account containing the amount necessary to repay in full the outstanding Bob Palmer note, currently $156.1 million, and in which MARAD has a security interest. This amount is shown separately as Restricted cash on Company’s Consolidated Balance Sheet. Rowan is not obligated to repay the Bob Palmer note in advance of its scheduled maturity. In addition, the Company agreed to maintain at least $100 million of unrestricted cash. Finally, the Company agreed to restrictions on the use of certain insurance proceeds should it experience further losses. Each of the additional security provisions will be released by MARAD if Rowan is able to obtain windstorm coverage that satisfies the Company’s existing debt agreements.

12.
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

Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, requires that the funded status of such plans be fully recognized in our December 31, 2006 Consolidated Balance Sheet. We are currently evaluating the effect of Statement 158 on our financial position.

We do not believe that Securities and Exchange Commission Staff Accounting Bulletin No. 108, which sets forth the Staff’s views regarding the process of quantifying financial statement misstatements, will materially affect our financial position or results of operations.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Rowan generated income from continuing operations of $254.6 million in the first nine months of 2006 compared to $148.4 million in the same period of 2005. This improvement was largely due to effects of increased average drilling day rates and higher manufacturing sales.

The following table compares revenues and operating results from drilling, manufacturing and consolidated operations for the first nine months of 2006 and 2005 (dollars in thousands):

	Drilling		Manufacturing		Consolidated
	2006	2005	2006	2005	2006	2005

Revenues	$786,789	$560,297	$312,998	$191,053	$1,099,787	$751,350

Percent of consolidated revenues	72%	75%	28%	25%	100%	100%

Income from operations	$358,191	$229,907	$28,698	$869	$386,889	$230,776

Percent of revenues	46%	41%	9%	0%	35%	31%

Net interest and other income					$6,869	$4,714

Income from continuing operations					$254,567	$148,350

As shown in the preceding table, our consolidated income from continuing operations improved by $106.2 million or 72% when comparing the first nine months of 2006 and 2005.

Our drilling operations generated a $226.5 million or 40% increase in revenues and a $128.3 million or 56% improvement in operating income between periods. Our average offshore day rate was $140,400 during the first nine months of 2006, compared to $71,500 in the same period of 2005. Our offshore fleet was 87% utilized during the first nine months of 2006, compared to 97% in the same period of 2005, with much of the variance associated with the mobilization of four rigs to Saudi Arabia. This, coupled with our third quarter 2005 loss of four rigs during Hurricanes Katrina and Rita, caused offshore rig operating days to decrease by 1,733 or 28% between periods. Our fleet of 21 land rigs was 99% utilized during the first nine months of 2006, compared to 87% in the same period of 2005, and achieved a 29% increase in average day rates between periods.

Drilling expenses increased by $74.4 million or 26% between periods. Rig insurance expense increased by $25.1 million between periods primarily due to the impact of 2005 hurricane losses on the cost of windstorm coverage. Rebillable expenses were $20.6 million higher during the first nine months of 2006 primarily due to incremental towing costs. The addition of our second Tarzan Class jack-up in September 2005 and the activation of four new land rigs resulted in a $9.5 million increase in expenses between periods. Repairs and maintenance expenses increased by $8.8 million between periods.

Selling, general and administrative expenses incurred by our drilling division increased by $4.5 million or 14% between periods due primarily to incremental incentive-based compensation associated with the division’s improved operating results.

Our drilling operations included $28.1 million of gains on property and equipment disposals during the first nine months of 2006, compared to $43.0 million during the same period of 2005, with the 2006 amount primarily due to collections relating to the October 2005 sale of our semi-submersible rig. In September 2005, we sold one of our oldest jack-up rigs, the Rowan-Texas, for approximately $45 million in cash, after selling expenses, which resulted in a pre-tax gain of approximately $39.2 million.

Our manufacturing operations generated a $121.9 million or 64% increase in revenues and a $27.8 million increase in operating income between periods. Marine group revenues increased by $85.2 million or 452% between periods and included $70.4 million related to long-term rig and rig kit construction projects during the first nine months of 2006. Drilling products group revenues increased by $21.5 million or 107% between periods and included shipments of 49 mud pumps during the first nine months of 2006, compared to 19 units in the same period of 2005. Equipment group revenues increased by $21.6 million or 19% between periods and featured a more favorable mix of higher-margin sales during the first nine months of 2006. Seventeen of the 25 machines delivered during the first nine months of 2006 were our larger L-1850 model mining loaders, and we achieved a $12.7 million or 39% increase in after-market parts sales between periods.

Our manufacturing operating results included a $3.5 million reduction in estimated profitability on our third-party rig construction project and a $4.0 million charge for environmental remediation at our Longview steel mill. The first nine months of 2005 included a $2.3 million loss recognized on the drive systems group’s dredge barge project. As a result, our average margin on direct costs increased only slightly to 23% of revenues during the first nine months 2006 from 22% in the same period of 2005. Manufacturing selling, general and administration expenses increased by $1.0 million or 7% between periods, primarily due to higher professional services costs.

Our manufacturing operating results exclude the effects of approximately $173 million of products and services provided to our drilling division during the first nine months of 2006, most of which was attributable to construction progress on the third Tarzan Class jack-up rig, the Hank Boswell, compared to about $78 million in the same period of 2005.

During the first nine months of 2006, we experienced the effects of rising short-term investment rates applied to a higher balance of cash and cash equivalents, and realized an $11.3 million increase in interest income over the same period of 2005. During the first nine months of 2005, we realized a $9.6 million gain on the sale of marketable investment securities that had a nominal carrying cost. Thus, as shown in the preceding table, Net interest and other income was relatively unchanged between periods.

In February 2005, we sold the purchase options we held on four leased anchor-handling boats for approximately $21 million in cash. The leases covering our two remaining boats expired during the second quarter of 2005, when the boats were returned to the lessor and we exited the marine vessel business. During the first nine months of 2005, we recognized $14.6 million of revenues and $13.3 million of expenses related to the marine vessel operations, and a $20.7 million gain on the sale of the purchase options. The aggregate effect of these items was reduced by an $8.1 million provision for income taxes.

On December 31, 2004, we completed the sale of our aviation operations. During the first nine months of 2005, we recorded an incremental loss on the sale of $1.9 million, net of a related tax benefit of $1.1 million, which resulted from post-closing working capital adjustments pursuant to the sale agreement. During August 2006, the Company received a $2.0 million refund of excise taxes related to its aviation operations that were paid under protest in 2004.

The revenues, expenses, gains and losses attributable to our discontinued aviation and marine vessel operations during the three and nine months ended September 30, 2006 and 2005 are shown collectively and net of tax as Income from discontinued operations in the Consolidated Statements of Operations.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Rowan generated income from continuing operations of $85.8 million in the third quarter of 2006 compared to $74.6 million in the same period of 2005. This improvement was largely due to effects of increased average drilling day rates and higher manufacturing sales between periods.

The following table compares revenues and operating results from drilling, manufacturing and consolidated operations for the third quarters of 2006 and 2005 (dollars in thousands):

	Drilling		Manufacturing		Consolidated
	2006	2005	2006	2005	2006	2005

Revenues	$289,577	$217,381	$127,537	$67,017	$417,114	$284,398

Percent of consolidated revenues	69%	76%	31%	24%	100%	100%

Income from operations	$126,983	$119,907	$4,419	$9	$131,402	$119,916

Percent of revenues	44%	55%	3%	0%	32%	42%

Net interest and other income (expense)					$2,026	$(1,204)

Income from continuing operations					$85,771	$74,625

As shown in the preceding table, our consolidated income from continuing operations improved by $11.1 million or 15% when comparing the third quarters of 2006 and 2005.

Our drilling operations generated a $72.2 million or 33% increase in revenues and a $7.1 million or 6% improvement in operating income between periods. Our average offshore day rate was $146,800 during the third quarter of 2006, compared to $83,700 in the third quarter of 2005. Our offshore fleet was 91% utilized during the third quarter of 2006, compared to 97% in the third quarter of 2005, with much of the variance associated with the mobilization of two rigs to Qatar. This, coupled with our third quarter 2005 loss of four rigs during Hurricanes Katrina and Rita, caused offshore rig operating days to decrease by 479 or 23% between periods. Our fleet of 21 land rigs was 98% utilized during the third quarter of 2006, compared to 89% in the third quarter of 2005, and achieved a 22% increase in average day rates between periods.

Drilling expenses increased by $32.8 million or 33% between periods. Rig insurance expense increased by $12.2 million between periods primarily due to the impact of 2005 hurricane losses on the cost of windstorm coverage. Repair and maintenance expenses increased by $6.9 million between periods. Rebillable expenses were $5.0 million higher during the third quarter of 2006 primarily due to incremental towing costs. The addition of our second Tarzan Class jack-up in September 2005 and the activation of four new land rigs resulted in a $3.5 million increase in expenses between periods.

Selling, general and administrative expenses incurred by our drilling division decreased by $1.0 million or 8% between periods primarily due to lower professional services costs.

Our manufacturing operations generated a $60.5 million or 90% increase in revenues and a $4.4 million increase in operating income between periods. Equipment group revenues increased by $14.1 million or 39% between periods and featured a more favorable mix of higher-margin sales during the third quarter of 2006. Six of the ten machines delivered during the third quarter of 2006 were our larger L-1850 model mining loaders, and we achieved a $5.1 million or 45% increase in after-market parts sales between periods. Drilling products group revenues increased by $7.3 million or 83% between periods and included shipments of 19 mud pumps during the third quarter of 2006, compared to eight units in the same period of 2005. Marine group revenues increased by $35.5 million or 359% between periods and included $32.8 million related to long-term rig and rig kit construction projects during the third quarter of 2006.

Our manufacturing operating results included a $3.5 million reduction in estimated profitability on our third-party rig construction project and a $4.0 million charge for environmental remediation at our Longview steel mill. These two items combined to reduce the impact of increased revenues, and our average margin on direct costs decreased to 16% of revenues during the third quarter of 2006 from 23% in the same period of 2005. Manufacturing selling, general and administration expenses increased by $0.4 million or 8% between periods, primarily due to higher professional services costs.

Our manufacturing operating results exclude the effects of approximately $70 million of products and services provided to our drilling division during the third quarter of 2006, most of which was attributable to construction progress on the third Tarzan Class jack-up rig, the Hank Boswell, compared to about $30 million in the same period of 2005.

During the third quarter of 2006, we experienced the effects of rising short-term investment rates applied to a higher balance of cash and cash equivalents, and realized a $2.1 million increase in interest income over the same period of 2005. Thus, as shown in the preceding table, Net interest and other income increased by $3.2 million between periods.

On December 31, 2004, we completed the sale of our aviation operations. During August 2006, the Company received a $2.0 million refund of excise taxes related to its aviation operations that were paid under protest in 2004. This amount is shown net of tax as Income from discontinued operations in the Consolidated Statements of Operations.

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

Currently, the outlook for most worldwide drilling markets appears to be strong. Expected demand for jack-ups exceeds the current supply of rigs in the Middle East, West Africa, India and many other foreign locations. Thus, energy companies in markets like the Gulf of Mexico and North Sea may be forced to aggressively compete for drilling equipment. Assuming these trends continue, our drilling operations should continue to benefit. The volatility inherent in this business, however, makes any prediction of future market conditions speculative. Thus, we can offer no assurance that existing market conditions will continue beyond the near term, or that expected improvements will materialize.

Hurricanes Katrina and Rita caused tremendous damage to drilling and production equipment and facilities throughout the Gulf Coast during the third quarter of 2005, and we suffered a significant loss of current and prospective revenues. These storms also had the effect of further reducing the supply of available drilling equipment in the Gulf of Mexico, which has thus far greatly improved market conditions for our remaining rigs. The cost of doing business there, however, is also rising, especially for insurance coverage. Though we have obtained limited coverage for our offshore operations and fleet beyond the end of 2006, our annual insurance cost is now about five times the pre-storm level and we have assumed more of the risk of certain losses.

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

Many commodity prices are at or near historically high levels due to growth in worldwide demand. Our external manufacturing backlog at September 30, 2006 of approximately $578 million was our largest ever and almost twice the prior-year level. The backlog included $260 million related to long-term marine construction projects that are expected to run through May 2008 and $101 million associated with 19 loaders and stackers and 74 mud pumps that should be shipped during the next twelve months. Thus far, we have been able to pass along the effects of cost increases to our customers in the form of higher sales prices.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table compares key balance sheet figures and ratios as of September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30,	December 31,
	2006	2005

Cash and cash equivalents	$282,874	$675,903
Current assets	$1,213,925	$1,208,132
Current liabilities	$436,092	$340,613
Current ratio	2.78	3.54
Long-term debt - less current maturities	$499,158	$550,326
Stockholders' equity	$1,842,471	$1,619,739
Long-term debt/total capitalization	.21	.25

Reflected in the comparison above are the effects in the first nine months of 2006 of:

•	net cash provided by operations of $189.3 million
•	proceeds from disposals of property, plant and equipment of $36.7 million
•	proceeds from stock option and convertible debenture plans of $8.4 million
•	capital expenditures of $372.7 million
•	increase in restricted cash of $156.1 million
•	debt repayments of $51.1 million
•	cash dividend payments of $49.5 million

Operating cash flows during the first nine months of 2006 were after a $206.3 million net investment in working capital during the period. Receivables increased by $123.0 million due primarily to recoverable hurricane-related survey and salvage costs and the impact of revenue growth. Inventories increased by $87.0 million due primarily to a growing manufacturing backlog. Non-cash or non-operating adjustments to net income during the first nine months of 2006 totaled $129.9 million and included deferred income taxes of $68.7 million and depreciation of $65.4 million.

Capital expenditures during the first nine months of 2006 included $51.7 million related to the construction of our third Tarzan Class jack-up rig, the Hank Boswell, $37.9 million related to construction of our fourth Tarzan Class jack-up rig, to be named the J. P. Bussell, and $130.4 million related to the construction of 12 new 2000 horsepower land rigs.

The Hank Boswell was delivered on September 23, 2006 and immediately commenced operations in the Gulf of Mexico. Another shipyard is constructing the hull of the J. P. Bussell and the rig should be completed during the third quarter of 2007. We currently expect to continue funding construction from available cash, though we earlier applied under the Title XI program of U. S. Department of Transportation’s Maritime Administration (MARAD) for government-guaranteed financing for up to $176 million of the aggregate cost of these rigs on terms and conditions similar to those in our outstanding debt agreements.

In December 2005, our Board of Directors approved the construction of two of a new class of jack-up rig. The 240C will be equipped for high pressure/high temperature drilling in water depths of up to 400 feet and have more deck space, higher variable load, more drilling capacity (two million pound hook-load capability), more cantilever reach (up to 100 feet) and greater personnel capacity (108 man) than the 116-C. Each rig will cost approximately $165 million and will be constructed in Vicksburg, Mississippi with delivery expected in mid 2008 and early 2009. Capital expenditures during the first nine months of 2006 included $11.8 million related to the construction of our first two 240C jack-up rigs. We currently expect to continue funding construction with available cash, but will consider attractive financing alternatives.

We currently estimate that remaining 2006 capital expenditures will be between $90 million and $110 million, including approximately $20-30 million towards the construction of the J. P. Bussell, $10-20 million towards the construction of our first 240C class jack-up and approximately $25 million towards the completion of our 12 new land rigs.

In October 2005, we sold our only semi-submersible rig for approximately $60 million in cash. Payment for the rig has been occurring over a 15-month period ending in January 2007, at which point the title to the rig will transfer to the buyer. We retained ownership of much of the drilling equipment on the rig and will continue to provide a number of operating personnel under a separate services agreement. The transaction is being accounted for as a sales-type lease with the expected gain on the sale and imputed interest income deferred until the $14 million net book value of the rig had been recovered. At September 30, 2006, we had received payments totaling $35.6 million and included in Receivables the present value of expected future collections of $23.4 million. During the nine months ended September 30, 2006, we recognized $20.1 million of gain on the sale and $1.8 million of interest income related to this agreement.

Our debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity and limit the amount of long-term debt and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions. We were in compliance with each of these provisions at September 30, 2006. Our debt agreements also specify the minimum insurance coverage for our financed rigs. Upon our April 1, 2006 policy renewal, we determined that windstorm coverage meeting the requirements of our existing debt agreements was cost-prohibitive. We received from MARAD a waiver of any defaults related to insurance requirements through June 30, 2006. On August 8, 2006, we provided additional security to MARAD. We have established a separate cash account containing the amount necessary to repay in full the outstanding Bob Palmer note, currently $156.1 million, and in which MARAD has a security interest. This amount is shown separately as Restricted cash on our Consolidated Balance Sheet. We are not obligated to repay the Bob Palmer note in advance of its scheduled maturity. In addition, we agreed to maintain at least $100 million of unrestricted cash. Finally, we agreed to restrictions on the use of certain insurance proceeds should we experience further losses. Each of the additional security provisions will be released by MARAD if we are able to obtain windstorm coverage that satisfies the requirements of our existing debt agreements.

On February 24, 2006, we paid a special cash dividend of $.25 per common share to stockholders of record on February 8, 2006. On May 2, 2006, we announced our intention to pay a regular quarterly dividend of $.10 per common share, which have thus far been paid on May 26, 2006 and August 18, 2006. At September 30, 2006, we had approximately $183 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements. On October 31, 2006, we announced a dividend of $.10 per common share payable on November 29, 2006 to stockholders of record on November 13, 2006.

We contributed $131.4 million to our defined benefit pension plans over the 2003 to 2005 period, including almost $90 million during 2005. During the first nine months of 2006, we contributed another $6.1 million to our pension plans. Minimum contribution amounts are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates. Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements, which showed an accumulated other comprehensive loss resulting from unfunded pension liabilities of $83.7 million at December 31, 2005. We expect to make additional pension contributions over the next several years even if plan assets perform as expected, though our funding requirement during the remainder of 2006 is expected to be less than $1 million. Recent federal legislation aimed at strengthening underfunded pension plans will require annual contributions toward unfunded pension liabilities beginning in 2008.

Based on current and anticipated near-term operating levels, we believe that operating cash flows together with existing working capital will be adequate to sustain planned capital expenditures and debt service and other requirements at least through the remainder of 2006. We currently have no other available credit facilities, but believe financing could be obtained if deemed necessary.

During the third quarter of 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita. Since that time, the Company has been conducting salvage operations. At September 30, 2006, Rowan had incurred $75.4 million of costs to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way. At that date, $30.3 million had been recovered through insurance, leaving $45.1 million included in Receivables. The Company expects to incur additional costs in the near term to fulfill its obligations to remove wreckage and debris in amounts that may exceed its expenditures to date. Such additional costs will depend on the extent and nature of work ultimately required and the duration thereof. Previously, the Company reported the filing of a lawsuit styled Rowan Companies, Inc. vs. Certain Underwriters at Lloyd’s and Insurance Companies Subscribing to Cover Note ARS 4183 in the 215th Judicial District Court of Harris County, Texas.  The lawsuit was withdrawn following the agreement by such underwriters to reimburse the Company for the reasonable cost of removing wreckage and debris remaining on the drilling locations. Recently, certain of Rowan’s insurance underwriters at higher limits of liability have notified the Company that they are reserving their right to deny coverage for any costs incurred in wreckage and debris removal activities that they believe are outside the scope of their policy, though the Company does not expect such costs to reach these higher limits until 2007. Although the Company believes that it has adequate insurance coverage and will be reimbursed for costs incurred and to be incurred, it is possible that a portion of such costs will not be reimbursed, requiring a charge to future operations for any shortfall.

The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig. However, the owner of the rig has claimed that the rig should have been insured for its fair market value and is seeking recovery from Rowan for compensation above the insured value. Thus, Rowan has assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of the Company's equipment. On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner has filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig. Should the owner prevail on that action, Rowan could be liable for the approximately $40 million difference between the owner’s claim and the insurance coverage.

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

Revenue recognition. Our drilling contracts generally provide for payment on a day rate basis, and revenues are recognized as the work progresses with the passage of time. We frequently receive lump-sum payments at the outset of a drilling assignment as upfront service fees for equipment moves or modifications, and such payments (and related costs) are recognized as drilling revenues (and expenses) over the contract period. At September 30, 2006, we had deferred $50.7 million of revenues and $34.8 million of costs related to such upfront service fees, with such amounts primarily related to mobilization and modification activities in connection with our four-rig Saudi Aramco contract.

We generally recognize manufacturing sales and related costs when title passes as products are shipped. Revenues from long-term manufacturing projects such as rigs and rig kits are recognized on the percentage-of-completion basis using costs incurred relative to total estimated costs. We do not recognize any estimated profit until such projects are at least 10% complete, though a full provision is made immediately for any anticipated losses. Total estimated costs are critical to this process and are therefore reviewed on a regular basis. At September 30, 2006, we had received $183.0 million of progress payments toward long-term manufacturing projects and had recognized $106.5 million of manufacturing revenues and $92.3 million of costs related to such projects on the percentage-of-completion basis.

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

Our adoption, effective January 1, 2006, of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, as amended, which requires the measurement and recognition of stock-based compensation expense based upon grant date fair value, reduced our net income during the nine months ended September 30, 2006 by approximately $2.3 million or $.02 per share. Prior to 2006, we used the intrinsic value method of accounting for stock-based employee compensation pursuant to Accounting Principles Board Opinion No. 25. We estimate that use of the fair value method would have reduced reported amounts of net income and net income per share by approximately $2.0 million, or $.02 per share for the nine months ended September 30, 2005.

Our adoption, effective January 1, 2006, of Statement of Financial Accounting Standards No. 151, “Inventory Costs”, which clarifies the distinction between costs that are allocable to inventory and those that are expensed as incurred, did not materially affect our financial position or results of operations.

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

Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, requires that the funded status of such plans be fully recognized in our December 31, 2006 Consolidated Balance Sheet. We are currently evaluating the effect of Statement 158 on our financial position.

We do not believe that Securities and Exchange Commission Staff Accounting Bulletin No. 108, which sets forth the Staff’s views regarding the process of quantifying financial statement misstatements, will materially affect our financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is not significant. The Company’s outstanding debt at September 30, 2006 was comprised as follows: $324.3 million of fixed-rate notes bearing a weighted average annual interest rate of 4.50% and $239.8 million of floating-rate notes bearing a weighted average annual interest rate of 5.66%. In addition, virtually all of the Company’s transactions are carried out in U. S. dollars. Thus, Rowan’s foreign currency exposure is not material. Fluctuating commodity prices materially affect Rowan’s future earnings only to the extent that they influence demand for the Company’s products and services. Rowan does not hold or issue derivative financial instruments.

Item 4. Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the third quarter of 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita. Since that time, the Company has been conducting salvage operations. At September 30, 2006, Rowan had incurred $75.4 million of costs to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way. At that date, $30.3 million had been reimbursed through insurance, leaving $45.1 million included in Receivables. The Company expects to incur additional costs in the near term to fulfill its obligations to remove wreckage and debris in amounts that may exceed its expenditures to date. Such additional costs will depend on the extent and nature of work ultimately required and the duration thereof. Previously, the Company reported the filing of a lawsuit styled Rowan Companies, Inc. vs. Certain Underwriters at Lloyd’s and Insurance Companies Subscribing to Cover Note ARS 4183 in the 215th Judicial District Court of Harris County, Texas.  The lawsuit was withdrawn following the agreement by such underwriters to reimburse the Company for the reasonable cost of removing wreckage and debris remaining on the drilling locations. Recently, certain of Rowan’s insurance underwriters at higher limits of liability have notified the Company that they are reserving their right to deny coverage for any costs incurred in wreckage and debris removal activities that they believe are outside the scope of their policy, though the Company does not expect such costs to reach these higher limits until 2007. Although the Company believes that it has adequate insurance coverage and will be reimbursed for costs incurred and to be incurred, it is possible that a portion of such costs will not be reimbursed, requiring a charge to future operations for any shortfall.

The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig. However, the owner of the rig has claimed that the rig should have been insured for its fair market value and is seeking recovery from Rowan for compensation above the insured value. Thus, Rowan has assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of the Company's equipment. On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner has filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig. Should the owner prevail on that action, Rowan could be liable for the approximately $40 million difference between the owner’s claim and the insurance coverage.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of its outstanding common stock during the first nine months of 2006 or 2005. Under the terms of a Share Repurchase Program begun in June 1998, the Company was authorized, at September 30, 2006, to buy back up to approximately 1.5 million shares of its common stock.

At September 30, 2006, Rowan had approximately $183 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements. On October 31, 2006, we announced a dividend of $.10 per common share payable on November 29, 2006 to stockholders of record on November 13, 2006.

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

ROWAN COMPANIES, INC.
(Registrant)

Date: November 9, 2006	/s/ W. H. WELLS
W. H. Wells
Vice President - Finance and Treasurer
(Chief Financial Officer)

Date: November 9, 2006	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Controller
(Chief Accounting Officer)