Form 10-K
period 2006-12-31
ROWAN COMPANIES INC
filed 2007-02-28
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Rowan Companies, Inc.

Incorporated in Delaware	Commission File Number 1-5491	I.R.S. Employer Identification:
75-0759420
2800 Post Oak Boulevard
Suite 5450
Houston, Texas 77056-6127
Registrant’s telephone number, including area code: (713) 621-7800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.125 Par Value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3.9 billion as of June 30, 2006 based upon the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape of $35.28 per share.
     The number of shares of Common Stock, $.125 par value, outstanding at February 26, 2007 was 110,500,425.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K
Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders	Part III, Items 10-14

FORWARD-LOOKING STATEMENTS
     This Form 10-K contains “forward-looking statements” as defined by the Securities and Exchange Commission (SEC). Such statements are those concerning contemplated transactions and strategic plans, expectations and objectives for future operations. These include, without limitation:
•	statements, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future;

•	statements relating to future financial performance, future capital sources and other matters; and

•	any other statements preceded by, followed by or that include the words “anticipates”, “believes”, “expects”, “plans”, “intends”, “estimates”, “projects”, “could”, “should”, “may”, or similar expressions.
     Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this form 10-K are reasonable, we can give no assurance that such plans, intentions and expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. Among the factors that could cause actual results to differ materially are the following:
•	oil and natural gas prices

•	the level of exploration and development expenditures by energy companies

•	energy demand

•	the general economy, including inflation

•	weather conditions in our principal operating areas

•	environmental and other laws and regulations
     All forward-looking statements contained in this Form 10-K only speak as of the date of this document. We undertake no obligation to update or revise publicly any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K, or to reflect the occurrence of unanticipated events.
     Other relevant factors have been disclosed in our previous filings with the U.S. Securities and Exchange Commission and are included in under PART I, ITEM 1A, RISK FACTORS beginning on page 11 of this Form 10-K.

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
     Information regarding each of Rowan’s industry segments, including revenues, income (loss) from operations, assets and foreign-source revenues for 2006, 2005 and 2004 is shown in Footnote 10 of the Notes to Consolidated Financial Statements on pages 57-59 of this Form 10-K. Information regarding Rowan’s discontinued operations is shown in Footnote 12 of the Notes to Consolidated Financial Statements on page 59 of this Form 10-K.
     During 2006, 2005 and 2004, no one customer accounted for 10% or more of Rowan’s consolidated revenues.
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
DRILLING OPERATIONS
     Rowan provides contract drilling services utilizing a fleet of 21 self-elevating mobile offshore drilling platforms (“jack-up rigs”) and 26 land drilling rigs. Rowan’s drilling operations are conducted primarily in the Gulf of Mexico, the Middle East, the North Sea, Trinidad, offshore eastern Canada and in Texas, Louisiana and Oklahoma. During 2006, we returned to the Middle East market with four jack-up rigs and have doubled our presence there in early 2007. In 2006, drilling operations generated revenues of $1,067.4 million and income from operations of $447.7 million.
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
     Rowan’s jack-up rigs are designed with a floating hull with three independently elevating legs, drilling equipment, supplies, crew quarters, loading and unloading facilities, a helicopter landing deck and other related equipment. Drilling equipment includes engines, drawworks or hoist, derrick, pumps to circulate the drilling fluid, drill pipe and drilling bits. At the drilling site, the legs are lowered until they penetrate the ocean floor and the hull is jacked up on the legs to the desired elevation above the water. The hull then serves as a drilling platform until the well is completed, at which time the hull is lowered into the water, the legs are elevated and the rig is towed to the next drilling site. Rowan’s rigs are equipped with propulsion thrusters to assist in towing.
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
     At February 26, 2007, Rowan’s offshore drilling fleet included the following:
•	17 premium cantilever jack-up rigs, featuring three harsh environment Gorilla class rigs, four enhanced Super Gorilla class rigs and three Tarzan Class rigs

•	Four conventional jack-up rigs, including three rigs with skid base capability
     The Company operates one of the cantilever jack-up rigs under an operating lease that expires in June 2008.

     The fleet grew by one unit during 2006 with the addition of Rowan’s third Tarzan Class jack-up rig, the Hank Boswell, in September. In addition, the Rowan-Louisiana, which had been significantly damaged during Katrina in 2005, was returned to service in December 2006. Rowan lost four other offshore rigs in the Gulf of Mexico during the 2005 hurricanes and sold two additional rigs that year.
     Rowan’s Gorilla class rigs were designed in the early 1980s as a heavier-duty class of jack-up rig, capable of operating in water depths up to 328 feet in extreme hostile environments (winds up to 100 miles per hour and seas up to 90 feet) such as in the North Sea and offshore eastern Canada. Gorillas II and III can drill up to 30,000 feet and Gorilla IV is equipped to reach 35,000 feet.
     In late 1998, Rowan completed construction of its first Super Gorilla class rig, the Gorilla V. The Gorilla VI followed in June 2000 and the Gorilla VII was delivered in December 2001. The Super Gorillas are enhanced versions of Rowan’s Gorilla class rigs, featuring a simultaneous drilling and production capability. They can operate year-round in 400 feet of water south of the 61st parallel in the North Sea, within the worst-case combination of 100-year storm criteria for waves, wave periods, winds and currents. Rowan financed an aggregate $509.5 million of the cost of Gorillas V, VI and VII through separate bank loans guaranteed by the U.S. Department of Transportation’s Maritime Administration under its Title XI program.
     In August 2003, Rowan completed construction of the Bob Palmer (formerly the Gorilla VIII), an enhanced version of the Super Gorilla class jack-up designated a Super Gorilla XL. The Bob Palmer has 713 feet of leg, 139 feet more than the Super Gorillas, and has 30% larger spud cans, enabling operation in the Gulf of Mexico in water depths up to 550 feet. The Bob Palmer can also operate in water depths up to 400 feet in the hostile environments offshore eastern Canada and in the North Sea. Rowan financed $187.3 million of the cost of the Bob Palmer through bank loans guaranteed under the Title XI program.
     In July 2001, Rowan’s Board of Directors approved the design and construction of a new class of jack-up rig, specifically targeted for drilling beyond 25,000 feet in water depths up to 300 feet in benign environments. The Tarzan Class rig offers drilling capabilities similar to our Super Gorilla class jack-ups, but with reduced environmental criteria (wind, wave and current) and at around one-half the construction cost. The first Tarzan Class rig, the Scooter Yeargain, was delivered in April 2004 and the second, the Bob Keller, was delivered in August 2005. Rowan financed $180.9 million of the cost of the first two Tarzan Class rigs through separate government-guaranteed Title XI bank loans.
     Construction of a fourth Tarzan Class rig, the J. P. Bussell, is progressing at a third-party shipyard and should be completed by late 2007 or early 2008. Rowan has applied for Title XI financing for the third and fourth Tarzan Class rigs on terms and conditions similar to those in effect for the Bob Keller.
     In November 2005, Rowan’s Board of Directors approved the design and construction of a new class of jack-up rig specifically targeted for high pressure/high temperature drilling in water depths up to 400 feet. The Company believes that the new 240C class will set a new standard as the replacement for the industry’s current fleet of 116C class rigs, which have been the “workhorse” of the global drilling industry for more than 25 years. The 240C will have more deck space, higher variable load capacity, greater hook-load capability, more cantilever reach and greater personnel capacity compared to the 116C. Construction of the first 240C should be completed in 2008, with the second rig scheduled to arrive in 2009.
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
     Rowan also takes advantage of lulls in drilling activity to perform needed maintenance and make certain enhancements to its drilling fleet. During 1998 and 1999, the Company completed significant upgrades to several offshore drilling rigs which were carried out to increase their operating capabilities. See ITEM 2. PROPERTIES beginning on page 16 of this Form 10-K for additional information with respect to the capabilities and operating status of the Company’s rigs.
     For a further discussion of Rowan’s availability of funds in 2007 to sustain operations, debt service and planned capital expenditures, including those related to construction of the Tarzan Class and 240C rigs, see “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 23 through 36 of this Form 10-K.

   Onshore Operations
     Rowan has drilling equipment, personnel and camps available on a contract basis for exploration and development of onshore areas. At February 26, 2007, the Rowan fleet consisted of 26 deep-well land rigs located in Texas (23), Louisiana (2) and Oklahoma (1). The fleet features nine newly-constructed rigs, four rigs built during 2001-2002 and 11 rigs that have been refurbished in recent years. Three additional rigs are under construction with delivery expected during the first and third quarters of 2007.
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
     When weak market conditions characterized by declining drilling day rates prevail, Rowan generally accepts lower rate contracts in an attempt to maintain its competitive position and to offset the substantial costs of maintaining and reactivating stacked rigs. When drilling markets are strong and increasing rates prevail, Rowan has historically pursued short rather than long-term contracts for its rigs to maximize its ability to obtain rate increases and pass through any cost increases to customers. Over the past 12-18 months, with rates at record levels, the Company has increasingly pursued long-term contracts in order to enhance future revenue predictability.
     Rowan’s drilling contracts are either “well-to-well”, “multiple well” or for a fixed term generally ranging from one month up to four years. Well-to-well contracts are cancelable by either party upon completion of drilling at any one site, and fixed-term contracts usually provide for termination by either party if drilling operations are suspended for extended periods by events of force majeure. While most fixed-term contracts are for relatively short periods, some fixed-term and well-to-well contracts continue for a longer period than the original term or for a specific series of wells. Many offshore contracts contain renewal or extension provisions exercisable at the option of the customer at prices agreeable to the Company. Most contracts provide for additional payments to Rowan for mobilization and demobilization costs, which are recognized as revenues and expenses over the primary contract term, and for reimbursement of certain “rebillable” costs, which are recognized as both revenues and expenses when incurred. Rowan’s contracts for work in foreign countries generally provide for payment in United States dollars except for minimal amounts required to meet local expenses, such as payroll.
     Rowan believes that the contract status of its onshore and offshore rigs is more informative than backlog calculations, and that backlog information is neither calculable nor meaningful given the cancellation options contained in, and the short duration of, many fixed-term contracts and the indeterminable duration of well-to-well and multiple well contracts. See ITEM 2. PROPERTIES beginning on page 16 of this Form 10-K for the contract status of the Company’s rigs as of February 26, 2007.
   Competition
     The contract drilling industry is highly competitive and involves many factors, including price, equipment capability, operating and safety performance and reputation. Rowan believes that it competes favorably with respect to all of these factors.
     Rowan competes with several offshore drilling contractors together having available more than 600 mobile rigs worldwide and several domestic drilling contractors with about 200 available deep-well land rigs in the aggregate. Based upon the number of rigs as tabulated by ODS-Petrodata, Rowan is the eighth largest offshore drilling contractor in the world and the sixth largest jack-up rig operator. Some of the Company’s competitors have greater financial and other resources and may be more able to make technological improvements to existing equipment or replace equipment that becomes obsolete.

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
     At February 26, 2007, Rowan had nine jack-ups located in the Gulf of Mexico, eight jack-ups in the Middle East, three jack-ups in the North Sea and one jack-up in Trinidad. Relocation of equipment from one geographic location to another is dependent upon changing market dynamics, with moves occurring only when the likelihood of higher returns makes such action economical over the longer term. These moves have traditionally featured our Super Gorilla class rigs: Gorilla VII was relocated from the Gulf of Mexico to the North Sea in 2002; Gorilla V was relocated from eastern Canada to the North Sea in 2004 and Gorilla VI was relocated from the Gulf of Mexico to eastern Canada in 2005 and to the North Sea in early 2007.
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
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 23 through 36 of this Form 10-K for a discussion of current industry conditions and their impact on operations.
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
     Rowan believes that it is adequately insured for physical damage to its rigs, and for marine liabilities, worker’s compensation, maritime employers liability, automobile liability and for various other types of exposures customarily encountered in the Company’s operations. Certain of Rowan’s liability insurance policies specifically exclude coverage for fines, penalties and punitive or exemplary damages. Rowan anticipates that its present insurance coverage will be maintained, but no assurance can be given that insurance coverage will continue to be available at rates considered reasonable, that self-insured amounts or deductibles will not increase or that certain types of coverage will be available at any cost. The extensive damage caused by hurricanes in recent years has reduced the availability of insurance for certain risks while also increasing the cost of the coverage that is available. In 2006, the Company’s cost of coverage increased to almost five times the pre-storm level though Rowan assumed more of the risk of certain losses.
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

     As previously reported, during 2004, Rowan learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U. S. Department of Justice (DOJ) had begun conducting a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs. Since that time, the Company has fully cooperated with the investigation, including responding to the DOJ’s subpoenas for certain documentation regarding its operations. The DOJ has a broad range of civil and criminal sanctions under environmental and other laws which it may pursue such as injunctive relief, fines (including multi-million dollar fines), penalties and modifications to business practices and compliance programs. Rowan has been engaged in discussions with the DOJ regarding a possible resolution of its investigation, including fines and additional sanctions against the Company. As a result of recent discussions with the DOJ, Rowan expects to pay fines and environmental fund payments of $9 million and has recognized such amount as a charge to its fourth quarter 2006 operations.
     Rowan believes that it currently complies in all material respects with legislation and regulations affecting the drilling of oil and gas wells and the discharge of wastes. To date, the Company has made significant modifications to its Gulf of Mexico rigs to reduce waste and rain water discharge and believes that it could operate those rigs at “zero discharge” without material additional expenditures. Otherwise, and except as set forth above, regulatory compliance has not materially affected the capital expenditures, earnings or competitive position of the Company to date, although such measures do increase drilling costs and may reduce drilling activity. Further regulations may reasonably be anticipated, but any effects thereof on Rowan’s drilling operations cannot be accurately predicted.
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
MANUFACTURING OPERATIONS
     The Company’s manufacturing operations are conducted by LeTourneau, Inc., a wholly-owned subsidiary of the Company formed in 1994 to acquire the net assets of Marathon LeTourneau Company, headquartered in Longview, Texas. Recently, LeTourneau, Inc. was renamed LeTourneau Technologies, Inc. (“LeTourneau”). LeTourneau operates in six markets where large scale, steel-intensive, high-load bearing, complex products, projects and services are applied.
     In 2006, LeTourneau generated external revenues of $443.3 million and income from operations of $38.0 million. External manufacturing backlog for all product lines was approximately $530 million at December 31, 2006, most of which is expected to be realized in 2007, compared with $388 million at December 31, 2005.
     The Steel Products group operates a mini mill in Longview, Texas that recycles scrap and produces steel plate for internal needs and external customers. The mini mill produces carbon, alloy and tool steel plate products. The Steel Products group concentrates on niche markets that require higher end steel grades, including mold steels, free machining, aircraft quality steels and hydrogen, crack-resistant steels. External steel sales, which are garnered through a direct sales force, consist primarily of steel plate, but also include value-added fabrication of steel products. Steel products are generally sold to steel service centers, fabricators and manufacturers. The market for plate products is North America. The markets for fabricated product sales are regional and encompass Texas, Oklahoma, Louisiana, Mississippi and Arkansas. LeTourneau ships alloy and specialty grades of plate products nationally and exports quantities to Mexico and Canada. Carbon and alloy plate products are also used internally in the production of equipment and parts.
     The Mining Products group produces heavy equipment for the mining market such as large wheeled front-end loaders. These loaders feature bucket capacities of 18, 28, 33 and 53 cubic yards, with the latter two capacities being largest in the industry. LeTourneau loaders are generally used in coal, gold, copper, diamond and iron ore mines and utilize proprietary diesel-electric drive system with digital controls. This system allows large, mobile equipment to stop, start and reverse direction without gear shifting and high maintenance braking. LeTourneau wheeled loaders can load rear-dump trucks in the 85-ton to 400-ton range. Mining products and parts are distributed through a worldwide network of independent distributors and its own distribution network serving the western United States and Australia.
     The Forestry Products group based in Portland, Oregon, supplies diesel-electric powered log stackers with either two or four wheel drive configurations and load capacities ranging from 35 to 55 tons.

     The Offshore Products group built the first jack-up drilling rig in 1955 and has designed or built more than 200 units since, including all 21 in the Rowan fleet. The Offshore Products shipyard in Vicksburg, Mississippi was reactivated during 1995-1996 following Rowan’s announcement of the planned construction of Gorilla V and is dedicated to providing equipment, spare parts and engineering support to the offshore drilling industry. Some rig component manufacturing and rig repair services, as well as design engineering, continue to be performed at LeTourneau’s Longview, Texas facility.
     As noted previously, the Offshore Products group has delivered four Super Gorilla class jack-ups to Rowan (1998-2003) and three Tarzan Class jack-ups (2004-2006), and is currently constructing for the Company the first of two 240C class jack-ups. A fourth Tarzan Class rig is being constructed at a third party facility under a sub-contract arrangement. In addition, a Super 116E class jack-up drilling rig purchased by Perforadora Central, S.A. de C.V. is nearing completion at Vicksburg and will soon relocate to Sabine Pass, Texas for final outfitting.
     The Drilling Systems group, created following the acquisition of the Ellis Williams Company in 2000, designs and manufactures mud pumps in a wide range of sizes, including the largest in the world, for a variety of applications. In recent years, the Drilling Systems group has developed other drilling systems components such as drawworks, rotary tables and top drives. These products reflect the application of innovative technology in an effort to attain market-leading lifecycle performance, though they have yet to achieve wide acceptance outside of Rowan.
     The Power Systems group, created following the acquisition of Oilfield-Electric-Marine, Inc. in January 2002, designs and manufactures variable speed AC motors, variable frequency drive systems and other electrical components for the oil and gas, marine, mining and dredging industries. This group also provides innovative switch reluctance drives in medium to large horsepower applications. These captive electric drive technologies are key to the LeTourneau product lines, and are increasingly being offered externally to non-competitive equipment applications.
     LeTourneau markets and sells its mining and forestry products and their support parts primarily through an established international dealer network. LeTourneau dealers are predominantly independent business organizations and all have established dealer agreements with LeTourneau. The dealers are responsible for selling products on behalf of LeTourneau to end-users and providing the necessary follow-up service and parts directly to those end-users.
     LeTourneau emphasizes the supply of after-market parts and components for repair and maintenance of products delivered in their respective markets. These are marketed through the aforementioned dealer network. Global sites for parts stocking, rebuilding and service include approximately 60 locations on six continents.
     LeTourneau engages in research and product development, primarily to increase the capacity and performance of its product lines on a continuous improvement basis. The Company routinely evaluates its products and after-market applications with the intention of making enhancements.
   Raw Materials
     The principal raw material utilized in manufacturing operations is steel plate, much of which is supplied by the steel mini mill. Other required materials are generally available in sufficient quantities to meet manufacturing needs through purchases in the open market. LeTourneau does not believe that it is dependent on any single supplier.
   Competition
     The Mining Products group encounters competition worldwide from several sources. The LeTourneau wheeled loader product line has only two direct competitors; however, the larger loader models compete with other types of loading equipment, primarily electric shovels and hydraulic excavators. Internal market studies indicate that, in the large-loader market (above 1,000 horsepower), LeTourneau has achieved about a 40% share of worldwide sales over the past decade. LeTourneau recently reentered the small-loader market (1,000 horsepower and below), and currently has about a 2% market share due to the availability of smaller and cheaper alternatives.
     There are four major competitors for log stackers. Based upon market studies, the Forestry Products group has an estimated market share of around 20% in the United States and around 15% in Canada.

     The Steel Products group encounters competition from a total of six major competitors, with four in plate products and two in fabricated products. LeTourneau’s share of the overall steel market is negligible; however, it is very competitive in certain niche applications for high-strength, thick plate. Internal requirements for steel plate provide a base load for the steel mill, and the Steel Products group uses a small, direct sales force to sell specialized alloy, carbon and tool steel products to steel service centers, fabricators, and other manufacturers.
     Since 1955, when the first LeTourneau jack-up was delivered, the Offshore Products group has been recognized as a leading designer and builder of jack-up drilling rigs. We believe that there are currently more than 60 jack-ups under construction or contracted for construction worldwide, 10 of which are LeTourneau designs. At present, LeTourneau has a limited number of competitors in the rig construction and support industry. However, there are numerous shipyard facilities with the capability for jack-up rig construction.
     The Drilling Systems group’s principal competitor in the mud pump market has a share of approximately 80%.
     The competition LeTourneau encounters in the sale of after-market parts is fragmented with only three other companies considered to be direct competitors. Vendors supplying parts directly to end-users and others who obtain and copy the parts for cheaper and lower quality substitutes provide more intense competition than LeTourneau’s direct competitors.
     Historically, LeTourneau’s customer base has been diverse, such that none of its product lines have been dependent upon any one customer or small group of customers.
     LeTourneau offers warranties and parts guarantees. The warranties extend for stipulated periods of ownership or hours of usage, whichever occurs first. Parts consumption guaranties and maintenance and repair contracts are made on the same basis. The parts-return policy provides that returned parts must be in new, usable condition, in current production and readily resalable. In most cases, dealers of LeTourneau’s products perform the warranty work. Within its Offshore Products group, LeTourneau generally performs warranty work directly and accrues for estimated future warranty costs based on historical experience.
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
     Hazardous materials are generated at LeTourneau’s Longview, Texas, plant during the steel making process. Industrial wastewater generated at the mini mill for cooling purposes is re-circulated and quality tests are conducted regularly. The facility has permits for wastewater discharges, solid waste disposal and air emissions. Waste products considered hazardous by the EPA are disposed of by shipment to an EPA or state approved waste disposal facility.
     During 2006, LeTourneau discovered greater than permitted traces of the radioactive material cesium within its mini mill, which it believes was released from shielded scrap metal during processing. Remediation efforts were performed and operations restored to normal in a short period. An extensive monitoring system has been installed to prevent re-occurrence.
     LeTourneau jack-up designs are subject to regulatory approval by various agencies, depending upon the geographic areas where the rig will be qualified for drilling. The rules vary by location and are subject to frequent change, and primarily relate to safety and environmental issues, in addition to those which classify the jack-up as a vessel.
     LeTourneau may be liable for damages resulting from pollution of air, land and inland waters associated with its manufacturing operations. LeTourneau believes that compliance with environmental protection laws and regulations will have no material effect on its capital expenditures, earnings or competitive position during 2007. Further regulations may reasonably be anticipated, but any effects thereof on the Company’s manufacturing operations cannot be accurately predicted.

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
     See Note 12 of the Notes to Consolidated Financial Statements on page 59 of this Form 10-K for more information regarding the Company’s discontinued operations.
EMPLOYEES
     Rowan had 5,160, 4,577 and 4,392 employees at December 31, 2006, 2005 and 2004 respectively. Included in these numbers are citizens of the United States and other countries. None of the Company’s employees are covered by collective bargaining agreements with labor unions. Rowan considers relations with its employees to be satisfactory.
ITEM 1A. RISK FACTORS
     You should consider carefully the following risk factors, in addition to the other information contained and incorporated by reference in this Form 10-K, before deciding to invest in our common stock.
Our operations are volatile and heavily dependent upon commodity prices and other factors beyond our control.
     The success of our drilling operations depends heavily upon the condition of the oil and gas industry and the level of drilling activity. Demand for our drilling services is vulnerable to periodic declines in drilling activity that are typically associated with depressed oil and natural gas prices. Oil and natural gas prices have historically been very volatile, and our drilling operations have in the past suffered through long periods of weak market conditions.
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

     Our drilling operations will be adversely affected by future declines in oil and natural gas prices, but we cannot predict the extent of that effect. Nor can we assure you that a reduction in offshore drilling activity will not occur for other reasons. Our manufacturing operations, though less volatile, are also dependent on commodity prices which affect demand for rigs and rig components and mining and timber equipment and parts.
We have incurred losses recently and over prolonged periods in the past, a circumstance that could occur again in the future.
     In 2004, we incurred a net loss of $1.3 million. In 2003, we incurred a $3.3 million net loss from continuing operations. In 2002, we experienced a decline in revenues and incurred a loss from operations of $30.9 million. During the 1985-1995 period, we consistently incurred net losses that totaled more than $360 million. The inherent volatility of the businesses in which we operate makes it likely that we will incur additional losses in the future.
Our markets are highly competitive, which may make it difficult for us to maintain satisfactory price levels.
     Our drilling and manufacturing markets are highly competitive, and no single participant is dominant. In our drilling markets, drilling contracts are often awarded on a competitive bid basis, with intense price competition frequently being the primary factor determining which qualified contractor is awarded the job, although rig availability and location, the contractor’s safety and operational record and the quality and technical capability of service and equipment are also factors. Additionally, ongoing mergers among oil and natural gas exploration and production companies reduce the number of available customers and usually delay or cancel drilling projects, which may further increase competition in our drilling markets. Our manufacturing markets are also characterized by vigorous competition among several competitors. Some of our competitors possess greater financial resources than we do. We may have to reduce our prices in order to remain competitive in our markets, which could have an adverse effect on our operating results.
The drilling industry has historically been cyclical, and periods of low demand could have an adverse effect on our operating results.
     The contract drilling industry has historically been cyclical, with periods of high demand, short rig supply and high day rates, followed by periods of lower demand, excess rig supply and low day rates. Although demand for drilling services is currently strong, there can be no assurances that demand will not decline in future periods. Strong demand may lead to an increase in new rig construction and reactivation of cold-stacked rigs, which could lead to increased price competition. We believe there are currently more than 60 competitive jack-ups under construction or contracted for construction worldwide. There can be no assurances that the market will be able to fully absorb the addition of these new rigs to the worldwide fleet, and the addition of these rigs could lead to decreased rig utilization, increased price competition and lower day rates. Prolonged periods of low rig utilization and day rates require us to enter into lower rate contracts or to idle rigs, which could have an adverse effect on our operating results and cash flows. Prolonged periods of low rig utilization and day rates could also result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that their carrying value may not be recoverable.
Most of our contracts are fixed-price contracts, and increases in our operating costs could have an adverse effect on the profitability of those contracts.
     Most of our drilling contracts provide for the payment of a fixed day rate per rig operating day and our manufacturing contracts typically provide for a fixed price. However, many of our operating costs are unpredictable and vary based on events beyond our control. Our gross margins on these contracts will vary based on fluctuations in our operating costs during the terms of these contracts. If our costs increase or we encounter unforeseen costs, we may not be able to recover such costs from our customers, which could adversely affect our financial position, results of operations and cash flows. Our backlog has increased significantly over the past 18 months and consists mainly of fixed-price products and services to be delivered over the next two years. Accordingly, the magnitude of our exposure to possible losses on fixed-price contracts has increased along with the increase in the backlog.
Our fleet expansion program may encounter liquidity problems.
     If operating conditions deteriorate, our results of operations would suffer and working capital may not be adequate to finance our ongoing fleet expansion program. Because outside financing may not be available, we could be forced to suspend rig construction activities.

     We have in progress an offshore fleet expansion program under which we plan to spend approximately $238 million in 2007 towards the completion of our fourth Tarzan Class jack-up rig, the construction of two new 240C rigs and the completion of four new land rigs. Another $155 million is committed in 2007 for ongoing upgrades to existing equipment and facilities. We currently have no available lines of credit, thus all of our planned capital expenditures will need to be internally financed through working capital or operating cash flows. If we experience cost overruns or delays in our capital projects or if we should need additional financing and are unable to obtain it at commercially favorable rates, we could experience liquidity problems.
Rig upgrade, enhancement and new construction projects are subject to risks which could cause delays or cost overruns and adversely affect our financial position, results of operations and cash flows.
     As noted above, we currently have a substantial fleet expansion program in progress and are constructing a jack-up for a Mexican contractor. These projects and other projects of this type are subject to risks of delay or cost overruns inherent in any large construction project from numerous factors, including the following:
•	shortages of equipment, materials or skilled labor;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	inability to obtain required permits or approvals;

•	unanticipated cost increases between order and delivery, which can be up to two years;

•	adverse weather conditions;

•	design or engineering changes; and

•	work stoppages.
     Significant cost overruns or delays could adversely affect our financial position, results of operations and cash flows. Additionally, failure to complete a project on time may result in the delay of revenue from that rig, which also could adversely affect our financial position, results of operations and cash flows.
Our four Super Gorilla class rigs and two of our Tarzan Class rigs are pledged as security under our government-guaranteed debt arrangements.
     If operating conditions deteriorate and if market conditions were to remain depressed for a long period of time, our results of operations would suffer and working capital and other financial resources may not be available or adequate to service our outstanding debt. Our four Super Gorilla class jack-ups and two of our Tarzan Class jack-ups are pledged as security under our government-guaranteed debt arrangements. If we were unable to service our debt, it is possible that these assets could be removed from our fleet, in which case our ability to generate revenues would be significantly reduced.
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
     Some of our drilling contracts are cancelable by the customer upon specific notice by the customer, or upon the occurrence of events beyond our control, such as the loss or destruction of the rig or the suspension of drilling operations for a specified period of time as a result of a breakdown of major equipment. Although our contracts may require the customer to make an early termination payment upon cancellation of the contract, such payment may not be sufficient to fully compensate us for the loss of the contract. Early termination of a contract may result in a rig being idle for an extended period of time. Our financial position, results of operations and cash flows may be adversely affected by customers’ early termination of contracts, especially if we are unable to re-contract the affected rig within a short period of time. Additionally, during adverse market conditions, a customer may be able to obtain a comparable rig at a lower daily rate, and as a result, may seek to renegotiate the terms of their existing drilling contract with us. The renegotiation of a number of our drilling contracts could adversely affect our financial position, results of operations and cash flows.
Failure to obtain or retain highly skilled personnel could adversely affect our operations.
     We require highly skilled personnel to operate and provide technical services and support for our businesses. Competition for skilled and other labor required for our drilling operations has increased in recent years as the number of rigs activated or added to worldwide fleets has increased. Additionally, the competition for skilled and other labor required for our manufacturing operations has increased in recent years due to the significant expansion of businesses providing equipment and services to the energy industry. If this expansion continues and the demand for drilling services remains strong or increases, shortages of qualified personnel could develop, creating upward pressure on wages and making it more difficult to staff and service our rigs, which could adversely affect our operating results.
Many of our drilling rigs are subject to damage or destruction by severe weather.
     Much of the Gulf of Mexico, the North Sea and offshore eastern Canada frequently experience hurricanes or other extreme weather conditions. Many of our offshore drilling rigs are located in these areas and are thus subject to damage or destruction by these storms. Damage caused by high winds and turbulent seas could cause us to suspend operations on such drilling rigs for significant periods of time until the damage can be repaired. Additionally, even if our drilling rigs are not directly damaged by such storms, we may still experience disruptions in our operations due to damage to our customer’s platforms and other related facilities in these areas. During Hurricanes Katrina and Rita in 2005, we lost four rigs and another was significantly damaged. Future storms could result in the loss or damage of additional rigs, which would adversely affect our financial position, results of operations and cash flows.
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
Our insurance coverage may be inadequate and has become more expensive.
     Our insurance coverage is subject to certain significant deductibles and levels of self-insurance, does not cover all types of losses and, in some situations, may not provide full coverage for losses or liabilities resulting from our operations. In addition, due to the losses sustained by us and the offshore drilling industry as a consequence of hurricanes that occurred in the Gulf of Mexico in 2004 and 2005, we may not be able to obtain future insurance coverage comparable with that of prior years, thus putting us at a greater risk of loss due to severe weather conditions and other hazards, which could have a material adverse effect on our financial position, results of operations and cash flows. In addition, we are likely to continuing experiencing increased costs for available insurance coverage which may impose higher deductibles and limit maximum aggregated recoveries for certain perils, such as hurricane related windstorm damage or loss. We may be required to modify our risk management program in response to changes in the insurance market, including increased risk retention.
Our customers may be unable to indemnify us.
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
Our operations are increasingly being conducted in foreign areas.
     During 2006, we initiated a significant drilling operation in Saudi Arabia, returned to Trinidad and established manufacturing service and supply shops in Dubai and Singapore. Foreign operations are often subject to political, economic and other uncertainties not typically encountered in domestic operations, such as arbitrary taxation policies, onerous customs restrictions, unstable currencies, security threats including terrorism and the risk of asset expropriation due to foreign sovereignty over operating areas. Any one of these factors could have a material adverse effect on our financial position, results of operations and cash flows.

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
     Holders of the common stock of acquisition targets may receive a premium for their shares upon a change of control. Delaware law and the following provisions, among others, of our Certificate of Incorporation, bylaws and rights plan could have the effect of delaying or preventing a change of control and could prevent holders of our common stock from receiving such a premium:
•	The affirmative vote of 80% of the outstanding shares of our capital stock is required to approve business combinations with any related person that has not been approved by our board of directors. We are also subject to a provision of Delaware corporate law that prohibits us from engaging in a business combination with any interested stockholder for three years from the date that person became an interested stockholder unless specified conditions are met.

•	Special meetings of stockholders may not be called by anyone other than our board of directors, our chairman, our executive committee or our president or chief executive officer.

•	Our board of directors is divided into three classes whose terms end in successive years, so that less than a majority of our board comes up for election at any annual meeting.

•	Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the voting rights and other privileges of these shares without any vote or action by our stockholders.

•	We have adopted a stockholder rights plan that provides our stockholders rights to purchase junior preferred stock in certain circumstances, whereby the ownership of Rowan shares by a potential acquirer can be significantly diluted by the sale at a significant discount of additional Rowan shares to all other stockholders, which could discourage unsolicited acquisition proposals.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
     The Company has no unresolved Securities and Exchange Commission staff comments.

ITEM 2.	PROPERTIES
     Rowan leases as its corporate headquarters approximately 79,300 square feet of space in an office tower located at 2800 Post Oak Boulevard in Houston, Texas.

DRILLING RIGS
     Following are summaries of the principal drilling equipment owned or operated by Rowan and in service at February 26, 2007. See “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 23 through 36 of this Form 10-K.
OFFSHORE RIGS

		Depth (feet) (b)		Year in	Contract Status
Name	Class(a)	Water	Drilling	Service	Location	Customer	Type(h)	Duration(i)
Cantilever Jack-up Rigs:
240C #2(j)	240C	400	35,000	2009
240C #1(j)	240C	400	35,000	2008
J. P. Bussell(j)	225C	300	35,000	2007
Hank Boswell(c)(d)	225C	300	35,000	2006	Saudi Arabia	Saudi Aramco	term	March 2011
Bob Keller(c)(d)	225C	300	35,000	2005	Gulf of Mexico	El Paso	term	January 2008
Scooter Yeargain(c)(d)	225C	300	35,000	2004	Saudi Arabia	Saudi Aramco	term	March 2011
Bob Palmer(c)(d)	224C	550	35,000	2003	Gulf of Mexico	Dominion	well-to-well	March 2007
						BP	term	April 2009
Rowan Gorilla VII(c)(e)	219C	400	35,000	2002	North Sea	Maersk	term	September 2007
Rowan Gorilla VI(c)(e)	219C	400	35,000	2000	North Sea	Talisman	term	November 2007
						British Gas	term	May 2008
Rowan Gorilla V(c)(e)	219C	400	35,000	1998	North Sea	Total	term	November 2008
Rowan Gorilla IV(c)(d)	200C	450	35,000	1986	Gulf of Mexico	Arena	single well	April 2007
						Plains	single well	October 2007
Rowan Gorilla III(c)(d)	200C	450	30,000	1984	Trinidad	EOG	term	September 2007
						Petro-Canada	term	April 2008
Rowan Gorilla II (c)(d)	200C	450	30,000	1984	Gulf of Mexico	Dominion	well-to-well	April 2007
						Newfield	well-to-well	June 2007
Rowan-California(c)	116C	300	30,000	1983	Saudi Arabia	Saudi Aramco	term	April 2009
Cecil Provine(c)(g)	116C	300	30,000	1982	Gulf of Mexico	Apache	well-to-well	March 2007
Gilbert Rowe(c)(d)	116C	300	30,000	1981	Qatar	Maersk	term	January 2009
Arch Rowan(c)(d)	116C	300	30,000	1981	Saudi Arabia	Saudi Aramco	term	April 2009
Charles Rowan(c)(d)	116C	300	30,000	1981	Saudi Arabia	Saudi Aramco	term	April 2009
Rowan-Paris(c)(d)	116C	300	30,000	1980	Qatar	Maersk	term	January 2009
Rowan-Middletown(c)(d)	116C	300	30,000	1980	Saudi Arabia	Saudi Aramco	term	April 2009
Conventional Jack-up Rigs:
Rowan-Juneau(c)(f)	116	300	30,000	1977	Gulf of Mexico	Seneca	well-to-well	March 2007
Rowan-Alaska(c)(f)	84	350	30,000	1975	Gulf of Mexico	Devon	well-to-well	March 2007
Rowan-Louisiana(c)(f)	84	350	30,000	1975	Gulf of Mexico	Helix	single well	April 2007
						Dominion	single well	August 2007
Rowan-Anchorage(c)	52	250	20,000	1972	Gulf of Mexico	Helix	well-to-well	March 2007

(a)	Indicated class is a number assigned by LeTourneau, Inc. to jack-ups of its design and construction. Class 200C is a Gorilla class unit designed for extreme hostile environment capability. Class 219C is a Super Gorilla class unit, an enhanced version of the Gorilla class. Class 224C is a Super Gorilla XL class unit, which has been tailored for the Gulf of Mexico. Class 225C is a Tarzan Class unit. Class 240C is a new design that the Company expects will, over time, replace the 116C.

(b)	Indicates rated water depth in current location and rated drilling depth

(c)	Unit equipped with a top-drive drilling system

(d)	Unit equipped with three mud pumps

(e)	Unit equipped with four mud pumps

(f)	Unit equipped with a skid base unit — refer to page 4 of this Form 10-K for a discussion of “skid base” technology

(g)	Unit sold and leased back under agreement expiring in June 2008

(h)	Refer to “Contracts” on page 6 of this Form 10-K for a discussion of types of drilling contracts.

(i)	Indicates estimated completion date of work to be performed

(j)	Indicates units currently under construction or planned with anticipated year of completion

ONSHORE RIGS (a)

		Maximum
		Drilling	Maximum		Contract Status
Name	Type	Depth (feet)	Horsepower	Location	Customer	Type(b)	Duration(c)
Rig 9	Diesel electric	20,000	2,000	Texas	Encana	term	April 2007
Rig 12	SCR diesel electric	18,000	1,500	Texas	Cimarex	term	March 2007
Rig 14	AC electric	35,000	3,000	Texas	Newfield	term	November 2007
Rig 15	AC electric	35,000	3,000	Texas
Rig 18	SCR diesel electric	25,000	2,000	Texas	Anadarko	term	November 2009
Rig 26	SCR diesel electric	25,000	2,000	Texas	Newfield	well-to-well	May 2007
Rig 29	Mechanical	18,000	1,500	Texas	Anadarko	well-to-well	April 2007
Rig 30	AC electric	20,000	2,000	Louisiana	Castex	term	April 2007
Rig 31	SCR diesel electric	35,000	3,000	Texas	Noble Energy	well-to-well	April 2007
Rig 33	SCR diesel electric	18,000	1,500	Texas	Devon	well-to-well	June 2009
Rig 34	SCR diesel electric	25,000	2,000	Texas	Marathon	term	January 2008
Rig 35	SCR diesel electric	18,000	1,500	Texas	PetroQuest	term	January 2008
Rig 41	SCR diesel electric	25,000	2,000	Texas	Newfield	term	April 2007
Rig 51	SCR diesel electric	25,000	2,000	Texas	Pogo	multiple well	January 2008
Rig 52	SCR diesel electric	25,000	2,000	Texas	Newfield	term	October 2007
Rig 53	SCR diesel electric	25,000	2,000	Oklahoma	Marathon	well-to-well	March 2007
Rig 54	SCR diesel electric	25,000	2,000	Texas	Newfield	term	May 2007
Rig 59	AC electric	25,000	2,000	Louisiana	Dominion	term	June 2008
Rig 60	AC electric	25,000	2,000	Texas	Anadarko	term	April 2009
Rig 61	AC electric	25,000	2,000	Texas	Anadarko	term	April 2008
Rig 62	AC electric	25,000	2,000	Texas	Anadarko	term	April 2009
Rig 63	AC electric	25,000	2,000	Texas	Anadarko	term	April 2008
Rig 64	AC electric	25,000	2,000	Texas	Cabot	term	November 2008
Rig 65	AC electric	25,000	2,000	Texas	Pioneer	term	December 2009
Rig 66	AC electric	25,000	2,000	Texas	PetroQuest	term	January 2010
Rig 67	AC electric	25,000	2,000	Texas	ConocoPhillips	term	February 2010
Rig 68	AC electric	25,000	2,000		Pioneer	term	March 2010
Rig 69	AC electric	25,000	2,000
Rig 70	AC electric	25,000	2,000

(a)	Most of the rigs were constructed at various dates between 1960 and 1982, utilizing new as well as used equipment, and have since been substantially rebuilt. Rigs 51 — 54 were constructed during 2001-02. Rigs 59-66 were completed during 2006 and rig 67 during early 2007. Rig 68 should be completed by late March 2007 and rigs 69 and 70 during the third quarter of 2007. All but Rigs 9, 29 and 35 are equipped with a top drive drilling system.

(b)	Refer to “Contracts” on page 6 of this Form 10-K for a discussion of types of drilling contracts.

(c)	Indicates estimated completion date of work to be performed or duration of pending long-term contracts
     Rowan’s drilling division leases and, in some cases, owns various operating and administrative facilities generally consisting of office, maintenance and storage space in the states of Alaska, Texas and Louisiana and in the countries of Canada, England, Scotland, Bahrain, Saudi Arabia and Qatar.
MANUFACTURING FACILITIES
     LeTourneau’s principal manufacturing facility and headquarters are located in Longview, Texas, on approximately 2,400 acres with approximately 1.2 million square feet of covered working area. The facility contains:
•	a steel mini mill with 330,000 square feet of covered working area; the mill has two 25-ton electric arc furnaces capable of producing 120,000 melted tons per year;

•	a fabrication shop with 300,000 square feet of covered working area; the shop has a 3,000 ton vertical bender for making roll-ups or flattening materials down to 2 1/2 inches thick by 11 feet wide;

•	a machine shop with 140,000 square feet of covered working area; and

•	an assembly shop with 124,000 square feet of covered working area.
     Drilling Systems and Power Systems products are machined, fabricated, assembled, and tested at a facility in Houston, Texas, having approximately 450,000 square feet of covered work area and 45,000 square feet of office space. This capacity is supported by the Longview, Texas, facility.

     The Offshore Products group’s rig construction facility is located in Vicksburg, Mississippi, on 1,850 acres of land and has approximately 560,000 square feet of covered work area. The group’s rig service and repair operation is carried out primarily at the Company’s Sabine Pass, Texas, facility.
     The distributor of forestry products in the northwestern United States is located on a six-acre site in Troutdale, Oregon, with approximately 22,000 square feet of building space.
     The distributor of mining products in the western United States is located in a leased facility in Tucson, Arizona, having approximately 20,000 square feet. The distributor of mining products in Australia is located in a leased facility in Murarrie, Queensland, having approximately 29,500 square feet. There are additional branch locations in each Australian territory.

ITEM 3.	LEGAL PROCEEDINGS
     Rowan leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million prior to being lost during Hurricane Rita in September 2005. The Company believes the insured value satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of its equipment installed on the rig. However, the owner of the rig claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value. Thus, the Company assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during the third quarter of 2005 for the full carrying value of its equipment. On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas. The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig. The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make Rowan liable to the owner for the approximately $40 million difference between the owner’s claim and the insurance coverage, plus interest and costs. The Company continues to believe that its interpretation of the charter agreement is correct and intends to vigorously pursue an appeal to overturn the summary judgment ruling.
     During 2004, Rowan learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U. S. Department of Justice (DOJ) had begun conducting a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs. Since that time, the Company has fully cooperated with the investigation, including responding to the DOJ’s subpoenas for certain documentation regarding its operations.
     The DOJ has a broad range of civil and criminal sanctions under environmental and other laws which it may pursue such as injunctive relief, fines (including multi-million dollar fines), penalties and modifications to business practices and compliance programs.
     Rowan has been engaged in discussions with the DOJ regarding a possible resolution of its investigation, including fines and additional sanctions against the Company. As a result of recent discussions with the DOJ, Rowan expects to pay fines and environmental fund payments of $9 million and has recognized such amount as a charge to its fourth quarter 2006 operations.
     During 2005, the Company learned that the DOJ was conducting an investigation of potential antitrust violations among helicopter transportation providers in the Gulf of Mexico. Rowan’s former aviation subsidiary, which was sold effective December 31, 2004, received a subpoena in connection with the investigation. The Company has not been contacted by the DOJ, but the purchaser claimed that Rowan is responsible for any exposure it may have. The Company has disputed that claim.
     Rowan is involved in various legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. The Company believes that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of Rowan common stockholders during the fourth quarter of the fiscal year ended December 31, 2006.
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
     The names, positions, years of credited service and ages of the officers of the Company as of February 26, 2007 are listed below. Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

		Years of
		Credited
Name	Position	Service	Age
D. F. McNease	Chairman of the Board, President and Chief Executive Officer	32	55
John L. Buvens	Executive Vice President, Legal	26	51
Mark A. Keller	Executive Vice President, Business Development	14	54
David P. Russell	Executive Vice President, Drilling Operations	23	45
William H. Wells	Vice President, Finance and Chief Financial Officer	12	44
D. C. Eckermann (1)	Vice President, Manufacturing	20	59
William C. Provine	Vice President, Investor Relations	20	60
Terry D. Woodall	Vice President, Human Resources	1	58
Michael J. Dowdy	Vice President, Engineering	16	47
Gregory M. Hatfield	Controller	12	37
Melanie M. Trent	Corporate Secretary and Special Assistant to the CEO	1	42

(1)	Mr. Eckermann also serves as President and Chief Executive Officer of LeTourneau Technologies, Inc., a Rowan subsidiary.
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
     Since January 2007, Mr. Buvens’ principal occupation has been in the position set forth. From April 2003 until January 2007, Mr. Buvens served the Company as Senior Vice President, Legal. Prior to that time, Mr. Buvens served the Company as Vice President, Legal.
     Since January 2007, Mr. Keller’s principal occupation has been in the position set forth. Prior to that time, Mr. Keller served the Company as Senior Vice President, Marketing.
     Since January 2007, Mr. Russell’s principal occupation has been in the position set forth. From January 2005 to January 2007, Mr. Russell served the Company as Vice President, Drilling. Prior to that time, Mr. Russell served the Company as Vice President, Rowan Drilling Company, Inc.
     Since January 2007, Mr. Wells’ principal occupation has been in the position set forth. From May 2005 to January 2007, Mr. Wells served the Company as Vice President, Finance and Treasurer. Prior to that time, Mr. Wells served the Company as Controller.
     Since July 2005, Mr. Woodall’s principal occupation has been in the position set forth. Prior to that time, Mr. Woodall was Manager, U.S. Employee Services for Schlumberger.
     Since April 2006, Mr. Dowdy’s principal occupation has been in the position set forth. Prior to that time, Mr. Dowdy was Chief Engineer, Marine Group for LeTourneau, Inc., a Rowan subsidiary.

     Since May 2005, Mr. Hatfield’s principal occupation has been in the position set forth. Prior to that time, Mr. Hatfield served the Company as Corporate Accountant.
     Since January 2007, Ms. Trent’s principal occupation has been in the position set forth. From October 2005 to January 2007, Ms. Trent served the Company as Corporate Secretary and Compliance Officer. From 2004 — September 2005, Ms. Trent performed contract legal services, primarily for Jindal United Steel Corp., a Baytown, Texas steel mill company. From 1998 to September 2002, Ms. Trent worked at Reliant Energy, Incorporated, as the Senior Aide to the CEO (1999-2001) and then as Vice President — Investor Relations.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
     Rowan’s Common Stock is listed on the New York Stock Exchange. The price range below is as reported by the New York Stock Exchange on the Composite Tape. On February 26, 2007, there were approximately 1,600 holders of record.

	2006		2005
Quarter	High	Low	High	Low
First	$45.61	$36.16	$33.04	$24.57
Second	48.15	33.13	31.57	24.53
Third	36.77	29.75	38.10	29.01
Fourth	37.99	29.03	39.50	28.87
     On February 25, 2005, Rowan paid a special cash dividend of $.25 per share of common stock to shareholders of record on February 9, 2005. On September 1, 2005, Rowan paid a special cash dividend of $.25 per share of common stock to shareholders of record on August 17, 2005. On February 24, 2006, Rowan paid a special cash dividend of $.25 per common share to shareholders of record on February 8, 2006. On May 2, 2006, Rowan’s Board of Directors approved a regular quarterly cash dividend $.10 per share, which the Company has since paid on each of May 26, August 18 and November 29, 2006 and February 20, 2007. Future dividends, if any, will only be paid at the discretion of the Board of Directors. At December 31, 2006, Rowan had approximately $158 million of retained earnings available for distribution to stockholders under the most restrictive provisions of its debt agreements.
     For information concerning Common Stock of the Company to be issued in connection with the Company’s equity compensation plans, see PART III, ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS on page 66 of this Form 10‑K.

ITEM 6. SELECTED FINANCIAL DATA
     The following information summarizes Rowan’s results of operations and financial position for each of the last five years.

	2006	2005	2004	2003	2002
	(In thousands except per share amounts and ratios)
Operations
Revenues:
Drilling services	$1,067,448	$775,356	$472,103	$392,211	$323,847
Manufacturing sales and services	443,286	293,426	207,573	137,043	120,084

Total	1,510,734	1,068,782	679,676	529,254	443,931

Costs and expenses:
Drilling services	511,664	394,595	326,687	302,194	280,294
Manufacturing sales and services	372,219	253,688	177,041	113,802	101,666
Depreciation and amortization	89,971	81,204	78,489	70,002	61,828
Selling, general and administrative	71,452	65,092	40,721	36,095	34,592
Gain on sales of property and equipment	(29,266)	(52,449)	(1,747)	(2,002)	(2,071)
Charge for estimated environmental fine	9,000	—	—	—	—
Gain on hurricane-related events	—	(13,948)	—	—	(1,464)

Total	1,025,040	728,182	621,191	520,091	474,845

Income (loss) from operations	485,694	340,600	58,485	9,163	(30,914)
Other income (expense) — net	7,660	4,870	(13,892)	(14,284)	145,608 (1)
Provision (credit) for income taxes	176,377	127,633	17,108	(1,788)	40,194

Income (loss) from continuing operations	316,977	217,837	27,485	(3,333)	74,500
Income (loss) from discontinued operations including gain (loss) on sale, net of taxes (2)	1,269	11,963	(28,758)	(4,441)	11,778

Net income (loss)	$318,246	$229,800	$(1,273)	$(7,774)	$86,278

Per share of common stock:
Net income (loss):
Basic:
Income (loss) from continuing operations	$2.87	$2.00	$.26	$(.04)	$.79

Income (loss) from discontinued operations	$.01	$.11	$(.27)	$(.04)	$.13

Net income (loss)	$2.89	$2.11	$(.01)	$(.08)	$.92

Diluted:
Income (loss) from continuing operations	$2.84	$1.97	$.26	$(.04)	$.78

Income (loss) from discontinued operations	$.01	$.11	$(.27)	$(.04)	$.12

Net income (loss)	$2.85	$2.08	$(.01)	$(.08)	$.90

Financial Position
Cash and cash equivalents	$258,041	$675,903	$465,977	$58,227	$178,756
Property, plant and equipment — net	2,133,226	1,720,734	1,669,494	1,620,988	1,457,834
Total assets	3,435,398	2,975,183	2,492,286	2,190,809	2,054,504
Long-term debt	485,404	550,326	574,350	569,067	512,844
Stockholders’ equity	1,874,046	1,619,739	1,408,884	1,136,830	1,131,777
Statistical Information
Current ratio	2.13	3.55	3.44	2.95	4.05
Long-term debt/total capitalization	.21	.25	.29	.33	.31
Book value per share of common stock	$16.97	$14.75	$13.12	$12.08	$12.09
Price range of common stock	$29.03-48.15	$24.53-39.50	$20.95-27.26	$17.70-26.72	$15.89-26.84
Cash dividends	$.55	$.50	$—	$—	$.25

(1)	Rowan recorded a $157.1 million gain in 2002 from the settlement of a drilling contract dispute.

(2)	Amounts reflect the aggregate after-tax results of Rowan’s aviation and boat operations which were sold in 2004 and 2005, including the resulting gain (loss) of $(16.0) million and $13.1 million, respectively. See Note 12 of the Notes to Consolidated Financial Statements on page 59 of this Form 10-K for further information regarding the Company’s discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
     The following table highlights Rowan’s operating results for the years indicated (in millions):

	2006	2005	2004
Revenues:
Drilling	$1,067.4	$775.4	$472.1
Manufacturing	443.3	293.4	207.6

Total	$1,510.7	$1,068.8	$679.7

Operating income:
Drilling	$447.7	$332.9	$51.7
Manufacturing	38.0	7.7	6.8

Total	$485.7	$340.6	$58.5

Income from continuing operations	$317.0	$217.8	$27.5

Income (loss) from discontinued operations	$1.2	$12.0	$(28.8)

Net income (loss)	$318.2	$229.8	$(1.3)

     As indicated in the preceding table, Rowan’s results of operations are heavily dependent upon the performance of our drilling division, which comprises about 94% of our fixed assets and, over the past three years, has generated 71% of our aggregate revenues and 94% of our aggregate operating income. Our manufacturing division has led the strategic expansion and upgrade of our drilling fleet and, in recent years, has improved its contribution to our operating results. The performance of each of our continuing operations over the 2004-2006 period is discussed more fully below.
     The amounts shown in the table above for Income (loss) from discontinued operations reflect the aggregate after-tax results of our aviation and boat operations for each of the past three years, including a $13.1 million after-tax gain recognized on the sale of our boat purchase options in 2005 and a $16.0 million after-tax loss recognized on the sale of our aviation operations in 2004. See Note 12 of the Notes to Consolidated Financial Statements on page 59 of this Form 10-K for further information regarding the Company’s discontinued operations.
Drilling Operations
     Rowan’s drilling operating results are a function of rig activity and day rates in our principal operating areas, which have historically been offshore in the Gulf of Mexico, the North Sea and eastern Canada and onshore in Texas and Louisiana. In 2006, we returned to the Middle East market with four jack-up rigs and have doubled our presence there in early 2007. We are selective in pursuing work in other overseas markets where our premium and harsh environment jack-up rigs are well-suited, and seek opportunities to maximize long-term returns. Rig activity and day rates are primarily determined by energy company exploration and development expenditures, which are heavily influenced by oil and natural gas prices, and the availability of competitive equipment. Day rates generally follow the trend in rig activity and, due to intense competition in the contract drilling industry, both have historically declined much faster than they have risen.
     Our rig fleets consist currently of 21 offshore jack-up rigs and 26 land rigs. Our offshore fleet features three Gorilla class jack-ups built during the early 1980s, four Super Gorilla class jack-ups constructed during the 1998-2003 period, and three Tarzan Class jack-ups delivered in the 2004-2006 period. Three additional jack-ups are under construction or on order with deliveries expected over the next three years. Our land fleet includes nine newly-constructed rigs, four rigs built during 2001-2002 and 11 rigs that have been refurbished in recent years. Three additional land rigs are expected to be completed during 2007.
     For the past several years, our offshore drilling operations have been focused in the Gulf of Mexico, where nine of our offshore rigs are currently deployed. This market is extremely fragmented among many oil and gas companies, many of whom are independent operators whose drilling activities are often highly dependent upon near-term operating cash flows. A typical drilling assignment may call for 30-60 days of exploration or development work, performed under a single-well contract with negotiable renewal options. Long-term contracts have been rare, and generally are available only from the major integrated oil companies and a few of the larger independent operators. Thus, drilling activity and day rates in this market have tended to fluctuate rather quickly, and generally follow trends in natural gas prices. Rowan generally avoided long-term commitments in the past unless they provided opportunities for rate adjustments in the future.

     As discussed more fully below, high natural gas prices and the continued migration of rigs to foreign markets in recent years, coupled with the significant loss of equipment in 2005 due to hurricanes, have created a jack-up supply deficit in the Gulf of Mexico. As a result, rig day rates, which increased dramatically in 2005, continued to set new records in 2006, and the occasional term drilling contract, ranging from six months to two years, has become available for high specification rigs. These opportunities have been more prevalent in other markets, however, and Rowan has recently moved rigs from the Gulf of Mexico in pursuit of longer-term commitments.
     The North Sea is a mature, harsh environment offshore drilling market that has long been dominated by major oil and gas companies operating within a relatively tight regulatory environment. Project lead times are often lengthy and drilling assignments, which typically require ultra premium equipment capable of handling high down-hole pressures and temperatures, can range from several months to several years. Thus, drilling activity and day rates in the North Sea move slowly in response to market conditions, and generally follow trends in oil prices.
     Following a two-year absence, we returned to the North Sea with the newbuild Gorilla VII in early 2002, and added Gorilla V to that market in late 2004. Gorilla VII is currently committed through the third quarter of 2007 while the Gorilla V commitment should extend into the fourth quarter of 2008. Gorilla VI recently relocated to the North Sea from eastern Canada for work in both the UK and Norwegian sectors that should extend into the second quarter of 2008.
     We have operated offshore eastern Canada at varying levels since the early 1980s, and our presence there peaked at three fully utilized rigs in mid-2000. More recently, demand for harsh environment jack-ups in the area has been sporadic and the departure of Gorilla VI leaves us with no drilling operations there at the present time.
     In August 2005, we obtained a three-year contract from Saudi Aramco covering four jack-up rigs offshore Saudi Arabia, our first drilling assignment in the Middle East in 25 years. The Rowan-Middletown, Charles Rowan, Arch Rowan and Rowan-California departed the Gulf of Mexico in January 2006 and commenced operations in the Persian Gulf in April. During 2006, we obtained two additional commitments in the Middle East market: a two-year contract for two jack-up rigs for Maersk offshore Qatar, which we commenced in late January 2007 with the Rowan-Paris and Gilbert Rowe, and a four-year contract for Saudi Aramco for two Tarzan Class jack-ups, the Scooter Yeargain and Hank Boswell, which should begin in late March 2007.
     Rowan has never cold-stacked its drilling rigs during slack periods as we believe the long-term costs of retraining personnel and restarting equipment negates any short-term savings. Thus, our drilling expenses do not typically fluctuate with rig activity, though they have increased as our rig fleets have been expanded and relocated. Rig fleet additions in recent years have included the Tarzan Class jack-ups Hank Boswell (September 2006), Bob Keller (August 2005) and Scooter Yeargain (April 2004), eight new land rigs delivered in 2006 and four existing land rigs that were refurbished during 2005 (two rigs) and 2003 (two rigs).
   2006 Compared to 2005
     The following table highlights the performance of our drilling division during 2006 compared to 2005 (dollars in millions):

	2006	2005	% increase
Revenues	$1,067.4	$775.4	38%
Operating income	447.7	332.9	34%
Operating income as a % of revenues	42%	43%
     Drilling revenues increased by $292.0 million in 2006, due primarily to the effects of increased average day rates, which more than offset the net impact of changes in our rigs fleets and reduced drilling activity for relocating rigs, as follows (in millions):

Increase in average day rates	$357.3
Rigs lost/damaged in 2005 hurricanes	(75.4)
Rigs sold	(28.8)
New rigs	28.0
Increase in rebillable expenses	23.9
Other, primarily reduced activity for relocating rigs	(13.0)

     Our overall offshore fleet utilization was 86% in 2006, down from 96% in 2005, as several rigs were being prepared for long-term assignments overseas. We compute rig utilization as revenue-producing days divided by total available rig-days. Our average offshore day rate was $141,500 in 2006, an increase of approximately 81% over 2005. Average day rates are determined as recorded revenues, excluding rebilled expenses, divided by revenue-producing days. Total revenue-producing days declined by just over 1,000 or 7% between years, with much of that decrease associated with the rigs that were being prepared for long-term assignments overseas.
     Natural gas prices remained at historically high levels throughout 2006, though mild weather contributed to a decline from the record average prices experienced during 2005. The migration of competitive jack-ups from the Gulf of Mexico continued during 2006, which enabled higher rates for those rigs that remained in the area, and our day rates easily surpassed our all time high levels. The following table summarizes average natural gas prices and our Gulf of Mexico fleet utilization and average day rates during the year:

	Natural	Average	Average
	Gas (MCF)*	Utilization	Day Rate
First quarter 2006	$7.84	96%	$123,500
Second quarter 2006	6.65	96%	143,500
Third quarter 2006	6.18	88%	150,600
Fourth quarter 2006	7.24	83%	140,300
Full year 2006	6.98	91%	139,000
Full year 2005	9.02	97%	71,100

*	Source: New York Mercantile Exchange (NYMEX)
     As shown in the preceding table, our average Gulf of Mexico day rate increased by 95% in 2006, though rates began to weaken somewhat during the fourth quarter. The onset of the hurricane season in June dampened overall drilling activity during the third quarter, forcing available rigs to compete for fewer, shallow-water opportunities, and many operators had exhausted much of their drilling budgets before the end of the year.
     Our third Tarzan Class jack-up, the Hank Boswell, was delivered and commenced operations in the Gulf of Mexico in September. The Rowan-Louisiana, which was severely damaged in 2005 during Hurricane Katrina, was returned to service in December 2006. Eight rigs either began or ended the year mobilizing from the Gulf of Mexico: four rigs commenced operations in Saudi Arabia in April 2006, two rigs began drilling in Qatar in January 2007 and two additional rigs were in the shipyard preparing to relocate to Saudi Arabia at year end. In addition, the Gorilla III left the Gulf of Mexico in August and began work in Trinidad in September. As a result, our total revenue-producing days in the Gulf of Mexico decreased by 3,479 or 47% during 2006.
     Spot oil prices continued to set records in 2006. Prices on the NYMEX traded between $55 and $70 per barrel for almost the entire year, reaching an all time high of $77 per barrel in July, and ended the year at around $60. Thus, many foreign markets like the Middle East continued to lure jack-ups from the Gulf of Mexico with long-term contracts at attractive rates. Our four jack-ups working offshore Saudi Arabia generated approximately $115 million of drilling revenues in 2006, averaging more than $113,000 per day.
     Demand for harsh environment equipment in the North Sea improved during the year enabling us to keep our rigs fully utilized and, as noted previously, increase our contracted backlog in the area. Gorilla V was 95% utilized in the UK sector of the North Sea in 2006 and generated more than $138,000 per day in drilling revenues during the year. Gorilla VII was 98% utilized offshore Denmark in 2006 and averaged more than $198,000 per day there in drilling revenues during the year.
     Gorilla VI was 85% utilized and generated almost $184,000 per day in drilling revenues offshore eastern Canada during 2006. Gorilla III was relocated from the Gulf of Mexico to Trinidad during the third quarter of 2006, where the rig was fully utilized and averaged more than $186,000 per day in drilling revenues during the remainder of the year.
     Our 25 land rigs were 97% utilized in Texas, Louisiana and Oklahoma in 2006, and achieved an average day rate of $22,600 during the year, compared to 98% and $18,400 in 2005. The fleet included eight of twelve new 2000 horsepower rigs that were constructed during the year. One additional new land rig was completed in early 2007 and the remaining three rigs are expected to be delivered during the first and third quarters of 2007. Ten of the twelve new rigs have been contracted for terms ranging from two to three years.

     Drilling operating costs increased by $117.1 million or 30% in 2006 compared to 2005, due primarily to effects of the following (in millions):

Insurance increased by 355%	$37.0
Rebillable expenses — primarily towing costs — increased by 90%	23.9
Repairs and maintenance for existing rigs increased by 28%	17.0
New rigs — primarily Bob Keller (September 2005), Hank Boswell (September 2006) and eight land rigs	14.5
Labor costs increased by 8%	11.2
     Selling, general and administrative costs increased by $4.5 million or 10% in 2006, due primarily to additional incentive compensation costs following the adoption of Statement of Financial Accounting Standards No. 123R. Depreciation and amortization increased by $8.1 million or 12% in 2006, due primarily to the addition of the rigs noted above.
     Drilling operating income in 2006 included $28.2 million of gains on asset disposals during the year, $24.5 million of which related to the installment sale of the Rowan-Midland and related equipment, compared to $66.8 million in 2005, which resulted from both asset disposals and the net excess insurance recoveries related to our losses during Hurricanes Katrina and Rita. Our 2006 operating results also included a $9 million charge for fines and environmental fund payments expected to be made in connection with a Department of Justice investigation. This matter is discussed more fully under Liquidity and Capital Resources on page 34.
   2005 Compared to 2004
     The following table highlights the performance of our drilling division during 2005 compared to 2004 (dollars in millions):

	2005	2004	% increase
Revenues	$775.4	$472.1	64%
Operating income	332.9	51.7	544%
Operating income as a % of revenues	43%	11%
     Drilling revenues increased by $303.3 million in 2005, due primarily to the effects of increased average day rates, as follows (in millions):

Increase in average day rates	$254.6
Increase in drilling activity, including net impact of changes in rig fleets	31.2
Increase in rebillable expenses	17.5
     Our overall offshore fleet utilization was 96% in 2005, up from 92% in 2004. Our average offshore day rate was $78,100 in 2005, an increase of approximately 60% over 2004. We compute rig utilization as revenue- producing days divided by total available rig-days. Average day rates are determined as recorded revenues, excluding rebilled expenses, divided by revenue-producing days.
     Natural gas prices were at historically high levels in early 2005, and increased further during the year primarily due to declining domestic production and growing demand. Prices went even higher following Hurricanes Katrina and Rita, as significant gas production from the Gulf of Mexico was shut-in due to damaged platforms and pipelines. These storms also removed eight units from the competitive jack-up fleet, including four of our rigs. Another six rigs migrated to foreign markets during the year. As a result, we were able to consistently increase our Gulf of Mexico day rates during 2005. The following table summarizes average natural gas prices and our Gulf of Mexico fleet utilization and average day rates during 2005:

	Natural	Average	Average
	Gas (MCF)*	Utilization	Day Rate
First quarter 2005	$6.50	98%	$58,000
Second quarter 2005	6.95	97%	66,500
Third quarter 2005	9.73	99%	74,400
Fourth quarter 2005	12.88	94%	92,100
Full year 2005	9.02	97%	71,100
Full year 2004	6.18	92%	45,200

*	Source: New York Mercantile Exchange

     As shown in the preceding table, our average Gulf of Mexico day rate increased by 57% in 2005. Our Gulf of Mexico fleet declined to 17 units during the year as four rigs were lost during the hurricanes, two rigs were sold and one rig was relocated to eastern Canada. Another rig was severely damaged during Hurricane Katrina. Our second Tarzan Class jack-up, the Bob Keller, was delivered in August and commenced operations in September. As a result, our total revenue-producing days in the Gulf of Mexico decreased by 221 or 3% during 2005. Four of our rigs departed the area in early 2006 for work in Saudi Arabia.
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
     Rowan’s 17 deep-well land rigs were 98% utilized in Texas, Louisiana and Oklahoma in 2005, and achieved an average day rate of $18,400 during the year, compared to 97% and $12,200 in 2004. The fleet includes one rig, idle since 2002, that was refurbished during the year and returned to service in late December 2005. Twelve new 2000 horsepower land rigs were at varying stages of construction at year end, ten of which are contracted for terms ranging from two to three years.
     Drilling operating costs increased by $67.9 million or 21% in 2005 compared to 2004, due primarily to effects of the following (in millions):

Rebillable expenses — primarily towing costs	$17.5
Wage increases	14.5
Rig repairs and maintenance	13.2
New rigs — primarily Scooter Yeargain (May 2004) and Bob Keller (September 2005)	11.5
UK drilling/production assignment field abandonment costs	4.5
Incentive compensation and retirement plan costs	3.6
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
   Outlook
     Worldwide rig demand is inherently volatile and has historically varied from one market to the next, as has the supply of competitive equipment. Exploration and development expenditures are affected by many local factors, such as political and regulatory policies, seasonal weather patterns, lease expirations, and new oil and gas discoveries. In the end, however, the level and expected direction of oil and natural gas prices are what most impact drilling activity, and oil and gas prices are ultimately a function of the supply of and demand for those commodities. With consistently high prices in recent years, energy companies have realized substantial cash flows which we believe should continue to result in additional drilling projects.

     Currently, the outlook for most worldwide drilling markets appears to be strong. Expected demand for jack-ups exceeds the current supply of rigs in the Middle East, West Africa, India and Southeast Asia. Thus, energy companies in mature markets like the Gulf of Mexico and the North Sea may continue to be forced to aggressively compete for competitive drilling equipment, which could continue to pressure day rates upward and cause drilling assignments to lengthen. Assuming these events occur, our drilling operations should continue to benefit during 2007. The volatility inherent in this business, however, makes any prediction of future market conditions speculative. Thus, we can offer no assurance that existing market conditions will continue beyond the near term, or that any expected improvements will materialize.
     Our long-term contracts covering eight rigs in the Middle East have brought significantly more global diversification to our drilling operations. During 2006, we also committed a third rig in the North Sea market and began an 18-month drilling assignment in Trinidad. We will continue to pursue overseas assignments that we believe will maximize the contribution of our offshore rigs and enhance our operating results.
     Hurricanes Katrina and Rita caused tremendous damage to drilling and production equipment and facilities throughout the Gulf Coast during 2005, and we suffered a significant loss of current and prospective revenues. These storms also reduced the supply of available drilling equipment in the Gulf of Mexico, which contributed to the dramatic increase in drilling day rates in late 2005 through mid 2006, though the average contract remains relatively short. During 2006, there was a noticeable decline in demand for drilling equipment that coincided with the onset of hurricane season in June and grew more pronounced as natural gas prices continued to weaken during the third and early fourth quarters. This ultimately forced jack-up contractors, including Rowan, to accept reduced rates in certain cases in order to keep available rigs fully utilized. Though gas prices have recently rebounded, Gulf of Mexico rig demand has not returned to peak 2006 levels. This pattern of reduced rig demand during hurricane season may repeat itself in future years.
     The heightened global demand for drilling equipment over the past few years has naturally led to increased demand for parts, supplies and people, which has in turn increased the cost of each category. Fully utilized drilling equipment ultimately requires more extensive maintenance and repairs as well. We expect these inflationary pressures to continue somewhat in 2007 which, unless we are able to recover the increased costs through higher day rates, will reduce our future profitability. In addition, the cost of insurance in the Gulf of Mexico has risen dramatically since 2005. Though we were able to obtain coverage for our offshore operations and fleet in 2006, the cost of our coverage was almost five times the pre-storm level even after we assumed more of the risk of certain losses. Our relocation of rigs from the Gulf of Mexico has helped to offset the increase in insurance rates.
     Our drilling operations are currently benefiting from predominantly favorable market conditions worldwide and are profitable. There is no assurance, however, that such conditions will be sustained beyond the near term or that our drilling operations will remain profitable. Our drilling operations will be adversely affected if market conditions deteriorate.
   Manufacturing Operations
     We have manufacturing facilities in Longview and Houston, Texas and Vicksburg, Mississippi that collectively produce mining, timber and transportation equipment, alloy steel and steel plate, and drilling rigs and various rig components. Our manufacturing division built the first jack-up drilling rig in 1955 and has designed or built more than 200 rigs since, including all 21 in our fleet. During 2006, the division delivered the third Tarzan Class jack-up, the Hank Boswell, achieved significant construction progress on the fourth, the J. P. Bussell, and began construction on the first two of a new jack-up rig design, the 240C.
   2006 Compared to 2005
     Rowan’s manufacturing division achieved a $149.9 million or 51% increase in revenues in 2006, comprised as follows (dollars in millions):

			% increase
	2006	2005	(decrease)
Mining Products group	$164.7	$147.0	12%
Offshore Products group	148.8	53.5	178%
Drilling Systems group	64.0	35.1	82%
Power Systems group	27.5	15.7	74%
Steel Products group	25.0	32.1	(22)%
Forestry Products group	13.3	10.0	33%

     The Mining Products group shipped 30 new front-end loaders in 2006, down from 31 units in 2005, though many were the larger units which carry a higher selling price; thus, mining equipment revenues increased by 9% between periods. Mining parts sales improved by $20.0 million or 66% between periods. Offshore Products group revenues in 2006 included $103.8 million recognized on long-term rig and rig kit construction projects, up from $36.1 million in 2005. The Drilling Systems group shipped 69 mud pumps to outside customers during 2006, up from 39 in 2005. Total volumes shipped by the Steel Products group were virtually unchanged at 37,100 tons in 2006, though the mix changed from 61% external in 2005 to 45% external in 2006, causing the drop in sales shown in the preceding table. The Forestry Products group shipped five log stackers in 2006, up from three units in 2005, but experienced a 46% decrease in parts sales between periods.
     Our manufacturing profitability is greatly influenced by the mix of our product sales. Our mining equipment, for example, has traditionally yielded lower margins than the related after-market parts sales. A rig construction project takes longer to complete and involves a significantly greater labor effort than a rig kit, and thus typically yields a lower margin. Efforts by the Offshore Products group to deliver the Hank Boswell almost three months ahead of schedule caused it to incur additional costs on the other rig being built at Vicksburg, and our 2006 operating results included a $2.1 million charge for the estimated loss on that project. In addition, we recorded a $7.8 million charge during the year for the costs incurred to collect and dispose of a radioactive material that was released while processing scrap at our steel mill. As a result, along with revenues, our direct cost of sales increased in 2006 by $116.6 million or 51%, and our average margin during the year was unchanged at 22% of revenues.
     Other manufacturing operating expenses increased by $2.0 million or 8% in 2006 compared to 2005, due primarily to incremental engineering efforts and higher shipping and warehousing costs. Selling, general and administrative costs increased by $1.8 million or 9% in 2006, due primarily to higher selling-related expenses and professional service fees associated with Sarbanes-Oxley Act compliance. Depreciation and amortization increased by $0.6 million or 5% in 2006, due primarily to ongoing capacity improvements at our manufacturing facilities.
     As a result, operating income produced by our manufacturing division increased by $30.3 million or almost four-fold during the year, and improved to 9% of revenues in 2006, up from 3% in 2005.
     Our 2006 manufacturing operating results exclude the effects of approximately $230 million of products and services provided at cost to our drilling division during the year, most of which was attributable to completion of the Hank Boswell and construction progress on the J. P. Bussell.
   2005 Compared to 2004
     Rowan’s manufacturing division achieved an $85.8 million or 41% increase in revenues in 2005, comprised as follows (dollars in millions):

			% increase
	2005	2004	(decrease)
Mining Products group	$147.0	$104.2	41%
Offshore Products group	53.5	28.1	91%
Drilling Systems group	35.1	16.1	118%
Steel Products group	32.1	30.5	5%
Power Systems group	15.7	18.6	(16)%
Forestry Products group	10.0	10.1	(1)%
     The Mining Products group shipped 31 new front-end loaders in 2005, up from 19 units in 2004, and mining parts sales improved by $2.0 million or 7% between periods. Offshore Products group revenues in 2005 included $36.1 million recognized on long-term rig and rig kit construction projects that began during the year. The Drilling Systems group shipped 39 mud pumps to outside customers during 2005, up from 23 in 2004. The Steel Products group experienced an 18% decrease in external steel shipments in 2005 that was more than offset by a 28% increase in average steel prices during the year. Internal steel shipments increased by 300% in 2005. Power Systems group revenues declined during 2005 due primarily to efforts required to complete a $10 million dredge barge for the US Army Corps of Engineers. The Forestry Products group shipped three log stackers in 2005, down from four units in 2004, but achieved a 23% increase in parts sales between periods.

     Our mining equipment, especially the smaller loaders, has traditionally yielded lower margins than the related after-market parts sales. In addition, a rig construction project usually takes longer to complete and involves a significantly greater labor effort than a rig kit, and thus typically yields a lower margin. As a result of the significantly greater activity in these areas in 2005, our direct cost of sales increased by $71.9 million or 46% during the year, and our average margin declined to 22% of revenues in 2005 from 25% in 2004. A $2.3 million loss incurred on the Power Systems dredge barge project contributed to the decline in margins in 2005.
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
   Outlook
     Though considerably less volatile than our drilling operations, our manufacturing operations, especially the Mining Products group, are impacted by world commodities prices; in particular, prices for copper, iron ore, coal and gold. In addition, the prospects for our Offshore Products and Drilling Systems groups are closely tied to the condition of the overall drilling industry and its demand for equipment, parts and services.
     Many commodity prices continue to be at historically high levels due to strong worldwide demand. Our external manufacturing backlog at December 31, 2006, of approximately $530 million, was more than one-third higher than the prior-year level and near an all-time high. The backlog included $363 million related to long-term rig or rig kit construction projects that are expected to run through mid 2008 and $85 million associated with 9 mining loaders, three log stackers and 57 mud pumps that we expect to ship during 2007. Thus far, we have been able to pass along the effects of raw material and labor cost increases to our customers in the form of higher sales prices.
     During 2005 and 2006, in order to meet the growing demand for the Company’s manufacturing products, we expanded our steel production capacity and upgraded facilities and machinery to enable faster delivery of rig components and other manufacturing products.
     We are optimistic that prices will remain firm, sustaining the demand for the types of equipment that we provide, and that our increased volumes will yield improved profitability. We cannot, however, accurately predict the duration of current business conditions or their impact on our operations. Our manufacturing operations will be adversely affected if conditions deteriorate.

LIQUIDITY AND CAPITAL RESOURCES
     Key balance sheet amounts and ratios for 2006 and 2005 were as follows (dollars in millions):

DECEMBER 31,	2006	2005
Cash and cash equivalents	$258.0	$675.9
Current assets	$1,102.8	$1,208.1
Current liabilities	$516.7	$340.6
Current ratio	2.13	3.55
Current maturities of long-term debt	$64.9	$64.9
Long-term debt	$485.4	$550.3
Stockholders’ equity	$1,874.0	$1,619.7
Long-term debt/total capitalization.	.21	.25
     Reflected in the comparison above are the effects of the following sources and uses of cash and cash equivalents in 2006:
•	net cash provided by operations of $292.1 million

•	proceeds from asset disposals of $39.1 million

•	proceeds from stock option and convertible debenture plans of $9.2 million

•	capital expenditures of $479.1 million

•	creation of a $156.1 million restricted cash balance

•	debt repayments of $64.9 million

•	cash dividend payments to our stockholders of $60.5 million
     Operating cash flows in 2006 included non-cash or non-operating adjustments to our net income totaling $201.0 million, less a net investment in working capital of $221.6 million. Non-cash or non-operating adjustments included deferred income taxes of $94.3 million, depreciation of $90.0 million and net retirement plan expenses in excess of funding of $23.9 million, partially offset by net gains on asset disposals of $30.5 million, compensation expense of $14.3 million and a $9.0 million charge for an estimated environmental fine. Working capital grew with additional investments in inventories and trade receivables in 2006 of $150 million and $135 million, respectively, which were only partially offset by net additional customer advances under sales contracts and toward future drilling services of $61 million during the year.
     Capital expenditures in 2006 included $113.5 million towards construction of our third and fourth Tarzan Class jack-up rigs, the Hank Boswell and the J.P. Bussell, which are being financed through operating cash flows. The Tarzan Class was designed specifically for deep drilling in water depths up to 300 feet, offering drilling capabilities similar to our Super Gorilla class jack-ups, but with reduced environmental criteria (wind, wave and current) and at around one-half the construction cost.
     Rowan’s first two Tarzan Class jack-up rigs and each of our four Super Gorilla class rigs were substantially financed through long-term bank loans guaranteed by the U.S. Department of Transportation’s Maritime Administration (“MARAD”). Under the MARAD Title XI program, we obtained reimbursements for qualifying expenditures up to a pre-approved limit based upon actual construction progress. Outstanding borrowings initially bear a floating rate of interest and notes require semi-annual payments of principal and accrued interest. The notes are secured by a preferred mortgage on the rig. The following table summarizes the status of each of our Title XI borrowings at December 31, 2006 (dollars in millions).

					Interest	Repayment	Repayment	Final
Rig	Delivery	Borrowings	Repayments	Balance	Rate	Dates	Amounts	Maturity
Gorilla V	Dec 1998	$153.1	$102.1	$51.0	6.94%, 6.15%	Jan 1, July 1	$6.4	July 2010
Gorilla VI	June 2000	171.0	92.6	78.4	5.88%	Mar 15, Sep 15	7.1	Mar 2012
Gorilla VII	Dec 2001	185.4	77.2	108.2	2.8%	Apr 20, Oct 20	7.7	Oct 2013
Bob Palmer	Aug 2003	187.3	31.2	156.1	5.64% floating	Jan 15, July 15	5.2	July 2021
Scooter Yeargain	April 2004	91.2	15.2	76.0	4.33%	May 1, Nov 1	3.0	May 2019
Bob Keller	Aug 2005	89.7	9.0	80.7	5.54% floating	May 10, Nov 10	3.0	May 2020

Total		$877.7	$327.3	$550.4			$32.4

     Our outstanding Bob Palmer and Bob Keller borrowings bear interest at a short-term commercial paper rate plus .25% and .15%, respectively. Rowan may fix these interest rates at any time and must fix them by August 18, 2007 and August 31, 2009, respectively. As discussed more fully below, the Bob Palmer note is fully collateralized by a secured restricted cash account.
     The Hank Boswell was constructed at our Vicksburg, Mississippi facility and delivered in September 2006. Construction of the J.P. Bussell, for which we have subcontracted the hull to another shipyard, is in progress and should be completed by late 2007 or early 2008. We have applied to MARAD for Title XI government-guaranteed financing for up to $176 million of the cost of the third and fourth Tarzan Class rigs on terms and conditions similar to those in effect for the Bob Keller. If we are unable to obtain this or any other outside financing, we could be forced to continue using working capital, if available, or postpone construction.
     During 2006, we began construction of the first of two of a new class of jack-up rig. The 240C will be equipped for high pressure/high temperature drilling in water depths of up to 400 feet. We believe the 240C design will set a new standard as a replacement for the 116C, which has been the “workhorse” of the global drilling industry for the past 25 years. The 240C will have more deck space, higher variable load, more drilling capacity (two million pound hook-load capability), more cantilever reach (up to 100 feet) and greater personnel capacity (108 man) than the 116C. Each rig will cost approximately $165 million and will be constructed at Vicksburg, Mississippi with delivery expected in 2008 and 2009. Capital expenditures in 2006 included $20.4 million for progress towards the construction of the first rig, which was funded from available cash. We currently anticipate funding construction of both 240C rigs with available cash, but will consider attractive financing alternatives. If we are unable to obtain any outside financing, we could be forced to continue using working capital, if available, or postpone construction.
     Capital expenditures in 2006 included $164.7 million for progress towards the construction of 12 new 2000 horsepower land rigs, eight of which were delivered during 2006 and one in early 2007. The three remaining rigs are expected to be delivered during the first and third quarters of 2007. These expenditures have been and should continue to be financed from existing working capital.
     Capital expenditures are for new assets or enhancements to existing assets, as expenditures for maintenance and repairs are charged to operations as incurred. The remainder of 2006 capital expenditures was primarily for major enhancements to existing offshore rigs and manufacturing facilities. Our 2007 capital budget has initially been set at approximately $393 million, and includes $75 million for the J. P. Bussell, $146 million toward the two 240C class rigs and $17 million for the four remaining new land rigs. We will periodically review and adjust the capital budget as necessary based upon our existing working capital and anticipated market conditions in our drilling and manufacturing businesses.
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
     In October 2005, we sold our only semi-submersible rig for approximately $60 million in cash. Payment for the rig occurred over a 15-month period ending in January 2007, at which point the title to the rig was transferred to the buyer. Rowan retained ownership of much of the drilling equipment on the rig, which was sold in 2006, and has continued to provide a number of operating personnel under a separate services agreement. The transaction was accounted for as a sales-type lease with the expected gain on the sale and imputed interest income of approximately $46 million deferred until the net book value of the rig has been recovered. At December 31, 2006, we had received payments totaling $35.6 million, and Trade and other receivables at that date included the balance of expected future collections of $23.4 million, which we received in January 2007.
   Contractual Obligations and Commercial Commitments
     The following is a summary of our contractual obligations at December 31, 2006 (dollars in millions):

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt and interest (1)	$704.3	$91.7	$173.5	$147.8	$291.3
Purchase obligations	127.2	125.5	1.7	—	—
Operating leases	17.4	8.2	7.7	1.4	0.1

Total	$848.9	$225.4	$182.9	$149.2	$291.4

(1)	Amounts represent contractual principal and interest payments. Interest amounts reflect either stated fixed rates or assume current floating rates remain constant throughout the period.

     We periodically employ letters of credit or other bank-issued guarantees in the normal course of our businesses, and were contingently liable for performance under such agreements to the extent of approximately $49 million at December 31, 2006. We do not hold or issue derivative financial instruments.
     Our debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity, limit the amount of long-term debt and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions. These agreements also contain minimum insurance requirements for our collateralized drilling rigs. The extent of hurricane damage sustained throughout the Gulf Coast area in recent years has dramatically increased the cost and reduced the availability of insurance coverage for windstorm losses and, during our 2006 policy renewal, we determined that windstorm coverage meeting these requirements was cost-prohibitive. Thus, we requested and received from MARAD a waiver of any defaults related to insurance requirements and provided additional security to MARAD. We have established a separate cash account containing the amount necessary to repay in full the outstanding Bob Palmer note, and in which MARAD has a security interest. This amount is shown separately as Restricted cash on our Consolidated Balance Sheet. We are not obligated to repay the Bob Palmer note in advance of its scheduled maturity. In addition, we agreed to maintain at least $100 million of unrestricted cash. Finally, we agreed to restrictions on the use of certain insurance proceeds should we experience further losses. Each of these additional security provisions will be released by MARAD if we obtain windstorm coverage that satisfies our existing debt requirements. We were in compliance with each of our debt covenants at December 31, 2006.
     We have contributed more than $145 million to our defined benefit pension plans over the past five years, including almost $90 million during 2005. Minimum contribution amounts are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates. Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements, which showed an unfunded pension liability of $119.1 million at December 31, 2006. We expect to make additional pension contributions over the next several years even if plan assets perform as expected, and our funding requirement for 2007 is expected to be approximately $11 million. The Pension Protection Act of 2006 generally requires that plans be fully funded within seven years, and will therefore increase and accelerate our annual funding requirements beginning in 2008. We currently estimate that our 2007 pension expense will decrease by approximately $2.6 million or about 10% from the 2006 amount.
     On February 25, 2005, in conjunction with the sale of our aviation operations, we paid a special cash dividend of $.25 per share of our common stock to stockholders of record on February 9, 2005. On September 1, 2005, in conjunction with the sale of several non-core assets, we paid a special cash dividend of $.25 per share of our common stock to stockholders of record on August 17, 2005. On February 24, 2006, we paid a special cash dividend of $.25 per common share to stockholders of record on February 8, 2006. On May 2, 2006, we instituted a regular quarterly cash dividend of $.10 per share, which we have since paid on each of May 26, August 18 and November 29, 2006 and February 20, 2007. At December 31, 2006, we had approximately $158 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements. Future dividends, if any, will only be paid at the discretion of our Board of Directors.
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
     Based on current and anticipated near-term operating levels, we believe that operating cash flows together with existing working capital will be adequate to sustain planned capital expenditures and debt service and other requirements at least through the remainder of 2007. We currently have no other available credit facilities, but believe financing could be obtained if deemed necessary.

     During the third quarter of 2005, we lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita. Since that time, we have been working to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way. At December 31, 2006, we had incurred $87.5 million of costs related to such efforts, of which $42.2 million had been reimbursed through insurance, leaving $45.3 million included in Receivables. We have since received another $17.7 million of insurance reimbursements. We expect to incur additional costs in the near term to fulfill our obligations to remove wreckage and debris in amounts that may approach our expenditures to date. Such additional costs will depend on the extent and nature of work ultimately required and the duration thereof. Previously, we reported the filing of a lawsuit styled Rowan Companies, Inc. vs. Certain Underwriters at Lloyd’s and Insurance Companies Subscribing to Cover Note ARS 4183 in the 215th Judicial District Court of Harris County, Texas. The lawsuit was withdrawn following the agreement by such underwriters to reimburse us for the reasonable cost of removing wreckage and debris remaining on the drilling locations. Certain of our insurance underwriters at higher limits of liability have notified us that they are reserving their right to deny coverage for any costs incurred in wreckage and debris removal activities that they believe are outside the scope of their policy. We do not expect the costs will reach these higher limits until the second quarter of 2007, and are working to resolve this issue. Although the Company believes that it has adequate insurance coverage and will be reimbursed for costs incurred and to be incurred, it is possible that a portion of such costs will not be reimbursed, requiring a charge to future operations for any shortfall.
     We leased the jack-up Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million prior to being lost during Hurricane Rita in September 2005. We believe the insured value satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of our equipment installed on the rig. However, the owner of the rig claimed that the rig should have been insured for its fair market value and sought recovery from us for compensation above the insured value. Thus, we assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during the third quarter of 2005 for the full carrying value of our equipment. On November 3, 2005, we filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas. The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig. The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make us liable to the owner for the approximately $40 million difference between the owner’s claim and the insurance coverage, plus interest and costs. We continue to believe that our interpretation of the charter agreement is correct and intend to vigorously pursue an appeal to overturn the summary judgment ruling.
     During 2004, we learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U. S. Department of Justice (DOJ) had begun conducting a criminal investigation of environmental matters involving several of our offshore drilling rigs. Since that time, we have fully cooperated with the investigation, including responding to the DOJ’s subpoenas for certain documentation regarding our operations.
     The DOJ has a broad range of civil and criminal sanctions under environmental and other laws which it may pursue such as injunctive relief, fines (including multi-million dollar fines), penalties and modifications to business practices and compliance programs.
     We have been engaged in discussions with the DOJ regarding a possible resolution of its investigation, including fines and additional sanctions against the Company. As a result of recent discussions with the DOJ, we expect to pay fines and environmental fund payments of $9 million and have recognized such amount as a charge to our fourth quarter 2006 operations.
     During 2005, we learned that the DOJ was conducting an investigation of potential antitrust violations among helicopter transportation providers in the Gulf of Mexico. Our former aviation subsidiary, which was sold effective December 31, 2004, received a subpoena in connection with the investigation. We have not been contacted by the DOJ, but the purchaser claimed that we are responsible for any exposure it may have. We have disputed that claim.
     We are involved in various other legal proceedings incidental to our businesses and are vigorously defending our position in all such matters. We believe that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on our financial position, results of operations or cash flows.

   Critical Accounting Policies and Management Estimates
     Rowan’s significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements beginning on page 43 of this Form 10-K. These policies, and management judgments, assumptions and estimates made in their application, underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that Rowan’s most critical accounting policies and management estimates involve revenue recognition, primarily upfront service fees for equipment moves and modifications, long-term manufacturing projects, property and depreciation, particularly capitalizable costs, useful lives and salvage values, and pension and other postretirement benefit liabilities and costs, specifically assumptions used in actuarial calculations, as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.
     Revenue Recognition. Rowan’s drilling contracts generally provide for payment on a day rate basis, and revenues are recognized as the work progresses with the passage of time. We frequently receive lump-sum payments at the outset of a drilling assignment as upfront service fees for equipment moves or modifications, and such payments (and related costs) are recognized as drilling revenues (and expenses) over the contract period. At December 31, 2006, we had deferred $60.9 million of revenues and $48.8 million of costs related to such upfront service fees, compared to $0.7 million and $2.7 million, respectively, one year earlier. We also typically receive reimbursement for certain “rebillable” costs, which are recognized as both revenues and expenses when incurred.
     Rowan generally recognizes manufacturing sales and related costs when title passes as products are shipped. Revenues from long-term manufacturing projects such as rigs and rig kits are recognized on the percentage-of-completion basis using costs incurred relative to total estimated costs. We do not recognize any estimated profit until such projects are at least 10% complete, though a full provision is made immediately for any anticipated losses. Total estimated costs, which incorporate the latest manufacturing standards and engineering estimates, are critical to this process and are therefore reviewed on a regular basis. At December 31, 2006, we had received $179.8 million of progress payments toward in-process long-term manufacturing projects, of which $65.8 million had not yet been recognized as revenues. During 2006, we recognized $103.8 million of manufacturing revenues and $93.4 million of costs related to such projects on the percentage-of-completion basis, including an estimated $2.1 million loss on the rig construction project, compared to $36.1 million and $29.8 million, respectively, in 2005.
     Property and depreciation. We provide depreciation under the straight-line method from the date an asset is placed into service based upon estimated service lives ranging up to 40 years and salvage values ranging up to 20%. We continue to operate 14 offshore rigs that were placed into service during 1972 — 1986 and assigned lives ranging from 12 to 15 years. Our newest and most significant assets, the Super Gorilla and Tarzan Class rigs, which collectively comprise almost two-thirds of our property, plant and equipment carrying value, carry a 25-year service life. We continue to provide depreciation expense when our rigs are idle.
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
     Pension and other postretirement benefit liabilities and costs. As previously mentioned, our pension and other postretirement benefit liabilities and costs are based upon actuarial computations that reflect our assumptions about future events, including long-term asset returns, interest rates, annual compensation increases, mortality rates and other factors. Key assumptions at December 31, 2006 included discount rates ranging from 5.82% to 5.92%, an expected long-term rate of return on pension plan assets of 8% and annual healthcare cost increases ranging from 10% in 2007 to 5% in 2011 and beyond. The assumed discount rate is based upon the average yield for Moody’s Aa-rated corporate bonds with maturities matched to expected benefit payments and the rate of return assumption reflects a probability distribution of expected long-term returns that is weighted based upon plan asset allocations. A 1-percentage-point decrease in the assumed discount rate would increase our recorded pension and other postretirement benefit liabilities by approximately $83 million, while a 1% change in the expected long-term rate of return on plan assets would change annual net benefits cost by approximately $3 million. The effects of a 1% change in the assumed healthcare cost trend rate are disclosed in Note 6 of the Notes to Consolidated Financial Statements beginning on page 51 of this Form 10-K.

   New Accounting Pronouncements
     Our adoption, effective January 1, 2006, of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, which requires the measurement and recognition of stock-based compensation expense based upon grant date fair value, reduced our net income by approximately $3.2 million or $.03 per share in 2006. Prior to 2006, we used the intrinsic value method of accounting for stock-based employee compensation pursuant to Accounting Principles Board Opinion No. 25. We estimate that the provisions of Statement 123R would have reduced (increased) reported amounts of net income (loss) and net income (loss) per share by $3.0 million or $.02 per diluted share in 2005 and $(3.1) million or $(.03) per diluted share in 2004.
     Our adoption, effective January 1, 2006, of Statement of Financial Accounting Standards No. 151, “Inventory Costs”, which clarifies the distinction between costs that are allocable to inventory and those that are expensed as incurred, did not materially impact our financial position or results of operations.
     Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which requires that the funded status of our pension and other postretirement benefit plans be fully recognized in our December 31, 2006 Consolidated Balance Sheet, had the effect of increasing our balances for Other liabilities, Deferred income taxes and Accumulated other comprehensive loss at that date by $67.1 million, $23.5 million and $43.6 million, respectively. Previously, balance sheet recognition was not required for items excluded from net pension and other benefits cost, including unamortized gains and losses, prior service cost and transition assets and liabilities, except where necessary to meet minimum liability thresholds, the after-tax effect of which was reflected within Accumulated other comprehensive income (loss). Under Statement 158, the unamortized portion of such items will continue to be excluded from net periodic benefits cost and included within other comprehensive income (loss).
     Our adoption, effective January 1, 2007, of Financial Accounting Standards Board Interpretation (FIN) No. 48, which clarifies the measurement and financial statement recognition of the effects of tax positions taken or expected to be taken in a tax return, did not materially impact our financial position or results of operations. We have recorded an adjustment to reduce retained earnings on January 1, 2007 by approximately $2 million.
     Securities and Exchange Commission Staff Accounting Bulletin No. 108, which sets forth the Staff’s views regarding the process of quantifying financial statement misstatements, did not materially affect our financial position or results of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     Rowan’s outstanding debt at December 31, 2006 was comprised as follows: $313.6 million of fixed-rate notes bearing a weighted average annual interest rate of 4.54% and $236.8 million of floating-rate notes bearing a weighted average annual interest rate of 5.61%. Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is limited in that the Company may fix the interest rate on its outstanding floating-rate debt at any time. In addition, the majority of Rowan’s transactions are carried out in United States dollars; thus, the Company’s foreign currency exposure is not material. Fluctuating commodity prices affect Rowan’s future earnings materially to the extent that they influence demand for the Company’s products and services. Rowan does not hold or issue derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Rowan Companies, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands except
	share amounts)
Assets
Current assets:
Cash and cash equivalents	$258,041	$675,903
Receivables — trade and other	418,985	253,194
Inventories:
Raw materials and supplies	260,319	169,361
Work-in-progress	84,466	26,172
Finished goods	310	477
Prepaid expenses and other current assets	62,307	17,041
Deferred tax assets — net	18,421	65,984

Total current assets	1,102,849	1,208,132

Restricted cash	156,077	—
Property, plant and equipment — at cost:
Drilling equipment	2,639,036	2,251,714
Manufacturing plant and equipment	210,448	165,185
Construction in progress	137,265	112,939
Other property and equipment	106,642	92,992

Total	3,093,391	2,622,830
Less accumulated depreciation and amortization	960,165	902,096

Property, plant and equipment — net	2,133,226	1,720,734
Goodwill and other assets	43,246	46,317

Total	$3,435,398	$2,975,183

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$64,922	$64,922
Accounts payable — trade	141,206	82,935
Other current liabilities	310,578	192,756

Total current liabilities	516,706	340,613

Long-term debt — less current maturities	485,404	550,326

Other liabilities	212,177	149,782

Deferred income taxes — net	347,065	314,723

Commitments and contingent liabilities (Note 9)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized 5,000,000 shares issuable in series:
Series A Preferred Stock, authorized 4,800 shares, none outstanding
Series B Preferred Stock, authorized 4,800 shares, none outstanding
Series C Preferred Stock, authorized 9,606 shares, none outstanding
Series D Preferred Stock, authorized 9,600 shares, none outstanding
Series E Preferred Stock, authorized 1,194 shares, none outstanding
Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
Common stock, $.125 par value; authorized 150,000,000 shares; issued 110,461,531 shares at December 31, 2006 and 109,776,426 shares at December 31, 2005	13,808	13,722
Additional paid-in capital	988,998	970,256
Retained earnings	981,610	724,096
Unearned equity compensation	—	(4,675)
Accumulated other comprehensive income (loss)	(110,370)	(83,660)

Total stockholders’ equity	1,874,046	1,619,739

Total	$3,435,398	$2,975,183

See Notes to Consolidated Financial Statements.

Rowan Companies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands except per share amounts)
Revenues:
Drilling services	$1,067,448	$775,356	$472,103
Manufacturing sales and services	443,286	293,426	207,573

Total	1,510,734	1,068,782	679,676

Costs and Expenses:
Drilling services	511,664	394,595	326,687
Manufacturing sales and services	372,219	253,688	177,041
Depreciation and amortization	89,971	81,204	78,489
Selling, general and administrative	71,452	65,092	40,721
Gain on sale of property and equipment	(29,266)	(52,449)	(1,747)
Charge for estimated environmental fine	9,000	—	—
Gain on hurricane-related events	—	(13,948)	—

Total	1,025,040	728,182	621,191

Income from operations	485,694	340,600	58,485

Other income (expense):
Interest expense	(28,321)	(25,802)	(20,911)
Less interest capitalized	7,756	3,803	2,195
Interest income	28,023	16,843	4,408
Gain on sale of investments	—	9,553	—
Other — net	202	473	416

Other income (expense) — net	7,660	4,870	(13,892)

Income from continuing operations before income taxes	493,354	345,470	44,593
Provision for income taxes	176,377	127,633	17,108

Income from continuing operations	316,977	217,837	27,485

Discontinued operations:
Income (loss) from discontinued operations before income taxes	1,952	18,914	(46,685)
Provision (credit) for income taxes	683	6,951	(17,927)

Income (loss) from discontinued operations	1,269	11,963	(28,758)

Net income (loss)	$318,246	$229,800	$(1,273)

Per share amounts:
Income from continuing operations — Basic	$2.87	$2.00	$.26

Income from continuing operations — Diluted	$2.84	$1.97	$.26

Income (loss) from discontinued operations — Basic	$.01	$.11	$(.27)

Income (loss) from discontinued operations — Diluted	$.01	$.11	$(.27)

Net income (loss) — Basic	$2.89	$2.11	$(.01)

Net income (loss) — Diluted	$2.85	$2.08	$(.01)

See Notes to Consolidated Financial Statements.

Rowan Companies, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Net income (loss)	$318,246	$229,800	$(1,273)
Other comprehensive income (loss):
Pension and other benefit liability adjustments, net of income taxes of $9,114, $(6,935) and $(8,677) respectively	16,926	(12,878)	(16,097)

Comprehensive income (loss)	$335,172	$216,922	$(17,370)

See Notes to Consolidated Financial Statements.

Rowan Companies, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Years Ended December 31, 2006, 2005 and 2004
							Accumulated
	Common Stock				Additional	Unearned	Other
	Issued		In Treasury		Paid-In	Equity	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Earnings
	(In thousands)
Balance, January 1, 2004	95,845	$11,981	(1,734)	$(30,064)	$659,849	$—	$(54,685)	$549,749
Exercise of stock options	716	89	—	—	8,556	—	—	—
Conversion of subordinated debentures	1,082	135	—	—	7,165	—	—	—
Sale of common stock	9,766	1,221	1,734	30,064	233,667	—	—	—
Stock-based compensation expense, including $553 reduction of related tax benefits	—	—	—	—	8,527	—	—	—
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(16,097)	—
Net loss	—	—	—	—	—	—	—	(1,273)

Balance, December 31, 2004	107,409	13,426	—	—	917,764	—	(70,782)	548,476
Exercise of stock options	2,090	261	—	—	33,247	—	—	—
Conversion of subordinated debentures	35	4	—	—	496	—	—	—
Issuance of restricted stock	242	31	—	—	6,042	(6,073)	—	—
Cash dividends ($.25 per common share in first and third quarters)	—	—	—	—	—	—	—	(54,180)
Stock-based compensation expense, including $9,990 reduction of related tax benefits	—	—	—	—	12,707	1,398	—	—
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(12,878)
Net income	—	—	—	—	—	—	—	229,800

Balance, December 31, 2005	109,776	13,722	—	—	970,256	(4,675)	(83,660)	724,096
Exercise of stock options	489	61	—	—	7,890	—	—	—
Conversion of subordinated debentures	71	9	—	—	991	—	—	—
Issuance of restricted stock	126	16	—	—	—	—	—	—
Cash dividends ($.25 per common share in first quarter and $.10 per common share in second, third and fourth quarters)	—	—	—	—	—	—	—	(60,733)
Stock-based compensation expense, including $2,380 reduction of related tax benefits	—	—	—	—	14,536	—	—	—
Minimum pension liability adjustment prior to adoption of Statement of Financial Accounting Standards No. 158, net of tax	—	—	—	—	—	—	16,926	—
Adjustment of pension and other benefits liabilities from adoption of Statement 158, net of tax	—	—	—	—	—	—	(43,636)	—
Adjustment resulting from adoption of Statement of Financial Accounting Standards No. 123 (revised)	—	—	—	—	(4,675)	4,675	—	—
Net income	—	—	—	—	—	—	—	318,246

Balance, December 31, 2006	110,462	$13,808	—	$—	$988,998	$—	$(110,370)	$981,610

See Notes to Consolidated Financial Statements.

Rowan Companies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Cash Provided By (Used In):
Operations:
Net income (loss)	$318,246	$229,800	$(1,273)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	89,971	81,291	95,650
Deferred income taxes	94,287	121,660	866
Provision for pension and postretirement benefits	33,592	25,478	34,936
Compensation expense	14,349	4,115	6,480
Gain on disposals of property, plant and equipment	(29,266)	(52,449)	(6,845)
Contributions to pension plans	(6,229)	(89,207)	(19,494)
Postretirement benefit claims paid	(3,440)	(3,283)	(3,612)
(Gain) loss on sale of aviation operations	(1,269)	—	24,441
Charge for estimated environmental fine	9,000	—	—
Gain on sale of investments	—	(9,553)	—
Gain on hurricane-related events	—	(18,948)	—
Gain on sale of boat operations	—	(20,736)	—
Insurance proceeds from hurricane-related events	—	51,448	—
Changes in current assets and liabilities:
Receivables — trade and other	(134,929)	(101,040)	(25,219)
Inventories	(150,028)	(34,951)	(13,622)
Other current assets	(45,266)	(2,875)	(12,325)
Accounts payable	27,467	52,776	4,261
Income taxes payable	(2,369)	4,653	179
Deferred revenues	46,754	40,085	22,895
Billings in excess of uncompleted contract costs and estimated profit	14,330	56,821	—
Other current liabilities	22,424	4,017	8,974
Net changes in other noncurrent assets and liabilities	(5,555)	(5,932)	815

Net cash provided by operations	292,069	333,170	117,107

Investing activities:
Property, plant and equipment additions	(479,082)	(199,798)	(136,886)
Proceeds from disposals of property, plant and equipment	37,129	90,294	14,680
Increase in restricted cash balance	(156,077)	—	—
Proceeds from sale of boat operations	—	20,866	—
Proceeds from sale of aviation operations — net	1,953	—	117,014
Proceeds from sale of investments	—	9,553	—

Net cash used in investing activities	(596,077)	(79,085)	(5,192)

Financing activities:
Proceeds from borrowings	—	37,909	70,842
Repayments of borrowings	(64,922)	(61,933)	(55,904)
Payment of cash dividends	(60,488)	(54,143)	—
Proceeds from common stock offering, net of issue costs	—	—	264,952
Excess tax benefits from stock-based compensation	2,380	—	—
Proceeds from stock option and convertible debenture plans	9,176	34,008	15,945

Net cash provided by (used in) financing activities	(113,854)	(44,159)	295,835

Increase (decrease) in cash and cash equivalents	(417,862)	209,926	407,750
Cash and cash equivalents, beginning of year	675,903	465,977	58,227

Cash and cash equivalents, end of year	$258,041	$675,903	$465,977

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
     The revenues and expenses resulting from Rowan’s discontinued aviation and marine vessel operations for the three years ended December 31, 2006, including the gain or loss recognized upon their sale, are shown collectively and net of tax as Income (loss) from discontinued operations in the Consolidated Statements of Operations. See Note 12 for further information regarding the Company’s discontinued operations.
Goodwill and Intangibles
     Rowan had goodwill with a carrying value of $12.4 million at each of December 31, 2006 and 2005, of which $10.9 million related to the manufacturing division and $1.5 million related to the drilling division. Goodwill is reviewed for possible impairment at least annually. At December 31, 2006 and 2005, the Company had intangible assets subject to amortization totaling $1.2 million and $1.3 million, respectively.
Revenue and Expense Recognition
     Rowan’s drilling contracts generally provide for payment on a day rate basis, and revenues are recognized as the work progresses. Rowan frequently collects up-front fees to reimburse the Company for the cost of relocating its drilling equipment, and occasionally receives reimbursement for equipment modifications and upgrades requested by its customers. Such fees and reimbursements, and any related costs, are deferred and subsequently recognized in operations on a straight-line basis over the period that the drilling services are performed. Deferred drilling revenues included in current and other liabilities were $60.9 million and $0.7 million at December 31, 2006 and 2005, respectively. Deferred drilling costs included in prepaid expenses and other assets were $48.8 million and $2.7 million at December 31, 2006 and 2005, respectively. Rowan also typically receives reimbursement for certain “rebillable” costs, which are recognized as both revenues and expenses when incurred.
     Manufacturing sales and related costs are generally recognized when title passes as products are shipped. Revenues from long-term manufacturing projects such as rigs and rig kits are recognized on a percentage-of-completion basis using costs incurred relative to total estimated project costs. The Company does not recognize any estimated profit until such projects are at least 10% complete, though full provision is made immediately for any anticipated losses. The following table summarizes the status of Rowan’s long-term construction projects in progress, including any advance payments received for projects not yet begun (in thousands):

	December 31,
	2006	2005
Total contract value of long-term projects in process (or not yet begun )	$344,406	$261,371
Payments received	179,843	90,207
Revenue recognized	114,011	36,080
Costs recognized	106,686	29,764
Payments received in excess of revenues recognized	65,832	54,127

Billings in excess of uncompleted contract costs and estimated profit (included in other current liabilities)	$71,151	$56,821

Uncompleted contract costs and estimated profit in excess of billings (included in other current assets)	$5,319	$2,694

     Manufacturing revenues and costs and expenses included product sales and costs of sales of $421.4 million and $345.6 million, $270.9 million and $231.1 million, and $190.8 million and $144.4 million in 2006, 2005 and 2004, respectively.
Income (Loss) Per Common Share
     “Basic” income (loss) per share is determined as income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. “Diluted” income (loss) per share reflects the issuance of additional shares in connection with the assumed conversion of stock options and other convertible securities, and corresponding adjustments to income for any charges related to such securities.
     The computation of basic and diluted per share amounts of income from continuing operations for each of the past three years is as follows (in thousands except per share amounts):

	Income From
	Continuing	Average	Per Share
Year Ended December 31,	Operations	Shares	Amount
2006:
Basic income per share	$316,977	110,280	$2.87
Effect of dilutive securities:
Convertible debentures		358
Stock options		1,137

Diluted income per share	$316,977	111,775	$2.84

2005:
Basic income per share	$217,837	108,719	$2.00
Effect of dilutive securities:
Convertible debentures		261
Stock options		1,324

Diluted income per share	$217,837	110,304	$1.97

2004:
Basic income per share	$27,485	105,472	$.26
Effect of dilutive securities:
Convertible debentures		645
Stock options		1,016

Diluted income per share	$27,485	107,133	$.26

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
     Noncash investing and financing activities excluded from the Company’s Consolidated Statements of Cash Flows were as follows: in 2006 — the conversion of $1,000,000 of Series B employee debentures into 71,112 shares of common stock, the reduction of $2,380,000 of tax benefits related to employee stock options and $30,171,000 of accrued property and equipment additions; in 2005 — the conversion of $500,000 of Series B employee debentures into 35,556 shares of common stock, the reduction of $9,990,000 of tax benefits related to employee stock options and $8,159,000 of accrued property and equipment additions; in 2004 — the conversion of $7,300,001 of Series III employee debentures into 1,081,483 shares of common stock and the reduction of $553,000 of tax benefits related to employee stock options.
Inventories
     Inventories are carried at lower of average cost or market. Costs include labor, material and production overhead. Management periodically reviews inventory for obsolescence and reserves for items unlikely to be sold.

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
     Expenditures for new property or enhancements to existing property are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Rowan capitalizes, during the construction period, a portion of interest cost incurred. See Note 10 for further information regarding the Company’s depreciation and amortization, capital expenditures and repairs and maintenance. Long-lived assets are reviewed for impairment whenever circumstances indicate their carrying amounts may not be recoverable, based upon estimated future cash flows.
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
Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). During 2006, 2005 and 2004, Rowan recognized other comprehensive income or loss relating to pension and other benefit liabilities. See Note 6 for further information regarding the Company’s pension and other benefit liabilities.
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

NOTE 2. LONG-TERM DEBT
     Long-term debt consisted of (in thousands):

	December 31,
	2006	2005
6.94% Title XI note payable; secured by the Gorilla V	$22,344	$27,926
6.15% Title XI note payable; secured by the Gorilla V	28,699	35,873
5.88% Title XI note payable; secured by the Gorilla VI	78,369	92,621
2.80% Title XI note payable; secured by the Gorilla VII	108,148	123,598
Floating-rate Title XI note payable; secured by the Bob Palmer	156,077	166,483
4.33% Title XI note payable; secured by the Scooter Yeargain	75,998	82,078
Floating-rate Title XI note payable; secured by the Bob Keller	80,691	86,669

Total	550,326	615,248
Less current maturities	64,922	64,922

Remainder	$485,404	$550,326

     Annual maturities of long-term debt are $64.9 million for each of the next five years ending December 31, 2007, 2008, 2009, 2010 and 2011.
     Rowan financed $153.1 million of the cost of the Gorilla V through a floating-rate bank loan guaranteed by the U.S. Department of Transportation’s Maritime Administration (“MARAD”) under its Title XI program. On July 1, 1997, the Company fixed $67 million of outstanding borrowings at 6.94%. On July 1, 1998, Rowan fixed the remaining $86.1 million principal amount at 6.15%. Principal and accrued interest on each note are payable semi-annually on each January 1 and July 1 through 2010. The Gorilla V is pledged as security for the government guarantees.
     Rowan financed $171.0 million of the cost of the Gorilla VI through a floating-rate bank loan guaranteed under MARAD’s Title XI program. On March 15, 2001, the Company fixed the $156.8 million of outstanding borrowings at 5.88%. Principal and accrued interest are payable semi-annually on each March 15 and September 15 through March 2012. The Gorilla VI is pledged as security for the government guarantee.
     Rowan financed $185.4 million of the cost of the Gorilla VII through a floating-rate bank loan guaranteed under MARAD’s Title XI program. On June 30, 2003, the Company fixed the $162.2 million of outstanding borrowings at 2.80%. Principal and accrued interest are payable semi-annually on each April 20 and October 20 through 2013. The Gorilla VII is pledged as security for the government guarantee.
     Rowan financed $187.3 million of the cost of the Bob Palmer through a floating-rate bank loan guaranteed under MARAD’s Title XI program. The Company may fix the interest rate at any time and must fix the rate on all outstanding principal amounts by August 18, 2007. Principal and accrued interest are payable semi-annually on each January 15 and July 15 through 2021. The Bob Palmer is pledged as security for the government guarantee. At December 31, 2006, outstanding borrowings bore interest at an annual rate of 5.64%.
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
     Rowan financed $89.7 million of the cost of the Bob Keller through a 15-year floating-rate bank loan guaranteed under MARAD’s Title XI program. Rowan may fix the interest rate at any time and must fix the rate on all outstanding principal by August 31, 2009. Principal and accrued interest are payable semi-annually on each May 10 and November 10 through May 2020. The Bob Keller is pledged as security for the government guarantee. At December 31, 2006, outstanding borrowings bore interest at an annual rate of 5.54%.
     Rowan’s $4.8 million of Series A Floating Rate Subordinated Convertible Debentures outstanding at December 31, 2006 are ultimately convertible into common stock at the rate of $29.75 per share for each $1,000 principal amount of debenture through April 24, 2008.

     Rowan’s $3.0 million of Series B Floating Rate Subordinated Convertible Debentures outstanding at December 31, 2006 are ultimately convertible into common stock at the rate of $14.06 per share for each $1,000 principal amount of debenture through April 22, 2009.
     Rowan’s $9.6 million of Series C Floating Rate Subordinated Convertible Debentures outstanding at December 31, 2006 are ultimately convertible into common stock at the rate of $28.25 per share for each $1,000 principal amount of debenture through April 27, 2010.
     Rowan’s $9.6 million of Series D Floating Rate Subordinated Convertible Debentures outstanding at December 31, 2006 are ultimately convertible into common stock at the rate of $32.00 per share for each $1,000 principal amount of debenture through April 26, 2011.
     Rowan’s $1.2 million of Series E Floating Rate Subordinated Convertible Debentures outstanding at December 31, 2006 are ultimately convertible into common stock at the rate of $13.12 per share for each $1,000 principal amount of debenture through September 20, 2011.
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
     Rowan weighted average annual interest rate was 5.0% at December 31, 2006 and 4.56% at December 31, 2005. Cash interest payments exceeded interest capitalized by $20.3 million in 2006, $20.6 million in 2005, and $18.6 million in 2004.
     Rowan’s debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity and limit the amount of long-term debt, and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions. These agreements also contain minimum insurance requirements for the Company’s collateralized drilling rigs. The extent of hurricane damage sustained throughout the Gulf Coast area in recent years has dramatically increased the cost and reduced the availability of insurance coverage for windstorm losses and, during its 2006 policy renewal, the Company determined that windstorm coverage meeting these requirements was cost-prohibitive. Thus, the Company requested and received from MARAD a waiver of any defaults related to insurance requirements and provided additional security to MARAD. The Company has established a separate cash account containing the amount necessary to repay in full the outstanding Bob Palmer note, and in which MARAD has a security interest. This amount is shown separately as Restricted cash on the Company’s Consolidated Balance Sheet at December 31, 2006. Rowan is not obligated to repay the Bob Palmer note in advance of its scheduled maturity. In addition, the Company agreed to maintain at least $100 million of unrestricted cash. Finally, the Company agreed to restrictions on the use of certain insurance proceeds should it experience further losses. Each of these additional security provisions will be released by MARAD if Rowan obtains windstorm coverage that satisfies the Company’s existing debt requirements. The Company believes that it was in compliance with each of its debt covenants at December 31, 2006. See Note 5 for further information regarding the Company’s dividend restrictions.
NOTE 3. STOCKHOLDERS’ EQUITY
     Rowan’s 2005 Long-Term Incentive Plan (“LTIP”) authorizes the Company’s Board of Directors to issue, through April 22, 2015, up to 3,400,000 shares of Rowan common stock in a variety of forms, including stock options, restricted stock, restricted stock units, performance shares, stock appreciation rights and common stock grants, whose terms are governed by the LTIP. The LTIP replaced and superseded the Restated 1988 Nonqualified Stock Option Plan, as amended, and the 1998 Nonemployee Directors Stock Option Plan. At December 31, 2006, awards covering 843,360 shares had been made under the LTIP, as follows: 315,060 in 2006 and 528,300 in 2005.
     Restricted stock represents a full share of Rowan common stock issued with a restrictive legend that prevents its sale until the restriction is later removed. The restrictions will generally lapse pro rata over a three or four-year service period. The Company measures total compensation related to each share based upon the market value of the common stock on the date of the award and recognizes the resulting expense on a straight-line basis over the service period. During 2005, Rowan issued 241,100 shares of restricted stock to 77 key employees, with an average fair value of $25.09 per share. The total related compensation was measured at $6.1 million, of which $3.7 million had been recognized at December 31, 2006. During 2006, Rowan issued 120,867 shares of restricted stock to 84 key employees, with an average fair value of $42.98 per share. The total related compensation was measured at $5.2 million, of which $1.3 million had been recognized at December 31, 2006.

     Restricted stock units are awards that may be settled through the issuance of Rowan common stock or the payment of cash where vesting generally occurs over a defined service period but the restriction lapses only upon termination of service. The Company measures compensation related to each unit based upon the market value of the underlying common stock on the date of the award and recognizes the resulting expense on a straight-line basis over the service period. During 2005, Rowan issued 36,900 restricted stock units to its nonemployee directors, with an average fair value of $25.12 per unit. During 2006, Rowan issued 15,000 restricted stock units to its nonemployee directors, with an average fair value of $43.41 per unit, and issued 8,890 shares of Rowan common stock in settlement of previous restricted stock unit awards and related dividends. At December 31, 2006, Rowan had accrued $1.2 million toward future settlement of restricted stock units.
     Performance shares are shares of Rowan common stock whose future issuance is contingent upon the achievement of certain performance criteria. During 2005, the Company awarded 99,500 performance shares to 12 key employees, under which as many as 199,000 (and as few as zero) shares of Rowan common stock will be issued in May 2008 depending upon the Company’s total stockholder return (TSR) in comparison to a selected industry peer group over the three-year period then ended. The Company measures and recognizes compensation expense at each period end using the market value of the common stock on the date of the award and the expected number of shares to be issued based upon Rowan’s relative TSR performance. No compensation expense was recognized during 2005 or 2006.
     During 2006, the Company awarded 115,791 performance shares to 15 key employees, under which as many as 231,582 (and as few as zero) shares of Rowan common stock will be issued in April 2009 based upon an equal weighting of the Company’s TSR and return on investment (ROI) ranking versus a selected industry peer group over the three-year period then ended. With respect to the TSR metric, the Company estimated a fair value of $42.51 per share, which is being recognized as compensation expense over the three-year performance period. The total related compensation was measured at $2.5 million, of which $0.5 million had been recognized at December 31, 2006. With respect to the ROI metric, the Company estimated compensation expense using the market value of the common stock on the date of the award of $43.85 per share and the target number of shares to be issued. The total related compensation was measured at $2.5 million, of which $0.6 million had been recognized at December 31, 2006. Compensation expense will be re-measured annually using the expected number of shares to be issued based upon Rowan’s relative ROI performance.
     Stock options granted to employees generally become exercisable pro rata over a four-year service period, and all options not exercised expire ten years after the date of grant. Stock option activity for each of the last three years was as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 1, 2004	5,648,958	$16.08
Granted	582,525	24.99
Exercised	(716,490)	12.13
Forfeited	(41,242)	13.06

Outstanding at December 31, 2004	5,473,751	17.57
Granted	150,800	24.98
Exercised	(2,090,384)	15.91
Forfeited	(67,774)	15.93

Outstanding at December 31, 2005	3,466,393	18.93
Granted	63,402	43.85
Exercised	(488,230)	16.82
Forfeited	(14,807)	21.89

Outstanding at December 31, 2006	3,026,758	$21.15

Exercisable at December 31, 2004	3,477,288	$17.15

Exercisable at December 31, 2005	2,393,579	$18.85

Exercisable at December 31, 2006	2,353,668	$19.93

     The following table summarizes information about stock options outstanding at December 31, 2006.

		Weighted		Weighted
		Average	Weighted	Average
	Number of	Exercise	Average	Remaining
	Options	Price	Fair Value	Life (Years)
Outstanding:
$4.06 to $9.81	199,424	$5.88		2.7
$13.12 to $19.75	827,816	16.46		3.7
$21.19 to $22.00	1,016,066	21.34		6.0
$24.98 to $43.85	983,452	28.00		6.9

	3,026,758	$21.15	$12.12	5.4

Exercisable:
$4.06 to $9.81	197,248	$5.88
$13.12 to $19.75	827,816	16.46
$21.19 to $22.00	771,054	21.38
$24.98 to $32.00	557,550	28.02

	2,353,668	$19.93

     At December 31, 2006, Rowan had $3.8 million of unrecognized future compensation expense related to stock options.
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
     Rowan applied the modified prospective method of adoption, whereby the provisions of Statement 123R are applied to all stock-based awards made on or after January 1, 2006 and any outstanding but unvested awards as of that date. Accordingly, the Company’s consolidated financial statements as of and for the year ended December 31, 2005 have not been restated to give effect to Statement 123R. In addition, there was no material cumulative effect to be recognized upon adoption of Statement 123R. The adoption of Statement 123R did impact the Company’s Stockholders’ equity components as the $4.7 million balance of Unearned equity compensation, which originated in connection with the 2005 restricted stock awards, was reclassified to, and reduced the balance of, Additional paid-in capital effective January 1, 2006.
     During 2006, Rowan recognized stock-based compensation expense of $12.5 million under Statement 123R, including $7.2 million related to stock options, $4.2 million related to restricted stock and units and $1.1 million related to performance shares. Rowan estimates that the provisions of Statement 123R reduced the Company’s net income by approximately $3.2 million or $.03 per share during 2006. The following table illustrates the estimated effects of Statement 123R on results for the comparable periods of 2005 and 2004.

	2005	2004
Net income (loss), as reported	$229,800	$(1,273)
Stock-based compensation, net of related tax effects:
As recorded under APB 25	1,718	4,000
Pro forma under SFAS 123	(4,697)	(7,161)

Pro forma net income (loss)	$226,821	$(4,434)

Net income (loss) per basic share:
As reported	$2.11	$(.01)

Pro forma	$2.09	$(.04)

Net income (loss) per diluted share:
As reported	$2.08	$(.01)

Pro forma	$2.06	$(.04)

     The weighted average per-share fair values at date of grant for options granted during 2006, 2005 and 2004 were estimated to be $18.48, $10.10 and $10.38, respectively. The foregoing fair value estimates were determined using the Black-Scholes option valuation model with the following weighted average assumptions:

	2006	2005	2004
Expected life in years	4.0	3.5	3.6
Risk-free interest rate	5.0%	3.9%	3.3%
Expected volatility	51.1%	51.1%	52.3%
     Under the Rowan Companies, Inc. 1998 Convertible Debenture Incentive Plan, as amended, floating-rate subordinated convertible debentures totaling $30 million were issued by the Company. The debentures are initially convertible into preferred stock, which has no voting rights (except as required by law or the Company’s charter), no dividend and a nominal liquidation preference. The preferred stock is immediately convertible into common stock. At December 31, 2006, all $4.8 million principal amount of Series A debentures issued in 1998, $3.0 million of the $4.8 million principal amount of Series B debentures issued in 1999, all $9.6 million principal amount of Series C debentures issued in 2000, all $9.6 million principal amount of Series D debentures issued in 2001 and all $1.2 million principal amount of Series E debentures issued in 2001 were outstanding. The outstanding Series A, B, C, D and E debentures are collectively convertible into 1,105,718 shares of Rowan’s common stock.
     Under the Rowan Companies, Inc. 1986 Convertible Debenture Incentive Plan, floating-rate subordinated convertible debentures totaling $19.9 million were issued by the Company. At December 31, 2006, all of such debentures had been converted into Rowan common stock, including $7.3 million that was converted into 1,081,483 shares during 2004.
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
NOTE 4. OTHER CURRENT LIABILITIES
     Other current liabilities consisted of (in thousands):

	December 31,
	2006	2005
Deferred revenues	$146,230	$74,490
Billings in excess of uncompleted contract costs and estimated profit	71,151	56,821
Accrued liabilities:
Income taxes	3,182	4,867
Compensation and related employee costs	49,767	33,287
Interest	8,936	8,670
Taxes and other	31,312	14,621

Total	$310,578	$192,756

     The balance in Deferred revenues primarily reflects customer prepayments for products and services to be provided and lump-sum mobilization fees to be recognized during the next year. The balance also included $23.4 million at December 31, 2006 and $18.8 million at December 31, 2005 related to the sale of the Rowan-Midland. See Note 13 for further information regarding the sale of the Rowan-Midland.
     The balance in Compensation and related employee costs includes estimated pension and other benefit plan funding contributions to be provided during the next year. See Note 6 for further information regarding the Company’s pension and other benefit plans.
     Taxes and other included accrued manufacturing warranty claims of $5.1 million at December 31, 2006 and $3.8 million at December 31, 2005. The balance at December 31, 2006 also included a $9.0 million charge for expected fines and environmental fund payments to be made in settlement of a Department of Justice investigation. See Note 9 for further information regarding the Company’s environmental matters.

NOTE 5. RESTRICTIONS ON RETAINED EARNINGS
     Rowan’s Title XI debt agreements contain financial covenants that limit the amount the Company may distribute to its stockholders. Under the most restrictive of such covenants, Rowan had approximately $158 million of retained earnings available for distribution at December 31, 2006. Subject to this and other restrictions, the Board of Directors will determine payment, if any, of future dividends or distributions in light of conditions then existing, including the Company’s earnings, financial condition and requirements, opportunities for reinvesting earnings, business conditions and other factors. See Note 14 for further information regarding the Company’s dividends.
NOTE 6. BENEFIT PLANS
     Since 1952, Rowan has sponsored defined benefit pension plans covering substantially all of its employees. In addition, Rowan provides health care and life insurance benefits for certain retired employees.
      During September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. Statement 158, which requires that the funded status of our pension and other postretirement benefit plans be fully recognized in our December 31, 2006 Consolidated Balance Sheet, had the effect of increasing our balances for Other liabilities, Deferred income taxes and Accumulated other comprehensive loss at that date by $67.1 million, $23.5 million and $43.6 million, respectively. Previously, balance sheet recognition was not required for items excluded from net pension and other benefits cost, including unamortized gains and losses, prior service cost and transition assets and liabilities, except where necessary to meet minimum liability thresholds, the after-tax effect of which was reflected within Accumulated other comprehensive income (loss). Under Statement 158, the unamortized portion of such items will continue to be excluded from net periodic benefits cost and included within other comprehensive income (loss).
     The following table shows changes in plan assets and obligations during 2006 and the funded status of the plans at December 31, 2006 (in thousands):

	Pension	Other
	Benefits	Benefits	Total
Benefit obligations:
Balance, January 1	$440,884	$69,886	$510,770
Interest cost	25,299	3,901	29,200
Service cost	12,450	1,989	14,439
Actuarial loss	8,480	2,117	10,597
Plan amendment	(3,178)	—	(3,178)
Benefits paid	(16,239)	(3,367)	(19,606)

Balance, December 31	467,696	74,526	542,222

Plan assets:
Fair value, January 1	321,724	—	321,724
Actual return	36,908	—	36,908
Employer contributions	6,229	—	6,229
Benefits paid	(16,239)	—	(16,239)

Fair value, December 31	348,622	—	348,622

Net benefit liabilities	$(119,074)	$(74,526)	$(193,600)

Amounts recognized in the Consolidated Balance Sheet:
Current assets — Trade and other receivables	$—	$136	$136
Other current liabilities	(10,750)	(3,990)	(14,740)
Other liabilities	(108,324)	(70,672)	(178,996)

Net benefit liabilities	$(119,074)	$(74,526)	$(193,600)

Net (expense) credit recognized in net benefit cost	$29,768	$(53,569)	$(23,801)

Amounts not yet reflected in net periodic benefit cost:
Actuarial loss	(151,622)	(18,462)	(170,084)
Transition obligation	—	(3,973)	(3,973)
Prior service (cost) credit	2,780	1,478	4,258

Total accumulated other comprehensive loss	(148,842)	(20,957)	(169,799)

Net benefit liabilities	$(119,074)	$(74,526)	$(193,600)

     Rowan expects that the following amounts of Accumulated other comprehensive loss will be recognized as net periodic benefits cost in 2007 (in thousands):

	Pension	Other
	Benefits	Benefits	Total
Actuarial loss	$10,679	$665	$11,344
Transition obligation	—	662	662
Prior service cost (credit)	(211)	(205)	(416)

Total net increase	$10,468	$1,122	$11,590

     Changes in plan assets and obligations during 2005 and the funded status of the plans at December 31, 2005 were as follows (in thousands):

	Pension	Other
	Benefits	Benefits	Total
Benefit obligations:
Balance, January 1	$384,747	$60,792	$445,539
Service cost	10,428	1,816	12,244
Interest cost	21,817	3,521	25,338
Actuarial loss	39,975	7,040	47,015
Benefits paid	(16,083)	(3,283)	(19,366)

Balance, December 31	440,884	69,886	510,770

Plan assets:
Fair value, January 1	217,317	—	217,317
Actual return	31,283	—	31,283
Employer contributions	89,207	—	89,207
Benefits paid	(16,083)	—	(16,083)

Fair value, December 31	321,724	—	321,724

Funded status	(119,160)	(69,886)	(189,046)
Amounts not yet reflected in net periodic benefit cost:
Actuarial loss	(168,637)	(17,145)	(185,782)
Transition obligation	—	(4,635)	(4,635)
Prior service (cost) credit	(570)	1,682	1,112

Total amounts not yet recognized	(169,207)	(20,098)	(189,305)

Net benefit asset (liabilities) recognized	50,047	(49,788)	259
Additional minimum liability	(129,270)	—	(129,270)

Net benefit liabilities	$(79,223)	$(49,788)	$(129,011)

     The additional minimum pension liability shown in the preceding table reflects actuarially-determined unfunded accumulated benefit obligations at December 31, 2005, and is included in the Company’s Consolidated Balance Sheet, as follows: Goodwill and other assets — $562,000; Other liabilities — $129,270,000; Deferred income taxes — net — $45,048,000 and Accumulated other comprehensive loss —$83,660,000.
     Additional information related to Rowan’s pension plans are as follows (in thousands):

	December 31,
	2006	2005
Projected benefit obligation	$467,696	$440,884
Accumulated benefit obligation	421,628	400,934
Fair value of plan assets	348,622	321,724

     Net periodic pension cost included the following components (in thousands):

	Year Ended December 31,
	2006	2005	2004
Service cost	$12,450	$10,428	$13,579
Interest cost	25,299	21,817	20,799
Expected return on plan assets	(24,759)	(23,701)	(16,760)
Recognized actuarial loss	13,348	10,586	8,844
Amortization of prior service cost	170	170	211

Total	$26,508	$19,300	$26,673

     Other benefits cost included the following components (in thousands):

	Year Ended December 31,
	2006	2005	2004
Service cost	$1,989	$1,816	$2,764
Interest cost	3,901	3,521	4,104
Recognized actuarial loss	736	383	951
Amortization:
Transition obligation	662	662	756
Prior service cost	(204)	(204)	(312)

Total	$7,084	$6,178	$8,263

     Assumptions used to determine benefit obligations were as follows:

	December 31,
	2006	2005
Discount rate	5.82 - 5.92%	5.56 - 5.68%
Rate of compensation increase	4.15%	4.15%
     Assumptions used to determine net periodic benefit costs were as follows:

	Year Ended
	December 31,
	2006	2005	2004
Discount rate	5.56 - 5.68%	5.75%	6.25%
Expected return on plan assets	8.0%	8.5%	8.5%
Rate of compensation increase.	4.15%	4.0%	4.0%
     The assumed increase in per capita health care costs ranged from 10% for 2007 to 5% for 2012 and thereafter. A one-percentage-point change in assumed health care cost trend rates would change reported amounts as follows (in thousands):

	1-Percentage-Point Change
	Increase	Decrease
Increase (decrease) in:
Service and interest cost	$565	$(490)
Postretirement benefit obligation	5,338	(4,803)
     The pension plans had weighted average asset allocations as follows:

	Allocation at December 31,
Asset Category	2006	2005
Rowan common stock	3%	4%
Other equity securities	68%	68%
Debt securities	28%	28%
Cash and other	1%	0%

Total	100%	100%

     The pension plans have target allocations for plan investments that attempt to diversify assets among equity securities (70%) and fixed income and cash (30%) and reduce performance volatility. The target allocation to equities is further subdivided among the S&P index (25%), large cap value (12.5%), large cap growth (12.5%), small cap (8%), international (8%) and the Company’s stock (4%), and provides for ranges above and below the targets. The plans employ several active managers with proven long-term out-performance in their specific investment discipline and periodically reallocate assets in accordance with the allocation targets. The plans will attempt to remain fully invested and limit the amount of cash on hand.
     To develop the expected long-term rate of return on assets assumption, Rowan considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the plans’ other asset classes and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based upon the current asset allocation to develop the expected long-term rate of return on assets assumption for the Plans, which was maintained at 8% at December 31, 2006, unchanged from December 31, 2005.
     Rowan estimates that the plans will make the following annual payments for pension and other benefits based upon existing benefit formulas and including amounts attributable to future employee service (in millions):

	Pension	Other
Year Ended December 31,	Benefits	Benefits
2007	$19.5	$4.0
2008	20.6	4.2
2009	21.9	4.5
2010	23.0	4.8
2011	24.4	5.1
2012-2016	145.0	28.5
     Rowan currently expects to contribute up to approximately $14.7 million in 2007 for its pension and other benefit plans.
     During 2004, Rowan initiated cash bonus and profit sharing plans covering approximately 400 employees. At December 31, 2006, the Company had accrued approximately $7.2 million of bonus and profit sharing awards, most of which it expects to pay to eligible employees in 2007. At December 31, 2005, the Company had accrued approximately $9.2 million of bonus and profit sharing awards, most of which was paid to eligible employees in 2006.
     Rowan also sponsors defined contribution plans covering substantially all employees. Rowan contributed to the plans about $4.6 million in 2006, $3.7 million in 2005, and $4.4 million in 2004.
NOTE 7. INCOME TAXES
     The detail of income tax provisions (credits) for continuing operations is presented below (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$69,447	$6,708	$64
Foreign	11,936	6,535	29
State	1,008	454	77

Total current provision	82,391	13,697	170
Deferred	93,986	113,936	16,938

Total	$176,377	$127,633	$17,108

     Rowan’s provision for income taxes differs from that determined by applying the federal income tax rate (statutory rate) to income from continuing operations before income taxes, as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Statutory rate	35%	35%	35%
Tax at statutory rate	$172,674	$120,915	$15,608
Increase (decrease) due to:
Nondeductible environmental charge.	3,150	—	—
Domestic production activities	(2,400)	—	—
Research and development tax credit	(1,318)	—	—
Foreign companies’ operations	(534)	1,126	401
State tax expense	(89)	2,324	342
Valuation allowance	—	(3,363)	—
Repatriation of foreign earnings	—	2,851	—
Other — net	4,894	3,780	757

Total provision	$176,377	$127,633	$17,108

     Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31, 2006 and 2005, were as follows (in thousands):

	December 31,
	2006		2005
	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Accrued employee benefit plan costs	$4,892	$59,355	$1,478	$43,734
Rig relocation operations — net	4,628	—	—	—
Installment sale of rig	6,049	—	10,693	—
Net operating loss carryforward	—	—	36,995	—
Alternative minimum tax	—	—	8,900	—
Research and development tax credit	—	—	3,363	—
Other	2,852	8,543	4,555	4,951

Net deferred tax assets	18,421	67,898	65,984	48,685

Deferred tax liabilities:
Property, plant and equipment	—	410,149	—	356,080
Other	—	4,814	—	7,328

	—	414,963	—	363,408

Deferred tax asset (liability) — net	$18,421	$(347,065)	$65,984	$(314,723)

     Management has determined that no valuation allowances are necessary, as of December 31, 2006, as the future tax benefits anticipated relating to all deferred income tax assets are expected to be fully realized when measured against a more likely than not standard. At December 31, 2005, Rowan reevaluated the valuation allowance that had been established in 2003 relating to its research and development credit carryforward. Based upon an analysis of expected future taxable income and other factors, the Company determined that it was more likely than not that the deferred tax asset associated with its research and development claims would be realized.
      At December 31, 2005, Rowan had net operating loss carryforwards of $105.7 million, an Alternative Minimum Tax (AMT) credit carryforward of $8.9 million and a research and development tax credit carryforward of $3.4 million, all of which were utilized in 2006 to reduce federal income taxes otherwise payable.
     The American Jobs Creation Act of 2004 (the Act) created a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During the fourth quarter of 2005, Rowan declared and paid a qualifying dividend of $54.3 million under the Act resulting in additional tax of approximately $2.9 million. As of December 31, 2006, management has determined that the proceeds arising from the dividend has been invested in the United States as required under the Act.
      Undistributed earnings of Rowan’s foreign subsidiaries in the amount of approximately $28 million could potentially be subjected to additional income taxes of approximately $9 million. The Company has not provided any deferred income taxes on such undistributed foreign earnings because it considers such earnings to be permanently invested abroad.

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has completed its initial evaluation of the impact of the adoption of FIN 48 and determined that such adoption did not have a material impact on the Company’s financial position or results from operations. The Company has recorded an adjustment to reduce retained earnings on January 1, 2007 by approximately $2 million.
     Income from continuing operations before income taxes consisted of $467.2 million, $326.3 million, and $41.8 million of domestic earnings, and $26.2 million, $19.2 million, and $2.8 million of foreign earnings in 2006, 2005, and 2004, respectively.
      We are under routine tax audit examinations in various foreign, U.S. federal, state and local taxing jurisdictions in which we have operated. These examinations cover various tax years and are in various stages of finalization. We believe that any income taxes ultimately assessed by any foreign, U.S. federal, state and local taxing authorities will not materially exceed amounts for which we have already provided.
     Income tax payments exceeded refunds by $97.7 million in 2006 and $9.2 million in 2005, while income tax refunds exceeded payments by $0.3 million in 2004.
NOTE 8. FAIR VALUES OF FINANCIAL INSTRUMENTS
     At December 31, 2006, the carrying amounts of Rowan’s cash and cash equivalents, receivables and payables approximated their fair values due to the short maturity of such financial instruments. The carrying amount of the Company’s floating-rate debt approximated its fair value at December 31, 2006 as such instruments bear short-term, market-based interest rates. The fair value of Rowan’s fixed-rate debt at December 31, 2006 was estimated to be approximately $309 million, or a $4 million discount to carrying value, based upon quoted market prices for similar issues.
NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES
     During 1984 and 1985, Rowan sold two cantilever jack-ups, the Rowan-Halifax and the Cecil Provine, and leased each rig back under operating leases with initial lease periods that expired during 2000. At that time, Rowan exercised its option to extend each lease for a period of seven and one-half years, with semi-annual lease payments equal to one-half of the weighted average lease payments made during the original lease periods.
     In September 2005, the Rowan-Halifax was lost during Hurricane Rita. The rig was insured for $43.4 million, a value the Company believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of its equipment installed on the rig. However, the owner of the rig claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value. Thus, the Company assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment. On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas. The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig. The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make Rowan liable to the owner for the approximately $40 million difference between the owner’s claim and the insurance coverage, plus costs. The Company continues to believe that its interpretation of the charter agreement is correct and intends to vigorously pursue an appeal to overturn the summary judgment ruling.
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
     The Company has other operating leases covering offices and computer equipment. Net rental expense under all operating leases was $19.5 million in 2006, $29.3 million in 2005, and $53.1 million in 2004.

     At December 31, 2006, the future minimum payments to be made under noncancelable operating leases were as follows (in thousands):

2007	$8,217
2008	5,321
2009	2,345
2010	1,343
2011	74
Later years	68

Total	$17,368

     Rowan periodically employs letters of credit or other bank-issued guarantees in the normal course of its businesses, and was contingently liable for performance under such agreements to the extent of approximately $49 million at December 31, 2006.
     Rowan has ongoing environmental responsibilities related primarily to its manufacturing operations and facilities. During 2006, the Company recorded a $7.8 million charge for the costs incurred to collect and dispose of a radioactive material that was released while processing scrap at its Longview, Texas steel mill. The measurement of remediation costs is subject to uncertainties, including the evolving nature of environmental regulations and the extent of any agreements to mitigate remediation costs.
     During 2004, Rowan learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U. S. Department of Justice (DOJ) had begun conducting a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs. Since that time, the Company has fully cooperated with the investigation, including responding to the DOJ’s subpoenas for certain documentation regarding its operations.
     The DOJ has a broad range of civil and criminal sanctions under environmental and other laws which it may pursue such as injunctive relief, fines (including multi-million dollar fines), penalties and modifications to business practices and compliance programs.
     Rowan has been engaged in discussions with the DOJ regarding a possible resolution of its investigation, including fines and additional sanctions against the Company. As a result of recent discussions with the DOJ, Rowan expects to pay fines and environmental fund payments of $9 million and has recognized such amount as a charge to its fourth quarter 2006 operations.
     During 2005, the Company learned that the DOJ was conducting an investigation of potential antitrust violations among helicopter transportation providers in the Gulf of Mexico. Rowan’s former aviation subsidiary, which was sold effective December 31, 2004, received a subpoena in connection with the investigation. The Company has not been contacted by the DOJ, but the purchaser claimed that Rowan is responsible for any exposure it may have. The Company has disputed that claim.
     Rowan is involved in various legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. The Company believes that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on its financial position, results of operations or cash flows.
NOTE 10. SEGMENTS OF BUSINESS
     Rowan has two principal operating segments: contract drilling of oil and gas wells, both onshore and offshore (“Drilling”) and the manufacture of equipment for the drilling, mining and timber industries (“Manufacturing”). Rowan’s reportable segments reflect separately managed, strategic business units that provide different products and services, and for which financial information is separately prepared and monitored. The Company evaluates segment performance based upon operating income. The accounting policies of each segment are as described in Rowan’s summary of significant accounting policies within Note 1.
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

     Assets are ascribed to a segment based upon their direct use. Rowan classifies its drilling rigs as domestic or foreign based upon the rig’s operating location. Accordingly, drilling rigs operating in or offshore the United States are considered domestic assets and rigs operating in other areas are deemed foreign assets. At December 31, 2006, 34 drilling rigs, including 11 offshore rigs, were located in domestic areas and 10 offshore rigs were located in foreign areas.
     Rowan’s total assets are identified by operating segment, and its fixed assets are shown geographically as follows (in thousands):

	December 31,
	2006	2005	2004
Consolidated assets:
Drilling	$2,871,640	$2,601,708	$2,193,556
Manufacturing	563,758	373,475	298,730

Total	$3,435,398	$2,975,183	$2,492,286

Property, plant and equipment — net:
Domestic	$1,145,642	$1,093,183	$1,223,089
Europe	406,648	422,952	444,215
Middle East	359,495	—	—
Canada	193,880	201,768	701
Other foreign	27,561	2,831	1,489

Total	$2,133,226	$1,720,734	$1,669,494

     Information regarding revenues and profitability by operating segment is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenues:
Drilling services	$1,067,448	$775,356	$472,103
Manufacturing sales and services	443,286	293,426	207,573

Consolidated	$1,510,734	$1,068,782	$679,676

Income from operations:
Drilling services	$447,706	$332,926	$51,721
Manufacturing sales and services	37,988	7,674	6,764

Consolidated	$485,694	$340,600	$58,485

     Excluded from the preceding table are the effects of transactions between segments, which are recorded at cost. During 2006, 2005, and 2004, Rowan’s manufacturing division provided approximately $230 million, $118 million, and $83 million, respectively, of products and services to the drilling division. Certain administrative costs are allocated between segments generally based upon revenues.
     Foreign-source revenues were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Drilling services:
Europe	$121,457	$88,878	$36,472
Middle East	115,182	—	—
Canada	58,587	26,221	18,414
Trinidad	21,230	—	—
Manufacturing sales and services, primarily Australia	22,373	27,763	9,978

Total	$338,829	$142,862	$64,864

     During 2006, 2005 and 2004, no customer accounted for more than 10% of consolidated revenues.
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

     Certain other financial information for each of Rowan’s principal operating segments is summarized as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Depreciation and amortization:
Drilling	$77,519	$69,376	$68,529
Manufacturing	12,452	11,828	9,960
Capital expenditures:
Drilling	457,493	192,282	121,578
Manufacturing	51,760	16,185	6,341
Repairs and maintenance:
Drilling	83,636	62,440	47,586
Manufacturing	18,622	13,949	9,579
NOTE 11. RELATED PARTY TRANSACTIONS
     A Rowan director serves as Of Counsel for one of the law firms that represents Rowan on certain matters and to which the Company paid approximately $143,000, $923,000 and $688,000 for legal fees and expenses in 2006, 2005 and 2004, respectively. Rowan believes that the fees reflected market rates and the services were approved by the Company’s Board of Directors.
     A Rowan director serves as an Advisory Director for an investment banking firm to which the Company paid an underwriting commission in 2004 in connection with its 11.5 million share common stock sale. The underwriting agreement provided that the investment banking firm’s commission depended upon the proceeds it received upon its sale of Rowan’s common stock, and such proceeds and, therefore, such commission are not known by the Company. Both the common stock sale and the underwriting agreement were negotiated by Rowan and approved by the Company’s Board of Directors.
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
     On December 31, 2004, the Company completed the sale of its aviation operations, for approximately $118.1 million in cash, before selling expenses and subject to post-closing working capital adjustments, which resulted in a loss of $16.0 million (net of a credit for income taxes of $8.4 million). During 2005, the Company recorded an incremental loss on the sale of $1.9 million (net of a related tax benefit of $1.1 million) which resulted from post-closing working capital adjustments pursuant to the sale agreement. During 2006, the Company received a refund of excise taxes related to its aviation operations that were paid under protest in 2004.
     The following table summarizes Rowan’s marine vessel and aviation operating results for each of the past three years, the net effects of which have been presented as discontinued operations in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2006		2005	2004
Revenues	$	¯	$14,556	$153,987
Income (loss) from operations		1,953	18,914	(46,685)
Net income (loss)		1,269	11,963	(28,758)
     The amount shown for Income from operations in 2005 includes a $20.7 million gain on the sale of the Company’s marine vessel business. The amount shown for Loss from operations in 2004 includes a $24.4 million loss on the sale of the aviation division.

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
     During October 2005, Rowan agreed to sell its only semi-submersible rig, the Rowan-Midland, for approximately $60 million in cash. Payment for the rig occurred over a 15-month period ending in January 2007, at which point the title to the rig was transferred to the buyer. Rowan retained ownership of much of the drilling equipment on the rig, which was sold in 2006, and has continued to provide a number of operating personnel under a separate services agreement. The Rowan-Midland transaction was accounted for as a sales-type lease with the expected gain on the sale and imputed interest income of approximately $46 million deferred until the net book value of the rig has been recovered. At December 31, 2006, Rowan had received payments totaling $35.6 million and, at that date, Trade and other receivables included the present value of expected future collections of $24.0 million and Other current liabilities included deferred income from this transaction of $23.4 million.
NOTE 14. SUBSEQUENT EVENT
     On January 18, 2007, the Board of Directors of the Company declared a cash dividend of $.10 per share of common stock that was paid on February 20, 2007 to stockholders of record on February 5, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rowan Companies, Inc.
Houston, Texas
     We have audited the accompanying consolidated balance sheets of Rowan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 26, 2007

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
     Our assessment included an evaluation of the design of our internal control over financial reporting relative to COSO and testing of the operational effectiveness of our internal control over financial reporting. Based upon our assessment, we have concluded that our internal controls over financial reporting were effective as of December 31, 2006.
     The registered public accounting firm Deloitte & Touche LLP has audited Rowan’s consolidated financial statements included in our 2006 Annual Report on Form 10-K and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ D. F. MCNEASE	/s/ W. H. WELLS

D. F. McNease	W. H. Wells
Chairman of the Board, President and Chief	Vice President, Finance and Chief
Executive Officer	Financial Officer

February 26, 2007	February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rowan Companies, Inc.
Houston, Texas
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, that Rowan Companies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company, and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 26, 2007

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following unaudited information for the quarters ended March 31, June 30, September 30 and December 31, 2005 and 2006 includes, in the Company’s opinion, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of such amounts (in thousands except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005:
Revenues	$222,392	$244,560	$284,398	$317,432
Income from operations	43,769	67,091	119,916	109,824
Income from continuing operations	30,539	43,186	74,625	69,487
Income (loss) from discontinued operations	12,883	(920)	—	—
Net income	43,422	42,266	74,625	69,487
Per share amounts:
Income from continuing operations — Basic	.28	.40	.68	.63
Income from continuing operations — Diluted	.28	.39	.67	.63
Income (loss) from discontinued operations — Basic	.12	(.01)	—	—
Income (loss) from discontinued operations — Diluted	.12	(.01)	—	—
Net income — Basic	.40	.39	.68	.63
Net income — Diluted	.40	.39	.67	.63

2006:
Revenues	$299,787	$382,886	$417,114	$410,947
Income from operations	89,529	165,958	131,402	98,805
Income from continuing operations	59,105	109,691	85,771	62,410
Income from discontinued operations	—	—	1,269	—
Net income	59,105	109,691	87,040	62,410
Per share amounts:
Income from continuing operations — Basic	.54	.99	.78	.57
Income from continuing operations — Diluted	.53	.98	.77	.56
Income from discontinued operations — Basic	—	—	.01	—
Income from discontinued operations — Diluted	—	—	.01	—
Net income — Basic	.54	.99	.79	.57
Net income — Diluted	.53	.98	.78	.56

     The sum of the per share amounts for the quarters may not equal the per share amounts for the full year since the quarterly and full year per share computations are made independently.
     The amounts shown in the table above for Income (loss) from discontinued operations reflect the aggregate after-tax results of our aviation and boat operations for each period, in total and on a per share basis, and include a $13.1 million or $.12 per share after-tax gain recognized on the sale of our boat purchase options during the first quarter of 2005. See Note 12 of the Notes to Consolidated Financial Statements on page 59 of this Form 10-K for further information regarding the Company’s discontinued operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 9A. CONTROLS AND PROCEDURES
     The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.
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
     Our management’s assessment is that the Company did maintain effective ICFR as of December 31, 2006 within the context of the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Management’s report on the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the attestation report of the independent registered public accounting firm, are set forth on pages 62 and 63, respectively, of this Form 10-K.
ITEM 9B. OTHER INFORMATION
     Not applicable
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information concerning our directors will appear in our Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Election of Directors.” Such information is incorporated herein by reference.
     Information concerning our executive officers appears in PART I, ITEM 4A, EXECUTIVE OFFICERS OF THE REGISTRANT, beginning on page 20 of this Form 10-K.
     Information concerning our Audit Committee will appear in our Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Committees of the Board of Directors.” Such information is incorporated herein by reference.
     Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in our Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     Information concerning director and executive compensation will appear in our Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the captions “Director Compensation and Attendance,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” and “Executive Compensation.” Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                MATTERS
     Information concerning the security ownership of management will appear in our Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.
     The business address of all directors is the principal executive offices of the Company as set forth on the cover page of this Form 10-K.
     The following table provides information about our common stock that may be issued upon the exercise of options and rights or the conversion of debentures under all of our existing equity compensation plans as of December 31, 2006.

	Number of Securities		Weighted Average		Number of
	to be Issued upon Exercise		Exercise Price of		Securities
	of Outstanding Options,		Outstanding Options,		Available for
Plan Category	Warrants and Rights		Warrants and Rights		Future Issuance
Equity compensation plans approved by security holders	4,132,476	(a)	$23.37	(a)	2,556,640	(b)

Equity compensation plans not approved by security holders.	—		—		—

Total	4,132,476		$23.37		2,556,640

(a)	Includes the following equity compensation plans: the Restated 1988 Nonqualified Stock Option Plan, as amended, had options for 2,728,556 shares of common stock outstanding at December 31, 2006 with a weighted average exercise price of $21.10 per share; the 1998 Nonemployee Directors Stock Option Plan had options for 86,000 shares of common stock outstanding at December 31, 2006 with a weighted average exercise price of $22.80 per share; the 1998 Convertible Debenture Incentive Plan, as amended, had $28.2 million of employee debentures outstanding at December 31, 2006, convertible into 1,105,718 shares of common stock at a weighted average conversion price of $27.63 per share and the 2005 Long-Term Incentive Plan (LTIP) had options for 212,202 shares of common stock outstanding at December 31, 2006 with a weighted average exercise price of $30.62 per share.

(b)	Amount reflects shares of common stock available for issuance under the LTIP. Amount (1) reflects the issuance of 43,200 restricted stock units to our non-employee directors and (2) assumes the issuance of 215,291 shares in connection with outstanding performance awards, under which from 0 to 430,582 shares collectively may be issued in May 2008 and April 2009 depending upon the Company’s total shareholder return and return on investment (as defined) over the three-year periods then ended.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information concerning director and executive compensation will appear in our Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Additional Information — Certain Transactions.” Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information concerning principal account fees and services will appear in our Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, in the last paragraph under the caption “Audit Committee Report.” Such information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)1. Financial Statements
     See Part II, Item 8. Financial Statements and Supplementary Data beginning on page 37 of this Form 10-K.
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
     3. Exhibits:
     Unless otherwise indicated below as being incorporated by reference to another filing of the Company with the Securities and Exchange Commission, each of the following exhibits is filed herewith:

3a	Restated Certificate of Incorporation dated February 17, 1984, incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491) and Exhibits 4a, 4b, 4c, 4d, 4e, 4f, 4g, 4h and 4i below.

3b	Bylaws amended as of April 23, 2004, incorporated by reference to Exhibit 3b to Form 10-K for fiscal year ended December 31, 2005 (File No. 1-5491).

4a	Certificate of Change of Address of Registered Office and of Registered Agent dated July 25, 1984, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).

4b	Certificate of Amendment of Certificate of Incorporation dated April 24, 1987, incorporated by reference to Exhibit 4.5 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).

4c	Certificate of Designation of the Series A Junior Preferred Stock dated March 2, 1992, incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A/A filed on February 12, 2002 (File No. 1-5491).

4d	Certificate of Designation of (and Certificate of Correction related thereto) the Series A Preferred Stock dated August 5, 1998 and January 28, 1999, respectively, incorporated by reference to Exhibit 4.8 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).

4e	Certificate of Designation of the Series B Preferred Stock dated June 24, 1999, incorporated by reference to Exhibit 4d to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

4f	Certificate of Designation of the Series C Preferred Stock dated July 28, 2000, incorporated by reference to Exhibit 4.10 to Registration Statement No. 333-44874 on Form S-8 (File No. 1-5491).

4g	Certificate of Designation of the Series D Preferred Stock dated May 22, 2001, incorporated by reference to Exhibit 4.11 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002 (File No. 1-5491).

4h	Certificate of Designation of the Series E Preferred Stock dated October 30, 2001, incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002 (File No. 1-5491).

4i	Amended and Restated Rights Agreement, dated as of January 24, 2002, between Rowan and Computershare Trust Co. Inc. as Rights Agent, incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A/A filed on March 21, 2003 (File No. 1-5491).

4j	Specimen Common Stock certificate, incorporated by reference to Exhibit 4k to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

4k	Form of Promissory Note dated April 24, 1998 between purchasers of Series A Floating Rate Subordinated Convertible Debentures due 2008 and Rowan, incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

4l	Form of Promissory Note dated April 22, 1999 between purchasers of Series B Floating Rate Subordinated Convertible Debentures due 2009 and Rowan, incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

4m	Form of Promissory Note date April 27, 2000 between purchasers of Series C Floating Rate Subordinated Convertible Debentures due 2010 and Rowan, incorporated by reference to Exhibit 4n to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).

4n	Form of Promissory Note date April 26, 2001 between the purchaser of Series D Floating Rate Subordinated Convertible Debentures due 2011 and Rowan, incorporated by reference to Exhibit 4p to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

4o	Form of Promissory Note date September 20, 2001 between the purchaser of Series E Floating Rate Subordinated Convertible Debentures due 2011 and Rowan, incorporated by reference to Exhibit 4q to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

10a	Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Appendix C to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491) and Form of Stock Option Agreement related thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).

10b	1998 Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491) and Form of Stock Option Agreement related thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).

10c	1998 Convertible Debenture Incentive Plan, incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491) and Form of Debenture related thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).

10d	Pension Restoration Plan, incorporated by reference to Exhibit 10h to Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).

10e	Pension Restoration Plan of LeTourneau, Inc., a wholly owned subsidiary of the Company, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

10f	Participation Agreement dated December 1, 1984 between Rowan and Textron Financial Corporation et al. and Bareboat Charter dated December 1, 1984 between Rowan and Textron Financial Corporation et al., incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).

10g	Participation Agreement dated December 1, 1985 between Rowan and Eaton Leasing Corporation et. al. and Bareboat Charter dated December 1, 1985 between Rowan and Eaton Leasing Corporation et. al., incorporated by reference to Exhibit 10d to Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).

10h	Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1984 between Rowan and Textron Financial Corporation et al, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

10i	Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1985 between Rowan and Eaton Leasing Corporation et. al, incorporated by reference to Exhibit 10k to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

10j	Commitment to Guarantee Obligations dated December 17, 1996 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla V), incorporated by reference to Exhibit 10t to Form 10-K for fiscal year ended December 31, 1996 (File No. 1-5491).

10k	Amendment No. 1 dated June 30, 1997 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla V), incorporated by reference to Exhibit 10p to 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).

10l	Amendment No. 2 dated July 1, 1998 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla V), incorporated by reference to Exhibit 10o to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

10m	Credit Agreement and Trust Indenture both dated December 17, 1996 between Rowan and Citibank, N.A. (relating to Gorilla V), incorporated by reference to Exhibit 10u to Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

10n	Amendment No. 1 to the Credit Agreement and Supplement No. 1 to Trust Indenture both dated July 1, 1997 between Rowan and Citibank, N.A. (relating to Gorilla V), incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).

10o	Supplement No. 2 dated July 1, 1998 to Trust Indenture between Rowan and Citibank, N.A. (relating to Gorilla V), incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

10p	Commitment to Guarantee Obligations dated September 29, 1998 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla VI), incorporated by reference to Exhibit 10a to Form 10-Q for fiscal quarter ended September 30, 1998 (File No. 1-5491).

10q	Credit Agreement and Trust Indenture both dated September 29, 1998 between Rowan and Citibank, N.A. (relating to Gorilla VI), incorporated by reference to Exhibit 10b to Form 10-Q for the fiscal quarter ended September 30, 1998 (File No. 1-5491).

10r	Amendment No. 1 dated March 15, 2001 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla VI), incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).

10s	Supplement No. 1 dated March 15, 2001 to Trust Indenture between Rowan and Citibank, N.A. (relating to Gorilla VI), incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).

10t	Commitment to Guarantee Obligations dated October 29, 1999 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla VII), incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

10u	Credit Agreement and Trust Indenture both dated October 29, 1999 between Rowan and Citibank, N.A. (relating to Gorilla VII), incorporated by reference to Exhibit 10w to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

10v	Amendment No. 1 dated June 30, 2003 to the Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla VII), incorporated by reference to Exhibit 10x to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

10w	Supplement No. 1 dated June 30, 2003 to Trust Indenture between Rowan and Citibank, N.A. (relating to Gorilla VII), incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

10x	Commitment to Guarantee Obligations dated May 23, 2001 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to the Bob Palmer, formerly Gorilla VIII), incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

10y	Credit Agreement and Trust Indenture both dated May 23, 2001 between Rowan and Citibank, N.A. (relating to the Bob Palmer, formerly Gorilla VIII), incorporated by reference to Exhibit 10z to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

10z	Commitment to Guarantee Obligations dated May 28, 2003 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to the Scooter Yeargain), incorporated by reference to Exhibit 10bb to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

10aa	Credit Agreement and Trust Indenture both dated May 28, 2003 between Rowan and Citibank, N.A. (relating to the Scooter Yeargain), incorporated by reference to Exhibit 10cc to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

10bb	Amendment No. 1 dated June 15, 2005 to the Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to the Scooter Yeargain), incorporated by reference to Exhibit 10a to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).

10cc	Supplement No. 1 dated June 15, 2005 to Trust Indenture between Rowan and Citibank, N.A. (relating to the Scooter Yeargain), incorporated by reference to Exhibit 10b to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).

10dd	Commitment to Guarantee Obligations dated May 28, 2003 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to the Bob Keller, formerly Tarzan II), incorporated by reference to Exhibit 10dd to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

10ee	Credit Agreement and Trust Indenture both dated May 28, 2003 between Rowan and Citibank, N.A. (relating to the Bob Keller, formerly Tarzan II), incorporated by reference to Exhibit 10ee to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

10ff	Amendment No. 1 dated March 28, 2005 to Credit Agreement between Rowan and Citibank, N.A. (relating to the Bob Keller, formerly Tarzan II), incorporated by reference to Exhibit 10a to Form 10-Q for the quarterly period ended March 31, 2005 (File No. 1-5491).

10gg	Amendment No. 2 dated May 4, 2005 to Credit Agreement between Rowan and Citibank, N.A. (relating to the Bob Keller, formerly Tarzan II), incorporated by reference to Exhibit 10b to Form 10-Q for the quarterly period ended March 31, 2005 (File No. 1-5491).

10hh	Rowan Companies, Inc. 2006 Short-Term Incentive Plans, incorporated by reference to Exhibit 10.1 to Form 8-K filed May 4, 2006 (File No. 1-5491).

10ii	Memorandum Agreement dated January 26, 2006 between Rowan and C. R. Palmer, incorporated by reference to Exhibit 10jj to Form 10-K for fiscal year ended December 31, 2005 (File No. 1-5491).

10jj	Rowan Companies, Inc. 2005 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed May 10, 2005 (File No. 1-5491) and Form of Non-Employee Director 2005 Restricted Stock Unit Grant, Form of Non-Employee Director 2006 Restricted Stock Unit Grant, Form of 2005 Restricted Stock Grant Agreement, Form of 2005 Nonqualified Stock Option Agreement, of 2005 Performance Share Award Agreement related thereto, each incorporated by reference to Exhibits 10c, 10d, 10e, 10f and 10g, respectively, to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).

14	Code of Business Conduct for Senior Financial Officers of the Company, incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

21	Subsidiaries of the Registrant as of February 26, 2007.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 2006.

31a	Rule 13a-14(a)/15d-14(a) Certification (Section 302 of the Sarbanes-Oxley Act of 2002).

31b	Rule 13a-14(a)/15d-14(a) Certification (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Section 1350 Certifications (furnished under Section 906 of the Sarbanes-Oxley Act of 2002).

99	Annual CEO Certification to the New York Stock Exchange.

*	Only portions specifically incorporated herein are deemed to be filed.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
     Compensatory plans in which Rowan’s directors and executive officers participate are listed as follows:
•	Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Appendix C to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491).

•	1998 Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

•	1998 Convertible Debenture Incentive Plan, incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491).

•	Pension Restoration Plan, incorporated by reference to Exhibit 10i to Form 10-K for the fiscal year ended December 31, 1992 (File 1-5491).

•	Pension Restoration Plan of LeTourneau, Inc., a wholly owned subsidiary of the Company, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

•	Rowan Companies, Inc. 2006 Profit Sharing Plan.

•	Rowan Companies, Inc. 2006 Bonus Plan.

•	Rowan Companies, Inc. 2005 Long-Term Incentive Plan.
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

Date: February 26, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ D. F. MCNEASE (D. F. McNease)	Chairman of the Board, President and Chief Executive Officer	February 26, 2007

/s/ W. H. WELLS (W. H. Wells)	Principal Financial Officer	February 26, 2007

/s/ GREGORY M. HATFIELD (Gregory M. Hatfield)	Principal Accounting Officer	February 26, 2007

/s/ *R. G. CROYLE (R. G. Croyle)	Vice Chairman of the Board	February 26, 2007

/s/ *WILLIAM T. FOX III (William T. Fox III)	Director	February 26, 2007

/s/ *SIR GRAHAM HEARNE (Sir Graham Hearne)	Director	February 26, 2007

/s/ *JOHN R. HUFF (John R. Huff)	Director	February 26, 2007

/s/ *ROBERT E. KRAMEK (Robert E. Kramek)	Director	February 26, 2007

/s/ *FREDERICK R. LAUSEN (Frederick R. Lausen)	Director	February 26, 2007

/s/ *H. E. LENTZ (H. E. Lentz)	Director	February 26, 2007

/s/ *LORD MOYNIHAN (Lord Moynihan)	Director	February 26, 2007

/s/ *P. DEXTER PEACOCK (P. Dexter Peacock)	Director	February 26, 2007

*By: /s/ D. F. MCNEASE

(D. F. McNease, Attorney-in-Fact)

EXHIBIT INDEX

Footnote	Exhibit
Reference	Number	Exhibit Description

(1)	3a	Restated Certificate of Incorporation of the Company, dated February 17, 1984, incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491) and Exhibits 4a, 4b, 4c, 4d, 4e, 4f, 4g 4h and 4i.

(1)	3b	Bylaws amended as of April 23, 2004, incorporated by reference to Exhibit 3b to Form 10-K for fiscal year ended December 31, 2005 (File No. 1-5491).

(1)	4a	Certificate of Change of Address of Registered Office and of Registered Agent dated July 25, 1984, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).

(1)	4b	Certificate of Amendment of Certificate of Incorporation dated April 24, 1987, incorporated by reference to Exhibit 4.5 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).

(1)	4c	Certificate of Designation of the Company’s Series A Junior Preferred Stock dated March 2, 1992 incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-84369 on Form 8A/A filed on February 12, 2002 (File No. 1-5491).

(1)	4d	Certificate of Designation of (and Certificate of Correction related thereto) the Company’s Series A Preferred Stock dated August 5, 1998 and January 28, 1999, respectively, incorporated by reference to Exhibit 4.8 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).

(1)	4e	Certificate of Designation of the Company’s Series B Preferred Stock dated June 24, 1999, incorporated by reference to Exhibit 4d to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

(1)	4f	Certificate of Designation of the Series C Preferred Stock dated July 28, 2000, incorporated by reference to Exhibit 4.10 to Registration Statement No. 333-44874 on Form S-8 (File No. 1-5491).

(1)	4g	Certificate of Designation of the Series D Preferred Stock dated May 22, 2001, incorporated by reference to Exhibit 4.11 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002 (File No. 1-5491).

(1)	4h	Certificate of Designation of the Series E Preferred Stock dated October 30, 2001, incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002 (File No. 1-5491).

(1)	4i	Amended and Restated Rights Agreement, dated January 24, 2002, between the Company and Citibank, N.A. as Rights Agent incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A/A filed on February 12, 2002 (File No. 1-5491).

(1)	4j	Specimen Common Stock certificate, incorporated by reference to Exhibit 4k to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

(1)	4k	Form of Promissory Note date April 24, 1998 between the purchasers of Series A Floating Rate Subordinated Convertible Debentures due 2008 and the Company, incorporated by reference to Exhibit 4h to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

(1)	4l	Form of Promissory Note date April 22, 1999 between the purchasers of Series B Floating Rate Subordinated Convertible Debentures due 2009 and the Company incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

(1)	4m	Form of Promissory Note date April 27, 2000 between purchasers of Series C Floating Rate Subordinated Convertible Debentures due 2010 and Rowan incorporated by reference to Exhibit 4n to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).

(1)	4n	Form of Promissory Note date April 26, 2001 between the purchaser of Series D Floating Rate Subordinated Convertible Debentures due 2011 and Rowan, incorporated by reference to Exhibit 4p to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

(1)	4o	Form of Promissory Note date September 20, 2001 between the purchaser of Series E Floating Rate Subordinated Convertible Debentures due 2011 and Rowan, incorporated by reference to Exhibit 4q to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

(1)	10a	Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Appendix C to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491) and Form of Stock Option Agreement related thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).

(1)	10b	1998 Nonemployee Director Stock Option Plan of the Company incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491) and Form of Stock Option Agreement related thereto thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).

(1)	10c	1998 Convertible Debenture Incentive Plan, incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491) and Form of Debenture related thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).

(1)	10d	Pension Restoration Plan of the Company incorporated by reference to Exhibit 10h to Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).

(1)	10e	Pension Restoration Plan of LeTourneau, Inc incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

(1)	10f	Participation Agreement dated December 1, 1984 between the Company and Textron Financial Corporation et al. and Bareboat Charter dated December 1, 1984 between the Company and Textron Financial Corporation et al. incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).

(1)	10g	Participation Agreement dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al. and Bareboat Charter dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al. incorporated by reference to Exhibit 10d to Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).

(1)	10h	Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1984 between the Company and Textron Financial Corporation et. al., incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

(1)	10i	Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al., incorporated by reference to Exhibit 10K to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

(1)	10j	Commitment to Guarantee Obligations and First Preferred Ship Mortgage both dated December 17, 1996 between the Company and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10t to Form 10-K for fiscal year ended December 31, 1996 (File No. 1-5491).

(1)	10k	Amendment No. 1 dated June 30, 1997 to Commitment to Guarantee Obligations between the Company and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10p to Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).

(1)	10l	Amendment No. 2 dated July 1, 1998 to Commitment to Guarantee Obligations between the Company and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10o to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

(1)	10m	Credit Agreement and Trust Indenture both dated December 17, 1996 between the Company and Citibank, N.A. incorporated by reference to Exhibit 10u to Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).

(1)	10n	Amendment No. 1 to the Credit Agreement and Supplement No. 1 to Trust Indenture both dated July 1, 1997 between the Company and Citibank, N.A. incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).

(1)	10o	Supplement No. 2 dated July 1, 1998 to Trust Indenture between the Company and Citibank, N.A, incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

(1)	10p	Commitment to Guarantee Obligations and First Preferred Ship Mortgage both dated September 29, 1998 between the Company and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10a to Form 10-Q for fiscal quarter ended September 30, 1998 (File No. 1-5491).

(1)	10q	Credit Agreement and Trust Indenture both dated September 29, 1998 between the Company and Citibank, N.A. incorporated by reference to Exhibit 10b to Form 10-Q for the fiscal quarter ended September 30, 1998 (File No. 1-5491).

(1)	10r	Amendment No. 1 dated March 15, 2001 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).

(1)	10s	Supplement No. 1 dated March 15, 2001 to Trust Indenture between Rowan and Citibank, N.A. incorporated by reference to Exhibit 10w to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).

(1)	10t	Commitment to Guarantee Obligations dated October 29, 1999 and First Preferred Ship Mortgage between the Company and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

(1)	10u	Credit Agreement and Trust Indenture both dated October 29, 1999 between the Company and Citibank, N.A., incorporated by reference to Exhibit 10w to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

(1)	10v	Amendment No. 1 dated June 30, 2003 to the Commitment to Guarantee Obligations between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10x to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

(1)	10w	Supplement No. 1 dated June 30, 2003 to Trust Indenture between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

(1)	10x	Commitment to Guarantee Obligations dated May 23, 2001 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

(1)	10y	Credit Agreement and Trust Indenture both dated May 23, 2001 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10z to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

(1)	10z	Commitment to Guarantee Obligations dated May 28, 2003 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10bb to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

(1)	10aa	Credit Agreement and Trust Indenture both dated May 28, 2003 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10cc to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

(1)	10bb	Amendment No. 1 dated June 15, 2005 to the Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10a to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).

(1)	10cc	Supplement No. 1 dated June 15, 2005 to Trust Indenture between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10b to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).

(1)	10dd	Commitment to Guarantee Obligations dated May 28, 2003 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation , incorporated by reference to Exhibit 10dd to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

(1)	10ee	Credit Agreement and Trust Indenture both dated May 28, 2003 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10ee to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

(1)	10ff	Amendment No. 1 dated March 28, 2005 to Credit Agreement between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10a to Form 10-Q for the quarterly period ended March 31, 2005 (File No. 1-5491).

(1)	10gg	Amendment No. 2 dated May 4, 2005 to Credit Agreement between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10b to Form 10-Q for the quarterly period ended March 31, 2005 (File No. 1-5491).

(1)	10hh	Rowan Companies, Inc. 2005 Short-Term Incentive Plans, incorporated by reference to Exhibit 10.1 to Form 8-K filed May 4, 2006 (File No. 1-5491).

(1)	10ii	Memorandum Agreement dated January 26, 2006 between Rowan and C. R. Palmer incorporated by reference to Exhibit 10jj to Form 10-K for fiscal year ended December 31, 2005 (File No. 1-5491).

(1)	10jj	Rowan Companies, Inc. 2005 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed May 10, 2005 (File No. 1-5491) and Form of Non-Employee Director 2005 Restricted Stock Unit Grant, Form of Non-Employee Director 2006 Restricted Stock Unit Grant, Form of 2005 Restricted Stock Grant Agreement, Form of 2005 Nonqualified Stock Option Agreement, of 2005 Performance Share Award Agreement related thereto, each incorporated by reference to Exhibits 10c, 10d, 10e, 10f and 10g, respectively, to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).

(1)	14	Code of Business Conduct for Senior Financial Officers of the Company, incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

(2)	21	Subsidiaries of the Registrant as of February 26, 2007.

(2)	23	Consent of Independent Registered Public Accounting Firm

(2)	24	Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 2006.

(2)	31a	Rule 13a-14(a)/15d-14(a) Certification (Section 302 of the Sarbanes-Oxley Act of 2002).

(2)	31b	Rule 13a-14(a)/15d-14(a) Certification (Section 302 of the Sarbanes-Oxley Act of 2002).

(2)	32	Section 1350 Certifications (Section 906 of the Sarbanes-Oxley Act of 2002).

(2)	99	Annual CEO Certification to the New York Stock Exchange.

(1)	Incorporated herein by reference to another filing of the Company with the Securities and Exchange Commission.

(2)	Included herein.