Form 10-Q
period 2007-03-31
ROWAN COMPANIES INC
filed 2007-05-10
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM_____TO_____

☑1-5491
Commission File
Number

ROWAN COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-0759420
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2800 Post Oak Boulevard, Suite 5450 Houston, Texas	77056-6189
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock, $.125 par value, outstanding at April 30, 2007 was 110,642,758.

ROWAN COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2007	2006
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$420,217	$258,041
Receivables - trade and other	371,769	418,985
Inventories - at cost:
Raw materials and supplies	281,254	260,319
Work-in-progress	113,017	84,466
Finished goods	316	310
Prepaid expenses and other current assets	55,890	62,307
Deferred tax assets - net	15,106	18,421
Total current assets	1,257,569	1,102,849

RESTRICTED CASH	50,000	156,077

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	2,691,580	2,639,036
Manufacturing plant and equipment	219,270	210,448
Construction in progress	156,628	137,265
Other property and equipment	111,115	106,642
Total	3,178,593	3,093,391
Less accumulated depreciation and amortization	986,914	960,165
Property, plant and equipment - net	2,191,679	2,133,226

GOODWILL AND OTHER ASSETS	55,352	43,246

TOTAL	$3,554,600	$3,435,398

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$64,922	$64,922
Accounts payable - trade	124,716	141,206
Deferred revenues	153,063	146,230
Billings in excess of uncompleted contract costs and estimated profit	74,245	71,151
Other current liabilities	113,884	93,197
Total current liabilities	530,830	516,706

LONG-TERM DEBT - less current maturities	466,697	485,404

OTHER LIABILITIES	256,943	212,177

DEFERRED INCOME TAXES - net	350,124	347,065

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
Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
Common stock, $.125 par value:
Authorized 150,000,000 shares; issued 110,512,120 shares at
March 31, 2007 and 110,461,531 shares at December 31, 2006	13,814	13,808
Additional paid-in capital	991,249	988,998
Retained earnings	1,055,313	981,610
Accumulated other comprehensive loss	(110,370)	(110,370)
Total stockholders' equity	1,950,006	1,874,046

TOTAL	$3,554,600	$3,435,398

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For The Three Months
	Ended March 31,
	2007	2006
	(Unaudited)
REVENUES:
Drilling services	$288,254	$217,102
Manufacturing sales and services	174,000	82,685
Total	462,254	299,787

COSTS AND EXPENSES:
Drilling services	146,816	106,972
Manufacturing sales and services	157,539	65,387
Depreciation and amortization	27,644	20,111
Selling, general and administrative	22,357	20,332
Gain on disposals of property and equipment	(24,101)	(2,544)
Total	330,255	210,258

INCOME FROM OPERATIONS	131,999	89,529

OTHER INCOME (EXPENSE):
Interest expense	(6,681)	(6,997)
Less interest capitalized	1,507	1,359
Interest income	5,449	8,329
Other - net	295	132
Other income - net	570	2,823

INCOME BEFORE INCOME TAXES	132,569	92,352
Provision for income taxes	46,216	33,247

NET INCOME	$86,353	$59,105

PER SHARE AMOUNTS:
Net income - basic	$.78	$.54
Net income - diluted	$.77	$.53

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For The Three Months
	Ended March 31,
	2007	2006
	(Unaudited)
CASH PROVIDED BY (USED IN):
Operations:
Net income	$86,353	$59,105
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	27,644	20,111
Deferred income taxes	10,476	28,342
Provision for pension and postretirement benefits	8,296	7,669
Compensation expense	1,787	3,190
Contributions to pension plans	(173)	(154)
Postretirement benefit claims paid	(512)	(1,100)
Gain on disposals of property, plant and equipment	(24,101)	(2,544)
Changes in current assets and liabilities:
Receivables- trade and other	47,216	(52,866)
Inventories	(49,492)	(40,177)
Other current assets	6,417	(20,219)
Accounts payable	(33,430)	21,856
Income taxes payable	17,519	(1,109)
Deferred revenues	6,833	17,702
Billings in excess of uncompleted contract costs and estimated profit	3,094	24,967
Other current liabilities	3,026	(44,606)
Net changes in other noncurrent assets and liabilities	19,291	(2,229)
Net cash provided by operations	130,244	17,938

Investing activities:
Capital expenditures	(69,423)	(108,988)
Proceeds from disposals of property, plant and equipment	24,235	8,622
Change in restricted cash balance	106,077	-
Net cash provided by (used in) investing activities	60,889	(100,366)

Financing activities:
Repayments of borrowings	(18,707)	(18,707)
Payment of cash dividends	(11,025)	(27,435)
Proceeds from stock option and convertible debenture plans and other	775	5,886
Net cash used in financing activities	(28,957)	(40,256)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	162,176	(122,684)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	258,041	675,903
CASH AND CASH EQUIVALENTS, END OF PERIOD	$420,217	$553,219

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.
The consolidated financial statements of Rowan included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. Certain information and notes have been condensed or omitted as permitted by those rules and regulations. Rowan believes that the disclosures included herein are adequate, but suggests that you read these consolidated financial statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Rowan believes the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2007 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. Rowan’s results of operations and cash flows for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full year.

2.	Rowan’s computations of basic and diluted income per share for the three months ended March 31, 2007 and 2006 are as follows (in thousands except per share amounts):

	2007	2006

Weighted average shares of common stock outstanding	110,487	109,944
Dilutive securities:
Stock options	804	1,377
Convertible debentures	214	454
Weighted average shares for diluted calculations	111,505	111,775

Net income	$86,353	$59,105
Net income per share:
Basic	$.78	$.54
Diluted	$.77	$.53

Rowan had 2,971,160 and 3,197,305 stock options outstanding at March 31, 2007 and 2006, respectively. Another 1,105,718 and 1,141,274 shares, respectively, were issuable at those dates through the conversion of debentures.

3.
Rowan had no items of other comprehensive income during the three months ended March 31, 2007 and 2006. Interest payments (net of amounts capitalized) were $6.9 million and $7.0 million for the three months ended March 31, 2007 and 2006, respectively. Tax payments (net of refunds) were $1.7 million and $5.1 million for the three months ended March 31, 2007 and 2006, respectively.

Stock-based compensation expense was $1.8 million and $3.2 million for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, Rowan had approximately $10 million of unrecognized future stock-based compensation expense.

4.
Rowan has three principal operating segments, including the contract drilling of oil and gas wells, both onshore and offshore (“Drilling”) and two manufacturing segments. The Drilling Products and Systems segment provides equipment, parts and services for the drilling industry through three business groups: Offshore Products features jack-up rigs, rig kits and related components and parts; Drilling Systems includes mud pumps, drawworks, top drives, rotary tables and other rig equipment; and Power Systems includes variable-speed motors, drives and other electrical components featuring AC, DC and Switch Reluctance technologies. The Mining, Forestry and Steel Products segment includes large-wheeled mining and timber equipment and related parts and carbon and alloy steel and steel plate.

Pursuant to Statement of Financial Accounting Standards No. 131, Rowan’s reportable segments reflect an aggregation of separately managed, strategic business units for which financial information is separately prepared and monitored based upon qualitative and quantitative factors. The Company evaluates segment performance based upon income from operations. In the prior year, the Company reported one manufacturing segment and that information has been restated to conform to the current year presentation.
Rowan’s drilling operations are conducted in domestic and foreign areas. The Company’s Manufacturing operations are primarily conducted in Longview and Houston, Texas and Vicksburg, Mississippi, though products are shipped throughout the United States and to many foreign locations.

The following table presents certain financial information of Rowan by operating segment as of March 31, 2007 and 2006 and for the three month periods then ended (in thousands):

		Manufacturing
		Drilling	Mining,
		Products &	Forestry &
	Drilling	Systems	Steel Products	Consolidated
2007
Total assets	$2,925,526	$453,153	$175,921	$3,554,600
Goodwill	1,493	10,863	-	12,356
Revenues	288,254	120,116	53,884	462,254
Income from operations	125,837	353	5,809	131,999

2006
Total assets	$2,628,509	$263,860	$155,008	$3,047,377
Goodwill	1,493	10,863	-	12,356
Revenues	217,102	38,545	44,140	299,787
Income from operations	79,639	4,616	5,274	89,529

Excluded from the preceding table are the effects of transactions between segments. During the three months ended March 31, 2007 and 2006, the Drilling Products and Systems segment of Rowan’s manufacturing division provided approximately $41 million and $43 million, respectively, of products and services to its drilling division.

Assets are ascribed to a segment based upon their direct use. Rowan classifies its drilling rigs as domestic or foreign based upon the rig’s operating location. Accordingly, drilling rigs operating in or offshore the United States are considered domestic assets and rigs operating in other areas are deemed foreign assets. At March 31, 2007, the Company had nine offshore rigs and 27 land rigs located in domestic areas and 12 offshore rigs located in foreign areas.

Foreign source revenues for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	2007	2006

Drilling:
Middle East	$64,940	$-
Europe	46,325	26,860
Trinidad and other	15,866	12,579
Mining, Forestry and Steel Products - Australia	7,683	7,027
Total	$134,814	$46,466

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

The following table summarizes the status of Rowan’s long-term construction projects in process at March 31, 2007 and December 31, 2006 (in millions):

	March 31,	December 31,
	2007	2006

Total contract value of long-term projects (1)	$344.5	$344.4
Payments received	226.9	179.8
Revenues recognized	153.3	114.0
Costs recognized	152.4	106.7
Payments received in excess of revenues recognized	73.6	65.8

Billings in excess of uncompleted contract costs
and estimated profit	$74.2	$71.1
Uncompleted contract costs and estimated profit
in excess of billings (included in other current assets)	$0.6	$5.3

(1) Includes projects in progress and those not yet begun for which Rowan has received advanced payments.

During the three months ended March 31, 2007, Rowan recognized approximately $39.4 million of manufacturing revenues and $45.7 million of costs and anticipated losses related to long-term construction projects on the percentage-of-completion basis. An additional $11.3 million loss was recognized during the period on the Company’s external rig construction project, bringing the total expected loss on the project to approximately $13.4 million. This additional loss reflects an increase in the estimated total cost of the project, most of which is due to the project requiring many more labor hours than were originally anticipated. The efforts by Rowan’s Drilling Products and Systems segment to deliver the Hank Boswell three months ahead of schedule, rebuild the Rowan-Louisiana and assist with modifications to the Company’s Middle East rigs had the effect of delaying progress on this project.

6.
In October 2005, Rowan sold its only semi-submersible rig for approximately $60 million in cash. Payment for the rig occurred over a 15-month period ending in January 2007, at which point the title to the rig was transferred to the buyer. Rowan retained ownership of much of the drilling equipment on the rig, which was sold in 2006, and continued to provide (through February 2007) a number of operating personnel under a separate services agreement. The transaction was accounted for as a sales-type lease with the expected gain on the sale and imputed interest income of approximately $46 million deferred until the net book value of the rig had been recovered. During the three months ended March 31, 2007, we received all remaining payments totaling $24.0 million and recognized $23.4 million of gain on the sale.

7.
Since 1952, Rowan has sponsored defined benefit pension plans covering substantially all of its employees. In addition, Rowan provides certain health care and life insurance benefits for retired drilling and aviation employees.

Net periodic pension cost for the three months ended March 31, 2007 and 2006 included the following components (in thousands):

	2007	2006

Service cost	$3,070	$2,970
Interest cost	6,238	6,047
Expected return on plan assets	(6,105)	(6,077)
Recognized actuarial loss	3,291	3,004
Amortization of prior service cost	55	42
Total	$6,549	$5,986

Other benefits cost for the three months ended March 31, 2007 and 2006 included the following components (in thousands):

	2007	2006

Service cost	$490	$486
Interest cost	962	933
Recognized actuarial loss	163	151
Amortization of transition obligation	181	163
Amortization of prior service cost	(49)	(50)
Total	$1,747	$1,683

During the first quarter of 2007, Rowan contributed $0.7 million toward its pension and other benefit plans. Rowan currently expects to make additional payments totaling approximately $14 million during the remainder of 2007 for pension plan contributions and other benefit claims.

8.
During the third quarter of 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita. Since that time, the Company has been working to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way. At March 31, 2007, Rowan had incurred $92.3 million of costs related to such efforts, of which $65.8 million had been reimbursed through insurance, leaving $26.5 million included in Receivables. The Company expects to incur additional costs to fulfill its obligations to remove wreckage and debris in amounts that will depend on the extent and nature of work ultimately required and the duration thereof. Previously, the Company reported the filing of a lawsuit styled Rowan Companies, Inc. vs. Certain Underwriters at Lloyd’s and Insurance Companies Subscribing to Cover Note ARS 4183 in the 215th Judicial District Court of Harris County, Texas.  The lawsuit was withdrawn following the agreement by such underwriters to reimburse the Company for the reasonable cost of removing wreckage and debris remaining on the drilling locations. Certain of Rowan’s insurance underwriters at higher limits of liability have notified the Company that they are reserving their right to deny coverage for any costs incurred in wreckage and debris removal activities that they believe are outside the scope of their policy. The Company does not expect the costs to reach these higher limits until later in 2007. Although the Company believes that it has adequate insurance coverage and will be reimbursed for costs incurred and to be incurred, it is possible that a portion of such costs will not be reimbursed, requiring a charge to future operations for any shortfall.

The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig. However, the owner of the rig claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value. Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of our equipment. On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig. The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make Rowan liable for the approximately $40 million difference between the owner’s claim and the insurance coverage, plus interest and costs. The Company continues to believe its interpretation of the charter agreement is correct and intends to vigorously pursue an appeal to overturn the summary judgment ruling.

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

Rowan has been engaged in discussions with the DOJ regarding a possible resolution of its investigation, including fines and additional sanctions against the Company. As a result of the discussions with the DOJ, Rowan expects to pay fines and environmental fund payments of $9 million and therefore recognized such amount as a charge to its fourth quarter 2006 operations.

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

9.
The extent of hurricane damage sustained throughout the Gulf Coast area in recent years has dramatically increased the cost and reduced the availability of insurance coverage for windstorm losses. During the Company’s April 2006 policy renewal, it determined that windstorm coverage meeting the requirements of its existing debt agreements was cost-prohibitive. As all of Rowan’s debt is government-guaranteed through the Title XI program of U.S. Department of Transportation’s Maritime Administration (MARAD), the Company obtained from MARAD a waiver of the original insurance requirements in return for providing additional security.

Effective March 30, 2007, in connection with Rowan’s 2007 policy renewal, the additional security provisions were modified. The Company’s minimum restricted cash balance was reduced from $156.1 million to $50 million. This amount is maintained in a separate account in which MARAD has a security interest and is shown separately as Restricted cash on the Company’s Consolidated Balance Sheet. The Company’s unrestricted cash requirement was reduced from $100 million to $31 million. The Company remains subject to restrictions on the use of certain insurance proceeds should it experience further losses. Each of these additional security provisions will be released by MARAD if Rowan is able to obtain windstorm coverage that satisfies the original terms of its debt agreements.

10.
As a result of the implementation of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, effective January 1, 2007, the Company recognized a $1.6 million decrease in Retained earnings and a $5.5 million increase in Other liabilities as of that date.

On January 1, 2007, Rowan had $3.6 million of unrecognized tax benefits, all of which would reduce the Company’s income tax provision if recognized.  Rowan does not expect to recognize significant increases or decreases in unrecognized tax benefits during the next 12 months.

Interest and penalties relating to income taxes are included in current income tax expense.  Accrued interest and penalties at January 1, 2007 were $149,079 and $127,440, respectively.  To the extent accrued interest and penalties relating to uncertain tax positions are not actually assessed, such accruals will be reversed and the reversals will reduce the Company’s overall income tax provision.

Rowan’s U.S. federal tax returns for 2001 and subsequent years remain subject to examination by the tax authorities.  In the Company’s foreign tax jurisdictions, returns for tax years 2004 and subsequent years remain subject to examination by the tax authorities.   State tax returns for 2002 and subsequent years remain open for examination. The Internal Revenue Service commenced an examination of a foreign subsidiary's U.S. Federal Income Tax Return for 2004.  To date, there have been no proposed adjustments.   Routine inquiries are received each year from foreign tax jurisdictions, but there have been no significant proposed adjustments to date.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Rowan generated net income of $86.4 million in the first quarter of 2007 compared to $59.1 million in the same period of 2006. This improvement was largely due to effects of rig fleet additions, increased average drilling day rates and higher manufacturing sales between periods.

A comparison of the revenues and income from drilling, manufacturing and consolidated operations for the first quarters of 2007 and 2006, respectively, is reflected below (dollars in millions):

			Manufacturing
			Drilling Products		Mining, Forestry and
	Drilling		and Systems		Steel Products		Consolidated
	2007	2006	2007	2006	2007	2006	2007	2006

Revenues	$288.3	$217.1	$120.1	$38.6	$53.9	$44.1	$462.3	$299.8

Percent of total	62%	72%	26%	13%	12%	15%	100%	100%

Income from operations	$125.8	$79.6	$0.4	$4.7	$5.8	$5.2	$132.0	$89.5

Percent of revenues	44%	37%	0%	12%	11%	12%	29%	30%

Net interest and other income							$0.6	$2.8

Net income							$86.4	$59.1

As shown in the preceding table, our consolidated income from operations improved by $42.5 million or 47% when comparing the first quarters of 2007 and 2006.

Our drilling operations generated a $71.2 million or 33% increase in revenues and a $46.2 million or 58% improvement in operating income between periods. Our average offshore day rate was $143,300 during the first quarter of 2007, compared to $128,200 in the first quarter of 2006. Our offshore fleet was 84% utilized during the first quarter of 2007, compared to 78% in the first quarter of 2006, with much of the downtime in both periods associated with the mobilization of rigs to the Middle East. The addition of the Hank Boswell in September 2006 and reactivation of the Rowan-Louisiana in December 2006 helped us to realize 249 or 19% more rig operating days between periods. Our fleet of land rigs, which increased to 27 units with the addition of ten new rigs over the past year, was 92% utilized during the first quarter of 2007, compared to 98% in the first quarter of 2006, and achieved a 7% increase in average day rates between periods.

Drilling expenses during the first quarter of 2007 increased by $39.8 million or 37% over the first quarter of 2006, with approximately one-half of the increase attributable to the growth in our rig fleets between periods. Insurance expenses were $10.2 million higher during the first quarter of 2007 following the dramatic increase in our coverage rates in the aftermath of the 2005 hurricanes. Most of the remaining increase in drilling expenses between periods reflects higher labor, overhead, rig maintenance and towing costs associated with our redeployment of several offshore rigs to foreign markets.

Selling, general and administrative expenses incurred by our drilling segment increased by $0.4 million or 2% between periods due primarily to incremental incentive-based compensation associated with the division’s improved operating results. Drilling depreciation expense increased by $6.7 million or 38% between periods due primarily to the rig additions discussed previously.

Our drilling operations included $24.1 million of gains on property and equipment disposals during the first quarter of 2007, compared to $2.2 million during the same period of 2006, with the increase primarily due to collections relating to the October 2005 sale of our semi-submersible rig.

Our collective manufacturing operations generated a $91.3 million or 110% increase in revenues, though operating income declined slightly between periods. Drilling Products and Systems revenues increased by $81.5 million or 211% between periods, with key drivers of the increase being Offshore Products ($48.0 million), Drilling Systems ($19.7 million) and Power Systems ($13.8 million). Offshore Products revenues included $39.4 million recognized on long-term rig and rig kit construction projects, up from $8.1 million in the same period of 2006, while Drilling Systems revenues included shipments of 18 mud pumps during the first quarter of 2007, compared to 19 units in the same period of 2006. Power Systems revenues included shipments of 106 motors and another $9.9 million of AC drive and control systems.

Mining, Forestry and Steel Products revenues increased by $9.8 million or 22% between periods, and included shipments of eight new front-end mining loaders and log stackers during the first quarter of 2007, compared to six units in the same period of 2006.

The profitability of each manufacturing segment is greatly influenced by the mix of product sales. Our mining equipment, for example, has traditionally yielded lower margins than the related after-market parts sales. A rig construction project takes longer to complete and involves a significantly greater labor effort than a rig kit, and thus typically yields a lower margin. Our first quarter 2007 operating results included an additional $11.3 million loss recorded on our external rig construction project, bringing the total expected loss on that project to approximately $13.4 million. As a result, the average margin on direct costs yielded by Drilling Products and Systems decreased to 10% of revenues during the first quarter of 2007 from 27% in the prior year period.

Selling, general and administration expenses changed as follows between periods, primarily due to allocations of shared costs based upon relative revenues: Drilling Products and Systems increased by $2.1 million or 140% and Mining, Forestry and Steel Products decreased by $0.5 million or 14%. Depreciation and amortization increased as follows, primarily due to ongoing capacity improvements: $0.5 million or 32% by Drilling Products and Systems and $0.3 million or 32% by Mining, Forestry and Steel Products.

Our Drilling Products and Systems operating results exclude the effects of approximately $41 million of products and services provided to our drilling division during the first quarter of 2007, most of which was attributable to construction progress on the J. P. Bussell and the Company’s first 240C class jack-up, compared to about $43 million in the same period of 2006.

Outlook

Worldwide rig demand is inherently volatile and has historically varied from one market to the next, as has the supply of competitive equipment. Exploration and development expenditures are affected by many local factors, such as political and regulatory policies, weather patterns, lease expirations and oil and gas discoveries. In the end, however, the level and expected direction of oil and natural gas prices are what most impact drilling activity, and oil and gas prices are ultimately a function of the supply of and demand for those commodities. With consistently high prices in recent years, energy companies have realized substantial cash flows which we believe should continue to result in additional drilling projects.

Currently, the worldwide drilling market appears to be strong. Expected demand for jack-ups exceeds the current supply of rigs in the Middle East, West Africa, India and Southeast Asia. Thus, energy companies in mature markets like the Gulf of Mexico and the North Sea may continue to be forced to aggressively compete for competitive drilling equipment. Assuming these events occur, our drilling operations should continue to benefit throughout 2007.

The 2005 hurricanes caused tremendous damage to drilling and production equipment and facilities throughout the Gulf Coast, and we suffered a significant loss of prospective revenues. During 2006, there was a noticeable decline in demand for drilling equipment that coincided with the onset of hurricane season in June and grew more pronounced as natural gas prices continued to weaken during the third and early fourth quarters. This ultimately forced jack-up contractors, including Rowan, to accept reduced rates in certain cases in order to keep available rigs fully utilized. Though gas prices have recently rebounded, Gulf of Mexico rig demand has not returned to peak 2006 levels. This pattern of reduced rig demand during hurricane season may repeat itself in future years.

The heightened global demand for drilling equipment over the past few years has naturally led to increased demand for parts, supplies and people, which has in turn increased the cost of each category. Fully utilized drilling equipment ultimately requires more extensive maintenance and repairs as well. We expect these inflationary pressures to continue somewhat throughout 2007 which, unless we are able to recover the increased costs through higher day rates, will reduce our future profitability. In addition, the cost of insurance in the Gulf of Mexico has risen dramatically since 2005. Though we were recently able to obtain rate reductions for our offshore operations and fleet, the cost of our coverage is still much higher than the pre-storm level even after we assumed more of the risk of certain losses. Our relocation of rigs from the Gulf of Mexico has helped to offset the increase in insurance rates.

Our drilling operations are currently benefiting from predominantly favorable market conditions worldwide and are profitable. There is no assurance, however, that such conditions will be sustained beyond the near-term or that our drilling operations will remain profitable. Our drilling operations will be adversely affected if market conditions deteriorate.

Though considerably less volatile than our drilling operations, our manufacturing operations are impacted by world commodities prices; in particular, prices for copper, iron ore, coal and gold. In addition, the prospects for our Drilling Products and Systems are closely tied to the condition of the overall drilling industry and its demand for equipment, parts and services.

Many commodity prices continue to be near historically high levels due to strong worldwide demand. Our external manufacturing backlog at March 31, 2007 was approximately $462 million, compared to $442 million one year before. The backlog included $427.2 million related to Drilling Products and Systems, featuring $191.2 associated with long-term rig or rig kit construction projects that are expected to run through mid 2008 and $167.4 million associated with 51 mud pumps and other rig components that we expect to ship during 2007.

We are optimistic that prices will remain firm, sustaining the demand for the types of equipment that we provide, and that our increased volumes will yield improved profitability. We cannot, however, accurately predict the duration of current business conditions or their impact on our operations. Our manufacturing operations will be adversely affected if conditions deteriorate.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet figures and ratios as of March 31, 2007 and December 31, 2006 is as follows (dollars in millions):

	March 31, 2007	December 31, 2006
Cash and cash equivalents	$420.2	$258.0
Current assets	$1,257.6	$1,102.8
Current liabilities	$530.8	$516.7
Current ratio	2.37	2.13
Long-term debt - less current maturities	$466.7	$485.4
Stockholders' equity	$1,950.0	$1,874.0
Long-term debt/total capitalization	.19	.21

Reflected in the comparison above are the effects in the first quarter of 2007 of:

•	net cash provided by operations of $130.2 million
•	decrease in restricted cash of $106.1 million
•	proceeds from disposals of property, plant and equipment of $24.2 million
•	proceeds from stock option and convertible debenture plans of $0.8 million
•	capital expenditures of $69.4 million
•	debt repayments of $18.7 million
•	cash dividend payments of $11.0 million

Operating cash flows during the first quarter of 2007 included non-cash or non-operating adjustments to our net income totaling $23.4 million and a net reduction in working capital of $1.2 million. Non-cash or non-operating adjustments included deferred income taxes of $10.5 million, depreciation of $27.6 million, compensation expense of $1.8 million and net retirement plan expenses in excess of funding of $7.6 million, partially offset by net gains on asset disposals of $24.1 million. Receivables decreased by $47.2 million due primarily to reimbursement of hurricane-related survey and salvage costs and collections against asset sales. Inventories increased by $49.5 million due primarily to growing manufacturing backlog.

Capital expenditures during the first quarter of 2007 included $18.6 million related to the construction of our fourth Tarzan Class jack-up rig, the J. P. Bussell and $10.5 million related to the construction of the last four 2000 horsepower land rigs. Another shipyard is constructing the hull of the J. P. Bussell and we expect the rig to be completed during the first quarter of 2008. Our last new land rig should be delivered by August 2007. We currently expect to continue funding construction of the J. P. Bussell and the remaining land rigs from available cash.

Capital expenditures during the first quarter of 2007 also included $16.4 million for progress towards the construction of the first of two 240C rigs, which was funded from available cash. The 240C will be equipped for high pressure/high temperature drilling in water depths of up to 400 feet. We believe the 240C design will set a new standard as a replacement for the 116C, which has been the “workhorse” of the global drilling industry for the past 25 years. The 240C will have more deck space, higher variable load, more drilling capacity (two million pound hook-load capability), more cantilever reach (up to 100 feet) and greater personnel capacity (108 man) than the 116C. Each rig will cost approximately $165 million and will be constructed at Vicksburg, Mississippi with delivery expected in 2008 and 2009. We currently anticipate funding construction of both 240C rigs with available cash, but will consider attractive financing alternatives. If we are unable to obtain any outside financing, we could be forced to continue using working capital, if available, or postpone construction.

We currently estimate that remaining 2007 capital expenditures will be between $300 million and $325 million, including approximately $50 million towards the construction of the J. P. Bussell and $100-125 million towards the construction of our first two 240C class jack-ups.

In October 2005, we sold our only semi-submersible rig for approximately $60 million in cash. Payment for the rig occurred over a 15-month period ending in January 2007, at which point the title to the rig was transferred to the buyer. We retained ownership of much of the drilling equipment on the rig, which was sold in 2006, and continued to provide (through February 2007) a number of operating personnel under a separate services agreement. The transaction was accounted for as a sales-type lease with the expected gain on the sale and imputed interest income of approximately $46 million deferred until the net book value of the rig had been recovered. During the three months ended March 31, 2007, we received all remaining payments totaling $23.4 million and recognized such amount as additional gain on the sale.

Our debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity and limit the amount of long-term debt and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions. We were in compliance with each of these provisions at March 31, 2007. Our debt agreements also specify the minimum insurance coverage for our financed rigs. Upon our April 1, 2006 policy renewal, we determined that windstorm coverage meeting the requirements of our existing debt agreements was cost-prohibitive. We obtained from MARAD a waiver of the original insurance requirements in return for providing additional security. Effective March 30, 2007, in connection with our 2007 policy renewal, the additional security provisions were modified. Our minimum restricted cash balance was reduced from $156.1 million to $50 million. This amount is maintained in a separate account in which MARAD has a security interest and is shown separately as Restricted cash on our Consolidated Balance Sheet. Our unrestricted cash requirement was reduced from $100 million to $31 million. We remain subject to restrictions on the use of certain insurance proceeds should we experience further losses. Each of these additional security provisions will be released by MARAD if we are able to obtain windstorm coverage that satisfies the original terms of our debt agreements.

On February 24, 2006, we paid a special cash dividend of $.25 per common share to stockholders of record on February 8, 2006. On May 9, 2006, we announced a regular quarterly dividend of $.10 per common share, which we have paid in each of May 2006, August 2006, November 2006 and February 2007. At March 31, 2007, we had approximately $389 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements. On May 9, 2007, we announced a dividend of $.10 per common share payable on June 6, 2007 to stockholders of record on May 22, 2007.

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

During the third quarter of 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita. Since that time, the Company has been working to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way. At March 31, 2007, Rowan had incurred $92.3 million of costs related to such efforts, of which $65.8 million had been reimbursed through insurance, leaving $26.5 million included in Receivables. The Company expects to incur additional costs to fulfill its obligations to remove wreckage and debris in amounts that will depend on the extent and nature of work ultimately required and the duration thereof. Previously, the Company reported the filing of a lawsuit styled Rowan Companies, Inc. vs. Certain Underwriters at Lloyd’s and Insurance Companies Subscribing to Cover Note ARS 4183 in the 215th Judicial District Court of Harris County, Texas.  The lawsuit was withdrawn following the agreement by such underwriters to reimburse the Company for the reasonable cost of removing wreckage and debris remaining on the drilling locations. Certain of Rowan’s insurance underwriters at higher limits of liability have notified the Company that they are reserving their right to deny coverage for any costs incurred in wreckage and debris removal activities that they believe are outside the scope of their policy. The Company does not expect the costs to reach these higher limits until later in 2007. Although the Company believes that it has adequate insurance coverage and will be reimbursed for costs incurred and to be incurred, it is possible that a portion of such costs will not be reimbursed, requiring a charge to future operations for any shortfall.

The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig. However, the owner of the rig claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value. Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of our equipment. On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig. The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make Rowan liable for the approximately $40 million difference between the owner’s claim and the insurance coverage, plus interest and costs. The Company continues to believe its interpretation of the charter agreement is correct and intends to vigorously pursue an appeal to overturn the summary judgment ruling.

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

Rowan has been engaged in discussions with the DOJ regarding a possible resolution of its investigation, including fines and additional sanctions against the Company. As a result of our discussions with the DOJ, Rowan expects to pay fines and environmental fund payments of $9 million and therefore recognized such amount as a charge to its fourth quarter 2006 operations.

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

Critical Accounting Policies and Management Estimates

Our significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2006. These policies, and management judgments, assumptions and estimates made in their application, underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that our most critical accounting policies and management estimates involve revenue recognition (primarily upfront service fees for equipment moves and modifications and long-term manufacturing projects), property and depreciation (particularly capitalizable costs, useful lives and salvage values) and pension and other postretirement benefit liabilities and costs (specifically assumptions used in actuarial calculations), as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

Revenue recognition. Our drilling contracts generally provide for payment on a day rate basis, and revenues are recognized as the work progresses with the passage of time. We frequently receive lump-sum payments at the outset of a drilling assignment as upfront service fees for equipment moves or modifications, and such payments (and related costs) are recognized as drilling revenues (and expenses) over the contract period. At March 31, 2007, we had deferred $114.6 million of revenues and $74.9 million of costs related to such upfront service fees, with such amounts primarily related to mobilization and modification activities in connection with Middle East drilling contracts.

We generally recognize manufacturing sales and related costs when title passes as products are shipped. Revenues from long-term manufacturing projects such as rigs and rig kits are recognized on the percentage-of-completion basis using costs incurred relative to total estimated costs. We do not recognize any estimated profit until such projects are at least 10% complete, though a full provision is made immediately for any anticipated losses. Total estimated costs are critical to this process and are therefore reviewed on a regular basis. At March 31, 2007, we had recognized $153.3 million of manufacturing revenues and $152.4 million of costs and anticipated losses related to such projects on the percentage-of-completion basis.

During the three months ended March 31, 2007, we recognized $11.3 million of incremental loss on our external rig construction project, bringing the total expected loss on the project to approximately $13.4 million. This additional loss reflects an increase in the estimated total cost of the project, most of which is due to the project requiring many more labor hours than we originally anticipated. The efforts by our Drilling Products and Systems segment to deliver the Hank Boswell three months ahead of schedule, rebuild the Rowan-Louisiana and assist with modifications to our Middle East rigs has had the effect of delaying our progress on this project.

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

Pension and other postretirement benefit liabilities and costs. As previously mentioned, our pension and other postretirement benefit liabilities and costs are based upon actuarial computations that reflect our assumptions about future events, including long-term asset returns, interest rates, annual compensation increases, mortality rates and other factors. Key assumptions for 2007 include discount rates ranging from 5.82% to 5.92%, an expected long-term rate of return on pension plan assets of 8% and annual healthcare cost increases ranging from 10% in 2007 to 5% in 2011 and beyond. The assumed discount rate is based upon the average yield for Moody’s Aa-rated corporate bonds and the rate of return assumption reflects a probability distribution of expected long-term returns that is weighted based upon plan asset allocations. A 1-percentage-point decrease in the assumed discount rate would increase our recorded pension and other postretirement benefit liabilities by approximately $83 million, while a 1% change in the expected long-term rate of return on plan assets would change annual net benefits cost by approximately $3 million. A 1-percentage-point increase in the assumed healthcare cost trend rate would increase 2007 other benefits costs by $0.6 million.

New Accounting Pronouncements

As a result of the implementation of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, effective January 1, 2007, the Company recognized a $1.6 million decrease in Retained earnings and a $5.5 million increase in Other liabilities as of that date. On January 1, 2007, Rowan had $3.6 million of unrecognized tax benefits, all of which would reduce the Company’s income tax provision if recognized.  Rowan does not expect to recognize significant increases or decreases in unrecognized tax benefits during the next 12 months.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” as defined by the Securities and Exchange Commission (SEC). Such statements are those concerning contemplated transactions and strategic plans, expectations and objectives for future operations. These include, without limitation:

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Form 10-Q are reasonable, we can give no assurance that such plans, intentions and expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. Among the factors that could cause actual results to differ materially are the following:

•	oil and natural gas prices

•	the level of exploration and development expenditures by energy companies

•	energy demand

•	the general economy, including inflation

•	weather conditions in our principal operating areas

•	environmental and other laws and regulations

•	adverse consequences that may be found in or result from the DOJ investigation, including potential financial consequences and governmental actions, proceedings, charges or penalties

All forward-looking statements contained in this report only speak as of the date of this document. We undertake no obligation to update or revise publicly any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

Details of these and other relevant factors have been disclosed in our previous filings with the U.S. Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is not significant. The Company’s outstanding debt at March 31, 2007 was comprised as follows: $300.0 million of fixed-rate notes bearing a weighted average annual interest rate of 4.47% and $231.6 million of floating-rate notes bearing a weighted average annual interest rate of 5.58%. In addition, virtually all of the Company’s transactions are carried out in U. S. dollars. Thus, Rowan’s foreign currency exposure is not material. Fluctuating commodity prices materially affect Rowan’s future earnings only to the extent that they influence demand for the Company’s products and services. Rowan does not hold or issue derivative financial instruments.

Item 4. Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

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

On February 26, 2007, our management reported that the Company did maintain effective ICFR as of December 31, 2006 within the context of the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). No change has occurred since that date that management believes has materially affected, or is reasonably likely to materially affect, the Company’s IFCR.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the third quarter of 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita. The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig. However, the owner of the rig claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value. Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of our equipment. On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig. The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make Rowan liable for the approximately $40 million difference between the owner’s claim and the insurance coverage, plus interest and costs. The Company continues to believe its interpretation of the charter agreement is correct and intends to vigorously pursue an appeal to overturn the summary judgment ruling.

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

Rowan has been engaged in discussions with the DOJ regarding a possible resolution of its investigation, including fines and additional sanctions against the Company. As a result of the discussions with the DOJ, Rowan expects to pay fines and environmental fund payments of $9 million and therefore recognized such amount as a charge to its fourth quarter 2006 operations.

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

Item 1A. Risk Factors

You should carefully consider the risk factors set forth in our Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2006 before deciding to invest in Rowan Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of its outstanding common stock during the first three months of 2007 or 2006. Under the terms of a Share Repurchase Program begun in June 1998, the Company was authorized, at March 31, 2007, to buy back up to approximately 1.5 million shares of its common stock.

At March 31, 2007, Rowan had approximately $389 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements. On May 9, 2007, we announced a dividend of $.10 per common share payable on June 6, 2007 to stockholders of record on May 22, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on May 8, 2007, stockholders elected the four nominees for Class I Director as set forth in Rowan’s Proxy Statement relating to the meeting. With respect to such election, proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and there was no solicitation in opposition to such nominees. Of Rowan’s 110,504,576 shares of record, 94,475,247 were represented at the meeting in person or by proxy. The following numbers of votes were cast as to the Class I Director nominees: William T. Fox III, 92,364,059 votes for and 2,111,188 votes withheld; Sir Graham Hearne, 92,346,841 votes for and 2,128,406 votes withheld; H. E. Lentz, 88,865,738 votes for and 5,609,509 votes withheld and P. Dexter Peacock, 77,504,233 votes for and 16,971,014 votes withheld. Also at the meeting, stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for 2007, as follows: 93,481,584 votes for, 418,738 votes against and 574,925 shares abstaining.

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

ROWAN COMPANIES, INC.
(Registrant)

Date: May 10, 2007	/s/ W. H. WELLS
W. H. Wells
Vice President - Finance and Chief Financial Officer
(Chief Financial Officer)

Date: May 10, 2007	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Controller
(Chief Accounting Officer)