Form 10-Q
period 2007-06-30
ROWAN COMPANIES INC
filed 2007-08-03
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The number of shares of common stock, $.125 par value, outstanding at July 31, 2007 was 111,104,513.

ROWAN COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30,	December 31,
	2007	2006
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$389,762	$258,041
Receivables - trade and other	338,165	418,985
Inventories - at cost:
Raw materials and supplies	307,180	260,319
Work-in-progress	98,295	84,466
Finished goods	1,629	310
Prepaid expenses	89,250	62,307
Deferred tax assets - net	18,262	18,421
Total current assets	1,242,543	1,102,849

RESTRICTED CASH	50,000	156,077

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	2,710,040	2,639,036
Manufacturing plant and equipment	243,966	210,448
Construction in progress	231,185	137,265
Other property and equipment	118,101	106,642
Total	3,303,292	3,093,391
Less accumulated depreciation and amortization	999,647	960,165
Property, plant and equipment - net	2,303,645	2,133,226

GOODWILL AND OTHER ASSETS	49,864	43,246

TOTAL	$3,646,052	$3,435,398

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$64,922	$64,922
Accounts payable - trade	103,990	141,206
Deferred revenues	150,521	146,230
Billings in excess of uncompleted contract costs and estimated profit	70,663	71,151
Other current liabilities	110,693	93,197
Total current liabilities	500,789	516,706

LONG-TERM DEBT - less current maturities	452,943	485,404

OTHER LIABILITIES	251,683	212,177

DEFERRED INCOME TAXES - net	365,147	347,065

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
Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
Common stock, $.125 par value:
Authorized 150,000,000 shares; issued 111,018,302 shares at June 30, 2007
and 110,461,531 shares at December 31, 2006	13,877	13,808
Additional paid-in capital	999,636	988,998
Retained earnings	1,172,347	981,610
Accumulated other comprehensive loss	(110,370)	(110,370)
Total stockholders' equity	2,075,490	1,874,046

TOTAL	$3,646,052	$3,435,398

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
REVENUES:
Drilling services	$353,103	$280,110	$641,357	$497,212
Manufacturing sales and services	153,901	102,776	327,901	185,461
Total	507,004	382,886	969,258	682,673

COSTS AND EXPENSES:
Drilling services	144,608	119,655	291,424	226,626
Manufacturing sales and services	130,376	81,125	287,915	146,512
Depreciation and amortization	28,814	21,951	56,458	42,062
Selling, general and administrative	22,931	18,629	45,288	38,962
Gain on disposals of property and equipment	(14,621)	(24,432)	(38,722)	(26,976)
Total	312,108	216,928	642,363	427,186

INCOME FROM OPERATIONS	194,896	165,958	326,895	255,487

OTHER INCOME (EXPENSE):
Interest expense	(6,534)	(7,128)	(13,215)	(14,125)
Less interest capitalized	1,970	2,261	3,477	3,620
Interest income	5,481	6,948	10,930	15,277
Other - net	264	(61)	559	71
Other income - net	1,181	2,020	1,751	4,843

INCOME BEFORE INCOME TAXES	196,077	167,978	328,646	260,330
Provision for income taxes	67,953	58,287	114,169	91,534

NET INCOME	$128,124	$109,691	$214,477	$168,796

PER SHARE AMOUNTS:
Net income - basic	$1.16	$.99	$1.94	$1.53
Net income - diluted	$1.14	$.98	$1.92	$1.51

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For The Six Months
	Ended June 30,
	2007	2006
	(Unaudited)
CASH PROVIDED BY (USED IN):
Operations:
Net income	$214,477	$168,796
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	56,458	42,062
Deferred income taxes	16,616	57,176
Provision for pension and postretirement benefits	15,532	15,415
Compensation expense	4,211	8,777
Contributions to pension plans	(496)	(920)
Postretirement benefit claims paid	(1,385)	(1,911)
Gain on disposals of property, plant and equipment	(38,722)	(26,976)
Changes in current assets and liabilities:
Receivables - trade and other	80,820	(91,433)
Inventories	(62,009)	(67,315)
Other current assets	(26,943)	(51,887)
Accounts payable	(47,848)	17,248
Income taxes payable	16,149	8,104
Deferred revenues	4,291	24,277
Billings in excess of uncompleted contract costs and estimated profit	(488)	27,419
Other current liabilities	1,205	(45,176)
Net changes in other noncurrent assets and liabilities	19,171	15,043
Net cash provided by operations	251,039	98,699

Investing activities:
Capital expenditures	(221,329)	(258,091)
Proceeds from disposals of property, plant and equipment	43,483	34,305
Change in restricted cash balance	106,077	-
Net cash used in investing activities	(71,769)	(223,786)

Financing activities:
Repayments of borrowings	(32,461)	(32,461)
Payment of cash dividends	(22,115)	(38,462)
Proceeds from stock option and convertible debenture plans and other	7,027	8,438
Net cash used in financing activities	(47,549)	(62,485)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	131,721	(187,572)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	258,041	675,903
CASH AND CASH EQUIVALENTS, END OF PERIOD	$389,762	$488,331

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

Rowan believes the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2007 and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006. Rowan’s results of operations and cash flows for the six months ended June 30, 2007 are not necessarily indicative of results to be expected for the full year.

2.	Rowan’s computations of basic and diluted income per share for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Average common shares outstanding	110,802	110,322	110,645	110,134
Dilutive securities:
Stock options	1,036	1,210	953	1,293
Convertible debentures	357	419	288	437
Average shares for diluted calculations	112,195	111,951	111,886	111,864

Net income	$128,124	$109,691	$214,477	$168,796
Net income per share:
Basic	$1.16	$.99	$1.94	$1.53
Diluted	$1.14	$.98	$1.92	$1.51

Rowan had 2,721,974and 3,093,848 stock options outstanding at June 30, 2007 and 2006, respectively. Another 1,078,827 and 1,105,718 shares, respectively, were issuable at those dates through the conversion of debentures.

3.
Rowan had no items of other comprehensive income during the three or six months ended June 30, 2007 and 2006.  Interest payments (net of amounts capitalized) were $3.5 million and $3.2 million for the three months ended June 30, 2007 and 2006, respectively and $10.4 million and $10.2 million for the six months ended June 30, 2007 and 2006, respectively.  Tax payments (net of refunds) were $56.4 million and $20.2 million for the three months ended June 30, 2007 and 2006, respectively and $58.1 million and $25.3 million for the six months ended June 30, 2007 and 2006, respectively.

During May 2007, Rowan issued 227,940 shares of restricted stock to 75 key employees, with an average fair value of $37.93 per share.  Also during May 2007, Rowan issued 27,000 restricted stock units to its nonemployee directors, with an average fair value of $38.31 per unit.  Additionally, during May 2007, the Company awarded 91,068 performance shares to 6 key employees, under which as many as 182,136 (and as few as zero) shares of Rowan common stock will be issued in May 2010 based upon an equal weighting of the Company’s TSR and return on capital employed (ROCE) ranking versus a selected industry peer group over the three-year period then ended.  With respect to the TSR metric, the Company estimated a fair value of $36.88 per share, which is being recognized as compensation expense over the three-year performance period.  With respect to the ROCE metric, the Company estimated compensation expense using the market value of the common stock on the date of the award of $38.70 per share and the target number of shares to be issued.  Compensation expense will be re-measured annually using the expected number of shares to be issued based upon Rowan’s relative ROCE performance.

Stock-based compensation expense was $2.4 million for both the three months ended June 30, 2007 and 2006, and $4.2 million and $5.6 million for the six months ended June 30, 2007 and 2006, respectively.  At June 30, 2007, Rowan had approximately $19 million of unrecognized future stock-based compensation expense.

4.
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

The following table summarizes the status of Rowan’s long-term construction projects at June 30, 2007 and December 31, 2006 (in millions):

	June 30,	December 31,
	2007	2006

Total contract value of long-term projects (1)	$214.2	$344.4
Payments received	134.5	179.8
Revenues recognized	64.2	114.0
Costs recognized	41.7	106.7
Payments received in excess of revenues recognized	70.3	65.8

Billings in excess of uncompleted contract costs and estimated profit	$70.7	$71.1
Uncompleted contract costs and estimated profit in excess of billings (included in other current assets)	$0.4	$5.3

(1) Includes projects in progress and those not yet begun for which Rowan has received advanced payments.

During the three months ended June 30, 2007, Rowan recognized approximately $41.1 million of manufacturing revenues and $37.5 million of costs related to long-term construction projects on the percentage-of-completion basis. During the six months ended June 30, 2007, Rowan recognized approximately $80.5 million of manufacturing revenues and $83.2 million of costs related to long-term construction projects on the percentage-of-completion basis.

Rowan recognized an additional $4.5 million loss during the three months ended June 30, 2007 and $15.8 million loss during the six months ended June 30, 2007 on the Company’s external rig construction project which was completed in June 2007, resulting in a total loss on the project of approximately $17.9 million.

5.
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

Pursuant to Statement of Financial Accounting Standards No. 131, Rowan’s reportable segments reflect an aggregation of separately managed, strategic business units for which financial information is separately prepared and monitored based upon qualitative and quantitative factors.  The Company evaluates segment performance based upon income from operations.  In the prior year, the Company reported one manufacturing segment and that information has been adjusted to conform to the current year presentation.

Rowan’s drilling operations are conducted in domestic and foreign areas.  The Company’s Manufacturing operations are primarily conducted in Longview and Houston, Texas and Vicksburg, Mississippi, though products are shipped throughout the United States and to many foreign locations.

The following table presents certain financial information of Rowan by operating segment as of June 30, 2007 and 2006 (in millions).

	Total Assets		Goodwill
	2007	2006	2007	2006

Drilling	$3,008.9	$2,758.0	$1.5	$1.5
Manufacturing:
Drilling Products and Systems	442.6	298.4	10.9	10.9
Mining, Forestry and Steel Products	194.6	146.0	-	-
Total	$3,646.1	$3,202.4	$12.4	$12.4

The following table presents certain financial information of Rowan by operating segment for the three and six month periods ended June 30, 2007 and 2006 (in millions).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Revenues:
Drilling	$353.1	$280.1	$641.4	$497.2
Manufacturing:
Drilling Products and Systems	112.6	53.1	232.7	91.7
Mining, Forestry and Steel Products	41.3	49.7	95.2	93.8
Total	$507.0	$382.9	$969.3	$682.7

Operating Income:
Drilling	$181.9	$151.6	$307.7	$231.2
Manufacturing:
Drilling Products and Systems	7.5	9.3	7.9	14.0
Mining, Forestry and Steel Products	5.5	5.1	11.3	10.3
Total	$194.9	$166.0	$326.9	$255.5

Excluded from the immediately preceding table are the effects of transactions between segments.  During the three month periods ended June 30, 2007 and 2006, Rowan’s Drilling Products and Systems segment provided approximately $85 million and $60 million, respectively, of products and services to its drilling segment. During the six month periods ended June 30, 2007 and 2006, Rowan’s Drilling Products and Systems segment provided approximately $126 million and $103 million, respectively, of products and services to its drilling segment.

Assets are ascribed to a segment based upon their direct use.  Rowan classifies its drilling rigs as domestic or foreign based upon the rig’s operating location.  Accordingly, drilling rigs operating in or offshore the United States are considered domestic assets and rigs operating in other areas are deemed foreign assets.  At June 30, 2007, the Company had nine offshore rigs and 27 land rigs located in domestic areas and 12 offshore rigs located in foreign areas.

Foreign source revenues for the three and six months ended June 30, 2007 and 2006 were as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Drilling:
Middle East	$111.9	$33.1	$176.8	$33.1
Europe	68.7	30.9	115.0	57.7
Trinidad	17.6	-	34.6	-
Canada	-	18.1	(1.2)	30.8
Mining, Forestry & Steel Products - Australia	3.0	4.9	10.7	11.9
Total	$201.2	$87.0	$335.9	$133.5

6.
Since 1952, Rowan has sponsored defined benefit pension plans covering substantially all of its employees. In addition, Rowan provides certain health care and life insurance benefits (Other benefits) for retired drilling and aviation employees.

Net periodic pension cost for the three and six months ended June 30, 2007 and 2006 included the following components (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Service cost	$3,308	$3,003	$6,378	$5,973
Interest cost	7,199	6,114	13,437	12,161
Expected return on plan assets	(7,067)	(6,145)	(13,172)	(12,222)
Recognized actuarial loss	2,017	3,030	5,308	6,034
Amortization of prior service cost	(160)	42	(105)	84
Total	$5,297	$6,044	$11,846	$12,030

Other benefits cost for the three and six months ended June 30, 2007 and 2006 included the following components (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Service cost	$546	$492	$1,036	$978
Interest cost	1,131	943	2,093	1,876
Recognized actuarial loss	167	153	330	304
Amortization of transition obligation	147	165	328	328
Amortization of prior service cost	(52)	(51)	(101)	(101)
Total	$1,939	$1,702	$3,686	$3,385

During the first half of 2007, Rowan contributed $1.9 million toward its pension and other benefit plans.  Rowan currently expects to make additional payments totaling approximately $13 million during the remainder of 2007 for pension plan contributions and other benefit claims.

7.
During June 2007, Rowan recognized a $14.2 million gain in connection with the sale of its Alaska based drilling camps. In October 2005, Rowan sold its only semi-submersible rig for approximately $60 million in cash.  Payment for the rig occurred over a 15-month period ending in January 2007, at which point the title to the rig was transferred to the buyer.  Rowan retained ownership of much of the drilling equipment on the rig, which was sold in 2006, and continued to provide (through February 2007) a number of operating personnel under a separate services agreement.  The transaction was accounted for as a sales-type lease with the expected gain on the sale and imputed interest income of approximately $46 million deferred until the net book value of the rig had been recovered.  During the first quarter of 2007, we received all remaining payments totaling $24.0 million and recognized a $23.4 million gain on the sale.

8.
During the third quarter of 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  Since that time, the Company has been working to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way.  At June 30, 2007, Rowan had incurred $110.4 million of costs related to such efforts, of which $80.7 million had been reimbursed through insurance, leaving $29.7 million included in Receivables.  The Company expects to incur additional costs to fulfill its obligations to remove wreckage and debris in amounts that will depend on the extent and nature of work ultimately required and the duration thereof.  Previously, the Company reported the filing of a lawsuit styled Rowan Companies, Inc. vs. Certain Underwriters at Lloyd’s and Insurance Companies Subscribing to Cover Note ARS 4183 in the 215th Judicial District Court of Harris County, Texas.  The lawsuit was withdrawn following the agreement by such underwriters to reimburse the Company for the reasonable cost of removing wreckage and debris remaining on the drilling locations.  Certain of Rowan’s insurance underwriters at higher limits of liability have notified the Company that they are reserving their right to deny coverage for any costs incurred in wreckage and debris removal activities that they believe are outside the scope of their policy.  The Company does not expect the costs to reach these higher limits until late 2007 or early 2008.  Although the Company believes that it has adequate insurance coverage and will be reimbursed for costs incurred and to be incurred, it is possible that a portion of such costs will not be reimbursed, requiring a charge to future operations for any shortfall.

The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig.  However, the owner of the rig claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value.  Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of our equipment.  On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig.  The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make Rowan liable for the approximately $40 million difference between the owner’s claim and the insurance coverage, plus interest and costs.  The Company continues to believe its interpretation of the charter agreement is correct and is vigorously pursuing an appeal to overturn the summary judgment ruling in the Texas Court of Appeals.  The Company does not, therefore, believe that it is probable that it has incurred a loss, nor one that is estimatable, and has made no accrual for such at June 30, 2007.

During 2004, Rowan learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U.S. Department of Justice (DOJ) had begun conducting a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated at locations in the Gulf of Mexico.

The Company is in the final stages of entering into a plea agreement (“Plea”) with the DOJ.  Under the proposed Plea, the Company is expected to plead guilty to three criminal felony charges relating to operations on the Rowan-Midland between 2002 and 2004:  (i) causing the discharge of a pollutant, abrasive sandblast media, into U.S. navigable waters, thereby violating the Clean Water Act, (ii) failing to immediately report the discharge of waste hydraulic oil from the Rowan-Midland into U.S. navigable waters, thereby violating the Clean Water Act, and (iii) discharging garbage from the Rowan-Midland in violation of the Act to Prevent Pollution from Ships.  As part of the Plea, the Company will pay a criminal fine of $7,000,000 and complete community service payments totaling

$2,000,000 to various organizations.  In anticipation of such payments, the Company recognized $9,000,000 as a charge to its fourth quarter 2006 operations.  The Company will be subject to unsupervised probation for a period of two years, during which time the Company must ensure that it commits no further criminal violations of federal, state, or local laws or regulations.  During that period, the Company will also continue to implement its comprehensive Environmental Management System Plan.

The Environmental Protection Agency has approved a compliance agreement with Rowan which, among other things, contains a certification that the conditions giving rise to the violations to which the Company would enter guilty pleas have been corrected. The Company believes that if it fully complies with the terms of the compliance agreement, it will not be suspended or debarred from entering into or participating in contracts with the U.S. Government or any of its agencies.
The Company expects to execute the Plea on substantially the terms noted above in the near future.   The Plea will then need to be approved by the United States District Court for the Eastern District of Texas.  There can be no assurance that the court will approve such Plea or that the terms of the final Plea will not differ from those outlined above.  Subsequent to the conduct at issue, the Company sold the Rowan-Midland to a third party.

In June 2007, the Company received a subpoena for documents from the U.S. District Court in the Eastern District of Louisiana relating to a grand jury hearing.  The documents requested include all records relating to use of the Company entertainment facilities and entertainment expenses for a former employee of the Minerals Management Service, U.S. Department of Interior and other records relating to items of value provided to any official or employee of the U.S. Government.  The Company is fully cooperating with the subpoena request.

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

11.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for our fiscal year beginning January 1, 2008, and we are currently assessing the potential impact of this statement on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will become effective for our fiscal year beginning January 1, 2008, and we are currently assessing the potential impact of this statement on our financial statements.

12.	On July 31, 2007, the Board of Directors of the Company declared a cash dividend of $.10 per share of common stock payable on August 29, 2007 to shareholders of record on August 14, 2007.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Rowan generated net income of $214.5 million in the first half of 2007 compared to $168.8 million in the same period of 2006.  This 27% improvement in profitability was largely due to effects of rig fleet additions, increased average drilling day rates and higher manufacturing sales between periods.

A comparison of the revenues and income from drilling, manufacturing and consolidated operations for the first six months of 2007 and 2006, respectively, is reflected below (dollars in millions):

			Manufacturing
			Drilling Products		Mining, Forestry and
	Drilling		and Systems		Steel Products		Consolidated
	2007	2006	2007	2006	2007	2006	2007	2006

Revenues	$641.4	$497.2	$232.7	$91.7	$95.2	$93.8	$969.3	$682.7

Percent of total	66%	73%	24%	13%	10%	14%	100%	100%

Income from operations	$307.7	$231.2	$7.9	$14.0	$11.3	$10.3	$326.9	$255.5

Percent of revenues	48%	47%	3%	15%	12%	11%	34%	37%

Net interest and other income							$1.8	$4.8

Net income							$214.5	$168.8

As shown in the preceding table, our consolidated income from operations improved by $71.4 million or 28%, when comparing the first six months of 2007 and 2006, on a $286.6 million or 42% increase in revenues between periods.

Our drilling operations generated a $144.2 million or 29% increase in revenues between periods.  Our average offshore day rate was $150,700 during the first six months of 2007, compared to $136,700 in the same period of 2006.  Our offshore fleet was 90% utilized during the first six months of 2007, compared to 86% in the same period of 2006, with much of the downtime in both periods associated with the mobilization of rigs.  The addition of the Hank Boswell in September 2006 and reactivation of the Rowan-Louisiana in December 2006 helped us to realize 492 or 17% more rig operating days between periods.  Our fleet of land rigs, which increased to 27 units with the addition of ten new rigs over the past year, was 94% utilized during the first six months of 2007, compared to 99% in the same period of 2006, and achieved a 3% increase in average day rates between periods.

Drilling expenses during the first six months of 2007 increased by $64.8 million or 29% over the same period of 2006, with almost one-half of the increase attributable to the growth in our rig fleets between periods. Insurance expenses were $7.4 million higher during the first six months of 2007 following the dramatic increase in our coverage rates effective April 2006 in the aftermath of the 2005 hurricanes.   Most of the remaining increase in drilling expenses between periods reflects higher labor, overhead, rig maintenance and towing costs associated with our redeployment of several offshore rigs to foreign markets.

Selling, general and administrative expenses incurred by our drilling segment increased by $2.4 million or 8% between periods due primarily to incremental incentive-based compensation associated with the division’s improved operating results.  Drilling depreciation expense increased by $13.4 million or 37% between periods due primarily to the rig additions discussed previously.

Our drilling operations included $38.8 million of gains on property and equipment disposals during the first six months of 2007, compared to $25.9 million during the same period of 2006, with the increase primarily due to the June 2007 sale of our Alaska drilling camps.  Thus, our drilling operations yielded a $76.5 million or 33% improvement in operating income between periods.

Our collective manufacturing operations generated a $142.4 million or 77% increase in revenues.  Drilling Products and Systems revenues increased by $141.0 million or 154% between periods, with key drivers of the increase being Drilling Systems ($67.9 million or 265%), Offshore Products ($54.5 million or 92%) and Power Systems ($18.6 million or 266%).  Drilling Systems revenues included shipments of 35 mud pumps during the first six months of 2007, compared to 30 units in the same period of 2006, and another $57.2 million of land rigs and drilling equipment packages sold through our marketing alliance.  Offshore Products revenues included $80.5 million recognized on long-term rig and rig kit construction projects during the first six months of 2007, up from $37.6 million in the same period of 2006.  Power Systems revenues included shipments of 191 motors and another $12.5 million of AC drive and control systems packages.

Mining, Forestry and Steel Products revenues increased by $1.4 million or 1% between periods, and included shipments of 12 new front-end mining loaders and log stackers during the first six months of 2007, compared to 15 units in the same period of 2006.  Parts sales decreased by $0.5 million or 2% between periods to $28.2 million during the first six months of 2007.

Selling, general and administrative expenses incurred by the manufacturing segments changed as follows between periods, primarily due to allocations of shared costs based upon relative revenues: Drilling Products and Systems increased by $4.1 million or 138% and Mining, Forestry and Steel Products decreased by $0.2 million or 4%.  Depreciation and amortization expense increased as follows, primarily due to ongoing capacity improvements:  $0.8 million or 20% by Drilling Products and Systems and $0.2 million or 11% by Mining, Forestry and Steel Products.

The profitability of each manufacturing segment is greatly influenced by the mix of product sales.  Our mining equipment, for example, has traditionally yielded lower margins than the related after-market parts sales. A rig construction project takes longer to complete and involves a significantly greater labor effort than a rig kit, and thus typically yields a lower margin.

Our first half 2007 operating results included a $15.8 million loss recorded on our external rig construction project that was completed in June.  This additional loss resulted from an increase in the total cost of the project, most of which was due to the project requiring many more labor hours than were originally anticipated.  The efforts by Rowan’s Drilling Products and Systems segment to deliver the Hank Boswell three months ahead of schedule, rebuild the Rowan-Louisiana and assist with modifications to the Company’s Middle East rigs had the effect of delaying progress on this project.  As a result, the average margin on direct costs yielded by Drilling Products and Systems decreased to 13% of revenues during the first six months of 2007 from 29% in the prior year period and, despite the growth in revenues, operating income decreased by $6.1 million or 44% between periods.  The average margin on direct costs yielded by Mining, Forestry and Steel Products improved to 28% of revenues during the first six months of 2007, up from 27% in the prior year period, and operating income increased by $1.0 million or 10% between periods.

Our Drilling Products and Systems operating results exclude the effects of approximately $126 million of products and services provided to our drilling division during the first six months of 2007, most of which was attributable to construction progress on our fourth Tarzan Class jack-up, the J. P. Bussell, and the Company’s first of two 240C class jack-ups, compared to approximately $103 million in the same period of 2006.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Rowan generated net income of $128.1 million in the second quarter of 2007 compared to $109.7 million in the same period of 2006.  This 17% improvement in profitability was largely due to effects of rig fleet additions, increased average drilling day rates and higher manufacturing sales between periods.

A comparison of the revenues and income from drilling, manufacturing and consolidated operations for the second quarters of 2007 and 2006, respectively, is reflected below (dollars in millions):

			Manufacturing
			Drilling Products		Mining, Forestry and
	Drilling		and Systems		Steel Products		Consolidated
	2007	2006	2007	2006	2007	2006	2007	2006

Revenues	$353.1	$280.1	$112.6	$53.1	$41.3	$49.7	$507.0	$382.9

Percent of total	70%	73%	22%	14%	8%	13%	100%	100%

Income from operations	$181.9	$151.6	$7.5	$9.3	$5.5	$5.1	$194.9	$166.0

Percent of revenues	52%	54%	7%	18%	13%	10%	38%	43%

Net interest and other income							$1.2	$2.0

Net income							$128.1	$109.7

As shown in the preceding table, our consolidated income from operations improved by $28.9 million or 17%, when comparing the second quarters of 2007 and 2006, on a $124.1 million or 32% increase in revenues between periods.

Our drilling operations generated a $73.0 million or 26% increase in revenues between periods.  Our average offshore day rate was $157,100 during the second quarter of 2007, compared to $143,800 in the second quarter of 2006.  Our offshore fleet was 97% utilized during the second quarter of 2007, compared to 93% in the second quarter of 2006.  The addition of the Hank Boswell in September 2006 and reactivation of the Rowan-Louisiana in December 2006 helped us to realize 243 or 15% more rig operating days between periods.  For our fleet of land rigs, which increased to 27 units with the addition of ten new rigs over the past year, utilization was 97% during the second quarter of 2007, compared to 100% in the second quarter of 2006, and average day rates were unchanged between periods at $22,400.

Drilling expenses during the second quarter of 2007 increased by $24.9 million or 21% over the second quarter of 2006, with just over one-half of the increase attributable to the growth in our rig fleets between periods.  Most of the remaining increase in drilling expenses between periods reflects higher labor, overhead, rig maintenance and towing costs associated with our redeployment of several offshore rigs to foreign markets.  Selling, general and administrative expenses incurred by our drilling segment increased by $2.1 million or 15% between periods due primarily to incremental incentive-based compensation associated with the division’s improved operating results.  Drilling depreciation expense increased by $6.7 million or 36% between periods due primarily to the rig additions discussed previously.

Our drilling operations included $14.7 million of gains on property and equipment disposals during the second quarter of 2007, compared to $23.7 million during the second quarter of 2006, with the current period amount primarily associated with the June 2007 sale of our Alaska drilling camps.  Thus, our drilling operations yielded a $30.3 million or 20% improvement in operating income between periods.

Our collective manufacturing operations generated a $51.1 million or 50% increase in revenues.  Drilling Products and Systems revenues increased by $59.5 million or 112% between periods, with key drivers of the increase being Drilling Systems ($48.1 million or 496%), Offshore Products ($6.6 million or 16%) and Power Systems ($4.8 million or 141%).  Drilling Systems revenues included shipments of 17 mud pumps during the second quarter of 2007, compared to 11 units in the second quarter of 2006, and another $40.7 million of land rigs and drilling equipment packages sold through our marketing alliance.  Offshore Products revenues included $41.2 million recognized on long-term rig and rig kit construction projects during the second quarter of 2007, up from $29.5 million in the second quarter of 2006.  Power Systems revenues included shipments of 85 motors and another $2.6 million of AC drive and control systems packages.

Mining, Forestry and Steel Products revenues decreased by $8.4 million or 17% between periods, as shipments of front-end mining loaders and log stackers totaled four units during the second quarter of 2007, compared to nine units in the second quarter of 2006.  Parts sales decreased by $0.8 million or 5% between periods to $14.0 million during the second quarter of 2007.

Selling, general and administrative expenses changed as follows between periods, primarily due to allocations of shared costs based upon relative revenues: Drilling Products and Systems increased by $2.1 million or 142% and Mining, Forestry and Steel Products increased by $0.2 million or 6%.  Depreciation and amortization expense increased by $0.2 million or 11% within the Drilling Products and Systems segment primarily due to ongoing capacity improvements.  Depreciation and amortization expense decreased by $0.1 million, or 9%, within the Mining, Forestry and Steel Products segment.

The profitability of each manufacturing segment is greatly influenced by the mix of product sales.  Our mining equipment, for example, has traditionally yielded lower margins than the related after-market parts sales. A rig construction project takes longer to complete and involves a significantly greater labor effort than a rig kit, and thus typically yields a lower margin.  Our second quarter 2007 operating results included a $4.5 million loss recorded on our external rig construction project that was completed in June.  This additional loss resulted from an increase in the total cost of the project, most of which was due to the project requiring many more labor hours than were originally anticipated.  The efforts by Rowan’s Drilling Products and Systems segment to deliver the Hank Boswell three months ahead of schedule, rebuild the Rowan-Louisiana and assist with modifications to the Company’s Middle East rigs had the effect of delaying progress on this project.  As a result, the average margin on direct costs yielded by Drilling Products and Systems decreased to 17% of revenues during the second quarter of 2007 from 29% in the prior year period and, despite the growth in revenues, operating income declined by $1.8 million or 19% between periods.  The average margin on direct costs yielded by Mining, Forestry and Steel Products was 31% of revenues during the second quarter of 2007, up from 25% in the prior year period, and operating income increased by $0.4 million or 8% between periods.

Our Drilling Products and Systems operating results exclude the effects of approximately $85 million of products and services provided to our drilling division during the second quarter of 2007, most of which was attributable to construction progress on the J. P. Bussell and the Company’s first 240C class jack-up, compared to about $43 million in the same period of 2006.

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

Currently, the worldwide drilling market appears to be strong, as the expected demand for jack-ups exceeds the current supply of rigs in the Middle East, West Africa, India and Southeast Asia. Thus, we believe that the migration of high specification drilling equipment from mature markets like the Gulf of Mexico and the North Sea will continue.

The 2005 hurricanes caused tremendous damage to drilling and production equipment and facilities throughout the Gulf Coast, and we suffered a significant loss of prospective revenues.  During 2006, there was a noticeable decline in demand for drilling equipment that coincided with the onset of hurricane season in June and grew more pronounced as growing natural gas inventories caused prices to weaken during the third and early fourth quarters.  This ultimately forced jack-up contractors, including Rowan, to accept reduced rates in certain cases in order to keep available rigs fully utilized.  Though gas storage levels are below prior year levels, prices have remained very volatile and Gulf of Mexico rig demand has not returned to peak 2006 levels.

This increased global demand for drilling equipment in recent year has naturally led to greater requirements for parts, supplies and people, which has in turn increased the cost of each category.  In addition, drilling equipment running near capacity for extended periods ultimately requires more extensive maintenance and repairs.  We expect these inflationary pressures to continue throughout 2007 which, unless we are able to recover the increased costs through higher day rates, will reduce our future profitability.  In addition, the cost of insurance in the Gulf of Mexico has risen dramatically since 2005.  Though we were recently able to obtain rate reductions for our offshore operations and fleet, the cost of our coverage is still much higher than the pre-storm level even after we assumed more of the risk of certain losses.  Our relocation of rigs from the Gulf of Mexico has helped to offset the increase in insurance rates.

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

Many commodity prices continue to be near historically high levels due to strong worldwide demand. Our external manufacturing backlog at June 30, 2007 was approximately $365 million, compared to $567 million one year before.  The backlog included $328.8 million related to Drilling Products and Systems, featuring $150.0 associated with long-term rig or rig kit construction projects that are expected to run through mid 2008 and $138.9 million associated with mud pumps, top drives drawworks and other rig components.

We are optimistic that many commodity prices will remain firm, sustaining the demand for the types of equipment that we provide, and that our increased volumes will yield improved profitability.  We cannot, however, accurately predict the duration of current business conditions or their impact on our operations.  Our manufacturing operations will be adversely affected if conditions deteriorate.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet figures and ratios as of June 30, 2007 and December 31, 2006 is as follows (dollars in millions):

	June 30, 2007	December 31, 2006

Cash and cash equivalents	$389.8	$258.0
Current assets	$1,242.5	$1,102.8
Current liabilities	$500.8	$516.7
Current ratio	2.48	2.13
Long-term debt – less current maturities	$452.9	$485.4
Stockholders' equity	$2,075.5	$1,874.0
Long-term debt/total capitalization	.18	.21

Reflected in the comparison above are the effects in the first six months of 2007 of:

•	net cash provided by operations of $251.0 million
•	decrease in restricted cash of $106.1 million
•	proceeds from disposals of property, plant and equipment of $43.5 million
•	proceeds from stock option and convertible debenture plans of $6.0 million
•	capital expenditures of $221.3 million
•	debt repayments of $32.5 million
•	cash dividend payments of $22.1 million

Operating cash flows during the first six months of 2007 included non-cash or non-operating adjustments to our net income totaling $52.2 million offset by a net increase in working capital of $34.8 million. Non-cash or non-operating adjustments included depreciation of $56.5 million, deferred income taxes of $16.6 million, net retirement plan expenses in excess of funding of $13.7 million and stock-based compensation expense of $4.2 million, partially offset by net gains on asset disposals of $38.7 million.  Receivables decreased by $80.8 million due primarily to reimbursement of hurricane-related survey and salvage costs and collections against asset sales.  Inventories were increased by $62.0 million in order to position our manufacturing operations for further growth.

Capital expenditures during the first six months of 2007 included $33.4 million related to the construction of our fourth Tarzan Class jack-up rig, the J. P. Bussell, and $11.5 million related to the construction of the last four 2000 horsepower land rigs.  Another shipyard is constructing the hull of the J. P. Bussell and we expect the rig to be completed during the second quarter of 2008.  Our last new land rig should be delivered by September 2007.  We currently expect to continue funding construction of the J. P. Bussell and the remaining land rigs from available cash.

Capital expenditures during the first six months of 2007 also included $77.8 million for progress towards the construction of the first of two 240C rigs, which was funded from available cash.   The 240C will be equipped for high pressure/high temperature drilling in water depths of up to 400 feet. We believe the 240C design will set a new standard as a replacement for the 116C, which has been the “workhorse” of the global drilling industry for the past 25 years. The 240C will have more deck space, higher variable load, more drilling capacity (two million pound hook-load capability), more cantilever reach (up to 100 feet) and greater personnel capacity (108 man) than the 116C. Each rig will cost approximately $195 million and will be constructed at Vicksburg, Mississippi with delivery expected in mid 2008 and early 2009.  We currently anticipate funding construction of both 240C rigs with available cash, but will consider attractive financing alternatives. If we are unable to obtain any outside financing, we could be forced to continue using working capital, if available, or postpone construction.

We currently estimate that remaining 2007 capital expenditures will be between $160 million and $170 million, including approximately $40 million towards the construction of the J. P. Bussell and $60-70 million towards the construction of our first two 240C class jack-ups.

In October 2005, we sold our only semi-submersible rig for approximately $60 million in cash. Payment for the rig occurred over a 15-month period ending in January 2007, at which point the title to the rig was transferred to the buyer.  We retained ownership of much of the drilling equipment on the rig, which was sold in 2006, and continued to provide (through February 2007) a number of operating personnel under a separate services agreement. The transaction was accounted for as a sales-type lease with the expected gain on the sale and imputed interest income of approximately $46 million deferred until the net book value of the rig had been recovered.  During the six months ended June 30, 2007, we received all remaining payments totaling $23.4 million and recognized such amount as additional gain on the sale.

Our debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity and limit the amount of long-term debt and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions.  We were in compliance with each of these provisions at June 30, 2007.  Our debt agreements also specify the minimum insurance coverage for our financed rigs.   Upon our April 1, 2006 policy renewal, we determined that windstorm coverage meeting the requirements of our existing debt agreements was cost-prohibitive.  We obtained from MARAD a waiver of the original insurance requirements in return for providing additional security.  Effective March 30, 2007, in connection with our 2007 policy renewal, the additional security provisions were modified.  Our minimum restricted cash balance was reduced from $156.1 million to $50 million.  This amount is maintained in a separate account in which MARAD has a security interest and is shown separately as Restricted cash on our Consolidated Balance Sheet.  Our unrestricted cash requirement was reduced from $100 million to $31 million.  We remain subject to restrictions on the use of certain insurance proceeds should we experience further losses.  Each of these additional security provisions will be released by MARAD if we are able to obtain windstorm coverage that satisfies the original terms of our debt agreements.

On February 24, 2006, we paid a special cash dividend of $.25 per common share to stockholders of record on February 8, 2006.  On May 9, 2006, we announced a regular quarterly dividend of $.10 per common share, which we have paid approximately every three months since.  At June 30, 2007, we had approximately $359 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.  On July 31, 2007, we announced a dividend of $.10 per common share payable on August 29, 2007 to stockholders of record on August 14, 2007.

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

During the third quarter of 2005, we lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  Since that time, we have been working to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way.  At June 30, 2007, we had incurred $110.4 million of costs related to such efforts, of which $80.7 million had been reimbursed through insurance, leaving $29.7 million included in Receivables.  We expect to incur additional costs to fulfill our obligations to remove wreckage and debris in amounts that will depend on the extent and nature of work ultimately required and the duration thereof.  Previously, we reported the filing of a lawsuit styled Rowan Companies, Inc. vs. Certain Underwriters at Lloyd’s and Insurance Companies Subscribing to Cover Note ARS 4183 in the 215th Judicial District Court of Harris County, Texas.  The lawsuit was withdrawn following the agreement by such underwriters to reimburse us for the reasonable cost of removing wreckage and debris remaining on the drilling locations.  Certain of our insurance underwriters at higher limits of liability have notified us that they are reserving their right to deny coverage for any costs incurred in wreckage and debris removal activities that they believe are outside the scope of their policy.  We do not expect the costs to reach these higher limits until late 2007 or early 2008.  Although we believes that we have adequate insurance coverage and will be reimbursed for costs incurred and to be incurred, it is possible that a portion of such costs will not be reimbursed, requiring a charge to future operations for any shortfall.

We leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that we believe satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of our equipment installed on the rig.  However, the owner of the rig claimed that the rig should have been insured for its fair market value and sought recovery from us for compensation above the insured value.  Thus, we assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of our equipment.  On November 3, 2005, we filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig.  The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make us liable for the approximately $40 million difference between the owner’s claim and the insurance coverage, plus interest and costs.  We continue to believe our interpretation of the charter agreement is correct and are vigorously pursuing an appeal to overturn the summary judgment ruling in the Texas Court of Appeals.  We do not, therefore, believe that it is probable that we have incurred a loss, nor one that is estimatable, and have made no accrual for such at June 30, 2007.

During 2004, we learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U.S. Department of Justice (DOJ) had begun conducting a criminal investigation of environmental matters involving several of our offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated at locations in the Gulf of Mexico.

We are in the final stages of entering into a plea agreement (“Plea”) with the DOJ.  Under the proposed Plea, we are expected to plead guilty to three criminal felony charges relating to operations on the Rowan-Midland between 2002 and 2004:  (i) causing the discharge of a pollutant, abrasive sandblast media, into U.S. navigable waters, thereby violating the Clean Water Act, (ii) failing to immediately report the discharge of waste hydraulic oil from the Rowan-Midland into U.S. navigable waters, thereby violating the Clean Water Act, and (iii) discharging garbage from the Rowan- Midland in violation of the Act to Prevent Pollution from Ships.  As part of the Plea, we will pay a criminal fine of $7,000,000 and complete community service payments totaling $2,000,000 to various organizations.  In anticipation of such payments, we recognized $9,000,000 as a charge to our fourth quarter 2006 operations.  We will be subject to unsupervised probation for a period of two years, during which time we must ensure that we commit no further criminal violations of federal, state, or local laws or regulations.  During that period, we will also continue to implement our comprehensive Environmental Management System Plan.

The Environmental Protection Agency has approved a compliance agreement with us which, among other things, contains a certification that the conditions giving rise to the violations to which we would enter guilty pleas have been corrected. If we fully comply with the terms of the compliance agreement, we believe we will not be suspended or debarred from entering into or participating in contracts with the U.S. Government or any of its agencies.

We expect to execute the Plea on substantially the terms noted above in the near future.   The Plea will then need to be approved by the United States District Court for the Eastern District of Texas.  There can be no assurance that the court will approve such Plea or that the terms of the final Plea will not differ from those outlined above.  Subsequent to the conduct at issue, we sold the Rowan-Midland to a third party.

In June 2007, we received a subpoena for documents from the U.S. District Court in the Eastern District of Louisiana relating to a grand jury hearing.  The agency requesting the information is the U.S. Department of the Interior, Office of Inspector General Investigations.  The documents requested include all records relating to use of our entertainment facilities and entertainment expenses for a former employee of the Minerals Management Service, U.S. Department of Interior and other records relating to items of value provided to any official or employee of the U.S. Government.  We are fully cooperating with the subpoena request.

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

We are involved in various legal proceedings incidental to our businesses and are vigorously defending our position in all such matters. We believe that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on our financial position, results of operations or cash flows.

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

Revenue recognition.  Our drilling contracts generally provide for payment on a day rate basis, and revenues are recognized as the work progresses with the passage of time.  We frequently receive lump-sum payments at the outset of a drilling assignment as upfront service fees for equipment moves or modifications, and such payments (and related costs) are recognized as drilling revenues (and expenses) over the contract period.  At June 30, 2007, we had deferred $106.0 million of revenues and $69.7 million of costs related to such upfront service fees, with such amounts primarily related to mobilization and modification activities in connection with Middle East drilling contracts.

We generally recognize manufacturing sales and related costs when title passes as products are shipped.  Revenues from long-term manufacturing projects such as rigs and rig kits are recognized on the percentage-of-completion basis using costs incurred relative to total estimated costs.  We do not recognize any estimated profit until such projects are at least 10% complete, though a full provision is made immediately for any anticipated losses.  Total estimated costs are critical to this process and are therefore reviewed on a regular basis.  During the six months ended June 30, 2007, we recognized $80.5 million of manufacturing revenues and $83.2 million of costs and anticipated losses related to such projects on the percentage-of-completion basis.

During the six months ended June 30, 2007, we recognized an additional $15.8 million loss on our external rig construction project which was completed in June 2007, resulting in a total loss on the project of approximately $17.9 million.  This additional loss resulted from an increase in the total cost of the project, most of which was due to the project requiring many more labor hours than were originally anticipated.  The efforts by our Drilling Products and Systems segment to deliver the Hank Boswell three months ahead of schedule, rebuild the Rowan-Louisiana and assist with modifications to our Middle East rigs had the effect of increasing the cost of this project.

Property and depreciation.  We provide depreciation under the straight-line method from the date an asset is placed into service based upon estimated service lives ranging up to 40 years and salvage values ranging up to 20%.  We continue to operate 14 offshore jack-up rigs that were placed into service at various dates during the 1971-1986 period.  Many of those rigs had met or far exceeded their assigned useful lives of 12-15 years when our next rig, the Super Gorilla class Gorilla V, was delivered in 1998.  The Super Gorilla class and the subsequent Tarzan Class have been assigned 25-year useful lives and are specifically designed to achieve greater drilling performance while encountering tougher well conditions.  Each class of rig employs technological advances in load-bearing capability, power distribution and solids control designed to provide more efficient drilling to greater depths, which should help to ensure its continuing economic life to the Company.

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

Pension and other postretirement benefit liabilities and costs.  As previously mentioned, our pension and other postretirement benefit liabilities and costs are based upon actuarial computations that reflect our assumptions about future events, including long-term asset returns, interest rates, annual compensation increases, mortality rates and other factors. Key assumptions for 2007 include discount rates ranging from 5.82% to 5.92%, an expected long-term rate of return on pension plan assets of 8% and annual healthcare cost increases ranging from 10% in 2007 to 5% in 2011 and beyond.  The assumed discount rate is based upon the average yield for Moody’s Aa-rated corporate bonds and the rate of return assumption reflects a probability distribution of expected long-term returns that is weighted based upon plan asset allocations.  A 1-percentage-point decrease in the assumed discount rate would increase our recorded pension and other postretirement benefit liabilities by approximately $83 million, while a 1-percentage-point change in the expected long-term rate of return on plan assets would change annual net benefits cost by approximately $3 million.  A 1-percentage-point increase in the assumed healthcare cost trend rate would increase 2007 other benefits costs by $0.6 million.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for our fiscal year beginning January 1, 2008, and we are currently assessing the potential impact of this statement on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will become effective for our fiscal year beginning January 1, 2008, and we are currently assessing the potential impact of this statement on our financial statements.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Form 10-Q are reasonable, we can give no assurance that such plans, intentions and expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. Among the factors that could cause actual results to differ materially are the following:

•	oil and natural gas prices

•	the level of exploration and development expenditures by energy companies

•	energy demand

•	the general economy, including inflation

•	weather conditions in our principal operating areas

•	environmental and other laws and regulations

•	adverse consequences that may be found in or result from the DOJ investigations, including potential financial consequences and governmental actions, proceedings, charges or penalties

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is not significant.  The Company’s outstanding debt at June 30, 2007 was comprised as follows:  $289.3 million of fixed-rate notes bearing a weighted average annual interest rate of 4.52% and $228.6 million of floating-rate notes bearing a weighted average annual interest rate of 5.59%.  In addition, virtually all of the Company’s transactions are carried out in U. S. dollars.  Thus, Rowan’s foreign currency exposure is not material.  Fluctuating commodity prices materially affect Rowan’s future earnings only to the extent that they influence demand for the Company’s products and services.  Rowan does not hold or issue derivative financial instruments.

Item 4. Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the third quarter of 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig.  However, the owner of the rig claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value.  Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of our equipment.  On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig.  The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make Rowan liable for the approximately $40 million difference between the owner’s claim and the insurance coverage, plus interest and costs.  The Company continues to believe its interpretation of the charter agreement is correct and is vigorously pursuing an appeal to overturn the summary judgment ruling in the Texas Court of Appeals. The Company does not, therefore, believe that it is probable that it has incurred a loss, nor one that is estimatable, and has made no accrual for such at June 30, 2007.

During 2004, Rowan learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U.S. Department of Justice (DOJ) had begun conducting a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated at locations in the Gulf of Mexico.

The Company is in the final stages of entering into a plea agreement (“Plea”) with the DOJ.  Under the proposed Plea, the Company is expected to plead guilty to three criminal felony charges relating to operations on the Rowan-Midland between 2002 and 2004:  (i) causing the discharge of a pollutant, abrasive sandblast media, into U.S. navigable waters, thereby violating the Clean Water Act, (ii) failing to immediately report the discharge of waste hydraulic oil from the Rowan-Midland into U.S. navigable waters, thereby violating the Clean Water Act, and (iii) discharging garbage from the Rowan-Midland in violation of the Act to Prevent Pollution from Ships.  As part of the Plea, the Company will pay a criminal fine of $7,000,000 and complete community service payments totaling $2,000,000 to various organizations.  In anticipation of such payments, the Company recognized $9,000,000 as a charge to its fourth quarter 2006 operations.  The Company will be subject to unsupervised probation for a period of two years, during which time the Company must ensure that it commits no further criminal violations of federal, state, or local laws or regulations.  During that period, the Company will also continue to implement its comprehensive Environmental Management System Plan.

The Environmental Protection Agency has approved a compliance agreement with Rowan which, among other things, contains a certification that the conditions giving rise to the violations to which the Company would enter guilty pleas have been corrected. The Company believes that if it fully complies with the terms of the compliance agreement, it will not be suspended or debarred from entering into or participating in contracts with the U.S. Government or any of its agencies.

The Company expects to execute the Plea on substantially the terms noted above in the near future.   The Plea will then need to be approved by the United States District Court for the Eastern District of Texas.  There can be no assurance that the court will approve such Plea or that the terms of the final Plea will not differ from those outlined above.  Subsequent to the conduct at issue, the Company sold the Rowan-Midland to a third party.

In June 2007, the Company received a subpoena for documents from the U.S. District Court in the Eastern District of Louisiana relating to a grand jury hearing.  The documents requested include all records relating to use of the Company entertainment facilities and entertainment expenses for a former employee of the Minerals Management Service, U.S. Department of Interior and other records relating to items of value provided to any official or employee of the U.S. Government.  The Company is fully cooperating with the subpoena request.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of its outstanding common stock during the first six months of 2007 or 2006.  Under the terms of a Share Repurchase Program begun in June 1998, the Company was authorized, at June 30, 2007, to buy back up to approximately 1.5 million shares of its common stock.

At June 30, 2007, Rowan had approximately $359 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.  On July 31, 2007, the Company announced a dividend of $.10 per common share payable on August 29, 2007 to stockholders of record on August 14, 2007.

Item 6.  Exhibits

The following is a list of Exhibits filed with this Form 10-Q:

31           Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

32           Section 1350 Certifications (Section 906 of the Sarbanes-Oxley Act of 2002)

99           Offshore Rig Fleet and Contract Status as of August 3, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROWAN COMPANIES, INC.
(Registrant)

Date: August 3, 2007	/s/ W. H. WELLS
W. H. Wells
Vice President - Finance and Chief Financial Officer
(Chief Financial Officer)

Date: August 3, 2007	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Controller
(Chief Accounting Officer)