Form 10-Q
period 2007-09-30
ROWAN COMPANIES INC
filed 2007-11-09
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The number of shares of common stock, $.125 par value, outstanding at October 31, 2007 was 111,285,309.

ROWAN COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2007	2006
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$341,274	$258,041
Receivables - trade and other	414,069	418,985
Inventories - at cost:
Raw materials and supplies	338,610	260,319
Work-in-progress	142,708	84,466
Finished goods	404	310
Prepaid expenses	75,902	62,307
Deferred tax assets - net	15,065	18,421
Total current assets	1,328,032	1,102,849

RESTRICTED CASH	50,000	156,077

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	2,752,190	2,639,036
Manufacturing plant and equipment	256,169	210,448
Construction in progress	273,723	137,265
Other property and equipment	121,744	106,642
Total	3,403,826	3,093,391
Less accumulated depreciation and amortization	1,028,510	960,165
Property, plant and equipment - net	2,375,316	2,133,226

GOODWILL AND OTHER ASSETS	41,635	43,246

TOTAL	$3,794,983	$3,435,398

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$64,922	$64,922
Accounts payable - trade	119,899	141,206
Deferred revenues	154,017	146,230
Billings in excess of uncompleted contract costs and estimated profit	72,776	71,151
Other current liabilities	122,333	93,197
Total current liabilities	533,947	516,706

LONG-TERM DEBT - less current maturities	434,236	485,404

OTHER LIABILITIES	246,548	212,177

DEFERRED INCOME TAXES - net	376,251	347,065

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
Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
Common stock, $.125 par value:
Authorized 150,000,000 shares; issued 111,270,974 shares at September 30, 2007
and 110,461,531 shares at December 31, 2006	13,909	13,808
Additional paid-in capital	1,009,329	988,998
Retained earnings	1,292,110	981,610
Cost of 25,065 treasury shares at September 30, 2007	(977)	-
Accumulated other comprehensive loss	(110,370)	(110,370)
Total stockholders' equity	2,204,001	1,874,046

TOTAL	$3,794,983	$3,435,398

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
REVENUES:
Drilling services	$368,821	$289,577	$1,010,178	$786,789
Manufacturing sales and services	133,380	127,537	461,281	312,998
Total	502,201	417,114	1,471,459	1,099,787

COSTS AND EXPENSES:
Drilling services	145,403	131,317	436,827	357,943
Manufacturing sales and services	107,471	114,391	395,386	260,903
Depreciation and amortization	29,812	23,310	86,270	65,372
Selling, general and administrative	22,510	18,995	67,798	57,957
Gain on disposals of property and equipment	(1,088)	(2,301)	(39,810)	(29,277)
Total	304,108	285,712	946,471	712,898

INCOME FROM OPERATIONS	198,093	131,402	524,988	386,889

OTHER INCOME (EXPENSE):
Interest expense	(6,447)	(7,198)	(19,662)	(21,323)
Less interest capitalized	2,855	2,971	6,332	6,591
Interest income	5,613	6,490	16,543	21,767
Other - net	(305)	(237)	254	(166)
Other income - net	1,716	2,026	3,467	6,869

INCOME BEFORE INCOME TAXES	199,809	133,428	528,455	393,758
Provision for income taxes	68,960	47,657	183,129	139,191
INCOME FROM CONTINUING OPERATIONS	130,849	85,771	345,326	254,567
Income from discontinued operations, net of tax	-	1,269	-	1,269
NET INCOME	$130,849	$87,040	$345,326	$255,836

PER SHARE AMOUNTS:
Income from continuing operations - basic	$1.18	$.78	$3.12	$2.31
Income from continuing operations - diluted	$1.16	$.77	$3.08	$2.28

Income from discontinued operations - basic	$-	$.01	$-	$.01
Income from discontinued operations - diluted	$-	$.01	$-	$.01

Net income - basic	$1.18	$.79	$3.12	$2.32
Net income - diluted	$1.16	$.78	$3.08	$2.29

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For The Nine Months
	Ended September 30,
	2007	2006
	(Unaudited)
CASH PROVIDED BY (USED IN):
Operations:
Net income	$345,326	$255,836
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	86,270	65,372
Deferred income taxes	30,071	68,671
Provision for pension and postretirement benefits	23,413	23,238
Compensation expense	6,746	11,809
Contributions to pension plans	(10,633)	(6,074)
Postretirement benefit claims paid	(1,946)	(2,582)
Gain on disposals of property, plant and equipment	(39,810)	(29,277)
Gain on disposal of aviation operations	-	(1,269)
Changes in current assets and liabilities:
Receivables- trade and other	4,916	(122,966)
Inventories	(136,627)	(87,040)
Other current assets	(13,595)	(48,367)
Accounts payable	(36,647)	13,569
Income taxes payable	24,302	2,793
Deferred revenues	7,787	8,490
Billings in excess of uncompleted contract costs and estimated profit	1,625	19,722
Other current liabilities	14,642	7,530
Net changes in other noncurrent assets and liabilities	15,947	9,864
Net cash provided by operations	321,787	189,319

Investing activities:
Capital expenditures	(318,702)	(372,732)
Proceeds from disposals of property, plant and equipment	44,941	36,747
Change in restricted cash balance	106,077	(156,077)
Proceeds from sale of aviation operations	-	1,953
Net cash used in investing activities	(167,684)	(490,109)

Financing activities:
Repayments of borrowings	(51,168)	(51,168)
Payment of cash dividends	(33,201)	(49,475)
Proceeds from stock option and convertible debenture plans and other	13,499	8,404
Net cash used in financing activities	(70,870)	(92,239)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	83,233	(393,029)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	258,041	675,903
CASH AND CASH EQUIVALENTS, END OF PERIOD	$341,274	$282,874

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.
The consolidated financial statements of Rowan included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission.  Certain information and notes have been condensed or omitted as permitted by those rules and regulations.  The Company believes that the disclosures included herein are adequate, but suggests that you read these consolidated financial statements in conjunction with the consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2006.

Rowan believes the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2007 and the results of its operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for nine months ended September 30, 2007 and 2006.  Rowan’s results of operations and cash flows for the nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the full year.

2.
Rowan has three principal operating segments: the contract drilling of oil and gas wells, both onshore and offshore (“Drilling”), and two manufacturing segments.  The Drilling Products and Systems segment provides equipment, parts and services for the drilling industry through two business groups: Offshore Products features jack-up rigs, rig kits and related components and parts; Drilling and Power Systems includes mud pumps, drawworks, top drives, rotary tables, other rig equipment, variable-speed motors, drives and other electrical components featuring AC, DC and Switch Reluctance technologies.  The Mining, Forestry and Steel Products segment includes large-wheeled mining and timber equipment and related parts and carbon and alloy steel and steel plate.

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

The following table presents certain financial information of Rowan by operating segment as of September 30, 2007 and 2006 (in millions).

	Total Assets		Goodwill
	2007	2006	2007	2006

Drilling	$3,066.8	$2,803.5	$1.5	$1.5
Manufacturing:
Drilling Products and Systems	508.2	310.7	10.9	10.9
Mining, Forestry and Steel Products	220.0	171.6	-	-
Total	$3,795.0	$3,285.8	$12.4	$12.4

The following table presents certain financial information of Rowan by operating segment for the three and nine month periods ended September 30, 2007 and 2006 (in millions).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenues:
Drilling	$368.8	$289.6	$1,010.2	$786.8
Manufacturing:
Drilling Products and Systems	83.7	69.7	316.4	160.9
Mining, Forestry and Steel Products	49.7	57.8	144.9	152.1
Total	$502.2	$417.1	$1,471.5	$1,099.8

Operating Income:
Drilling	$183.5	$127.0	$491.2	$358.2
Manufacturing:
Drilling Products and Systems	10.6	1.1	18.5	16.3
Mining, Forestry and Steel Products	4.0	3.3	15.3	12.4
Total	$198.1	$131.4	$525.0	$386.9

Excluded from the immediately preceding table are the effects of transactions between segments.  During the three month periods ended September 30, 2007 and 2006, Rowan’s Drilling Products and Systems segment provided approximately $60 million and $70 million, respectively, of products and services to its Drilling segment. During the nine month periods ended September 30, 2007 and 2006, Rowan’s Drilling Products and Systems segment provided approximately $186 million and $173 million, respectively, of products and services to its Drilling segment.

Assets are ascribed to a segment based upon their direct use.  Rowan classifies its drilling rigs as domestic or foreign based upon the rig’s operating location.  Accordingly, drilling rigs operating in or offshore the United States are considered domestic assets, and rigs operating in other areas are deemed foreign assets.  At September 30, 2007, the Company had nine offshore rigs and 28 land rigs located in domestic areas and 12 offshore rigs located in foreign areas.

Foreign source revenues for the three and nine months ended September 30, 2007 and 2006 were as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Drilling:
Middle East	$111.8	$39.7	$288.6	$72.8
Europe	65.7	29.5	180.7	87.2
Trinidad	20.3	3.3	55.0	3.3
Canada	-	18.6	(1.2)	49.4
Mining, Forestry & Steel Products - Australia	11.9	7.5	22.7	19.4
Total	$209.7	$98.6	$545.8	$232.1

3.	Rowan’s computations of basic and diluted income per share for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Average common shares outstanding	111,177	110,405	110,824	110,226
Dilutive securities:
Stock options	1,020	857	997	1,179
Convertible debentures	377	254	324	382
Average shares for diluted calculations	112,574	111,516	112,145	111,787

Income from continuing operations	$130,849	$85,771	$345,326	$254,567

Income from continuing operations per share:
Basic	$1.18	$.78	$3.12	$2.31
Diluted	$1.16	$.77	$3.08	$2.28

Income (loss) from discontinued operations	$-	$1,269	$-	$1,269

Income (loss) from discontinued operations per share:
Basic	$-	$.01	$-	$.01
Diluted	$-	$.01	$-	$.01

Net income	$130,849	$87,040	$345,326	$255,836
Net income per share:
Basic	$1.18	$.79	$3.12	$2.32
Diluted	$1.16	$.78	$3.08	$2.29

Rowan had 2,517,732 and 3,068,330 stock options outstanding at September 30, 2007 and 2006, respectively, and another 1,027,011 and 1,105,718 shares, respectively, were issuable at those dates through the conversion of debentures.

4.
Rowan had no items of other comprehensive income during the three or nine months ended September 30, 2007 and 2006.  Interest payments (net of amounts capitalized) were $5.0 million and $5.6 million for the three months ended September 30, 2007 and 2006, respectively, and $15.3 million and $15.8 million for the nine months ended September 30, 2007 and 2006, respectively.  Tax payments (net of refunds) were $46.8 million and $42.0 million for the three months ended September 30, 2007 and 2006, respectively, and $104.9 million and $67.3 million for the nine months ended September 30, 2007 and 2006, respectively.

5.
During the second quarter of 2007, Rowan issued 229,438 shares of restricted stock to 76 key employees, with an average fair value of $37.93 per share.  Also during May 2007, Rowan issued 27,000 restricted stock units to its nonemployee directors, with an average fair value of $38.31 per unit.  Additionally, during May 2007, the Company awarded 91,068 performance shares to 6 key employees, under which as many as 182,136 (and as few as zero) shares of Rowan common stock will be issued in May 2010 based upon an equal weighting of the Company’s total stockholder return (TSR) ranking versus a selected industry peer group over the three-year period then ended and return on capital employed (ROCE) .  With respect to the TSR metric, the Company estimated a fair value of $36.88 per share, which is being recognized as compensation expense over the three-year performance period.  With respect to the ROCE metric, the Company estimated compensation expense using the $38.70 per share market value of the common stock on the date of the award and the target number of shares to be issued.  Compensation expense will be re-measured annually using the expected number of shares to be issued based upon Rowan’s relative ROCE performance.

Stock-based compensation expense was $2.5 million and $2.7 million for the three months ended September 30, 2007 and 2006, respectively, and $6.7 million and $8.6 million for the nine months ended September 30, 2007 and 2006, respectively.  At September 30, 2007, Rowan had approximately $16 million of unrecognized future stock-based compensation expense.

6.
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

The following table summarizes the status of Rowan’s long-term construction projects at September 30, 2007 and December 31, 2006 (in millions):

	September 30,	December 31,
	2007	2006

Total contract value of long-term projects (1)	$222.2	$344.4
Payments received	144.0	179.8
Revenues recognized	71.2	114.0
Costs recognized	47.1	106.7
Payments received in excess of revenues recognized	72.8	65.8

Billings in excess of uncompleted contract costs and estimated profit	$72.8	$71.1

Uncompleted contract costs and estimated profit in excess of billings (included in other current assets)	$-	$5.3

(1) Includes projects in progress and those not yet begun for which Rowan has received advanced payments.

During the three months ended September 30, 2007, Rowan recognized approximately $34.9 million of manufacturing revenues and $22.8 million of costs related to long-term construction projects on the percentage-of-completion basis.  During the nine months ended September 30, 2007, Rowan recognized approximately $115.3 million of manufacturing revenues and $106.0 million of costs related to long-term construction projects on the percentage-of-completion basis.

Rowan recognized an additional $15.8 million loss during the nine months ended September 30, 2007 on the Company’s external rig construction project which was completed in June 2007, resulting in a total loss on the project of approximately $17.9 million.

7.
Since 1952, Rowan has sponsored defined benefit pension plans covering substantially all of its employees. In addition, Rowan provides certain health care and life insurance benefits (Other benefits) for retired drilling and aviation employees.

Net periodic pension cost for the three and nine months ended September 30, 2007 and 2006 included the following components (in thousands):
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Service cost	$3,241	$3,036	$9,619	$9,009
Interest cost	6,829	6,181	20,266	18,342
Expected return on plan assets	(6,695)	(6,212)	(19,867)	(18,434)
Recognized actuarial loss	2,687	3,055	7,995	9,089
Amortization of prior service cost	(54)	43	(159)	127
Total	$6,008	$6,103	$17,854	$18,133

Other benefits cost for the three and nine months ended September 30, 2007 and 2006 included the following components (in thousands):

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Service cost	$526	$497	$1,562	$1,475
Interest cost	1,064	953	3,157	2,829
Recognized actuarial loss	168	154	498	458
Amortization of transition obligation	167	167	495	495
Amortization of prior service cost	(52)	(51)	(153)	(152)
Total	$1,873	$1,720	$5,559	$5,105

During the first nine months of 2007, Rowan contributed $12.6 million toward its pension and other benefit plans.  Rowan currently expects to make additional payments totaling approximately $1 million during the remainder of 2007 for pension plan contributions and other benefit claims.

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

9.
During the third quarter of 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  Since that time, the Company has been working to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way.  At September 30, 2007, Rowan had incurred $129.1 million of costs related to such efforts, of which $80.7 million had been reimbursed through insurance, leaving $48.4 million included in Receivables.  The Company expects to incur additional costs to fulfill its obligations to remove wreckage and debris in amounts that will depend on the extent and nature of work ultimately required and the duration thereof.  Previously, the Company reported the filing of a lawsuit styled Rowan Companies, Inc. vs. Certain Underwriters at Lloyd’s and Insurance Companies Subscribing to Cover Note ARS 4183 in the 215th Judicial District Court of Harris County, Texas.  The lawsuit was withdrawn following the agreement by such underwriters to reimburse the Company for the reasonable cost of removing wreckage and debris remaining on the drilling locations.  Certain of Rowan’s insurance underwriters at higher limits of liability have notified the Company that they are reserving their right to deny coverage for any costs incurred in wreckage and debris removal activities that they believe are outside the scope of their policy.  The Company will reach these limits during the fourth quarter of 2007.  Although the Company believes that it has adequate insurance coverage and will be reimbursed for costs incurred and to be incurred, it is possible that a portion of such costs will not be reimbursed, requiring a charge to future operations for any shortfall.

The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig.  However, the owner of the rig claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value.  Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment.  On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig.  The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make Rowan liable for the approximately $40 million difference between the owner’s claim and the insurance coverage, plus interest and costs.  The Company continues to believe its interpretation of the charter agreement is correct and is vigorously pursuing an appeal to overturn the summary judgment ruling in the Texas Court of Appeals.  The Company does not, therefore, believe that it is probable that it has incurred a loss, nor one that is estimable, and has made no accrual for such at September 30, 2007.

During 2004, Rowan learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U.S. Department of Justice (DOJ) had begun conducting a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated at locations in the Gulf of Mexico.

On October 9, 2007, the Company entered into a plea agreement (“Plea”) with the DOJ, under which the Company pled guilty to three criminal felony charges relating to operations on the Rowan-Midland between 2002 and 2004:  (i) causing the discharge of a pollutant, abrasive sandblast media, into U.S. navigable waters, thereby violating the Clean Water Act, (ii) failing to immediately report the discharge of waste hydraulic oil from the Rowan-Midland into U.S. navigable waters, thereby violating the Clean Water Act, and (iii) discharging garbage from the Rowan-Midland in violation of the Act to Prevent Pollution from Ships.  As part of the Plea, the Company will pay a criminal fine of $7,000,000 and complete community service payments totaling $2,000,000 to various organizations.  In anticipation of such payments, the Company recognized $9,000,000 as a charge to its fourth quarter 2006 operations.  Under the Plea, the Company would have been subject to unsupervised probation for a period of two years.  The Plea was submitted for approval to the United States District Court for the Eastern District of Texas.  On November 8, 2007, the Company entered into an amended plea agreement with the DOJ extending the unsupervised probationary period from two to three years.  The Company believes that the amended plea agreement will be acceptable to the Court.  There can be no assurance, however, that the Court will approve the amended plea agreement.  During the period of unsupervised probation, the Company must ensure that it commits no further criminal violations of federal, state, or local laws or regulations and must also continue to implement its comprehensive Environmental Management System Plan.  Subsequent to the conduct at issue, the Company sold the Rowan-Midland to a third party.

The Environmental Protection Agency has approved a compliance agreement with Rowan, which, among other things, contains a certification that the conditions giving rise to the violations to which the Company entered guilty pleas have been corrected. The Company believes that if it fully complies with the terms of the compliance agreement, it will not be suspended or debarred from entering into or participating in contracts with the U.S. Government or any of its agencies.

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

10.
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

11.
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

12.
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

13.	On October 30, 2007, the Board of Directors of the Company declared a cash dividend of $.10 per share of common stock payable on November 30, 2007 to shareholders of record on November 14, 2007.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Rowan generated income from continuing operations of $345.3 million in the first nine months of 2007 compared to $254.6 million in the same period of 2006.  This 36% increase was largely due to effects of rig fleet additions, increased average drilling day rates and higher manufacturing sales between periods.

A comparison of the revenues and income from drilling, manufacturing and consolidated operations for the first nine months of 2007 and 2006, respectively, is reflected below (dollars in millions):

			Manufacturing
			Drilling Products		Mining, Forestry and
	Drilling		and Systems		Steel Products		Consolidated
	2007	2006	2007	2006	2007	2006	2007	2006

Revenues	$ 1,010.2	$ 786.8	$ 316.4	$ 160.9	$ 144.9	$ 152.1	$ 1,471.5	$ 1,099.8
Percent of total	69%	72%	22%	15%	10%	14%	100%	100%

Operating costs	$ 436.8	$ 357.9	$ 279.7	$ 133.8	$ 115.7	$ 127.1	$ 832.2	$ 618.8
Percent of revenues	43%	45%	88%	83%	80%	84%	57%	56%

Depreciation expense	$ 74.7	$ 56.2	$ 7.8	$ 5.8	$ 3.8	$ 3.4	$ 86.3	$ 65.4
Percent of revenues	7%	7%	2%	4%	3%	2%	6%	6%

SG&A expenses	$ 47.5	$ 42.6	$ 10.3	$ 5.0	$ 10.0	$ 10.4	$ 67.8	$ 58.0
Percent of revenues	5%	5%	3%	3%	7%	7%	5%	5%

Income from operations	$ 491.2	$ 358.2	$ 18.5	$ 16.3	$ 15.3	$ 12.4	$ 525.0	$ 386.9
Percent of revenues	49%	46%	6%	10%	11%	8%	36%	35%

Income from continuing operations							$ 345.3	$ 254.6

As shown in the preceding table, our consolidated income from operations increased by $138.1 million or 36%, when comparing the first nine months of 2007 and 2006, on a $371.7 million or 34% increase in revenues between periods.

Drilling operations– Our Drilling operations generated a $223.4 million or 28% increase in revenues between periods.  Our average offshore day rate was $153,400 during the first nine months of 2007, compared to $140,400 in the same period of 2006.  Our offshore fleet was 93% utilized during the first nine months of 2007, compared to 87% in the same period of 2006, with much of the downtime in both periods associated with the mobilization of rigs.  The addition of the Hank Boswell in September 2006 and reactivation of the Rowan-Louisiana in December 2006 helped us to realize 800 or 18% more rig operating days between periods.  Our fleet of land rigs, which increased to 27 units with the addition of six new rigs over the past year, was 95% utilized during the first nine months of 2007, compared to 99% in the same period of 2006, and achieved a 3% increase in average day rates between periods.

Drilling expenses during the first nine months of 2007 increased by $78.9 million or 22% over the same period of 2006, with over 60% of the increase attributable to the growth in our rig fleets between periods. Most of the remaining increase in drilling expenses between periods reflects higher labor, overhead, rig maintenance and towing costs associated with our redeployment of several offshore rigs to foreign markets.  Selling, general and administrative expenses incurred by our Drilling segment increased by $4.9 million or 11% between periods due primarily to incremental incentive-based compensation associated with the division’s improved operating results.  Drilling depreciation expense increased by $18.5 million or 33% between periods due primarily to the rig additions discussed previously.

Our Drilling operations included $40.0 million of gains on property and equipment disposals during the first nine months of 2007, compared to $28.1 million during the same period of 2006, with the increase primarily due to the June 2007 sale of our Alaska drilling camps.  Thus, our Drilling operations yielded a $133.0 million or 37% increase in operating income between periods.

Manufacturing operations– Our collective manufacturing operations generated a $148.3 million or 47% increase in revenues.  Drilling Products and Systems revenues increased by $155.5 million or 97% between periods. Revenues included $115.3 million recognized on long-term rig and rig kit construction projects during the first nine months of 2007, up from $70.4 million in the same period of 2006. Revenues also included shipments of 46 mud pumps during the first nine months of 2007, compared to 49 units in the same period of 2006, 227 motors, $15.2 million of AC drive and control systems packages and another $77.1 million of land rigs and drilling equipment packages.

Mining, Forestry and Steel Products revenues decreased by $7.2 million or 5% between periods, as shipments of new front-end mining loaders and log stackers totaled 19 units during the first nine months of 2007, compared to 25 units in the same period of 2006.  Parts sales decreased by $0.5 million or 1% between periods to $44.5 million during the first nine months of 2007.

Selling, general and administrative expenses incurred by the manufacturing segments changed as follows between periods, primarily due to changes in allocations of shared costs based upon relative revenues: Drilling Products and Systems increased by $5.3 million or 106% and Mining, Forestry and Steel Products decreased by $0.4 million or 4%.  Depreciation and amortization expense increased as follows, primarily due to ongoing capacity improvements:  $2.0 million or 34% by Drilling Products and Systems and $0.4 million or 11% by Mining, Forestry and Steel Products.

The profitability of manufacturing products and services is greatly influenced by the mix of product sales.  Our mining equipment, for example, has traditionally yielded lower margins than the related after-market parts sales. A rig construction project takes longer to complete and involves significantly greater labor effort than a rig kit, and thus typically yields a lower margin.

Our operating results during the first nine months of 2007 included a $15.8 million loss recorded on our external rig construction project that was completed in June.  This additional loss resulted from an increase in the total cost of the project, most of which was due to the project requiring many more labor hours than were originally anticipated.  The efforts by Rowan’s Drilling Products and Systems segment to deliver the Hank Boswell three months ahead of schedule, rebuild the Rowan-Louisiana and assist with modifications to the Company’s Middle East rigs had the effect of delaying progress on this project.  As a result, the average margin on direct costs yielded by Drilling Products and Systems decreased to 16% of revenues during the first nine months of 2007 from 22% in the prior-year period and, despite the near doubling of revenues, operating income increased by only $2.2 million or 13% between periods.  The average margin on direct costs yielded by Mining, Forestry and Steel Products improved to 28% of revenues during the first nine months of 2007, up from 24% in the prior-year period, as the prior-year period included a $4.0 million charge for environmental remediation at our Longview steel mill. Operating income increased by $2.9 million or 24% between periods.

Our Drilling Products and Systems operating results exclude the effects of approximately $186 million of products and services provided to our Drilling segment during the first nine months of 2007, most of which was attributable to construction progress on our fourth Tarzan Class jack-up, the J. P. Bussell, and the Company’s first two 240C class jack-ups, compared to approximately $173 million in the same period of 2006.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Rowan generated income from continuing operations of $130.8 million in the third quarter of 2007 compared to $85.8 million in the same period of 2006.  This 53% increase was largely due to effects of rig fleet additions and increased average drilling day rates between periods.

A comparison of the revenues and income from drilling, manufacturing and consolidated operations for the third quarters of 2007 and 2006, respectively, is reflected below (dollars in millions):

			Manufacturing
			Drilling Products		Mining, Forestry and
	Drilling		and Systems		Steel Products		Consolidated
	2007	2006	2007	2006	2007	2006	2007	2006

Revenues	$ 368.8	$ 289.6	$ 83.7	$ 69.2	$ 49.7	$ 58.3	$ 502.2	$ 417.1
Percent of total	73%	69%	17%	17%	10%	14%	100%	100%

Operating costs	$ 145.4	$ 131.3	$ 66.7	$ 63.0	$ 40.8	$ 51.4	$ 252.9	$ 245.7
Percent of revenues	39%	45%	80%	91%	82%	88%	50%	59%

Depreciation expense	$ 25.4	$ 20.2	$ 3.1	$ 1.9	$ 1.3	$ 1.2	$ 29.8	$ 23.3
Percent of revenues	7%	7%	4%	3%	3%	2%	6%	6%

SG&A expenses	$ 15.8	$ 13.3	$ 3.1	$ 2.0	$ 3.6	$ 3.7	$ 22.5	$ 19.0
Percent of revenues	4%	5%	4%	3%	7%	6%	4%	5%

Income from operations	$ 183.5	$ 127.0	$ 10.6	$ 2.4	$ 4.0	$ 2.0	$ 198.1	$ 131.4
Percent of revenues	50%	44%	13%	3%	8%	3%	39%	32%

Income from continuing operations							$ 130.8	$ 85.8

As shown in the preceding table, our consolidated income from operations increased by $66.7 million or 51%, when comparing the third quarters of 2007 and 2006, on an $85.1 million or 20% increase in revenues between periods.

Drilling operations– Our drilling operations generated a $79.2 million or 27% increase in revenues between periods.  Our average offshore day rate was $158,200 during the third quarter of 2007, compared to $146,800 in the third quarter of 2006.  Our offshore fleet was 99% utilized during the third quarter of 2007, compared to 91% in the third quarter of 2006.  The addition of the Hank Boswell in September 2006 and reactivation of the Rowan-Louisiana in December 2006 helped us to realize 308 or 19% more rig operating days between periods.  For our fleet of land rigs, which increased to 27 units with the addition of six new rigs over the past year, utilization was 96% during the third quarter of 2007, compared to 98% in the third quarter of 2006, and average day rates were virtually unchanged between periods at $23,300.

Drilling expenses during the third quarter of 2007 increased by $14.1 million or 11% over the third quarter of 2006 due to the growth in our rig fleets between periods.  Selling, general and administrative expenses incurred by our Drilling segment increased by $2.5 million or 19% between periods due primarily to incremental incentive-based compensation associated with the segment’s improved operating results.  Drilling depreciation expense increased by $5.1 million or 25% between periods due primarily to the rig additions discussed above.

Our Drilling operations included $1.2 million of gains on property and equipment disposals during the third quarter of 2007, compared to $2.2 million during the third quarter of 2006.  Thus, our Drilling operations yielded a $56.5 million or 44% improvement in operating income between periods.

Manufacturing operations– Our collective manufacturing operations generated a $5.9 million or 5% increase in revenues.  Drilling Products and Systems revenues increased by $14.5 million or 21% between periods and included $34.9 million recognized on long-term rig kit construction projects during the third quarter of 2007, up from $32.8 million in the third quarter of 2006. Revenues also included shipments of 11 mud pumps during the third quarter of 2007, compared to 19 units in the third quarter of 2006, 36 motors, $2.7 million of AC drive and control systems packages and another $20.0 million of land rigs and drilling equipment packages.

Mining, Forestry and Steel Products revenues decreased by $8.6 million or 15% between periods, as shipments of front-end mining loaders and log stackers totaled seven units during the third quarter of 2007, compared to ten units in the third quarter of 2006.  Parts sales increased by $0.1 million or 1% between periods to $16.4 million during the third quarter of 2007.

Selling, general and administrative expenses changed as follows between periods, primarily due to changes in allocations of shared costs based upon relative revenues: Drilling Products and Systems increased by $1.1 million or 55% and Mining, Forestry and Steel Products decreased by $0.1 million or 3%.  Depreciation and amortization expense increased as follows, primarily due to ongoing capacity improvements: $1.2 million or 63% by Drilling Products and Systems and $0.1 million or 8% by the Mining, Forestry and Steel Products.

The profitability of each manufacturing segment is greatly influenced by the mix of product sales.  Our mining equipment, for example, has traditionally yielded lower margins than the related after-market parts sales. A rig construction project takes longer to complete and involves a significantly greater labor effort than a rig kit, and thus typically yields a lower margin.  The average margin on direct costs yielded by Drilling Products and Systems increased to 26% of revenues during the third quarter of 2007 from 13% in the prior-year period and operating income increased by $8.2 million between periods.  The average margin on direct costs yielded by Mining, Forestry and Steel Products was 27% of revenues during the third quarter of 2007, up from 19% in the prior-year period, and operating income increased by $2.0 million or 50% between periods. The prior-year period included a $4.0 million charge for environmental remediation at our Longview steel mill.

Our Drilling Products and Systems operating results exclude the effects of approximately $60 million of products and services provided to our Drilling segment during the third quarter of 2007, most of which was attributable to construction progress on the J. P. Bussell and the Company’s first two 240C class jack-ups, compared to about $70 million in the same period of 2006.

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

Currently, the worldwide drilling market appears to be strong, as the expected demand for jack-ups exceeds the current supply of rigs in the Middle East, West Africa, India and Southeast Asia. Thus, we believe that the migration of high specification drilling equipment from mature jack-up markets like the Gulf of Mexico and the North Sea will continue.

The 2005 hurricanes caused tremendous damage to drilling and production equipment and facilities throughout the Gulf Coast, and we suffered a significant loss of prospective revenues.  During 2006, there was a noticeable decline in demand for drilling equipment that coincided with the onset of hurricane season in June and grew more pronounced as growing natural gas inventories caused prices to weaken during the third and early fourth quarters.  This ultimately forced jack-up contractors, including Rowan, to accept reduced rates in certain cases in order to keep available rigs fully utilized.  This pattern of reduced drilling opportunities during hurricane season was repeated in 2007, and Gulf of Mexico rig demand has not returned to peak 2006 levels.

This global demand for drilling equipment in recent years has led to greater requirements for parts, supplies and people, which have in turn increased the cost of each category.  In addition, drilling equipment running near capacity for extended periods ultimately requires more extensive maintenance and repairs.  We expect these inflationary pressures to continue through the end of 2007 and early 2008 which, unless we are able to recover the increased costs through higher day rates, will reduce our future profitability.  In addition, the cost of insurance in the Gulf of Mexico has risen dramatically since 2005.  Though we were recently able to obtain rate reductions for our offshore operations and fleet, the cost of our coverage is still much higher than the pre-storm level even after we assumed more of the risk of certain losses.  Our relocation of rigs from the Gulf of Mexico has helped to offset the increase in insurance rates.

Our drilling operations are currently benefiting from predominantly favorable market conditions worldwide and are profitable.  There is no assurance, however, that such conditions will be sustained beyond the near-term or that our drilling operations will remain profitable.  Our drilling operations will be adversely affected if market conditions deteriorate. Additionally, on November 1, 2007, we announced plans to construct two additional 240C jack-up rigs and signed contracts with Keppel AmFELS, Inc. to have four Super 116E class rigs constructed.  We currently anticipate funding construction of all these rigs through operating cash flows, but will consider attractive financing alternatives.  If market conditions deteriorate, our cash flows may be insufficient, and we could be forced to accept unfavorable financing terms in order to complete construction.

Though considerably less volatile than our drilling operations, our manufacturing operations are impacted by world commodities prices; in particular, prices for copper, iron ore, coal and gold. In addition, the prospects for our Drilling Products and Systems are closely tied to the condition of the overall drilling industry and its demand for equipment, parts and services.

Many commodity prices continue to be near historically high levels due to strong worldwide demand. Our external manufacturing backlog at September 30, 2007 was approximately $404 million, compared to $578 million one year before, with the decline primarily associated with the completion of our $130 million external rig construction project during the second quarter of 2007.  The backlog included $342.6 million related to Drilling Products and Systems, featuring $151.5 million associated with long-term rig or rig kit construction projects that are expected to run through mid 2008 and $175.3 million associated with mud pumps, top drives, drawworks and other rig components.

We are optimistic that many commodity prices will remain firm, sustaining the demand for the types of equipment that we manufacture, and that our increased volumes will yield improved profitability.  We cannot, however, accurately predict the duration of current business conditions or their impact on our operations.  Our manufacturing operations will be adversely affected if conditions deteriorate.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet figures and ratios as of September 30, 2007 and December 31, 2006 is as follows (dollars in millions):

	September 30, 2007	December 31, 2006

Cash and cash equivalents	$341.3	$258.0
Current assets	$1,328.0	$1,102.8
Current liabilities	$534.0	$516.7
Current ratio	2.49	2.13
Long-term debt – less current maturities	$434.2	$485.4
Stockholders' equity	$2,204.0	$1,874.0
Long-term debt/total capitalization	.16	.21

Reflected in the comparison above are the effects in the first nine months of 2007 of:

•	net cash provided by operations of $321.8 million
•	decrease in restricted cash of $106.1 million
•	proceeds from disposals of property, plant and equipment of $44.9 million
•	proceeds from stock option and convertible debenture plans of $13.5 million
•	capital expenditures of $318.7 million
•	debt repayments of $51.2 million
•	cash dividend payments of $33.2 million

Operating cash flows during the first nine months of 2007 included non-cash or non-operating adjustments to our net income totaling $94.1 million offset by a net increase in working capital of $133.6 million. Non-cash or non-operating adjustments included depreciation of $86.3 million, deferred income taxes of $30.0 million, net retirement plan expenses in excess of funding of $10.8 million and stock-based compensation expense of $6.7 million, partially offset by net gains on asset disposals of $39.8 million.  Receivables decreased by $4.9 million as reimbursement of hurricane-related survey and salvage costs and collections against asset sales more than offset the impact of increased revenues.  Inventories were increased by $136.6 million in order to position our manufacturing operations for further growth.

Capital expenditures during the first nine months of 2007 included $48.6 million related to the construction of our fourth Tarzan Class jack-up rig, the J. P. Bussell, and $19.6 million related to the construction of four 2000 horsepower land rigs.  Another shipyard is constructing the hull of the J. P. Bussell and we expect the rig to be completed during the third quarter of 2008. We currently expect to continue funding construction of the J. P. Bussell from available cash.  Our last new land rig should be delivered in November 2007.

Capital expenditures during the first nine months of 2007 also included $94.5 million for progress towards the construction of the first of two 240C jack-up rigs, which was funded from available cash.   Another $22.7 million was expended on the second 240C rig.  The 240C will be equipped for high pressure/high temperature drilling in water depths of up to 400 feet.  We believe the 240C design will set a new standard as a replacement for the 116C, which has been the “workhorse” of the global jack-up drilling industry for the past 25 years.  The 240C will have more deck space, higher variable load, more drilling capacity (two million pound hook-load capability), more cantilever reach (up to 100 feet) and greater personnel capacity (108 man) than the 116C.  Each rig will cost approximately $200 million and will be constructed at Vicksburg, Mississippi with delivery expected during the third quarters of 2008 and 2009.

On November 1, 2007, we announced plans to construct two additional 240C jack-up rigs, with delivery expected in 2010 and 2011.  We currently anticipate funding construction of all 240C rigs through operating cash flows, but will consider attractive financing alternatives.  Should our cash flows prove to be insufficient, we could be forced to delay or halt construction.

On November 1, 2007, we signed contracts with Keppel AmFELS, Inc. to have four Super 116E class rigs constructed at their Brownsville, Texas shipyard, with delivery expected in 2010 and 2011.  We estimate that each rig will cost approximately $175 million, with more than a third of that amount attributed to the kit and drilling equipment provided by our manufacturing businesses.  We currently anticipate funding construction of all 116E rigs through operating cash flows, but will consider attractive financing alternatives.  Should our cash flows be insufficient, we could be forced to accept unfavorable financing terms in order to complete construction.

We currently estimate that remaining 2007 capital expenditures will be between $120 million and $140 million, including approximately $15 million towards the construction of the J. P. Bussell, $30-40 million towards the construction of our first two 240C class jack-ups and $43 million towards construction of the four Super 116E class jack-ups.

In October 2005, we sold our only semi-submersible rig for approximately $60 million in cash. Payment for the rig occurred over a 15-month period ending in January 2007, at which point the title to the rig was transferred to the buyer.  We retained ownership of much of the drilling equipment on the rig, which was sold in 2006, and continued to provide (through February 2007) a number of operating personnel under a separate services agreement. The transaction was accounted for as a sales-type lease with the expected gain on the sale and imputed interest income of approximately $46 million deferred until the net book value of the rig had been recovered.  During the nine months ended September 30, 2007, we received all remaining payments totaling $23.4 million and recognized such amount as additional gain on the sale.

Our debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity and limit the amount of long-term debt and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions.  We were in compliance with each of these provisions at September 30, 2007.  Our debt agreements also specify the minimum insurance coverage for our financed rigs.   Upon our April 1, 2006 policy renewal, we determined that windstorm coverage meeting the requirements of our existing debt agreements was cost-prohibitive.  We obtained from MARAD a waiver of the original insurance requirements in return for providing additional security.  Effective March 30, 2007, in connection with our 2007 policy renewal, the additional security provisions were modified.  Our minimum restricted cash balance was reduced from $156.1 million to $50 million.  This amount is maintained in a separate account in which MARAD has a security interest and is shown separately as Restricted cash on our Consolidated Balance Sheet.  Our unrestricted cash requirement was reduced from $100 million to $31 million.  We remain subject to restrictions on the use of certain insurance proceeds should we experience further losses.  Each of these additional security provisions will be released by MARAD if we are able to obtain windstorm coverage that satisfies the original terms of our debt agreements.

On February 24, 2006, we paid a special cash dividend of $.25 per common share to stockholders of record on February 8, 2006.  On May 9, 2006, we announced a regular quarterly dividend of $.10 per common share, which we have paid approximately every three months since.  At September 30, 2007, we had approximately $310 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.  On October 30, 2007, we announced a dividend of $.10 per common share payable on November 30, 2007 to stockholders of record on November 14, 2007.

We have contributed more than $155 million to our defined benefit pension plans over the past five years, including almost $90 million during 2005.  Minimum contribution amounts are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates. Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements, which showed an unfunded pension liability of $119.1 million at December 31, 2006.  We expect to make additional pension contributions over the next several years even if plan assets perform as expected, and our funding requirement for 2007 was approximately $11 million.  The Pension Protection Act of 2006 generally requires that plans be fully funded within seven years, and will therefore increase and accelerate our annual funding requirements beginning in 2008.  We currently estimate that our 2007 pension expense will decrease by approximately $2.6 million or about 10% from the 2006 amount.

Based on current and anticipated near-term operating levels, we believe that operating cash flows together with existing working capital will be adequate to sustain planned capital expenditures and debt service and other requirements at least through 2008.  We currently have no other available credit facilities, but believe financing could be obtained if deemed necessary.

During the third quarter of 2005, we lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  Since that time, we have been working to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way.  At September 30, 2007, we had incurred $129.1 million of costs related to such efforts, of which $80.7 million had been reimbursed through insurance, leaving $48.4 million included in Receivables.  We expect to incur additional costs to fulfill our obligations to remove wreckage and debris in amounts that will depend on the extent and nature of work ultimately required and the duration thereof.  Previously, we reported the filing of a lawsuit styled Rowan Companies, Inc. vs. Certain Underwriters at Lloyd’s and Insurance Companies Subscribing to Cover Note ARS 4183 in the 215th Judicial District Court of Harris County, Texas.  The lawsuit was withdrawn following the agreement by such underwriters to reimburse us for the reasonable cost of removing wreckage and debris remaining on the drilling locations.  Certain of our insurance underwriters at higher limits of liability have notified us that they are reserving their right to deny coverage for any costs incurred in wreckage and debris removal activities that they believe are outside the scope of their policy.  We will reach these limits during the fourth quarter of 2007.  Although we believe that we have adequate insurance coverage and will be reimbursed for costs incurred and to be incurred, it is possible that a portion of such costs will not be reimbursed, requiring a charge to future operations for any shortfall.

We leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that we believe satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of our equipment installed on the rig.  However, the owner of the rig claimed that the rig should have been insured for its fair market value and sought recovery from us for compensation above the insured value.  Thus, we assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of our equipment.  On November 3, 2005, we filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig.  The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make us liable for the approximately $40 million difference between the owner’s claim and the insurance coverage, plus interest and costs.  We continue to believe our interpretation of the charter agreement is correct and are vigorously pursuing an appeal to overturn the summary judgment ruling in the Texas Court of Appeals.  We do not, therefore, believe that it is probable that we have incurred a loss, nor one that is estimable, and have made no accrual for such at September 30, 2007.

During 2004, we learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U.S. Department of Justice (DOJ) had begun conducting a criminal investigation of environmental matters involving several of our offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated at locations in the Gulf of Mexico.

On October 9, 2007, we entered into a plea agreement (“Plea”) with the DOJ, under which we pled guilty to three criminal felony charges relating to operations on the Rowan-Midland between 2002 and 2004:  (i) causing the discharge of a pollutant, abrasive sandblast media, into U.S. navigable waters, thereby violating the Clean Water Act, (ii) failing to immediately report the discharge of waste hydraulic oil from the Rowan-Midland into U.S. navigable waters, thereby violating the Clean Water Act, and (iii) discharging garbage from the Rowan- Midland in violation of the Act to Prevent Pollution from Ships.  As part of the Plea, we will pay a criminal fine of $7,000,000 and complete community service payments totaling $2,000,000 to various organizations.  In anticipation of such payments, we recognized $9,000,000 as a charge to our fourth quarter 2006 operations.  Under the Plea, we would have been subject to unsupervised probation for a period of two years.  The Plea was submitted for approval to the United States District Court for the Eastern District of Texas.  On November 8, 2007, we entered into an amended plea agreement with the DOJ extending the unsupervised probationary period from two to three years.  We believe that the amended plea agreement will be acceptable to the Court.  There can be no assurance, however, that the Court will approve the amended plea agreement.  During the period of unsupervised probation, we must ensure that we commit no further criminal violations of federal, state, or local laws or regulations and must also continue to implement its comprehensive Environmental Management System Plan.  Subsequent to the conduct at issue, we sold the Rowan-Midland to a third party.

The Environmental Protection Agency has approved a compliance agreement with us which, among other things, contains a certification that the conditions giving rise to the violations to which we entered guilty pleas have been corrected.  If we fully comply with the terms of the compliance agreement, we believe that we will not be suspended or debarred from entering into or participating in contracts with the U.S. Government or any of its agencies.

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

Critical Accounting Policies and Management Estimates

Our significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2006.  These policies, and management judgments, assumptions and estimates made in their application, underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that our most critical accounting policies and management estimates involve revenue recognition (primarily upfront service fees for equipment moves and modifications and longer-term manufacturing projects), property and depreciation (particularly capitalizable costs, useful lives and salvage values) and pension and other postretirement benefit liabilities and costs (specifically assumptions used in actuarial calculations), as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

Revenue recognition.  Our drilling contracts generally provide for payment on a day rate basis, and revenues are recognized as the work progresses with the passage of time.  We frequently receive lump-sum payments at the outset of a drilling assignment as upfront service fees for equipment moves or modifications, and such payments (and related costs) are recognized as drilling revenues (and expenses) over the contract period.  At September 30, 2007, we had deferred $93.3 million of revenues and $60.9 million of costs related to such upfront service fees, with such amounts primarily related to mobilization and modification activities in connection with Middle East drilling contracts.

We generally recognize manufacturing sales and related costs when title passes as products are shipped.  Revenues from longer-term manufacturing projects such as rigs and rig kits are recognized on the percentage-of-completion basis using costs incurred relative to total estimated costs.  We do not recognize any estimated profit until such projects are at least 10% complete, though a full provision is made immediately for any anticipated losses.  Total estimated costs are critical to this process and are therefore reviewed on a regular basis.  During the nine months ended September 30, 2007, we recognized $115.3 million of manufacturing revenues and $106.0 million of costs and anticipated losses related to such projects on the percentage-of-completion basis.  Such costs include an additional $15.8 million loss recognized on our external rig construction project which was completed in June 2007, resulting in a total loss on the project of approximately $17.9 million.  This additional loss resulted from an increase in the total cost of the project, most of which was due to the project requiring many more labor hours than were originally anticipated.  The efforts by our Drilling Products and Systems segment to deliver the Hank Boswell three months ahead of schedule, rebuild the Rowan-Louisiana and assist with modifications to our Middle East rigs had the effect of increasing the cost of this project.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is not significant.  The Company’s outstanding debt at September 30, 2007 was comprised as follows:  $275.8 million of fixed-rate notes bearing a weighted average annual interest rate of 4.43% and $223.4 million of floating-rate notes bearing a weighted average annual interest rate of 5.61%.  In addition, virtually all of the Company’s transactions are carried out in U. S. dollars.  Thus, Rowan’s foreign currency exposure is not material.  Fluctuating commodity prices materially affect Rowan’s future earnings only to the extent that they influence demand for the Company’s products and services.  Rowan does not hold or issue derivative financial instruments.

Item 4. Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

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

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings

During the third quarter of 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig.  However, the owner of the rig claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value.  Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment.  On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig.  The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make Rowan liable for the approximately $40 million difference between the owner’s claim and the insurance coverage, plus interest and costs.  The Company continues to believe its interpretation of the charter agreement is correct and is vigorously pursuing an appeal to overturn the summary judgment ruling in the Texas Court of Appeals. The Company does not, therefore, believe that it is probable that it has incurred a loss, nor one that is estimable, and has made no accrual for such at September 30, 2007.

During 2004, Rowan learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U.S. Department of Justice (DOJ) had begun conducting a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated at locations in the Gulf of Mexico.

On October 9, 2007, the Company entered into a plea agreement (“Plea”) with the DOJ, under which the Company pled guilty to three criminal felony charges relating to operations on the Rowan-Midland between 2002 and 2004:  (i) causing the discharge of a pollutant, abrasive sandblast media, into U.S. navigable waters, thereby violating the Clean Water Act, (ii) failing to immediately report the discharge of waste hydraulic oil from the Rowan-Midland into U.S. navigable waters, thereby violating the Clean Water Act, and (iii) discharging garbage from the Rowan-Midland in violation of the Act to Prevent Pollution from Ships.  As part of the Plea, the Company will pay a criminal fine of $7,000,000 and complete community service payments totaling $2,000,000 to various organizations.  In anticipation of such payments, the Company recognized $9,000,000 as a charge to its fourth quarter 2006 operations.  Under the Plea, the Company would have been subject to unsupervised probation for a period of two years.  The Plea was submitted for approval to the United States District Court for the Eastern District of Texas.  On November 8, 2007, the Company entered into an amended plea agreement with the DOJ extending the unsupervised probationary period from two to three years.  The Company believes that the amended plea agreement will be acceptable to the Court.  There can be no assurance, however, that the Court will approve the amended plea agreement.  During the period of unsupervised probation, the Company must ensure that it commits no further criminal violations of federal, state, or local laws or regulations and must also continue to implement its comprehensive Environmental Management System Plan.  Subsequent to the conduct at issue, the Company sold the Rowan-Midland to a third party.

The Environmental Protection Agency has approved a compliance agreement with Rowan which, among other things, contains a certification that the conditions giving rise to the violations to which the Company entered guilty pleas have been corrected. The Company believes that if it fully complies with the terms of the compliance agreement, it will not be suspended or debarred from entering into or participating in contracts with the U.S. Government or any of its agencies.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased 25,065 shares of its outstanding common stock during the first nine months of 2007.  The Company did not repurchase any shares of its outstanding common stock during the first nine months of 2006.  Under the terms of a Share Repurchase Program begun in June 1998, the Company was authorized, at September 30, 2007, to buy back up to approximately 1.5 million shares of its common stock.

At September 30, 2007, Rowan had approximately $310 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.  On October 30, 2007, the Company announced a dividend of $.10 per common share payable on November 30, 2007 to stockholders of record on November 14, 2007.

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

ROWAN COMPANIES, INC.
(Registrant)

Date: November 9, 2007	/s/ W. H. WELLS
W. H. Wells
Vice President - Finance and Chief Financial Officer

Date: November 9, 2007	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Controller
(Chief Accounting Officer)