Form 10-K
period 2007-12-31
ROWAN COMPANIES INC
filed 2008-02-29
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-5491

Rowan Companies, Inc.

Incorporated in Delaware	75-0759420
I.R.S. Employer Identification:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4.5 billion as of June 30, 2007 based upon the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape of $40.77 per share.

The number of shares of Common Stock, $.125 par value, outstanding at February 26, 2008 was 111,312,724.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders	Part III, Items 10-14

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

Rowan Companies, Inc. (hereinafter referred to as “Rowan” or “the Company”) is a major provider of international and domestic contract drilling services. Rowan also owns and operates a manufacturing division that produces equipment for the drilling, mining and timber industries. Organized in 1947 as a Delaware corporation under the name Rowan Drilling Company, Inc., Rowan is a successor to a contract drilling business conducted since 1923.

Information regarding each of Rowan’s industry segments, including revenues, income (loss) from operations, assets and foreign-source revenues for 2007, 2006 and 2005 is shown in Footnote 10 of the Notes to Consolidated Financial Statements on pages 72-75 of this Form 10-K.

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

DRILLING OPERATIONS

Rowan provides contract drilling services utilizing a fleet of 21 self-elevating mobile offshore drilling platforms (“jack-up rigs”) and 29 deep-well land drilling rigs. Our primary focus is on high-specification, premium jack-up rigs, which we use for exploratory and development drilling and, in certain areas, well workover operations.

We conduct drilling operations primarily in the Gulf of Mexico, the Middle East, the North Sea, Trinidad, offshore eastern Canada, and, beginning in 2008, offshore West Africa, and onshore in the United States. At February 26, 2008, our jack-up rigs were located in the Middle East (9), the Gulf of Mexico (8), the North Sea (3) and Trinidad (1). Our land rigs were located in Texas (22), Oklahoma (3), Louisiana (3) and Alaska (1). Relocation of equipment from one geographic area to another is dependent upon changing market dynamics, with moves occurring only when the likelihood of higher returns makes such action economical over the longer term. In recent years, we have reduced our operations in the Gulf of Mexico and increased our presence in areas where markets are stronger. We returned to the Middle East market in 2006 with four jack-up rigs, doubled our operations there in 2007 and have a ninth rig currently en route from the Gulf of Mexico.

During 2007, our drilling operations generated revenues of $1,382.6 million and income from operations of $661.8 million, compared with $1,067.4 million and $447.7 million, respectively, in 2006.

Offshore Operations

Rowan operates larger, deep-water type jack-up rigs capable of drilling to depths of 20,000 to 35,000 feet in maximum water depths ranging from 250 to 550 feet, depending on the size of the rig and its location. Rowan has aggressively grown its jack-up fleet over the past decade to serve the needs of the industry for drilling in deeper water and harsher environments and is particularly well positioned to serve the niche market for hard-to-drill, deep offshore gas wells.

Our jack-ups are designed with a floating hull that is fully equipped to serve as a drilling platform and three independently elevating legs. The rigs are towed to the drilling site where the legs are lowered until they penetrate the ocean floor and the hull is jacked up to the elevation required to drill the well. Rowan’s rigs are equipped with propulsion thrusters to assist in towing between drilling sites.

Rowan’s jack-up fleet offers the latest technology, including cantilever jack-ups that can extend a portion of the sub-structure containing the drilling equipment over fixed production platforms to perform drilling operations with a minimum of interruption to production. Some of our conventional jack-ups feature “skid base” technology, which enables the rig floor drilling equipment to be “skidded” out over the top of a fixed platform. Conventional rigs outfitted with skid base technology can be used on some drilling assignments that previously required a cantilever jack-up or platform rig. All of our rigs feature top-drive drilling systems, which are automated pipe-handling systems that greatly accelerate the drilling process. At February 26, 2008, Rowan’s offshore drilling fleet included the following:

•	17 premium cantilever jack-up rigs, featuring three harsh environment Gorilla class rigs, four enhanced Super Gorilla class rigs and three Tarzan Class rigs, as described below. One of the cantilever jack-up rigs is held under an operating lease that expires in June 2009.

•	Four conventional jack-up rigs, including three rigs with skid base capability

Our Gorilla class rigs, designed in the early 1980s as a heavier-duty class of jack-up rig, are capable of operating in water depths up to 328 feet in extreme hostile environments (winds up to 100 miles per hour and seas up to 90 feet) such as in the North Sea and offshore eastern Canada. Gorillas II and III can drill up to 30,000 feet, and Gorilla IV is equipped to reach 35,000 feet.

We also have four Super Gorilla class rigs, which are enhanced versions of our Gorilla class rigs featuring simultaneous drilling and production capabilities. They can operate year-round in 400 feet of water south of the 61st parallel in the North Sea, within the worst-case combination of 100-year storm criteria for waves, wave periods, winds and currents. We also operate the Bob Palmer (formerly the Gorilla VIII), an enhanced version of the Super Gorilla class jack-up designated a Super Gorilla XL. With 713 feet of leg, 139 feet more than the Super Gorillas, and 30% larger spud cans, this rig can operate in water depths to 550 feet in relatively benign environments like the Gulf of Mexico or in water depths to 400 feet in the hostile environments offshore eastern Canada and in the North Sea.

In 2004, we completed construction of our first Tarzan Class rig, which was specifically designed for deep drilling in benign environments, offering capabilities similar to our Super Gorilla class jack-ups at around one-half the construction cost. The first one completed, the Scooter Yeargain, was followed by the Bob Keller in 2005 and the Hank Boswell in 2006. A fourth Tarzan Class rig which was under construction at a third-party shipyard will soon be relocated to our Sabine Pass, Texas facility and is expected to be completed in the fourth quarter of 2008.

In November 2005, Rowan’s Board of Directors approved the design and construction of a new class of jack-up rig, specifically targeting the market for high-pressure/high-temperature drilling in water depths to 400 feet. With more deck space, higher variable load capacity, greater hook-load capability, more cantilever reach and greater personnel capacity, we believe the 240C class will set a new standard as the replacement for the industry’s current fleet of 116C class rigs, which have been the “workhorse” of the global drilling industry for more than 25 years. Construction of the first 240C should be completed in the third quarter of 2008, with the second rig scheduled to arrive in 2009. Two additional 240C jack-ups have been approved, with delivery expected in 2010 and 2011.

On November 1, 2007, we signed contracts with Keppel AmFELS, Inc. to have four Super 116E class rigs constructed at their Brownsville, Texas shipyard, with delivery expected in 2010 and 2011. We estimate that each rig will cost approximately $175 million, with more than a third of that amount attributable to the cost value of the design, kit components and drilling equipment to be provided by our manufacturing businesses. The Super 116E class will employ the latest technology to enable drilling of high-pressure, high-temperature and extended-reach wells in most prominent jack-up markets throughout the world. Each rig will be equipped with the hook-load and horsepower required to efficiently drill beyond 30,000 feet.

Rowan’s current fleet expansion program began in 1995 following our acquisition of the manufacturing and rig-building operations formerly conducted by Marathon LeTourneau Company (now called LeTourneau Technologies, Inc.), which has designed all of the Company’s jack-up rigs. Our manufacturing division is an important part of our commitment to remain at the forefront of jack-up design and technology.

All of our rigs currently under construction are being built without contracts from end users.

See ITEM 2. PROPERTIES beginning on page 17 of this Form 10-K for additional information with respect to the capabilities and operating status of the Company’s rigs.

For a discussion of Rowan’s availability of funds in 2007 to sustain operations, debt service and planned capital expenditures, including those related to rig construction, see “Liquidity and Capital Resources” under

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 38-45 of this Form 10-K.

Onshore Operations

Rowan has drilling equipment and personnel available on a contract basis for exploration and development of onshore areas. The company added three newly constructed land rigs during 2007. At February 26, 2008, our fleet consisted of 29 deep-well land rigs. Two additional rigs are under construction for delivery during the first half of 2008.

Contracts

Rowan’s drilling contracts generally provide for a fixed amount of compensation per day, known as the day rate, and are usually obtained either through competitive bidding or individual negotiations. A number of factors affect our ability to obtain contracts, both onshore and offshore, at a profitable rate within a given area. Such factors include the location and availability of competitive equipment, the suitability of equipment for the project, comparative operating cost of the equipment, competence of drilling personnel and competitive factors, as discussed under “Competition” below. Profitability may also depend upon receiving adequate compensation for the cost of moving equipment to drilling locations.

When weak market conditions characterized by declining drilling day rates prevail, Rowan generally accepts contracts at a lower day rate in an attempt to maintain its competitive position and to offset the substantial costs of maintaining and reactivating stacked rigs. When drilling markets are strong and day rates are increasing, we have historically pursued short-term contracts to maximize our ability to obtain higher rates and pass through any cost increases to customers. In recent years, with rates improving to record levels, we have increasingly pursued long-term contracts in order to enhance future revenue predictability.

Our drilling contracts are either “well-to-well”, “multiple-well” or for a fixed term generally ranging from one month to four years. Well-to-well contracts are cancelable by either party upon completion of drilling at any one site, and fixed-term contracts usually provide for termination by either party if drilling operations are suspended for extended periods by events of force majeure. While most fixed-term contracts are for relatively short periods, some fixed-term and well-to-well contracts continue for a longer period than the original term or for a specific series of wells. Many drilling contracts contain renewal or extension provisions exercisable at the option of the customer at prices agreeable to us. Most of our drilling contracts provide for additional payments for mobilization and demobilization costs, which we recognize as revenues and expenses over the primary contract term, and for reimbursement of certain “rebillable” costs, which we recognize as both revenues and expenses when incurred. Our contracts for work in foreign countries generally provide for payment in United States dollars except for minimal amounts required to meet local expenses.

Our drilling revenue backlog was estimated to be approximately $2.1 billion at February 21, 2008, down from approximately $2.2 billion one year earlier. However, we believe that the contract status of Rowan’s onshore and offshore rigs is more informative than backlog calculations due to the indeterminable duration of well-to-well and multiple well contracts and the cancellation options contained in many term contracts. See ITEM 2. PROPERTIES beginning on page 17 of this Form 10-K for the contract status of the Company’s rigs as of February 21, 2008.

Competition

The contract drilling industry is highly competitive and success involves many factors, including price, equipment capability, operating and safety performance and the contractor’s reputation. We believe that Rowan competes favorably with respect to all of these factors.

We compete with several offshore drilling contractors that together have more than 600 mobile rigs available worldwide. Our onshore operations compete with several domestic drilling contractors that have a total of about 200 deep-well land rigs available. Based on the number of rigs as tabulated by ODS-Petrodata, Rowan is the eighth largest offshore drilling contractor in the world and the sixth largest jack-up rig operator. Some of our competitors have greater financial and other resources and may be more able to make technological improvements to existing equipment or replace equipment that becomes obsolete.

Rowan markets its drilling services by contacting present and potential customers, including large international energy companies, many smaller energy companies and foreign government-owned or controlled energy companies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 27-45 of this Form 10-K for a discussion of current industry conditions and their impact on operations.

Regulations and Hazards

Rowan’s drilling operations are subject to many hazards, including blowouts and well fires, which could cause personal injury, suspend drilling operations, seriously damage or destroy equipment, and cause substantial damage to producing formations and the surrounding areas. Offshore drilling operations are also subject to marine hazards, either while on site or under tow, such as vessel capsizing, collision or grounding. Raising and lowering the legs of jack-up rigs into the ocean floor requires skillful handling to avoid capsizing or other serious damage. Drilling into high-pressure formations is a complex process and problems can frequently occur.

We believe that Rowan is adequately insured for physical damage to its rigs and for marine liabilities, worker’s compensation, maritime employer’s liability, automobile liability and various other types of exposures customarily encountered in our operations. Certain of our liability insurance policies specifically exclude coverage for fines, penalties and punitive or exemplary damages. We anticipate that our present insurance coverage will be maintained, but can give no assurance that insurance coverage will continue to be available at rates considered reasonable, that self-insured amounts or deductibles will not increase or that certain types of coverage will be available at any cost. The extensive damage caused by hurricanes in recent years has reduced the availability of insurance for certain risks while also increasing the cost of the coverage that is available. In 2006, our cost of coverage increased to almost five times the pre-storm level even though we assumed more of the risk for certain losses. In 2007, our rates were lower than in 2006, but still significantly higher than in prior years.

Foreign operations are often subject to political, economic and other uncertainties not encountered in domestic operations, such as arbitrary taxation policies, onerous customs restrictions, unstable currencies and the risk of asset expropriation due to foreign sovereignty over operating areas. As our international operations have grown in recent years, these risks are more significant to us. As noted previously, we attempt to minimize the risk of currency rate fluctuations by generally contracting for payment in U.S. dollars.

Many aspects of our operations are subject to government regulation as in the areas of equipping and operating vessels, drilling practices and methods, and taxation. In addition, the United States and other countries in which we operate have regulations relating to environmental protection and pollution control. Rowan could become liable for damages resulting from pollution of offshore waters and, under United States regulations, we must establish financial responsibility. Generally, we are substantially indemnified under our drilling contracts for pollution damages, except in certain cases of pollution emanating above the surface of land, water from spills of pollutants, or pollutants emanating from our drilling rigs, but no assurance can be given regarding the enforceability of such indemnification provisions.

During 2004, we learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U.S. Department of Justice (DOJ) had begun conducting a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated at locations in the Gulf of Mexico. As previously disclosed, we entered into an amended plea agreement (“Plea”) with the DOJ in November 2007, which was later approved by the appropriate court, under which Rowan pled guilty to three felony charges relating to operations on the Rowan-Midland between 2002 and 2004. As part of the Plea, we paid a fine of $7 million and completed community service payments totaling $2 million to various organizations. We are also subject to unsupervised probation for a period of three years, during which we must ensure that we commit no further criminal violations of federal, state, or local laws or regulations and must also continue to implement our comprehensive Environmental Management System Plan. Subsequent to the conduct at issue, we sold the Rowan-Midland to a third party.

We believe that Rowan currently complies in all material respects with legislation and regulations affecting the drilling of oil and gas wells and the discharge of wastes. We have made significant modifications to our Gulf of Mexico rigs to reduce waste and rain water discharge and believe that we could operate those rigs at “zero discharge” without material additional expenditures. Except as discussed above, regulatory compliance has not materially affected our capital expenditures, earnings or competitive position to date, although such measures do increase drilling costs and may reduce drilling activity. Further regulations may reasonably be anticipated, but any effects on our drilling operations cannot be accurately predicted.

Rowan is subject to the requirements of the Federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. OSHA’s hazard communication standard, the Environmental Protection Agency’s “community right-to-know” regulations and comparable state statutes require us to organize and report certain information about the hazardous materials used in our operations to our employees as well as to state and local government authorities and local citizens.

In addition to the effects of government regulation on our own operations, the demand for our services is impacted by state, federal and foreign regulations associated with the production and transportation of oil and gas that affect the operations of our by present and potential customers.

MANUFACTURING OPERATIONS

Our manufacturing operations are conducted by LeTourneau Technologies, Inc. (LTI), a wholly-owned subsidiary of the Company headquartered in Longview, Texas, through two operating segments: Drilling Products and Systems and Mining, Forestry and Steel Products, each of which serve markets that require large-scale, steel-intensive, high-load bearing, complex products, projects and services. In 2007, our manufacturing operations collectively generated external revenues of $712.4 million and income from operations of $72.1 million, compared with $443.3 million and $38 million, respectively, in 2006. External manufacturing backlog totaled approximately $348 million at December 31, 2007, most of which is expected to be realized in 2008, compared with $530 million at December 31, 2006.

Our Drilling Products and Systems segment, which has designed and built all of Rowan’s 21 jack-up rigs, is an important part of our strategy to remain at the forefront of jack-up technology. It supports our drilling operations through timely construction and repair of rigs and equipment and, in recent years, has increasingly generated sales to external customers.

Drilling Products and Systems built the first jack-up drilling rig in 1955, and has since designed or built more than 200 units. This segment is currently constructing the first two of four 240C class jack-ups at our Vicksburg, Mississippi shipyard for delivery in 2008 and 2009 and will provide the rig kit (design, legs, jacking system, cranes and other equipment) for the four Super 116E class jack-ups being built for Rowan by Keppel AmFELS, Inc. for delivery in 2010 and 2011. In addition, Drilling Products and Systems is expected to complete construction of our fourth Tarzan Class jack-up rig at our Sabine Pass, Texas facility in 2008.

The Vicksburg facility is dedicated to providing equipment, spare parts and engineering support to the offshore drilling industry. Some rig component manufacturing and rig repair services, as well as design engineering, continue to be performed at LTI’s Longview, Texas, facility.

Drilling Products and Systems also designs and manufactures primary drilling equipment in a wide range of sizes, including mud pumps, top drives, drawworks and rotary tables, as well as variable-speed motors, variable-frequency drive systems and other electrical components for the oil and gas, marine, mining and dredging industries. During 2006, we began providing complete land rigs and related drilling equipment packages.

Our Mining, Forestry and Steel Products segment features heavy equipment such as large wheeled front-end loaders, diesel-electric powered log stackers and steel plate products.

Our mining loaders featuring bucket capacities up to 53 cubic yards, the largest in the industry. LTI loaders are generally used in coal, gold, copper, diamond and iron ore mines, and utilize a proprietary diesel-electric drive system with digital controls. This system allows large, mobile equipment to stop, start and reverse direction without gear shifting and high-maintenance braking. LTI’s wheeled loaders can load rear-dump trucks in the 85-ton to

400-ton range. Our log stackers offer either two- or four-wheel drive configurations and load capacities ranging from 35 to 55 tons.

Mining products and parts are distributed through our own distribution network serving the western United Sates and Australia as well as a through a worldwide network of independent dealers. These dealers have agreements to sell our products to end-users and provide follow-up service and parts directly to those end-users. We focus on after-market parts and components for the repair and maintenance of our machines and market these items through the same dealer network. Global sites for parts stocking, rebuilding and service include approximately 60 locations on six continents.

From our mini mill in Longview, Texas, we recycle scrap and produces carbon, alloy and tool steel plate products for internal needs as well as external customers. We concentrates on niche markets that require higher-end steel grades, including mold steels, free-machining, aircraft-quality steels and hydrogen, crack-resistant steels, and sales consist primarily of steel plate, but also include value-added fabrication of steel products. Our products are generally sold to steel service centers, fabricators and manufacturers through a direct sales force. Plate products are sold throughout North America while sales of fabricated products are more regional, encompassing Texas, Oklahoma, Louisiana, Mississippi and Arkansas. Carbon and alloy plate products are also used internally in the production of equipment and parts.

We conduct ongoing research and product development, primarily to increase the capacity and performance of our product lines on a continuous improvement basis, and routinely evaluate our products and after-market applications for potential enhancements.

Raw Materials

The principal raw material utilized in our manufacturing operations is steel plate, much of which is supplied by our Longview mini mill. Other required materials are generally available in sufficient quantities to meet our manufacturing needs through purchases in the open market, and we do not believe that we are dependent on any single supplier.

Competition

Since 1955, when the first LeTourneau jack-up was delivered, LTI has been recognized as a leading designer and builder of jack-up drilling rigs, having designed or built approximately one-third of all jack-ups currently in operation worldwide. We believe that there are currently more than 80 jack-ups under construction or contracted for construction worldwide, and 16 are LeTourneau designs. At present, we have a limited number of competitors in the jack-up rig design, construction and support industries. However, numerous shipyard facilities have the capability for jack-up rig construction.

We encounter significant competition in the drilling equipment market. The leading competitor in the mud pump market has a share of approximately 80%. Our share of the top drive, drawworks, rotary table and land rig markets is not significant.

We have six major steel competitors, with four in plate products and two in fabricated products. Our share of the overall steel market is negligible, but we are very competitive in certain niche applications for high-strength, thick plate. Internal requirements for steel plate provide a base load for the steel mill.

We encounter competition worldwide from several sources in mining products. Our wheeled loader product line has only two direct competitors, but our larger loader models also compete with other types of loading equipment, primarily electric shovels and hydraulic excavators. Internal market studies indicate that we have achieved a market share of approximately 40% in the large-loader market (above 1,000 horsepower) over the past decade. We recently reentered the small-loader market (up to 1,000 horsepower), and currently have less than a 5% market share due to the availability of smaller and cheaper alternatives.

Our log stackers have four major competitors. Based on market studies, we have market shares of approximately 20% in the United States and about 15% in Canada.

Our competition in the sale of after-market parts is fragmented, with only three other companies considered to be direct competitors. Vendors supplying parts directly to end-users and others who obtain and copy the parts for cheaper and lower-quality substitutes provide more intense competition to us than do direct competitors.

Historically, our manufacturing customer base has been diverse, and none of our product lines are highly dependent on any one customer or small group of customers.

We offer warranties and parts guarantees extending for stipulated periods of ownership or hours of usage, whichever occurs first. In most cases, dealers of our products perform the warranty work. For drilling equipment, we generally perform warranty work directly and accrue for estimated future warranty costs based on historical experience.

Regulations and Hazards

Our manufacturing operations and facilities are subject to regulation by a variety of local, state and federal agencies with authority over safety and environmental compliance. These include the Environmental Protection Agency (EPA), the Texas Commission on Environmental Quality (TCEQ) and the Mississippi Department of Environmental Quality. Our manufacturing facilities must also comply with OSHA and comparable state statutes.

Hazardous materials are generated at our Longview, Texas, plant during the steel making process, and the facility has permits for wastewater discharges, solid waste disposal and air emissions. Industrial wastewater used for cooling purposes is re-circulated and quality tests are conducted regularly. Waste products considered hazardous by the EPA are disposed of by shipment to an EPA- or state- approved waste disposal facility.

Our jack-up rig designs are subject to regulatory approval by various agencies, depending on the geographic areas where the rig will be qualified for drilling. Other than the approvals that classify the jack-up as a vessel, the rules relate primarily to safety and environmental issues, vary by location and are subject to frequent change.

We may be liable for damages resulting from pollution of air, land and inland waters associated with our manufacturing operations. We believe that compliance with environmental protection laws and regulations will have no material effect on our capital expenditures, earnings or competitive position during 2008. Further regulations may reasonably be anticipated, but any effects on our manufacturing operations cannot be accurately predicted.

As a manufacturing company, we may be responsible for certain risks associated with the use of our products. These risks include product liability claims for personal injury and/or death, property damage, loss of product use, business interruption and necessary legal expenses to defend us against such claims. We carry insurance, and we believe we are adequately covered for such risks. We did not assume certain liabilities of Marathon LeTourneau Company, such as product liability and tort claims, associated with products manufactured, produced, marketed or distributed prior to the 1994 acquisition.

DISCONTINUED OPERATIONS

Through 2004, Rowan provided, through a wholly owned subsidiary, Era Aviation, Inc. (“Era”), contract and charter helicopter and fixed-wing aviation services principally in Alaska, the coastal areas of Louisiana and Texas, and the western United States, using a combined fleet of more than 100 helicopters and fixed-wing aircraft. Effective December 31, 2004, Rowan sold the stock of Era for cash.

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

See Note 12 of the Notes to Consolidated Financial Statements beginning on page 75 of this Form 10-K for more information regarding the Company’s discontinued operations.

EMPLOYEES

Rowan had 5,704, 5,160, 4,577 employees at December 31, 2007, 2006 and 2005 respectively. Included in these numbers are citizens of the United States and other countries. None of the Company’s employees are covered by collective bargaining agreements with labor unions. Rowan considers relations with its employees to be satisfactory.

CUSTOMERS

During 2007, one drilling customer, Saudi Aramco (13%), accounted for more than 10% of the Company’s consolidated revenues. During 2006 and 2005, no customer accounted for more than 10% of consolidated revenues.

ITEM 1A.	RISK FACTORS

You should consider carefully the following risk factors, in addition to the other information contained and incorporated by reference in this Form 10-K, before deciding to invest in our common stock.

Our operations are volatile and heavily dependent upon commodity prices and other factors beyond our control.

The success of our drilling operations depends heavily upon the condition of the oil and gas industry and the level of drilling activity. Demand for our drilling services is vulnerable to periodic declines in drilling activity that are typically associated with depressed oil and natural gas prices. Even the perceived risk of a decline in oil or natural gas prices may cause oil and gas companies to reduce their spending, in which case demand for our drilling services could decrease and our drilling revenues may be adversely affected by lower rig utilization and/or day rates. Oil and natural gas prices have historically been very volatile, and our drilling operations have in the past suffered through long periods of weak market conditions.

Demand for our drilling services also depends on additional factors that are beyond our control, including:

•	fluctuations in the worldwide demand for oil and natural gas;

•	the willingness and ability of the Organization of Petroleum Exporting Countries, or OPEC, to limit production levels and influence prices;

•	political and military conflicts in oil-producing areas and the effects of terrorism;

•	the level of production in non-OPEC countries;

•	laws, regulations and policies of various governments regarding exploration and development of their oil and natural gas reserves;

•	domestic and international tax policies;

•	disruption of exploration and development activities due to hurricanes and other severe weather conditions;

•	advances in exploration and development technology; and

•	further consolidation of our customer base.

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

The contract drilling industry has historically been cyclical, with periods of high demand, short rig supply and high day rates, followed by periods of lower demand, excess rig supply and low day rates. Although demand for drilling services is currently strong, there can be no assurances that demand will not decline in future periods. Strong demand has led to an increase in new rig construction and reactivation of cold-stacked rigs, which has increased price competition. We believe there are currently more than 80 competitive jack-ups under construction or contracted for construction worldwide, or almost 20% of the existing fleet, and most of these do not have drilling contracts in place. There can be no assurance that the market in general, or a geographic area in particular, will be able to fully absorb these new rigs, and the addition of these rigs could lead to decreased rig utilization, increased price competition and lower day rates. Prolonged periods of low rig utilization and day rates could require us to enter into lower rate contracts or to idle rigs, which would have an adverse effect on our operating results and cash flows. Prolonged periods of low rig utilization and day rates could also result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that their carrying value may not be recoverable.

We have incurred losses recently and over prolonged periods in the past, a circumstance that could occur again in the future.

During 2003 and 2004, we incurred net losses of $7.8 million and $1.3 million, respectively. During 2002, we incurred a net loss of $16 million exclusive of a gain related to the settlement of the Gorilla V lawsuit. During the 1985-1995 period, we consistently incurred net losses that totaled more than $360 million. The inherent volatility of the businesses in which we operate makes it likely that we will incur additional losses in the future.

Our markets are highly competitive, which may make it difficult for us to maintain satisfactory price levels.

Our drilling and manufacturing markets are highly competitive, and no single participant is dominant. In our drilling markets, drilling contracts are often awarded on a competitive bid basis, with intense price competition frequently being the primary factor determining which qualified contractor is awarded the job, although rig availability and location, the contractor’s safety and operational record and the quality and technical capability of service and equipment are also factors. The delivery of more than 80 new jack-ups over the next three years, most of which do not currently have drilling contracts in place, will increase competition in the offshore drilling industry. Additionally, ongoing mergers among oil and natural gas exploration and production companies reduce the number of available customers and usually delay or cancel drilling projects, which may further increase competition in our drilling markets. Our manufacturing markets are also characterized by vigorous competition among several competitors. Some of our competitors possess greater financial resources than we do. We may have to reduce our prices in order to remain competitive in our markets, which could have an adverse effect on our operating results.

Most of our contracts are fixed-price contracts, and increases in our operating costs could have an adverse effect on the profitability of those contracts.

Most of our drilling contracts provide for the payment of a fixed day rate per rig operating day and our manufacturing contracts typically provide for a fixed price. However, many of our operating costs are unpredictable and vary based on events beyond our control. Our gross margins on these contracts will vary based on fluctuations in our operating costs during the terms of these contracts. If our costs increase or we encounter unforeseen costs, we may not be able to recover such costs from our customers, which could adversely affect our financial position, results of operations and cash flows. Our external manufacturing backlog has increased significantly over the past few years and consists mainly of fixed-price products and services to be delivered over the next 12 months. Accordingly, the magnitude of our exposure to possible losses on fixed-price contracts has increased along with the increase in the backlog. During 2007, we recognized a $15.8 million loss on a $130 million rig construction contract.

Our fleet expansion program may encounter liquidity problems.

If operating conditions deteriorate, our results of operations would suffer and working capital may not be adequate to finance our ongoing fleet expansion program. We have no existing credit facilities and outside financing may not be easily obtainable at a reasonable cost.

We have in progress an offshore fleet expansion program under which we plan to spend approximately $287 million in 2008 towards the completion of our fourth Tarzan Class jack-up rig, the construction of three new

240C class jack-ups and the completion of two new land rigs. Another $182 million is committed in 2008 for ongoing upgrades to existing equipment and facilities. In addition, we have outstanding commitments totaling $382 million during 2008-2011 for the construction of four new Super 116E class jack-ups at an outside shipyard. Currently, all of our planned capital expenditures are expected to be internally financed through working capital or operating cash flows. If we experience cost overruns or delays in our capital projects or if we should need additional financing and are unable to obtain it at commercially favorable rates, we could experience liquidity problems or be forced to suspend rig construction activities.

Our results of operations will be adversely affected if we are unable to secure drilling contracts for our rigs on economically favorable terms.

The drilling markets in which we compete frequently experience significant fluctuations in the demand for drilling services, as measured by the level of exploration and development expenditures, and the supply of capable drilling equipment. In response to fluctuation market conditions, we can, as we have done in the past, relocate drilling rigs from one geographic area to another, but only when such moves are economically justified over the longer term. If demand for our rigs declines, our rig utilization and day rates are generally adversely affected.

We have not yet obtained drilling contracts for any of our nine jack-up rigs or two land rigs that are currently under construction, or on order, though the expansion of our drilling fleet increases our operating costs. We may be unable to secure economical drilling contracts for our new rigs, in which case their delivery will negatively impact our operating results.

Rig upgrade, enhancement and new construction projects are subject to risks which could cause delays or cost overruns and adversely affect our financial position, results of operations and cash flows.

With more than 80 new jack-up rigs under construction or on order for delivery over the next three years, many shipyards and third party equipment vendors are managing significant resource constraints to meet delivery obligations. Such constraints may lead to substantial delivery and commissioning delays of rigs and equipment, as well as equipment failures and/or performance deficiencies. In addition, new drilling rigs may experience start-up complications following delivery or other unexpected operational problems that could result in significant uncompensated downtime at reduced day rates or the cancellation or termination of drilling contracts. Rig construction projects are subject to risks of delay or cost overruns inherent in any large construction project from numerous factors, including the following:

•	shortages of equipment, materials or skilled labor;

•	unscheduled delays in the delivery of ordered materials and equipment or shipyard construction;

•	failure of equipment to meet quality and/or performance standards;

•	financial or operating difficulties of equipment vendors or the shipyard;

•	unanticipated actual or purported change orders;

•	inability to obtain required permits or approvals;

•	unanticipated cost increases between order and delivery, which can be up to two years;

•	adverse weather conditions and other events of force majeure;

•	design or engineering changes; and

•	work stoppages and other labor disputes.

Significant cost overruns or delays could adversely affect our financial position, results of operations and cash flows. Additionally, failure to complete a project on time may result in the delay of revenue from that rig, which also could adversely affect our financial position, results of operations and cash flows. The construction of our fourth Tarzan Class jack-up rig, the J. P. Bussell, was originally subcontracted to an outside Gulf of Mexico shipyard and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million. As a result of various problems encountered on the project, the expected completion of the rig is now at least one year behind schedule and its expected final cost is at least 20% over the original estimate.

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

During 2006, we initiated a significant drilling operation in Saudi Arabia, returned to Trinidad and established manufacturing service and supply shops in Dubai and Singapore. Our Middle East operation more than doubled in size during 2007 and we will commence operations offshore West Africa in 2008. Foreign operations are often subject to political, economic and other uncertainties not typically encountered in domestic operations, such as arbitrary taxation policies, onerous customs restrictions, unstable currencies, security threats including terrorism and the risk of asset expropriation due to foreign sovereignty over operating areas. Any one of these factors could have a material adverse effect on our financial position, results of operations and cash flows. Foreign drilling contracts may expose us to greater risks than we normally assume, such as the risk that the contract may be terminated by our customer without cause on short notice, contractually or by governmental action. While we believe that the terms of our contracts mitigate this risk, we can provide no assurance that such terms will be enforced, or that this increased exposure will not have a negative impact on our future operations.

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

DRILLING RIGS

Following are summaries of the principal drilling equipment owned or operated by Rowan and its contract status at February 21, 2008. See “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” starting on page 38 of this Form 10-K.

OFFSHORE RIGS

		Depth (Feet)(b)		Year in	Contract Status
Name	Class(a)	Water	Drilling	Service	Location	Customer	Type(h)	Duration(i)

Cantilever Jack-up Rigs:
Super 116E #4(j)	S116E	350	35,000	2011		Available
Super 116E #3(j)	S116E	350	35,000	2011		Available
240C #4(j)	240C	400	35,000	2011		Available
Super 116E #2(j)	S116E	350	35,000	2010		Available
Super 116E #1(j)	S116E	350	35,000	2010		Available
240C #3(j)	240C	400	35,000	2010		Available
Ralph Coffman(j)	240C	400	35,000	2009		Available
Rowan-Mississippi(j)	240C	400	35,000	2008		Available
J. P. Bussell(j)	225C	300	35,000	2008		Available
Hank Boswell(c)(d)	225C	300	35,000	2006	Saudi Arabia	Saudi Aramco	term	March 2011
Bob Keller(c)(d)(k)	225C	300	35,000	2005	Saudi Arabia	Saudi Aramco	term	May 2011
Scooter Yeargain(c)(d)	225C	300	35,000	2004	Saudi Arabia	Saudi Aramco	term	March 2011
Bob Palmer(c)(d)	224C	550	35,000	2003	Gulf of Mexico	BP	term	April 2009
Rowan Gorilla VII(c)(e)	219C	400	35,000	2002	North Sea	In shipyard		March 2008
					West Africa	Cabinda	term	April 2010
Rowan Gorilla VI(c)(e)	219C	400	35,000	2000	North Sea	British Gas	term	October 2009
						CNR	well-to-well	March 2010
Rowan Gorilla V(c)(e)	219C	400	35,000	1998	North Sea	Total	term	August 2010
Rowan Gorilla IV(c)(d)	200C	450	35,000	1986	Gulf of Mexico	McMoRan	well-to-well	June 2008
Rowan Gorilla III(c)(d)	200C	450	30,000	1984	Trinidad	Petro-Canada	term	May 2008
						Available		May 2009
					Eastern Canada	EnCana	term	December 2009
Rowan Gorilla II(c)(d)	200C	450	30,000	1984	Gulf of Mexico	Devon	well-to-well	April 2008
Rowan-California(c)	116C	300	30,000	1983	Saudi Arabia	Saudi Aramco	term	April 2009
Cecil Provine(c)(g)	116C	300	30,000	1982	Gulf of Mexico	Apache	well-to-well	April 2008
Gilbert Rowe(c)(d)	116C	300	30,000	1981	Qatar	Maersk	term	January 2009
Arch Rowan(c)(d)	116C	300	30,000	1981	Saudi Arabia	Saudi Aramco	term	April 2009
Charles Rowan(c)(d)	116C	300	30,000	1981	Saudi Arabia	Saudi Aramco	term	April 2009
Rowan-Paris(c)(d)	116C	300	30,000	1980	Qatar	Maersk	term	January 2009
Rowan-Middletown(c)(d)	116C	300	30,000	1980	Saudi Arabia	Saudi Aramco	term	April 2009
Conventional Jack-up Rigs:
Rowan-Juneau(c)(f)	116	300	30,000	1977	Gulf of Mexico	Helix ERT	well-to-well	April 2008
						Apache	well-to-well	September 2008
Rowan-Alaska(c)(f)	84	350	30,000	1975	Gulf of Mexico	Stone Energy	well-to-well	April 2008
Rowan-Louisiana(c)(f)	84	350	30,000	1975	Gulf of Mexico	Helix ERT	well-to-well	April 2008
Rowan-Anchorage(c)	52	250	20,000	1972	Gulf of Mexico	ADTI	well-to-well	February 2008

(a)	Indicated class is a number assigned by LeTourneau, Inc. to jack-ups of its design and construction. Class 200C is a Gorilla class unit designed for extreme hostile environment capability. Class 219C is a Super Gorilla class unit, an enhanced version of the Gorilla class. Class 224C is a Super Gorilla XL class unit, an enhanced version of the Super Gorilla class which has been tailored for the Gulf of Mexico. Class 225C is a Tarzan Class unit. Class 240C is a new design that the Company expects will, over time, replace the 116C. Class S116E is a Super 116E class unit, an enhanced version of the 116C.

(b)	Indicates rated water depth in current location and rated drilling depth

(c)	Unit equipped with a top-drive drilling system

(d)	Unit equipped with three mud pumps

(e)	Unit equipped with four mud pumps

(f)	Unit equipped with a skid base unit — refer to page 4 of this Form 10-K for a discussion of “skid base” technology

(g)	Unit sold and leased back under agreement expiring in June 2009

(h)	Refer to “Contracts” on page 6 of this Form 10-K for a discussion of types of drilling contracts.

(i)	Indicates estimated completion date of work to be performed

(j)	Indicates units currently under construction or planned with anticipated year of completion

(k)	The Bob Keller is currently under tow to the Middle East and should resume drilling operations during the second quarter of 2008.

ONSHORE RIGS(a)

		Maximum
		Drilling	Maximum		Contract Status
Name	Type	Depth (Feet)	Horsepower	Location	Customer	Type(b)	Duration(c)

Rig 9	Diesel electric	20,000	2,000	Louisiana	Available
Rig 12	SCR diesel electric	18,000	1,500	Oklahoma	Available
Rig 14	AC electric	35,000	3,000	Texas	Newfield	well-to-well	March 2008
Rig 15	AC electric	35,000	3,000	Texas	Winn	well-to-well	April 2008
Rig 18	SCR diesel electric	25,000	2,000	Texas	Anadarko	term	November 2009
Rig 26	SCR diesel electric	25,000	2,000	Texas	Sandridge	well-to-well	March 2008
Rig 29	Mechanical	18,000	1,500	Oklahoma	Available
Rig 30	AC electric	20,000	2,000	Texas	BBX	well-to-well	May 2008
Rig 31	SCR diesel electric	35,000	3,000	Texas	Subsurface	well-to-well	March 2008
				Louisiana	Energy XXI	well-to-well	June 2008
Rig 33	SCR diesel electric	18,000	1,500	Texas	Devon	term	June 2009
Rig 34	SCR diesel electric	25,000	2,000	Texas	Marathon	well-to-well	April 2008
Rig 35	SCR diesel electric	18,000	1,500	Texas	EnCana	term	February 2011
Rig 41	SCR diesel electric	25,000	2,000	Texas	Petro-Hunt	well-to-well	March 2008
Rig 51	SCR diesel electric	25,000	2,000	Texas	Noble	well-to-well	April 2008
					Newfield	multiple well	September 2008
Rig 52	SCR diesel electric	25,000	2,000	Texas	Newfield	term	April 2008
Rig 53	SCR diesel electric	25,000	2,000	Oklahoma	Marathon	well-to-well	May 2008
Rig 54	SCR diesel electric	25,000	2,000	Texas	Newfield	term	July 2008
Rig 59	AC electric	25,000	2,000	Texas	Linn	term	June 2008
Rig 60	AC electric	25,000	2,000	Texas	Anadarko	term	March 2008
Rig 61	AC electric	25,000	2,000	Texas	Chesapeake	term	April 2009
Rig 62	AC electric	25,000	2,000	Texas	Newfield	term	February 2009
Rig 63	AC electric	25,000	2,000	Texas	Anadarko	term	April 2009
Rig 64	AC electric	25,000	2,000	Texas	ExxonMobil	term	November 2008
Rig 65	AC electric	25,000	2,000	Texas	Pioneer	term	November 2009
Rig 66	AC electric	25,000	2,000	Texas	PetroQuest	term	December 2009
Rig 67	AC electric	25,000	2,000	Texas	ConocoPhillips	term	January 2010
Rig 68	AC electric	25,000	2,000	Alaska	Pioneer	term	March 2010
Rig 76	AC electric	25,000	2,000	Louisiana	Petro Hunt	well-to-well	March 2008
Rig 77	AC electric	25,000	2,000	Texas	EnCana	term	December 2009
Rig 84	AC electric	25,000	2,000	Texas	Available
Rig 85	AC electric	25,000	2,000	Texas	Available

(a)	Most of the rigs were constructed at various dates between 1960 and 1982, utilizing new as well as used equipment, and have since been substantially rebuilt. Rigs 51-54 were constructed during 2001-02. Rigs 59-66 were completed during 2006 and rigs 67-77 were completed during 2007. Rigs 84 and 85 should be completed during the first half of 2008. All but Rigs 29 and 35 are equipped with a top drive drilling system.

(b)	Refer to “Contracts” on page 6 of this Form 10-K for a discussion of types of drilling contracts.

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

Drilling Products and Systems are machined, fabricated, assembled, and tested at a facility in Houston, Texas, having approximately 450,000 square feet of covered work area and 45,000 square feet of office space. This capacity is supported by the Longview, Texas, facility.

Our jack-up rig construction facility is located in Vicksburg, Mississippi, on 1,850 acres of land and has approximately 560,000 square feet of covered work area. Our rig service and repair operation is carried out primarily at the Company’s Sabine Pass, Texas, facility.

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

During the third quarter of 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita. The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig. However, the owner of the rig claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value. Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment. On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas. The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig. The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make Rowan liable for the approximately $40 million difference between the owner’s claim and the insurance coverage, plus interest and costs. The Company continues to believe its interpretation of the charter agreement is correct and is vigorously pursuing an appeal to overturn the summary judgment ruling in the Texas Court of Appeals. The Company does not believe, therefore, that it is probable that it has incurred a loss, nor one that is estimable, and has made no accrual for such at December 31, 2007.

During 2004, Rowan learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U.S. Department of Justice (DOJ) had begun conducting a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated at locations in the Gulf of Mexico.

On October 9, 2007, the Company entered into a plea agreement (“Plea”) with the DOJ, under which the Company pled guilty to three felony charges relating to operations on the Rowan-Midland between 2002 and 2004: (i) causing the discharge of a pollutant, abrasive sandblast media, into U.S. navigable waters, thereby violating the

Clean Water Act, (ii) failing to immediately report the discharge of waste hydraulic oil from the Rowan-Midland into U.S. navigable waters, thereby violating the Clean Water Act, and (iii) discharging garbage from the Rowan-Midland in violation of the Act to Prevent Pollution from Ships. As part of the Plea, the Company paid a fine of $7 million and completed community service payments totaling $2 million to various organizations. In anticipation of such payments, the Company recognized a $9 million charge to its fourth quarter 2006 operations. Under the Plea, the Company would have been subject to unsupervised probation for a period of two years. The Plea was submitted for approval to the United States District Court for the Eastern District of Texas. On November 8, 2007, the Company entered into an amended plea agreement with the DOJ extending the unsupervised probationary period from two to three years, which was then approved by the court on November 9, 2007. During the period of unsupervised probation, the Company must ensure that it commits no further criminal violations of federal, state, or local laws or regulations and must also continue to implement its comprehensive Environmental Management System Plan. Subsequent to the conduct at issue, the Company sold the Rowan-Midland to a third party.

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

On January 3, 2008, a civil lawsuit styled State of Louisiana, ex. rel. Charles C. Foti, Jr., Attorney General vs. Rowan Companies, Inc. was filed in the Eastern District Court of Texas, Marshall Division, seeking damages, civil penalties and costs and expenses for alleged commission of maritime torts and violations of environmental and other laws and regulations involving the Rowan-Midland and other facilities in areas in or near Louisiana. The Company intends to vigorously defend its position in this case but cannot estimate any potential liability at this time.

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

In June 2007, the Company received a subpoena for documents from the U.S. District Court in the Eastern District of Louisiana relating to a grand jury hearing. The agency requesting the information is the U.S. Department of the Interior, Office of Inspector General Investigations. The documents requested include all records relating to use of the Company entertainment facilities and entertainment expenses for a former employee of the Minerals Management Service, U.S. Department of Interior and other records relating to items of value provided to any official or employee of the U.S. Government. The Company has fully cooperating with the subpoena and has received no further requests.

The construction of Rowan’s fourth Tarzan Class jack-up rig, the J. P. Bussell, was originally subcontracted to an outside Gulf of Mexico shipyard, Signal International LLC (Signal), and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million. As a result of various problems encountered on the project, the expected completion of the rig is now at least one year behind schedule and its expected final cost is at least 20% over the original estimate. Accordingly, Rowan has recently declared Signal in breach of contract and initiated court proceedings styled Rowan Companies, Inc. and LeTourneau Technologies, Inc. vs. Signal International LLC in the 269th Judicial District Court of Harris County, Texas to relocate the rig to the Company’s Sabine Pass, Texas facility for completion by its Drilling Products and Systems segment and to recover the cost to complete the rig over and above the agreed contract price, plus interest. It is anticipated that Signal will file a counterclaim against Rowan, alleging breach of contract and claiming damages for amounts owed and additional costs incurred totaling in excess of $20 million. The Company intends to vigorously defend its rights under the contract. The Company does not believe that it is probable that Rowan has incurred a loss, nor one that is estimable, and has made no accrual for such at December 31, 2007.

Rowan is involved in various legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. The Company believes that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Rowan common stockholders during the fourth quarter of the fiscal year ended December 31, 2007.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The names, positions, years of credited service and ages of the officers of the Company as of February 26, 2008 are listed below. Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

		Years of
		Credited
Name	Position	Service	Age

D. F. McNease	Chairman of the Board, President and Chief Executive Officer	33	56
John L. Buvens	Executive Vice President, Legal	27	52
Mark A. Keller	Executive Vice President, Business Development	15	55
David P. Russell	Executive Vice President, Drilling Operations	24	46
J. Kevin Bartol	Vice President, Strategic Planning	—	48
Barbara A. Carroll	Vice President, Environmental Affairs	—	53
Michael J. Dowdy	Vice President, Engineering	17	48
D. C. Eckermann(1)	Vice President, Manufacturing	21	60
William C. Provine	Vice President, Investor Relations	21	61
William H. Wells	Vice President, Finance and Chief Financial Officer	13	45
Terry D. Woodall	Vice President, Human Resources	2	59
George C. Jones	Compliance Officer	1	42
Gregory M. Hatfield	Controller	13	38
Melanie M. Trent	Corporate Secretary and Special Assistant to the CEO	2	43

(1)	Mr. Eckermann also serves as President and Chief Executive Officer of LeTourneau Technologies, Inc., a Rowan subsidiary.

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

Since January 2007, Mr. Russell’s principal occupation has been in the position set forth. From January 2005 to January 2007, Mr. Russell served the Company as Vice President, Drilling. Prior to that time, Mr. Russell served the Company as Vice President, Rowan Drilling Company, Inc., a Rowan subsidiary.

Since June 2007, Mr. Bartol’s principal occupation has been in the position set forth. From January 2007 to June 2007, Mr. Bartol served as a consultant to the company on strategic initiatives. Prior to that time, Mr. Bartol’s previous positions included: CFO of Jindal United Steel Corp., COO of Network International, co-founder of the Saint Arnold Brewing Company and Vice President at Simmons and Company International.

Since October 2007, Ms. Carroll’s principal occupation has been in the position set forth. Prior to that time, Ms. Carroll was VP of Environmental, Health and Safety for TEPPCO Partners, LLP.

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

Since July 2007, Mr. Jones’ principal occupation has been in the position set forth. From July 2006 to July 2007, Mr. Jones served the Company as Senior Corporate Counsel. Prior to that time, Mr. Jones practiced corporate law at Andrews Kurth LLP.

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

Rowan’s Common Stock is listed on the New York Stock Exchange. The price range below is as reported by the New York Stock Exchange on the Composite Tape. On January 31, 2008, there were approximately 1,500 holders of record.

	2007		2006
Quarter	High	Low	High	Low

First	$33.77	$29.48	$45.61	$36.16
Second	41.61	32.56	48.15	33.13
Third	46.16	34.10	36.77	29.75
Fourth	41.30	34.79	37.99	29.03

The graph below reflects the relative investment performance of Rowan Companies, Inc. common stock, the Dow Jones U.S. Oil Equipment and Services Index and the S&P 500 Index for the five-year period ending December 31, 2007, assuming reinvestment of dividends on the date of payment into the common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rowan Companies, Inc., The S&P 500 Index
And The Dow Jones US Oil Equipment & Services Index

	12/02	12/03	12/04	12/05	12/06	12/07
Rowan Companies, Inc.	100.00	102.07	114.10	159.48	150.56	180.89
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
Dow Jones US Oil Equipment & Services	100.00	114.70	155.29	235.66	267.40	387.58

On February 24, 2006, Rowan paid a special cash dividend of $.25 per common share to shareholders of record on February 8, 2006. On May 2, 2006, Rowan’s Board of Directors approved a regular quarterly cash dividend $.10 per share, which the Company has since paid on each of May 26, August 18 and November 29, 2006 and February 20, June 6, August 29, and November 30, 2007. Future dividends, if any, will only be paid at the discretion of the Board of Directors. At December 31, 2007, Rowan had approximately $253 million of retained earnings available for distribution to stockholders under the most restrictive provisions of its debt agreements.

During 2007, Rowan repurchased 25,139 shares of common stock from employees in connection with income tax and related withholding obligations due to vesting of restricted stock grants.

For information concerning Common Stock of the Company to be issued in connection with the Company’s equity compensation plans, see PART III, ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS on page 82 of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following information summarizes Rowan’s results of operations and financial position for each of the last five years.

	2007	2006	2005	2004	2003
	(In thousands except per share amounts and ratios)

Operations
Revenues:
Drilling services	$1,382,571	$1,067,448	$775,356	$472,103	$392,211
Manufacturing sales and services	712,450	443,286	293,426	207,573	137,043

Total	2,095,021	1,510,734	1,068,782	679,676	529,254

Costs and expenses:
Drilling services	591,412	504,873	388,259	319,226	295,960
Manufacturing sales and services	596,541	372,219	253,688	177,041	113,802
Depreciation and amortization	118,796	89,971	81,204	78,489	70,002
Selling, general and administrative	94,905	78,243	71,428	48,182	42,329
Gain on sales of property and equipment	(40,506)	(29,266)	(52,449)	(1,747)	(2,002)
Charge for estimated environmental fine	—	9,000	—	—	—
Gain on hurricane-related events	—	—	(13,948)	—	—

Total	1,361,148	1,025,040	728,182	621,191	520,091

Income (loss) from operations	733,873	485,694	340,600	58,485	9,163
Other income (expense) — net	5,213	7,660	4,870	(13,892)	(14,284)
Provision (credit) for income taxes	255,286	176,377	127,633	17,108	(1,788)

Income (loss) from continuing operations	483,800	316,977	217,837	27,485	(3,333)
Income (loss) from discontinued operations including gain (loss) on sale, net of taxes(1)	—	1,269	11,963	(28,758)	(4,441)

Net income (loss)	$483,800	$318,246	$229,800	$(1,273)	$(7,774)

Per share of common stock:
Net income (loss):
Basic:
Income (loss) from continuing operations	$4.36	$2.87	$2.00	$.26	$(.04)

Income (loss) from discontinued operations	$.00	$.01	$.11	$(.27)	$(.04)

Net income (loss)	$4.36	$2.89	$2.11	$(.01)	$(.08)

Diluted:
Income (loss) from continuing operations	$4.31	$2.84	$1.97	$.26	$(.04)

Income (loss) from discontinued operations	$.00	$.01	$.11	$(.27)	$(.04)

Net income (loss)	$4.31	$2.85	$2.08	$(.01)	$(.08)

Financial Position
Cash and cash equivalents	$284,458	$258,041	$675,903	$465,977	$58,227
Property, plant and equipment — net	2,487,811	2,133,226	1,720,734	1,669,494	1,620,988
Total assets	3,875,305	3,435,398	2,975,183	2,492,286	2,190,809
Long-term debt	420,482	485,404	550,326	574,350	569,067
Stockholders’ equity	2,348,438	1,874,046	1,619,739	1,408,884	1,136,830
Statistical Information
Current ratio	2.63	2.13	3.55	3.44	2.95
Long-term debt/total capitalization	.15	.21	.25	.29	.33
Book value per share of common stock	$21.10	$16.97	$14.75	$13.12	$12.08
Price range of common stock	$29.48-46.16	$29.03-48.15	$24.53-39.50	$20.95 - 27.26	$17.70 - 26.72
Cash dividends	$.40	$.55	$.50	$—	$—

(1)	Amounts reflect the aggregate after-tax results of Rowan’s aviation and boat operations which were sold in 2004 and 2005, including the resulting gain (loss) of $(16.0) million and $13.1 million, respectively. See Note 12 of the Notes to Consolidated Financial Statements beginning on page 75 of this Form 10-K for further information regarding the Company’s discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table highlights Rowan’s operating results for the years indicated (in millions):

	2007	2006	2005

Revenues:
Drilling	$1,382.6	$1,067.4	$775.4
Manufacturing:
Drilling products and systems	498.6	241.0	105.1
Mining, forestry and steel products	213.8	202.3	188.3

Total manufacturing	712.4	443.3	293.4

Total revenues	$2,095.0	$1,510.7	$1,068.8

Operating income:
Drilling	$661.8	$447.7	$332.9
Manufacturing:
Drilling products and systems	43.0	23.5	(7.8)
Mining, forestry and steel products	29.1	14.5	15.5

Total manufacturing	72.1	38.0	7.7

Total operating income	$733.9	$485.7	$340.6

Income from continuing operations	$483.8	$317.0	$217.8

Income from discontinued operations	$—	$1.2	$12.0

Net income	$483.8	$318.2	$229.8

As indicated in the preceding table, Rowan’s results of operations are heavily dependent upon the performance of our drilling division, which comprises about 94% of our fixed assets and, over the past three years, has generated 69% of our aggregate revenues and 92% of our aggregate operating income. Our manufacturing operations, featuring our Drilling Products and Systems segment, have led the strategic expansion and upgrade of our drilling fleet over the past decade and, in recent years, has expanded product lines and improved contributions to our operating results, as is demonstrated above with revenue increases exceeding 50% in each of the past two years and meaningful increases in profitability. The performance of each of our continuing operations over the 2005-2007 period is discussed more fully below.

The amounts shown in the table above for Income from discontinued operations reflect the aggregate after-tax results of our aviation and boat operations for each of the past three years, including a $13.1 million after-tax gain recognized on the sale of our boat purchase options in 2005. See Note 12 of the Notes to Consolidated Financial Statements beginning on page 75 of this Form 10-K for further information regarding the Company’s discontinued operations.

Drilling Operations

Rowan’s drilling operating results are a function of rig activity and day rates in our principal operating areas, which are offshore in the Middle East, Gulf of Mexico, the North Sea, eastern Canada and, beginning in 2008, West Africa, and onshore in several Gulf Coast states and Alaska. In 2006 and 2007, we significantly expanded our presence in the Middle East and will have nine jack-up rigs or 43% of our offshore fleet in that market by the second quarter of 2008. We are selective in pursuing work in other overseas markets where our premium and harsh environment jack-up rigs are well-suited, and seek opportunities to maximize long-term returns.

Rig activity and day rates are primarily determined by energy company exploration and development expenditures, which are heavily influenced by oil and natural gas prices, and the availability of competitive equipment. Day rates generally follow the trend in rig activity and, due to intense competition pervasive in the contract drilling industry, both measures have historically declined much faster than they have risen.

In recent years, global demand for oil and natural gas has increased in order to fuel growing economies, especially in developing nations like China and India. At the same time, many key producers have increasingly struggled with depleting reserves, requiring more drilling simply to maintain current production levels. These market forces have caused a dramatic increase in oil and natural gas prices. Marginal drilling projects that were deemed uneconomical a few years ago with oil at $25 per barrel or gas at $3 per mcf, are considered worth the additional risk at prices well above $50 and $5, respectively. At the same time, the global jack-up fleet has continued to age, with the average rig now more than 20 years old. These trends caused a surge in worldwide drilling activity beginning in 2005, with all available rigs benefitting. More recently, however, we have begun to see a bifurcation of the jack-up market emerging, with newer and more capable rigs being marketed throughout the world, maintaining more consistent utilization and commanding higher day rates, while opportunities for older and less capable “commodity” rigs have become more limited.

Our rig fleets consist currently of 21 offshore jack-up rigs and 29 land rigs. Our offshore fleet features three Gorilla class jack-ups built during the early 1980s, four Super Gorilla class jack-ups constructed during the 1998-2003 period, and three Tarzan Class jack-ups delivered in the 2004-2006 period. Nine additional jack-ups are under construction or on order with deliveries expected over the 2008-2011 period. Our land fleet includes 12 newly-constructed rigs, four rigs built during 2001-2002 and 11 rigs that have been refurbished in recent years. Two additional land rigs are expected to be completed during 2008.

For much of our history, our offshore drilling operations have been focused in the Gulf of Mexico, where eight of our offshore rigs are currently deployed. This market is extremely fragmented among many oil and gas companies, many of whom are independent operators whose drilling activities are often highly dependent upon near-term operating cash flows. A typical drilling assignment may call for 30-60 days of exploration or development work, performed under a single-well contract with negotiable renewal options. Long-term contracts have been rare, and generally are available only from the major integrated oil companies and a few of the larger independent operators. Thus, drilling activity and day rates in this market have tended to fluctuate rather quickly, and generally follow trends in natural gas prices. Under these market conditions, Rowan generally avoided long-term commitments in the past unless they provided opportunities for rate adjustments in the future.

As discussed more fully below, high natural gas prices and the continued migration of rigs to foreign markets in recent years, coupled with the significant loss of equipment during the 2005 hurricanes, created a jack-up supply deficit in the Gulf of Mexico in 2006. As a result, rig day rates, which increased dramatically in late 2005, continued to set new records during 2006 and early 2007, and the occasional term drilling contract, ranging from six months to two years, became available for certain high specification rigs. These opportunities have been more prevalent in other markets, however, and Gulf of Mexico market conditions have since weakened, especially for less capable rigs. In anticipation of these factors, we had begun to focus our marketing efforts in the Middle East, the North Sea and other foreign areas beginning in 2005, and currently have two-thirds of our jack-up rigs committed to markets outside the Gulf of Mexico.

The Middle East market has been a primary focus for our drilling operations since late 2005, when we obtained a three-year contract from Saudi Aramco for four of our jack-up rigs offshore Saudi Arabia. The 116C class jack-ups Rowan-Middletown, Charles Rowan, Arch Rowan and Rowan-California departed the Gulf of Mexico in January 2006 and commenced operations in the Persian Gulf in April. In 2007, we added four rigs to this market: a two-year contract for Maersk offshore Qatar with 116C class jack-ups Rowan-Paris and Gilbert Rowe which began in late January and a four-year contract for Saudi Aramco with Tarzan Class jack-ups Scooter Yeargain and Hank Boswell which began in late March. The Tarzan Class jack-up Bob Keller recently departed the Gulf of Mexico for a three-year assignment for Saudi Aramco which should begin in the second quarter of 2008.

The North Sea is a mature, harsh environment offshore drilling market that has long been dominated by major oil and gas companies operating within a relatively tight regulatory environment. Project lead times are often lengthy and drilling assignments, which typically require ultra premium equipment capable of handling extreme weather conditions and high down-hole pressures and temperatures, can range from several months to several years. Thus, drilling activity and day rates in the North Sea move slowly in response to market conditions, and generally follow trends in oil prices.

Our North Sea operations currently include our Super Gorilla class jack-ups Gorilla V, Gorilla VI and Gorilla VII. The Gorilla V commitment should extend into the third quarter of 2010 while Gorilla VI is currently committed through the first quarter of 2010. The Gorilla VII recently obtained a two-year commitment offshore Angola that should begin in the second quarter of 2008.

We have operated offshore eastern Canada at varying levels since the early 1980s, and our presence there peaked at three fully utilized rigs in mid-2000. More recently, demand for harsh environment jack-ups in the area has been sporadic. The departure of the Gorilla VI in late 2006 left us with no ongoing drilling operations there, though one of our Gorilla class rigs will return to eastern Canada for a minimum six-month assignment beginning in mid to late 2009.

Rowan has never cold-stacked its drilling rigs during slack periods as we believe the long-term costs of retraining personnel and restarting equipment negates any short-term savings. Thus, our drilling expenses have not typically fluctuated with rig activity, though they have increased as our rig fleets have been expanded and relocated. Rig fleet additions over the past three years have included the Tarzan Class jack-ups Hank Boswell (September 2006) and Bob Keller (August 2005), twelve new land rigs delivered in 2006 (8 rigs) and 2007 (4 rigs) and two existing land rigs that were refurbished during 2005.

2007 Compared to 2006

The following table highlights the performance of our drilling division during 2007 compared to 2006 (dollars in millions):

	2007		2006
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$1,382.6	100	$1,067.4	100
Operating costs	(591.4)	(43)	(504.9)	(47)
Depreciation expense	(101.8)	(7)	(77.5)	(7)
Selling, general and administrative expenses	(68.3)	(5)	(56.5)	(5)
Gains on property disposals and other	40.7	3	19.2	2

Operating income	$661.8	48	$447.7	43

Drilling revenues increased by $315.2 million or 30% in 2007, due primarily to the effects of increased average day rates and drilling activity, as follows (in millions):

Increases in average day rates	$140.8
New or reactivated rigs	124.3
Net increase in activity for relocated rigs	77.8
Decrease in rebillable expenses	(18.8)
Other, primarily reduced activity for existing rigs	(8.9)

Total increase	$315.2

Our overall offshore fleet utilization was 94% in 2007, up from 86% in 2006, when several rigs were being prepared for long-term assignments overseas. We compute rig utilization as revenue-producing days divided by total available rig-days. Our average offshore day rate was $156,200 in 2007, an increase of approximately 11% over 2006. Average day rates are determined as recorded revenues, excluding rebilled expenses, divided by revenue-producing days. Total revenue-producing days offshore increased by 1,154 or 19% between years, with over one-half of that increase associated with the relocated rigs.

Oil prices continued their upward ascent to record levels in 2007, increasing consistently throughout the year from the upper $50s per barrel in January to the mid $90s in December. Thus, many foreign markets like the Middle East continued to pursue high-specification jack-ups with long-term contracts at historic rates. During early 2007, four of our rigs commenced operations in the Middle East under multi-year contracts following their relocation from the Gulf of Mexico. Our eight jack-ups working offshore Saudi Arabia and Qatar collectively generated approximately $400 million of drilling revenues in 2007, averaging almost $149,000 per day.

Demand for harsh environment equipment in the North Sea remained strong during the year enabling us to keep our rigs fully utilized and increase our contracted backlog in that market. Gorilla V was 99% utilized there in 2007 and generated almost $173,000 per day in drilling revenues during the year. Gorilla VII was 95% utilized in the North Sea market in 2007 and averaged more than $257,000 per day there in drilling revenues during the year. After relocating from Canada in early 2007, Gorilla VI was 100% utilized in the North Sea and averaged more than $302,000 per day there in drilling revenues during the remainder of the year. Our collective North Sea drilling operations generated approximately $246 million of drilling revenues in 2007, averaging more than $241,000 per day.

Gorilla III was 100% utilized offshore Trinidad in 2007 and generated more than $76 million of drilling revenues, or almost $209,000 per day.

The following table summarizes average natural gas prices and our Gulf of Mexico fleet utilization and average day rates during the year:

	Natural	Average	Average
	Gas (MCF)*	Utilization	Day Rate

First quarter 2007	$7.17	98%	$127,700
Second quarter 2007	7.66	92%	123,800
Third quarter 2007	6.24	98%	132,100
Fourth quarter 2007	7.39	94%	133,300
Full year 2007	7.12	96%	129,300
Full year 2006	6.98	91%	138,800

*	Source: New York Mercantile Exchange (NYMEX)

Natural gas prices remained at historically high levels throughout 2007, though fluctuating weather conditions and high storage levels contributed to price weakness during the third quarter and reduced drilling demand in the Gulf of Mexico and throughout the United States. Thus, the migration of many competitive jack-ups from the Gulf of Mexico continued throughout 2007. Most of the available rigs that remained in the area encountered tougher competition for fewer drilling assignments and, as a result, declining day rates. Our six-month to two-year term commitments for four of our nine Gulf of Mexico rigs — Bob Palmer, Gorilla II, Gorilla IV and Bob Keller — helped to insulate Rowan from the impact of weakening demand. As shown in the preceding table, our average Gulf of Mexico day rate decreased by $9,500 or 7% during 2007.

The four rigs mentioned above were collectively 95% utilized in 2007 and averaged more than $180,000 per day in drilling revenues during the year, with only the Bob Palmer experiencing downtime as a result of contractually-required modifications. The Rowan-Louisiana, which was severely damaged in 2005 during Hurricane Katrina, returned to service in the Gulf of Mexico in December 2006, and was 100% utilized in 2007. Our total revenue-producing days in the Gulf of Mexico decreased by 777 or 20% in 2007 due to the rig relocations that occurred over the past two years.

Our 29 deep-well land rigs in Texas, Louisiana, Oklahoma and Alaska generally withstood the weakening domestic market conditions during 2007, and attained 95% utilization and an average day rate of $22,800 during the year, compared to 97% and $22,600 in 2006. The fleet included twelve new 2000 horsepower rigs that were constructed during the past two years which contributed to a 2,497 or 36% increase in revenue-producing days in 2007. Two additional new land rigs are currently under construction and expected to be delivered during the first half of 2008.

Drilling operating costs increased by $86.5 million or 17% in 2007 compared to 2006, due primarily to effects of the following (in millions):

New or reactivated rigs — Hank Boswell (September 2006), Rowan-Louisiana (December 2006) and twelve land rigs	$57.9
Rebillable expenses for existing rigs — primarily rig relocation costs — decreased by 54%	(25.9)
Compensation costs for existing rigs and related benefits	18.6
Towing costs — primarily international rig moves — increased by 255%	13.4
Repairs and maintenance for existing rigs increased by 14%	11.1
All other	11.4

Total increase	$86.5

Depreciation expense incurred by our drilling operations increased by $24.3 million or 31% in 2007, due primarily to the addition of the rigs noted above. Selling, general and administrative costs increased by $11.8 million or 21% in 2007, due primarily to incremental incentive compensation costs associated with our improved financial results.

Our drilling operations realized $40.7 million of gains on asset disposals during 2007, including a $14.1 million gain in connection with the sale of our Alaska-based drilling camps and a $23.4 million gain related to the installment sale of the Rowan-Midland and related equipment. The net gain for 2006 was $28.2 million, most of which related to the installment sale of the Rowan-Midland and related equipment. Our 2006 operating results also included a $9.0 million charge in the fourth quarter for fines and community service payments made in 2007 in settlement of criminal charges stemming from a Department of Justice criminal investigation of environmental matters involving several of our offshore drilling rigs. This matter is discussed more fully under LIQUIDITY AND CAPITAL RESOURCES: Contingent Liabilities beginning on page 42.

2006 Compared to 2005

The following table highlights the performance of our drilling division during 2006 compared to 2005 (dollars in millions):

	2006		2005
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$1,067.4	100	$775.4	100
Operating costs	(504.9)	(47)	(388.3)	(50)
Depreciation expense	(77.5)	(7)	(69.4)	(9)
Selling, general and administrative expenses	(56.5)	(5)	(51.6)	(7)
Gains on property disposals and other	19.2	2	66.8	9

Operating income	$447.7	43	$332.9	43

Drilling revenues increased by $292.0 million or 38% in 2006, due primarily to the effects of increased average day rates between periods, which more than offset the net impact of changes in our rigs fleets and reduced drilling activity for relocating rigs, as follows (in millions):

Increases in average day rates	$357.3
Rigs lost/damaged in 2005 hurricanes	(75.4)
Rigs sold	(28.8)
New rigs	28.0
Increase in rebillable expenses	23.9
Other, primarily reduced activity for relocating rigs	(13.0)

Total increase	$292.0

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

	Natural	Average	Average
	Gas (MCF)*	Utilization	Day Rate

First quarter 2006	$7.84	96%	$123,500
Second quarter 2006	6.65	96%	143,500
Third quarter 2006	6.18	88%	150,600
Fourth quarter 2006	7.24	83%	140,300
Full year 2006	6.98	91%	138,800
Full year 2005	9.02	97%	71,100

*	Source: New York Mercantile Exchange (NYMEX)

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

Our third Tarzan Class jack-up, the Hank Boswell, was delivered and commenced operations in the Gulf of Mexico in September 2006. The Rowan-Louisiana, which was severely damaged in 2005 during Hurricane Katrina, was returned to service in December 2006. Eight rigs either began or ended the year mobilizing from the Gulf of Mexico: four rigs commenced operations in Saudi Arabia in April 2006, two rigs began drilling in Qatar in January 2007 and two additional rigs, including the Hank Boswell, were in the shipyard preparing to relocate to Saudi Arabia at year end. In addition, the Gorilla III left the Gulf of Mexico in August and began work in Trinidad in September. As a result, our total revenue-producing days in the Gulf of Mexico decreased by 3,479 or 47% during 2006.

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

Drilling operating costs increased by $115.9 million or 30% in 2006 compared to 2005, due to effects of the following (in millions):

Insurance increased by 355%	$37.0
Rebillable expenses — primarily rig relocation charges — increased by 90%	23.9
Repairs and maintenance for existing rigs increased by 28%	17.0
New rigs — primarily Bob Keller (September 2005), Hank Boswell (September 2006) and eight land rigs	14.5
Labor costs increased by 8%	11.2
All other	13.0

Total increase	$116.6

Depreciation expense incurred by our drilling operations increased by $8.1 million or 12% in 2006, due primarily to the addition of the rigs noted above. Selling, general and administrative costs increased by $4.9 million or 9% in 2006, due primarily to additional incentive compensation costs following the adoption of Statement of Financial Accounting Standards No. 123R.

Drilling operating income in 2006 included $28.2 million of gains on asset disposals during the year, $24.5 million of which related to the installment sale of the Rowan-Midland and related equipment, compared to $66.8 million in 2005, which resulted from both asset disposals and the net excess insurance recoveries related to our losses during Hurricanes Katrina and Rita. Our 2006 operating results also included a $9 million charge for fines and community service payments made in 2007 in settlement of criminal charges stemming from a Department of Justice criminal investigation of environmental matters involving several of our offshore drilling rigs. This matter is discussed more fully under LIQUIDITY AND CAPITAL RESOURCES: Contingent Liabilities beginning on page 42.

Outlook

Worldwide rig demand is inherently volatile and has historically varied from one market to the next, as has the supply of competitive equipment. Exploration and development expenditures are affected by many local factors, such as political and regulatory policies, seasonal weather patterns, lease expirations, new oil and gas discoveries and reservoir depletion. In the end, however, the level and expected direction of oil and natural gas prices are what most impact drilling activity, and oil and gas prices are ultimately a function of the supply of and demand for those commodities. With consistently high prices in recent years, most energy companies have realized substantial cash flows while also struggling to sustain production and replace reserves. We believe, therefore, that investments will continue to be made in additional drilling projects throughout the world.

Currently, the worldwide jack-up market appears to be as strong as it’s ever been, with over 90% of the competitive fleet under contract. In addition, the expected demand for jack-ups exceeds the current supply of rigs in the Middle East, Southeast Asia, West Africa and the Mediterranean. We believe that these markets will absorb many of the more than 80 newbuild jack-up rigs scheduled for delivery during 2008-2011, though the migration of high specification drilling equipment from mature jack-up markets like the Gulf of Mexico and the North Sea may also continue in the near term. Our long-term contracts obtained over the past two years in the Middle East, North Sea and West Africa have brought significantly more global diversification and revenue visibility to our drilling operations and we will continue to pursue overseas assignments that we believe will maximize the contribution of our offshore rigs and enhance our operating results.

The 2005 hurricanes caused tremendous damage to drilling and production equipment and facilities throughout the Gulf Coast, and we suffered a significant loss of prospective revenues from the total destruction of four rigs. During 2006, there was a noticeable decline in demand for drilling equipment that coincided with the onset of hurricane season in June and grew more pronounced as growing natural gas inventories caused prices to weaken during the third and early fourth quarters. This ultimately forced jack-up contractors, including Rowan, to accept reduced rates in certain cases in order to keep less capable rigs fully utilized. These conditions — reduced drilling opportunities during hurricane season and natural gas price volatility — were repeated in 2007, and utilization and day rates for available rigs weakened further over the last half of the year. Currently, Gulf of Mexico rig demand remains well below peak 2006 levels, but appears to be recovering. We are especially encouraged by early 2008 developments in the ultra deep gas market; specifically, our contract to re-enter the Blackbeard Prospect with the Gorilla IV and the commencement of drilling on the Eldorado Prospect by the Bob Palmer.

This increased global demand for drilling equipment in recent years has led to greater requirements for parts, supplies and people, which have in turn increased the cost of each. In addition, drilling equipment running near capacity for extended periods ultimately requires more extensive maintenance and repairs. We expect these inflationary pressures to continue in 2008 which, unless we are able to recover the increased costs through higher day rates, will impair our future operating results. In addition, the cost of insurance in the Gulf of Mexico is significantly higher than it was in 2005. Though we were recently able to obtain rate reductions for our offshore operations and fleet, the cost of our coverage is still much higher than the pre-storm level even after we assumed more of the risk of certain losses. Our relocation of rigs from the Gulf of Mexico has helped to offset the increase in insurance rates.

Thus, our drilling operations are currently benefiting from predominantly favorable market conditions worldwide and are profitable. There is no assurance, however, that such conditions will be sustained beyond the near-term or that our drilling operations will remain profitable. The market may not be able to fully absorb the more than 80 jack-ups currently under construction or on order, and our drilling operations will be adversely affected if market conditions otherwise deteriorate. Additionally, as previously reported, we have recently committed to build six additional jack-up rigs over the next three years, giving us nine total rigs either under construction or on order at present. We currently anticipate funding construction of all these rigs through operating cash flows, but will consider attractive financing alternatives. If market conditions deteriorate, our cash flows may be insufficient, and we could be forced to accept unfavorable financing terms in order to complete construction.

Manufacturing Operations

We have manufacturing facilities in Longview and Houston, Texas and Vicksburg, Mississippi that collectively produce mining, timber and transportation equipment, alloy steel and steel plate, and drilling rigs and various rig components under two operating segments: Drilling Products and Systems and Mining, Forestry and Steel Products. In prior years, Rowan reported one manufacturing segment and that information has been adjusted to conform to the current year presentation.

The Drilling Products and Systems segment provides equipment, parts and services for the drilling industry. Featured products include complete jack-up rigs, rig kits and component packages, primary drilling equipment such as mud pumps, drawworks, top drives, rotary tables, electrical components such as variable-speed motors and drives. The segment built the first offshore jack-up drilling rig in 1955 and has designed or built more than 200 rigs since, including all 21 in our fleet. During 2007, Drilling Products and Systems completed construction of a jack-up rig for Perforadora Central, a Mexican drilling contractor, provided the jack-up kit and much of the drilling equipment for our fourth Tarzan Class rig, the J. P. Bussell, made significant construction progress on the first of our latest jack-up design, the 240C class, and began construction of the second 240C rig.

The Mining, Forestry and Steel Products segment produces large-wheeled mining and timber equipment and related parts and carbon and alloy steel and steel plate.

2007 Compared to 2006

The following table highlights the performance of our Drilling Products and Systems segment during 2007 compared to 2006 (dollars in millions):

	2007		2006
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$498.6	100	$241.0	100
Operating costs	(426.6)	(86)	(201.1)	(83)
Depreciation expense	(11.7)	(2)	(8.1)	(3)
Selling, general and administrative expenses	(17.2)	(3)	(8.5)	(4)
Gains on property disposals and other	(0.1)	—	0.2	—

Operating income	$43.0	9	$23.5	10

Our Drilling Products and Systems segment achieved an aggregate $257.6 million or 107% increase in revenues in 2007, which featured the following:

•	$148.3 million associated with 13 land rigs and component packages shipped in 2007, up from $7.7 million in 2006;

•	$116.9 million recognized on eight rig kit projects in 2007, up from $36.0 million in 2006;

•	$49.8 million from 70 mud pumps shipped in 2007, up from $44.3 million and 69 pumps in 2006;

•	$41.6 million recognized on the external rig construction project which was completed in June 2007, down from $67.7 million recognized in 2006;

•	$33.4 million related to drive and control system packages, up from $13.4 million in 2006;

•	$27.9 million from custom fabrication work, up from $18.5 million in 2006; and

•	$15.2 million from 271 motors shipped in 2007, up from $9.6 million in 2006.

Our 2007 Drilling Products and Systems operating results included a $15.8 million loss on the external rig construction project which required many more labor hours than we originally anticipated. Efforts made in late 2006 and early 2007 to deliver the Hank Boswell three months ahead of schedule, rebuild the Rowan-Louisiana and assist with contractually-required modifications to our Middle East rigs had the effect of delaying progress on the external rig construction project. Thus, as is shown in the preceding table, our average margin on operating costs decreased to 14% of revenues in 2007 from 17% in 2006.

Depreciation expense incurred by Drilling Products and Systems in 2007 increased by $3.6 million or 44% over 2006, due to machinery, equipment and building additions to expand capacity at our manufacturing facilities. Selling, general and administrative costs increased by $8.7 million or 102% in 2007, due to higher selling-related expenses and incremental staffing required to facilitate the growth in operations discussed immediately above and increased amounts of professional fees and other shared administrative costs that are allocated between our manufacturing segments based upon revenues.

Our 2007 Drilling Products and Systems operating results shown in the preceding table exclude the effects of the approximately $263 million of products and services provided at cost to our drilling division during the year, most of which was attributable to construction progress on the J. P. Bussell, the two 240C class jack-ups and the six new land rigs.

The following table highlights the performance of our Mining, Forestry and Steel Products segment during 2007 compared to 2006 (dollars in millions):

	2007		2006
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$213.8	100	$202.3	100
Operating costs	(169.9)	(79)	(171.1)	(85)
Depreciation expense	(5.3)	(2)	(4.3)	(2)
Selling, general and administrative expenses	(9.4)	(5)	(13.2)	(7)
Gains on property disposals and other	(0.1)	—	0.8	1

Operating income	$29.1	14	$14.5	7

Our Mining, Forestry and Steel Products segment achieved an aggregate $11.5 million or 6% increase in revenues in 2007. Shipments of mining loaders and forestry stackers totaled 30 units in 2007, down from 35 units in 2006, though 13 were the larger L-1850 and L-2350 models which carry a higher selling price. Total equipment revenues were $94.9 million in 2007, down by $6.1 million or 6% from 2006. Parts sales were a record $62.6 million in 2007, an improvement of $4.6 million or 8% from 2006. Steel shipments totaled 52,900 tons in 2007, up by 10,800 tons or 26% over 2006, and the mix changed from 40% external in 2006 to 51% external in 2007, yielding a 63% increase in external volume and an $18.1 million or 78% increase in plate revenues between periods.

Our 2006 Mining, Forestry and Steel Products operating results included $7.8 million in environmental remediation costs incurred following detection of traces of radioactive material at our steel mill. Thus, as is shown in the preceding table, our average margin on operating costs increased to 21% of revenues in 2007 from 15% in 2006.

Depreciation expense incurred by Mining, Forestry and Steel Products in 2007 increased by $1.0 million or 23% from 2006, due to the expansion of our steel mill along with machinery and equipment additions to increase capacity at our manufacturing facilities. Selling, general and administrative costs decreased by $3.8 million or 29% in 2007, due primarily to reduced amounts of professional fees and other shared administrative costs that are allocated between our manufacturing segments based upon revenues.

2006 Compared to 2005

The following table highlights the performance of our Drilling Products and Systems segment during 2006 compared to 2005 (dollars in millions):

	2006		2005
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$241.0	100	$105.1	100
Operating costs	(201.1)	(83)	(99.3)	(94)
Depreciation expense	(8.1)	(3)	(6.1)	(6)
Selling, general and administrative expenses	(8.5)	(4)	(6.9)	(7)
Losses on property disposals and other	0.2	—	(0.6)	—

Operating income	$23.5	10	$(7.8)	(7)

Our Drilling Products and Systems segment achieved an aggregate $135.9 million or 129% increase in revenues in 2006, which featured the following:

•	$103.7 million recognized on long-term rig and rig kit construction projects in 2006, up from $36.1 million in 2005;

•	$44.3 million from 69 mud pumps shipped in 2006, up from $25.4 million and 39 pumps in 2005;

•	$13.4 million related to drive and control system packages;

•	$9.6 million from new motor shipments; and

•	$7.7 million associated with land rigs and component packages.

The increased rig and kit construction revenues contributed significantly to the higher average margin on operating costs as shown in the preceding table. Efforts by Drilling Products and Systems to deliver the Hank Boswell almost three months ahead of schedule caused it to incur additional costs on the external rig construction project at Vicksburg, and our 2006 operating results included a $2.1 million charge for the estimated loss on that project.

Depreciation expense incurred by Drilling Products and Systems in 2006 increased by $2.0 million or 33% over 2005, due to machinery, equipment and building additions to expand capacity at our manufacturing facilities. Selling, general and administrative costs increased by $1.6 million or 23% in 2006, due to higher selling-related expenses and increased amounts of professional fees and other shared administrative costs that are allocated between our manufacturing segments based upon revenues.

Our 2006 Drilling Products and Systems operating results shown in the preceding table exclude the effects of the approximately $230 million of products and services provided at cost to our drilling division during the year, most of which was attributable to completion of our third Tarzan Class jack-up, the Hank Boswell, and construction progress on our fourth Tarzan Class jack-up, the J. P. Bussell.

The following table highlights the performance of our Mining, Forestry and Steel Products segment during 2006 compared to 2005 (dollars in millions):

	2006		2005
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$202.3	100	$188.3	100
Operating costs	(171.1)	(85)	(154.4)	(82)
Depreciation expense	(4.3)	(2)	(5.7)	(3)
Selling, general and administrative expenses	(13.2)	(7)	(12.9)	(7)
Gains (losses) on property disposals and other	0.8	1	0.2	—

Operating income	$14.5	7	$15.5	8

Our Mining, Forestry and Steel Products segment achieved an aggregate $14.0 million or 7% increase in revenues in 2006. Shipments of mining loaders and forestry stackers totaled 35 units in 2006, up from 34 units in 2005. Total equipment revenues were $101.1 million in 2006, up by $9.7 million or 11% from 2005. In addition, parts sales improved by $15.3 million or 34% between periods. Steel shipments totaled 42,100 tons in 2006, up by 3,800 tons or 10% over 2005, though the mix changed from 59% external in 2005 to 40% external in 2006, which yielded a 27% decrease in external volume and a $7.6 million or 25% decrease in plate revenues between periods. During 2006, we incurred $7.8 million of costs during the last half of the year to collect and dispose of a radioactive material that was released while processing scrap at our steel mill. Thus, as is shown in the preceding table, our average margin on operating costs decreased to 15% of revenues in 2006 from 18% in 2005.

Depreciation expense incurred by Mining, Forestry and Steel Products in 2006 decreased by $1.4 million or 25% from 2006 as machining capacity in our Longview, Texas facility was reallocated to the Drilling Products and Systems segment. Similarly, Selling, general and administrative costs incurred in 2006 were virtually unchanged from 2005, as higher selling-related expenses were offset by reduced amounts of professional fees and other shared administrative costs that are allocated between our manufacturing segments based upon revenues.

Outlook

Though less volatile than our drilling operations, our manufacturing operations are impacted by world commodities prices; in particular, prices for copper, iron ore, coal and gold. In addition, the prospects for our Drilling Products and Systems segment are closely tied to the condition of the overall drilling industry and its demand for equipment, parts and services. Many commodity prices continue to be at or near historically high levels due to strong worldwide demand.

Our external manufacturing backlog, which consists of executed contracts and customer commitments, was approximately $348 million at December 31, 2007, compared to $530 million at December 31, 2006, and included $295 million from Drilling Products and Systems. The backlog featured $151 million related to seven long-term rig kit construction projects in-process that are expected to run through early 2009, $92 million associated with nine land rigs and component packages that should be delivered in 2008 and the remaining $105 million related to mining loaders, log stackers, ad-hoc drilling equipment and related parts orders that we expect to fulfill during 2008. The backlog was down by approximately 34% from the prior year-end level due primarily to progress on long-term rig or rig kit construction projects during 2007, including the $130 million external rig construction project which was completed in June. Thus far, we have been able to pass along the effects of raw material and labor cost increases to our customers in the form of higher sales prices.

We are optimistic that commodity prices will remain firm, sustaining the demand for the types of equipment and services that we provide, and that our increased volumes will yield improved profitability. We cannot, however, accurately predict the duration of current business conditions or their impact on our operations. It is possible that the drop in backlog discussed above is indicative of decreasing demand for our manufactured products. Our manufacturing operations will be adversely affected if conditions deteriorate.

LIQUIDITY AND CAPITAL RESOURCES

Key balance sheet amounts and ratios for 2007 and 2006 were as follows (dollars in millions):

DECEMBER 31,	2007	2006

Cash and cash equivalents	$284.5	$258.0
Current assets	$1,303.0	$1,102.8
Current liabilities	$495.6	$516.7
Current ratio	2.63	2.13
Current maturities of long-term debt	$64.9	$64.9
Long-term debt	$420.5	$485.4
Stockholders’ equity	$2,348.4	$1,874.0
Long-term debt/total capitalization	.15	.21

Reflected in the comparison above are the effects of the following sources and uses of cash and cash equivalents in 2007, with comparable amounts for 2006:

SOURCES (USES) OF CASH AND CASH EQUIVALENTS	2007	2006

Net operating cash flows	$432.6	$292.1
Net change in restricted cash balance	106.1	(156.1)
Net proceeds from asset disposals	45.8	39.1
Proceeds from equity compensation and debenture plans	13.2	9.2
Capital expenditures	(462.6)	(479.1)
Debt repayments	(64.9)	(64.9)
Cash dividend payments	(44.4)	(60.5)
All other	0.7	2.3

Total sources (uses)	$26.5	$(417.9)

Operating Cash Flows

Operating cash flows in 2007 included non-cash or non-operating adjustments to our net income totaling $162.3 million, less a net investment in working capital of $225.3 million. Non-cash or non-operating adjustments included depreciation expense of $118.8 million, deferred income taxes of $51.2 million, compensation expense of $9.3 million and net retirement plan expenses in excess of funding of $23.5 million, partially offset by net gains on asset disposals of $40.5 million. Working capital grew in 2007 with additional investments in trade receivables and inventories of $111.3 million and $59.0 million, respectively, coupled with reductions in trade payables and deferred revenues of $57.1 million and $35.6 million respectively. Receivables grew in 2007 in line with revenues and inventories were increased in order to position our manufacturing operations for further growth. The decline in trade payables and deferred revenues during 2007 reflects progress made during the year on long-term manufacturing projects and the comparative lack of in-process rig mobilizations and related customer advances toward future drilling services at year end.

Capital Expenditures

Capital expenditures in 2007 included $62.2 million towards construction of our fourth Tarzan Class jack-up rig, the J.P. Bussell. Another shipyard is constructing the hull of the J. P. Bussell and we expect the rig to be completed during the fourth quarter of 2008. We currently expect to continue funding construction of the J. P. Bussell from available cash. See further discussion below under Contingent Liabilities.

Capital expenditures during 2007 also included $114.8 million for progress towards the construction of the first of two 240C class jack-up rigs, named the Rowan-Mississippi, at our Vicksburg, Mississippi shipyard. Another $43.3 million was expended during 2007 on the second 240C rig, named the Ralph Coffman. The 240C class will be equipped for high pressure/high temperature drilling in water depths of up to 400 feet. The 240-C was designed to be a significant upgrade of the original 116C class, which has been the “workhorse” of the global drilling industry since its introduction in the late 1970s. The 240C will have more deck space, higher variable load, more drilling (hook-load) capacity, more cantilever reach and greater personnel capacity than the 116C. Each rig is expected to cost approximately $200 million and be completed during the third quarters of 2008 and 2009, respectively.

On November 1, 2007, we announced plans to construct two additional 240C class jack-up rigs, with delivery expected in 2010 and 2011. We currently anticipate funding construction of all 240C rigs through operating cash flows, but will consider attractive financing alternatives. Should our cash flows prove to be insufficient, we could be forced to delay or halt construction. Capital expenditures in 2007 included $3.8 million towards construction of our third 240C class jack-up rig.

Also on November 1, 2007, we signed contracts with Keppel AmFELS, Inc. to have four Super 116E class rigs constructed at their Brownsville, Texas shipyard, with delivery expected in 2010 and 2011. We estimate that each rig will cost approximately $175 million, with more than a third of that amount attributable to the cost value of the design, kit components and drilling equipment to be provided by our manufacturing businesses. The Super 116E class will employ the latest technology to enable drilling of high-pressure, high-temperature and extended-reach wells in most prominent jack-up markets throughout the world. Each rig will be equipped with the hook-load and horsepower required to efficiently drill beyond 30,000 feet. We currently anticipate funding construction of all Super 116E rigs through operating cash flows, but will consider attractive financing alternatives. Should our cash flows be insufficient, we could be forced to accept unfavorable financing terms in order to complete construction. Capital expenditures in 2007 included $42.8 million towards construction of the Super 116E class rigs.

Capital expenditures in 2007 also included $38.7 million for progress towards the construction of six new 2000 horsepower land rigs, following the eight that were delivered during 2006. Two of the six rigs are currently in process with delivery expected during the first and second quarters of 2008. These expenditures have been and should continue to be financed from cash flows.

The remainder of 2007 capital expenditures was primarily for major enhancements to existing offshore rigs and manufacturing facilities. Our 2008 capital budget has initially been set at approximately $529 million, and includes $48 million for the J. P. Bussell, $77 million for the Rowan-Mississippi, $144 million toward construction of the second and third 240C class rigs, $75 million toward construction of the four Super 116E class rigs, $60 million for manufacturing machines and equipment and $18 million for the two remaining new land rigs. We will periodically review and adjust the capital budget as necessary based upon our existing working capital and anticipated market conditions in our drilling and manufacturing businesses.

Long-Term Debt

Rowan’s first two Tarzan Class jack-up rigs and each of our four Super Gorilla class rigs were substantially financed through long-term bank loans guaranteed by the U.S. Department of Transportation’s Maritime

Administration (“MARAD”). Under the MARAD Title XI program, we obtained reimbursements for qualifying expenditures up to a pre-approved limit based upon actual construction progress. Outstanding borrowings initially bear a floating rate of interest and notes require semi-annual payments of principal and accrued interest. The notes are secured by a preferred mortgage on the rig. The following table summarizes the status of each of our Title XI borrowings at December 31, 2007 (dollars in millions).

					Interest	Repayment	Repayment	Final
Rig	Delivery	Borrowings	Repayments	Balance	Rate	Dates	Amounts	Maturity

Gorilla V	Dec 1998	$153.1	$114.8	$38.3	6.94%, 6.15%	Jan 1, July 1	$6.4	July 2010
Gorilla VI	June 2000	171.0	106.9	64.1	5.88%	Mar 15, Sep 15	7.1	Mar 2012
Gorilla VII	Dec 2001	185.4	92.7	92.7	2.8%	Apr 20, Oct 20	7.7	Oct 2013
Bob Palmer	Aug 2003	187.3	41.6	145.7	6.05% floating	Jan 15, July 15	5.2	July 2021
Scooter Yeargain	April 2004	91.2	21.3	69.9	4.33%	May 1, Nov 1	3.0	May 2019
Bob Keller	Aug 2005	89.7	15.0	74.7	5.95% floating	May 10, Nov 10	3.0	May 2020

Total		$877.7	$392.3	$485.4			$32.4

Our outstanding Bob Palmer and Bob Keller borrowings bear interest at a short-term commercial paper rate plus .25% and .15%, respectively. Rowan may fix these interest rates at any time and must fix them by July 15, 2011 and August 31, 2009, respectively.

Our debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity and limit the amount of long-term debt and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions. Our debt agreements also specify the minimum insurance coverage for our financed rigs. The extent of hurricane damage sustained throughout the Gulf Coast area in recent years has dramatically increased the cost and reduced the availability of insurance coverage for windstorm losses. During our April 2006 policy renewal, we determined that windstorm coverage meeting the requirements of our existing debt agreements was cost-prohibitive. We obtained from MARAD a waiver of the original insurance requirements in return for providing additional security, including restricted and unrestricted cash balances. Effective March 30, 2007, in connection with our 2007 policy renewal, the additional security provisions were modified and our minimum restricted cash balance was reduced from $156.1 million to $50 million. This amount is maintained in a separate account in which MARAD has a security interest and is shown separately as Restricted cash on our Consolidated Balance Sheet. In addition, our unrestricted cash requirement was reduced from $100 million to $31 million. We remain subject to restrictions on the use of certain insurance proceeds should we experience further losses. Each of these additional security provisions will be released by MARAD if we are able to obtain windstorm coverage that satisfies the original terms of our debt agreements. We were in compliance with each of our debt covenants at December 31, 2007.

Pension Obligations

We have contributed more than $148 million to our defined benefit pension plans over the past five years, including almost $90 million during 2005. Minimum contribution amounts are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates. Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements, which showed an unfunded pension liability of $123.5 million at December 31, 2007. We have amended the drilling division’s plan to freeze participation effective January 1, 2008, though we expect to make additional pension contributions over the next several years even if plan assets perform as expected. The Pension Protection Act of 2006 generally requires that plans be fully funded within seven years, and we currently estimate pension contributions of approximately $29 million for 2008. Retirement benefits to be paid from our pension plans are expected to average over $28 million annually over the next ten years.

Cash Dividends

On February 25, 2005, in conjunction with the sale of our aviation operations, we paid a special cash dividend of $.25 per share of our common stock to stockholders of record on February 9, 2005. On September 1, 2005, in conjunction with the sale of several non-core assets, we paid a special cash dividend of $.25 per share of our common stock to stockholders of record on August 17, 2005. On February 24, 2006, we paid a special cash dividend of $.25 per common share to stockholders of record on February 8, 2006. On May 9, 2006, we announced a regular quarterly dividend of $.10 per common share, which we have paid approximately every three months since. At December 31, 2007, we had approximately $253 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.

Proceeds from Asset Disposals

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

In October 2005, we sold our only semi-submersible rig for approximately $60 million in cash. Payment for the rig occurred over a 15-month period ending in January 2007, at which point the title to the rig was transferred to the buyer. We retained ownership of much of the drilling equipment on the rig, which was sold in 2006, and continued to provide (through February 2007) a number of operating personnel under a separate services agreement. The transaction was accounted for as a sales-type lease with the expected gain on the sale and imputed interest income of approximately $46 million deferred until the net book value of the rig had been recovered. During 2007, we received all remaining payments totaling $23.4 million and recognized such amount as additional gain on the sale. Another $14.1 million of gain was realized in 2007 on the June sale of our Alaska drilling camps.

Contractual Obligations and Commercial Commitments

The following is a summary of our contractual obligations at December 31, 2007 (dollars in millions):

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years

Long-term debt and interest(1)	$618.9	$89.3	$168.5	$123.7	$237.4
Purchase obligations	482.3	207.2	265.1	10.0	—
Operating leases	14.8	7.5	6.2	1.1	—

Total	$1,116.0	$304.0	$439.8	$134.8	$237.4

(1)	Amounts represent contractual principal and interest payments. Interest amounts reflect either stated fixed rates or assume current floating rates remain constant throughout the period.

The preceding table includes a 2008 semi-annual operating lease payment of $2.4 million for the 116C class jack-up Cecil Provine, which we sold and leased back in 1985. We have exercised a second renewal option and extended the lease for one additional year through June 2009. The semi-annual lease payment during that additional year will reflect a fair market value charter rate determined through a joint appraisal process. We believe that the new lease payment may increase from its current level, although the amount is not presently determinable. Under the extended lease agreement, we retain additional lease and purchase options for the Cecil Provine.

We periodically employ letters of credit or other bank-issued guarantees in the normal course of our businesses, and were contingently liable for performance under such agreements to the extent of approximately $38 million at December 31, 2007. We do not hold or issue derivative financial instruments.

Based on current and anticipated near-term operating levels, we believe that operating cash flows together with existing working capital will be adequate to sustain planned capital expenditures and debt service and other requirements at least through the remainder of 2008. We currently have no other available credit facilities, but believe financing could be obtained if deemed necessary.

Contingent Liabilities

During 2005, we lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita. Since that time, we have been working to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way. At December 31, 2007, we had incurred $156.1 million of costs related to such efforts, of which $96.6 million had been reimbursed through insurance, leaving $59.4 million included in Receivables. We have since received another $35.5 million of insurance reimbursements. We expect to incur additional costs in the near term to fulfill our obligations to remove wreckage and debris in amounts that will depend on the extent and nature of work ultimately required and the duration thereof. Previously, we reported the filing of a lawsuit styled Rowan Companies, Inc. vs. Certain Underwriters at Lloyd’s and Insurance Companies Subscribing to Cover Note ARS 4183 in the 215th Judicial District Court of Harris County, Texas. The lawsuit was withdrawn following the agreement by such underwriters to reimburse us for the reasonable cost of removing wreckage and debris remaining on the drilling locations. We also previously reported that certain of our insurance underwriters at higher limits of liability had notified us that they were reserving their right to deny coverage for any costs incurred in wreckage and debris removal activities that they believed were outside the scope of their policy. This “reservation of rights” letter has now been withdrawn and our coverage for costs at these higher limits of liability has been reaffirmed. At this time, we believe that we have adequate insurance coverage and will be reimbursed for costs incurred and to be incurred.

We leased the jack-up Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million prior to being lost during Hurricane Rita in 2005. We believe the insured value satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of our equipment installed on the rig. However, the owner of the rig claimed that the rig should have been insured for its fair market value and sought recovery from us for compensation above the insured value. Thus, we assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of our equipment. On November 3, 2005, we filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas. The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig. The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make us liable to the owner for the approximately $40 million difference between the owner’s claim and the insurance coverage, plus interest and costs. We continue to believe that our interpretation of the charter agreement is correct, and we are vigorously pursuing an appeal to overturn the summary judgment ruling. We do not believe, therefore, that it is probable that we have incurred a loss, nor one that is estimable, and have made no accrual for such at December 31, 2007.

During 2004, we learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U.S. Department of Justice (DOJ) had begun conducting a criminal investigation of environmental matters involving several of our offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated at locations in the Gulf of Mexico. On October 9, 2007, we entered into a Plea agreement (“Plea”) with the DOJ, under which we pled guilty to three felony charges relating to operations on the Rowan-Midland between 2002 and 2004: (i) causing the discharge of a pollutant, abrasive sandblast media, into U.S. navigable waters, thereby violating the Clean Water Act, (ii) failing to immediately report the discharge of waste hydraulic oil from the Rowan-Midland into U.S. navigable waters, thereby violating the Clean Water Act, and (iii) discharging garbage from the Rowan- Midland in violation of the Act to Prevent Pollution from Ships. As part of the Plea, we paid a fine of $7 million and made community service payments totaling $2 million to various organizations. In anticipation of such payments, we recognized a $9 million charge to our fourth quarter 2006 operations. Under the Plea, we would have been subject to unsupervised probation for a period of two years. The Plea was submitted for approval to the United States District Court for the Eastern District of Texas. On November 8, 2007, we entered into an amended plea agreement with the DOJ extending the unsupervised probationary period from two to three years, which was then approved by the court on November 9, 2007. During the period of unsupervised probation, we must ensure that we commit no further criminal violations of federal, state, or local laws or regulations and must also continue to implement our comprehensive Environmental Management System Plan. Subsequent to the conduct at issue, we sold the Rowan-Midland to a third party.

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

On January 3, 2008, a civil lawsuit styled State of Louisiana, ex. rel. Charles C. Foti, Jr. , Attorney General vs. Rowan Companies, Inc. was filed in the Eastern District Court of Texas, Marshall Division, seeking damages, civil penalties and costs and expenses for alleged commission of maritime torts and violations of environmental and other laws and regulations involving the Rowan-Midland and other facilities in areas in or near Louisiana. We intend to vigorously defend our position in this case but cannot estimate any potential liability at this time.

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

In June 2007, we received a subpoena for documents from the U.S. District Court in the Eastern District of Louisiana relating to a grand jury hearing. The agency requesting the information is the U.S. Department of the Interior, Office of Inspector General Investigations. The documents requested include all records relating to use of our entertainment facilities and entertainment expenses for a former employee of the Minerals Management Service, U.S. Department of Interior and other records relating to items of value provided to any official or employee of the U.S. Government. We have fully cooperated with the subpoena and have received no further requests.

The construction of our fourth Tarzan Class jack-up rig, the J. P. Bussell, was originally subcontracted to an outside Gulf of Mexico shipyard, Signal International LLC (Signal), and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million. As a result of various problems encountered on the project, the expected completion of the rig is now at least one year behind schedule and its expected final cost is at least 20% over the original estimate. Accordingly, we have recently declared Signal in breach of contract and initiated court proceedings styled Rowan Companies, Inc. and LeTourneau Technologies, Inc. vs. Signal International LLC in the 269th Judicial District Court of Harris County, Texas to relocate the rig to our Sabine Pass, Texas facility for completion by our Drilling Products and Systems segment and to recover the cost to complete the rig over and above the agreed contract price, plus interest. We anticipate that Signal will file a counterclaim against us, alleging breach of contract and claiming damages for amounts owed and additional costs incurred totaling in excess of $20 million. We intend to vigorously defend our rights under the contract. We do not believe that it is probable that we have incurred a loss, nor one that is estimable, and have made no accrual for such at December 31, 2007.

We are involved in various other legal proceedings incidental to our businesses and are vigorously defending our position in all such matters. We believe that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on our financial position, results of operations or cash flows.

Critical Accounting Policies and Management Estimates

Rowan’s significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements beginning on page 52 of this Form 10-K. These policies, and management judgments, assumptions and estimates made in their application, underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that our most critical accounting policies and management estimates involve revenue recognition (primarily upfront service fees for equipment moves and modifications and longer-term manufacturing projects), property and depreciation (particularly capitalizable costs, useful lives and salvage values) and pension and other postretirement benefit liabilities and costs (specifically assumptions used in actuarial calculations), as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

Revenue recognition.  Our drilling contracts generally provide for payment on a day rate basis, and revenues are recognized as the work progresses with the passage of time. We frequently receive lump-sum payments at the outset of a drilling assignment as upfront service fees for equipment moves or modifications, and such payments (and related costs) are recognized as drilling revenues (and expenses) over the contract period. At December 31, 2007, we had deferred $80.1 million of revenues and $53.7 million of costs related to such upfront service fees, with such amounts primarily related to mobilization and modification activities in connection with Middle East drilling contracts.

We generally recognize manufacturing sales and related costs when title passes as products are shipped. Revenues from longer-term manufacturing projects such as rigs and rig kits are recognized on the percentage-of-completion basis using costs incurred relative to total estimated costs. We do not recognize any estimated profit until such projects are at least 10% complete, though a full provision is made immediately for any anticipated losses. Total estimated costs, which include project materials, direct labor and production overhead expenses, are critical to this process and are therefore reviewed on a regular basis. During the year ended December 31, 2007, we recognized $158.5 million of manufacturing revenues and $133.7 million of costs related to such projects on the percentage-of-completion basis. Such costs include an additional $15.8 million loss recognized on our external rig construction project which was completed in June 2007, resulting in a total loss on the project of approximately $17.9 million. This additional loss resulted from an increase in the total cost of the project, most of which was due to the project requiring many more labor hours than were originally anticipated. The efforts by our Drilling Products and Systems segment to deliver the Hank Boswell three months ahead of schedule, rebuild the Rowan-Louisiana and assist with modifications to our Middle East rigs had the effect of increasing the cost of this project.

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

Pension and other postretirement benefit liabilities and costs.  As previously mentioned, our pension and other postretirement benefit liabilities and costs are based upon actuarial computations that reflect our assumptions about future events, including long-term asset returns, interest rates, annual compensation increases, mortality rates and other factors. Key assumptions for December 31, 2007 included discount rates ranging from 6.37% to 6.55%, an expected long-term rate of return on pension plan assets of 8% and annual healthcare cost increases ranging from 10% in 2008 to 5% in 2012 and beyond. The assumed discount rate is based upon the average yield for Moody’s Aa-rated corporate bonds and the rate of return assumption reflects a probability distribution of expected long-term returns that is weighted based upon plan asset allocations. A 1-percentage-point decrease in the assumed discount rate would increase our recorded pension and other postretirement benefit liabilities by approximately $81 million, while a 1-percentage-point change in the expected long-term rate of return on plan assets would change annual net benefits cost by approximately $3 million. A 1-percentage-point increase in the assumed healthcare cost trend rate would increase 2008 other benefits costs by $0.6 million.

New Accounting Pronouncements

Our adoption, effective January 1, 2006, of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, which requires the measurement and recognition of stock-based compensation expense based upon grant date fair value, reduced our net income by approximately $3.2 million or $.03 per share in 2006. Prior to 2006, we used the intrinsic value method of accounting for stock-based employee compensation pursuant to Accounting Principles Board Opinion No. 25. We estimate that the provisions of Statement 123R would have reduced net income by $3.0 million or $.02 per diluted share in 2005.

Our adoption, effective January 1, 2006, of Statement of Financial Accounting Standards No. 151, “Inventory Costs”, which clarifies the distinction between costs that are allocable to inventory and those that are expensed as incurred, did not materially impact our financial position or results of operations.

As a result of the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, effective January 1, 2007, the Company recognized a $1.6 million decrease in Retained earnings and a $5.5 increase in Other liabilities as of that date. On December 31, 2007, Rowan had $3.4 million of unrecognized tax benefits, all of which would reduce the Company’s income tax provision if recognized. Rowan does not expect to recognize significant increases or decreases in unrecognized tax benefits during the next 12 months.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 became effective for our fiscal year beginning January 1, 2008, and did not have a material impact on our financial statements.

SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which required that the funded status of our pension and other postretirement benefit plans be fully recognized in our December 31, 2006 Consolidated Balance Sheet, had the effect of increasing our balances for Other liabilities, Deferred income taxes and Accumulated other comprehensive loss at that date by $67.1 million, $23.5 million and $43.6 million, respectively. Though balance sheet recognition is now required for the unamortized portion of gains and losses, prior service cost and transition assets, such amounts will continue to be excluded from net periodic benefits cost and included within other comprehensive income (loss).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 became effective for our fiscal year beginning January 1, 2008, and did not have a material impact on our financial statements.

Securities and Exchange Commission Staff Accounting Bulletin No. 108, which sets forth the Staff’s views regarding the process of quantifying financial statement misstatements, did not materially affect our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Rowan’s outstanding debt at December 31, 2007 was comprised as follows: $265.0 million of fixed-rate notes bearing a weighted average annual interest rate of 4.48% and $220.4 million of floating-rate notes bearing a weighted average annual interest rate of 6.01%. Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is limited in that the Company may fix the interest rate on its outstanding floating-rate debt at any time. In addition, the majority of Rowan’s transactions are carried out in United States dollars; thus, the Company’s foreign currency exposure is not material. Fluctuating commodity prices affect Rowan’s future earnings materially to the extent that they influence demand for the Company’s products and services. Rowan does not hold or issue derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ROWAN COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$284,458	$258,041
Receivables — trade and other	478,017	418,985
Inventories:
Raw materials and supplies	343,023	260,319
Work-in-progress	112,924	84,466
Finished goods	416	310
Prepaid expenses and other current assets	61,169	62,307
Deferred tax assets — net	22,960	18,421

Total current assets	1,302,967	1,102,849

Restricted cash	50,000	156,077
Property, plant and equipment — at cost:
Drilling equipment	2,798,250	2,639,036
Manufacturing plant and equipment	244,731	210,448
Construction in progress	373,534	137,265
Other property and equipment	128,312	106,642

Total	3,544,827	3,093,391
Less accumulated depreciation and amortization	1,057,016	960,165

Property, plant and equipment — net	2,487,811	2,133,226
Goodwill and other assets	34,527	43,246

Total	$3,875,305	$3,435,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$64,922	$64,922
Accounts payable — trade	100,880	141,206
Other current liabilities	329,787	310,578

Total current liabilities	495,589	516,706

Long-term debt — less current maturities	420,482	485,404

Other liabilities	197,865	212,177

Deferred income taxes — net	412,931	347,065

Commitments and contingent liabilities (Note 9)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized 5,000,000 shares issuable in series:
Series A Preferred Stock, authorized 4,800 shares, none outstanding
Series B Preferred Stock, authorized 4,800 shares, none outstanding
Series C Preferred Stock, authorized 9,606 shares, none outstanding
Series D Preferred Stock, authorized 9,600 shares, none outstanding
Series E Preferred Stock, authorized 1,194 shares, none outstanding
Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
Common stock, $.125 par value; authorized 150,000,000 shares; issued 111,288,285 shares at December 31, 2007 and 110,461,531 shares at December 31, 2006	13,911	13,808
Additional paid-in capital	1,012,214	988,998
Retained earnings	1,419,417	981,610
Less cost of 25,139 treasury shares at December 31, 2007	(979)	—
Accumulated other comprehensive income (loss)	(96,125)	(110,370)

Total stockholders’ equity	2,348,438	1,874,046

Total	$3,875,305	$3,435,398

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands except per share amounts)

Revenues:
Drilling services	$1,382,571	$1,067,448	$775,356
Manufacturing sales and services	712,450	443,286	293,426

Total	2,095,021	1,510,734	1,068,782

Costs and Expenses:
Drilling services	591,412	504,873	388,259
Manufacturing sales and services	596,541	372,219	253,688
Depreciation and amortization	118,796	89,971	81,204
Selling, general and administrative	94,905	78,243	71,428
Gain on sale of property and equipment	(40,506)	(29,266)	(52,449)
Charge for estimated environmental fine	—	9,000	—
Gain on hurricane-related events	—	—	(13,948)

Total	1,361,148	1,025,040	728,182

Income from operations	733,873	485,694	340,600

Other income (expense):
Interest expense	(25,913)	(28,321)	(25,802)
Less interest capitalized	9,977	7,756	3,803
Interest income	20,923	28,023	16,843
Gain on sale of investments	—	—	9,553
Other — net	226	202	473

Other income (expense) — net	5,213	7,660	4,870

Income from continuing operations before income taxes	739,086	493,354	345,470
Provision for income taxes	255,286	176,377	127,633

Income from continuing operations	483,800	316,977	217,837

Discontinued operations:
Income from discontinued operations before income taxes	—	1,952	18,914
Provision for income taxes	—	683	6,951

Income from discontinued operations	—	1,269	11,963

Net income	$483,800	$318,246	$229,800

Per share amounts:
Income from continuing operations — Basic	$4.36	$2.87	$2.00

Income from continuing operations — Diluted	$4.31	$2.84	$1.97

Income from discontinued operations — Basic	$.00	$.01	$.11

Income from discontinued operations — Diluted	$.00	$.01	$.11

Net income — Basic	$4.36	$2.89	$2.11

Net income — Diluted	$4.31	$2.85	$2.08

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Net income	$483,800	$318,246	$229,800
Other comprehensive income (loss):
Pension and other benefit liability adjustments, net of income taxes of $7,670, $9,114 and $(6,935) respectively	14,245	16,926	(12,878)

Comprehensive income	$498,045	$335,172	$216,922

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Years Ended December 31, 2007, 2006 and 2005
							Accumulated
	Common Stock				Additional	Unearned	Other
	Issued		In Treasury		Paid-In	Equity	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Earnings
	(In thousands)

Balance, January 1, 2005	107,409	$13,426	—	$—	$917,764	$—	$(70,782)	$548,476
Exercise of stock options	2,090	261	—	—	33,247	—	—	—
Conversion of subordinated debentures	35	4	—	—	496	—	—	—
Issuance of restricted stock, net of forfeitures	242	31	—	—	6,042	(6,073)	—	—
Cash dividends ($.25 per common share in first and third quarters)	—	—	—	—	—	—	—	(54,180)
Stock-based compensation expense, including $9,990 reduction of related tax benefits	—	—	—	—	12,707	1,398	—	—
Minimum pension liability adjustment, net of taxes of ($6,935)	—	—	—	—	—	—	(12,878)
Net income	—	—	—	—	—	—	—	229,800

Balance, December 31, 2005	109,776	13,722	—	—	970,256	(4,675)	(83,660)	724,096
Exercise of stock options	489	61	—	—	7,890	—	—	—
Conversion of subordinated debentures	71	9	—	—	991	—	—	—
Issuance of restricted stock, net of forfeitures	126	16	—	—	(16)	—	—	—
Cash dividends ($.25 per common share in first quarter and $.10 per common share in second, third and fourth quarters)	—	—	—	—	—	—	—	(60,732)
Stock-based compensation expense, including $2,380 reduction of related tax benefits	—	—	—	—	14,552	—	—	—
Minimum pension liability adjustment prior to adoption of Statement of Financial Accounting Standards No. 158, net of taxes of $9,114	—	—	—	—	—		16,926
Adjustment of pension and other benefits liabilities from adoption of Statement 158, net of taxes of ($23,496)							(43,636)
Adjustment resulting from adoption of Statement of Financial Accounting Standards No. 123 (revised)					(4,675)	4,675
Net income	—	—	—	—	—	—	—	318,246

Balance, December 31, 2006	110,462	13,808	—	—	988,998	—	(110,370)	981,610
Exercise of stock options	526	66	—	—	10,891	—	—	—
Conversion of subordinated debentures	79	10	—	—	2,279	—	—	—
Issuance of restricted stock, net of forfeitures	221	27	—	—	(27)	—	—	—
Cash dividends ($.10 per common share in first, second, third and fourth quarters)	—	—	—	—	—	—	—	(44,368)
Stock-based compensation expense, including $1,655 reduction of related tax benefits	—	—	—	—	10,073	—	—	—
Treasury stock purchases			25	(979)
Minimum pension liability adjustment, net of taxes of $7,670	—	—	—	—	—		14,245
Adjustment resulting from adoption of Financial Accounting Standards Board Interpretation No. 48	—	—	—	—	—		—	(1,625)
Net income	—	—	—	—	—	—	—	483,800

Balance, December 31, 2007	111,288	$13,911	25	$(979)	$1,012,214	$—	$(96,125)	$1,419,417

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash Provided By (Used In):
Operations:
Net income	$483,800	$318,246	$229,800
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	118,796	89,971	81,291
Deferred income taxes	51,186	94,287	121,660
Provision for pension and postretirement benefits	37,170	33,592	25,478
Stock-based compensation expense	9,326	10,754	4,115
Gain on disposals of property, plant and equipment	(40,506)	(29,266)	(52,449)
Contributions to pension plans	(10,811)	(6,229)	(89,207)
Postretirement benefit claims paid	(2,824)	(3,440)	(3,283)
Charge for estimated environmental fine and related payments	—	9,000	—
Gain on sale of investments	—	—	(9,553)
Gain on hurricane-related events	—	—	(18,948)
Gain on sale of discontinued operations	—	(1,269)	(20,736)
Insurance proceeds from hurricane-related events	—	—	51,448
Changes in current assets and liabilities:
Receivables — trade and other	(59,032)	(134,929)	(101,040)
Inventories	(111,268)	(150,028)	(34,951)
Other current assets	1,138	(45,266)	(2,875)
Accounts payable	(57,144)	27,467	52,776
Income taxes payable	23,073	(2,369)	4,653
Deferred revenues	(35,634)	46,754	40,085
Billings in excess of uncompleted contract costs and estimated profit	(1,284)	14,330	56,821
Other current liabilities	14,810	26,019	4,017
Net changes in other noncurrent assets and liabilities	11,747	(5,555)	(5,932)

Net cash provided by operations	432,543	292,069	333,170

Investing activities:
Property, plant and equipment additions	(462,640)	(479,082)	(199,798)
Proceeds from disposals of property, plant and equipment	45,806	37,129	90,294
(Increase) decrease in restricted cash balance	106,077	(156,077)	—
Proceeds from sale of discontinued operations	—	1,953	20,866
Proceeds from sale of investments	—	—	9,553

Net cash used in investing activities	(310,757)	(596,077)	(79,085)

Financing activities:
Proceeds from borrowings	—	—	37,909
Repayments of borrowings	(64,922)	(64,922)	(61,933)
Payment of cash dividends	(44,368)	(60,488)	(54,143)
Proceeds from stock option and convertible debenture plans	13,245	9,176	34,008
Excess tax benefits from stock-based compensation	1,655	2,380	—
Payments to acquire treasury stock	(979)	—	—

Net cash used in financing activities	(95,369)	(113,854)	(44,159)

Increase (decrease) in cash and cash equivalents	26,417	(417,862)	209,926
Cash and cash equivalents, beginning of year	258,041	675,903	465,977

Cash and cash equivalents, end of year	$284,458	$258,041	$675,903

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The revenues and expenses resulting from Rowan’s discontinued aviation and marine vessel operations for the three years ended December 31, 2007, including the gain or loss recognized upon their sale, are shown collectively and net of tax as Income from discontinued operations in the Consolidated Statements of Operations. See Note 12 for further information regarding the Company’s discontinued operations.

Goodwill and Intangibles

Rowan had goodwill with a carrying value of $12.4 million at each of December 31, 2007 and 2006, of which $10.9 million related to the Drilling Products and Systems segment and $1.5 million related to the drilling division. Goodwill is reviewed for possible impairment at least annually. At December 31, 2007 and 2006, the Company had intangible assets subject to amortization totaling $1.0 million and $1.2 million, respectively.

Revenue and Expense Recognition

Rowan’s drilling contracts generally provide for payment on a day rate basis, and revenues are recognized as the work progresses. Rowan frequently collects up-front fees to reimburse the Company for the cost of relocating its drilling equipment, and occasionally receives reimbursement for equipment modifications and upgrades requested by its customers. Such fees and reimbursements, and any related costs, are deferred and subsequently recognized in operations on a straight-line basis over the period that the drilling services are performed. Deferred drilling revenues included in current and other liabilities were $80.1 million and $60.9 million at December 31, 2007 and 2006, respectively. Deferred drilling costs included in prepaid expenses and other assets were $53.7 million and $48.8 million at December 31, 2007 and 2006, respectively. Rowan also typically receives reimbursement for certain “rebillable” costs, which are recognized as both revenues and expenses when incurred.

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	December 31,
	2007	2006

Total contract value of long-term projects in process (or not yet begun )	$238,874	$344,406
Payments received	156,792	179,843
Revenue recognized	87,559	114,011
Costs recognized	56,593	106,686
Payments received in excess of revenues recognized	69,233	65,832
Billings in excess of uncompleted contract costs and estimated profit (included in other current liabilities)	$69,867	$71,151

Uncompleted contract costs and estimated profit in excess of billings (included in other current assets)	$634	$5,319

Manufacturing revenues and costs and expenses included product sales and costs of sales of $689.9 million and $561.0 million, $421.4 million and $345.6 million, and $270.9 million and $231.1 million in 2007, 2006 and 2005, respectively.

Included in Receivables at December 31, 2007 and 2006 are costs related to the salvage of lost or damaged rigs and related equipment. See Note 9 for additional information regarding the Company’s salvage operations and related insurance reimbursements.

Income Per Common Share

“Basic” income per share is determined as income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. “Diluted” income per share reflects the issuance of additional shares in connection with the assumed conversion of stock options and other convertible securities, and corresponding adjustments to income for any charges related to such securities.

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computation of basic and diluted per share amounts of income from continuing operations for each of the past three years is as follows (in thousands except per share amounts):

	Income From
	Continuing	Average	Per Share
Year Ended December 31, 2007:	Operations	Shares	Amount

Basic income per share	$483,800	110,940	$4.36
Effect of dilutive securities:
Convertible debentures		329
Stock options		996

Diluted income per share	$483,800	112,265	$4.31

2006:
Basic income per share	$316,977	110,280	$2.87
Effect of dilutive securities:
Convertible debentures		358
Stock options		1,137

Diluted income per share	$316,977	111,775	$2.84

2005:
Basic income per share	$217,837	108,719	$2.00
Effect of dilutive securities:
Convertible debentures		261
Stock options		1,324

Diluted income per share	$217,837	110,304	$1.97

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

Noncash investing and financing activities excluded from the Company’s Consolidated Statements of Cash Flows were as follows: in 2007 — the reduction of $1,655,000 of tax benefits related to employee stock options, the conversion of $2,289,000 of Series A and C employee debentures into 78,707 shares of common stock and $15,911,000 of accrued property and equipment additions; in 2006 — the conversion of $1,000,000 of Series B employee debentures into 71,112 shares of common stock, the reduction of $2,380,000 of tax benefits related to employee stock options and $30,171,000 of accrued property and equipment additions; in 2005 — the conversion of $500,000 of Series B employee debentures into 35,556 shares of common stock, the reduction of $9,990,000 of tax benefits related to employee stock options and $8,159,000 of accrued property and equipment additions.

Inventories

Inventories are carried at lower of cost or market. Costs include labor, material and production overhead. Management periodically reviews inventory for obsolescence and reserves for items unlikely to be sold.

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and Depreciation

Rowan provides depreciation under the straight-line method from the date an asset is placed into service until it is sold or becomes fully depreciated based on the following estimated lives and salvage values:

	Years	Salvage Value

Offshore drilling equipment:
Super Gorilla jack-ups	25	20%
Tarzan Class jack-up	25	20%
Gorilla and other cantilever jack-ups	15	20%
Conventional jack-ups	12	20%
Land drilling equipment	12	20%
Drill pipe and tubular equipment	4	10%
Manufacturing plant and equipment:
Buildings and improvements	10 to 25	10 to 20%
Other equipment	2 to 12	various
Other property and equipment	3 to 40	various

Expenditures for new property or enhancements to existing property are capitalized and depreciated over the asset’s estimated useful life. Expenditures for maintenance and repairs are charged to operations as incurred. As assets are sold or retired, the cost and related accumulated depreciation amounts are removed and any resulting gain or loss is included in the Company’s results of operations. Rowan capitalizes, during the construction period, a portion of interest cost incurred. See Note 10 for further information regarding the Company’s depreciation and amortization, capital expenditures and repairs and maintenance. Long-lived assets are reviewed for impairment whenever circumstances indicate their carrying amounts may not be recoverable, based upon estimated future cash flows.

Environmental Matters

Environmental remediation costs are accrued using estimates of future monitoring, testing and clean-up costs where it is probable that such costs will be incurred. Estimates of future monitoring, testing and clean-up costs and assessments of the probability that such costs will be incurred incorporate many factors, including: approved monitoring, testing and/or remediation plans; ongoing communications with environmental regulatory agencies; the expected duration of remediation measures; historical monitoring, testing and clean-up costs and current and anticipated operational plans and manufacturing processes. Ongoing environmental compliance costs are expensed as incurred and expenditures to mitigate or prevent future environmental contamination are capitalized. The Company’s reserves for environmental remediation costs at December 31, 2007 and 2006 were not material. See Note 9 for further information regarding the Company’s environmental liabilities.

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

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Transactions

The U.S. dollar is the functional currency for all of Rowan’s operations. All realized and unrealized foreign currency transaction gains and losses are reflected in the Company’s Consolidated Statements of Operations. In order to reduce the impact of exchange rate fluctuations, Rowan generally requires customer payments to be primarily in U.S. dollars.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. During 2007, 2006 and 2005, Rowan recognized other comprehensive income or loss relating to pension and other benefit liabilities. See Note 6 for further information regarding the Company’s pension and other benefit liabilities.

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

NOTE 2.	LONG-TERM DEBT

Long-term debt consisted of (in thousands):

	December 31,
	2007	2006

6.94% Title XI note payable; secured by the Gorilla V	$16,762	$22,344
6.15% Title XI note payable; secured by the Gorilla V	21,525	28,699
5.88% Title XI note payable; secured by the Gorilla VI	64,117	78,369
2.80% Title XI note payable; secured by the Gorilla VII	92,698	108,148
Floating-rate Title XI note payable; secured by the Bob Palmer	145,671	156,077
4.33% Title XI note payable; secured by the Scooter Yeargain	69,918	75,998
Floating-rate Title XI note payable; secured by the Bob Keller	74,713	80,691

Total	485,404	550,326
Less current maturities	64,922	64,922

Remainder	$420,482	$485,404

Annual maturities of long-term debt are $64.9 million in each of the next three years ending December 31, 2008, 2009 and 2010, $52.2 million in 2011 and $45.0 million in 2012.

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

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Rowan financed $187.3 million of the cost of the Bob Palmer through a floating-rate bank loan guaranteed under MARAD’s Title XI program. The Company may fix the interest rate at any time and must fix the rate on all outstanding principal amounts by July 15, 2011. Principal and accrued interest are payable semi-annually on each January 15 and July 15 through 2021. The Bob Palmer is pledged as security for the government guarantee. At December 31, 2007, outstanding borrowings bore interest at an annual rate of 6.05%.

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

Rowan financed $89.7 million of the cost of the Bob Keller through a 15-year floating-rate bank loan guaranteed under MARAD’s Title XI program. Rowan may fix the interest rate at any time and must fix the rate on all outstanding principal by August 31, 2009. Principal and accrued interest are payable semi-annually on each May 10 and November 10 through May 2020. The Bob Keller is pledged as security for the government guarantee. At December 31, 2007, outstanding borrowings bore interest at an annual rate of 5.95%.

Rowan’s $3.5 million of Series A Floating Rate Subordinated Convertible Debentures outstanding at December 31, 2007 are ultimately convertible into common stock at the rate of $29.75 per share for each $1,000 principal amount of debenture through April 24, 2008.

Rowan’s $3.0 million of Series B Floating Rate Subordinated Convertible Debentures outstanding at December 31, 2007 are ultimately convertible into common stock at the rate of $14.06 per share for each $1,000 principal amount of debenture through April 22, 2009.

Rowan’s $8.6 million of Series C Floating Rate Subordinated Convertible Debentures outstanding at December 31, 2007 are ultimately convertible into common stock at the rate of $28.25 per share for each $1,000 principal amount of debenture through April 27, 2010.

Rowan’s $9.6 million of Series D Floating Rate Subordinated Convertible Debentures outstanding at December 31, 2007 are ultimately convertible into common stock at the rate of $32.00 per share for each $1,000 principal amount of debenture through April 26, 2011.

Rowan’s $1.2 million of Series E Floating Rate Subordinated Convertible Debentures outstanding at December 31, 2007 are ultimately convertible into common stock at the rate of $13.12 per share for each $1,000 principal amount of debenture through September 20, 2011.

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

Rowan weighted average annual interest rate was 5.2% at December 31, 2007 and 5.0% at December 31, 2006. Cash interest payments exceeded interest capitalized by $17.0 million in 2007, $20.3 million in 2006, and $20.6 million in 2005.

Rowan’s debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity and limit the amount of long-term debt, and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions. These agreements also contain

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minimum insurance requirements for the Company’s collateralized drilling rigs. The extent of hurricane damage sustained throughout the Gulf Coast area in recent years has dramatically increased the cost and reduced the availability of insurance coverage for windstorm losses and, during its 2006 policy renewal, the Company determined that windstorm coverage meeting these requirements was cost-prohibitive. Thus, the Company requested and received from MARAD a waiver of any defaults related to insurance requirements and provided additional security to MARAD, including restricted and unrestricted cash balances. Effective March 30, 2007, in connection with the Company’s 2007 policy renewal, the additional security provisions were modified and the minimum restricted cash balance was reduced from $156.1 million to $50 million. This amount is maintained in a separate account in which MARAD has a security interest and is shown separately as Restricted cash on the Company’s Consolidated Balance Sheet. In addition, the Company’s unrestricted cash requirement was reduced from $100 million to $31 million. The Company remains subject to restrictions on the use of certain insurance proceeds should it experience further losses. Each of these additional security provisions will be released by MARAD if Rowan obtains windstorm coverage that satisfies the Company’s existing debt requirements. The Company believes that it was in compliance with each of its debt covenants at December 31, 2007. See Note 5 for further information regarding the Company’s dividend restrictions.

NOTE 3.	STOCKHOLDERS’ EQUITY

Rowan’s 2005 Long-Term Incentive Plan (“LTIP”) authorizes the Company’s Board of Directors to issue, through April 22, 2015, up to 3,400,000 shares of Rowan common stock in a variety of forms, including stock options, restricted stock, restricted stock units, performance shares, stock appreciation rights and common stock grants, whose terms are governed by the LTIP. The LTIP replaced and superseded the Restated 1988 Nonqualified Stock Option Plan, as amended, and the 1998 Nonemployee Directors Stock Option Plan. At December 31, 2007, awards covering 1,160,607 shares had been made under the LTIP, net of forfeitures, as follows: 319,180 in 2007, 312,718 in 2006 and 528,709 in 2005.

Restricted stock represents a full share of Rowan common stock issued with a restrictive legend that prevents its sale until the restriction is later removed. The restrictions will generally lapse pro rata over a three or four-year service period. The Company measures total compensation related to each share based upon the market value of the common stock on the date of the award and recognizes the resulting expense on a straight-line basis over the service period. The following table summarizes restricted stock awards made under the LTIP to approximately 100 key employees over the past three years and the amount of related compensation accrued at December 31, 2007 (dollars in millions):

		Weighted
	Number of	Average	Total	Accrued
Year Ended December 31,	Shares (net)	Fair Value	Compensation	Compensation

2005	241,100	$24.98	$6.1	$4.9
2006	117,873	42.98	5.2	2.9
2007	221,164	37.93	8.8	1.9

Total	580,137		$20.1	$9.7

Restricted stock units are awards that may be settled through the issuance of Rowan common stock or the payment of cash where vesting generally occurs over a defined service period but the restriction lapses only upon termination of service. The Company measures compensation related to each unit based upon the market value of the underlying common stock on the date of the award and recognizes the resulting expense on a straight-line basis over the service period. During 2005, Rowan issued 36,900 restricted stock units to its nonemployee directors, with an average fair value of $25.12 per unit. During 2006, Rowan issued 15,000 restricted stock units to its nonemployee directors, with an average fair value of $43.41 per unit, and issued 8,890 shares of Rowan common stock in settlement of previous restricted stock unit awards and related dividends. During 2007, Rowan issued

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

29,000 restricted stock units to its nonemployee directors, with an average fair value of $38.31 per unit. At December 31, 2007, Rowan had accrued $2.1 million toward future settlement of restricted stock units.

Performance shares are shares of Rowan common stock whose future issuance is contingent upon the achievement of certain performance criteria. During 2005, the Company awarded 99,500 performance shares to 12 key employees, under which as many as 199,000 (and as few as zero) shares of Rowan common stock will be issued in May 2008 depending upon the Company’s total stockholder return (TSR) in comparison to a selected industry peer group over the three-year period then ended. The Company measures and recognizes compensation expense at each period end using the market value of the common stock on the date of the award and the expected number of shares to be issued based upon Rowan’s relative TSR performance. Compensation expense of approximately $0.5 million was recognized during 2007 and no compensation expense was recognized during 2005 and 2006.

During 2006, the Company awarded 115,791 performance shares to 15 key employees, under which as many as 231,582 (and as few as zero) shares of Rowan common stock will be issued in April 2009 based upon an equal weighting of the Company’s TSR and return on investment (ROI) ranking versus a selected industry peer group over the three-year period then ended. With respect to the TSR metric, the Company estimated a fair value of $42.51 per share, which is being recognized as compensation expense over the three-year performance period. The total related compensation was measured at $2.5 million, of which $1.4 million had been recognized at December 31, 2007. With respect to the ROI metric, the Company estimated compensation expense using the market value of the common stock on the date of the award of $43.85 per share and the target number of shares to be issued. Compensation expense is re-measured annually using the expected number of shares to be issued based upon Rowan’s relative ROI performance. Compensation expense of $0.6 million recognized in 2006 was reversed following re-measurement in 2007.

During 2007, the Company awarded 91,068 performance shares to 6 key employees, under which as many as 182,136 (and as few as zero) shares of Rowan common stock will be issued in May 2010 based upon an equal weighting of the Company’s TSR and return on investment (ROI) ranking versus a selected industry peer group over the three-year period then ended. With respect to the TSR metric, the Company estimated a fair value of $36.88 per share, which is being recognized as compensation expense over the three-year performance period. The total related compensation was measured at $1.7 million, of which $0.4 million had been recognized at December 31, 2007. With respect to the ROI metric, the Company estimated compensation expense using the market value of the common stock on the date of the award of $38.70 per share and the target number of shares to be issued. The total related compensation was measured at $1.8 million, of which $0.4 million had been recognized at December 31, 2007. Compensation expense will be re-measured annually using the expected number of shares to be issued based upon Rowan’s relative ROI performance. During 2007, 20,811 of previously awarded performance shares were forfeited.

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options granted to employees generally become exercisable pro rata over a four-year service period, and all options not exercised expire ten years after the date of grant. Stock option activity for each of the last three years was as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Outstanding at January 1, 2005	5,473,751	$17.57
Granted	150,800	24.98
Exercised	(2,090,384)	15.91
Forfeited	(67,774)	15.93

Outstanding at December 31, 2005	3,466,393	18.93
Granted	63,402	43.85
Exercised	(488,230)	16.82
Forfeited	(14,807)	21.89

Outstanding at December 31, 2006	3,026,758	21.15
Granted	—	—
Exercised	(526,883)	20.81
Forfeited	(12,014)	18.51

Outstanding at December 31, 2007	2,487,861	$21.23

Exercisable at December 31, 2005	2,393,579	$18.85

Exercisable at December 31, 2006	2,353,668	$19.93

Exercisable at December 31, 2007	2,249,585	$20.42

The following table summarizes information about stock options outstanding at December 31, 2007.

		Weighted		Weighted
		Average	Weighted	Average
	Number of	Exercise	Average	Remaining
	Options	Price	Fair Value	Life (Years)

Outstanding:
$4.06 to $6.19	126,813	$4.72		2.5
$13.12 to $19.75	626,751	16.00		3.2
$21.19 to $22.00	907,945	21.33		5.0
$24.98 to $43.85	826,352	27.63		6.2

	2,487,861	$21.23	$12.13	4.8

Exercisable:
$4.06 to $6.19	126,813	$4.72
$13.12 to $19.75	626,751	16.00
$21.19 to $22.00	907,945	21.33
$24.98 to $32.00	588,076	27.11

	2,249,585	$20.42

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, Rowan had $1.4 million of unrecognized future compensation expense related to stock options.

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

During 2007, Rowan recognized stock-based compensation expense of $9.3 million under Statement 123R, including $2.5 million related to stock options, $5.7 million related to restricted stock and units and $1.1 million related to performance shares. Rowan estimates that the provisions of Statement 123R reduced the Company’s net income by approximately $1.6 million or $.01 per share during 2007. During 2006, Rowan recognized stock-based compensation expense of $12.5 million under Statement 123R, including $7.2 million related to stock options, $4.2 million related to restricted stock and units and $1.1 million related to performance shares. Rowan estimates that the provisions of Statement 123R reduced the Company’s net income by approximately $3.2 million or $.03 per share during 2006. The following table illustrates the estimated effects of Statement 123R on the Company’s total and per share amounts of net income in 2005 (in thousands, except per share amounts):

2005

Net income, as reported	$229,800
Stock-based compensation, net of related tax effects:
As recorded under APB 25	1,718
Pro forma under SFAS 123	(4,697)

Pro forma net income	$226,821

Net income per basic share:
As reported	$2.11

Pro forma	$2.09

Net income per diluted share:
As reported	$2.08

Pro forma	$2.06

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average per-share fair values at date of grant for options granted during 2006 and 2005 were estimated to be $18.48, and $10.10, respectively. The foregoing fair value estimates were determined using the Black-Scholes option valuation model with the following weighted average assumptions:

	2006	2005

Expected life in years	4.0	3.5
Risk-free interest rate	5.0%	3.9%
Expected volatility	51.1%	51.1%

Under the Rowan Companies, Inc. 1998 Convertible Debenture Incentive Plan, as amended, floating-rate subordinated convertible debentures totaling $30 million were issued by the Company. The debentures are initially convertible into preferred stock, which has no voting rights (except as required by law or the Company’s charter), no dividend and a nominal liquidation preference. The preferred stock is immediately convertible into common stock. At December 31, 2007, $3.5 million of the $4.8 million principal amount of Series A debentures issued in 1998, $3.0 million of the $4.8 million principal amount of Series B debentures issued in 1999, $8.6 million of the $9.6 million principal amount of Series C debentures issued in 2000, all $9.6 million principal amount of Series D debentures issued in 2001 and all $1.2 million principal amount of Series E debentures issued in 2001 were outstanding. The outstanding Series A, B, C, D and E debentures are collectively convertible into 1,027,011 shares of Rowan’s common stock.

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

NOTE 4.	OTHER CURRENT LIABILITIES

Other current liabilities consisted of (in thousands):

	December 31,
	2007	2006

Deferred revenues	$110,596	$146,230
Billings in excess of uncompleted contract costs and estimated profit	69,867	71,151
Accrued liabilities:
Income taxes	26,255	3,182
Compensation and related employee costs	84,859	49,767
Interest	7,903	8,936
Taxes and other	30,307	31,312

Total	$329,787	$310,578

The balance in Deferred revenues primarily reflects customer prepayments for products and services to be provided and lump-sum mobilization fees to be recognized during the next year. The balance also included $23.4 million at December 31, 2006 related to the sale of the Rowan-Midland. See Note 13 for further information regarding the sale of the Rowan-Midland.

The balance in Compensation and related employee costs includes estimated pension and other benefit plan funding contributions to be provided during the next year, which totaled $33 million at December 31, 2007 and

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$15 million at December 31, 2006. See Note 6 for further information regarding the Company’s pension and other benefit plans.

Taxes and other included accrued manufacturing warranty claims of $7.1 million at December 31, 2007 and $5.1 million at December 31, 2006. The balance at December 31, 2006 also included $9.0 million provided for fines and environmental fund payments made in 2007 in settlement of a Department of Justice investigation. See Note 9 for further information regarding the Company’s environmental matters.

NOTE 5.	RESTRICTIONS ON RETAINED EARNINGS

Rowan’s Title XI debt agreements contain financial covenants that limit the amount the Company may distribute to its stockholders. Under the most restrictive of such covenants, Rowan had approximately $253 million of retained earnings available for distribution at December 31, 2007. Subject to this and other restrictions, the Board of Directors will determine payment, if any, of future dividends or distributions in light of conditions then existing, including the Company’s earnings, financial condition and requirements, opportunities for reinvesting earnings, business conditions and other factors. See Note 14 for further information regarding the Company’s dividends.

NOTE 6.	BENEFIT PLANS

Since 1952, Rowan has sponsored defined benefit pension plans covering substantially all of its employees. In addition, Rowan provides health care and life insurance benefits for certain retired employees.

Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which required that the funded status of our pension and other postretirement benefit plans be fully recognized in our December 31, 2006 Consolidated Balance Sheet, had the effect of increasing our balances for Other liabilities, Deferred income taxes and Accumulated other comprehensive loss at that date by $67.1 million, $23.5 million and $43.6 million, respectively. Though balance sheet recognition is now required for the unamortized portion of gains and losses, prior service cost and transition assets, such amounts will continue to be excluded from net periodic benefits cost and included within other comprehensive income (loss).

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the funded status of the plans at December 31, 2007 and 2006 and the changes in plan assets and obligations during each of the years then ended (in thousands):

	Year Ended			Year Ended
	December 31, 2007			December 31, 2006
	Pension	Other		Pension	Other
	Benefits	Benefits	Total	Benefits	Benefits	Total

Benefit obligations:
Balance, January 1	$467,696	$74,526	$542,222	$440,884	$69,886	$510,770
Interest cost	28,965	4,085	33,050	25,299	3,901	29,200
Service cost	14,565	2,066	16,631	12,450	1,989	14,439
Actuarial (gain) loss	(12,628)	(6,097)	(18,725)	8,480	2,117	10,597
Plan amendment	—	—	—	(3,178)	—	(3,178)
Benefits paid	(17,851)	(2,824)	(20,675)	(16,239)	(3,367)	(19,606)

Balance, December 31	480,747	71,756	552,503	467,696	74,526	542,222

Plan assets:
Fair value, January 1	348,622	—	348,622	321,724	—	321,724
Actual return	15,701	—	15,701	36,908	—	36,908
Employer contributions	10,811	—	10,811	6,229	—	6,229
Benefits paid	(17,851)	—	(17,851)	(16,239)	—	(16,239)

Fair value, December 31	357,283	—	357,283	348,622	—	348,622

Net benefit liabilities	$(123,464)	$(71,756)	$(195,220)	$(119,074)	$(74,526)	$(193,600)

Amounts recognized in the Consolidated Balance Sheet:
Current assets — Trade and other receivables	$—	$—	$—	$—	$136	$136
Other current liabilities	(28,924)	(4,060)	(32,984)	(10,750)	(3,990)	(14,740)
Other liabilities	(94,540)	(67,696)	(162,236)	(108,324)	(70,672)	(178,996)

Net benefit liabilities	$(123,464)	$(71,756)	$(195,220)	$(119,074)	$(74,526)	$(193,600)

Net (expense) credit recognized in net benefit cost	$10,549	$(57,885)	$(47,336)	$29,768	$(53,569)	$(23,801)

Amounts not yet reflected in net periodic benefit cost:
Actuarial loss	(136,580)	(11,833)	(148,413)	(151,622)	(18,462)	(170,084)
Transition obligation	—	(3,311)	(3,311)	—	(3,973)	(3,973)
Prior service (cost) credit	2,567	1,273	3,840	2,780	1,478	4,258

Total accumulated other comprehensive loss	(134,013)	(13,871)	(147,884)	(148,842)	(20,957)	(169,799)

Net benefit liabilities	$(123,464)	$(71,756)	$(195,220)	$(119,074)	$(74,526)	$(193,600)

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rowan expects that the following amounts of Accumulated other comprehensive loss will be recognized as net periodic benefits cost in 2008 (in thousands):

	Pension	Other
	Benefits	Benefits	Total

Actuarial loss	$7,952	$280	$8,232
Transition obligation	—	662	662
Prior service cost (credit)	(215)	(205)	(420)

Total net increase	$7,737	$737	$8,474

Additional information related to Rowan’s pension plans are as follows (in thousands):

	December 31,
	2007	2006

Projected benefit obligation	$480,747	$467,696
Accumulated benefit obligation	422,403	421,628
Fair value of plan assets	357,283	348,622

Net periodic pension cost included the following components (in thousands):

	Year Ended December 31,
	2007	2006	2005

Service cost	$14,565	$12,450	$10,428
Interest cost	28,965	25,299	21,817
Expected return on plan assets	(26,615)	(24,759)	(23,701)
Recognized actuarial loss	13,328	13,348	10,586
Amortization of prior service cost	(213)	170	170

Total	$30,030	$26,508	$19,300

Other benefits cost included the following components (in thousands):

	Year Ended December 31,
	2007	2006	2005

Service cost	$2,066	$1,989	$1,816
Interest cost	4,085	3,901	3,521
Recognized actuarial loss	532	736	383
Amortization:
Transition obligation	662	662	662
Prior service cost	(205)	(204)	(204)

Total	$7,140	$7,084	$6,178

Assumptions used to determine benefit obligations were as follows:

	December 31,
	2007	2006

Discount rate	6.37 - 6.55%	5.82 - 5.92%
Rate of compensation increase	4.15%	4.15%

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used to determine net periodic benefit costs were as follows:

	Year Ended December 31,
	2007	2006	2005

Discount rate	5.82 - 5.92%	5.56 - 5.68%	5.75%
Expected return on plan assets	8.0%	8.0%	8.5%
Rate of compensation increase	4.15%	4.15%	4.0%

The assumed increase in per capita health care costs ranged from 10% for 2008 to 5% for 2013 and thereafter. A one-percentage-point change in assumed health care cost trend rates would change reported amounts as follows (in thousands):

	1-Percentage-Point Change
	Increase	Decrease

Increase (decrease) in:
Service and interest cost	$572	$(494)
Postretirement benefit obligation	4,900	(4,400)

The pension plans had weighted average asset allocations as follows:

	Allocation at December 31,
Asset Category	2007	2006

Rowan common stock	4%	3%
Other equity securities	67%	68%
Debt securities	28%	28%
Cash and other	1%	1%

Total	100%	100%

The pension plans have target allocations for plan investments that attempt to diversify assets among equity securities (60-80%) and fixed income and cash (20-40%) and reduce performance volatility. The target allocation to equities is further subdivided among the S&P index (15-25%), large cap value (5-15%), large cap growth (5-15%), small cap (5-15%), international (10-30%) and the Company’s stock (0-5%). The plans employ several active managers with proven long-term out-performance in their specific investment discipline and periodically reallocate assets in accordance with the allocation targets. The plans will attempt to remain fully invested and limit the amount of cash on hand.

To develop the expected long-term rate of return on assets assumption, Rowan considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the plans’ other asset classes and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based upon the current asset allocation to develop the expected long-term rate of return on assets assumption for the Plans, which was maintained at 8% at December 31, 2007, unchanged from December 31, 2006.

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rowan estimates that the plans will make the following annual payments for pension and other benefits based upon existing benefit formulas and including amounts attributable to future employee service (in millions):

Year Ended December 31,	Pension Benefits	Other Benefits

2008	$21.2	$4.1
2009	22.5	4.3
2010	23.8	4.6
2011	25.4	5.0
2012	26.9	5.1
2013-2017	161.1	30.5

Rowan currently expects to contribute approximately $33.0 million in 2008 for its pension and other benefit plans.

Rowan has cash bonus and profit sharing plans covering approximately 400 employees. At December 31, 2007, the Company had accrued approximately $11.4 million under such plans, most of which it expects to pay to eligible employees in 2008. At December 31, 2006, the Company had accrued approximately $7.2 million of bonus and profit sharing awards, most of which was paid to eligible employees in 2007.

Rowan also sponsors defined contribution plans covering substantially all employees. Rowan contributed to the plans about $5.2 million in 2007, $4.6 million in 2006, and $3.7 million in 2005.

NOTE 7.	INCOME TAXES

The detail of income tax provisions for continuing operations is presented below (in thousands):

	Year Ended December 31,
	2007	2006	2005

Current:
Federal	$171,556	$69,447	$6,708
Foreign	24,705	11,936	6,535
State	3,617	1,008	454

Total current provision	199,878	82,391	13,697
Deferred	55,408	93,986	113,936

Total	$255,286	$176,377	$127,633

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rowan’s provision for income taxes differs from that determined by applying the federal income tax rate (statutory rate) to income from continuing operations before income taxes, as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Statutory rate	35%	35%	35%
Tax at statutory rate	$258,680	$172,674	$120,915
Increase (decrease) due to:
State tax expense	2,083	(89)	2,324
Domestic production activities	(5,489)	(2,400)	—
Research and development tax credit	(818)	(1,318)	—
Nondeductible environmental charge	—	3,150	—
Foreign companies’ operations	(146)	(534)	1,126
Valuation allowance	—	—	(3,363)
Repatriation of foreign earnings	—	—	2,851
Other — net	976	4,894	3,780

Total provision	$255,286	$176,377	$127,633

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31, 2007 and 2006, were as follows (in thousands):

	December 31,
	2007		2006
	Current	Non-Current	Current	Non-Current

Deferred tax assets:
Accrued employee benefit plan costs	$13,753	$57,244	$4,892	$59,355
Rig relocation operations — net	14,080	—	4,628	—
Installment sale of rig	—	—	6,049	—
Other	699	3,967	2,852	8,543

Net deferred tax assets	28,532	61,211	18,421	67,898

Deferred tax liabilities:
Property, plant and equipment	—	468,727	—	410,149
Other	5,572	5,415	—	4,814

	5,572	474,142	—	414,963

Deferred tax asset (liability) — net	$22,960	$(412,931)	$18,421	$(347,065)

Management has determined that no valuation allowances were necessary at December 31, 2007 and 2006, as anticipated future tax benefits relating to all deferred income tax assets are expected to be fully realized when measured against a more likely than not standard.

Undistributed earnings of Rowan’s foreign subsidiaries in the amount of approximately $34 million could potentially be subjected to additional income taxes of approximately $9 million. The Company has not provided any deferred income taxes on such undistributed foreign earnings because it considers such earnings to be permanently invested abroad.

Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), clarified accounting for income taxes by defining the minimum recognition threshold a tax position is

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to meet before being recognized in the financial statements. The Company’s adoption of FIN 48 effective January 1, 2007, yielded a $1.6 million decrease in Retained earnings and a $5.5 million increase in Other liabilities as of that date.

At December 31, 2007 and January 1, 2007, Rowan had $3.4 and $3.6 million, respectively, of net unrecognized tax benefits, all of which would reduce the Company’s income tax provision if recognized. The Company does not expect to recognize significant increases or decreases in unrecognized tax benefits during the next 12 months.

The following table highlights the changes in the Company’s has gross unrecognized tax benefits during 2007 (in millions):

Gross unrecognized tax benefits — January 1, 2007	$5.5
Gross increases — tax positions in prior period	—
Gross decreases — tax positions in prior period	(.5)
Gross increases — current period tax positions	—
Settlements	—
Lapse of statute of limitations	—

Gross Unrecognized Tax Benefit — 12/31/2007	$5.0

Interest and penalties relating to income taxes are included in current income tax expense. Accrued interest and penalties at January 1, 2007 were $0.2 million and $0.1 million, respectively. At December 31, 2007, both amounts were $0.3 million. To the extent accrued interest and penalties relating to uncertain tax positions are not actually assessed, such accruals will be reversed and the reversals will reduce the Company’s overall income tax provision.

Rowan’s U.S. federal tax returns for 2001 and subsequent years remain subject to examination by tax authorities. Various state tax returns for 2003 and subsequent years remain open for examination. In the Company’s foreign tax jurisdictions, returns for 2005 and subsequent years remain open for examination. During 2007, The Internal Revenue Service closed an examination of a foreign subsidiary’s 2004 U.S. Federal Income Tax Return resulting in no adjustment. Rowan is undergoing routine tax examinations in various foreign, U.S. federal, state and local taxing jurisdictions in which the Company has operated. These examinations cover various tax years and are in various stages of finalization. Rowan believes that any income taxes ultimately assessed by any foreign, U.S. federal, state and local taxing authorities will not materially exceed amounts for which the Company has already provided.

Income from continuing operations before income taxes consisted of $722.4 million, $467.2 million, and $326.3 million of domestic earnings, and $16.7 million, $26.2 million, and $19.2 million of foreign earnings in 2007, 2006, and 2005, respectively.

Income tax payments exceeded refunds by $156.9 million in 2007, $97.7 million in 2006 and $9.2 million in 2005.

NOTE 8.	FAIR VALUES OF FINANCIAL INSTRUMENTS

At December 31, 2007, the carrying amounts of Rowan’s cash and cash equivalents, receivables and payables approximated their fair values due to the short maturity of such financial instruments. The carrying amount of the Company’s floating-rate debt approximated its fair value at December 31, 2007 as such instruments bear short-term, market-based interest rates. The fair value of Rowan’s fixed-rate debt at December 31, 2007 was estimated to be approximately $274 million, or a $9 million premium to carrying value, based upon available market information and appropriate valuation methods.

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	COMMITMENTS AND CONTINGENT LIABILITIES

During 1984 and 1985, Rowan sold two cantilever jack-ups, the Rowan-Halifax and the Cecil Provine, and leased each rig back under operating leases with initial lease periods that expired during 2000. At that time, Rowan exercised its option to extend each lease for a period of seven and one-half years, into 2008, with semi-annual lease payments equal to one-half of the weighted average lease payments made during the original lease periods.

Rowan has exercised a second renewal option on the Cecil Provine operating lease for one additional year through June 2009. The semi-annual lease payment for that additional year will reflect a fair market value charter rate determined through a joint appraisal process. The Company believes that the lease payment may increase from its current level of $4.9 million per year, although the amount is not presently determinable. Under the extended lease agreement, the Company retains additional lease and purchase options for the Cecil Provine.

In September 2005, the Rowan-Halifax was lost during Hurricane Rita. The rig was insured for $43.4 million, a value the Company believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of its equipment installed on the rig. However, the owner of the rig claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value. Thus, the Company assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment. On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas. The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig. The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make Rowan liable to the owner for the approximately $40 million difference between the owner’s claim and the insurance coverage, plus interest and costs. The Company continues to believe that its interpretation of the charter agreement is correct and is vigorously pursuing an appeal to overturn the summary judgment ruling. The Company does not believe, therefore, that it is probable that Rowan has incurred a loss, nor one that is estimable, and has made no accrual for such at December 31, 2007.

The Company has other operating leases covering offices and computer equipment. Net rental expense under all operating leases was $15.4 million in 2007, $14.2 million in 2006, and $19.0 million in 2005.

At December 31, 2007, the future minimum payments to be made under noncancelable operating leases were as follows (in millions):

2008	$7.5
2009	3.8
2010	2.4
2011	0.8
2012	0.3
Later years	—

Total	$14.8

Rowan periodically employs letters of credit or other bank-issued guarantees in the normal course of its businesses, and was contingently liable for performance under such agreements to the extent of approximately $38 million at December 31, 2007.

During 2005, Rowan lost three additional offshore rigs and incurred significant damage on another rig as a result of Hurricanes Katrina and Rita. Since that time, the Company has been working to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way. At December 31, 2007, Rowan had incurred $156.1 million of costs related to such efforts, of which $96.6 million had been reimbursed through insurance, leaving $59.4 million included in

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables. The Company has since received another $35.5 million of insurance reimbursements. The Company expects to incur additional costs in the near term to fulfill its obligations to remove wreckage and debris in amounts that will depend on the extent and nature of work ultimately required and the duration thereof. Previously, the Company reported the filing of a lawsuit styled Rowan Companies, Inc. vs. Certain Underwriters at Lloyd’s and Insurance Companies Subscribing to Cover Note ARS 4183 in the 215th Judicial District Court of Harris County, Texas. The lawsuit was withdrawn following the agreement by such underwriters to reimburse Rowan for the reasonable cost of removing wreckage and debris remaining on the drilling locations. Rowan also previously reported that certain of its insurance underwriters at higher limits of liability had notified the Company that they were reserving their right to deny coverage for any costs incurred in wreckage and debris removal activities that they believed were outside the scope of their policy. This “reservation of rights” letter has now been withdrawn and Rowan’s coverage for costs at these higher limits of liability has been reaffirmed. At this time, the Company believe that it has adequate insurance coverage and will be reimbursed for costs incurred and to be incurred.

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

During 2004, Rowan learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U.S. Department of Justice (DOJ) had begun conducting a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated at locations in the Gulf of Mexico. As part of an amended Plea agreement entered into with the DOJ on November 8, 2007, under which Rowan pled guilty to three felony charges relating to operations on the Rowan-Midland between 2002 and 2004, the Company paid a fine of $7 million and made community service payments totaling $2 million to various organizations. In anticipation of such payments, the Company recognized a $9 million charge to its fourth quarter 2006 operations. Under the amended Plea agreement, Rowan is subject to unsupervised probation for a period of three years, during which time the Company must ensure that it commits no further criminal violations of federal, state, or local laws or regulations and must also continue to implement its comprehensive Environmental Management System Plan. Subsequent to the conduct at issue, the Company sold the Rowan-Midland to a third party.

The Environmental Protection Agency has approved a compliance agreement with Rowan which, among other things, contains a certification that the conditions giving rise to the violations to which the Company entered guilty pleas have been corrected. If Rowan fully complies with the terms of the compliance agreement, the Company believes that it will not be suspended or debarred from entering into or participating in contracts with the U.S. Government or any of its agencies.

On January 3, 2008, a civil lawsuit styled State of Louisiana, ex. rel. Charles C. Foti, Jr. , Attorney General vs. Rowan Companies, Inc. was filed in the Eastern District Court of Texas, Marshall Division, seeking damages, civil penalties and costs and expenses for alleged commission of maritime torts and violations of environmental and other laws and regulations involving the Rowan-Midland and other facilities in areas in or near Louisiana. The Company intends to vigorously defend its position in this case but cannot estimate any potential liability at this time.

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

In June 2007, Rowan received a subpoena for documents from the U.S. District Court in the Eastern District of Louisiana relating to a grand jury hearing. The agency requesting the information is the U.S. Department of the

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interior, Office of Inspector General Investigations. The documents requested include all records relating to use of the Company’s entertainment facilities and entertainment expenses for a former employee of the Minerals Management Service, U.S. Department of Interior and other records relating to items of value provided to any official or employee of the U.S. Government. The Company fully cooperated with the subpoena and has received no further requests.

The construction of Rowan’s fourth Tarzan Class jack-up rig, the J. P. Bussell, was originally subcontracted to an outside Gulf of Mexico shipyard, Signal International LLC (Signal), and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million. As a result of various problems encountered on the project, the expected completion of the rig is now at least one year behind schedule and its expected final cost is at least 20% over the original estimate. Accordingly, Rowan has recently declared Signal in breach of contract and initiated court proceedings styled Rowan Companies, Inc. and LeTourneau Technologies, Inc. vs. Signal International LLC in the 269th Judicial District Court of Harris County, Texas to relocate the rig to the Company’s Sabine Pass, Texas facility for completion by its Drilling Products and Systems segment and to recover the cost to complete the rig over and above the agreed contract price, plus interest. It is anticipated that Signal will file a counterclaim against Rowan, alleging breach of contract and claiming damages for amounts owed and additional costs incurred totaling in excess of $20 million. The Company intends to vigorously defend its rights under the contract. The Company does not believe that it is probable that Rowan has incurred a loss, nor one that is estimable, and has made no accrual for such at December 31, 2007.

Rowan is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. The Company believes that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 10.	SEGMENTS OF BUSINESS

Rowan has three principal operating segments: the contract drilling of oil and gas wells, both onshore and offshore (“Drilling”), and two manufacturing segments. The Drilling Products and Systems segment provides equipment, parts and services for the drilling industry including jack-up rigs, rig kits and related components and parts, mud pumps, drawworks, top drives, rotary tables, other rig equipment, variable-speed motors, drives and other electrical components featuring AC, DC and Switch Reluctance technologies. The Mining, Forestry and Steel Products segment includes large-wheeled mining and timber equipment and related parts and carbon and alloy steel and steel plate.

Pursuant to Statement of Financial Accounting Standards No. 131, Rowan’s reportable segments reflect an aggregation of separately managed, strategic business units for which financial information is separately prepared and monitored based upon qualitative and quantitative factors. The Company evaluates segment performance based upon income from operations. In the prior year, the Company reported one manufacturing segment and that information has been adjusted to conform to the current year presentation. The accounting policies of each segment are as described in Rowan’s summary of significant accounting policies within Note 1. The following tables exclude information pertaining to Rowan’s boat operations, which were sold in 2005. See Note 12 for more information regarding the Company’s discontinued operations.

Drilling services are provided in domestic and foreign areas, and Rowan classifies its drilling rigs as domestic or foreign based upon the rig’s operating location. Accordingly, drilling rigs operating in or offshore the United States are considered domestic assets and rigs operating in other areas are deemed foreign assets. At December 31, 2007, nine offshore rigs and 29 land rigs were located in domestic areas and 12 offshore rigs were located in foreign areas. Manufacturing operations are primarily conducted in Longview and Houston, Texas and Vicksburg, Mississippi, though products are shipped throughout the United States and to many foreign locations.

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets are ascribed to a segment based upon their direct use. Rowan’s total assets are identified by operating segment, and its fixed assets are shown geographically as follows (in thousands):

	December 31,
	2007	2006	2005

Consolidated assets:
Drilling	$3,140,456	$2,871,640	$2,601,708
Manufacturing:
Drilling Products and Systems	499,225	391,346	232,901
Mining, Forestry and Steel Products	235,624	172,412	140,574

Total manufacturing	734,849	563,758	373,475

Total consolidated assets	$3,875,305	$3,435,398	$2,975,183

Property, plant and equipment — net:
Domestic	$1,481,474	$1,145,642	$1,093,183
Europe	580,963	406,648	422,952
Middle East	399,062	359,495	—
Canada	336	193,880	201,768
Other foreign	25,976	27,561	2,831

Total property, plant and equipment — net	$2,487,811	$2,133,226	$1,720,734

Information regarding revenues and profitability by operating segment is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Revenues:
Drilling services	$1,382,571	$1,067,448	$775,356
Manufacturing:
Drilling Products and Systems	498,620	241,020	105,094
Mining, Forestry and Steel Products	213,830	202,266	188,332

Total manufacturing	712,450	443,286	293,426

Consolidated revenues	$2,095,021	$1,510,734	$1,068,782

Income from operations:
Drilling services	$661,789	$447,706	$332,926
Manufacturing:
Drilling Products and Systems	42,968	23,486	(7,817)
Mining, Forestry and Steel Products	29,116	14,502	15,490

Total manufacturing	72,084	37,988	7,673

Consolidated income from operations	$733,873	$485,694	$340,600

Excluded from the preceding table are the effects of transactions between segments, which are recorded at cost. During 2007, 2006, and 2005, Rowan’s manufacturing division provided approximately $263 million, $230 million, and $118 million, respectively, of products and services to the drilling division. Certain administrative costs are allocated between segments generally based upon revenues.

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign-source revenues were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Drilling services:
Middle East	$400,422	$115,182	$—
Europe	249,608	121,457	88,878
Trinidad	79,233	21,230	—
Canada	(1,186)	58,587	26,221
Manufacturing — Mining, Forestry and Steel Products, primarily Australia	68,272	22,373	27,763

Total foreign-source revenues	$796,349	$338,829	$142,862

During 2007, one customer, Saudi Aramco, accounted for 13% of the Company’s consolidated revenues. During 2006 and 2005, no customer accounted for more than 10% of consolidated revenues.

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

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain other financial information for each of Rowan’s principal operating segments is summarized as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Depreciation and amortization:
Drilling	$101,802	$77,519	$69,376

Manufacturing:
Drilling Products and Systems	$11,660	$8,156	$6,111
Mining, Forestry and Steel Products	5,334	4,296	5,717

Total manufacturing	$16,994	$12,452	$11,828

Capital Expenditures:
Drilling	$436,894	$457,493	$192,282

Manufacturing:
Drilling Products and Systems	$25,931	$25,794	$10,785
Mining, Forestry and Steel Products	15,726	25,966	5,400

Total manufacturing	$41,657	$51,760	$16,185

Repairs and Maintenance:
Drilling	$105,936	$83,636	$62,440

Manufacturing:
Drilling Products and Systems	$15,779	$11,566	$7,793
Mining, Forestry and Steel Products	12,373	7,056	6,156

Total manufacturing	$28,152	$18,622	$13,949

NOTE 11.	RELATED PARTY TRANSACTIONS

A Rowan director serves as Of Counsel for a law firm that represents Rowan on certain matters and to which the Company paid approximately $279,000, $143,000 and $923,000 for legal fees and expenses in 2007, 2006 and 2005, respectively. Rowan believes that the fees reflected market rates and the services were approved by the Company’s Board of Directors.

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

ROWAN COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes Rowan’s marine vessel and aviation operating results for each of the past three years, the net effects of which have been presented as discontinued operations in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2007	2006	2005

Revenues	$—	$—	$14,556
Income from operations	—	1,953	18,914
Net income	—	1,269	11,963

The amount shown for Income from operations in 2005 includes the $20.7 million pre-tax gain on the sale of the Company’s marine vessel business.

NOTE 13.	ASSET DISPOSITIONS

During 2005, Rowan received approximately $109 million in connection with the sale or hurricane-related loss of various offshore drilling rigs. In September of that year, the Company sold one of its oldest jack-up rigs, the Rowan-Texas, for approximately $45 million in cash, after selling expenses. During the fourth quarter, the Company received approximately $51 million in insurance proceeds related to the loss of its jack-up drilling rigs Rowan-New Orleans, Rowan-Odessa and Rowan-Fort Worth during Hurricanes Katrina and Rita.

In October 2005, Rowan agreed to sell its only semi-submersible rig, the Rowan-Midland, for approximately $60 million in cash. Payment for the rig occurred over a 15-month period ending in January 2007, at which point the title to the rig was transferred to the buyer. The Company retained ownership of much of the drilling equipment on the rig, which was sold in 2006 and 2007, and continued to provide (through February 2007) a number of operating personnel under a separate services agreement. The transaction was accounted for as a sales-type lease with the expected gain on the sale and imputed interest income of approximately $46 million deferred until the net book value of the rig had been recovered. During 2007, the Company received all remaining payments totaling $23.4 million and recognized such amount as additional gain on the sale.

NOTE 14.	SUBSEQUENT EVENT

On January 31, 2008, the Board of Directors of the Company declared a cash dividend of $.10 per share of common stock that will be paid on February 29, 2008 to stockholders of record on February 14, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rowan Companies, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Rowan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2008

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

Our assessment included an evaluation of the design of our internal control over financial reporting relative to COSO and testing of the operational effectiveness of our internal control over financial reporting. Based upon our assessment, we have concluded that our internal controls over financial reporting were effective as of December 31, 2007.

/s/ D. F. MCNEASE D. F. McNease Chairman of the Board, President and Chief Executive Officer	/s/ W. H. WELLS W. H. Wells Vice President, Finance and Chief Financial Officer

February 27, 2008	February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rowan Companies, Inc.
Houston, Texas

We have audited the internal control over financial reporting of Rowan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2008

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following unaudited information for the quarters ended March 31, June 30, September 30 and December 31, 2006 and 2007 includes, in the Company’s opinion, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of such amounts (in thousands except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006:
Revenues	$299,787	$382,886	$417,114	$410,947
Income from operations	89,529	165,958	131,402	98,805
Income from continuing operations	59,105	109,691	85,771	62,410
Income from discontinued operations	—	—	1,269	—
Net income	59,105	109,691	87,040	62,410
Per share amounts:
Income from continuing operations — Basic	.54	.99	.78	.57
Income from continuing operations — Diluted	.53	.98	.77	.56
Income from discontinued operations — Basic	—	—	.01	—
Income from discontinued operations — Diluted	—	—	.01	—
Net income — Basic	.54	.99	.79	.57
Net income — Diluted	.53	.98	.78	.56

2007:
Revenues	$462,254	$507,004	$502,201	$623,562
Income from operations	131,999	194,896	198,093	208,885
Income from continuing operations	86,353	128,124	130,849	138,474
Income from discontinued operations	—	—	—	—
Net income	86,353	128,124	130,849	138,474
Per share amounts:
Income from continuing operations — Basic	.78	1.16	1.18	1.24
Income from continuing operations — Diluted	.77	1.14	1.16	1.23
Income from discontinued operations — Basic	—	—	—	—
Income from discontinued operations — Diluted	—	—	—	—
Net income — Basic	.78	1.16	1.18	1.24
Net income — Diluted	.77	1.14	1.16	1.23

The sum of the per share amounts for the quarters may not equal the per share amounts for the full year since the quarterly and full year per share computations are made independently.

The amounts shown in the table above for Income (loss) from discontinued operations reflect the aggregate after-tax results of our aviation and boat operations for each period, in total and on a per share basis. See Note 12 of the Notes to Consolidated Financial Statements beginning on page 75 of this Form 10-K for further information regarding the Company’s discontinued operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

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

Our management’s assessment is that the Company did maintain effective ICFR as of December 31, 2007 within the context of the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and that the Company did not have a material change in ICFR during the fourth fiscal quarter of 2007.

Management’s report on the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 is set forth on page 78 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption “Election of Directors.” Such information is incorporated herein by reference.

Information concerning our executive officers appears in PART I, ITEM 4A, EXECUTIVE OFFICERS OF THE REGISTRANT, beginning on page 23 of this Form 10-K.

Information concerning our Audit Committee will appear in our Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption “Committees of the Board of Directors.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in our Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning director and executive compensation will appear in our Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the captions “Director Compensation and Attendance,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” and “Executive Compensation.” Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of management will appear in our Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

The business address of all directors is the principal executive offices of the Company as set forth on the cover page of this Form 10-K.

The following table provides information about our common stock that may be issued upon the exercise of options and rights or the conversion of debentures under all of our existing equity compensation plans as of December 31, 2007.

	Number of Securities		Weighted Average		Number of
	to be Issued upon Exercise		Exercise Price of		Securities
	of Outstanding Options,		Outstanding Options,		Available for
Plan Category	Warrants and Rights		Warrants and Rights		Future Issuance

Equity compensation plans approved by security holders	3,514,872	(a)	$23.07	(a)	2,239,393	(b)
Equity compensation plans not approved by security holders	—		—		—

Total	3,514,872		$23.07		2,239,393

(a)	Includes the following equity compensation plans: the Restated 1988 Nonqualified Stock Option Plan, as amended, had options for 2,221,759 shares of common stock outstanding at December 31, 2007 with a weighted average exercise price of $20.33 per share; the 1998 Nonemployee Directors Stock Option Plan had options for 86,000 shares of common stock outstanding at December 31, 2007 with a weighted average exercise price of $22.80 per share; the 1998 Convertible Debenture Incentive Plan, as amended, had $25.9 million of employee debentures outstanding at December 31, 2007, convertible into 1,027,011 shares of common stock at a weighted average conversion price of $27.50 per share and the 2005 Long-Term Incentive Plan (LTIP) had options for 180,102 shares of common stock outstanding at December 31, 2007 with a weighted average (a) exercise price of $31.62 per share.

(b)	Amount reflects shares of common stock available for issuance under the LTIP. Amount (1) includes the issuance of 82,720 restricted stock units to our non-employee directors, of which 73,830 remain outstanding, and (2) assumes the issuance of 285,548 shares in connection with outstanding performance awards, under which up to 571,096 shares collectively may be issued as follows, depending upon the Company’s total shareholder return and/or return on investment over the three-year periods then ended: from 0 to 183,178 shares in May 2008, from 0 to 205,782 shares in April 2009 and from 0 to 182,136 shares in May 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning director and executive compensation will appear in our Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption “Additional Information — Certain Transactions.” Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal account fees and services will appear in our Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, in the last paragraph under the caption “Audit Committee Report.” Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements

See Part II, Item 8. Financial Statements and Supplementary Data beginning on page 46 of this Form 10-K.

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

3. Exhibits:

Unless otherwise indicated below as being incorporated by reference to another filing of the Company with the Securities and Exchange Commission, each of the following exhibits is filed herewith:

3a	Restated Certificate of Incorporation dated February 17, 1984, incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491) and Exhibits 4a, 4b, 4c, 4d, 4e, 4f, 4g, 4h and 4i below.
3b	Bylaws amended as of February 19, 2008, incorporated by reference to Form 8-K filed February 22, 2008 (File No. 1-5491).
4a	Certificate of Change of Address of Registered Office and of Registered Agent dated July 25, 1984, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).
4b	Certificate of Amendment of Certificate of Incorporation dated April 24, 1987, incorporated by reference to Exhibit 4.5 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).
4c	Certificate of Designation of the Series A Junior Preferred Stock dated March 2, 1992, incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A/A filed on February 12, 2002 (File No. 1-5491).
4d	Certificate of Designation of (and Certificate of Correction related thereto) the Series A Preferred Stock dated August 5, 1998 and January 28, 1999, respectively, incorporated by reference to Exhibit 4.8 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).
4e	Certificate of Designation of the Series B Preferred Stock dated June 24, 1999, incorporated by reference to Exhibit 4d to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
4f	Certificate of Designation of the Series C Preferred Stock dated July 28, 2000, incorporated by reference to Exhibit 4.10 to Registration Statement No. 333-44874 on Form S-8 (File No. 1-5491).
4g	Certificate of Designation of the Series D Preferred Stock dated May 22, 2001, incorporated by reference to Exhibit 4.11 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002 (File No. 1-5491).
4h	Certificate of Designation of the Series E Preferred Stock dated October 30, 2001, incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002 (File No. 1-5491).
4i	Amended and Restated Rights Agreement, dated as of January 24, 2002, between Rowan and Computershare Trust Co. Inc. as Rights Agent, incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A/A filed on March 21, 2003 (File No. 1-5491).
4j	Specimen Common Stock certificate, incorporated by reference to Exhibit 4k to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
4k	Form of Promissory Note dated April 24, 1998 between purchasers of Series A Floating Rate Subordinated Convertible Debentures due 2008 and Rowan, incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).
4l	Form of Promissory Note dated April 22, 1999 between purchasers of Series B Floating Rate Subordinated Convertible Debentures due 2009 and Rowan, incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).

4m	Form of Promissory Note date April 27, 2000 between purchasers of Series C Floating Rate Subordinated Convertible Debentures due 2010 and Rowan, incorporated by reference to Exhibit 4n to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).
4n	Form of Promissory Note date April 26, 2001 between the purchaser of Series D Floating Rate Subordinated Convertible Debentures due 2011 and Rowan, incorporated by reference to Exhibit 4p to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
4o	Form of Promissory Note date September 20, 2001 between the purchaser of Series E Floating Rate Subordinated Convertible Debentures due 2011 and Rowan, incorporated by reference to Exhibit 4q to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
10a	Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Appendix C to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491) and Form of Stock Option Agreement related thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).
10b	1998 Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491) and Form of Stock Option Agreement related thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).
10c	1998 Convertible Debenture Incentive Plan, incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491) and Form of Debenture related thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).
10d	Pension Restoration Plan, incorporated by reference to Exhibit 10h to Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).
10e	Pension Restoration Plan of LeTourneau, Inc., a wholly owned subsidiary of the Company, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).
10f	Participation Agreement dated December 1, 1984 between Rowan and Textron Financial Corporation et al. and Bareboat Charter dated December 1, 1984 between Rowan and Textron Financial Corporation et al., incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).
10g	Participation Agreement dated December 1, 1985 between Rowan and Eaton Leasing Corporation et. al. and Bareboat Charter dated December 1, 1985 between Rowan and Eaton Leasing Corporation et. al., incorporated by reference to Exhibit 10d to Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).
10h	Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1984 between Rowan and Textron Financial Corporation et al, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
10i	Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1985 between Rowan and Eaton Leasing Corporation et. al, incorporated by reference to Exhibit 10k to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
10j	Commitment to Guarantee Obligations dated December 17, 1996 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla V), incorporated by reference to Exhibit 10t to Form 10-K for fiscal year ended December 31, 1996 (File No. 1-5491).
10k	Amendment No. 1 dated June 30, 1997 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla V), incorporated by reference to Exhibit 10p to 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).
10l	Amendment No. 2 dated July 1, 1998 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla V), incorporated by reference to Exhibit 10o to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).

10m	Credit Agreement and Trust Indenture both dated December 17, 1996 between Rowan and Citibank, N.A. (relating to Gorilla V), incorporated by reference to Exhibit 10u to Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).
10n	Amendment No. 1 to the Credit Agreement and Supplement No. 1 to Trust Indenture both dated July 1, 1997 between Rowan and Citibank, N.A. (relating to Gorilla V), incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).
10o	Supplement No. 2 dated July 1, 1998 to Trust Indenture between Rowan and Citibank, N.A. (relating to Gorilla V), incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).
10p	Commitment to Guarantee Obligations dated September 29, 1998 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla VI), incorporated by reference to Exhibit 10a to Form 10-Q for fiscal quarter ended September 30, 1998 (File No. 1-5491).
10q	Credit Agreement and Trust Indenture both dated September 29, 1998 between Rowan and Citibank, N.A. (relating to Gorilla VI), incorporated by reference to Exhibit 10b to Form 10-Q for the fiscal quarter ended September 30, 1998 (File No. 1-5491).
10r	Amendment No. 1 dated March 15, 2001 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla VI), incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).
10s	Supplement No. 1 dated March 15, 2001 to Trust Indenture between Rowan and Citibank, N.A. (relating to Gorilla VI), incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).
10t	Commitment to Guarantee Obligations dated October 29, 1999 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla VII), incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
10u	Credit Agreement and Trust Indenture both dated October 29, 1999 between Rowan and Citibank, N.A. (relating to Gorilla VII), incorporated by reference to Exhibit 10w to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
10v	Amendment No. 1 dated June 30, 2003 to the Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla VII), incorporated by reference to Exhibit 10x to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
10w	Supplement No. 1 dated June 30, 2003 to Trust Indenture between Rowan and Citibank, N.A. (relating to Gorilla VII), incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
10x	Commitment to Guarantee Obligations dated May 23, 2001 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to the Bob Palmer, formerly Gorilla VIII), incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
10y	Credit Agreement and Trust Indenture both dated May 23, 2001 between Rowan and Citibank, N.A. (relating to the Bob Palmer, formerly Gorilla VIII), incorporated by reference to Exhibit 10z to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
10z	Commitment to Guarantee Obligations dated May 28, 2003 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to the Scooter Yeargain), incorporated by reference to Exhibit 10bb to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
10aa	Credit Agreement and Trust Indenture both dated May 28, 2003 between Rowan and Citibank, N.A. (relating to the Scooter Yeargain), incorporated by reference to Exhibit 10cc to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).

10bb	Amendment No. 1 dated June 15, 2005 to the Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to the Scooter Yeargain), incorporated by reference to Exhibit 10a to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).
10cc	Supplement No. 1 dated June 15, 2005 to Trust Indenture between Rowan and Citibank, N.A. (relating to the Scooter Yeargain), incorporated by reference to Exhibit 10b to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).
10dd	Commitment to Guarantee Obligations dated May 28, 2003 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to the Bob Keller, formerly Tarzan II), incorporated by reference to Exhibit 10dd to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
10ee	Credit Agreement and Trust Indenture both dated May 28, 2003 between Rowan and Citibank, N.A. (relating to the Bob Keller, formerly Tarzan II), incorporated by reference to Exhibit 10ee to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
10ff	Amendment No. 1 dated March 28, 2005 to Credit Agreement between Rowan and Citibank, N.A. (relating to the Bob Keller, formerly Tarzan II), incorporated by reference to Exhibit 10a to Form 10-Q for the quarterly period ended March 31, 2005 (File No. 1-5491).
10gg	Amendment No. 2 dated May 4, 2005 to Credit Agreement between Rowan and Citibank, N.A. (relating to the Bob Keller, formerly Tarzan II), incorporated by reference to Exhibit 10b to Form 10-Q for the quarterly period ended March 31, 2005 (File No. 1-5491).
10hh	Rowan Companies, Inc. Short-Term Incentive Plans, incorporated by reference to Exhibit 10.1 to Form 8-K filed May 4, 2006 (File No. 1-5491).
10ii	Memorandum Agreement dated January 26, 2006 between Rowan and C. R. Palmer, incorporated by reference to Exhibit 10jj to Form 10-K for fiscal year ended December 31, 2005 (File No. 1-5491).
10jj	Rowan Companies, Inc. 2005 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed May 10, 2005 (File No. 1-5491) and Form of Non-Employee Director 2005 Restricted Stock Unit Grant, Form of Non-Employee Director 2006 Restricted Stock Unit Grant, Form of 2005 Restricted Stock Grant Agreement, Form of 2005 Nonqualified Stock Option Agreement, of 2005 Performance Share Award Agreement related thereto, each incorporated by reference to Exhibits 10c, 10d, 10e, 10f and 10g, respectively, to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).
10kk	Change in Control Agreement and Change in Control Supplement for the Rowan Companies, Inc. Restated 1988 Nonqualified Stock Option Plan and the 2005 Rowan Companies, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed December 20, 2007 (File 1-5491).
14	Code of Business Conduct for Senior Financial Officers of the Company, incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
21	Subsidiaries of the Registrant as of February 27, 2008.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 2007.
31a	Rule 13a-14(a)/15d-14(a) Certification (Section 302 of the Sarbanes-Oxley Act of 2002).
31b	Rule 13a-14(a)/15d-14(a) Certification (Section 302 of the Sarbanes-Oxley Act of 2002).
32	Section 1350 Certifications (furnished under Section 906 of the Sarbanes-Oxley Act of 2002).
99	Annual CEO Certification to the New York Stock Exchange.

*	Only portions specifically incorporated herein are deemed to be filed.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Compensatory plans in which Rowan’s directors and executive officers participate are listed as follows:

•	Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Appendix C to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491).

•	1998 Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

•	1998 Convertible Debenture Incentive Plan, incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491).

•	Pension Restoration Plan, incorporated by reference to Exhibit 10i to Form 10-K for the fiscal year ended December 31, 1992 (File 1-5491).

•	Pension Restoration Plan of LeTourneau, Inc., a wholly owned subsidiary of the Company, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

•	Profit Sharing Plan.

•	Bonus Plan.

•	2005 Long-Term Incentive Plan.

•	Change in Control Agreement and Change in Control Supplement for the Rowan Companies, Inc. Restated 1988 Nonqualified Stock Option Plan and the 2005 Rowan Companies, Inc. Long-Term Incentive Plan incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed December 20, 2007 (File 1-5491).

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

Date: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ D. F. MCNEASE (D. F. McNease)	Chairman of the Board, President and Chief Executive Officer	February 27, 2008

/s/ W. H. WELLS (W. H. Wells)	Principal Financial Officer	February 27, 2008

/s/ GREGORY M. HATFIELD (Gregory M. Hatfield)	Principal Accounting Officer	February 27, 2008

/s/ *R. G. CROYLE (R. G. Croyle)	Director	February 27, 2008

/s/ *WILLIAM T. FOX III (William T. Fox III)	Director	February 27, 2008

/s/ *SIR GRAHAM HEARNE (Sir Graham Hearne)	Director	February 27, 2008

/s/ *JOHN R. HUFF (John R. Huff)	Director	February 27, 2008

/s/ *ROBERT E. KRAMEK (Robert E. Kramek)	Director	February 27, 2008

(Frederick R. Lausen)	Director	February , 2008

/s/ *H. E. LENTZ (H. E. Lentz)	Director	February 27, 2008

Signature	Title	Date

/s/ *LORD MOYNIHAN (Lord Moynihan)	Director	February 27, 2008

/s/ *P. DEXTER PEACOCK (P. Dexter Peacock)	Director	February 27, 2008

*By:	/s/ D. F. MCNEASE
(D. F. McNease,
Attorney-in-Fact)

EXHIBIT INDEX

Footnote	Exhibit
Reference	Number	Exhibit Description

(1)	3a	Restated Certificate of Incorporation of the Company, dated February 17, 1984, incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491) and Exhibits 4a, 4b, 4c, 4d, 4e, 4f, 4g 4h and 4i.
(1)	3b	Bylaws amended as of February 19, 2008, incorporated by reference to Form 8-K filed February 22, 2008 (File No. 1-5491).
(1)	4a	Certificate of Change of Address of Registered Office and of Registered Agent dated July 25, 1984, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).
(1)	4b	Certificate of Amendment of Certificate of Incorporation dated April 24, 1987, incorporated by reference to Exhibit 4.5 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).
(1)	4c	Certificate of Designation of the Company’s Series A Junior Preferred Stock dated March 2, 1992 incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-84369 on Form 8A/A filed on February 12, 2002 (File No. 1-5491).
(1)	4d	Certificate of Designation of (and Certificate of Correction related thereto) the Company’s Series A Preferred Stock dated August 5, 1998 and January 28, 1999, respectively, incorporated by reference to Exhibit 4.8 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).
(1)	4e	Certificate of Designation of the Company’s Series B Preferred Stock dated June 24, 1999, incorporated by reference to Exhibit 4d to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
(1)	4f	Certificate of Designation of the Series C Preferred Stock dated July 28, 2000, incorporated by reference to Exhibit 4.10 to Registration Statement No. 333-44874 on Form S-8 (File No. 1-5491).
(1)	4g	Certificate of Designation of the Series D Preferred Stock dated May 22, 2001, incorporated by reference to Exhibit 4.11 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002 (File No. 1-5491).
(1)	4h	Certificate of Designation of the Series E Preferred Stock dated October 30, 2001, incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002 (File No. 1-5491).
(1)	4i	Amended and Restated Rights Agreement, dated January 24, 2002, between the Company and Citibank, N.A. as Rights Agent incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A/A filed on February 12, 2002 (File No. 1-5491).
(1)	4j	Specimen Common Stock certificate, incorporated by reference to Exhibit 4k to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
(1)	4k	Form of Promissory Note date April 24, 1998 between the purchasers of Series A Floating Rate Subordinated Convertible Debentures due 2008 and the Company, incorporated by reference to Exhibit 4h to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).
(1)	4l	Form of Promissory Note date April 22, 1999 between the purchasers of Series B Floating Rate Subordinated Convertible Debentures due 2009 and the Company incorporated by reference to Exhibit 4j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
(1)	4m	Form of Promissory Note date April 27, 2000 between purchasers of Series C Floating Rate Subordinated Convertible Debentures due 2010 and Rowan incorporated by reference to Exhibit 4n to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).
(1)	4n	Form of Promissory Note date April 26, 2001 between the purchaser of Series D Floating Rate Subordinated Convertible Debentures due 2011 and Rowan, incorporated by reference to Exhibit 4p to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
(1)	4o	Form of Promissory Note date September 20, 2001 between the purchaser of Series E Floating Rate Subordinated Convertible Debentures due 2011 and Rowan, incorporated by reference to Exhibit 4q to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).

Footnote	Exhibit
Reference	Number	Exhibit Description

(1)	10a	Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Appendix C to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491) and Form of Stock Option Agreement related thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).
(1)	10b	1998 Nonemployee Director Stock Option Plan of the Company incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491) and Form of Stock Option Agreement related thereto thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).
(1)	10c	1998 Convertible Debenture Incentive Plan, incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491) and Form of Debenture related thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).
(1)	10d	Pension Restoration Plan of the Company incorporated by reference to Exhibit 10h to Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).
(1)	10e	Pension Restoration Plan of LeTourneau, Inc incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).
(1)	10f	Participation Agreement dated December 1, 1984 between the Company and Textron Financial Corporation et al. and Bareboat Charter dated December 1, 1984 between the Company and Textron Financial Corporation et al. incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).
(1)	10g	Participation Agreement dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al. and Bareboat Charter dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al. incorporated by reference to Exhibit 10d to Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).
(1)	10h	Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1984 between the Company and Textron Financial Corporation et. al., incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
(1)	10i	Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al., incorporated by reference to Exhibit 10K to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
(1)	10j	Commitment to Guarantee Obligations and First Preferred Ship Mortgage both dated December 17, 1996 between the Company and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10t to Form 10-K for fiscal year ended December 31, 1996 (File No. 1-5491).
(1)	10k	Amendment No. 1 dated June 30, 1997 to Commitment to Guarantee Obligations between the Company and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10p to Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).
(1)	10l	Amendment No. 2 dated July 1, 1998 to Commitment to Guarantee Obligations between the Company and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10o to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).
(1)	10m	Credit Agreement and Trust Indenture both dated December 17, 1996 between the Company and Citibank, N.A. incorporated by reference to Exhibit 10u to Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).
(1)	10n	Amendment No. 1 to the Credit Agreement and Supplement No. 1 to Trust Indenture both dated July 1, 1997 between the Company and Citibank, N.A. incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).

Footnote	Exhibit
Reference	Number	Exhibit Description

(1)	10o	Supplement No. 2 dated July 1, 1998 to Trust Indenture between the Company and Citibank, N.A, incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).
(1)	10p	Commitment to Guarantee Obligations and First Preferred Ship Mortgage both dated September 29, 1998 between the Company and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10a to Form 10-Q for fiscal quarter ended September 30, 1998 (File No. 1-5491).
(1)	10q	Credit Agreement and Trust Indenture both dated September 29, 1998 between the Company and Citibank, N.A. incorporated by reference to Exhibit 10b to Form 10-Q for the fiscal quarter ended September 30, 1998 (File No. 1-5491).
(1)	10r	Amendment No. 1 dated March 15, 2001 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).
(1)	10s	Supplement No. 1 dated March 15, 2001 to Trust Indenture between Rowan and Citibank, N.A. incorporated by reference to Exhibit 10w to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).
(1)	10t	Commitment to Guarantee Obligations dated October 29, 1999 and First Preferred Ship Mortgage between the Company and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
(1)	10u	Credit Agreement and Trust Indenture both dated October 29, 1999 between the Company and Citibank, N.A., incorporated by reference to Exhibit 10w to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
(1)	10v	Amendment No. 1 dated June 30, 2003 to the Commitment to Guarantee Obligations between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10x to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
(1)	10w	Supplement No. 1 dated June 30, 2003 to Trust Indenture between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
(1)	10x	Commitment to Guarantee Obligations dated May 23, 2001 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
(1)	10y	Credit Agreement and Trust Indenture both dated May 23, 2001 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10z to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
(1)	10z	Commitment to Guarantee Obligations dated May 28, 2003 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10bb to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
(1)	10aa	Credit Agreement and Trust Indenture both dated May 28, 2003 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10cc to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
(1)	10bb	Amendment No. 1 dated June 15, 2005 to the Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10a to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).
(1)	10cc	Supplement No. 1 dated June 15, 2005 to Trust Indenture between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10b to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).

Footnote	Exhibit
Reference	Number	Exhibit Description

(1)	10dd	Commitment to Guarantee Obligations dated May 28, 2003 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation , incorporated by reference to Exhibit 10dd to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
(1)	10ee	Credit Agreement and Trust Indenture both dated May 28, 2003 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10ee to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
(1)	10ff	Amendment No. 1 dated March 28, 2005 to Credit Agreement between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10a to Form 10-Q for the quarterly period ended March 31, 2005 (File No. 1-5491).
(1)	10gg	Amendment No. 2 dated May 4, 2005 to Credit Agreement between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10b to Form 10-Q for the quarterly period ended March 31, 2005 (File No. 1-5491).
(1)	10hh	Rowan Companies, Inc. Short-Term Incentive Plans, incorporated by reference to Exhibit 10.1 to Form 8-K filed May 4, 2006 (File No. 1-5491).
(1)	10ii	Memorandum Agreement dated January 26, 2006 between Rowan and C. R. Palmer incorporated by reference to Exhibit 10jj to Form 10-K for fiscal year ended December 31, 2005 (File No. 1-5491).
(1)	10jj	Rowan Companies, Inc. 2005 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed May 10, 2005 (File No. 1-5491) and Form of Non-Employee Director 2005 Restricted Stock Unit Grant, Form of Non-Employee Director 2006 Restricted Stock Unit Grant, Form of 2005 Restricted Stock Grant Agreement, Form of 2005 Nonqualified Stock Option Agreement, of 2005 Performance Share Award Agreement related thereto, each incorporated by reference to Exhibits 10c, 10d, 10e, 10f and 10g, respectively, to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).
(1)	10kk	Change in Control Agreement and Change in Control Supplement for the Rowan Companies, Inc. Restated 1988 Nonqualified Stock Option Plan and the 2005 Rowan Companies, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed December 20, 2007 (File 1-5491).
(1)	14	Code of Business Conduct for Senior Financial Officers of the Company, incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
(2)	21	Subsidiaries of the Registrant as of February 27, 2008.
(2)	23	Consent of Independent Registered Public Accounting Firm.
(2)	24	Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 2007.
(2)	31a	Rule 13a-14(a)/15d-14(a) Certification (Section 302 of the Sarbanes-Oxley Act of 2002).
(2)	31b	Rule 13a-14(a)/15d-14(a) Certification (Section 302 of the Sarbanes-Oxley Act of 2002).
(2)	32	Section 1350 Certifications (Section 906 of the Sarbanes-Oxley Act of 2002).
(2)	99	Annual CEO Certification to the New York Stock Exchange.

(1)	Incorporated herein by reference to another filing of the Company with the Securities and Exchange Commission.

(2)	Included herein.