Form 10-Q
period 2008-03-31
ROWAN COMPANIES INC
filed 2008-05-09
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

The number of shares of common stock, $.125 par value, outstanding at April 30, 2008 was 112,608,946.

ROWAN COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$288,926	$284,458
Receivables - trade and other	438,417	478,017
Inventories - at cost:
Raw materials and supplies	351,756	343,023
Work-in-progress	160,219	112,924
Finished goods	523	416
Prepaid expenses and other current assets	43,102	61,169
Deferred tax assets - net	22,926	22,960
Total current assets	1,305,869	1,302,967

RESTRICTED CASH	-	50,000

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	2,845,489	2,798,250
Manufacturing plant and equipment	250,798	244,731
Construction in progress	498,441	373,534
Other property and equipment	118,996	128,312
Total	3,713,724	3,544,827
Less accumulated depreciation and amortization	1,086,731	1,057,016
Property, plant and equipment - net	2,626,993	2,487,811

GOODWILL AND OTHER ASSETS	33,646	34,527

TOTAL	$3,966,508	$3,875,305

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$64,922	$64,922
Accounts payable - trade	103,754	100,880
Deferred revenues	106,994	110,596
Billings in excess of uncompleted contract costs and estimated profit	54,236	69,867
Accrued compensation and related employee costs	84,388	84,859
Other current liabilities	78,602	64,465
Total current liabilities	492,896	495,589

LONG-TERM DEBT - less current maturities	401,775	420,482

OTHER LIABILITIES	195,965	197,865

DEFERRED INCOME TAXES - net	422,371	412,931

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
Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
Common stock, $.125 par value:
Authorized 150,000,000 shares; issued 111,973,879 shares at March 31, 2008 and
111,288,285 shares at December 31, 2007	13,997	13,911
Additional paid-in capital	1,029,661	1,012,214
Retained earnings	1,506,947	1,419,417
Cost of 25,139 treasury shares	(979)	(979)
Accumulated other comprehensive loss	(96,125)	(96,125)
Total stockholders' equity	2,453,501	2,348,438

TOTAL	$3,966,508	$3,875,305

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For The Three Months
	Ended March 31,
	2008	2007
	(Unaudited)
REVENUES:
Drilling services	$340,421	$288,254
Manufacturing sales and services	145,068	174,000
Total	485,489	462,254

COSTS AND EXPENSES:
Drilling operations (excluding items shown below)	156,539	146,816
Manufacturing operations (excluding items shown below)	126,164	157,539
Depreciation and amortization	33,091	27,644
Selling, general and administrative	27,399	22,357
Gain on disposals of property and equipment	(5,375)	(24,101)
Total	337,818	330,255

INCOME FROM OPERATIONS	147,671	131,999

OTHER INCOME (EXPENSE):
Interest expense	(5,566)	(6,681)
Less interest capitalized	4,839	1,507
Interest income	3,175	5,449
Other - net	335	295
Other income - net	2,783	570

INCOME BEFORE INCOME TAXES	150,454	132,569
Provision for income taxes	51,829	46,216

NET INCOME	$98,625	$86,353

PER SHARE AMOUNTS:
Net income - basic	$.88	$.78
Net income - diluted	$.88	$.77

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For The Three Months
	Ended March 31,
	2008	2007
	(Unaudited)
CASH PROVIDED BY (USED IN):
Operations:
Net income	$98,625	$86,353
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	33,091	27,644
Deferred income taxes	9,474	10,476
Provision for pension and postretirement benefits	7,972	8,296
Stock-based compensation expense	2,731	1,787
Contributions to pension plans	(221)	(173)
Postretirement benefit claims paid	(712)	(512)
Gain on disposals of property, plant and equipment	(5,375)	(24,101)
Changes in current assets and liabilities:
Receivables- trade and other	39,600	47,216
Inventories	(56,135)	(49,492)
Other current assets	18,067	6,417
Accounts payable	(24,814)	(33,430)
Income taxes payable	15,194	17,519
Deferred revenues	(3,602)	6,833
Billings in excess of uncompleted contract costs and estimated profit	(15,631)	3,094
Other current liabilities	(1,528)	3,026
Net changes in other noncurrent assets and liabilities	(8,090)	19,291
Net cash provided by operations	108,646	130,244

Investing activities:
Capital expenditures	(156,156)	(69,423)
Proceeds from disposals of property, plant and equipment	16,656	24,235
Change in restricted cash balance	50,000	106,077
Net cash provided by (used in) investing activities	(89,500)	60,889

Financing activities:
Repayments of borrowings	(18,707)	(18,707)
Payment of cash dividends	(11,095)	(11,025)
Proceeds from stock option and convertible debenture plans and other	15,124	775
Net cash used in financing activities	(14,678)	(28,957)

INCREASE IN CASH AND CASH EQUIVALENTS	4,468	162,176
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	284,458	258,041
CASH AND CASH EQUIVALENTS, END OF PERIOD	$288,926	$420,217

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.
The consolidated financial statements of Rowan Companies, Inc. (“Rowan” or “the Company”) included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission.  Certain information and notes have been condensed or omitted as permitted by those rules and regulations.  Rowan believes that the disclosures included herein are adequate, but suggests that you read these consolidated financial statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Rowan believes the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2008 and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007.  Rowan’s results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the full year.

2.	Rowan’s computations of basic and diluted income per share for the three months ended March 31, 2008 and 2007 are as follows (in thousands except per share amounts):

	2008	2007

Weighted average shares of common stock outstanding	111,463	110,487
Dilutive securities:
Stock options	892	804
Convertible debentures	221	214
Weighted average shares for diluted calculations	112,576	111,505

Net income	$ 98,625	$ 86,353
Net income per share:
Basic	$ .88	$ .78
Diluted	$ .88	$ .77

Rowan had 2,098,337 and 2,971,160 stock options outstanding at March 31, 2008 and 2007, respectively.  Another 726,393 and 1,105,718 shares, respectively, were issuable at those dates through the conversion of debentures.

3.
Rowan had no items of other comprehensive income during the three months ended March 31, 2008 and 2007.  Interest payments (net of amounts capitalized) were $2.5 million and $6.9 million for the three months ended March 31, 2008 and 2007, respectively.  Tax payments (net of refunds) were $69.1 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively.

Stock-based compensation expense was $2.7 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively.  At March 31, 2008, Rowan had approximately $13 million of unrecognized future stock-based compensation expense.

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

The following table presents certain financial information of Rowan by operating segment as of March 31, 2008 and 2007 (in millions).

	Total Assets		Goodwill
	2008	2007	2008	2007

Drilling	$3,204.5	$2,925.5	$1.5	$1.5
Manufacturing:
Drilling Products and Systems	529.5	453.2	10.9	10.9
Mining, Forestry and Steel Products	232.5	175.9	-	-
Total	$3,966.5	$3,554.6	$12.4	$12.4

The following table presents certain financial information of Rowan by operating segment for the three months ended March 31, 2008 and 2007 (in millions).

	2008	2007
Revenues:
Drilling	$340.4	$288.3
Manufacturing:
Drilling Products and Systems	91.1	120.1
Mining, Forestry and Steel Products	54.0	53.9
Total	$485.5	$462.3

Income from operations:
Drilling	$143.6	$125.8
Manufacturing:
Drilling Products and Systems	1.7	0.4
Mining, Forestry and Steel Products	2.4	5.8
Total	$147.7	$132.0

Excluded from the preceding table are the effects of transactions between segments.  During the three months ended March 31, 2008 and 2007, the Drilling Products and Systems segment of Rowan’s manufacturing division provided approximately $82 million and $41 million, respectively, of products and services to its drilling division.

Assets are ascribed to a segment based upon their direct use.  Rowan classifies its drilling rigs as domestic or foreign based upon the rig’s operating location.  Accordingly, drilling rigs operating in or offshore the United States are considered domestic assets and rigs operating in other areas are deemed foreign assets.  At March 31, 2008, the Company had eight offshore rigs and 29 land rigs located in domestic areas and 13 offshore rigs located in foreign areas.

Foreign source revenues for the three months ended March 31, 2008 and 2007 were as follows (in millions):

	2008	2007

Drilling:
Middle East	$109.6	$64.9
Europe	44.4	46.3
Trinidad and other	49.6	15.9
Mining, Forestry and Steel Products - Australia	8.2	7.7
Total	$211.8	$134.8

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

The following table summarizes the status of Rowan’s long-term construction projects in process at March 31, 2008 and December 31, 2007 (in millions):

	March 31,	December 31,
	2008	2007

Total contract value of long-term projects (1)	$240.6	$238.9
Payments received	182.5	156.8
Revenues recognized	130.2	87.6
Costs recognized	85.5	56.6
Payments received in excess of revenues recognized	52.3	69.2

Billings in excess of uncompleted contract costs and estimated profit	$54.2	$69.8

Uncompleted contract costs and estimated profit in excess of billings (included in other current assets)	$1.9	$0.6

(1) Includes projects in progress and those not yet begun for which Rowan has received advanced payments.

During the three months ended March 31, 2008, Rowan recognized approximately $42.6 million of manufacturing revenues and $28.9 million of manufacturing costs related to long-term construction projects on the percentage-of-completion basis.

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

7.
Since 1952, Rowan has sponsored defined benefit pension plans covering substantially all of its employees.In addition, Rowan provides certain health care and life insurance benefits for retired drilling and aviation employees.

During the first quarter of 2008, Rowan contributed $0.9 million toward its pension and other benefit plans.  Rowan currently expects to make additional payments totaling approximately $38 million during the remainder of 2008 for pension plan contributions and other benefit claims.

Rowan amended the benefit formula for new drilling plan entrants effective January 1, 2008 in order to reduce the rate at which the plan’s liabilities are growing, though the Company expects to make additional pension contributions over the next several years even if plan assets perform as expected.  Benefits paid from Rowan’s pension plans are expected to average more than $28 million annually over the next ten years.

Net periodic pension cost for the three months ended March 31, 2008 and 2007 included the following components (in thousands):

	2008	2007

Service cost	$3,370	$3,070
Interest cost	7,650	6,238
Expected return on plan assets	(7,281)	(6,105)
Recognized actuarial loss	2,499	3,291
Amortization of prior service cost	(63)	55
Total	$6,175	$6,549

Other benefits cost for the three months ended March 31, 2008 and 2007 included the following components (in thousands):

	2008	2007

Service cost	$509	$490
Interest cost	1,104	962
Recognized actuarial loss	70	163
Amortization of transition obligation	165	181
Amortization of prior service cost	(51)	(49)
Total	$1,797	$1,747

8.
During the third quarter of 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig.  However, the owner of the rig claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value.  Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment.  On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig.  The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make Rowan liable for the approximately $40 million difference between the owner’s claim and the insurance coverage, plus interest and costs.  The Company continues to believe its interpretation of the charter agreement is correct and is vigorously pursuing an appeal to overturn the summary judgment ruling in the Texas Court of Appeals. The Company does not, therefore, believe that it is probable that it has incurred a loss, nor one that is estimable, and has made no accrual for such at March 31, 2008.

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

In June 2007, the Company received a subpoena for documents from the U.S. District Court in the Eastern District of Louisiana relating to a grand jury hearing.  The agency requesting the information is the U.S. Department of the Interior, Office of Inspector General Investigations.  The documents requested include all records relating to use of the Company entertainment facilities and entertainment expenses for a former employee of the Minerals Management Service, U.S. Department of Interior, and other records relating to items of value provided to any official or employee of the U.S. Government.  The Company has fully cooperated with the subpoena and has received no further requests.

The construction of Rowan’s fourth Tarzan Class jack-up rig, the J. P. Bussell, was originally subcontracted to an outside Gulf of Mexico shipyard, Signal International LLC (Signal), and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million.  As a result of various problems encountered on the project, the expected completion of the rig is now at least one year behind schedule and its expected final cost is at least 20% over the original estimate.  Accordingly, Rowan declared Signal in breach of contract and initiated court proceedings styled Rowan Companies, Inc. and LeTourneau Technologies, Inc. vs. Signal International LLC in the 269th Judicial District Court of Harris County, Texas to recover the cost to complete the rig over and above the agreed contract price, as well as other damages, plus interest.  Signal filed a counterclaim against the Company, alleging breach of contract and claiming unspecified damages for amounts owed and additional costs incurred.  Based upon correspondence and other information received from Signal, the Company believes Signal will pursue a claim for damages totaling in excess of $20 million.  The Company intends to vigorously defend and prosecute its rights under the contract.  The Company does not believe that it is probable that Rowan has incurred a loss, nor one that is estimable, and has made no accrual for such at March 31, 2008.

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

On March 31, 2008, in connection with Rowan’s policy renewal, the additional security provisions were modified.  The Company’s minimum restricted cash balance was reduced from $50 million to zero.  The Company’s unrestricted cash requirement was reduced from $31 million to $25 million.  The Company remains subject to restrictions on the use of certain insurance proceeds should it experience further losses.  Each of these additional security provisions will be released by MARAD if Rowan is able to obtain windstorm coverage that satisfies the original terms of its debt agreements.

10.
On January 8, 2008, Steel Partners II, L.P., which currently reports beneficial ownership of approximately 9.4% of the Company's common stock, delivered a notice to the Company nominating three candidates to stand for election to the Company’s Board of Directors at the 2008 Annual Meeting of Stockholders.

Following discussions between the Company and Steel Partners, on March 30, 2008, the Company and Steel Partners entered into a letter agreement (the “Agreement”) pursuant to which Steel Partners withdrew its slate of three nominees and agreed not to engage in the solicitation of proxies in connection with the 2008 Annual Meeting.  The Agreement provides that if the Company does not monetize its wholly-owned manufacturing subsidiary, LTI, by December 31, 2008, either Warren Lichtenstein or another person designated by Steel Partners will be added to the Company’s Board of Directors effective January 1, 2009.  The Company also agreed that if the LTI monetization is accomplished through an initial public offering of LTI’s shares or a private sale of LTI, the Company will repurchase at least $400 million of its outstanding common stock.

The Company will reimburse Steel Partners for its reasonable, documented, out-of-pocket expenses incurred in connection with Steel Partners’ intended solicitation of proxies from the Company’s stockholders at the Annual Meeting and the negotiation of the Agreement, in an aggregate amount not to exceed $100,000.

11.
Our adoption, effective January 1, 2008, of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements, did not have a material impact on our financial statements.

Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115. SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, did not have a material impact on our financial statements.

12.
Effective May 1, 2008, we agreed to purchase the offshore drilling rig Cecil Provine for $119 million in cash, following the conclusion of our current operating lease on or about July 7, 2008, and subject to execution of a definitive purchase and sale agreement and all applicable government and regulatory approvals.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Rowan generated net income of $98.6 million in the first quarter of 2008, compared to $86.4 million in the same period of 2007.  This improvement was largely due to effects of rig fleet additions and increased average drilling day rates between periods.

The following table highlights Rowan’s operating results from drilling, manufacturing and consolidated operations for the first quarters of 2008 and 2007, respectively (dollars in millions):

			Manufacturing
			Drilling Products		Mining, Forestry and
	Drilling		and Systems		Steel Products		Consolidated
	2008	2007	2008	2007	2008	2007	2008	2007

Revenues	$340.4	$288.3	$91.1	$120.1	$54.0	$53.9	$485.5	$462.3
Percent of total	70%	62%	19%	26%	11%	12%	100%	100%

Operating costs (excluding	$156.5	$146.8	$80.8	$114.0	$45.4	$43.5	$282.7	$304.3
items shown below)
Percent of revenues	46%	51%	89%	95%	84%	81%	58%	66%

Depreciation expense	$29.2	$24.1	$2.4	$2.2	$1.5	$1.4	$33.1	$27.7
Percent of revenues	9%	8%	3%	2%	3%	3%	7%	6%

SG&A expenses	$16.5	$15.7	$6.2	$3.6	$4.7	$3.1	$27.4	$22.4
Percent of revenues	5%	5%	7%	3%	9%	6%	6%	5%

Income from operations	$143.6	$125.8	$1.7	$0.4	$2.4	$5.8	$147.7	$132.0
Percent of revenues	42%	44%	2%	0%	4%	11%	30%	29%

Net income							$98.6	$86.4

As shown in the preceding table, our consolidated income from operations increased by $15.7 million or 12%, when comparing the first quarters of 2008 and 2007, on a $23.2 million or 5% increase in revenues between periods.

Drilling operations – Our drilling operations generated a $52.1 million or 18% increase in revenues between periods.  Our average offshore day rate was $159,700 during the first quarter of 2008, compared to $143,300 in the first quarter of 2007.  Our offshore fleet was 91% utilized during the first quarter of 2008, compared to 84% in the first quarter of 2007, with much of that downtime in each period associated with rigs that were being prepared for long-term assignments overseas.  We realized 158 or 10% more revenue-producing days between periods, and foreign operations contributed 61% of the total during the first quarter of 2008, up from 50% in the first quarter of 2007.

Our fleet of 29 land rigs was 89% utilized during the first quarter of 2008, compared to 92% in the first quarter of 2007, though revenue-producing days increased by 204 or 9% due to the addition of four new rigs between periods.  Our average day land rates were $23,200 during the first quarter of 2008, compared to $23,900 in the first quarter of 2007.

Drilling expenses during the first quarter of 2008 increased by $9.7 million or 7% over the first quarter of 2007 due to higher labor, overhead, rig maintenance and towing costs associated with our redeployment of several offshore rigs to foreign markets and the growth in our land rig fleet between periods.  Drilling depreciation expense increased by $5.1 million or 21% between periods due primarily to the rig additions discussed above.  Selling, general and administrative expenses incurred by our Drilling segment increased by $0.8 million or 5% between periods due primarily to incremental incentive-based compensation associated with the segment’s improved operating results.

Our Drilling operations included $5.4 million of gains on property and equipment disposals during the first quarter of 2008, compared to $24.1 million during the first quarter of 2007, with the prior-year amount primarily due to collections relating to the October 2005 sale of our semi-submersible rig.

Thus, our Drilling operations yielded a $17.8 million or 14% improvement in operating income between periods.

Drilling Products and Systems – Revenues decreased by $29.0 million or 24% between periods primarily due to the completion in June 2007 of our $130 million external rig construction project.  This project had contributed revenues of $25.9 million during the first quarter of 2007.  Revenues also included the following fluctuations between periods:

·	$42.6 million recognized on six rig kit projects in 2008, up from $13.4 million in 2007;
·	$19.7 million from shipments of land rigs and component packages in 2008, up from $16.5 million in 2007;
·	$7.3 million from parts sales in 2008, down from $9.0 million in 2007;
·	$5.9 million from 9 mud pumps shipped in 2008, down from $15.3 million and 18 pumps in 2007;
·	$4.7 million related to drive and control system packages in 2008, down from $9.9 million in 2007;
·	$1.4 million from custom fabrication work in 2008, down from $19.8 million in 2007.

Our product revenues are greatly influenced by the timing of shipments, and our first quarter 2008 revenues were adversely impacted by land rig shipment delays.  Our profitability is impacted by the mix of product sales.  Original equipment sales, for example, have traditionally yielded lower margins than the related after-market parts sales.  A rig construction project takes longer to complete and involves a significantly greater labor effort than a rig kit, and thus typically yields a lower margin.  Our first quarter 2007 Drilling Products and Systems operating results included an $11.3 million loss on the external rig construction project.  Thus, as is shown in the preceding table, our average margin on operating costs increased to 11% of revenues in 2008 from 5% in 2007.

Depreciation expense incurred by Drilling Products and Systems increased by $0.2 million or 9% between periods, due to machinery, equipment and building additions to expand capacity at our manufacturing facilities.  Selling, general and administrative costs increased by $2.6 million or 72% between periods, due to higher selling-related expenses, incremental staffing and increased amounts of professional fees and other shared administrative costs that are allocated between our manufacturing segments based upon revenues.

Our Drilling Products and Systems operating results exclude the effects of approximately $82 million of products and services provided to our drilling division during the first quarter of 2008, most of which was attributable to construction progress on the Company’s three in-process newbuild jack-ups, the J. P. Bussell, Rowan-Mississippi and Ralph Coffman, compared to about $41 million in the same period of 2007.

Mining, Forestry and Steel Products – Revenues increased by $0.1 million or less than 1% between periods.  Shipments of front-end mining loaders and log stackers totaled five units during the first quarter of 2008, compared to eight units in the first quarter of 2007.  Parts sales increased by $3.2 million or 22% between periods to $17.4 million during the first quarter of 2008.  Revenues from steel plate sales totaled $15.1 million during the first quarter of 2008, up by $5.3 million or 54% between periods.  The increased proportion of smaller and lower-margin loaders sales contributed to the decline in our average margin on operating costs, to 16% of revenues in 2008 from 19% in 2007.

Depreciation expense incurred by Mining, Forestry and Steel Products increased by $0.1 million or 7% between periods, due to the expansion of our steel mill along with machinery and equipment additions to increase capacity at our manufacturing facilities.  Selling, general and administrative costs increased by $1.6 million or 52% between periods, due to higher selling-related expenses.

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

Currently, the worldwide jack-up market appears to be as strong as it’s ever been, with over 90% of the competitive fleet under contract.  In addition, the expected demand for jack-ups exceeds the current supply of rigs in the Middle East, Southeast Asia, West Africa and the Mediterranean.  We believe that these markets will absorb many of the more than 80 newbuild jack-up rigs scheduled for delivery during 2008-2011, though the migration of high specification drilling equipment from mature jack-up markets like the Gulf of Mexico and the North Sea may also continue in the near-term. Our term contracts obtained over the past two years in the Middle East, North Sea and West Africa have brought significantly more global diversification and revenue visibility to our drilling operations and we will continue to pursue overseas assignments that we believe will maximize the contribution of our offshore rigs and enhance our operating results.

The 2005 hurricanes caused tremendous damage to drilling and production equipment and facilities throughout the Gulf Coast, and we suffered a significant loss of prospective revenues from the total destruction of four rigs.  During 2006, there was a noticeable decline in demand for drilling equipment that coincided with the onset of hurricane season in June and grew more pronounced as growing natural gas inventories caused prices to weaken during the third and early fourth quarters.  This ultimately forced jack-up contractors, including Rowan, to accept reduced rates in certain cases in order to keep less capable rigs fully utilized.  These conditions – reduced drilling opportunities during hurricane season and natural gas price volatility – were repeated in 2007, and utilization and day rates for available rigs weakened further over the last half of the year.  Currently, Gulf of Mexico rig demand remains well below peak 2006 levels, but appears to be strengthening.  We are encouraged by early 2008 developments in the ultra deep gas market; specifically, our contract to re-enter the Blackbeard Prospect with the Gorilla IV and the commencement of drilling on the Eldorado Prospect by the Bob Palmer.

This increased global demand for drilling equipment in recent years has led to greater requirements for parts, supplies and people, which have in turn increased the cost of each.  In addition, drilling equipment running near capacity for extended periods ultimately requires more extensive maintenance and repairs.  We expect these inflationary pressures to continue throughout 2008 which, unless we are able to recover the increased costs through higher day rates, will impair our future operating results.  In addition, the cost of insurance in the Gulf of Mexico is still significantly higher than it was in 2005.  Though we were recently able to obtain further rate reductions for our offshore operations and fleet, the cost of our coverage is still much higher than the pre-storm level even after we assumed more of the risk of certain losses.  On the other hand, our relocation of rigs from the Gulf of Mexico has helped to offset the increase in insurance rates.

Thus, our drilling operations are currently benefiting from predominantly favorable market conditions worldwide and are profitable.  There is no assurance, however, that such conditions will be sustained beyond the near-term or that our drilling operations will remain profitable.  The market may not be able to fully absorb the more than 80 jack-ups currently under construction or on order for delivery by 2011, and our drilling operations will be adversely affected if market conditions otherwise deteriorate.  Additionally, as previously reported, we have recently committed to build six additional jack-up rigs over the next three years, giving us nine total rigs either under construction or on order at present.  We currently anticipate funding construction of all these rigs through operating cash flows, but will consider attractive financing alternatives.  If market conditions deteriorate, our cash flows may be insufficient, and we could be forced to accept unfavorable financing terms in order to complete construction.

Our manufacturing operations are also impacted by world commodities prices; in particular, prices for copper, iron ore, coal and gold.  In addition, the prospects for our Drilling Products and Systems segment are closely tied to the condition of the overall drilling industry and its demand for equipment, parts and services.  Many commodity prices continue to be at or near historically high levels due to strong worldwide demand.

Our external manufacturing backlog, which consists of executed contracts and customer commitments, was approximately $437 million at March 31, 2008, compared to $462 million at March 31, 2007, and included $367 million from Drilling Products and Systems.  The backlog featured $184 million associated with land rigs and component packages that should be delivered in 2008, $110 million related to seven long-term rig kit construction projects in-process that are expected to run through early 2009 and the remaining $143 million related to mining loaders, log stackers, ad-hoc drilling equipment and related parts orders that we expect to fulfill during 2008.  As noted previously, our first quarter 2008 revenues were adversely impacted by land rig shipment delays.  We believe this to be a short-term timing issue and remain confident that we will achieve our stated goal of $900 million of external revenues in 2008.

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

On March 31, 2008, we announced that our Board of Directors had decided to pursue a monetization of our investment in manufacturing operations during 2008.  We do not expect to disclose further developments regarding the process until the completion of a review and decision by the Board regarding a transaction or course of action.  In connection with this announcement, we also agreed that if the monetization is accomplished through an initial public offering or a private sale of our manufacturing operations, we will repurchase at least $400 million of our outstanding common stock.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios as of March 31, 2008 and December 31, 2007 is as follows (dollars in millions):

	March 31,	December 31,
	2008	2007
Cash and cash equivalents	$288.9	$284.5
Current assets	$1,305.9	$1,303.0
Current liabilities	$492.9	$495.6
Current ratio	2.65	2.63
Current maturities of long-term debt	$64.9	$64.9
Long-term debt	$401.8	$420.5
Stockholders’ equity	$2,453.5	$2,348.4
Long-term debt/total capitalization	.14	.15

Reflected in the comparison above are the effects of the following sources and uses of cash and cash equivalents during the first quarter of 2008, with amounts shown for the comparable period for 2007:

SOURCES (USES) OF CASH AND CASH EQUIVALENTS	2008	2007
Net operating cash flows	$108.6	$130.2
Net change in restricted cash balance	50.0	106.1
Net proceeds from asset disposals	16.7	24.2
Proceeds from equity compensation and debenture plans and other	15.1	0.8
Capital expenditures	(156.2)	(69.4)
Debt repayments	(18.7)	(18.7)
Cash dividend payments	(11.1)	(11.0)
Total sources (uses)	$4.4	$162.2

Operating Cash Flows

Operating cash flows during the first quarter of 2008 included non-cash or non-operating adjustments to our net income totaling $47.0 million, less a net investment in working capital of $28.9 million.  Non-cash or non-operating adjustments included depreciation expense of $33.1 million, deferred income taxes of $9.5 million, net retirement plan expenses in excess of funding of $7.0 million and compensation expense of $2.7 million partially offset by net gains on asset disposals of $5.4 million.  Receivables decreased by $39.6 million due primarily to reimbursement of hurricane-related survey and salvage costs.  Inventories increased by $56.1 million due primarily to growing manufacturing backlog.

Capital Expenditures

Capital expenditures during the first quarter of 2008 included $49.7 million for progress towards the construction of the first two of four 240C class jack-up rigs, at our Vicksburg, Mississippi shipyard.   The 240C class will be equipped for high pressure/high temperature drilling in water depths of up to 400 feet.  The 240-C was designed to be a significant upgrade of the original 116C class, which has been the "workhorse" of the global drilling industry since its introduction in the late 1970s.  The 240C will have more deck space, higher variable load, more drilling (hook-load) capacity, more cantilever reach and greater personnel capacity than the 116C.  The Rowan-Mississippi is expected to be completed during the third quarter of 2008 while the Ralph Coffman should be delivered during the third quarter of 2009.  Delivery of the two additional 240C class jack-up rigs is expected in 2010 and 2011.

Capital expenditures during the first quarter of 2008 also included $15.6 million towards construction of our fourth Tarzan Class jack-up rig, the J.P. Bussell, which should be completed during the fourth quarter of 2008. See further discussion below under Contingent Liabilities.

We have contracts with Keppel AmFELS, Inc. to have four Super 116E class rigs constructed at their Brownsville, Texas shipyard, with delivery expected in 2010 and 2011.  The Super 116E class will employ the latest technology to enable drilling of high-pressure, high-temperature and extended-reach wells in most prominent jack-up markets throughout the world.   Each rig will be equipped with the hook-load and horsepower required to efficiently drill beyond 30,000 feet.  Capital expenditures during the first quarter of 2008 included $43.4 million towards construction of the Super 116E class rigs.

Capital expenditures during the first quarter of 2008 also included $9.0 million for progress towards the construction of two new 2000 horsepower land rigs, following the 12 new land rigs that were delivered during 2006 and 2007.  Delivery is expected during the second and third quarters of 2008.  The remainder of our first quarter 2008 capital expenditures was primarily for major enhancements to existing offshore rigs and manufacturing facilities.

Effective May 1, 2008, we agreed to purchase the offshore drilling rig Cecil Provine for $119 million in cash, following the conclusion of our current operating lease on or about July 7, 2008, and subject to execution of a definitive purchase and sale agreement and all applicable government and regulatory approvals.  We currently estimate that all other remaining 2008 capital expenditures will be between $325 million and $350 million, including approximately $35 million towards the construction of the J. P. Bussell and $150-175 million towards the construction of our first three 240C class jack-ups.  We currently anticipate funding our 2008 capital expenditures through operating cash flows, but will consider attractive financing alternatives as necessary.  We currently have no available credit facilities, but believe financing could be obtained if deemed necessary.  Should our cash flows prove to be insufficient, we could be forced to delay or halt our rig construction program.

Long-Term Debt

Our debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity and limit the amount of long-term debt and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions. Our debt agreements also specify the minimum insurance coverage for our financed rigs.  The extent of hurricane damage sustained throughout the Gulf Coast area in recent years has dramatically increased the cost and reduced the availability of insurance coverage for windstorm losses. During our April 2006 policy renewal, we determined that windstorm coverage meeting the requirements of our existing debt agreements was cost-prohibitive.  We obtained from MARAD a waiver of the original insurance requirements in return for providing additional security, including restricted and unrestricted cash balances.  On March 31, 2008, in connection with our policy renewal, the additional security provisions were modified and our minimum restricted cash balance was reduced from $50 million to zero.  In addition, our unrestricted cash requirement was reduced from $31 million to $25 million.  We remain subject to restrictions on the use of certain insurance proceeds should we experience further losses.  Each of these additional security provisions will be released by MARAD if we are able to obtain windstorm coverage that satisfies the original terms of our debt agreements.  We were in compliance with each of our debt covenants at March 31, 2008.

Pension Obligations

We have contributed more than $148 million to our defined benefit pension plans over the past five years. Minimum contribution amounts are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates.  Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements, which showed an unfunded pension liability of $123.5 million at December 31, 2007.  We have amended the benefit formula for new drilling plan entrants effective January 1, 2008 in order to reduce the rate at which the plan’s liabilities are growing, though we expect to make additional pension contributions over the next several years even if plan assets perform as expected.  The Pension Protection Act of 2006 generally requires that plans be fully funded within seven years, and we currently estimate pension contributions of approximately $36 million for 2008.  Retirement benefits to be paid from our pension plans are expected to average over $28 million annually over the next ten years.

Cash Dividends

During 2007 and the first quarter of 2008, we paid a regular quarterly dividend of $.10 per common share.  At March 31, 2008, we had approximately $264 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.

Proceeds from Asset Disposals

During the first quarter of 2008, we sold our Fourchon, Louisiana service facility for approximately $18 million in cash and recognized a $5.4 million gain on the sale. We received some of the proceeds as a down payment in the fourth quarter of 2007.  During the first quarter of 2007, we received remaining payments totaling $23.4 million from the October 2005 sale of our semi-submersible rig and recognized such amount as additional gain on the sale.

Contingent Liabilities

During 2005, we lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  Since that time, we have been working to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way.  At March 31, 2008, we had incurred $157.4 million of costs related to such efforts, of which $134.5 million had been reimbursed through insurance, leaving $22.9 million included in Receivables.  We expect to incur additional costs in the near term to fulfill our obligations to remove wreckage and debris in amounts that will depend on the extent and nature of work ultimately required and the duration thereof.  Previously, we reported the filing of a lawsuit styled Rowan Companies, Inc. vs. Certain Underwriters at Lloyd’s and Insurance Companies Subscribing to Cover Note ARS 4183 in the 215th Judicial District Court of Harris County, Texas.  The lawsuit was withdrawn following the agreement by such underwriters to reimburse us for the reasonable cost of removing wreckage and debris remaining on the drilling locations.  We also previously reported that certain of our insurance underwriters at higher limits of liability had notified us that they were reserving their right to deny coverage for any costs incurred in wreckage and debris removal activities that they believed were outside the scope of their policy.  This “reservation of rights” letter has now been withdrawn and our coverage for costs at these higher limits of liability has been reaffirmed.  At this time, we believe that we have adequate insurance coverage and will be reimbursed for costs incurred and to be incurred.

We leased the jack-up Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million prior to being lost during Hurricane Rita in 2005. We believe the insured value satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of our equipment installed on the rig. However, the owner of the rig claimed that the rig should have been insured for its fair market value and sought recovery from us for compensation above the insured value. Thus, we assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of our equipment. On November 3, 2005, we filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig.  The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make us liable to the owner for the approximately $40 million difference between the owner’s claim and the insurance coverage, plus interest and costs.  We continue to believe that our interpretation of the charter agreement is correct, and we are vigorously pursuing an appeal to overturn the summary judgment ruling. We do not believe, therefore, that it is probable that we have incurred a loss, nor one that is estimable, and have made no accrual for such at March 31, 2008.

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

In June 2007, we received a subpoena for documents from the U.S. District Court in the Eastern District of Louisiana relating to a grand jury hearing.  The agency requesting the information is the U.S. Department of the Interior, Office of Inspector General Investigations.  The documents requested include all records relating to use of our entertainment facilities and entertainment expenses for a former employee of the Minerals Management Service, U.S. Department of Interior, and other records relating to items of value provided to any official or employee of the U.S. Government.  We have fully cooperated with the subpoena and have received no further requests.

The construction of our fourth Tarzan Class jack-up rig, the J. P. Bussell, was originally subcontracted to an outside Gulf of Mexico shipyard, Signal International LLC (Signal), and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million.  As a result of various problems encountered on the project, the expected completion of the rig is now at least one year behind schedule and its expected final cost is at least 20% over the original estimate.   Accordingly, we declared Signal in breach of contract and initiated court proceedings styled Rowan Companies, Inc. and LeTourneau Technologies, Inc. vs. Signal International LLC in the 269th Judicial District Court of Harris County, Texas to recover the cost to complete the rig over and above the agreed contract price, as well as other damages, plus interest.  Signal filed a counterclaim against us, alleging breach of contract and claiming unspecified damages for amounts owed and additional costs incurred.  Based upon correspondence and other information received from Signal, we believe Signal will pursue a claim for damages totaling in excess of $20 million.  We intend to vigorously defend and prosecute our rights under the contract.  We do not believe that it is probable that we have incurred a loss, nor one that is estimable, and have made no accrual for such at March 31, 2008.

We are involved in various other legal proceedings incidental to our businesses and are vigorously defending our position in all such matters. We believe that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on our financial position, results of operations or cash flows.

Critical Accounting Policies and Management Estimates

Rowan’s significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2007.  These policies, and management judgments, assumptions and estimates made in their application, underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that our most critical accounting policies and management estimates involve revenue recognition (primarily upfront service fees for equipment moves and modifications and longer-term manufacturing projects), property and depreciation (particularly capitalizable costs, useful lives and salvage values) and pension and other postretirement benefit liabilities and costs (specifically assumptions used in actuarial calculations), as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

Revenue recognition.  Our drilling contracts generally provide for payment on a day rate basis, and revenues are recognized as the work progresses with the passage of time.  We frequently receive lump-sum payments at the outset of a drilling assignment as upfront service fees for equipment moves or modifications, and such payments (and related costs) are recognized as drilling revenues (and expenses) over the contract period.  At March 31, 2008, we had deferred $67.3 million of revenues and $49.9 million of costs related to such upfront service fees, with such amounts primarily related to mobilization and modification activities in connection with Middle East drilling contracts.

We also recognize revenue for certain “rebillable” costs. Each rebillable item and amount is stipulated in our drilling contract with the customer, and such items and amounts frequently vary between contracts.  We have recognized rebillable costs on the gross basis, as both revenues and expenses, as we are the primary obligor in the arrangement, we have discretion in supplier selection, we are involved in determining product or service specifications and we assume full credit risk related to the rebillable costs.

We generally recognize manufacturing sales and related costs when title passes as products are shipped.  Revenues from longer-term manufacturing projects such as rigs and rig kits are recognized on the percentage-of-completion basis using project costs incurred relative to total estimated project costs.  A rig kit includes selected rig components and parts manufactured over a nine-to-twelve month period in our Longview, Texas facility.  A rig construction project typically occurs over a two-year period at our Vicksburg, Mississippi shipyard and includes a significant labor cost component for fabrication and assembly.  Costs are recorded separately for each project, and by significant activity or component within each project, and include materials issued to the project, labor expenses that are incurred directly for the project and overhead expenses that are allocated across all projects at consistent rates per labor hour.  Incurred costs include only those that measure project work performed.  Material costs incurred, for example, do not include materials purchased but remaining in inventory.  Only when such materials have been used in production on the project are they included in incurred project costs.  The determination of total estimated project costs is performed monthly based upon then current information.  This process involves an evaluation of progress towards project milestones and an assessment of work left to complete each project activity or component, and is based on physical observations by project managers and engineers.  An estimate of project costs is then developed for each significant activity or component based upon the assessment of project status, actual costs incurred to-date and outstanding commitments for project materials and services.  We do not recognize any estimated profit until such projects are at least 10% complete, though a full provision is made immediately for any anticipated losses.

During the first quarter of 2007, we recognized an $11.3 million loss on our external rig construction project which was completed later for a total loss of approximately $17.9 million.  This was the first rig construction project for an external customer that we had performed in over a decade, and we have no further plans for additional external rig construction projects at this time.  With respect to our rig kits, due to the smaller size and duration of the projects and lesser labor cost component, we have not experienced any significant fluctuations in the percentage of completion measurements, nor have we incurred any losses on such projects.  During the first quarter of 2008, we recognized $42.6 million of manufacturing revenues and $28.9 million of costs related to rig kit projects on the percentage-of-completion basis.

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

New Accounting Pronouncements

Our adoption, effective January 1, 2008, of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements, did not have a material impact on our financial statements.

Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115. SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, did not have a material impact on our financial statements.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” as defined by the Securities and Exchange Commission (SEC). Such statements are those concerning contemplated transactions and strategic plans, expectations and objectives for future operations. These include, without limitation:

·	statements, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future;

·	statements relating to future financial performance, future capital sources and other matters; and

·
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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Form 10-Q are reasonable, we can give no assurance that such plans, intentions and expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. Among the factors that could cause actual results to differ materially are the following:

·	demand for oil, natural gas and other commodities

·	oil and natural gas prices

·	the level of exploration and development expenditures by energy companies

·	the general economy, including inflation

·	weather conditions in our principal operating areas

·	environmental and other laws and regulations

·	domestic and international tax policies

·	political and military conflicts in oil-producing areas and the effects of terrorism

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is not significant.  The Company’s outstanding debt at March 31, 2008 was comprised as follows:  $251.5 million of fixed-rate notes bearing a weighted average annual interest rate of 4.39% and $215.2 million of floating-rate notes bearing a weighted average annual interest rate of 3.72%.  In addition, virtually all of the Company’s transactions are carried out in U. S. dollars.  Thus, Rowan’s foreign currency exposure is not material.  Fluctuating commodity prices materially affect Rowan’s future earnings only to the extent that they influence demand for the Company’s products and services.  Rowan does not hold or issue derivative financial instruments.

Item 4. Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

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

Effective January 1, 2008, we migrated certain financial applications to our new enterprise resource planning (“ERP”) system.  As a result, several process level control procedures were changed in order to conform to the new ERP system.  While we believe that the new ERP system will ultimately strengthen our internal control over financial reporting, there are inherent weaknesses in implementing any new system and we could experience control and implementation issues that impact our financial reporting.  In the event that such an issue occurs, we have manual procedures in place which would allow us to continue to record and report results from the new ERP system.  We are continuing to implement additional features and aspects of our new ERP system and will be migrating additional applications to the new ERP system effective July 1, 2008.  We will monitor, test and evaluate the impact and effect of the new ERP system on our internal controls and procedures as part of our evaluation of our internal control over financial reporting for 2008.  Except for the new ERP system implementation, there were no changes made in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings

During the third quarter of 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig.  However, the owner of the rig claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value.  Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment.  On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig.  The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make Rowan liable for the approximately $40 million difference between the owner’s claim and the insurance coverage, plus interest and costs.  The Company continues to believe its interpretation of the charter agreement is correct and is vigorously pursuing an appeal to overturn the summary judgment ruling in the Texas Court of Appeals. The Company does not, therefore, believe that it is probable that it has incurred a loss, nor one that is estimable, and has made no accrual for such at March 31, 2008.

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

In June 2007, the Company received a subpoena for documents from the U.S. District Court in the Eastern District of Louisiana relating to a grand jury hearing.  The agency requesting the information is the U.S. Department of the Interior, Office of Inspector General Investigations.  The documents requested include all records relating to use of the Company entertainment facilities and entertainment expenses for a former employee of the Minerals Management Service, U.S. Department of Interior and other records relating to items of value provided to any official or employee of the U.S. Government.  The Company has fully cooperated with the subpoena and has received no further requests.

The construction of Rowan’s fourth Tarzan Class jack-up rig, the J. P. Bussell, was originally subcontracted to an outside Gulf of Mexico shipyard, Signal International LLC (Signal), and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million.  As a result of various problems encountered on the project, the expected completion of the rig is now at least one year behind schedule and its expected final cost is at least 20% over the original estimate.  Accordingly, Rowan declared Signal in breach of contract and initiated court proceedings styled Rowan Companies, Inc. and LeTourneau Technologies, Inc. vs. Signal International LLC in the 269th Judicial District Court of Harris County, Texas to recover the cost to complete the rig over and above the agreed contract price, as well as other damages, plus interest.  Signal filed a counterclaim against the Company, alleging breach of contract and claiming unspecified damages for amounts owed and additional costs incurred.  Based upon correspondence and other information received from Signal, the Company believes Signal will pursue a claim for damages totaling in excess of $20 million.  The Company intends to vigorously defend and prosecute its rights under the contract.  The Company does not believe that it is probable that Rowan has incurred a loss, nor one that is estimable, and has made no accrual for such at March 31, 2008.

Rowan is involved in various legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. The Company believes that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on its financial position, results of operations or cash flows.

Item 1A. Risk Factors

You should carefully consider the risk factors set forth in our Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2007 before deciding to invest in Rowan Common Stock.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of its outstanding common stock during the first three months of 2008 or 2007.  Under the terms of a Share Repurchase Program begun in June 1998, the Company was authorized, at March 31, 2008, to buy back up to approximately 1.5 million shares of its common stock.

At March 31, 2008, Rowan had approximately $264 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.

Item 4.   Submission of Matters to a Vote of Security Holders

On January 8, 2008, Steel Partners II, L.P., which currently reports beneficial ownership of approximately 9.4% of the Company's common stock, delivered a notice to the Company nominating three candidates to stand for election to the Company’s Board of Directors at the 2008 Annual Meeting of Stockholders.

Following discussions between the Company and Steel Partners, on March 30, 2008, the Company and Steel Partners entered into a letter agreement (the “Agreement”) pursuant to which Steel Partners withdrew its slate of three nominees and agreed not to engage in the solicitation of proxies in connection with the 2008 Annual Meeting.  The Agreement provides that if the Company does not monetize its wholly-owned manufacturing subsidiary, LeTourneau Technologies, Inc. (“LTI”), by December 31, 2008, either Warren Lichtenstein or another person designated by Steel Partners will be added to the Company’s Board of Directors effective January 1, 2009.  The Company also agreed that if the LTI monetization is accomplished through an initial public offering of LTI’s shares or a private sale of LTI, the Company will repurchase at least $400 million of its outstanding common stock.

The Company will reimburse Steel Partners for its reasonable, documented, out-of-pocket expenses incurred in connection with Steel Partners’ intended solicitation of proxies from the Company’s stockholders at the Annual Meeting and the negotiation of the Agreement, in an aggregate amount not to exceed $100,000.

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

ROWAN COMPANIES, INC.
(Registrant)

Date: May 9, 2008	/s/ W. H. WELLS
W. H. Wells
Vice President – Finance and
Chief Financial Officer

Date: May 9, 2008	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Controller
(Chief Accounting Officer)