Form 10-Q
period 2008-06-30
ROWAN COMPANIES INC
filed 2008-08-11
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

The number of shares of common stock, $.125 par value, outstanding at July 31, 2008 was 113,003,858.

ROWAN COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$179,073	$284,458
Receivables - trade and other	491,767	478,017
Inventories - at cost:
Raw materials and supplies	355,781	343,023
Work-in-progress	165,402	112,924
Finished goods	689	416
Prepaid expenses and other current assets	84,956	61,169
Deferred tax assets - net	22,556	22,960
Total current assets	1,300,224	1,302,967

RESTRICTED CASH	-	50,000

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	2,892,938	2,798,250
Manufacturing plant and equipment	256,245	244,731
Construction in progress	601,681	373,534
Other property and equipment	121,207	128,312
Total	3,872,071	3,544,827
Less accumulated depreciation and amortization	1,116,143	1,057,016
Property, plant and equipment - net	2,755,928	2,487,811

GOODWILL AND OTHER ASSETS	35,828	34,527

TOTAL	$4,091,980	$3,875,305

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$64,922	$64,922
Accounts payable - trade	150,353	100,880
Deferred revenues	92,926	110,596
Billings in excess of uncompleted contract costs and estimated profit	37,466	69,867
Accrued compensation and related employee costs	83,334	84,859
Other current liabilities	50,331	64,465
Total current liabilities	479,332	495,589

LONG-TERM DEBT - less current maturities	388,021	420,482

OTHER LIABILITIES	198,014	197,865

DEFERRED INCOME TAXES - net	440,646	412,931

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
Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
Common stock, $.125 par value:
Authorized 150,000,000 shares; issued 113,053,090 shares at June 30, 2008 and
111,288,285 shares at December 31, 2007	14,131	13,911
Additional paid-in capital	1,053,736	1,012,214
Retained earnings	1,616,305	1,419,417
Cost of treasury shares: 51,943 shares at June 30, 2008 and 25,139 shares at December 31, 2007	(2,080)	(979)
Accumulated other comprehensive loss	(96,125)	(96,125)
Total stockholders' equity	2,585,967	2,348,438

TOTAL	$4,091,980	$3,875,305

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
REVENUES:
Drilling operations	$367,380	$353,103	$707,801	$641,357
Manufacturing operations	219,762	153,901	364,830	327,901
Total	587,142	507,004	1,072,631	969,258

COSTS AND EXPENSES:
Drilling operations (excluding items shown below)	163,238	144,608	319,777	291,424
Manufacturing operations (excluding items shown below)	179,417	130,376	305,581	287,915
Depreciation and amortization	33,461	28,814	66,552	56,458
Selling, general and administrative	30,773	22,931	58,172	45,288
Gain on disposals of property and equipment	(1,507)	(14,621)	(6,882)	(38,722)
Total	405,382	312,108	743,200	642,363

INCOME FROM OPERATIONS	181,760	194,896	329,431	326,895

OTHER INCOME (EXPENSE):
Interest expense	(4,329)	(6,534)	(9,895)	(13,215)
Less interest capitalized	4,329	1,970	9,168	3,477
Interest income	1,189	5,481	4,364	10,930
Other - net	909	264	1,244	559
Other income - net	2,098	1,181	4,881	1,751

INCOME BEFORE INCOME TAXES	183,858	196,077	334,312	328,646
Provision for income taxes	63,250	67,953	115,079	114,169

NET INCOME	$120,608	$128,124	$219,233	$214,477

PER SHARE AMOUNTS:
Net income - basic	$1.07	$1.16	$1.95	$1.94
Net income - diluted	$1.06	$1.14	$1.94	$1.92

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For The Six Months
	Ended June 30,
	2008	2007
	(Unaudited)
CASH PROVIDED BY (USED IN):
Operations:
Net income	$219,233	$214,477
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	66,552	56,458
Deferred income taxes	28,119	16,616
Provision for pension and postretirement benefits	14,911	15,532
Stock-based compensation expense	6,652	4,211
Contributions to pension plans	(13,259)	(496)
Postretirement benefit claims paid	(1,360)	(1,385)
Gain on disposals of property, plant and equipment	(6,882)	(38,722)
Changes in current assets and liabilities:
Receivables- trade and other	(13,750)	80,820
Inventories	(65,509)	(62,009)
Other current assets	(23,786)	(26,943)
Accounts payable	20,919	(47,848)
Income taxes payable	(11,391)	16,149
Deferred revenues	(17,670)	4,291
Billings in excess of uncompleted contract costs and estimated profit	(32,401)	(488)
Other current liabilities	8,589	1,205
Net changes in other noncurrent assets and liabilities	(14,368)	19,171
Net cash provided by operations	164,599	251,039

Investing activities:
Capital expenditures	(319,112)	(221,329)
Proceeds from disposals of property, plant and equipment	19,245	43,483
Change in restricted cash balance	50,000	106,077
Net cash used in investing activities	(249,867)	(71,769)

Financing activities:
Repayments of borrowings	(32,461)	(32,461)
Payment of cash dividends	(22,345)	(22,115)
Proceeds from stock option and convertible debenture plans and other	34,689	7,027
Net cash used in financing activities	(20,117)	(47,549)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(105,385)	131,721
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	284,458	258,041
CASH AND CASH EQUIVALENTS, END OF PERIOD	$179,073	$389,762

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

Rowan believes the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2008 and the results of its operations for the three and six months ended June 30, 2008 and 2007 and cash flows for six months ended June 30, 2008 and 2007.  Rowan’s results of operations and cash flows for the six months ended June 30, 2008 are not necessarily indicative of results to be expected for the full year.

2.
Rowan has three principal operating segments: the contract drilling of oil and gas wells, both onshore and offshore (“Drilling”), and two Manufacturing segments operating under LeTourneau Technologies, Inc. (“LTI”).  The Drilling Products and Systems segment provides equipment, parts and services for the drilling industry featuring jack-up rigs, rig kits and related components and parts, mud pumps, drawworks, top drives, rotary tables, other rig equipment, variable-speed motors, drives and other electrical components.  The Mining, Forestry and Steel Products segment includes large-wheeled mining and timber equipment and related parts and carbon and alloy steel and steel plate.

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

The following table presents certain financial information by operating segment as of June 30, 2008 and 2007 (in millions).

	Total Assets		Goodwill
	2008	2007	2008	2007

Drilling	$3,291.5.5	$3,008.9	$1.5	$1.5
Manufacturing:
Drilling Products and Systems	563.7	442.6	10.9	10.9
Mining, Forestry and Steel Products	236.8	194.6	-	-
Total	$4,092.0	$3,646.1	$12.4	$12.4

The following table presents certain financial information by operating segment for the three and six month periods ended June 30, 2008 and 2007 (in millions).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenues:
Drilling	$367.4	$353.1	$707.8	$641.4
Manufacturing:
Drilling Products and Systems	158.2	112.6	249.3	232.7
Mining, Forestry and Steel Products	61.5	41.3	115.5	95.2
Total	$587.1	$507.0	$1,072.6	$969.3

Income from operations:
Drilling	$158.0	$181.9	$301.6	$307.7
Manufacturing:
Drilling Products and Systems	17.3	7.5	19.0	7.9
Mining, Forestry and Steel Products	6.4	5.5	8.8	11.3
Total	$181.7	$194.9	$329.4	$326.9

Excluded from the immediately preceding table are the effects of transactions between segments.  During the three month periods ended June 30, 2008 and 2007, Rowan’s Drilling Products and Systems segment provided approximately $101 million and $85 million, respectively, of products and services to its Drilling segment. During the six month periods ended June 30, 2008 and 2007, Rowan’s Drilling Products and Systems segment provided approximately $180 million and $126 million, respectively, of products and services to its Drilling segment.

Assets are ascribed to a segment based upon their direct use.  Rowan classifies its drilling rigs as domestic or foreign based upon the rig’s operating location.  Accordingly, drilling rigs operating in or offshore the United States are considered domestic assets and rigs operating in other areas are deemed foreign assets.  At June 30, 2008, the Company had nine offshore rigs and 30 land rigs located in domestic areas and 12 offshore rigs located in foreign areas.

Foreign source revenues for the three and six months ended June 30, 2008 and 2007 were as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Drilling:
Middle East	$ 117.3	$ 111.9	$ 227.0	$ 176.8
Europe	41.4	68.7	85.8	115.0
West Africa	29.7	-	55.3	-
Trinidad	17.5	17.6	41.5	34.6
Canada	-	-	-	(1.2)
Mining, Forestry & Steel Products - Australia	19.9	3.0	28.0	10.7
Total	$ 225.8	$ 201.2	$ 437.6	$ 335.9

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

The following table summarizes the status of Rowan’s long-term construction projects in process at June 30, 2008 and December 31, 2007 (in millions):

	June 30,	December 31,
	2008	2007

Total contract value of long-term projects (1)	$181.1	$238.9
Payments received	145.9	156.8
Revenues recognized	108.4	87.6
Costs recognized	69.8	56.6
Payments received in excess of revenues recognized	37.5	69.2

Billings in excess of uncompleted contract costs and estimated profit	$37.5	$69.9

Uncompleted contract costs and estimated profit in excess of billings (included in other current assets)	$-	$0.7

(1) Includes projects in progress and those not yet begun for which Rowan has received advanced payments.

During the three months ended June 30, 2008, Rowan recognized approximately $37.8 million of manufacturing revenues and $24.0 million of costs on the percentage-of-completion basis. During the six months ended June 30, 2008, Rowan recognized approximately $80.5 million of manufacturing revenues and $52.8 million of costs on the percentage-of-completion basis.

4.	Rowan’s computations of basic and diluted income per share for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Average common shares outstanding	112,921	110,802	112,192	110,645
Dilutive securities
Stock options	874	1,036	903	953
Convertible debentures	47	357	200	288
Average shares for diluted calculations	113,842	112,195	113,295	111,886

Net income	$120,608	$128,124	$219,233	$214,477
Net income per share:
Basic	$1.07	$1.16	$1.95	$1.94
Diluted	$1.06	$1.14	$1.94	$1.92

Rowan had 2,010,189 and 2,721,974 stock options outstanding at June 30, 2008 and 2007, respectively, and another 35,009 and 1,078,827 shares, respectively, were issuable at those dates through the conversion of debentures.

5.
Rowan had no items of other comprehensive income during the three or six months ended June 30, 2008 and 2007.  Interest payments (net of amounts capitalized) were $0.2 million and $3.5 million for the three months ended June 30, 2008 and 2007, respectively, and $2.7 million and $10.4 million for the six months ended June 30, 2008 and 2007, respectively.  Tax payments (net of refunds) were $27.5 million and $56.4 million for the three months ended June 30, 2008 and 2007, respectively, and $96.7 million and $58.1 million for the six months ended June 30, 2008 and 2007, respectively.

During April 2008, Rowan issued 310,045 shares of restricted stock to 84 key employees, with an average fair value of $41.81 per share.  Additionally, during April 2008, the Company awarded 127,000 performance shares to five key employees, under which as many as 254,000 (and as few as zero) shares of Rowan common stock will be issued in April 2011 based upon an equal weighting of the Company’s relative total shareholder return (“TSR”) ranking versus a selected industry peer group and return on capital employed (“ROCE”) over the three-year period then ended.  With respect to the TSR metric, the Company estimated a fair value of $45.25 per share, which is being recognized as compensation expense over the three-year performance period.  With respect to the ROCE metric, the Company estimated compensation expense using the market value of the common stock on the date of the award of $42.66 per share and the target number of shares to be issued.  Compensation expense will be re-measured annually using the expected number of shares to be issued based upon Rowan’s relative ROCE performance.

During June 2008, Rowan issued 27,000 restricted stock units to its nonemployee directors, with an average fair value of $42.23 per unit.

Stock-based compensation expense was $4.0 million and $2.4 million for the three months ended June 30, 2008 and 2007, and $6.7 million and $4.2 million for the six months ended June 30, 2008 and 2007, respectively.  At June 30, 2008, Rowan had approximately $28 million of unrecognized future stock-based compensation expense.

6.
Since 1952, Rowan has sponsored defined benefit pension plans covering substantially all of its employees. In addition, Rowan provides health care and life insurance benefits (Other benefits) for certain retired employees.

During the first half of 2008, Rowan contributed $14.6 million toward its pension and other benefit plans.  Rowan currently expects to make additional payments totaling approximately $20 million during the remainder of 2008 for pension plan contributions and other benefit claims.

Rowan amended the benefit formula for new Drilling division plan entrants effective January 1, 2008 in order to reduce the rate at which the plan’s liabilities are growing, though the Company expects to make additional pension contributions over the next several years even if plan assets perform as expected.  Benefits paid from Rowan’s pension plans are expected to average more than $28 million annually over the next ten years.

Net periodic pension cost for the three and six months ended June 30, 2008 and 2007 included the following components (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Service cost	$3,371	$3,308	$6,741	$6,378
Interest cost	7,650	7,199	15,300	13,437
Expected return on plan assets	(7,281)	(7,067)	(14,562)	(13,172)
Recognized actuarial loss	1,467	2,017	3,966	5,308
Amortization of prior service cost	(64)	(160)	(127)	(105)
Total	$5,143	$5,297	$11,318	$11,846

Other benefits cost for the three and six months ended June 30, 2008 and 2007 included the following components (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Service cost	$509	$546	$1,018	$1,036
Interest cost	1,105	1,131	2,209	2,093
Recognized actuarial loss	68	167	138	330
Amortization of transition obligation	164	147	329	328
Amortization of prior service cost	(50)	(52)	(101)	(101)
Total	$1,796	$1,939	$3,593	$3,686

7.
In October 2005, Rowan sold its only semi-submersible rig for approximately $60 million in cash.  Payment for the rig occurred over a 15-month period ending in January 2007, at which point the title to the rig was transferred to the buyer.  Rowan retained ownership of much of the drilling equipment on the rig, which was sold in 2006, and continued to provide (through February 2007) a number of operating personnel under a separate services agreement.  The transaction was accounted for as a sales-type lease and, because the collectability of payments was not assured, the expected gain on the sale and imputed interest income of approximately $46 million were deferred until the net book value of the rig had been recovered.  During the three months ended March 31, 2007, we received all remaining payments totaling $24.0 million and recognized $23.4 million of gain on the sale.

8.
The extent of hurricane damage sustained throughout the Gulf Coast area in recent years has dramatically increased the cost and reduced the availability of insurance coverage for windstorm losses.  During the Company’s April 2006 policy renewal, it determined that windstorm coverage meeting the requirements of its existing debt agreements was cost-prohibitive.  As the debt is government-guaranteed through the Title XI program of U.S. Department of Transportation’s Maritime Administration (MARAD), the Company obtained from MARAD a waiver of the original insurance requirements in return for providing additional security.  On March 31, 2008, in connection with the Company’s policy renewal, the additional security provisions were modified.  The Company’s minimum restricted cash requirement was eliminated and its unrestricted cash requirement was reduced from $31 million to $25 million.  Rowan remains subject to restrictions on the use of certain insurance proceeds should it experience further losses.  Each of these additional security provisions will be released by MARAD if the Company is able to obtain windstorm coverage that satisfies the original terms of its debt agreements.

On June 23, 2008, Rowan entered into a three-year, $155 million revolving credit facility to be used, as necessary, for general corporate purposes, including capital expenditures, debt service requirements and distributions to the Company’s stockholders.  The underlying credit agreement limits new borrowings and other transactions and requires certain minimum cash flows.  The Company was in compliance with each of its debt covenants at June 30, 2008.  On July 7, 2008, at the conclusion of the Company’s operating lease agreement covering the offshore drilling rig Cecil Provine, Rowan borrowed $80 million under the credit facility to complete the purchase of the rig for $119 million in cash.  Such borrowing was repaid in full on August 4, 2008.

9.
During 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig.  However, the owner of the rig claimed that the rig should have been insured for its fair market value and is seeking recovery from Rowan for compensation above the insured value.  Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment.  On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig.  The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make Rowan liable for the approximately $48 million difference between the owner’s claim and the insurance coverage, including interest and costs to date.  The Company continues to believe its interpretation of the charter agreement is correct and is vigorously pursuing an appeal to overturn the summary judgment ruling in the Texas Court of Appeals.  The Company does not, therefore, believe that it is probable that it has incurred a loss, nor one that is estimable, and has made no accrual for such at June 30, 2008.

During 2004, Rowan learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U.S. Department of Justice (“DOJ”) had begun conducting a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated at locations in the Gulf of Mexico.  On October 9, 2007, the Company entered into a plea agreement (“Plea”) with the DOJ, under which the Company pled guilty to three felony charges relating to operations on the Rowan-Midland between 2002 and 2004:  (i) causing the discharge of a pollutant, abrasive sandblast media, into U.S. navigable waters, thereby violating the Clean Water Act, (ii) failing to immediately report the discharge of waste hydraulic oil from the Rowan-Midland into U.S. navigable waters, thereby violating the Clean Water Act, and (iii) discharging garbage from the Rowan-Midland in violation of the Act to Prevent Pollution from Ships.  As part of the Plea, the Company paid a fine of $7 million and completed community service payments totaling $2 million to various organizations.  In anticipation of such payments, the Company recognized a $9 million charge to its fourth quarter 2006 operations.  Under the Plea, the Company would have been subject to unsupervised probation for a period of two years.  The Plea was submitted for approval to the United States District Court for the Eastern District of Texas.  On November 8, 2007, the Company entered into an amended plea agreement with the DOJ extending the unsupervised probationary period from two to three years, which was then approved by the court on November 9, 2007.  During the period of unsupervised probation, the Company must ensure that it commits no further criminal violations of federal, state, or local laws or regulations and must also continue to implement its comprehensive Environmental Management System Plan.  Subsequent to the conduct at issue, the Company sold the Rowan-Midland to a third party.

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

On January 3, 2008, a civil lawsuit styled State of Louisiana, ex. rel. Charles C. Foti, Jr. , Attorney General vs. Rowan Companies, Inc. was filed in the U. S. District Court, Eastern District of Texas, Marshall Division, seeking damages, civil penalties and costs and expenses for alleged commission of maritime torts and violations of environmental and other laws and regulations involving the Rowan-Midland and other facilities in areas in or near Louisiana.  Subsequently, the case was transferred to U. S. District Court, Southern District of Texas, Houston Division.  The Company intends to vigorously defend its position in this case but cannot estimate any potential liability at this time.

In June 2007, the Company received a subpoena for documents from the U.S. District Court in the Eastern District of Louisiana relating to a grand jury hearing.  The agency requesting the information is the U.S. Department of the Interior, Office of Inspector General Investigations.  The documents requested include all records relating to use of Company entertainment facilities and entertainment expenses for a former employee of the Minerals Management Service, U.S. Department of Interior, and other records relating to items of value provided to any official or employee of the U.S. Government.  The Company has fully cooperated with the subpoena and has received no further requests.

The construction of Rowan’s fourth Tarzan Class jack-up rig, the J. P. Bussell, was originally subcontracted to Signal International LLC (Signal), and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million.  As a result of various problems encountered on the project, the expected completion of the rig is now at least one year behind schedule and its expected final cost is at least 30% over the original estimate.  Accordingly, Rowan declared Signal in breach of contract and initiated court proceedings styled Rowan Companies, Inc. and LeTourneau Technologies, Inc. vs. Signal International LLC in the 269th Judicial District Court of Harris County, Texas to recover the cost to complete the rig over and above the agreed contract price, as well as other damages, plus interest.  Signal filed a counterclaim against the Company styled Signal International LLC vs. LeTourneau, Inc. in the U.S. District Court, Southern District of Texas, Houston Division, alleging breach of contract and claiming unspecified damages for cost overruns.  The Company expects that Signal will claim damages for amounts owed and additional costs incurred, totaling in excess of $20 million.  The Company intends to vigorously defend and prosecute its rights under the contract.  The Company does not believe that it is probable that Rowan has incurred a loss, nor one that is estimable, and has made no accrual for such at June 30, 2008.

Rowan is involved in various legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. The Company believes that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on its financial position, results of operations or cash flows.

10.
On January 8, 2008, Steel Partners II, L.P. (“Steel Partners”), which currently reports beneficial ownership of approximately 9.4% of the Company's common stock, delivered a notice to the Company nominating three candidates to stand for election to the Company’s Board of Directors at the 2008 Annual Meeting of Stockholders.

Following discussions between the Company and Steel Partners, on March 30, 2008, the Company and Steel Partners entered into a letter agreement (the “Agreement”) pursuant to which Steel Partners withdrew its slate of three nominees and agreed not to engage in the solicitation of proxies in connection with the 2008 Annual Meeting.  The Agreement provides that if the Company does not monetize its wholly-owned manufacturing subsidiary, LTI, by December 31, 2008, either Warren Lichtenstein or another person designated by Steel Partners will be added to the Company’s Board of Directors effective January 1, 2009.  The Company also agreed that if the LTI monetization is accomplished through an initial public offering or private sale of all or a portion of LTI, the Company will repurchase at least $400 million of its outstanding common stock. The Company does not expect to disclose further developments regarding the LTI monetization process until definitive agreements are approved by the Board and executed by the Company.

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

12.	On July 31, 2008, the Board of Directors of the Company declared a cash dividend of $.10 per share of common stock payable on August 29, 2008 to shareholders of record on August 14, 2008.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Rowan generated net income of $219.2 million in the first half of 2008 compared to $214.5 million in the same period of 2007.  This 2% improvement in profitability was largely due to effects of increased average drilling day rates and higher manufacturing sales, which more than offset the reduction in asset sales between periods.

A comparison of the revenues and income from Drilling, Manufacturing and consolidated operations for the first six months of 2008 and 2007, respectively, is reflected below (dollars in millions):

			Manufacturing
			Drilling Products		Mining, Forestry and
	Drilling		and Systems		Steel Products		Consolidated
	2008	2007	2008	2007	2008	2007	2008	2007

Revenues	$ 707.8	$ 641.4	$ 249.3	$ 232.7	$ 115.5	$ 95.2	$ 1,072.6	$ 969.3
Percent of total	66%	66%	23%	24%	11%	10%	100%	100%

Operating costs (excluding items shown below)	$ 319.8	$ 291.4	$ 212.2	$ 213.0	$ 93.4	$ 74.9	$ 625.4	$ 579.3
Percent of revenues	45%	45%	85%	92%	81%	79%	58%	60%

Depreciation expense	$ 58.9	$ 49.4	$ 4.8	$ 4.6	$ 2.9	$ 2.5	$ 66.6	$ 56.5
Percent of revenues	8%	8%	2%	2%	3%	3%	6%	6%

SG&A expenses	$ 34.4	$ 31.7	$ 13.4	$ 7.2	$ 10.3	$ 6.4	$ 58.1	$ 45.3
Percent of revenues	5%	5%	5%	3%	9%	7%	5%	5%

Income from operations	$ 301.6	$ 307.7	$ 19.0	$ 7.9	$ 8.8	$ 11.3	$ 329.4	$ 326.9
Percent of revenues	43%	48%	8%	3%	8%	12%	31%	34%

Net income							$ 219.2	$ 214.5

As shown in the preceding table, our consolidated income from operations improved by $2.5 million or 1%, when comparing the first six months of 2008 and 2007, on a $103.3 million or 11% increase in revenues between periods.

Drilling operations – Our Drilling operations generated a $66.4 million or 10% increase in revenues between periods.  Our average offshore day rate was $160,700 during the first six months of 2008, compared to $150,700 in the same period of 2007.  Our offshore fleet was 94% utilized during the first six months of 2008, compared to 90% in the same period of 2007, with much of the downtime in both periods associated with the mobilization of rigs.  We realized 150 or 4% more revenue-producing days between periods, and our foreign operations contributed 61% of the total during the first half of 2008, up from 55% in the same period of 2007.

Our fleet of 30 land rigs was 93% utilized during the first six months of 2008, compared to 94% in the same period of 2007, and revenue-producing days increased by 431 or 10% due to the addition of three new rigs between periods.  Our average land day rates were $22,900 during the first six months of 2008, compared to $23,100 in the same period of 2007.

Drilling expenses during the first six months of 2008 increased by $28.4 million or 10% over the same period of 2007, due to higher labor, overhead, rig maintenance and towing costs associated with our redeployment of several offshore rigs to foreign markets and the growth in our land rig fleet between periods.  Drilling depreciation expense increased by $9.5 million or 19% between periods due primarily to the rig additions discussed above.  Selling, general and administrative expenses incurred by our Drilling segment increased by $2.7 million or 9% between periods due primarily to incremental incentive-based compensation associated with the segment’s improved operating results.

Our Drilling operations included $6.9 million of gains on property and equipment disposals during the first six months of 2008, compared to $38.8 million during the same period of 2007.  The current period included a $5.4 million gain realized on the sale of our Fourchon, Louisiana service facility, while the prior-year period included $23.4 million of proceeds relating to the October 2005 sale of our semi-submersible rig and a $14.2 gain on the sale of our Alaska camps .

Thus, our Drilling operations experienced a $6.1 million or 2% decline in operating income between periods.

Drilling Products and Systems – Revenues increased by $16.6 million or 7%, primarily due to the following fluctuations between periods:

·	$85.0 million from shipments of land rigs and component packages in 2008, up from $57.2 million in 2007;
·	$80.5 million recognized on six offshore rig kit projects in 2008, up from $38.8 million in 2007;
·	$22.3 million from shipments of individual top drives, drawworks and rotary tables in 2008, up from $2.8 million in 2007;
·	$18.7 million from 27 mud pumps shipped in 2008, down from $26.2 million and 35 pumps in 2007;
·	$16.0 million from parts sales in 2008, up from $15.2 million in 2007;
·	$9.5 million related to drive and control system packages in 2008, down from $12.5 million in 2007; and
·	$4.7 million from custom fabrication work in 2008, down from $21.4 million in 2007.

Our prior-year revenues included $41.7 million recognized on an external rig construction project which was completed in June 2007.  There were no such revenues in the current period.

Our product revenues are greatly influenced by the timing of shipments, and our profitability is impacted by the mix of product sales.  Original equipment sales, for example, typically yield lower margins than the related after-market parts sales.  A rig construction project takes longer to complete and involves a significantly greater labor effort than a rig kit, and thus typically yields a lower margin.  Our first half 2007 operating results included a $15.8 million loss on the external rig construction project.  Thus, as is shown in the preceding table, our average margin on operating costs increased to 15% of revenues in 2008 from 8% in 2007.

Depreciation expense incurred by Drilling Products and Systems increased by $0.1 million or 3% between periods, due to machinery, equipment and building additions to expand capacity at our manufacturing facilities.  Selling, general and administrative costs increased by $6.2 million or 87% between periods, due to higher selling-related expenses, primarily incremental staffing.

Our Drilling Products and Systems operating results exclude the effects of approximately $180 million of products and services provided to our Drilling division during the first six months of 2008, most of which was attributable to construction progress on the Company’s three in-process newbuild jack-ups, the J. P. Bussell, Rowan-Mississippi and Ralph Coffman.

Mining, Forestry and Steel Products – Revenues increased by $20.3 million or 21% between periods.  Shipments of front-end mining loaders and log stackers totaled 12 units during the first six months of 2008, which was unchanged from same period of 2007.  Parts sales increased by $6.1 million or 22% between periods to $34.3 million during the first six months of 2008.  Revenues from steel plate sales totaled $32.6 million during the first six months of 2008, up by $13.9 million or 74% between periods.  The increased proportion of smaller and lower-margin loaders sales contributed to the decline in our average margin on operating costs, to 19% of revenues in 2008 from 21% in 2007.

Depreciation expense incurred by Mining, Forestry and Steel Products increased by $0.4 million or 16% between periods, due to the expansion of our steel mill along with machinery and equipment additions to increase capacity at our manufacturing facilities.  Selling, general and administrative costs increased by $3.9 million or 61% between periods, due to and increased amounts of professional fees and other shared administrative costs that are allocated between our Manufacturing segments based upon revenue.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Rowan generated net income of $120.6 million in the second quarter of 2008 compared to $128.1 million in the same period of 2007.  This 6% reduction in profitability was largely due to fewer asset sales, which more than offset the effects of increased average drilling day rates and higher manufacturing sales between periods.

A comparison of the revenues and income from Drilling, Manufacturing and consolidated operations for the second quarters of 2008 and 2007, respectively, is reflected below (dollars in millions):

			Manufacturing
			Drilling Products		Mining, Forestry and
	Drilling		and Systems		Steel Products		Consolidated
	2008	2007	2008	2007	2008	2007	2008	2007

Revenues	$ 367.4	$ 353.1	$ 158.2	$ 112.6	$ 61.5	$ 41.3	$ 587.1	$ 507.0
Percent of total	63%	70%	27%	22%	10%	8%	100%	100%

Operating costs (excluding items shown below)	$ 163.3	$ 144.6	$ 131.4	$ 98.9	$ 48.0	$ 31.4	$ 342.7	$ 274.9
Percent of revenues	44%	41%	83%	88%	78%	76%	58%	54%

Depreciation expense	$ 29.7	$ 25.3	$ 2.3	$ 2.5	$ 1.5	$ 1.1	$ 33.5	$ 28.9
Percent of revenues	8%	7%	1%	2%	2%	3%	6%	6%

SG&A expenses	$ 17.9	$ 16.0	$ 7.2	$ 3.6	$ 5.6	$ 3.3	$ 30.7	$ 22.9
Percent of revenues	5%	5%	5%	3%	9%	8%	5%	5%

Income from operations	$ 158.0	$ 181.9	$ 17.3	$ 7.5	$ 6.4	$ 5.5	$ 181.7	$ 194.9
Percent of revenues	43%	52%	11%	7%	10%	13%	31%	38%

Net income							$ 120.6	$ 128.1

As shown in the preceding table, our consolidated income from operations declined by $13.2 million or 7%, when comparing the second quarters of 2008 and 2007, on an $80.1 million or 16% increase in revenues between periods.

Drilling operations – Our Drilling operations generated a $14.0 million or 4% increase in revenues between periods.  Our average offshore day rate was $161,600 during the second quarter of 2008, compared to $157,100 in the second quarter of 2007.  Our offshore fleet was 96% utilized during the second quarter of 2008, compared to 97% in the second quarter of 2007, with much of the downtime in both periods associated with the mobilization of rigs.  Our total number of revenue-producing days was virtually unchanged between periods at 1,840, and our foreign operations contributed 60% of the total during the second quarter of 2008, up from 59% in the same period of 2007.

Our fleet of 30 land rigs was 97% utilized during the second quarter of 2008, unchanged from the same period of 2007, though revenue-producing days increased by 227 or 10% due to the addition of three new rigs between periods.  Our average land day rates were $22,600 during the second quarter of 2008, compared to $22,400 in the same period of 2007.

Drilling expenses during the second quarter of 2008 increased by $18.6 million or 13% over the same period of 2007, due to higher labor, overhead, rig maintenance and towing costs associated with our redeployment of several offshore rigs to foreign markets and the growth in our land rig fleet between periods.  Drilling depreciation expense increased by $4.4 million or 17% between periods due primarily to the rig additions discussed above.  Selling, general and administrative expenses incurred by our Drilling segment increased by $1.9 million or 12% between periods due primarily to incremental incentive-based compensation associated with the segment’s improved operating results.

Our Drilling operations included $1.5 million of gains on property and equipment disposals during the second quarter of 2008, compared to $14.6 million during the same period of 2007, with the prior-year amount primarily associated with the June 2007 sale of our Alaska drilling camps.

Thus, our Drilling operations experienced a $23.9 million or 13% decrease in operating income between periods.

Drilling Products and Systems – Revenues increased by $45.6 million or 40% between periods, primarily due to the following fluctuations between periods:

·	$65.4 million from shipments of land rigs and component packages in 2008, up from $40.7 million in 2007;
·	$37.8 million recognized on six offshore rig kit projects in 2008, up from $25.3 million in 2007;
·	$18.1 million from shipments of individual top drives and drawworks in 2008, up from $1.0 million in 2007;
·	$12.8 million from 18 mud pumps shipped in 2008, up from $10.9 million and 17 pumps in 2007;
·	$8.7 million from parts sales in 2008, up from $6.3 million in 2007;
·	$4.9 million related to drive and control system packages in 2008, up from $2.6 million in 2007; and
·	$3.3 million from custom fabrication work in 2008, up from $1.8 million in 2007.

Our prior-year revenues included $15.8 million recognized on an external rig construction project which was completed in June 2007.  There were no such revenues in the current period.

Our product revenues are greatly influenced by the timing of shipments, and our profitability is impacted by the mix of product sales.  Original equipment sales, for example, have traditionally yielded lower margins than the related after-market parts sales.  A rig construction project takes longer to complete and involves a significantly greater labor effort than a rig kit, and thus typically yields a lower margin.  Our second quarter 2007 Drilling Products and Systems operating results included a $4.5 million loss on the external rig construction project.  Thus, as is shown in the preceding table, our average margin on operating costs increased to 17% of revenues in 2008 from 12% in 2007.

Depreciation expense incurred by Drilling Products and Systems was relatively unchanged between periods.  Selling, general and administrative costs increased by $3.6 million or 100% between periods, due to higher selling-related expenses, incremental staffing and increased amounts of professional fees and other shared administrative costs that are allocated between our Manufacturing segments based upon revenues.

Our Drilling Products and Systems operating results exclude the effects of approximately $101 million of products and services provided to our Drilling division during the second quarter of 2008, most of which was attributable to construction progress on the Company’s three in-process newbuild jack-ups, the J. P. Bussell, Rowan-Mississippi and Ralph Coffman.

Mining, Forestry and Steel Products – Revenues increased by $20.2 million or 49% between periods.  Shipments of front-end mining loaders and log stackers totaled seven units during the second quarter of 2008, compared to four units in the same period of 2007.  Parts sales increased by $2.9 million or 21% between periods to $16.9 million during the second quarter of 2008.  Revenues from steel plate sales totaled $17.4 million during the second quarter of 2008, up by $8.6 million or 98% between periods.  The increased proportion of smaller and lower-margin loaders sales contributed to the decline in our average margin on operating costs, to 22% of revenues in 2008 from 24% in 2007.

Depreciation expense incurred by Mining, Forestry and Steel Products increased by $0.4 million or 36% between periods, due to the expansion of our steel mill along with machinery and equipment additions to increase capacity at our manufacturing facilities.  Selling, general and administrative costs increased by $2.3 million or 70% between periods, due to higher selling-related expenses.

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

Currently, the worldwide jack-up market appears to be as strong as it’s ever been, with over 90% of the competitive fleet under contract.  In addition, the expected demand for jack-ups exceeds the current supply of rigs in the Middle East, Southeast Asia, West Africa and the Mediterranean.  We believe that these markets will absorb many of the more than 80 newbuild jack-up rigs currently scheduled for delivery through 2011, though the migration of high specification drilling equipment from mature jack-up markets like the Gulf of Mexico and the North Sea may also continue in the near-term. Our term contracts obtained over the past two years in the Middle East, North Sea and West Africa have brought significantly more global diversification and revenue visibility to our Drilling operations and we will continue to pursue overseas assignments that we believe will maximize the contribution of our offshore rigs and enhance our operating results.

The 2005 hurricanes caused tremendous damage to drilling and production equipment and facilities throughout the Gulf Coast, and we suffered a significant loss of prospective revenues from the total destruction of four rigs.  During 2006, there was a noticeable decline in demand for drilling equipment that coincided with the onset of hurricane season in June and grew more pronounced as growing natural gas inventories caused prices to weaken during the third and early fourth quarters.  This ultimately forced jack-up contractors, including Rowan, to accept reduced rates in certain cases in order to keep less capable rigs fully utilized.  These conditions – reduced drilling opportunities during hurricane season and natural gas price volatility – were repeated in 2007, and utilization and day rates for available rigs weakened further over the last half of the year.  Currently, Gulf of Mexico rig demand remains well below peak 2006 levels, but appears to be strengthening.  We are encouraged by recent developments in the ultra deep gas market; specifically, our contract to re-enter the Blackbeard Prospect with the Gorilla IV and the commencement of drilling on the Eldorado Prospect by the Bob Palmer.

This increased global demand for drilling equipment in recent years has led to greater requirements for parts, supplies and people, which have in turn increased the cost of each.  In addition, drilling equipment running near capacity for extended periods ultimately requires more extensive maintenance and repairs.  We expect these inflationary pressures to continue throughout 2008 which, unless we are able to recover the increased costs through higher day rates, will impair our future operating results.  In addition, the cost of insurance in the Gulf of Mexico is still significantly higher than it was in 2005.  Though we were recently able to obtain further rate reductions for our offshore operations and fleet, the cost of our coverage is still much higher than the pre-storm level even through we have assumed more of the risk of certain losses.  Our relocation of rigs from the Gulf of Mexico has helped to offset the increase in insurance rates.

Thus, our Drilling operations are currently benefiting from predominantly favorable market conditions worldwide and are profitable.  There is no assurance, however, that such conditions will be sustained beyond the near-term or that our Drilling operations will remain profitable.  The market may not be able to fully absorb the more than 80 jack-ups currently under construction or on order for delivery by 2011, and our Drilling operations will be adversely affected if market conditions otherwise deteriorate.  Additionally, as previously reported, we have nine jack-up rigs under construction or on order at present for delivery over the next three years.  We currently anticipate funding construction of all these rigs through operating cash flows, but will consider available financing alternatives if necessary.  If market conditions deteriorate, our cash flows may be insufficient, and we could be forced to accept unfavorable financing terms in order to complete construction, if available.

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

Our external manufacturing backlog, which consists of executed contracts and customer commitments, was approximately $357 million at June 30, 2008, compared to $365 million at June 30, 2007, and included $282 million from Drilling Products and Systems.  The backlog featured $138 million associated with land rigs and component packages, $73 million related to five long-term rig kit construction projects in-process and the remaining $146 million related to mining loaders, log stackers, drilling equipment and related parts orders.  We remain confident that our collective Manufacturing operations will achieve our stated goal of $900 million of external revenues in 2008.

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

On March 31, 2008, we announced that our Board of Directors had decided to pursue a monetization of our investment in Manufacturing operations during 2008.  We do not expect to disclose further developments regarding the process until definitive agreements are approved by the Board and executed by the Company.  In connection with this announcement, we also agreed that if the monetization is accomplished through an initial public offering or private sale of all or a portion of our Manufacturing operations, we will repurchase at least $400 million of our outstanding common stock.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios as of June 30, 2008 and December 31, 2007 is as follows (dollars in millions):

	June 30, 2008	December 31, 2007
Cash and cash equivalents	$179.1	$284.5
Current assets	$1,300.2	$1,303.0
Current liabilities	$479.3	$495.6
Current ratio	2.71	2.63
Current maturities of long-term debt	$64.9	$64.9
Long-term debt	$388.0	$420.5
Stockholders’ equity	$2,586.0	$2,348.4
Long-term debt/total capitalization	.13	.15

Reflected in the comparison above are the effects of the following sources and uses of cash and cash equivalents during the first six months of 2008, with amounts shown for the comparable period of 2007:

SOURCES (USES) OF CASH AND CASH EQUIVALENTS	2008	2007
Net operating cash flows	$164.6	$251.0
Net change in restricted cash balance	50.0	106.1
Net proceeds from asset disposals	19.2	43.5
Proceeds from equity compensation and debenture plans and other	34.7	7.0
Capital expenditures	(319.1)	(221.3)
Debt repayments	(32.5)	(32.5)
Cash dividend payments	(22.3)	(22.1)
Total sources (uses)	$(105.4)	$131.7

Operating Cash Flows

Operating cash flows during the first six months of 2008 included non-cash or non-operating adjustments to our net income totaling $94.7 million, less a net investment in working capital of $135.0 million.  Non-cash or non-operating adjustments included depreciation expense of $66.6 million, deferred income taxes of $28.1 million and stock-based compensation expense of $6.7 million partially offset by net gains on asset disposals of $6.9 million.  Inventories increased by $65.5 million primarily in connection with our growing manufacturing backlog.  Receivables increased by $13.8 million due primarily to revenue growth and as-yet unreimbursed hurricane-related salvage costs.  Other current assets increased by $23.8 million in connection with insurance premium prepayments.  Deferred revenues and Billings in excess of uncompleted contract costs and estimated profit decreased by a collective $50.1 million due primarily to progress made on longer-term manufacturing projects.

Capital Expenditures

Capital expenditures during the first six months of 2008 included $104.3 million for progress towards the construction of the first two of four 240C class jack-up rigs, at our Vicksburg, Mississippi shipyard.   The 240C class will be equipped for high pressure/high temperature drilling in water depths of up to 400 feet.  The 240-C was designed to be a significant upgrade of the original 116C class, which has been the "workhorse" of the global drilling industry since its introduction in the late 1970s.  The 240C will have more deck space, higher variable load, more drilling (hook-load) capacity, more cantilever reach and greater personnel capacity than the 116C.  The Rowan-Mississippi is expected to be completed during the fourth quarter of 2008 while the Ralph Coffman should be delivered during the third quarter of 2009.  Delivery of the two additional 240C class jack-up rigs is expected in 2010 and 2011.

Capital expenditures during the first six months of 2008 also included $36.5 million towards construction of our fourth Tarzan Class jack-up rig, the J.P. Bussell, which should be completed during the fourth quarter of 2008. See further discussion below under Contingent Liabilities.

We have contracts with Keppel AmFELS, Inc. to have four Super 116E class rigs constructed at their Brownsville, Texas shipyard, with delivery expected in 2010 and 2011.  The Super 116E class will employ the latest technology to enable drilling of high-pressure, high-temperature and extended-reach wells in most prominent jack-up markets throughout the world.   Each rig will be equipped with the hook-load and horsepower required to efficiently drill beyond 30,000 feet.  Capital expenditures during the first six months of 2008 included $64.2 million towards construction of the Super 116E class rigs.

Capital expenditures during the first six months of 2008 also included $25.3 million for progress towards the construction of four new 2000 horsepower land rigs, following the 12 new land rigs that were delivered during 2006 and 2007.  One new rig commenced operations in late May 2008, a second rig is expected during the third quarter and two additional rigs should be completed during the fourth quarter.  The remainder of our first half 2008 capital expenditures was primarily for major enhancements to existing offshore rigs and manufacturing facilities.

On July 7, 2008, following the conclusion of our operating lease agreement covering the offshore drilling rig Cecil Provine, we completed the purchase of the rig for $119 million in cash.

We currently estimate that all other remaining 2008 capital expenditures will be between $210 million and $225 million, including approximately $25 million towards the completion of the J. P. Bussell and $15-20 million towards the completion of the Rowan-Mississippi.  We currently anticipate funding our remaining 2008 capital expenditures through operating cash flows, but will consider available financing alternatives as necessary.  Should our cash flows prove to be insufficient, we could be forced to delay or halt our rig construction program.

Long-Term Debt

Our debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity and limit the amount of long-term debt and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions. Our debt agreements also specify the minimum insurance coverage for our financed rigs.  The extent of hurricane damage sustained throughout the Gulf Coast area in recent years has dramatically increased the cost and reduced the availability of insurance coverage for windstorm losses. During our April 2006 policy renewal, we determined that windstorm coverage meeting the requirements of our existing debt agreements was cost-prohibitive.  We obtained from MARAD a waiver of the original insurance requirements in return for providing additional security, including restricted and unrestricted cash balances.  On March 31, 2008, in connection with our policy renewal, the additional security provisions were modified and our restricted cash requirement was eliminated.  In addition, our unrestricted cash requirement was reduced from $31 million to $25 million.  We remain subject to restrictions on the use of certain insurance proceeds should we experience further losses.  Each of these additional security provisions will be released by MARAD if we are able to obtain windstorm coverage that satisfies the original terms of our debt agreements.

On June 23, 2008, we entered into a three-year $155 million revolving credit facility, which we intend to use, as necessary, for general corporate purposes, including capital expenditures, debt service requirements and distributions to our stockholders.  The underlying credit agreement limits new borrowings, requires minimum cash flows and otherwise contains restrictions similar those noted above.  We were in compliance with each of our debt covenants at June 30, 2008.  On July 7, 2008, we borrowed $80 million under the credit facility to complete the Cecil Provine purchase, and repaid such amount in full on August 4, 2008.

Pension Obligations

We have contributed more than $160 million to our defined benefit pension plans over the past five years. Minimum contribution amounts are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates.  Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements, which showed an unfunded pension liability of $123.5 million at December 31, 2007.  We have amended the benefit formula for new Drilling division plan entrants effective January 1, 2008 in order to reduce the rate at which the plan’s liabilities are growing, though we expect to make additional pension contributions over the next several years even if plan assets perform as expected.  The Pension Protection Act of 2006 generally requires that plans be fully funded within seven years, and we currently estimate pension contributions of approximately $31 million for 2008.  Retirement benefits to be paid from our pension plans are expected to average over $28 million annually over the next ten years.

Cash Dividends

During 2007 and the first six months of 2008, we paid a regular quarterly dividend of $.10 per common share.  At June 30, 2008, we had approximately $154 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.  On July 31, 2008, we announced a dividend of $.10 per common share payable on August 29, 2008 to stockholders of record on August 14, 2008.

Proceeds from Asset Disposals

During the first six months of 2008, we sold our Fourchon, Louisiana service facility for approximately $18 million in cash and recognized a $5.4 million gain on the sale. We had received some of the proceeds as a down payment in the fourth quarter of 2007.  During the first six months of 2007, we received remaining payments totaling $23.4 million from the October 2005 sale of our semi-submersible rig and recognized such amount as additional gain on the sale, and realized another $14.2 million gain on the June 2007 sale of our Alaska drilling camps.

Contingent Liabilities

During 2005, we lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  Since that time, we have been working to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way.  At June 30, 2008, we had incurred $169.3 million of costs related to such efforts, of which $134.5 million had been reimbursed through insurance, leaving $34.8 million included in Receivables.  We expect to incur additional costs in the near term to fulfill our obligations to remove wreckage and debris in amounts that will depend on the extent and nature of work ultimately required and the duration thereof.  Previously, we reported the filing of a lawsuit styled Rowan Companies, Inc. vs. Certain Underwriters at Lloyd’s and Insurance Companies Subscribing to Cover Note ARS 4183 in the 215th Judicial District Court of Harris County, Texas.  The lawsuit was withdrawn following the agreement by such underwriters to reimburse us for the reasonable cost of removing wreckage and debris remaining on the drilling locations.  We also previously reported that certain of our insurance underwriters at higher limits of liability had notified us that they were reserving their right to deny coverage for any costs incurred in wreckage and debris removal activities that they believed were outside the scope of their policy.  This “reservation of rights” letter has now been withdrawn and our coverage for costs at these higher limits of liability has been reaffirmed.  At this time, we believe that we have adequate insurance coverage and will be reimbursed for costs incurred and to be incurred.

We leased the jack-up Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million prior to being lost during Hurricane Rita in 2005. We believe the insured value satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of our equipment installed on the rig. However, the owner of the rig claimed that the rig should have been insured for its fair market value and is seeking recovery from us for compensation above the insured value. Thus, we assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of our equipment. On November 3, 2005, we filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig.    The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig.  The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make us liable to the owner for the approximately $48 million difference between the owner’s claim and the insurance coverage, including interest and costs to date.  We continue to believe that our interpretation of the charter agreement is correct, and we are vigorously pursuing an appeal to overturn the summary judgment ruling. We do not believe, therefore, that it is probable that we have incurred a loss, nor one that is estimable, and have made no accrual for such at June 30, 2008.

During 2004, we learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U. S. Department of Justice (“DOJ”) had begun conducting a criminal investigation of environmental matters involving several of our offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated at locations in the Gulf of Mexico.  On October 9, 2007, we entered into a Plea agreement (“Plea”) with the DOJ, under which we pled guilty to three felony charges relating to operations on the Rowan-Midland between 2002 and 2004:  (i) causing the discharge of a pollutant, abrasive sandblast media, into U.S. navigable waters, thereby violating the Clean Water Act, (ii) failing to immediately report the discharge of waste hydraulic oil from the Rowan-Midland into U.S. navigable waters, thereby violating the Clean Water Act, and (iii) discharging garbage from the Rowan- Midland in violation of the Act to Prevent Pollution from Ships.  As part of the Plea, we paid a fine of $7 million and made community service payments totaling $2 million to various organizations.  In anticipation of such payments, we recognized a $9 million charge to our fourth quarter 2006 operations.  Under the Plea, we would have been subject to unsupervised probation for a period of two years.  The Plea was submitted for approval to the United States District Court for the Eastern District of Texas.  On November 8, 2007, we entered into an amended plea agreement with the DOJ extending the unsupervised probationary period from two to three years, which was then approved by the court on November 9, 2007.    During the period of unsupervised probation, we must ensure that we commit no further criminal violations of federal, state, or local laws or regulations and must also continue to implement our comprehensive Environmental Management System Plan.  Subsequent to the conduct at issue, we sold the Rowan-Midland to a third party.

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

On January 3, 2008, a civil lawsuit styled State of Louisiana, ex. rel. Charles C. Foti, Jr. , Attorney General vs. Rowan Companies, Inc. was filed in the U. S. District Court, Eastern District of Texas, Marshall Division, seeking damages, civil penalties and costs and expenses for alleged commission of maritime torts and violations of environmental and other laws and regulations involving the Rowan-Midland and other facilities in areas in or near Louisiana.  Subsequently, the case was transferred to U. S. District Court, Southern District of Texas, Houston Division.  We intend to vigorously defend our position in this case but cannot estimate any potential liability at this time.

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

The construction of our fourth Tarzan Class jack-up rig, the J. P. Bussell, was originally subcontracted to Signal International LLC (Signal), and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million.  As a result of various problems encountered on the project, the expected completion of the rig is now at least one year behind schedule and its expected final cost is at least 30% over the original estimate.    Accordingly, we declared Signal in breach of contract and initiated court proceedings styled Rowan Companies, Inc. and LeTourneau Technologies, Inc. vs. Signal International LLC in the 269th Judicial District Court of Harris County, Texas to recover the cost to complete the rig over and above the agreed contract price, as well as other damages, plus interest.  Signal filed a counterclaim against us styled Signal International LLC vs. LeTourneau, Inc. in the U.S. District Court, Southern District of Texas, Houston Division, alleging breach of contract and claiming unspecified damages for cost overruns.  We expect that Signal will claim damages for amounts owed and additional costs incurred, totaling in excess of $20 million.  We intend to vigorously defend and prosecute our rights under the contract.  We do not believe that it is probable that we have incurred a loss, nor one that is estimable, and have made no accrual for such at June 30, 2008.

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

Revenue recognition.  Our drilling contracts generally provide for payment on a day rate basis, and revenues are recognized as the work progresses with the passage of time.  We frequently receive lump-sum payments at the outset of a drilling assignment as upfront service fees for equipment moves or modifications, and such payments (and related costs) are recognized as drilling revenues (and expenses) over the contract period.  At June 30, 2008, we had deferred $75.6 million of revenues and $53.7 million of costs related to such upfront service fees, with such amounts primarily related to mobilization and modification activities in connection with Middle East drilling contracts.

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

We generally recognize manufacturing sales and related costs when title passes as products are shipped.  Revenues from longer-term manufacturing projects such as rigs and rig kits are recognized on the percentage-of-completion basis using project costs incurred relative to total estimated project costs.  A rig kit includes selected rig components and parts manufactured over a six-to-nine month period in our Longview, Texas facility.  A rig construction project typically occurs over a two-year period at our Vicksburg, Mississippi shipyard and includes a significant labor cost component for fabrication and assembly.  Costs are recorded separately for each project, and by significant activity or component within each project, and include materials issued to the project, labor expenses that are incurred directly for the project and overhead expenses that are allocated across all projects at consistent rates per labor hour.  Incurred costs include only those that measure project work performed.  Material costs incurred, for example, do not include materials purchased but remaining in inventory.  Only when such materials have been used in production on the project are they included in incurred project costs.  The determination of total estimated project costs is performed monthly based upon then current information.  This process involves an evaluation of progress towards project milestones and an assessment of work left to complete each project activity or component, and is based on physical observations by project managers and engineers.  An estimate of project costs is then developed for each significant activity or component based upon the assessment of project status, actual costs incurred to-date and outstanding commitments for project materials and services.  We do not recognize any estimated profit until such projects are at least 10% complete, though a full provision is made immediately for any anticipated losses.

During the first six months of 2007, we recognized a $15.8 million loss on our external rig construction project, bringing the total loss on the project to approximately $17.9 million.  This was the first rig construction project for an external customer that we had performed in over a decade, and we have no further plans for additional external rig construction projects at this time.  With respect to our rig kits, due to the smaller size and duration of the projects and lesser labor cost component, we have not experienced any significant fluctuations in the percentage of completion measurements, nor have we incurred any losses on such projects.  During the first six months of 2008, we recognized $80.5 million of manufacturing revenues and $52.8 million of costs related to rig kit projects on the percentage-of-completion basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is not significant.  The Company’s outstanding debt at June 30, 2008 was comprised as follows:  $240.8 million of fixed-rate notes bearing a weighted average annual interest rate of 4.44% and $212.2 million of floating-rate notes bearing a weighted average annual interest rate of 2.89%.  In addition, virtually all of the Company’s transactions are carried out in U. S. dollars.  Thus, Rowan’s foreign currency exposure is not material.  Fluctuating commodity prices materially affect Rowan’s future earnings only to the extent that they influence demand for the Company’s products and services.  Rowan does not hold or issue derivative financial instruments.

Item 4. Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

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

Effective January 1, 2008, we migrated certain financial applications to our new enterprise resource planning (“ERP”) system.  Effective July, 1, 2008, we migrated additional applications to the new ERP system.  As a result, several process level control procedures were changed in order to conform to the new ERP system.  While we believe that the new ERP system will ultimately strengthen our internal control over financial reporting, there are inherent weaknesses in implementing any new system and we could experience control and implementation issues that impact our financial reporting.  In the event that such an issue occurs, we have manual procedures in place which would allow us to continue to record and report results from the new ERP system.  We are continuing to implement additional features and aspects of our new ERP system and will continue to monitor, test and evaluate the impact and effect of the new ERP system on our internal controls and procedures as part of our evaluation of our internal control over financial reporting for 2008.  Except for the new ERP system implementation, there were no changes made in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings

During 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig.  However, the owner of the rig claimed that the rig should have been insured for its fair market value and is seeking recovery from Rowan for compensation above the insured value.  Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment.  On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig.  The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make Rowan liable for the approximately $48 million difference between the owner’s claim and the insurance coverage, including interest and costs to date.  The Company continues to believe its interpretation of the charter agreement is correct and is vigorously pursuing an appeal to overturn the summary judgment ruling in the Texas Court of Appeals. The Company does not, therefore, believe that it is probable that it has incurred a loss, nor one that is estimable, and has made no accrual for such at June 30, 2008.

During 2004, Rowan learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U.S. Department of Justice (“DOJ”) had begun conducting a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated at locations in the Gulf of Mexico.  On October 9, 2007, the Company entered into a plea agreement (“Plea”) with the DOJ, under which the Company pled guilty to three felony charges relating to operations on the Rowan-Midland between 2002 and 2004:  (i) causing the discharge of a pollutant, abrasive sandblast media, into U.S. navigable waters, thereby violating the Clean Water Act, (ii) failing to immediately report the discharge of waste hydraulic oil from the Rowan-Midland into U.S. navigable waters, thereby violating the Clean Water Act, and (iii) discharging garbage from the Rowan-Midland in violation of the Act to Prevent Pollution from Ships.  As part of the Plea, the Company paid a fine of $7 million and completed community service payments totaling $2 million to various organizations.  In anticipation of such payments, the Company recognized a $9 million charge to its fourth quarter 2006 operations.  Under the Plea, the Company would have been subject to unsupervised probation for a period of two years.  The Plea was submitted for approval to the United States District Court for the Eastern District of Texas.  On November 8, 2007, the Company entered into an amended plea agreement with the DOJ extending the unsupervised probationary period from two to three years, which was then approved by the court on November 9, 2007.  During the period of unsupervised probation, the Company must ensure that it commits no further criminal violations of federal, state, or local laws or regulations and must also continue to implement its comprehensive Environmental Management System Plan.  Subsequent to the conduct at issue, the Company sold the Rowan-Midland to a third party.

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

On January 3, 2008, a civil lawsuit styled State of Louisiana, ex. rel. Charles C. Foti, Jr. , Attorney General vs. Rowan Companies, Inc. was filed in the U. S. District Court, Eastern District of Texas, Marshall Division, seeking damages, civil penalties and costs and expenses for alleged commission of maritime torts and violations of environmental and other laws and regulations involving the Rowan-Midland and other facilities in areas in or near Louisiana.  Subsequently, the case was transferred to U. S. District Court, Southern District of Texas, Houston Division.  The Company intends to vigorously defend its position in this case but cannot estimate any potential liability at this time.

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

The construction of Rowan’s fourth Tarzan Class jack-up rig, the J. P. Bussell, was originally subcontracted to Signal International LLC (Signal), and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million.  As a result of various problems encountered on the project, the expected completion of the rig is now at least one year behind schedule and its expected final cost is at least 30% over the original estimate.  Accordingly, Rowan declared Signal in breach of contract and initiated court proceedings styled Rowan Companies, Inc. and LeTourneau Technologies, Inc. vs. Signal International LLC in the 269th Judicial District Court of Harris County, Texas to recover the cost to complete the rig over and above the agreed contract price, as well as other damages, plus interest.  Signal filed a counterclaim against the Company styled Signal International LLC vs. LeTourneau, Inc. in the U.S. District Court, Southern District of Texas, Houston Division, alleging breach of contract and claiming unspecified damages for cost overruns.  The Company expects that Signal will claim damages for amounts owed and additional costs incurred, totaling in excess of $20 million.  The Company intends to vigorously defend and prosecute its rights under the contract.  The Company does not believe that it is probable that Rowan has incurred a loss, nor one that is estimable, and has made no accrual for such at June 30, 2008.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first six months of 2008, the Company acquired 26,804 shares of its outstanding common stock from employees in connection with the vesting of restricted stock awards.  Under the terms of a Share Repurchase Program begun in June 1998, the Company was authorized, at June 30, 2008, to buy back up to approximately 1.5 million shares of its common stock.

At June 30, 2008, Rowan had approximately $154 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.

Item 4.  Submission of Matters to a Vote of Security Holders

On January 8, 2008, Steel Partners II, L.P., which currently reports beneficial ownership of approximately 9.4% of the Company's common stock, delivered a notice to the Company nominating three candidates to stand for election to the Company’s Board of Directors at the 2008 Annual Meeting of Stockholders.

Following discussions between the Company and Steel Partners, on March 30, 2008, the Company and Steel Partners entered into a letter agreement (the “Agreement”) pursuant to which Steel Partners withdrew its slate of three nominees and agreed not to engage in the solicitation of proxies in connection with the 2008 Annual Meeting.  The Agreement provides that if the Company does not monetize its wholly-owned manufacturing subsidiary, LeTourneau Technologies, Inc. (“LTI”), by December 31, 2008, either Warren Lichtenstein or another person designated by Steel Partners will be added to the Company’s Board of Directors effective January 1, 2009.  The Company also agreed that if the LTI monetization is accomplished through an initial public offering or private sale of all or a portion of LTI, the Company will repurchase at least $400 million of its outstanding common stock.  The Company does not expect to disclose further developments regarding the LTI monetization process until definitive agreements are approved by the Board and executed by the Company.

The Company has reimbursed Steel Partners for $100,000 of its out-of-pocket expenses incurred in connection with the intended solicitation of proxies from the Company’s stockholders at the Annual Meeting and the negotiation of the Agreement.

Item 5.  Other Information

The Company purchases equipment and related services from S&N Pump Co. (S&N) from time to time, in the ordinary course of business.  S&N employs the sister and brother-in-law of John L. Buvens, the Company’s Executive Vice President – Legal.  S&N is owned and operated by the family of Mr. Buvens’ brother-in-law.  Mr. Buvens has no role in purchases by the Company from S&N.  The Company believes the amounts paid to S&N for equipment and services purchased were reasonable and reflected prices comparable to those charged by S&N to third parties for similar equipment and services.  In 2006 and 2007, amounts paid to S&N were approximately $1.5 million (approximately 14% of S&N revenues) and $1.1 million (approximately 5% of S&N revenues), respectively.

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

ROWAN COMPANIES, INC.
(Registrant)

Date: August 11, 2008	/s/ W. H. WELLS
W. H. Wells
Vice President - Finance
and Chief Financial Officer

Date: August 11, 2008	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Controller
(Chief Accounting Officer)