Form 10-Q/A
period 2008-06-30
ROWAN COMPANIES INC
filed 2008-08-29
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
(Amendment No. 1)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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
(713) 621-7800
Registrant’s telephone number, including area code
Inapplicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer ☑ Accelerated filer ☐  Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of common stock, $.125 par value, outstanding at July 31, 2008 was 113,003,858.

Explanatory Note
Part II Other Information
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURES
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302

Explanatory Note
This Amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the three months ended June 30, 2008 (the “Original Form 10-Q”) as initially filed with the Securities and Exchange Commission on August 11, 2008 to revise the disclosure set forth in Item 4 — Submission of Matters to a Vote of Security Holders to include the voting results from our Annual Meeting of Stockholders held on June 6, 2008.
Except as described in this Explanatory Note, no other changes have been made to the Original Form 10-Q Filing, and this Amendment does not amend or update any other information set forth in the Original Form 10-Q Filing.
Part II Other Information
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders on June 6, 2008, stockholders elected the three nominees for Class II Director as set forth in Rowan’s Proxy Statement relating to the meeting. With respect to such election, proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and there was no solicitation in opposition to such nominees. Of Rowan’s 112,641,815 shares of record, 95,251,185 were represented at the meeting in person or by proxy. The following numbers of votes were cast as to the Class II Director nominees:

Class II Nominee	Votes For	Votes Against	Abstain
Daniel F. McNease	87,838,463	6,626,483	786,239
Lord Moynihan	89,003,543	5,473,962	773,680
Robert G. Croyle	87,811,746	6,669,729	769,710
Also at the meeting, stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for 2008, as follows: 93,139,335 votes for, 1,353,433 votes against and 758,417 shares abstaining.
On January 8, 2008, Steel Partners II, L.P., which currently reports beneficial ownership of approximately 9.4% of the Company’s common stock, delivered a notice to the Company nominating three candidates to stand for election to the Company’s Board of Directors at the 2008 Annual Meeting of Stockholders.
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
Item 6. Exhibits
The following is a list of Exhibits filed with this Form 10-Q/A:
31	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROWAN COMPANIES, INC. (Registrant)
Date: August 29, 2008	/s/ W. H. WELLS
W. H. Wells
Vice President - Finance and Chief Financial Officer

Date: August 29, 2008	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Controller (Chief Accounting Officer)

3