Form 10-Q
period 2008-09-30
ROWAN COMPANIES INC
filed 2008-11-07
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

The number of shares of common stock, $.125 par value, outstanding at October 31, 2008 was 113,003,698.

ROWAN COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$152,720	$284,458
Receivables - trade and other	421,416	478,017
Inventories - at cost:
Raw materials and supplies	386,837	343,023
Work-in-progress	208,277	112,924
Finished goods	5,411	416
Prepaid expenses and other current assets	65,672	61,169
Deferred tax assets - net	25,967	22,960
Total current assets	1,266,300	1,302,967

RESTRICTED CASH	-	50,000

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	3,019,382	2,798,250
Manufacturing plant and equipment	253,105	244,731
Construction in progress	722,123	373,534
Other property and equipment	116,809	128,312
Total	4,111,419	3,544,827
Less accumulated depreciation and amortization	1,123,880	1,057,016
Property, plant and equipment - net	2,987,539	2,487,811

GOODWILL AND OTHER ASSETS	33,054	34,527

TOTAL	$4,286,893	$3,875,305

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$64,922	$64,922
Accounts payable - trade	187,564	100,880
Deferred revenues	177,221	110,596
Billings in excess of uncompleted contract costs and estimated profit	10,166	69,867
Accrued compensation and related employee costs	69,862	84,859
Other current liabilities	47,048	64,465
Total current liabilities	556,783	495,589

LONG-TERM DEBT - less current maturities	369,314	420,482

OTHER LIABILITIES	214,628	197,865

DEFERRED INCOME TAXES - net	453,942	412,931

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
Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
Common stock, $.125 par value:
Authorized 150,000,000 shares; issued 113,054,705 shares at
September 30, 2008 and 111,288,285 shares at December 31, 2007	14,133	13,911
Additional paid-in capital	1,057,290	1,012,214
Retained earnings	1,719,025	1,419,417
Cost of treasury shares: 52,342 shares at September 30, 2008 and
25,139 shares at December 31, 2007	(2,097)	(979)
Accumulated other comprehensive loss	(96,125)	(96,125)
Total stockholders' equity	2,692,226	2,348,438

TOTAL	$4,286,893	$3,875,305

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
REVENUES:
Drilling services	$357,143	$368,821	$1,064,944	$1,010,178
Manufacturing sales and services	169,915	133,380	534,745	461,281
Total	527,058	502,201	1,599,689	1,471,459

COSTS AND EXPENSES:
Drilling operations (excluding items shown below)	163,330	145,403	483,107	436,827
Manufacturing operations (excluding items shown below)	149,174	107,471	454,755	395,386
Depreciation and amortization	36,230	29,812	102,782	86,270
Selling, general and administrative	27,595	22,510	85,767	67,798
Gain on disposals of property and equipment	(21,447)	(1,088)	(28,329)	(39,810)
Total	354,882	304,108	1,098,082	946,471

INCOME FROM OPERATIONS	172,176	198,093	501,607	524,988

OTHER INCOME (EXPENSE):
Interest expense	(4,456)	(6,447)	(14,351)	(19,662)
Less interest capitalized	4,456	2,855	13,624	6,332
Interest income	1,081	5,613	5,445	16,543
Other - net	(1,924)	(305)	(680)	254
Other income (expense) - net	(843)	1,716	4,038	3,467

INCOME BEFORE INCOME TAXES	171,333	199,809	505,645	528,455
Provision for income taxes	57,219	68,960	172,298	183,129

NET INCOME	$114,114	$130,849	$333,347	$345,326

PER SHARE AMOUNTS:
Net income - basic	$1.01	$1.18	$2.96	$3.12
Net income - diluted	$1.00	$1.16	$2.94	$3.08

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For The Nine Months
	Ended September 30,
	2008	2007
	(Unaudited)
CASH PROVIDED BY (USED IN):
Operations:
Net income	$333,347	$345,326
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	102,782	86,270
Deferred income taxes	38,004	30,071
Provision for pension and postretirement benefits	24,321	23,413
Stock-based compensation expense	10,330	6,746
Contributions to pension plans	(23,576)	(10,633)
Postretirement benefit claims paid	(2,084)	(1,946)
Gain on disposals of property, plant and equipment	(28,329)	(39,810)
Changes in current assets and liabilities:
Receivables- trade and other	61,062	4,916
Inventories	(143,848)	(136,627)
Other current assets	(4,503)	(13,595)
Accounts payable	72,091	(36,647)
Income taxes payable	(18,369)	24,302
Deferred revenues	66,625	7,787
Billings in excess of uncompleted contract costs and estimated profit	(59,701)	1,625
Other current liabilities	8,988	14,642
Net changes in other noncurrent assets and liabilities	(3,556)	15,947
Net cash provided by operations	433,584	321,787

Investing activities:
Capital expenditures	(618,541)	(318,702)
Proceeds from disposals of property, plant and equipment	53,455	44,941
Change in restricted cash balance	50,000	106,077
Net cash used in investing activities	(515,086)	(167,684)

Financing activities:
Proceeds from borrowings	80,000	-
Repayments of borrowings	(131,168)	(51,168)
Payment of cash dividends	(33,713)	(33,201)
Proceeds from stock option and convertible debenture plans and other	34,645	13,499
Net cash used in financing activities	(50,236)	(70,870)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(131,738)	83,233
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	284,458	258,041
CASH AND CASH EQUIVALENTS, END OF PERIOD	$152,720	$341,274

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.
The consolidated financial statements of Rowan Companies, Inc. (“Rowan” or the “Company”) included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission.  Certain information and notes have been condensed or omitted as permitted by those rules and regulations.  Rowan believes that the disclosures included herein are adequate, but suggests that you read these consolidated financial statements in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Rowan believes the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2008 and the results of its operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for nine months ended September 30, 2008 and 2007.  Rowan’s results of operations and cash flows for the nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the full year.

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

The following table presents certain financial information by operating segment as of September 30, 2008 and 2007 (in millions).

	Total Assets		Goodwill
	2008	2007	2008	2007

Drilling	$3,431.2	$3,066.8	$1.5	$1.5
Manufacturing:
Drilling Products and Systems	591.6	508.2	10.9	10.9
Mining, Forestry and Steel Products	264.1	220.0	-	-
Total	$4,286.9	$3,795.0	$12.4	$12.4

The following table presents certain financial information by operating segment for the three and nine month periods ended September 30, 2008 and 2007 (in millions).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenues:
Drilling	$357.1	$368.8	$1,064.9	$1,010.2
Manufacturing:
Drilling Products and Systems	110.9	83.7	360.3	316.4
Mining, Forestry and Steel Products	59.1	49.7	174.5	144.9
Total	$527.1	$502.2	$1,599.7	$1,471.5

Income from operations:
Drilling	$166.9	$183.5	$468.5	$491.2
Manufacturing:
Drilling Products and Systems	(2.0)	10.6	17.0	18.5
Mining, Forestry and Steel Products	7.3	4.0	16.1	15.3
Total	$172.2	$198.1	$501.6	$525.0

Excluded from the immediately preceding table are the effects of transactions between segments.  During the three months ended September 30, 2008 and 2007, the Drilling Products and Systems segment provided approximately $78 million and $60 million, respectively, of products and services to the Drilling segment. During the nine months ended September 30, 2008 and 2007, Rowan’s Drilling Products and Systems segment provided approximately $258 million and $186 million, respectively, of products and services to its Drilling segment.

Assets are ascribed to a segment based upon their direct use.  Rowan classifies its drilling rigs as domestic or foreign based upon the rig’s operating location.  Accordingly, drilling rigs operating in or offshore the United States are considered domestic assets and rigs operating in other areas are deemed foreign assets.  At September 30, 2008, the Company had eight offshore rigs and 29 land rigs located in domestic areas and 12 offshore rigs located in foreign areas.

Foreign source revenues for the three and nine months ended September 30, 2008 and 2007 were as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Drilling:
Middle East	$ 124.6	$ 111.8	$ 351.5	$ 288.6
Europe	33.3	65.7	119.1	180.7
West Africa	32.0	-	87.3	-
Trinidad	-	20.3	41.5	55.0
Canada	-	-	-	(1.2)
Mining, Forestry & Steel Products - Australia	12.7	11.9	40.7	22.7
Total	$ 202.6	$ 209.7	$ 640.1	$ 545.8

3.
Rowan generally recognizes manufacturing sales and related costs when title passes as products are shipped.  Revenues from longer-term manufacturing projects such as rigs and rig kits are recognized on the percentage-of-completion basis using costs incurred relative to total estimated costs.  Costs are recorded separately for each project, and by significant activity or component within each project, and include materials issued to the project, labor expenses that are incurred directly for the project and overhead expenses that are allocated across all projects at consistent rates per labor hour.  Incurred costs include only those that measure project work performed.  Material costs incurred, for example, do not include materials purchased but remaining in inventory.  Only when such materials have been used in production on a project are they included in incurred project costs.  The determination of total estimated project costs is performed monthly based upon then current information.  This process involves an evaluation of progress towards project milestones and an assessment of work left to complete each project activity or component, and is based on physical observations by project managers and engineers.  An estimate of project costs is then developed for each significant activity or component based upon the assessment of project status, actual costs incurred to-date and outstanding commitments for project materials and services.  The Company does not recognize any estimated profit until such projects are at least 10% complete, though a full provision is made immediately for any anticipated losses.

The following table summarizes the status of long-term construction projects in process at September 30, 2008 and December 31, 2007 (in millions):

	September 30,	December 31,
	2008	2007

Total contract value of long-term projects (1)	$194.6	$238.9
Payments received	127.4	156.8
Revenues recognized	119.6	87.6
Costs recognized	75.2	56.6
Payments received in excess of revenues recognized	7.8	69.2

Billings in excess of uncompleted contract costs and estimated profit	$10.2	$69.9

Uncompleted contract costs and estimated profit in excess of billings (included in other current assets)	$2.4	$0.7

(1) Includes projects in progress and those not yet begun for which Rowan has received advanced payments.

During the three months ended September 30, 2008, Rowan recognized approximately $37.0 million of Manufacturing revenues and $25.4 million of costs on the percentage-of-completion basis. During the nine months ended September 30, 2008, Rowan recognized approximately $117.5 million of Manufacturing revenues and $78.3 million of costs on the percentage-of-completion basis.

4.	Rowan’s computations of basic and diluted income per share for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Average common shares outstanding	113,055	111,177	112,482	110,824
Dilutive securities
Stock options	727	1,020	847	997
Convertible debentures	8	377	130	324
Average shares for diluted calculations	113,790	112,574	113,459	112,145

Net income	$114,114	$130,849	$333,347	$345,326
Net income per share:
Basic	$1.01	$1.18	$2.96	$3.12
Diluted	$1.00	$1.16	$2.94	$3.08

Rowan had 2,004,382 and 2,517,732 stock options outstanding at September 30, 2008 and 2007, respectively, and another 35,009 and 1,027,011 shares, respectively, were issuable at those dates through the conversion of debentures.

5.
Rowan had no changes to other comprehensive income during the three or nine months ended September 30, 2008 and 2007.  Interest payments (net of amounts capitalized) were $1.2 million and $5.0 million for the three months ended September 30, 2008 and 2007, respectively, and $3.9 million and $15.3 million for the nine months ended September 30, 2008 and 2007, respectively.  Tax payments (net of refunds) were $54.2 million and $46.8 million for the three months ended September 30, 2008 and 2007, respectively, and $150.9 million and $104.9 million for the nine months ended September 30, 2008 and 2007, respectively.  Accrued capital expenditures were $13.8 million and $14.7 million at September 30, 2008 and 2007, respectively.

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

Stock-based compensation expense was $3.6 million and $2.5 million for the three months ended September 30, 2008 and 2007, and $10.3 million and $6.7 million for the nine months ended September 30, 2008 and 2007, respectively.  At September 30, 2008, Rowan had approximately $24 million of unrecognized future stock-based compensation expense.

6.
Since 1952, Rowan has sponsored defined benefit pension plans covering substantially all of its employees. In addition, Rowan provides health care and life insurance benefits (Other benefits) for certain retired employees.

During the first nine months of 2008, Rowan contributed $25.7 million toward its pension and other benefit plans.  Rowan currently expects to make additional payments totaling approximately $9 million during the remainder of 2008 for pension plan contributions and other benefit claims.

Rowan amended the benefit formula for new Drilling division plan entrants effective January 1, 2008 in order to reduce the rate at which the plan’s liabilities are growing, though the Company expects to make additional pension contributions over the next several years even if plan assets perform as expected.  Under current regulations and based upon estimated asset values as of October 15, 2008, Rowan’s 2009 pension funding obligation could exceed $130 million, most of which would be payable by March 31, 2009.  The Company is evaluating alternatives that would reduce its 2009 pension funding, but still expects it to significantly exceed the 2008 amount.  Benefits paid from Rowan’s pension plans are expected to average approximately $28 million annually over the next ten years.

Net periodic pension cost for the three and nine months ended September 30, 2008 and 2007 included the following components (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Service cost	$4,033	$3,241	$10,774	$9,619
Interest cost	8,356	6,829	23,656	20,266
Expected return on plan assets	(7,681)	(6,695)	(22,243)	(19,867)
Recognized actuarial loss	2,698	2,687	6,664	7,995
Amortization of prior service cost	(64)	(54)	(191)	(159)
Total	$7,342	$6,008	$18,660	$17,854

Other benefits cost for the three and nine months ended September 30, 2008 and 2007 included the following components (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Service cost	$493	$526	$1,511	$1,562
Interest cost	1,099	1,064	3,308	3,157
Recognized actuarial loss	60	168	198	498
Amortization of transition obligation	167	167	496	495
Amortization of prior service cost	(52)	(52)	(153)	(153)
Total	$1,767	$1,873	$5,360	$5,559

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

On September 13, 2008, the Company lost the jack-up rig Rowan-Anchorage during Hurricane Ike.  Rowan is pursuing insurance proceeds related to the incident and an amount equal to the carrying value of the rig, approximately $4.5 million, is included in the balance of receivables shown on the September 30, 2008 Balance Sheet.  The rig was insured for $60 million and subject to a $17.5 million deductible.  During the fourth quarter of 2008, the Company received the full $42.5 million of insurance proceeds and will recognize a $38 million gain.

8.
The extent of hurricane damage sustained throughout the Gulf Coast area in recent years has dramatically increased the cost and reduced the availability of insurance coverage for windstorm losses.  During the Company’s April 2006 policy renewal, it determined that windstorm coverage meeting the requirements of its existing debt agreements was cost-prohibitive.  As the debt is government-guaranteed through the Title XI program of U.S. Department of Transportation’s Maritime Administration (MARAD), the Company obtained from MARAD a waiver of the original insurance requirements in return for providing additional security.  On March 31, 2008, in connection with the Company’s policy renewal, the additional security provisions were modified.  The Company’s minimum restricted cash requirement was eliminated and its unrestricted cash requirement was reduced from $31 million to $25 million.  Rowan remains subject to restrictions on the use of certain insurance proceeds, and has segregated the Hurricane Ike proceeds until December 1, 2008.  Each of these additional security provisions will be released by MARAD if the Company is able to obtain windstorm coverage that satisfies the original terms of its debt agreements.

On June 23, 2008, Rowan entered into a three-year, $155 million revolving credit facility to be used, as necessary, for general corporate purposes, including capital expenditures, debt service requirements and distributions to the Company’s stockholders.  The underlying credit agreement limits new borrowings and other transactions, requires certain minimum cash flows and provides that the facility will not be available in the event of a material adverse change in the Company’s condition, operations, business, assets, liabilities or ability to perform.  On July 7, 2008, at the conclusion of the Company’s operating lease agreement covering the offshore drilling rig Cecil Provine, Rowan borrowed $80 million under the credit facility to complete the purchase of the rig for $119 million in cash.  Such amount was repaid in full on August 4, 2008 and the Company had no borrowings outstanding under the credit facility at September 30, 2008.  Despite the recent weakness in global credit markets, the Company believes that funding under the credit facility continues to be available, if necessary.

The Company was in compliance with each of its debt covenants at September 30, 2008.

9.
During 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig.  However, the owner of the rig claimed that the rig should have been insured for its fair market value and is seeking recovery from Rowan for compensation above the insured value.  Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment.  On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig.  The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make Rowan liable for the approximately $48 million difference between the owner’s claim and the insurance coverage, including interest and costs to date.  The Company continues to believe its interpretation of the charter agreement is correct and is vigorously pursuing an appeal to overturn the summary judgment ruling in the Texas Court of Appeals.  The Company does not, therefore, believe that it is probable that it has incurred a loss and has made no accrual for such at September 30, 2008.

During 2004, Rowan learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U.S. Department of Justice (“DOJ”) had begun conducting a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated at locations in the Gulf of Mexico.  On November 8, 2007, the Company entered into a plea agreement with the DOJ, as amended (“Plea”), under which the Company pled guilty to three felony charges relating to operations on the Rowan-Midland between 2002 and 2004:  (i) causing the discharge of a pollutant, abrasive sandblast media, into U.S. navigable waters, thereby violating the Clean Water Act, (ii) failing to immediately report the discharge of waste hydraulic oil from the Rowan-Midland into U.S. navigable waters, thereby violating the Clean Water Act, and (iii) discharging garbage from the Rowan-Midland in violation of the Act to Prevent Pollution from Ships.  As part of the Plea, the Company paid a fine of $7 million and completed community service payments totaling $2 million to various organizations.  In anticipation of such payments, the Company recognized a $9 million charge to its fourth quarter 2006 operations.  Under the Plea, the Company is subject to unsupervised probation for a period of three years.  The Plea was approved by the United States District Court for the Eastern District of Texas on November 9, 2007.  During the period of unsupervised probation, the Company must ensure that it commits no further criminal violations of federal, state, or local laws or regulations and must also continue to implement its comprehensive Environmental Management System Plan.  Subsequent to the conduct at issue, the Company sold the Rowan-Midland to a third party.  The Environmental Protection Agency has approved a compliance agreement with Rowan which, among other things, contains a certification that the conditions giving rise to the violations to which the Company entered guilty pleas have been corrected. The Company believes that if it fully complies with the terms of the compliance agreement, it will not be suspended or debarred from entering into or participating in contracts with the U.S. Government or any of its agencies.

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

The construction of Rowan’s fourth Tarzan Class jack-up rig, the J. P. Bussell, was originally subcontracted to Signal International LLC (“Signal”), and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million.  As a result of various problems encountered on the project, the delivery of the rig is now more than one year behind schedule and its expected final cost is at least 40% over the original estimate.   Accordingly, the Company declared Signal in breach of contract and initiated court proceedings styled Rowan Companies, Inc. and LeTourneau Technologies, Inc. vs. Signal International LLC in the 269th Judicial District Court of Harris County, Texas to recover the cost to complete the rig over and above the agreed contract price, as well as other damages, plus interest.  Signal filed a separate claim against the Company styled Signal International LLC vs. LeTourneau, Inc. in the U.S. District Court, Southern District of Texas, Houston Division, alleging breach of contract and claiming unspecified damages for cost overruns. That case has been administratively stayed in favor of the State Court proceeding filed by the Company.  Rowan exercised its right to take over the rig construction pursuant to the terms of the construction contract, and Signal turned the rig over to the Company in March 2008.  Rowan expects that Signal will claim damages for amounts owed and additional costs incurred, totaling in excess of $20 million.  The Company intends to vigorously defend and prosecute its rights under the contract.  Rowan does not believe that it is probable that it will be held liable for the claims brought by Signal, and has made no accrual for such at September 30, 2008.

Rowan is involved in various legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. The Company believes that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on its financial position, results of operations or cash flows.

10.
On January 8, 2008, Steel Partners II, L.P. (“Steel Partners”), which reported beneficial ownership of approximately 7.5% of the Company's common stock on its last Form 13D filed on November 6, 2008, delivered a notice to the Company nominating three candidates to stand for election to the Company’s Board of Directors at the 2008 Annual Meeting of Stockholders.

Following discussions between the Company and Steel Partners, on March 30, 2008, the Company and Steel Partners entered into a letter agreement (the “Agreement”) pursuant to which Steel Partners withdrew its slate of three nominees and agreed not to engage in the solicitation of proxies in connection with the 2008 Annual Meeting.  The Agreement provides that if the Company does not monetize its wholly-owned manufacturing subsidiary, LTI, by December 31, 2008, either Warren Lichtenstein or another person designated by Steel Partners will be added to the Company’s Board of Directors effective January 1, 2009.  The Company also agreed that if the “LTI monetization” is accomplished through an initial public offering or private sale of all or a portion of LTI (but not through a public or private merger), the Company will repurchase at least $400 million of its outstanding common stock.

On November 4, 2008, Rowan announced that recent capital markets and commodity price weakness had adversely affected opportunities for monetizing its investment in LTI for what the Company believes to be adequate value for its stockholders, and that it was not pursuing any further negotiations with potential partners.  The Company will continue to review all strategic options, including a spin-off of LTI to its stockholders, but does not anticipate that a transaction, if any, will be completed until capital markets conditions improve significantly.

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

12.
On October 31, 2008, the Company announced that its Board of Directors had declared a cash dividend of $.10 per share of common stock payable on November 28, 2008 to shareholders of record on November 14, 2008.

Also on October 31, 2008, the Company announced that, after a 34-year career, its Chairman and Chief Executive Officer, Daniel F. McNease, had decided to retire from all positions with the Company effective December 31, 2008.  In connection with his retirement, Mr. McNease and the Company entered into a Separation Agreement (“Agreement”) under which all of Mr. McNease’s unvested stock options and restricted common stock will vest at his retirement effective date and Mr. McNease will thereafter receive monthly payments aggregating $3.6 million over the next three years for consulting services and severance benefits.  As a result, the Company expects to record incremental compensation cost related to the Agreement of approximately $4.5 million in the fourth quarter of 2008.  The Board of Directors is conducting a search process to consider internal and external candidates to fill Mr. McNease’s positions.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Rowan generated net income of $333.3 million in the first nine months of 2008 compared to $345.3 million in the same period of 2007.  This 3% reduction in profitability was largely due to increased costs and expenses and decreased asset sales, the effects of which were somewhat offset by higher average drilling day rates and manufacturing sales between periods.

A comparison of the revenues and income from Drilling, Manufacturing and Consolidated operations for the first nine months of 2008 and 2007, respectively, is reflected below (dollars in millions):

			Manufacturing
			Drilling Products		Mining, Forestry and
	Drilling		and Systems		Steel Products		Consolidated
	2008	2007	2008	2007	2008	2007	2008	2007

Revenues	$ 1,064.9	$ 1,010.2	$ 360.3	$ 316.4	$ 174.5	$ 144.9	$ 1,599.7	$ 1,471.5
Percent of total	67%	69%	23%	22%	11%	10%	100%	100%

Operating costs (excluding items shown below)	$ 483.1	$ 436.8	$ 316.9	$ 279.7	$ 137.9	$ 115.7	$ 937.9	$ 832.2
Percent of revenues	45%	43%	88%	88%	79%	80%	59%	57%

Depreciation expense	$ 91.1	$ 74.7	$ 7.2	$ 7.8	$ 4.5	$ 3.8	$ 102.8	$ 86.3
Percent of revenues	9%	7%	2%	2%	3%	3%	6%	6%

SG&A expenses	$ 50.6	$ 47.5	$ 19.2	$ 10.3	$ 15.9	$ 10.0	$ 85.7	$ 67.8
Percent of revenues	5%	5%	5%	3%	9%	7%	5%	5%

Income from operations	$ 468.5	$ 491.2	$ 17.0	$ 18.5	$ 16.1	$ 15.3	$ 501.6	$ 525.0
Percent of revenues	44%	49%	5%	6%	9%	11%	31%	36%

Net income							$ 333.3	$ 345.3

As shown in the preceding table, our consolidated income from operations declined by $23.4 million or 4%, when comparing the first nine months of 2008 and 2007, on a $128.2 million or 9% increase in revenues between periods.

Drilling operations – Our Drilling operations generated a $54.7 million or 5% increase in revenues between periods.  Our average offshore day rate was $160,800 during the first nine months of 2008, compared to $153,400 in the same period of 2007.  Our offshore fleet was 94% utilized during the first nine months of 2008, compared to 93% in the same period of 2007, with much of the downtime in each period associated with the mobilization or modification of rigs.  We realized 60 or 1% more revenue-producing days between periods, and our foreign operations contributed 59% of the total during the first nine months of 2008, up from 56% in the same period of 2007.

Our fleet of 30 land rigs was 95% utilized during the first nine months of 2008, unchanged from the same period of 2007, though revenue-producing days increased by 660 or 10% due to the net addition of two rigs between periods.  Our average land day rates were $22,200 during the first nine months of 2008, compared to $23,200 in the same period of 2007.

Drilling expenses during the first nine months of 2008 increased by $46.3 million or 11% over the same period of 2007, due to higher labor, rig maintenance, overhead and crew transportation costs associated with our redeployment of several offshore rigs to foreign markets and the growth in our land rig fleet between periods.  Drilling depreciation expense increased by $16.4 million or 22% between periods due primarily to the rig additions discussed above.  Selling, general and administrative expenses incurred by our Drilling segment increased by $3.1 million or 7% between periods due primarily to incremental incentive-based compensation costs.

Our Drilling operations included $28.4 million of gains on property and equipment disposals during the first nine months of 2008, compared to $40.0 million during the same period of 2007.  The current period included the following gains: $14.6 million from the sale of our London office building, $5.4 million from the sale of our Fourchon, Louisiana service facility and $5.0 million from the sale of a land rig.  The prior-year period gains included $23.4 million related to the October 2005 sale of our semi-submersible rig and $14.2 from the sale of our Alaska camps.

Thus, our Drilling operations experienced a $22.7 million or 5% decline in operating income between periods.

Drilling Products and Systems – Revenues during the first nine months of 2008 increased by $43.9 million or 14% over the same period of 2007, primarily due to the following:

•	$136.9 million from shipments of land rigs and component packages in 2008, up from $77.1 million in 2007;
•	$117.5 million recognized on eight offshore rig kit projects in 2008, up from $73.7 million from six kits in 2007;
•	$25.6 million from parts sales in 2008, up from $22.8 million in 2007;
•	$24.8 million from shipments of individual top drives, drawworks and rotary tables in 2008, up from $5.3 million in 2007;
•	$22.9 million from 36 mud pumps shipped in 2008, down from $35.2 million and 46 pumps in 2007;
•	$10.0 million related to drive and control system packages in 2008, down from $15.2 million in 2007; and
•	$7.2 million from custom fabrication work in 2008, down from $20.9 million in 2007.

Our prior-year revenues included $41.6 million recognized on an external offshore rig construction project which was completed in June 2007.  There were no such revenues in the current period.

Our product revenues are greatly influenced by the timing of shipments, and our profitability is impacted by the mix of product sales.  Original equipment sales, for example, typically yield lower margins than the related after-market parts sales.  Our 2007 operating results included a $15.8 million loss on an external offshore rig construction project and our 2008 operating results included an estimated $3.2 million loss recognized on two land rigs that are expected to ship in the fourth quarter of 2008.

Our 2008 operations were adversely impacted by Hurricane Ike, which temporarily caused employee evacuations, power outages, fuel shortages and mandatory curfews throughout the Houston area during the last half of September, interrupting our manufacturing supply chain, slowing our ability to ship completed products and forcing reductions in plant operating hours and production.  We estimate that these factors reduced our revenues by approximately $25 million during the period.

Though revenues have increased between periods, they were below expected levels in 2008, resulting in higher operating costs as a percentage of revenues.  Thus, as is shown in the preceding table, our average margin on operating costs was 12% of revenues during the first nine months of 2008, unchanged from the same period of 2007.

Depreciation expense incurred by Drilling Products and Systems decreased by $0.6 million or 8% between periods, due to additional expense recognized in 2007 in connection with the installment sale of certain rental equipment.  Selling, general and administrative costs increased by $8.9 million or 86% between periods, due to higher selling-related expenses and incremental staffing.

Our Drilling Products and Systems operating results exclude the effects of approximately $258 million of products and services provided to our Drilling division during the first nine months of 2008, most of which related to construction of three newbuild jack-ups, the J. P. Bussell, Rowan-Mississippi and Ralph Coffman.

Mining, Forestry and Steel Products – Revenues increased by $29.6 million or 20% between periods.  Shipments of new front-end mining loaders and log stackers totaled 16 units during the first nine months of 2008 producing $53.6 million of revenues, compared to 19 units and $60.8 million of revenues during same period of 2007.  Parts sales increased by $9.5 million or 21% between periods to $54.0 million during the first nine months of 2008, compared to $44.5 million during the same period of 2007.  Revenues from steel plate sales totaled $50.7 million during the first nine months of 2008, up by $22.6 million or 80% on a 50% increase in volume between periods.  Thus, as is shown in the preceding table, our average margin on operating costs, improved to 21% of revenues during the first nine months of 2008, up from 20% in the same period of 2007.

Depreciation expense incurred by Mining, Forestry and Steel Products increased by $0.7 million or 18% between periods, due to the expansion of our steel mill along with machinery and equipment additions to increase capacity at our manufacturing facilities.  Selling, general and administrative costs increased by $5.9 million or 59% between periods, due to increases in shared administrative costs that are allocated between our Manufacturing segments based upon revenue and higher selling-related expenses.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Rowan generated net income of $114.1 million in the third quarter of 2008 compared to $130.8 million in the same period of 2007.  This 13% reduction in profitability was largely due to increased costs and expenses, which were somewhat offset by higher average offshore drilling day rates and manufacturing sales between periods.

A comparison of the revenues and income from Drilling, Manufacturing and Consolidated operations for the third quarters of 2008 and 2007, respectively, is reflected below (dollars in millions):

			Manufacturing
			Drilling Products		Mining, Forestry and
	Drilling		and Systems		Steel Products		Consolidated
	2008	2007	2008	2007	2008	2007	2008	2007

Revenues	$ 357.1	$ 368.8	$ 110.9	$ 83.7	$ 59.1	$ 49.7	$ 527.1	$ 502.2
Percent of total	68%	73%	21%	17%	11%	10%	100%	100%

Operating costs (excluding items shown below)	$ 163.3	$ 145.4	$ 104.7	$ 66.7	$ 44.5	$ 40.8	$ 312.5	$ 252.9
Percent of revenues	46%	39%	94%	80%	75%	82%	59%	50%

Depreciation expense	$ 32.2	$ 25.4	$ 2.4	$ 3.1	$ 1.6	$ 1.3	$ 36.2	$ 29.8
Percent of revenues	9%	7%	2%	4%	3%	3%	7%	6%

SG&A expenses	$ 16.2	$ 15.8	$ 5.8	$ 3.1	$ 5.6	$ 3.6	$ 27.6	$ 22.5
Percent of revenues	5%	4%	5%	4%	9%	7%	5%	4%

Income from operations	$ 166.9	$ 183.5	$ (2.0)	$ 10.6	$ 7.3	$ 4.0	$ 172.2	$ 198.1
Percent of revenues	47%	50%	-2%	13%	12%	8%	33%	39%

Net income							$ 114.1	$ 130.8

As shown in the preceding table, our consolidated income from operations declined by $25.9 million or 13%, when comparing the third quarters of 2008 and 2007, on a $24.9 million or 5% increase in revenues between periods.

Drilling operations – Our Drilling operations experienced an $11.7 million or 3% decrease in revenues between periods.  Our average offshore day rate was $161,100 during the third quarter of 2008, compared to $158,200 in the same period of 2007.  Our offshore fleet was 95% utilized during the third quarter of 2008, compared to 99% in the same period of 2007, with much of the downtime in the current period associated with the mobilization or modification of rigs.  We realized 90 or 5% fewer revenue-producing days between periods, and our foreign operations contributed 55% of the total during the third quarter of 2008, compared to 57% in the same period of 2007.

Our fleet of 30 land rigs was 97% utilized during the third quarter of 2008, compared to 96% during the same period of 2007, and revenue-producing days increased by 229 or 10% due to the net addition of two rigs between periods.  Our average land day rates were $20,900 during the third quarter of 2008, compared to $23,300 in the same period of 2007.

Drilling expenses during the third quarter of 2008 increased by $17.9 million or 12% over the same period of 2007, due to higher labor, rig maintenance and overhead costs associated with our redeployment of several offshore rigs to foreign markets and the growth in our land rig fleet between periods.  Drilling depreciation expense increased by $6.8 million or 27% between periods due primarily to the rig additions discussed above.  Selling, general and administrative expenses incurred by our Drilling segment increased by $0.4 million or 3% between periods due primarily to incremental incentive-based compensation costs.

Our Drilling operations included $21.5 million of gains on property and equipment disposals during the third quarter of 2008, including $14.6 million from the sale of our London office building and $5.0 from the sale of a land rig, compared to $1.2 million during the same period of 2007.

Thus, our Drilling operations experienced a $16.6 million or 9% decrease in operating income between periods.

Drilling Products and Systems – Revenues during the third quarter of 2008 increased by $27.2 million or 32% over the same period of 2007, primarily due to the following:

•	$51.9 million from shipments of land rigs and component packages in 2008, up from $19.9 million in 2007;
•	$37.0 million recognized on six offshore rig kit projects in 2008, up from $34.9 million from six kits in 2007;
•	$9.6 million from parts sales in 2008, up from $7.6 million in 2007; and
•	$4.2 million from 9 mud pumps shipped in 2008, down from $9.0 million and 11 pumps in 2007.

Our product revenues are greatly influenced by the timing of shipments, and our profitability is impacted by the mix of product sales.  Original equipment sales, for example, have traditionally yielded lower margins than the related after-market parts sales.  Land rigs and component packages typically require more costs for commissioning than do individual pumps and other drilling equipment, and often carry a package discount.  Thus, our gross margins are typically higher on equipment sales than on rigs and component packages.  Our current period operating results included an estimated $3.2 million loss recognized on two land rigs that are expected to ship in the fourth quarter of 2008.

Our 2008 operations were also adversely impacted by Hurricane Ike, which temporarily caused employee evacuations, power outages, fuel shortages and mandatory curfews throughout the Houston area during the last half of September, interrupting our manufacturing supply chain, slowing our ability to ship completed products and forcing reductions in plant operating hours and production.  We estimate that these factors reduced our revenues by approximately $25 million during the period.

Though revenues have increased between periods, they were below expected levels in 2008, resulting in higher fixed overhead and overall operating costs as a percentage of revenues.  Thus, as is shown in the preceding table, our average margin on operating costs decreased to 6% of revenues during the third quarter of 2008 from 20% in the same period of 2007.

Depreciation expense incurred by Drilling Products and Systems decreased by $0.7 million or 23% between periods, due to additional expense recognized in 2007 in connection with the installment sale of certain rental equipment.  Selling, general and administrative costs increased by $2.7 million or 87% between periods, due to higher selling-related expenses and incremental staffing.

Our Drilling Products and Systems operating results exclude the effects of approximately $78 million of products and services provided to our Drilling division during the third quarter of 2008, most of which was related to the construction of three newbuild jack-ups, the J. P. Bussell, Rowan-Mississippi and Ralph Coffman.

Mining, Forestry and Steel Products – Revenues increased by $9.4 million or 19% between periods.  Shipments of new front-end mining loaders and log stackers totaled four units during the third quarter of 2008 totaling $15.1 million of revenues, compared to seven units and $20.7 million of revenues during the same period of 2007.  Parts sales increased by $3.3 million or 20% between periods to $19.7 million during the third quarter of 2008, compared to $16.4 million during the same period of 2007.  Revenues from steel plate sales totaled $18.1 million during the third quarter of 2008, up by $8.7 million or 93% between periods on a 45% increase in volume between periods.  Thus, as is shown in the preceding table, our average margin on operating costs improved to 25% of revenues during the third quarter of 2008 from 18% in the same period of 2007.

Depreciation expense incurred by Mining, Forestry and Steel Products increased by $0.3 million or 23% between periods, due to the expansion of our steel mill along with machinery and equipment additions to increase capacity at our manufacturing facilities.  Selling, general and administrative costs increased by $2.0 million or 56% between periods, due to higher selling-related expenses.

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

The recent dramatic decline in oil and natural gas prices coupled with the weakness in global capital markets, have adversely affected our customer’s liquidity and the economics of certain drilling projects.  We have seen a number of oil and gas producers announce reductions in their future drilling budgets.  Limitations on the availability of capital, or higher costs of capital, may cause these and other customers to make additional budget reductions in the future even if commodity prices return to and remain at historically high levels.  Such reductions may cause a decline in the demand for our equipment or adversely affect the rates we earn.  Any such demand decline would probably occur very quickly and have a dramatic impact on day rates and rig utilization. Many of our land rigs are employed by small independent oil and gas companies that are highly dependent upon operating cash flows which are very sensitive to fluctuations in natural gas prices.

Our backlog of drilling contracts currently exceeds $2.1 billion and covers work into 2011.  About one-half of our available offshore rig days in 2009 are under contract, and most of our drilling contracts have severe termination penalties.  Facing reduced liquidity, certain of our customers may seek to modify or cancel existing contracts, or may delay payments due us.   Though we fully intend to enforce our drilling contracts and will vigorously defend our rights thereunder, any such disputes would adversely impact our cash flows to the extent that cash collections are delayed and administrative costs are increased.

Hurricanes have caused tremendous damage to drilling and production equipment and facilities throughout the Gulf Coast in recent years, and we suffered a significant loss of prospective revenues from the total destruction of one rig in 2002, four rigs in 2005, and another rig in September 2008 during Hurricane Ike.  Over the past few years, there have been notable declines in demand for less capable drilling equipment that coincided with the onset of hurricane season each June.  This has periodically forced jack-up contractors, including Rowan, to accept reduced rates in certain cases in order to keep such rigs fully utilized.  During this period, the market for more capable or premium equipment has remained relatively strong, and our operations have benefitted.  We expect that this pattern of reduced Gulf of Mexico drilling opportunities during hurricane season will continue.

The increased global demand for drilling equipment in recent years has led to greater requirements for parts, supplies and people, which have in turn increased the cost of each.  In addition, drilling equipment running near capacity for extended periods ultimately requires more extensive maintenance and repairs.  These inflationary pressures could continue in 2009 and, unless we are able to recover the increased costs through higher day rates, will impair our future operating results.  In addition, the cost of insurance in the Gulf of Mexico is still significantly higher than it was before the 2005 hurricanes.  We have been able to obtain insurance rate reductions for our offshore operations and fleet over the past few years, though the cost of our coverage is still much higher than the pre-storm level despite our assumption of significantly more risk for windstorm losses.  Our relocation of rigs from the Gulf of Mexico has helped to offset the increase in insurance rates since 2005.  The damage experienced during the 2008 hurricane season will likely reduce the availability and increase the cost of windstorm insurance again in 2009.

Overall, our Drilling operations are currently benefiting from predominantly favorable market conditions worldwide and are profitable.  There is no assurance, however, that such conditions will be sustained beyond the near-term, or that our Drilling operations will remain profitable.  The market may not be able to fully absorb the more than 80 jack-ups currently under construction or on order for delivery by 2011, and recent weakness in global capital markets, together with dramatic declines in oil and natural gas prices may reduce overall drilling activity.  Continuing weakness will, eventually, reduce demand for our services, and our Drilling operations will be adversely affected.  Additionally, as previously reported, we have seven additional jack-up rigs under construction or on order for delivery during 2009-2011, which will require approximately $1.1 billion of expenditures to complete.  We currently anticipate funding this amount through operating cash flows.  If market conditions deteriorate further, our cash flows may be insufficient, and we could be forced to accept unfavorable financing terms, if available, in order to complete construction.  If financing is unavailable, we could be forced to modify our construction program to preserve adequate liquidity.  We are re-evaluating the scheduled timing of our third and fourth 240-C class jack-up rigs, currently planned for delivery in 2010 and 2011, for opportunities to preserve near-term liquidity.  However, we do not have the flexibility to alter the construction schedules of the four Super 116E class rigs being built at an outside shipyard.

Our Manufacturing operations are also impacted by world commodities prices; in particular, prices for copper, iron ore, coal and gold.  In addition, the prospects for our Drilling Products and Systems segment are closely tied to the condition of the overall drilling industry and its demand for equipment, parts and services.  Many commodity prices have recently declined from their historically high levels and sustained capital market weakness may adversely impact worldwide demand.  As a result, we cannot accurately predict the direction of current business conditions or their likely impact on our operations.  Our Manufacturing operations will be adversely affected if conditions deteriorate further.

Hurricane Ike proved very disruptive to our Houston-based manufacturing operations.  Power outages and fuel shortages throughout the Houston area interrupted our manufacturing supply chain and slowed our ability to ship completed products.  Employee evacuations and mandated citywide curfews forced reductions in plant operating hours and production, in our facility as well as those of many area vendors.  Certain key suppliers advised of delays in delivery of critical components.  These circumstances have adversely impacted our 2008 operating results, the effects of which may not be fully recovered in 2009.

Our external manufacturing backlog, which consists of executed contracts and customer commitments, was approximately $694 million at September 30, 2008, compared to $405 million at September 30, 2007.  The backlog featured $328 million of land rigs and component packages, $115 million related to six long-term rig kit construction projects in-process, $97 million of mining and forestry equipment and another $78 million of drilling equipment.  We are currently reviewing the backlog and talking with our customers to re-affirm their commitments, but expect that some orders will be delayed and others may be cancelled.  We cannot currently assess the likelihood or magnitude of delays or cancellations, and any impact on our results of operations.

On March 31, 2008, we announced that our Board of Directors had decided to pursue a monetization of our investment in Manufacturing operations during 2008, and that if the monetization is accomplished through an initial public offering or private sale of all or a portion of our Manufacturing operations (but not through a public or private merger), we would repurchase at least $400 million of our outstanding common stock.

On November 4, 2008, we announced that recent capital markets and commodity price weakness had adversely affected opportunities for monetizing our investment in LTI for what we believe to be adequate value for our stockholders, and that we are not pursuing any further negotiations with potential partners.  We will continue to review all strategic options, including a spin-off of LTI to our stockholders, but do not anticipate that a transaction, if any, will be completed until capital markets conditions improve significantly.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios as of September 30, 2008 and December 31, 2007 is as follows (dollars in millions):

	September 30, 2008	December 31, 2007
Cash and cash equivalents	$152.7	$284.5
Current assets	$1,266.3	$1,303.0
Current liabilities	$556.8	$495.6
Current ratio	2.27	2.63
Current maturities of long-term debt	$64.9	$64.9
Long-term debt	$369.3	$420.5
Stockholders’ equity	$2,692.2	$2,348.4
Long-term debt/total capitalization	.12	.15

Reflected in the comparison above are the effects of the following sources and uses of cash and cash equivalents during the first nine months of 2008, with amounts shown for the comparable period of 2007:

SOURCES (USES) OF CASH AND CASH EQUIVALENTS	2008	2007
Net operating cash flows	$433.6	$321.8
Borrowings	80.0	-
Net proceeds from asset disposals	53.5	44.9
Net change in restricted cash balance	50.0	106.1
Proceeds from equity compensation and debenture plans and other	34.6	13.5
Capital expenditures	(618.5)	(318.7)
Debt repayments	(131.2)	(51.2)
Cash dividend payments	(33.7)	(33.2)
Total sources (uses)	$(131.7)	$83.2

Operating Cash Flows

Operating cash flows during the first nine months of 2008 included non-cash or non-operating adjustments to our net income totaling $121.4 million, less a net investment in working capital of $17.7 million.  Non-cash or non-operating adjustments included depreciation expense of $102.8 million, deferred income taxes of $38.0 million and stock-based compensation expense of $10.3 million, partially offset by net gains on asset disposals of $28.3 million.  Inventories increased by $143.8 million in connection with our growing manufacturing backlog.  Receivables decreased by $61.1 million due primarily to improved collection experience.  Accounts payable increased by $72.1 million due primarily to additional longer-term manufacturing projects.

Capital Expenditures

Capital expenditures during the first nine months of 2008 included $169.5 million for progress towards the construction of the first three of four 240C class jack-up rigs at our Vicksburg, Mississippi shipyard.   The 240C class will be equipped for high pressure/high temperature drilling in water depths of up to 400 feet.  The 240C was designed to be a significant upgrade of the original 116C class, which has been the "workhorse" of the global drilling industry since its introduction in the late 1970s.  The 240C will have more deck space, higher variable load, more drilling (hook-load) capacity, more cantilever reach and greater personnel capacity than the 116C.  The Rowan-Mississippi is expected to be completed during November 2008 while the Ralph Coffman should be delivered during the third quarter of 2009.  Delivery of the two additional 240C class jack-up rigs is currently expected in 2010 and 2011.

Capital expenditures during the first nine months of 2008 also included $57.9 million towards construction of our fourth Tarzan Class jack-up rig, the J.P. Bussell, which will be completed during November 2008. See further discussion below under Contingent Liabilities.

We have contracts with Keppel AmFELS, Inc. to have four Super 116E class rigs constructed at its Brownsville, Texas shipyard, with delivery expected in 2010 and 2011.  The Super 116E class will enable drilling of high-pressure, high-temperature and extended-reach wells in most prominent jack-up markets throughout the world.   Each rig will be equipped with the hook-load and horsepower required to efficiently drill beyond 30,000 feet.  Capital expenditures during the first nine months of 2008 included $93.9 million towards construction of the Super 116E class rigs.

Capital expenditures also included $36.3 million during the first nine months of 2008 for progress towards the construction of four new 2000 horsepower land rigs, following the 12 new land rigs that were delivered during 2006 and 2007.  One new rig began operating in each of May and October 2008 and two additional rigs should commence operations during the first quarter of 2009.  Four additional new land rigs previously announced for delivery in 2009 are currently being re-evaluated.

On July 7, 2008, following the conclusion of our operating lease agreement covering the offshore drilling rig Cecil Provine, we completed the purchase of the rig for $119 million in cash.  The remainder of our capital expenditures during the first nine months of 2008 was primarily for major enhancements to existing offshore rigs and additional manufacturing equipment.

We currently estimate that our remaining 2008 capital expenditures will be between $130 million and $140 million, including approximately $25 million towards the completion of the J. P. Bussell and Rowan-Mississippi and $75 million towards the construction of our seven other offshore newbuilds.  We currently anticipate funding our remaining 2008 capital expenditures through operating cash flows, but will consider available financing alternatives as necessary.  Should our cash flows prove to be insufficient, we could be forced to delay or halt our rig construction program.

Long-Term Debt

Our debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity and limit the amount of long-term debt and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions. Our debt agreements also specify the minimum insurance coverage for our financed rigs.  The extent of hurricane damage sustained throughout the Gulf Coast area in recent years has dramatically increased the cost and reduced the availability of insurance coverage for windstorm losses. During our April 2006 policy renewal, we determined that windstorm coverage meeting the requirements of our existing debt agreements was cost-prohibitive.  We obtained from MARAD a waiver of the original insurance requirements in return for providing additional security, including restricted and unrestricted cash balances.  On March 31, 2008, in connection with our policy renewal, the additional security provisions were modified and our restricted cash requirement was eliminated.  In addition, our unrestricted cash requirement was reduced from $31 million to $25 million.  We remain subject to restrictions on the use of certain insurance proceeds, and have segregated the Hurricane Ike proceeds until December 1, 2008.  Each of these additional security provisions will be released by MARAD if we are able to obtain windstorm coverage that satisfies the original terms of our debt agreements.

On June 23, 2008, we entered into a three-year $155 million revolving credit facility, which we intend to use, as necessary, for general corporate purposes, including capital expenditures, debt service requirements and distributions to our stockholders.  The underlying credit agreement limits new borrowings, requires minimum cash flows, provides that the facility will not be available in the event of a material adverse change in our condition, operations, business, assets, liabilities or ability to perform,   and otherwise contains restrictions similar those noted above.  On July 7, 2008, we borrowed $80 million under the credit facility to complete the Cecil Provine purchase, and repaid such amount in full on August 4, 2008.  We had no borrowings outstanding under the credit facility at September 30, 2008. ..  Despite the recent weakness in global credit markets, we believe that funding under the credit facility continues to be available, if necessary.

We were in compliance with each of our debt covenants at September 30, 2008.

Pension Obligations

We have contributed more than $170 million to our defined benefit pension plans over the past five years. Minimum contribution amounts are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates.  Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements, which showed an unfunded pension liability of $123.5 million at December 31, 2007.  We have amended the benefit formula for new Drilling division plan entrants effective January 1, 2008 in order to reduce the rate at which the plan’s liabilities are growing, though we expect to make additional pension contributions over the next several years even if plan assets perform as expected.  The Pension Protection Act of 2006 generally requires that plans be fully funded within seven years.  We currently estimate pension contributions of approximately $31 million for all of 2008, of which more than $23 million have been made through September 30, 2008.  Recent capital markets weakness has adversely affected our pension assets and will likely cause a significant increase in our required funding in 2009.  Under current regulations and based upon estimated asset values as of October 15, 2008, our 2009 pension funding obligation could exceed $130 million, most of which would be payable by March 31, 2009.  We are evaluating alternatives that would reduce our 2009 pension funding, but still expect it to significantly exceed the 2008 amount.

Cash Dividends

During 2007 and the first nine months of 2008, we paid a regular quarterly dividend of $.10 per common share.  At September 30, 2008, we had approximately $126 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.  On October 31, 2008, we announced that our Board of Directors had declared a cash dividend of $.10 per share of common stock payable on November 28, 2008 to shareholders of record on November 14, 2008.

Proceeds from Asset Disposals

During the first nine months of 2008, we sold our London office building for $17.8 million and a land rig for $11.1 million, and recognized gains of $14.6 million and $5.0 million, respectively.  During this period, we also received approximately $16.5 million in cash and recognized a $5.4 million gain in connection with the sale of our Fourchon, Louisiana service facility.  During the first nine months of 2007, we received remaining payments totaling $23.4 million from the October 2005 sale of our semi-submersible rig and recognized such amount as additional gain on the sale, and realized another $14.2 million gain on the June 2007 sale of our Alaska drilling camps.

On September 13, 2008, the Company lost the jack-up rig Rowan-Anchorage during Hurricane Ike.  Rowan is pursuing insurance proceeds related to the incident and an amount equal to the carrying value of the rig, approximately $4.5 million, is included in the balance of receivables shown on the September 30, 2008 Balance Sheet.  The rig was insured for $60 million and subject to a $17.5 million deductible.  During the fourth quarter of 2008, we received the full $42.5 million of insurance proceeds and will recognize a $38 million gain.

Contingent Liabilities

During 2005, we lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  Since that time, we have been working to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way.  At September 30, 2008, we had incurred $184.9 million of costs related to such efforts, of which $153.3 million had been reimbursed through insurance, leaving $31.6 million included in Receivables.  We expect to incur additional costs in the near term to fulfill our obligations to remove wreckage and debris in amounts that will depend on the extent and nature of work ultimately required and the duration thereof.  Previously, we reported the filing of a lawsuit styled Rowan Companies, Inc. vs. Certain Underwriters at Lloyd’s and Insurance Companies Subscribing to Cover Note ARS 4183 in the 215th Judicial District Court of Harris County, Texas.  The lawsuit was withdrawn following the agreement by such underwriters to reimburse us for the reasonable cost of removing wreckage and debris remaining on the drilling locations.  We also previously reported that certain of our insurance underwriters at higher limits of liability had notified us that they were reserving their right to deny coverage for any costs incurred in wreckage and debris removal activities that they believed were outside the scope of their policy.  This “reservation of rights” letter has now been withdrawn and our coverage for costs at these higher limits of liability has been reaffirmed.  At this time, we believe that we have adequate insurance coverage and will be reimbursed for costs incurred and to be incurred.

We leased the jack-up Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million prior to being lost during Hurricane Rita in 2005. We believe the insured value satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of our equipment installed on the rig. However, the owner of the rig claimed that the rig should have been insured for its fair market value and is seeking recovery from us for compensation above the insured value. Thus, we assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of our equipment. On November 3, 2005, we filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig.  The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make us liable to the owner for the approximately $48 million difference between the owner’s claim and the insurance coverage, including interest and costs to date.  We continue to believe that our interpretation of the charter agreement is correct, and we are vigorously pursuing an appeal to overturn the summary judgment ruling. We do not believe, therefore, that it is probable that we have incurred a loss and have made no accrual for such at September 30, 2008.

During 2004, we learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U. S. Department of Justice (“DOJ”) had begun conducting a criminal investigation of environmental matters involving several of our offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated at locations in the Gulf of Mexico.  On November 8, 2007, we entered into a Plea agreement with the DOJ, as amended (“Plea”), under which we pled guilty to three felony charges relating to operations on the Rowan-Midland between 2002 and 2004:  (i) causing the discharge of a pollutant, abrasive sandblast media, into U.S. navigable waters, thereby violating the Clean Water Act, (ii) failing to immediately report the discharge of waste hydraulic oil from the Rowan-Midland into U.S. navigable waters, thereby violating the Clean Water Act, and (iii) discharging garbage from the Rowan- Midland in violation of the Act to Prevent Pollution from Ships.  As part of the Plea, we paid a fine of $7 million and made community service payments totaling $2 million to various organizations.  In anticipation of such payments, we recognized a $9 million charge to our fourth quarter 2006 operations.  Under the Plea, we are subject to unsupervised probation for a period of three years.  The Plea was approved by the United States District Court for the Eastern District of Texas on November 9, 2007.  During the period of unsupervised probation, we must ensure that we commit no further criminal violations of federal, state, or local laws or regulations and must also continue to implement our comprehensive Environmental Management System Plan.  Subsequent to the conduct at issue, we sold the Rowan-Midland to a third party.  The Environmental Protection Agency has approved a compliance agreement with us which, among other things, contains a certification that the conditions giving rise to the violations to which we entered guilty pleas have been corrected.  If we fully comply with the terms of the compliance agreement, we believe that we will not be suspended or debarred from entering into or participating in contracts with the U.S. Government or any of its agencies.

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

The construction of our fourth Tarzan Class jack-up rig, the J. P. Bussell, was originally subcontracted to Signal International LLC (Signal), and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million.  As a result of various problems encountered on the project, the delivery of the rig is now more than one year behind schedule and its expected final cost is at least 40% over the original estimate.  Accordingly, we declared Signal in breach of contract and initiated court proceedings styled Rowan Companies, Inc. and LeTourneau Technologies, Inc. vs. Signal International LLC in the 269th Judicial District Court of Harris County, Texas to recover the cost to complete the rig over and above the agreed contract price, as well as other damages, plus interest.  Signal filed a separate claim against us styled Signal International LLC vs. LeTourneau, Inc. in the U.S. District Court, Southern District of Texas, Houston Division, alleging breach of contract and claiming unspecified damages for cost overruns.  That case has been administratively stayed in favor of the State Court proceeding filed by the Company.  We exercised our right to take over the rig construction pursuant to the terms of the construction contract, and Signal turned the rig over to us in March 2008.  We expect that Signal will claim damages for amounts owed and additional costs incurred, totaling in excess of $20 million.  We intend to vigorously defend and prosecute our rights under the contract.  We do not believe that it is probable that we will be held liable for the claims brought by Signal, and have made no accrual for such at September 30, 2008.

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

Revenue recognition.  Our drilling contracts generally provide for payment on a day rate basis, and revenues are recognized as the work progresses with the passage of time.  We frequently receive lump-sum payments at the outset of a drilling assignment as upfront service fees for equipment moves or modifications, and such payments (and related costs) are recognized as drilling revenues (and expenses) over the contract period.  At September 30, 2008, we had deferred $62.4 million of revenues and $43.9 million of costs related to such upfront service fees, with such amounts primarily related to mobilization and modification activities in connection with Middle East drilling contracts.

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

During the first nine months of 2007, we recognized a $15.8 million loss on our external rig construction project, bringing the total loss on the project to approximately $17.9 million.  This was the first rig construction project for an external customer that we had performed in over a decade, and we have no further plans for additional external rig construction projects at this time.  With respect to our rig kits, due to the smaller size and duration of the projects and lesser labor cost component, we have not experienced any significant fluctuations in the percentage of completion measurements, nor have we incurred any losses on such projects.  During the first nine months of 2008, we recognized $117.5 million of manufacturing revenues and $78.3 million of costs related to rig kit projects on the percentage-of-completion basis.

Property and depreciation.  We provide depreciation under the straight-line method from the date an asset is placed into service based upon estimated service lives ranging up to 40 years and salvage values ranging up to 20%.  We continue to operate 13 offshore jack-up rigs that were placed into service at various dates during the 1971-1986 period.  Many of those rigs had met or far exceeded their assigned useful lives of 12-15 years when our next rig, the Super Gorilla class Gorilla V, was delivered in 1998.  The Super Gorilla class and the subsequent Tarzan Class have been assigned 25-year useful lives and are specifically designed to achieve greater drilling performance while encountering tougher well conditions.  Each class of rig employs technological advances in load-bearing capability, power distribution and solids control designed to provide more efficient drilling to greater depths, which should help to ensure its continuing economic life to the Company.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Form 10-Q are reasonable, we can give no assurance that such plans, intentions and expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. Among the factors that could cause actual results to differ materially are the following:

•	demand for oil, natural gas and other commodities

•	oil and natural gas prices

•	the level of exploration and development expenditures by energy companies

•	the general economy, including inflation

•	the conditions of the capital markets

•	weather conditions in our principal operating areas

•	environmental and other laws and regulations

•	domestic and international tax policies

•	political and military conflicts in oil-producing areas and the effects of terrorism

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is not significant.  The Company’s outstanding debt at September 30, 2008 was comprised as follows:  $227.2 million of fixed-rate notes bearing a weighted average annual interest rate of 4.34% and $207.0 million of floating-rate notes bearing a weighted average annual interest rate of 3.43%.  In addition, virtually all of the Company’s transactions are carried out in U. S. dollars.  Thus, Rowan’s foreign currency exposure is not material.  Fluctuating commodity prices materially affect Rowan’s future earnings only to the extent that they influence demand for the Company’s products and services.  Rowan does not hold or issue derivative financial instruments.

Item 4. Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

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

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings

During 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig.  However, the owner of the rig claimed that the rig should have been insured for its fair market value and is seeking recovery from Rowan for compensation above the insured value.  Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment.  On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig.  The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make Rowan liable for the approximately $48 million difference between the owner’s claim and the insurance coverage, including interest and costs to date.  The Company continues to believe its interpretation of the charter agreement is correct and is vigorously pursuing an appeal to overturn the summary judgment ruling in the Texas Court of Appeals. The Company does not, therefore, believe that it is probable that it has incurred a loss and has made no accrual for such at September 30, 2008.

During 2004, Rowan learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U.S. Department of Justice (“DOJ”) had begun conducting a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated at locations in the Gulf of Mexico.  On November 8, 2007, the Company entered into a plea agreement with the DOJ, as amended (“Plea”), under which the Company pled guilty to three felony charges relating to operations on the Rowan-Midland between 2002 and 2004:  (i) causing the discharge of a pollutant, abrasive sandblast media, into U.S. navigable waters, thereby violating the Clean Water Act, (ii) failing to immediately report the discharge of waste hydraulic oil from the Rowan-Midland into U.S. navigable waters, thereby violating the Clean Water Act, and (iii) discharging garbage from the Rowan-Midland in violation of the Act to Prevent Pollution from Ships.  As part of the Plea, the Company paid a fine of $7 million and completed community service payments totaling $2 million to various organizations.  In anticipation of such payments, the Company recognized a $9 million charge to its fourth quarter 2006 operations.  Under the Plea, the Company is subject to unsupervised probation for a period of three years.  The Plea was approved by the United States District Court for the Eastern District of Texas on November 9, 2007.  During the period of unsupervised probation, the Company must ensure that it commits no further criminal violations of federal, state, or local laws or regulations and must also continue to implement its comprehensive Environmental Management System Plan.  Subsequent to the conduct at issue, the Company sold the Rowan-Midland to a third party.  The Environmental Protection Agency has approved a compliance agreement with Rowan which, among other things, contains a certification that the conditions giving rise to the violations to which the Company entered guilty pleas have been corrected. The Company believes that if it fully complies with the terms of the compliance agreement, it will not be suspended or debarred from entering into or participating in contracts with the U.S. Government or any of its agencies.

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

The construction of Rowan’s fourth Tarzan Class jack-up rig, the J. P. Bussell, was originally subcontracted to Signal International LLC (“Signal”), and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million.  As a result of various problems encountered on the project, the delivery of the rig is now more than one year behind schedule and its expected final cost is at least 40% over the original estimate.   Accordingly, the Company declared Signal in breach of contract and initiated court proceedings styled Rowan Companies, Inc. and LeTourneau Technologies, Inc. vs. Signal International LLC in the 269th Judicial District Court of Harris County, Texas to recover the cost to complete the rig over and above the agreed contract price, as well as other damages, plus interest.  Signal filed a separate claim against the Company styled Signal International LLC vs. LeTourneau, Inc. in the U.S. District Court, Southern District of Texas, Houston Division, alleging breach of contract and claiming unspecified damages for cost overruns. That case has been administratively stayed in favor of the State Court proceeding filed by the Company.  Rowan exercised its right to take over the rig construction pursuant to the terms of the construction contract, and Signal turned the rig over to the Company in March 2008.  Rowan expects that Signal will claim damages for amounts owed and additional costs incurred, totaling in excess of $20 million.  The Company intends to vigorously defend and prosecute its rights under the contract.  Rowan does not believe that it is probable that it will be held liable for the claims brought by Signal, and has made no accrual for such at September 30, 2008.

Rowan is involved in various legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. The Company believes that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on its financial position, results of operations or cash flows.

Item 1A.  Risk Factors

You should carefully consider the risk factors set forth in our Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by the following, before deciding to invest in Rowan Common Stock.

The recent deterioration in global capital markets may reduce demand for our drilling services and manufactured products or result in contract delays or cancellations.

We depend on our customers’ willingness and ability to make operating and capital expenditures to explore, develop and produce oil and gas, and to purchase drilling and related equipment.  Recent uncertainty caused by weakness in global capital markets, coupled with declining oil and natural gas prices, has caused a number of oil and gas producers to announce reductions in future capital budgets.  In addition, our manufacturing customers may delay purchases in order to conserve cash.  Limitations on the availability of capital, or higher costs of capital, for financing expenditures or the desire to preserve liquidity may cause these and other customers to make additional reductions in future capital budgets and outlays even if commodity prices return to and remain at historically high levels.  Such reductions may cause a decline in the demand for our products and services and a reduction in our price and activity levels, which would adversely affect our results of operations and cash flows.  Facing reduced liquidity, certain of our customers may seek to modify or cancel existing contracts, or delay payments due us, which would adversely impact our cash flows.

The recent deterioration in global capital markets may limit our ability to meet our future capital needs.

We have in place a $155 million revolving credit facility, to be used, as necessary, for general corporate purposes, including capital expenditures, debt service requirements and distributions to our stockholders.  If any of the six committed lenders under the facility are unwilling or unable to meet their funding obligation, and we cannot find suitable alternative lenders, we would be unable to use the full capacity of the facility.  Similarly, if the capital markets do not improve significantly, we may be unable to obtain additional debt or equity financing, should that become necessary, which may severely limit our ability to expand our existing businesses, complete acquisitions or otherwise take advantage of business opportunities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
During the first nine months of 2008, the Company acquired 27,203 shares of its outstanding common stock from employees in connection with the vesting of restricted stock awards.  Under the terms of a Share Repurchase Program begun in June 1998, the Company was authorized, at September 30, 2008, to buy back up to approximately 1.5 million shares of its common stock.

At September 30, 2008, Rowan had approximately $126 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.  On October 31, 2008, the Company announced that its Board of Directors had declared a cash dividend of $.10 per share of common stock payable on November 28, 2008 to shareholders of record on November 14, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

On January 8, 2008, Steel Partners II, L.P., which reported beneficial ownership of approximately 7.5% of the Company's common stock on its last Form 13D filed on November 6, 2008, delivered a notice to the Company nominating three candidates to stand for election to the Company’s Board of Directors at the 2008 Annual Meeting of Stockholders.

Following discussions between the Company and Steel Partners, on March 30, 2008, the Company and Steel Partners entered into a letter agreement (the “Agreement”) pursuant to which Steel Partners withdrew its slate of three nominees and agreed not to engage in the solicitation of proxies in connection with the 2008 Annual Meeting.  The Agreement provides that if the Company does not monetize its wholly-owned manufacturing subsidiary, LeTourneau Technologies, Inc. (“LTI”), by December 31, 2008, either Warren Lichtenstein or another person designated by Steel Partners will be added to the Company’s Board of Directors effective January 1, 2009.  The Company also agreed with Steel Partners that if the LTI monetization is accomplished through an initial public offering or private sale of all or a portion of LTI (but not through a public or private merger), the Company will repurchase at least $400 million of its outstanding common stock.

On November 4, 2008, Rowan announced that recent capital markets and commodity price weakness had adversely affected opportunities for monetizing its investment in LTI for what the Company believes to be adequate value for its stockholders, and that it was not pursuing any further negotiations with potential partners.  The Company will continue to review all strategic options, including a spin-off of LTI to its stockholders, but does not anticipate that a transaction, if any, will be completed until capital markets conditions improve significantly.

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

ROWAN COMPANIES, INC.
(Registrant)

Date: November 7, 2008	/s/ W. H. WELLS
W. H. Wells
Vice President - Finance
and Chief Financial Officer

Date: November 7, 2008	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Controller
(Chief Accounting Officer)