Form 10-K
period 2008-12-31
ROWAN COMPANIES INC
filed 2009-03-02
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-5491

Rowan Companies, Inc.

Delaware	75-0759420
Incorporated in	I.R.S. Employer Identification:

2800 Post Oak Boulevard
Suite 5450
Houston, Texas 77056-6189

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5.2 billion as of June 30, 2008 based upon the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape of $46.36 per share.

The number of shares of Common Stock, $.125 par value, outstanding at February 27, 2009 was 113,117,642.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

Portions of the Proxy Statement for the 2009 Annual	Part III, Items 10-14
Meeting of Stockholders

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” as defined by the Securities and Exchange Commission (“SEC”). Such statements are those concerning contemplated transactions and strategic plans, expectations and objectives for future operations. These include, without limitation:

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this form 10-K are reasonable, we can give no assurance that such plans, intentions and expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. Among the factors that could cause actual results to differ materially are the following:

•	demand for drilling services, in the United States and abroad

•	demand for oil, natural gas and other commodities

•	oil and natural gas prices

•	the level of exploration and development expenditures by energy companies

•	the willingness and ability of the Organization of Petroleum Exporting Countries, or OPEC, to limit production levels and influence prices

•	the level of production in non-OPEC countries

•	the general economy, including inflation

•	the condition of the capital markets

•	weather conditions in our principal operating areas, including possible disruption of exploration and development activities due to hurricanes and other severe weather conditions

•	environmental and other laws and regulations

•	policies of various governments regarding exploration and development of their oil and natural gas reserves

•	domestic and international tax policies

•	political and military conflicts in oil-producing areas and the effects of terrorism

•	advances in exploration and development technology

•	further consolidation of our customer base

All forward-looking statements contained in this Form 10-K only speak as of the date of this document. We undertake no obligation to update or revise publicly any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K, or to reflect the occurrence of unanticipated events.

Other relevant factors are included in under PART I, ITEM 1A, RISK FACTORS beginning on page 11 of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Rowan Companies, Inc. (“Rowan” or “the Company”) is a major provider of international and domestic contract drilling services. Rowan also owns and operates a Manufacturing division that produces equipment for the drilling, mining and timber industries. Organized in 1947 as a Delaware corporation under the name Rowan Drilling Company, Inc., Rowan is a successor to a contract drilling business conducted since 1923.

Information regarding each of Rowan’s industry segments, including revenues, income (loss) from operations, assets and foreign-source revenues for 2008, 2007 and 2006 is shown in Footnote 10 of the Notes to Consolidated Financial Statements on pages 76-79 of this Form 10-K.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our website at www.rowancompanies.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

DRILLING OPERATIONS

Rowan provides contract drilling services utilizing a fleet of 22 self-elevating mobile offshore drilling platforms (“jack-up rigs”) and 31 deep-well land drilling rigs. Our primary focus is on high-specification, premium jack-up rigs, which our customers use for exploratory and development drilling and, in certain areas, well workover operations.

We conduct offshore drilling operations in various markets throughout the world, and onshore drilling operations in the United States. At February 27, 2009, our jack-up rigs were located in the Gulf of Mexico (10), Middle East (9), the North Sea (2) and West Africa (1). Our land rigs were located in Texas (29), Oklahoma (1) and Alaska (1).

During 2008, our drilling operations generated revenues of $1,451.6 million and income from operations of $670.1 million, compared with $1,382.6 million and $661.8 million, respectively, in 2007. Our 2008 results are after material charges and other operating expenses of $24.6 million. Our results of operations are further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 29-41 of this Form 10-K.

Offshore Operations

Rowan operates large, high-specification type jack-up rigs capable of drilling to depths of up to 35,000 feet in maximum water depths ranging from 250 to 550 feet, depending on the size of the rig and its location. Our jack-ups are designed with a floating hull that is fully equipped to serve as a drilling platform supported by three independently elevating legs. The rig is towed to the drilling site where the legs are lowered until they penetrate the ocean floor and the hull is jacked up to the elevation required to drill the well. Each of our jack-ups was designed and built by our Manufacturing division.

We have aggressively grown our jack-up fleet over the past decade to better serve the needs of the industry for drilling in harsher environments and we are particularly well positioned to serve the niche market for high-pressure/high-temperature (HPHT) offshore gas wells. All of our rigs feature top-drive drilling systems, solids control equipment, AC power and mud pumps that greatly accelerate the drilling process and most have been designed or upgraded to handle the toughest environmental criteria. At February 27, 2009, Rowan’s offshore drilling fleet included the following:

•	19 high-specification cantilever jack-up rigs, featuring three harsh environment Gorilla class rigs, four enhanced Super Gorilla class rigs, four Tarzan Class rigs and one 240C class rig, as described below.

•	Three conventional jack-up rigs with skid-off capability.

Cantilever jack-ups can extend a portion of the sub-structure containing the drilling equipment over fixed production platforms to perform drilling operations with a minimum of interruption to production. The “skid-off” technology employed by our conventional jack-ups allows the rig floor drilling equipment to be “skidded” out over the top of a fixed platform, enabling these slot type jack-up rigs to be used on drilling assignments that would otherwise require a cantilever jack-up or platform rig.

Our Gorilla class rigs, designed in the early 1980s as a heavier-duty class of jack-up rig, are capable of operating in water depths up to 328 feet in extreme hostile environments (winds up to 100 miles per hour and seas up to 90 feet) such as in the North Sea and offshore eastern Canada. Gorillas II and III can drill to 30,000 feet, and Gorilla IV is equipped to reach 35,000 feet.

Our four Super Gorilla class rigs were built during 1998 to 2003 and are enhanced versions of our Gorilla class rigs featuring simultaneous drilling and production capabilities. They can operate year-round in 400 feet of water south of the 61st parallel in the North Sea, within the worst-case combination of 100-year storm criteria for waves, wave periods, winds and currents. The Bob Palmer (formerly the Gorilla VIII), is an enhanced version of the Super Gorilla class jack-up designated a Super Gorilla XL. With 713 feet of leg, 139 feet more than the Super Gorillas, and 30% larger spud cans, this rig can operate in water depths to 550 feet in relatively benign environments like the Gulf of Mexico or in water depths to 400 feet in the hostile environments of the North Sea and offshore eastern Canada and West Africa.

Our Tarzan Class rigs were specifically designed for deep-well drilling in up to 300 feet of water in benign environments. The first Tarzan Class rig, the Scooter Yeargain, was completed in 2004, and was followed by the Bob Keller in 2005 and the Hank Boswell in 2006. Our fourth Tarzan Class rig, the J.P. Bussell, was completed in the fourth quarter of 2008.

In late 2005, our Board of Directors approved the design and construction of a new class of jack-up rig, to be built by our Manufacturing division at its Vicksburg, Mississippi shipyard. The 240C class was designed specifically to target the market for high-pressure/high-temperature drilling in water depths to 400 feet, and envisioned to be the replacement for the industry’s current fleet of 116C class rigs, which have been the “workhorse” of the global drilling industry for almost 30 years. Construction of the first 240C, the Rowan-Mississippi, was completed in the fourth quarter of 2008, and the second rig, the Ralph Coffman, is scheduled to be delivered in the fourth quarter of 2009. Two additional 240C jack-ups were initially approved, with delivery expected in 2010 and 2011. With the prospect of reduced operating cash flows and uncertain access to additional capital, we have recently cancelled the fourth 240C rig and suspended further construction of the third 240C rig; we expect to make a determination regarding resumption of construction by mid year 2009. Our Manufacturing division provides us with more flexibility to alter rig construction schedules, though such changes usually increase construction costs. Should we cancel the third 240C rig, activities at the Vicksburg facility would be significantly reduced, and we would probably incur related impairment charges.

On November 1, 2007, we signed contracts with Keppel AmFELS, Inc. (“Keppel”) to have four EXL (formerly Super 116E) class rigs constructed at its Brownsville, Texas shipyard, with delivery expected in 2010 and 2011. The EXL will employ the latest technology to enable drilling of high-pressure/high-temperature and extended-reach wells in most prominent jack-up markets throughout the world, and be equipped with the hook-load and horsepower required to efficiently drill beyond 30,000 feet. With the prospect of reduced operating cash flows and uncertain access to additional capital, we have suspended activity on the fourth rig pending a decision in the coming months about whether to go forward with that rig. Should we cancel construction of the fourth EXL rig, we would probably incur a $21 million cancellation fee payable to Keppel.

See ITEM 2. PROPERTIES beginning on page 18 of this Form 10-K for additional information with respect to the capabilities and operating status of the Company’s rigs.

See “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 42-50 of this Form 10-K for a discussion of Rowan’s availability of funds in 2009 to sustain operations, debt service and planned capital expenditures, including those related to rig construction.

Onshore Operations

Rowan has drilling equipment and personnel available on a contract basis for exploration and development of onshore areas. At February 27, 2009, our fleet consisted of 31 deep-well land rigs, including two rigs constructed during 2008 and one completed in February 2009. One additional rig is under construction for delivery during March 2009.

Contracts

Rowan’s drilling contracts generally provide for a fixed amount of compensation per day, known as the day rate, and are usually obtained either through competitive bidding or individual negotiations.

Our drilling contracts are either “well-to-well”, “multiple-well” or for a fixed term generally ranging from one month to four years. Well-to-well contracts are cancelable by either party upon completion of drilling at any one site, and fixed-term contracts usually provide for termination by either party if drilling operations are suspended for extended periods by events of force majeure. While many of the fixed-term contracts are for relatively short periods, some fixed-term and well-to-well contracts continue for a longer period than the original term or for a specific series of wells. Many drilling contracts contain renewal or extension provisions exercisable at the option of the customer at mutually-agreeable rates and, in certain cases, such option rates are agreed-upon at the outset of the contract. Many of our drilling contracts provide for additional lump-sum payments for mobilization and demobilization costs, for which we recognize the revenues and related expenses over the primary contract term, and for reimbursement of certain “rebillable” costs, for which we recognize both revenues and expenses when incurred. Our contracts for work in foreign countries generally provide for payment in United States dollars except for minimal amounts required to meet local expenses.

A number of factors, as detailed below under “Competition,” affect our ability to obtain contracts, both onshore and offshore, at a profitable rate within a given area. Such factors include the location and availability of competitive equipment, the suitability of equipment for the project, comparative operating cost of the equipment, competence of drilling personnel and other competitive factors, as discussed below. Profitability may also depend upon receiving adequate compensation for the cost of moving equipment to drilling locations.

When weak market conditions characterized by declining drilling day rates prevail, we have historically accepted contracts at a lower day rate in an attempt to remain competitive and to offset the substantial costs of maintaining and reactivating stacked rigs. When drilling markets are strong and day rates are increasing, we have historically pursued short-term contracts to maximize our ability to obtain higher rates and pass through any cost increases to customers. In recent years, as rates improved to record levels, we have increasingly pursued long-term contracts in order to enhance future revenue predictability.

Our drilling revenue backlog was estimated to be approximately $1.7 billion at February 18, 2009, down from approximately $2.1 billion one year earlier. However, we believe that the contract status of Rowan’s onshore and offshore rigs is more informative than backlog calculations due to the indeterminable duration of well-to-well and multiple-well contracts and the cancellation provisions contained in some of our term contracts. See ITEM 2. PROPERTIES beginning on page 18 of this Form 10-K for the contract status of the Company’s rigs as of February 18, 2009.

Competition

The contract drilling industry is highly competitive and success in obtaining contracts involves many factors, including price, equipment capability, operating and safety performance and reputation. We believe that Rowan competes favorably with respect to all of these factors.

We compete with several offshore drilling contractors that together have more than 600 mobile rigs available worldwide. Nearly 70 additional jack-up rigs are under construction or on order for delivery during 2009-2011. Our onshore operations compete with several domestic drilling contractors that have more than 200 deep-well land rigs available. Based on the number of rigs as tabulated by ODS-Petrodata, Rowan is the seventh largest offshore drilling contractor in the world and the sixth largest jack-up rig operator. Some of our competitors have greater financial and other resources and may be more able to make technological improvements to existing equipment or replace equipment that becomes obsolete. In addition, those contractors with larger and more diversified drilling fleets may be better positioned to withstand unfavorable market conditions.

Rowan markets its drilling services by contacting present and potential customers, including large international energy companies, many smaller energy companies and foreign government-owned or controlled energy companies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 29-50 of this Form 10-K for a discussion of current and anticipated industry conditions and their impact on our operations.

Regulations and Hazards

Rowan’s Drilling operations are subject to many hazards, including blowouts, well fires and severe weather, which could cause personal injury, suspend drilling operations, seriously damage or destroy equipment, and cause substantial damage to producing formations and the surrounding areas. Offshore drilling rigs are also subject to marine hazards, either while on site or under tow, such as vessel capsizing, collision or grounding. Raising and lowering the legs of jack-up rigs into the ocean floor requires skillful handling to avoid capsizing or other serious damage. Drilling into high-pressure formations is a complex process and problems can frequently occur.

Much of the Gulf of Mexico, the North Sea and offshore eastern Canada frequently experience hurricanes or other extreme weather conditions. Many of our offshore drilling rigs are or will be located in these areas and are thus subject to damage or destruction by these storms. Damage caused by high winds and turbulent seas could cause us to suspend operations on such drilling rigs for significant periods of time until the damage can be repaired. Additionally, even if our drilling rigs are not directly damaged by such storms, we may still experience disruptions in our operations due to damage to our customer’s platforms and other related facilities in these areas. During Hurricanes Katrina and Rita in 2005, we lost four jack-up rigs and another was significantly damaged. During Hurricane Ike in 2008, we lost one jack-up rig. Future storms could result in the loss or damage of additional rigs.

We believe that we are adequately insured for physical damage to our rigs and for marine liabilities, worker’s compensation, maritime employer’s liability, automobile liability and various other types of exposures customarily encountered in our operations. Certain of our liability insurance policies specifically exclude coverage for fines, penalties and punitive or exemplary damages. We can give no assurance, however, that insurance coverage will continue to be available at rates considered reasonable, that self-insured amounts or deductibles will not increase or that certain types of coverage will be available at any cost. The extensive damage caused by hurricanes in recent years has reduced the availability of insurance for certain risks while also increasing the cost of the coverage that is available. In 2006, in the aftermath of Hurricanes Katrina and Rita in 2005, our cost of coverage increased by almost five times even though we assumed more of the risk for certain losses. In 2007 and 2008, our rates were lower than in 2006 but still significantly higher than in prior years. The damage experienced during the 2008 hurricane season is expected to further increase the cost and reduce the availability of certain types of insurance coverage, and we expect to assume more risk in 2009.

Foreign operations are often subject to political, economic and other uncertainties not encountered in domestic operations, such as arbitrary taxation policies, onerous customs restrictions, unstable currencies, exchange rate fluctuations and the risk of asset expropriation due to foreign sovereignty over operating areas. As our international operations have grown in recent years, these risks are more significant to us. As noted previously, we attempt to minimize the risk of currency fluctuations by generally contracting for payment in U.S. dollars. We expect that our work in Egypt starting in 2009 will require a portion of the day rate to be paid in Egyptian pounds, which will increase our exposure to exchange rate fluctuations.

Many aspects of our operations are subject to government regulation as in the areas of equipping and operating vessels, drilling practices and methods, and taxation. In addition, the United States and other countries in which we operate have regulations relating to environmental protection and pollution control. Rowan could become liable for damages resulting from pollution of offshore waters and, under United States regulations, we must establish financial responsibility. Generally, we are substantially indemnified under our drilling contracts for pollution damages, except in certain cases of pollution emanating above the surface of land or water from spills of pollutants, or pollutants emanating from our drilling rigs, but no assurance can be given regarding the enforceability of such indemnification provisions.

During 2004, we learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U.S. Department of Justice (“DOJ”) had begun conducting a criminal investigation of environmental matters involving several of our offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated in the Gulf of Mexico. On November 8, 2007, we entered into a plea agreement with the DOJ, as amended (“Plea”), under which we pled guilty to three felony charges relating to operations on the Rowan-Midland between 2002 and 2004: (i) causing the discharge of a pollutant, abrasive sandblast media, into U.S. navigable waters, thereby violating the Clean Water Act, (ii) failing to immediately report the discharge of waste hydraulic oil from the Rowan-Midland into U.S. navigable waters, thereby violating the Clean Water Act, and (iii) discharging garbage from the Rowan- Midland in violation of the Act to Prevent Pollution from Ships. As part of the Plea, we paid a fine of $7 million and made community service payments totaling $2 million to various organizations. In anticipation of such payments, we recognized a $9 million charge to our fourth quarter 2006 operations. Under the Plea, we are subject to unsupervised probation for a period of three years. The Plea was approved by the United States District Court for the Eastern District of Texas on November 9, 2007. During the period of unsupervised probation, we must ensure that we commit no further criminal violations of federal, state, or local laws or regulations and must also continue to implement our comprehensive Environmental Management System Plan. Subsequent to the conduct at issue, we sold the Rowan-Midland to a third party. The Environmental Protection Agency has approved a compliance agreement with us which, among other things, contains a certification that the conditions giving rise to the violations to which we entered guilty pleas have been corrected. If we fully comply with the terms of the compliance agreement, we believe that we will not be suspended or debarred from entering into or participating in contracts with the U.S. Government or any of its agencies.

We believe that Rowan currently complies in all material respects with legislation and regulations affecting the drilling of oil and gas wells and the discharge of wastes. We have made significant modifications to our Gulf of Mexico rigs to reduce waste and rain water discharge. Except as discussed above, regulatory compliance has not materially affected our capital expenditures, earnings or competitive position to date, although such measures do increase drilling costs and may reduce drilling activity. Further regulations may reasonably be anticipated, but any effects on our Drilling operations cannot be accurately predicted.

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

In addition to the effects of government regulation on our own operations, the demand for our services is impacted by state, federal and foreign regulations associated with the production and transportation of oil and gas that affect the operations of our present and potential customers.

MANUFACTURING OPERATIONS

Our Manufacturing operations are conducted by LeTourneau Technologies, Inc. (“LTI”), a wholly-owned subsidiary of the Company headquartered in Longview, Texas. LTI has two operating segments: Drilling Products and Systems and Mining, Forestry and Steel Products, each of which serve markets that require large-scale, steel-intensive, high-load bearing products and related parts and services.

In 2008, our Manufacturing operations collectively generated external revenues of $761.1 million and incurred a loss from operations of $12.0 million, compared with revenues of $712.4 million and income from operations of $72.1 million in 2007. Our 2008 results are after material charges and other operating expenses of $86.6 million. Our results of operations are further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 29-41 of this Form 10-K. Our backlog of external manufacturing orders totaled approximately $562 million at December 31, 2008, most of which is scheduled for delivery in 2009, compared with $348 million at December 31, 2007. See Outlook under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 41 of this Form 10-K for further discussion of LTI’s backlog.

Our Drilling Products and Systems segment built the first jack-up drilling rig in 1955, and has since designed or built more than 200 units including all 22 of our jack-up rigs. This segment completed construction of our first 240C class jack-up and our fourth Tarzan Class jack-up rig in November 2008. Drilling Products and Systems is currently constructing the second 240C class jack-up at LTI’s Vicksburg, Mississippi shipyard for delivery in the fourth quarter of 2009 and will provide the rig kit (design, legs, jacking system, cranes and other equipment) for each of the EXL class jack-ups being built for Rowan by Keppel.

The Vicksburg facility is dedicated to providing equipment, spare parts and engineering support to the offshore drilling industry, though it is heavily dependent upon demand for offshore rigs and kits. Some rig component manufacturing and rig repair services, as well as design engineering, continue to be performed at LTI’s Longview, Texas facility.

Drilling Products and Systems also designs and manufactures primary drilling equipment in a wide range of sizes, including mud pumps, top drives, drawworks and rotary tables, as well as variable-speed motors, variable-frequency drive systems and other electrical components for the oil and gas, marine, mining and dredging industries. In 2006, we began providing complete land rigs and related drilling equipment packages.

Our Mining, Forestry and Steel Products segment manufactures heavy equipment such as large wheeled front-end loaders, diesel-electric powered log stackers and steel plate products.

Our mining loaders feature bucket capacities up to 53 cubic yards which are the largest in the industry. LTI loaders are generally used in coal, copper, and iron ore mines, and utilize a proprietary diesel-electric drive system with digital controls. This system allows large, mobile equipment to stop, start and reverse direction without gear shifting and high-maintenance braking. LTI’s wheeled loaders can load rear-dump trucks in the 85-ton to 400-ton range. Our log stackers offer either two- or four-wheel drive configurations and load capacities ranging from 35 to 55 tons.

Mining products and parts are distributed through our own distribution network serving the western United States, Australia, Canada, China and Brazil as well as through a worldwide network of independent dealers. These dealers have agreements to sell our products to end-users and provide follow-up service and parts directly to those end-users. We focus on after-market parts and components for the repair and maintenance of our machines and market these items through the same dealer network. Global sites for parts stocking, rebuilding and service include approximately 60 locations on six continents.

From our mini mill in Longview, Texas, we recycle scrap metal and produce carbon, alloy and tool steel plate products for internal needs as well as external customers. We concentrate on niche markets that require higher-end steel grades, including mold steels, aircraft-quality steels and steels resistant to hydrogen-induced cracking. Sales consist primarily of steel plate, but also include value-added fabrication of steel products. Our products are generally sold to steel service centers, fabricators and manufacturers through a direct sales force. Plate products are sold throughout North America while sales of fabricated products are more regional, encompassing Texas, Oklahoma, Louisiana, Mississippi and Arkansas. Carbon and alloy plate products are also used internally in the production of equipment and parts.

We conduct ongoing research and product development, primarily to increase the capacity and performance of our product lines on a continuous improvement basis, and routinely evaluate our products and after-market applications for potential enhancements.

Raw Materials

The principal raw material used in our manufacturing operations is steel plate, much of which is supplied by our Longview mini mill. Other required materials are generally available in sufficient quantities to meet our manufacturing needs through purchases in the open market, and we do not believe that we are dependent on any single supplier.

Competition

Since 1955, when the first LeTourneau jack-up was delivered, LTI has been recognized as a leading designer and builder of jack-up drilling rigs, having designed or built approximately one-third of all jack-ups currently in operation worldwide. We believe that there are currently about 70 jack-ups under construction or contracted for construction worldwide, 13 of which are LeTourneau designs. At present, we have a limited number of competitors in jack-up rig design, though several shipyard facilities have emerged in recent years to provide jack-up rig construction and repair services.

We encounter significant competition in the drilling equipment market. The leading competitor in the mud pump market has a share of approximately 80%. Our shares of the top drive, drawworks, rotary table and land rig markets are not significant.

We have six major steel competitors, with four in plate products and two in fabricated products. Our share of the overall steel market is negligible, but we are very competitive in certain niche applications for high-strength, thick plate. Internal requirements for steel plate provide a base load for the steel mill.

We encounter competition worldwide from several sources in mining products. Our wheeled loader product line has only two direct competitors, but our larger loader models also compete with other types of loading equipment, primarily electric shovels and hydraulic excavators. Internal market studies indicate that we have a market share of approximately 40% in the large-loader market (above 1,000 horsepower). We recently reentered the small-loader market (up to 1,000 horsepower), and currently have less than a 5% market share.

Our log stackers have four major competitors. Based on market studies, we have market shares of approximately 20% in the United States and about 15% in Canada.

Our competition in the sale of after-market parts for mining and forestry products is fragmented, with only three other companies considered to be direct competitors. Vendors supplying parts directly to end-users and others who obtain and copy the parts for cheaper and lower-quality substitutes provide more intense competition to us than do direct competitors.

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

Regulations and Hazards

Our Manufacturing operations and facilities are subject to regulation by a variety of local, state and federal agencies with authority over safety and environmental compliance. These include the Environmental Protection Agency (“EPA”), the Texas Commission on Environmental Quality and the Mississippi Department of Environmental Quality. Our manufacturing facilities must also comply with OSHA and comparable state statutes.

Hazardous materials are generated at our manufacturing facilities and we have permits for wastewater discharges, solid waste disposal and air emissions. Waste products considered hazardous by the EPA are disposed of by shipment to an EPA- or state- approved waste disposal facility.

Our jack-up rig designs are subject to regulatory approval by various agencies, depending on the geographic areas where the rig will be qualified for drilling. Other than the approvals that classify the jack-up as a vessel, the rules relate primarily to safety and environmental issues, vary by location and are subject to frequent change.

We may be liable for damages resulting from pollution of air, land and inland waters associated with our manufacturing operations. We believe that compliance with environmental protection laws and regulations will have no material effect on our capital expenditures, earnings or competitive position during 2009. Further regulations may reasonably be anticipated, but any effects on our Manufacturing operations cannot be accurately predicted.

As a manufacturing company, we may be responsible for certain risks associated with the use of our products. These risks include product liability claims for personal injury and/or death, property damage, loss of product use, business interruption and necessary legal expenses to defend us against such claims. We carry insurance, and we believe we are adequately covered for such risks.

On March 31, 2008, we announced that our Board of Directors had decided to pursue a monetization of our investment in LTI during 2008, and that if the monetization were accomplished through an initial public offering or private sale of all or a portion of our Manufacturing operations (but not through a public or private merger), we would repurchase at least $400 million of our outstanding common stock.

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

EMPLOYEES

We had 6,023, 5,704, 5,160 employees at December 31, 2008, 2007 and 2006, respectively. Included in these numbers are citizens of the United States and other countries. None of our employees are covered by collective bargaining agreements with labor unions. We consider relations with our employees to be satisfactory.

In late 2008, in the face of weakening market conditions, we began to reduce our headcount. Most of the reductions in drilling personnel have been through attrition, while reductions in manufacturing headcount have been accomplished primarily through layoffs. These efforts have continued in early 2009, and we had 5,704 employees at January 31, 2009.

CUSTOMERS

During 2008 and 2007, one Drilling customer, Saudi Aramco, accounted for 15% and 13%, respectively of our consolidated revenues. During 2006, no customer accounted for more than 10% of our consolidated revenues.

ITEM 1A.	RISK FACTORS

You should consider carefully the following risk factors, in addition to the other information contained and incorporated by reference in this Form 10-K, before deciding to invest in our common stock.

We operate in volatile businesses that are heavily dependent upon commodity prices and other factors beyond our control.

The success of our Drilling operations depends heavily upon conditions in the oil and gas industry and the level of demand for drilling services. Demand for our drilling services is vulnerable to declines that are typically associated with depressed oil and natural gas prices. Even the perceived risk of a decline in oil or natural gas prices may cause oil and gas companies to reduce their spending, in which case demand for our drilling services could decrease and our drilling revenues may be adversely affected by lower rig utilization and/or day rates. Oil and natural gas prices have historically been very volatile, and our drilling operations have in the past suffered through long periods of weak market conditions.

Demand for our drilling services also depends on additional factors that are beyond our control, including:

•	fluctuations in the worldwide demand for oil and natural gas;

•	the willingness and ability of the Organization of Petroleum Exporting Countries, or “OPEC”, to limit production levels and influence prices;

•	political and military conflicts in oil-producing areas and the effects of terrorism;

•	the level of production in non-OPEC countries;

•	laws, regulations and policies of various governments regarding exploration and development of their oil and natural gas reserves;

•	domestic and international tax policies;

•	disruption of exploration and development activities due to hurricanes and other severe weather conditions;

•	advances in exploration and development technology; and

•	further consolidation of our customer base.

Our Drilling operations have been and will continue to be adversely affected by recent declines in oil and natural gas prices, but we cannot predict the extent of that effect. Nor can we assure you that a reduction in offshore drilling activity will not occur for other reasons. Our Manufacturing operations are also dependent on commodity prices and financial market conditions which affect demand for rigs and related components, mining and timber equipment and after-market parts.

The drilling industry has historically been cyclical, and periods of low demand could have an adverse effect on our operating results.

The contract drilling industry has historically been cyclical, with periods of high demand, short rig supply and high day rates, followed by periods of lower demand, excess rig supply and low day rates. Demand for drilling services was generally strong in recent years, but began to weaken during the latter half of 2008 and is currently expected to decline further in future periods.

The strong demand in recent years led to an increase in new rig construction, and there are currently nearly 70 competitive jack-ups under construction or contracted for construction worldwide, or more than 15% of the existing fleet. Most of these rigs do not have drilling contracts in place, and their delivery will increase competition, which could reduce rig utilization and day rates. Prolonged periods of low rig utilization and day rates require us to accept lower rate contracts or to stack rigs, which would have an adverse effect on our operating results and cash flows. Prolonged periods of low rig utilization and day rates, or cold-stacking idle rigs, could also result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that their carrying value may not be recoverable.

The recent deterioration in global capital markets may reduce demand for our drilling services and manufactured products or result in contract delays or cancellations and slow collections from customers.

We depend on our customers’ willingness and ability to make operating and capital expenditures to explore, develop and produce oil and gas, and to purchase drilling and related equipment. Recent weakness in global capital markets, coupled with declining oil and natural gas prices, have caused a number of oil and gas producers to reduce future capital budgets. In addition, many of our manufacturing customers are seeking to delay or cancel purchases in order to conserve cash. Limitations on the availability of capital, or higher costs of capital, for financing expenditures or the desire to preserve liquidity may cause these and other customers to make additional reductions in future capital budgets and outlays even if commodity prices return to and remain at historically high levels. Such reductions would reduce demand for our products and services, which would adversely affect our results of operations and cash flows. Facing reduced liquidity, certain of our customers may seek to delay payments due us, which would adversely impact our cash flows.

If our customers terminate or seek to renegotiate our drilling contracts, our results of operations may be adversely affected.

Some of our drilling contracts are cancelable by the customer upon specific notice, or upon the occurrence of events beyond our control, such as the loss or destruction of the rig or the suspension of drilling operations for a specified period of time as a result of a breakdown of major equipment. Although our contracts may require the customer to make an early termination payment upon cancellation of the contract, such payment may not be sufficient to fully compensate us for the loss of the contract. Early termination of a contract may result in a rig being idle for an extended period of time. Our financial position, results of operations and cash flows may be adversely affected by customers’ early termination of contracts, especially if we are unable to re-contract the affected rig within a short period of time or at a favorable rate. Additionally, as market conditions weaken, a customer may be able to obtain a comparable rig at a lower daily rate, and as a result, may seek to renegotiate the terms of their existing drilling contract with us. The renegotiation of a number of our drilling contracts could adversely affect our financial position, results of operations and cash flows.

Our markets are highly competitive, which may make it difficult for us to maintain satisfactory price levels.

Our drilling and manufacturing markets are highly competitive, and no single participant is dominant. In our drilling markets, drilling contracts are often awarded on a competitive bid basis, with intense price competition frequently being the primary factor determining which qualified contractor is awarded the job, although rig availability and location, the contractor’s safety and operational record and the quality and technical capability of service and equipment are also factors. The delivery of nearly 70 new jack-ups over the next three years, most of which do not currently have drilling contracts in place, will increase competition in the offshore drilling industry. Additionally, ongoing mergers among oil and natural gas exploration and production companies reduce the number of available customers and usually delay or cancel drilling projects, which may further increase competition in our drilling markets. Our manufacturing markets are also characterized by vigorous competition among several competitors. Some of our competitors possess greater financial resources than we do. We may have to reduce our prices in order to remain competitive in our markets, which would have an adverse effect on our operating results.

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

We have in place a $155 million revolving credit facility to be used, as necessary, for general corporate purposes, including capital expenditures and debt service requirements. The availability of the facility is dependent upon our continuing compliance with various covenants and financial tests, which may become more difficult to satisfy if our market conditions continue to deteriorate. In addition, if any of the five committed lenders under the facility are unwilling or unable to meet their funding obligation, and we cannot find suitable alternative lenders, we would be unable to use the full capacity of the facility. Similarly, if the capital markets do not improve significantly, we may be unable to obtain additional debt or equity financing, should that become necessary, which may severely limit our ability to expand our existing businesses, complete acquisitions or otherwise take advantage of business opportunities.

Our fleet expansion program may result in liquidity problems.

If operating conditions continue to deteriorate, our operating cash flows combined with our current borrowing capacity may not be adequate to finance our ongoing fleet expansion program. Additional financing may not be obtainable at a reasonable cost. We could be forced to delay or cancel certain capital projects, which could expose us to higher costs including significant cancellation penalties.

We have in progress an offshore fleet expansion program under which we plan to spend approximately $87 million in 2009 towards the completion of our second 240C class jack-up being built at our own shipyard, and another $144 million for additional equipment and necessary upgrades to existing rigs and facilities. In addition, we have outstanding commitments totaling more than $540 million during the 2009-2011 period for the construction of four new EXL class jack-ups being built by Keppel. Currently, all of our planned capital expenditures are expected to be financed through operating cash flows or our currently available borrowing capacity. Given the uncertainty surrounding future market conditions and access to capital, we recently canceled construction of one jack-up rig and suspended construction of two additional rigs in order to preserve near-term liquidity. If we experience cost overruns in our ongoing capital projects or should we need additional financing and be unable to obtain it at commercially favorable rates, we could experience liquidity problems or be forced to further suspend or cancel rig construction activities.

Our results of operations will be adversely affected if we are unable to secure drilling contracts for our rigs on economically favorable terms.

In the past, Rowan has not cold-stacked its offshore drilling rigs during extended idle periods as the long-term costs of rehiring and retraining personnel and restarting equipment typically negate any short-term savings. Thus, our drilling expenses have not typically fluctuated with rig activity, though they have increased as our rig fleets have been expanded and relocated. Should we cold-stack idle rigs, we would be exposed to higher severance costs and impairment charges from reductions in the fair value of our equipment.

We have not yet obtained drilling contracts for any of our six jack-ups that are currently under construction or on order. We may be unable to secure economical drilling contracts for our new rigs, in which case their delivery will negatively impact our operating results.

Many of our drilling rigs are subject to damage or destruction by severe weather.

Much of the Gulf of Mexico, the North Sea and offshore eastern Canada frequently experience hurricanes or other extreme weather conditions. Many of our offshore drilling rigs are or will be located in these areas and are thus subject to damage or destruction by these storms. Damage caused by high winds and turbulent seas could cause us to suspend operations on such drilling rigs for significant periods of time until the damage can be repaired. Additionally, even if our drilling rigs are not directly damaged by such storms, we may still experience disruptions in our operations due to damage to our customer’s platforms and other related facilities in these areas. During Hurricanes Katrina and Rita in 2005, we lost four jack-up rigs and another was significantly damaged. During Hurricane Ike in 2008, we lost one jack-up rig. Future storms could result in the loss or damage of additional rigs, which would adversely affect our financial position, results of operations and cash flows.

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

We have had accidents in the past demonstrating some of the hazards described above, including high-pressure drilling accidents resulting in lost or damaged drilling formations and towing accidents resulting in lost drilling equipment. Any similar events could yield future operating losses and have a significant adverse impact on our business.

Our insurance coverage may be inadequate and has become more expensive.

Our insurance coverage is subject to certain significant deductibles and levels of self-insurance, does not cover all types of losses and, in some situations, may not provide full coverage for losses or liabilities resulting from our operations. In addition, due to the losses sustained by us and the offshore drilling industry in recent years, primarily as a result of Gulf of Mexico hurricanes, we are likely to continue experiencing increased costs for available insurance coverage which may impose higher deductibles and limit maximum aggregated recoveries for certain perils, such as hurricane-related windstorm damage or loss. We may not be able to obtain future insurance coverage comparable with that of prior years, thus putting us at a greater risk of loss due to severe weather conditions and other hazards, which could have a material adverse effect on our financial position, results of operations and cash flows.

We have a significant insurance receivable related to the salvage of several offshore drilling rigs lost or damaged during recent hurricanes.

During 2005, we lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita. We also lost another offshore rig during Hurricane Ike in 2008. Since 2005, we have been working to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way. At December 31, 2008, we had incurred $206.5 million of costs related to such efforts, of which $153.3 million had been reimbursed through insurance, leaving $53.2 million included in Receivables. We expect to incur additional costs in 2009 to fulfill our obligations to remove wreckage and debris in amounts that will depend on the extent and nature of work ultimately required and the duration thereof. Although we believe that we have adequate insurance coverage and will be reimbursed for costs incurred and to be incurred, it may be possible that some of these expenditures may not be reimbursed, which could have a material adverse effect on our financial position, results of operations and cash flows.

Our four Super Gorilla class rigs and two of our Tarzan Class rigs are pledged as security under our government-guaranteed debt arrangements.

If operating conditions deteriorate and if market conditions were to remain depressed for a long period of time, our results of operations would suffer and working capital and other financial resources may not be available or adequate to service our outstanding debt. Our four Super Gorilla class jack-ups and two of our Tarzan Class jack-ups are pledged as security under our government-guaranteed debt arrangements. If we were unable to service our debt, it is possible that these assets could be removed from our fleet, in which case our ability to generate sufficient revenues and cash flows would be significantly reduced.

Most of our contracts are fixed-price contracts, and increases in our operating costs could have an adverse effect on the profitability of those contracts.

Most of our drilling contracts provide for the payment of a fixed day rate per rig operating day and our manufacturing contracts typically provide for a fixed price. However, many of our operating costs are unpredictable and vary based on events beyond our control. Our gross margins on these contracts will vary based on fluctuations in our operating costs during the terms of these contracts. If our costs increase or we encounter unforeseen costs, we may not be able to recover such costs from our customers, which could adversely affect our financial position, results of operations and cash flows. As our backlog has increased over the past two years, so has our exposure to possible losses on fixed-price contracts. During 2007, we recognized a $15.8 million loss on a fixed-price rig construction contract.

Our operations are increasingly being conducted in foreign areas.

During 2006, we initiated a significant drilling operation in Saudi Arabia, returned to Trinidad and established manufacturing service and supply shops in Dubai and Singapore. Our Middle East operation more than doubled in size during 2007 and we commenced operations offshore West Africa and in Brazil and China in 2008. We also expect to return to offshore Eastern Canada and commence operations offshore Egypt during 2009. Foreign operations are often subject to political, economic and other uncertainties not typically encountered in domestic operations, such as arbitrary taxation policies, onerous customs restrictions, unstable currencies, security threats including terrorism and the risk of asset expropriation due to foreign sovereignty over operating areas. Any one of these factors could have a material adverse effect on our financial position, results of operations and cash flows. Foreign drilling contracts may expose us to greater risks than we normally assume, such as the risk that the contract may be terminated by our customer without cause on short notice, contractually or by governmental action. While we believe that the terms of our contracts mitigate this risk, we can provide no assurance that such terms will be enforced, or that this increased exposure will not have a negative impact on our future operations.

Changes to our inventory valuation allowances may reduce our future operating results.

We determine valuation allowances or reserves for inventory based on historical usage of inventory on-hand, assumptions about future demand based on market conditions, and estimates about potential alternative uses, which are usually limited. Our inventory generally consists of spare parts, work in process, and raw materials to support ongoing manufacturing operations and our installed base of drilling, mining and timber equipment. Customers rely on us to stock these specialized items to ensure that their equipment can be repaired and serviced in a timely manner. The estimated carrying value of our inventory therefore ultimately depends upon demand driven by oil, natural gas and other commodity prices, general economic conditions worldwide and the potential obsolescence of various types of equipment we sell, among other factors. Recent declines in oil and natural gas prices, the onset of global recession and weakness in capital markets provided the basis for our reduced estimates of the future usage of our drilling inventories which, coupled with the earlier growth in such inventories in order to fuel product line expansion, resulted in the significant increase in inventory reserves at December 31, 2008.

Further deterioration in worldwide demand for oil, natural gas and certain other commodities, or the development of new technologies which make older drilling, mining and timber technologies obsolete, could require us to record additional reserves to reduce the value of our inventory and reduce our future operating results.

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

New drilling rigs may experience start-up complications following delivery or other unexpected operational problems that could result in significant uncompensated downtime at reduced day rates or the cancellation or termination of drilling contracts. Rig construction projects are subject to risks of delay or cost overruns inherent in any large construction project from numerous factors, including the following:

•	shortages of equipment, materials or skilled labor;

•	unscheduled delays in the delivery of ordered materials and equipment or shipyard construction;

•	failure of equipment to meet quality and/or performance standards;

•	financial or operating difficulties of equipment vendors or the shipyard;

•	unanticipated actual or purported change orders,

•	inability to obtain required permits or approvals;

•	unanticipated cost increases between order and delivery, which can be up to two years;

•	adverse weather conditions and other events of force majeure;

•	design or engineering changes; and

•	work stoppages and other labor disputes.

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

In response to the significant damage to offshore rigs in recent years caused by Gulf of Mexico hurricanes, various industry and regulatory organizations continue to consider additional operating constraints during the tropical storm season. Such constraints, if ultimately mandated, could limit the capability of many of our rigs to operate at certain locations in the Gulf of Mexico during a significant portion of each year. Depending upon our ability to obtain work elsewhere, the impact of these additional regulations could be to reduce our ability to generate drilling revenues.

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

We require highly skilled personnel to operate and provide technical services and support for our businesses. Competition for skilled and other labor required for our drilling operations has increased in recent years as the number of rigs activated or added to worldwide fleets has increased. If this expansion continues and the demand for drilling services increases, shortages of qualified personnel could develop, creating upward pressure on wages and making it more difficult to staff and service our rigs, which could adversely affect our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved Securities and Exchange Commission staff comments.

ITEM 2.	PROPERTIES

Rowan leases as its corporate headquarters approximately 79,300 square feet of space in an office tower located at 2800 Post Oak Boulevard in Houston, Texas.

DRILLING RIGS

Following are summaries of the principal drilling equipment owned by Rowan and its contract status at February 18, 2009. See “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 42-50 of this Form 10-K.

Offshore Rigs

		Depth (feet)(b)		Year in	Contract Status
Name	Class(a)	Water	Drilling	Service	Location	Customer	Type(f)	Duration(g)

Cantilever Jack-up Rigs:
EXL #4(h)	S116E	350	35,000	TBD
EXL #3(h)	S116E	350	35,000	2011
EXL #2(h)	S116E	350	35,000	2010
EXL #1(h)	S116E	350	35,000	2010
240C #3(h)	240C	400	35,000	TBD
Ralph Coffman(h)	240C	400	35,000	2009
Rowan-Mississippi(c)	240C	400	35,000	2008	Gulf of Mexico	McMoRan	term	November 2010
J. P. Bussell(c)	225C	300	35,000	2008	Gulf of Mexico	Mariner	well-to-well	June 2009
Hank Boswell(c)	225C	300	35,000	2006	Saudi Arabia	Saudi Aramco	term	March 2011
Bob Keller(c)	225C	300	35,000	2005	Saudi Arabia	Saudi Aramco	term	May 2011
Scooter Yeargain(c)	225C	300	35,000	2004	Saudi Arabia	Saudi Aramco	term	March 2011
Bob Palmer(c)	224C	550	35,000	2003	Gulf of Mexico	BP	term	June 2009
Rowan Gorilla VII(d)	219C	400	35,000	2002	West Africa	Cabinda	term	April 2010
Rowan Gorilla VI(d)	219C	400	35,000	2000	North Sea	CNR	term	May 2009
						British Gas	term	May 2010
Rowan Gorilla V(d)	219C	400	35,000	1998	North Sea	Total	term	January 2010
Rowan Gorilla IV(c)	200C	450	35,000	1986	Gulf of Mexico	W&T	well-to-well	June 2009
Rowan Gorilla III(c)	200C	450	30,000	1984	Gulf of Mexico	El Paso	well-to-well	March 2009
					Eastern Canada	ExxonMobil	well-to-well	October 2009
					Eastern Canada	EnCana	well-to-well	April 2010
Rowan Gorilla II(c)	200C	450	30,000	1984	Gulf of Mexico	Devon	term	January 2011
Rowan-California	116C	300	30,000	1983	Saudi Arabia	Saudi Aramco	term	April 2009
Cecil Provine	116C	300	30,000	1982	Gulf of Mexico	Apache	well-to-well	March 2009
Gilbert Rowe(c)	116C	300	30,000	1981	Qatar	Maersk	term	February 2010
Arch Rowan(c)	116C	300	30,000	1981	Saudi Arabia	Saudi Aramco	term	April 2009
Charles Rowan(c)	116C	300	30,000	1981	Saudi Arabia	Saudi Aramco	term	April 2009
Rowan-Paris(c)	116C	300	30,000	1980	Qatar	Maersk	term	January 2010
Rowan-Middletown(c)	116C	300	30,000	1980	Saudi Arabia	Saudi Aramco	term	April 2009
Conventional Jack-up Rigs:
Rowan-Juneau(e)	116	300	30,000	1977	Gulf of Mexico	Newfield	well-to-well	June 2009
Rowan-Alaska(e)	84	350	30,000	1975	Gulf of Mexico	Stone Energy	well-to-well	March 2009
Rowan-Louisiana(e)	84	350	30,000	1975	Gulf of Mexico	Newfield	well-to-well	February 2009

(a)	Indicated class is a number assigned by LTI to jack-ups of its design and construction. Class 200C is a Gorilla class unit designed for extreme hostile environment capability. Class 219C is a Super Gorilla class unit, an enhanced version of the Gorilla class. Class 224C is a Super Gorilla XL class unit, an enhanced version of the Super Gorilla class which has been tailored for the Gulf of Mexico. Class 225C is a Tarzan Class unit. Class 240C is a new design that the Company expects will, over time, replace the 116C. Class S116E is a Super 116E class unit, an enhanced version of the 116C. All rigs are equipped with top-drive drilling systems.

(b)	Indicates rated water depth in current location and rated drilling depth

(c)	Unit equipped with three mud pumps

(d)	Unit equipped with four mud pumps

(e)	Unit equipped with a skid-off capability — refer to page 5 of this Form 10-K for a discussion of “skid-off” technology

(f)	Refer to “Contracts” on page 6 of this Form 10-K for a discussion of types of drilling contracts.

(g)	Indicates estimated completion date of work to be performed

(h)	Indicates units currently under construction or planned with anticipated year of completion. Construction of EXL #4 and 240C #3 has been suspended and a decision to resume will be made by mid-year 2009.

Onshore Rigs (a)

		Maximum
		Drilling	Maximum	Contract Status
Name	Type	Depth (feet)	Horsepower	Location	Customer	Type(b)	Duration(c)

Rig 9	Diesel electric	20,000	2,000	Texas	Available
Rig 12	SCR diesel electric	18,000	1,500	Texas	Available
Rig 14	AC electric	35,000	3,000	Texas	Available
Rig 15	AC electric	35,000	3,000	Texas	Forest Oil	well-to-well	May 2009
Rig 18	SCR diesel electric	25,000	2,000	Texas	Anadarko	term	November 2009
Rig 26	SCR diesel electric	25,000	2,000	Texas	Available
Rig 29	Mechanical	18,000	1,500	Texas	Available
Rig 30	AC electric	20,000	2,000	Texas	BBX	term	May 2009
Rig 31	SCR diesel electric	35,000	3,000	Texas	EnCana	well-to-well	April 2009
Rig 33	SCR diesel electric	18,000	1,500	Texas	Devon	term	June 2009
Rig 34	SCR diesel electric	25,000	2,000	Texas	Available
Rig 35	SCR diesel electric	18,000	1,500	Texas	EnCana	term	June 2009
Rig 51	SCR diesel electric	25,000	2,000	Texas	Newfield	term	September 2009
Rig 52	SCR diesel electric	25,000	2,000	Texas	Newfield	term	November 2009
Rig 53	SCR diesel electric	25,000	2,000	Texas	BBX	term	May 2009
Rig 54	SCR diesel electric	25,000	2,000	Texas	Newfield	term	October 2009
Rig 59	AC electric	25,000	2,000	Texas	BBX	well-to-well	April 2009
Rig 60	AC electric	25,000	2,000	Texas	Newfield	term	April 2009
					Devon	term	April 2011
Rig 61	AC electric	25,000	2,000	Texas	Chesapeake	term	March 2009
Rig 62	AC electric	25,000	2,000	Texas	Devon	term	March 2011
Rig 63	AC electric	25,000	2,000	Texas	Available
Rig 64	AC electric	25,000	2,000	Texas	ExxonMobil	term	March 2009
					Cabot	term	March 2010
Rig 65	AC electric	25,000	2,000	Texas	Pioneer	term	November 2009
Rig 66	AC electric	25,000	2,000	Oklahoma	PetroQuest	term	December 2009
Rig 67	AC electric	25,000	2,000	Texas	ConocoPhillips	term	January 2010
Rig 68	AC electric	25,000	2,000	Alaska	Pioneer	term	March 2010
Rig 76	AC electric	25,000	2,000	Texas	EnCana	term	April 2011
Rig 77	AC electric	25,000	2,000	Texas	EnCana	term	March 2010
Rig 84	AC electric	25,000	2,000	Texas	EnCana	term	June 2011
Rig 85	AC electric	25,000	2,000	Texas	Common Resources	term	October 2010
Rig 86	AC electric	25,000	2,000	Texas	EnCana	term	February 2012
Rig 87	AC electric	25,000	2,000	Texas	Common Resources	term	March 2012

(a)	Rigs 9-35 were constructed at various dates between 1960 and 1982, utilizing new as well as used equipment, and have since been substantially rebuilt. Rigs 51 — 54 were constructed during 2001-02. Rigs 59 — 66 were completed during 2006 and rigs 67 — 77 were completed during 2007. Rigs 84 and 85 were completed during

2008. Rig 86 was completed in February 2009 and Rig 87 should be completed during March 2009. All but Rigs 29 and 35 are equipped with a top-drive drilling system.

(b)	Refer to “Contracts” on page 6 of this Form 10-K for a discussion of types of drilling contracts.

(c)	Indicates estimated completion date of work to be performed or duration of pending long-term contracts

Rowan’s drilling division leases and, in some cases, owns various operating and administrative facilities generally consisting of office, maintenance and storage space in the states of Alaska and Texas and in the countries of Canada, England, Scotland, Bahrain, Saudi Arabia and Qatar.

MANUFACTURING FACILITIES

LTI’s principal manufacturing facility and headquarters are located in Longview, Texas, on approximately 2,400 acres with approximately 1.2 million square feet of covered working area. The facility is owned and contains:

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

Drilling Products and Systems are machined, fabricated, assembled, and tested at a facility we own in Houston, Texas, that has approximately 450,000 square feet of covered work area and 45,000 square feet of office space. This capacity is supported by the Longview, Texas, facility. We also lease warehouse and administrative facilities in Louisiana and Canada.

We also own a jack-up rig construction facility located in Vicksburg, Mississippi, on 1,850 acres of land and has approximately 560,000 square feet of covered work area. Our rig service and repair operation is carried out primarily at our Sabine Pass, Texas facility.

Our distributor of forestry products in the northwestern United States is located on a six-acre site in Troutdale, Oregon, with approximately 22,000 square feet of building space.

Our distributor of mining products in the western United States is located in a leased facility in Tucson, Arizona, having approximately 20,000 square feet. Our distributor of mining products in Australia is located in a leased facility in Murarrie, Queensland, having approximately 29,500 square feet. There are additional branch locations in each Australian territory. Our distributor of mining products in Brazil leases an office building and warehouse.

ITEM 3.	LEGAL PROCEEDINGS

During 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita. The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million, a value that Rowan believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig. However, the owner of the rig claimed that the rig should have been insured for its fair market value and is seeking recovery from Rowan for compensation above the insured value. Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment. On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas. The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig. The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make Rowan liable for the approximately $50 million difference between the owner’s claim and the insurance coverage, including interest and costs to date. The Company continues to believe its interpretation of the charter agreement is correct and is vigorously pursuing an appeal to overturn the summary judgment ruling in the Texas Court of Appeals. The Company does not believe, therefore, that it is probable that it has incurred a loss and has made no accrual for such at December 31, 2008.

During 2004, Rowan learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the DOJ had begun conducting a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated in the Gulf of Mexico. In 2007, the Company entered into a plea agreement with the DOJ, as amended, under which the Company agreed to pay fines and community service payments totaling $9 million and be subject to unsupervised probation for a period of three years. During the period of unsupervised probation, the Company must ensure that it commits no further criminal violations of federal, state, or local laws or regulations and must also continue to implement its comprehensive Environmental Management System Plan. Subsequent to the conduct at issue, the Company sold the Rowan-Midland to a third party. The Environmental Protection Agency has approved a compliance agreement with Rowan which, among other things, contains a certification that the conditions giving rise to the violations to which the Company entered guilty pleas have been corrected. The Company believes that if it fully complies with the terms of the compliance agreement, it will not be suspended or debarred from entering into or participating in contracts with the U.S. Government or any of its agencies.

On January 3, 2008, a civil lawsuit styled State of Louisiana, ex. rel. Charles C. Foti, Jr. , Attorney General vs. Rowan Companies, Inc. was filed in the U.S. District Court, Eastern District of Texas, Marshall Division, seeking damages, civil penalties and costs and expenses for alleged commission of maritime torts and violations of environmental and other laws and regulations involving the Rowan-Midland and other facilities in areas in or near Louisiana. Subsequently, the case was transferred to U.S. District Court, Southern District of Texas, Houston Division. The Company intends to vigorously defend its position in this case but cannot estimate any potential liability at this time.

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

The construction of Rowan’s fourth Tarzan Class jack-up rig, the J. P. Bussell, was originally subcontracted to Signal International LLC (“Signal”), and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million. As a result of various problems encountered on the project, the delivery of the rig was more than one year behind schedule and its final cost was approximately 40% over the original estimate. Accordingly, the Company declared Signal in breach of contract and initiated court proceedings styled Rowan Companies, Inc. and LeTourneau Technologies, Inc. vs. Signal International LLC in the 269th Judicial District Court of Harris County, Texas to recover the cost to complete the rig over and above the agreed contract price, as well as other damages, plus interest. Signal filed a separate counterclaim against the Company styled Signal International LLC vs. LeTourneau, Inc. in the U.S. District Court, Southern District of Texas, Houston Division, alleging breach of contract and claiming unspecified damages for cost overruns. That case has been administratively stayed in favor of the State Court proceeding filed by the Company. Rowan exercised its right to take over the rig construction pursuant to the terms of the construction contract, and Signal turned the rig over to the Company in March 2008. Rowan expects that Signal will claim damages for amounts owed and additional costs incurred, totaling in excess of $20 million. The Company intends to vigorously defend and prosecute its rights under the contract. Rowan does not believe that it is probable that the Company will be held liable for the claims brought by Signal, and has made no accrual for such at December 31, 2008.

On December 9, 2008, the Company received a termination letter from a customer regarding two contracts for the purchase of nine rigs in the amount of $90.2 million and nine top drives in the amount of $10.3 million. In the letter, the customer alleged that the top drive contract had not become effective because a down payment was never made and further alleged that they had the right to terminate the rig contract because of late deliveries. The

Company firmly believes that both allegations are without merit. Accordingly, the Company initiated court proceedings styled LeTourneau Technologies Drilling Systems, Inc. (“LTDSI”) vs. Nomac Drilling, LLC (“Nomac”) Cause No. H-09-13 in the United States District Court for the Southern District of Texas, Houston on December 13, 2009 requesting a declaratory judgment and alleged anticipatory repudiation. On January 5, 2009, Nomac filed a Notice of Removal to Federal Court. There are no grounds to remand the suit back to State Court. Nomac and LTDSI are currently in settlement discussions.

Rowan is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. The Company believes that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 8, 2008, Steel Partners II, L.P. (“Steel”), which reported beneficial ownership of approximately 8.7% of the Company’s common stock on its last Form 13D filed on February 20, 2009, delivered a notice to the Company nominating three candidates to stand for election to the Company’s Board of Directors at the 2008 Annual Meeting of Stockholders.

Following discussions between the Company and Steel, on March 30, 2008, the Company and Steel entered into a letter agreement (the “Agreement”) pursuant to which Steel withdrew its slate of three nominees and agreed not to engage in the solicitation of proxies in connection with the 2008 Annual Meeting. The Agreement provided that if the Company did not monetize its investment in LTI by December 31, 2008, either Warren Lichtenstein or another person designated by Steel would be added to the Company’s Board of Directors effective January 1, 2009. The Company also agreed with Steel that if the LTI monetization was accomplished through an initial public offering or private sale of all or a portion of LTI (but not through a public or private merger), the Company would repurchase at least $400 million of its outstanding common stock.

In November 2008, due to financial market and industry conditions, the Company announced that it was not pursuing any further negotiations with respect to a sale of LTI. Steel informed the Company that it would fill the newly-created Board position with Mr. John J. Quicke. On January 22, 2009, the Board of Directors of the Company elected Mr. Quicke as a member of Class II of the Board of Directors.

On February 5, 2009, Rowan and Steel entered into a letter agreement, pursuant to which Steel has agreed not to seek to nominate any candidates to stand for election to the Board of Directors of the Company or engage in the solicitation of proxies with respect to the election or removal of directors or any other matter to be voted on at the Company’s 2009 Annual Meeting of Stockholders. The Company has agreed to nominate a Steel designee for election to Class III of the Board for election at the 2009 Annual Meeting and to recommend the election and solicit proxies for the election of the Steel designee and three other nominees to be chosen by the Board. Immediately before such election, the Board will increase the size of the Board from 11 members to 12 members. Until after the Company’s 2010 Annual Meeting of Stockholders, the Board will not increase the size of the Board in excess of 12 members and will not take any action that would cause the number of directors comprising Class I of the Board to change from four members. The parties agreed that either the Steel designee or Mr. Quicke will serve on the Audit Committee of the Board and the other will serve on the Compensation Committee of the Board, effective promptly following the 2009 Annual Meeting.

On February 18, 2009, the Company and Steel agreed to give Steel an additional ten days to designate its nominee; Steel will inform the Board of its designee by March 2, 2009.

There were no matters submitted to a vote of Rowan common stockholders during the fourth quarter of the fiscal year ended December 31, 2008.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The names, positions, years of credited service and ages of the officers of the Company as of February 27, 2009 are listed below. Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

		Years of
		Credited
Name	Position	Service	Age

W. Matt Ralls	President and Chief Executive Officer	—	59
John L. Buvens	Executive Vice President, Legal	28	53
Mark A. Keller	Executive Vice President, Business Development	16	56
David P. Russell	Executive Vice President, Drilling Operations	25	47
J. Kevin Bartol	Vice President, Strategic Planning	1	49
Barbara A. Carroll	Vice President, Health, Safety and Environmental Affairs	1	54
Michael J. Dowdy	Vice President, Engineering	18	49
D. C. Eckermann(1)	Vice President, Manufacturing	22	61
William H. Wells	Vice President, Finance and Chief Financial Officer	14	46
Terry D. Woodall	Vice President, Human Resources	3	60
George C. Jones	Compliance Officer	2	43
Gregory M. Hatfield	Controller	14	39
Melanie M. Trent	Corporate Secretary and Special Assistant to the CEO	3	44

(1)	Mr. Eckermann also serves as President and Chief Executive Officer of LeTourneau Technologies, Inc., a Rowan subsidiary.

On October 31, 2008, the Company announced that, after a 34-year career, its Chairman and Chief Executive Officer, Daniel F. McNease, had decided to retire from all positions with the Company effective December 31, 2008. On December 2, 2008, the Company announced that, effective January 1, 2009, its Board of Directors named W. Matt Ralls as its new President and Chief Executive Officer and Henry E. Lentz as Chairman of the Board.

Since January 2009, Mr. Ralls’ principal occupation has been President and Chief Executive Officer. From June 2005 until his retirement in November 2007, Mr. Ralls served as Executive Vice President and Chief Operating Officer of GlobalSantaFe Corporation. Prior to that time, Mr. Ralls served as Senior Vice President and Chief Financial Officer of GlobalSantaFe Corporation.

Since January 2007, Mr. Buvens’ principal occupation has been Executive Vice President, Legal. Prior to that time, Mr. Buvens served as Senior Vice President, Legal.

Since January 2007, Mr. Keller’s principal occupation has been Executive Vice President, Business Development. Prior to that time, Mr. Keller served as Senior Vice President, Marketing.

Since January 2007, Mr. Russell’s principal occupation has been Executive Vice President, Drilling Operations. From January 2005 to January 2007, Mr. Russell served as Vice President, Drilling. Prior to that time, Mr. Russell served as Vice President, Rowan Drilling Company, Inc., a Rowan subsidiary.

Since June 2007, Mr. Bartol’s principal occupation has been Vice President, Strategic Planning. From January 2007 to June 2007, Mr. Bartol served as a consultant to the Company on strategic initiatives. Prior to that time, Mr. Bartol was Chief Financial Officer of Jindal United Steel Corp (June 2004 — August 2006), worked on various consulting projects from March 2003 to June 2004, was Chief Operating Officer of Network International

(September 1999 — March 2003), co-founder of the Saint Arnold Brewing Company and Vice President of Simmons and Company International.

Since May 2008, Ms. Carroll’s principal occupation has been Vice President, Health, Safety and Environmental Affairs. From October 2007 to May 2008, Ms. Carroll served as Vice President, Environmental Affairs. From July 2006 to October 2007, Ms. Carroll served as a consultant to the Company. Prior to that time, Ms. Carroll was Vice President of Environmental, Health and Safety for TEPPCO Partners, LLP.

Since April 2006, Mr. Dowdy’s principal occupation has been Vice President, Engineering. Prior to that time, Mr. Dowdy was Chief Engineer, Marine Group for LTI.

Since January 2007, Mr. Wells’ principal occupation has been Vice President, Finance and Chief Financial Officer. From May 2005 to January 2007, Mr. Wells served as Vice President, Finance and Treasurer. Prior to that time, Mr. Wells served the Company as Controller.

Since July 2005, Mr. Woodall’s principal occupation has been Vice President, Human Resources. Prior to that time, Mr. Woodall was Manager, U.S. Employee Services for Schlumberger.

Since July 2007, Mr. Jones’ principal occupation has been Compliance Officer. From July 2006 to July 2007, Mr. Jones served as Senior Corporate Counsel. Prior to that time, Mr. Jones practiced corporate law at Andrews Kurth LLP.

Since May 2005, Mr. Hatfield’s principal occupation has been Controller. Prior to that time, Mr. Hatfield served as Corporate Accountant.

Since January 2007, Ms. Trent’s principal occupation has been Corporate Secretary and Special Assistant to the CEO. From October 2005 to January 2007, Ms. Trent served as Corporate Secretary and Compliance Officer. From 2004 to September 2005, Ms. Trent performed contract legal services, primarily for Jindal United Steel Corp., a Baytown, Texas steel mill company. From 1998 to September 2002, Ms. Trent worked at Reliant Energy, Incorporated, as the Senior Aide to the CEO (1999-2001) and then as Vice President — Investor Relations.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Rowan’s Common Stock is listed on the New York Stock Exchange under the symbol “RDC”. The price range below is as reported by the New York Stock Exchange on the Composite Tape. On January 31, 2009, there were approximately 1,450 holders of record.

	2008		2007
Quarter	High	Low	High	Low

First	$42.49	$33.00	$33.77	$29.48
Second	47.94	38.45	41.61	32.56
Third	47.00	30.68	46.16	34.10
Fourth	30.15	12.00	41.30	34.79

The graph below reflects the relative investment performance of Rowan Companies, Inc. common stock, the Dow Jones U.S. Oil Equipment and Services Index and the S&P 500 Index for the five-year period ending December 31, 2008, assuming reinvestment of dividends on the date of payment into the common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rowan Companies, Inc., The S&P 500 Index
And The Dow Jones US Oil Equipment & Services Index

	12/03	12/04	12/05	12/06	12/07	12/08
Rowan Companies, Inc.	100.00	111.78	156.24	147.51	177.22	72.43
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Dow Jones US Oil Equipment & Services	100.00	135.40	205.46	233.14	337.92	137.54

On February 24, 2006, Rowan paid a special cash dividend of $.25 per common share to shareholders of record on February 8, 2006. On May 2, 2006, Rowan’s Board of Directors approved a regular quarterly cash dividend of $.10 per share, which the Company has paid approximately every three months since. On January 23, 2009, in light of the Company’s commitments under its newbuild program, the dramatic decrease in world oil prices and consequent reduction in worldwide demand for oil services and the severe illiquidity in world credit markets, the Board of Directors determined to eliminate the cash dividend. Future dividends, if any, will only be paid at the discretion of the Board of Directors. At December 31, 2008, Rowan had approximately $197 million of retained earnings available for distribution to stockholders under the most restrictive provisions of its debt agreements.

During 2007 and 2008, Rowan repurchased a total of 79,948 shares of common stock from employees in connection with income tax and related withholding obligations due to vesting of restricted stock grants, including 27,606 shares acquired during the fourth quarter of 2008.

For information concerning Common Stock of the Company to be issued in connection with the Company’s equity compensation plans, see PART III, ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS on page 86 of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following information summarizes Rowan’s results of operations and financial position for each of the last five years.

	2008	2007	2006	2005	2004
	(In thousands except per share amounts and ratios)

Operations
Revenues:
Drilling services	$1,451,623	$1,382,571	$1,067,448	$775,356	$472,103
Manufacturing sales and services	761,113	712,450	443,286	293,426	207,573

Total	2,212,736	2,095,021	1,510,734	1,068,782	679,676

Costs and expenses:
Drilling services (excluding items shown below)	629,795	591,412	504,873	388,259	319,226
Manufacturing sales and services (excluding items shown below)	624,815	596,541	372,219	253,688	177,041
Depreciation and amortization	141,395	118,796	89,971	81,204	78,489
Selling, general and administrative	115,226	94,905	78,243	71,428	48,182
Gain on disposals of property and equipment	(30,701)	(40,506)	(29,266)	(52,449)	(1,747)
Material charges and other operating expenses(1)	111,171	—	9,000	—	—
Gain on hurricane-related events	(37,088)	—	—	(13,948)	—

Total	1,554,613	1,361,148	1,025,040	728,182	621,191

Income from operations	658,123	733,873	485,694	340,600	58,485
Other income (expense) — net	(4,032)	5,213	7,660	4,870	(13,892)
Provision for income taxes	226,463	255,286	176,377	127,633	17,108

Income from continuing operations	427,628	483,800	316,977	217,837	27,485
Income (loss) from discontinued operations including gain (loss) on sale, net of taxes(2)	—	—	1,269	11,963	(28,758)

Net income (loss)	$427,628	$483,800	$318,246	$229,800	$(1,273)

Per share of common stock:
Net income (loss):
Basic:
Income from continuing operations	$3.80	$4.36	$2.87	$2.00	$.26

Income (loss) from discontinued operations	$.00	$.00	$.01	$.11	$(.27)

Net income (loss)	$3.80	$4.36	$2.89	$2.11	$(.01)

Diluted:
Income from continuing operations	$3.77	$4.31	$2.84	$1.97	$.26

Income (loss) from discontinued operations	$.00	$.00	$.01	$.11	$(.27)

Net income (loss)	$3.77	$4.31	$2.85	$2.08	$(.01)

	2008	2007	2006	2005	2004
	(In thousands except per share amounts and ratios)

Financial Position
Cash and cash equivalents	$222,428	$284,458	$258,041	$675,903	$465,977
Property, plant and equipment — net	3,147,528	2,487,811	2,133,226	1,720,734	1,669,494
Total assets	4,548,892	3,875,305	3,435,398	2,975,183	2,492,286
Long-term debt	355,560	420,482	485,404	550,326	574,350
Stockholders’ equity	2,659,816	2,348,438	1,874,046	1,619,739	1,408,884
Statistical Information
Current ratio	1.84	2.63	2.13	3.55	3.44
Long-term debt/total capitalization	.12	.15	.21	.25	.29
Book value per share of common stock	$23.51	$21.10	$16.97	$14.75	$13.12
Price range of common stock	$12.00-47.94	$29.48-46.16	$29.03-48.15	$24.53-39.50	$20.95 - 27.26
Cash dividends	$.40	$.40	$.55	$.50	$—

(1)	The 2008 amount includes: $62.4 million of inventory valuation charges, a $13.6 million charge for goodwill impairment, $12.7 million for professional fees related to the suspended LTI monetization, an $11.8 million impairment charge due to the cancellation of the fourth 240C jack-up rig and $10.7 million for severance payments. The 2006 amount reflects a $9 million charge in anticipation of payments made in 2007 related to a Department of Justice investigation.

(2)	Amounts reflect the aggregate after-tax results of Rowan’s aviation and boat operations which were sold in 2004 and 2005, including the resulting gain (loss) of $(16.0) million and $13.1 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table highlights Rowan’s operating results for the years indicated (in millions):

	2008	2007	2006

Revenues:
Drilling	$1,451.6	$1,382.6	$1,067.4
Manufacturing:
Drilling products and systems	493.5	498.6	241.0
Mining, forestry and steel products	267.6	213.8	202.3

Total manufacturing	761.1	712.4	443.3

Total revenues	$2,212.7	$2,095.0	$1,510.7

Costs and expenses:
Drilling	$781.5	$720.8	$619.7
Manufacturing:
Drilling products and systems	538.1	455.6	217.5
Mining, forestry and steel products	235.0	184.7	187.8

Total manufacturing	773.1	640.3	405.3

Total costs and expenses	$1,554.6	$1,361.1	$1,025.0

Operating income:
Drilling	$670.1	$661.8	$447.7
Manufacturing:
Drilling products and systems	(44.6)	43.0	23.5
Mining, forestry and steel products	32.6	29.1	14.5

Total manufacturing	(12.0)	72.1	38.0

Total operating income	$658.1	$733.9	$485.7

Income from continuing operations	$427.6	$483.8	$317.0

Income from discontinued operations	$0.0	$0.0	$1.2

Net income	$427.6	$483.8	$318.2

As indicated in the preceding table, Rowan’s results of operations are primarily driven by the performance of our Drilling division, which comprises about 95% of our fixed assets and, over the past three years, has generated 67% of our aggregate revenues and 95% of our aggregate operating income. Our Manufacturing division, featuring our Drilling Products and Systems segment, has led the strategic expansion and upgrade of our drilling fleet over the past decade and, in recent years, has expanded product lines and improved contributions to our operating results.

Costs and expenses in 2008 included $111.2 million of charges and other expenses, including impairment charges relating to the cancelled rig construction project, realizable value of manufacturing inventories and goodwill, professional service fees and other expenses incurred in connection with the suspended LTI monetization process and severance costs resulting from the retirement of the Company’s Chief Executive Officer effective December 31, 2008 and headcount reductions. The monetization costs were allocated between manufacturing segments based upon relative revenues; all other items were directly attributable to a specific operating segment. These items are described more fully in the operating segment discussions below.

Income from continuing operations is after interest income and expense, other income and expense items and provision for income taxes, as follows (in millions):

	2008	2007	2006

Interest income	$6.3	$20.9	$28.0
Interest expense	(18.6)	(25.9)	(28.3)
Capitalized interest	17.4	10.0	7.8
Other income (expense) — net	(9.1)	0.2	0.2
Provision for income taxes	(226.5)	(255.3)	(176.4)

The amount shown in the preceding table as Income from discontinued operations in 2006 reflects the after-tax effect of an excise tax refund related to our aviation operations that were sold in 2004. The performance of each of our operating segments over the 2006-2008 period is discussed more fully below.

Drilling Operations

Rowan’s Drilling operating results are primarily a function of the activity (or utilization) and day rates achieved by our land and offshore rig fleets. Rig activity and day rates are primarily determined by oil and gas company exploration and development expenditures, which are heavily influenced by trends in oil and natural gas prices, and the availability of competitive equipment. When drilling markets are strengthening, as they have in recent years, day rates generally lag the upward trend in rig activity and day rate increases can be more significant as utilization approaches 100%. When drilling markets are weakening, as they are currently, day rates are often significantly reduced in an effort to maintain utilization. Due to intense competition in the contract drilling industry, both utilization and day rates have historically declined much faster than they have risen.

Current Market Conditions

For most of the past several years, global demand for oil and natural gas has been increasing, especially in developing nations like China and India. At the same time, many key producers increasingly struggled with depleting reserves, requiring more drilling simply to maintain production levels. These market forces caused a dramatic increase in energy prices. Oil prices, for example, which averaged around $30 per barrel throughout the 2000-2004 period, stayed consistently above $50 during the 2005-2006 period, ended 2007 near $100 and hit an all-time high of more than $145 in July 2008. Natural gas prices have followed a similar pattern in recent years, though with much more volatility, generally staying above $6 per mcf since late 2004 and peaking in mid 2008 at around $14. As a result, marginal drilling projects that went undrilled with oil at $30 per barrel or gas at $3 per mcf, became very economical at prices well above $50 and $5, respectively. Many of these projects were in increasingly difficult drilling environments and demanded the most capable drilling equipment.

Meanwhile, the global jack-up fleet, with relatively few net rig additions between 1986 and 2005, continued to age. These factors caused a surge in worldwide drilling activity beginning in 2005, with all available rigs benefitting. The more capable rigs were marketable throughout the world, and were generally able to obtain longer-term contracts and higher day rates than older and less capable “commodity” rigs. Rowan’s average day rates improved from less than $50,000 during 2004 to over $163,000 in 2008.

Since the middle of 2008, when the global economy began slipping into recession and access to capital diminished significantly due to weakening financial markets, both oil and natural gas prices have declined by approximately 70%. Most companies have been forced to reduce spending in order to preserve liquidity, and energy companies in particular, with the prospect of significantly reduced cash flows and constrained capital resources, are cutting future exploration and development expenditures. We discuss the likely impact on our future operations under Outlook beginning on page 36.

Our Rig Fleets

Our offshore fleet consists currently of 22 jack-up rigs, featuring:

•	Two 84 class jack-ups and one 116 class jack-up built during the mid-to-late 1970s,

•	Seven 116C class jack-ups built during the early 1980s,

•	Three Gorilla class jack-ups built during the early 1980s,

•	Four Super Gorilla class jack-ups constructed during the 1998-2003 period,

•	Four Tarzan Class jack-ups delivered during the 2004-2008 period, and

•	One 240C class jack-up delivered in 2008.

Six additional jack-ups are under construction or on order with deliveries currently expected over the 2009-2011 period, including two 240C class rigs and four EXL (formerly Super 116E) class rigs — see further discussion of our offshore newbuild program under Capital Expenditures beginning on page 43.

Our current land fleet totals 31 rigs, including 15 rigs constructed over the past three years, four rigs built during 2001-2002 and 12 older rigs that have been refurbished over the years. One additional land rig is expected to be delivered in the first quarter of 2009.

Our International Expansion

For most of our history offshore, our drilling operations have been focused in the Gulf of Mexico, where ten of our offshore rigs are currently operating. This market is highly fragmented among several oil and gas companies, many of whom are independent operators whose drilling activities are highly dependent upon near-term operating cash flows. A typical drilling assignment may call for 60 days of exploration or development work, performed under a single-well contract with negotiable renewal options. Long-term contracts have been relatively rare, and generally are available only from the major integrated oil companies and a few of the larger independent operators. Thus, drilling activity and day rates in this market have tended to fluctuate rather quickly, and generally follow trends in natural gas prices.

In 2005, we began to increasingly focus our marketing efforts in foreign areas where demand was strengthening and longer-term drilling opportunities for high specification rigs were becoming more prevalent. Since that time, we have substantially diversified our drilling operations from the Gulf of Mexico. The relocation of rigs from one geographic area to another is a significant undertaking, which, together with any associated equipment upgrades, often interrupts revenues and cash flows for three to four months. Thus, such actions are typically carried out only when the likelihood of higher long-term returns heavily outweighs the short-term costs.

This migration of rigs to foreign markets, together with the significant loss of equipment during the 2005 hurricanes and higher commodity prices, led to increased drilling activity and created a jack-up supply deficit in the Gulf of Mexico in 2006. As a result, rig day rates, which increased dramatically in late 2005, continued to set new records during 2006 and early 2007, and the occasional term drilling contract, ranging from six months to two years, became available for certain high specification rigs that remained. Generally, Gulf of Mexico market conditions peaked in 2007 and began weakening in late 2008.

The Middle East market has been a primary focus for our drilling operations since late 2005, when we obtained three-year contracts from Saudi Aramco for four of our jack-up rigs, which commenced operations offshore Saudi Arabia in April 2006. In 2007, we added four rigs to this market: two-year contracts for Maersk offshore Qatar, which began in late January, and four-year contracts covering two Tarzan Class rigs for Saudi Aramco, which began in late March. A third Tarzan Class rig became our ninth rig in the Middle East market when it began a three-year assignment for Saudi Aramco in the second quarter of 2008. Both Qatar rigs have been extended for an additional year.

The North Sea is a mature, harsh-environment offshore drilling market that has long been dominated by major oil and gas companies operating within a relatively tight regulatory environment. Project lead times are often lengthy and drilling assignments, which typically require ultra premium equipment capable of handling extreme weather conditions and high down-hole pressures and temperatures, can range from several months to several years. Thus, drilling activity and day rates in the North Sea move slowly in response to market conditions, and generally follow trends in oil prices. We currently have two Super Gorilla class rigs operating in the North Sea market, one under contract into the first quarter of 2010 and the other into the second quarter of 2010.

We have operated offshore eastern Canada at varying levels since the early 1980s, though not since late 2006. One of our Gorilla class rigs will return to eastern Canada in mid 2009 for two assignments totaling approximately eleven months.

In the past, Rowan has not cold-stacked its offshore drilling rigs during extended idle periods as the long-term costs of rehiring and retraining personnel and restarting equipment typically negate any short-term savings. Thus, our drilling expenses have not typically fluctuated with rig activity, though they have increased as our rig fleets have been expanded and relocated.

2008 Compared to 2007

The following table highlights the performance of our Drilling division during 2008 compared to 2007 (dollars in millions):

	2008		2007
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$1,451.6	100	$1,382.6	100
Operating costs	(629.8)	(43)	(591.4)	(43)
Depreciation expense	(125.9)	(9)	(101.8)	(7)
Selling, general and administrative expenses	(69.2)	(5)	(68.3)	(5)
Gains on property disposals	68.0	5	40.7	3
Material charges and other operating expenses	(24.6)	(2)	—	—

Operating income	$670.1	46	$661.8	48

Drilling revenues increased by $69.0 million or 5% in 2008, due primarily to the effects of increased drilling activity and average day rates, as follows (in millions):

New rigs	$33.2
Increases in average day rates	23.7
Net increase in activity for existing rigs	16.6
Net increase in activity for relocated rigs	12.5
Lost or sold rigs	(9.4)
Other, primarily reduced rebilled expenses	(7.6)

Total increase	$69.0

Our overall offshore fleet utilization was 95% in 2008, up from 94% in 2007, with most of the downtime in each period associated with rigs being prepared for long-term assignments overseas. We compute rig utilization as revenue-producing days divided by total available rig-days. Our average offshore day rate was $163,200 in 2008, an increase of approximately 4% over 2007. Average day rates are determined as recorded revenues, excluding rebilled expenses, divided by revenue-producing days. Total revenue-producing days offshore increased by 103 or 1% between years, with most of that increase associated with our new rigs.

Middle East.  Our nine jack-ups working offshore Saudi Arabia and Qatar collectively generated approximately $480 million of drilling revenues in 2008, averaging more than $155,000 per day, compared to almost $400 million from eight rigs averaging $149,000 per day in 2007. Our utilization averaged 94% in 2008, up from 92% in 2007.

North Sea.  Our two rigs working in the North Sea generated approximately $164 million of drilling revenues in 2008, averaging about $245,000 per day, compared to $246 million from three rigs averaging $241,000 per day in 2007. Our utilization averaged 91% in 2008, down from 96% in 2007, with most of the downtime in the current year due to rigs undergoing shipyard upgrades.

Other International.  After relocating from the North Sea in early January 2008, Gorilla VII was 96% utilized offshore West Africa and provided almost $325,000 per day in drilling revenues during the remainder of the year. Gorilla III was 100% utilized offshore Trinidad during the first five months of 2008, generating approximately $40 million of drilling revenues during the period, or more than $249,000 per day. Gorilla III relocated to the Gulf of Mexico during the second quarter of 2008 where the rig was 98% utilized during the remainder of the year.

Gulf of Mexico.  The following table summarizes average natural gas prices and our Gulf of Mexico fleet utilization and average day rates during the year:

	Natural	Average	Average
	Gas (MCF)*	Utilization	Day Rate

First quarter 2008	$8.74	91%	$114,100
Second quarter 2008	11.47	98%	126,600
Third quarter 2008	8.98	100%	131,400
Fourth quarter 2008	6.40	100%	144,600
Full year 2008	8.90	97%	129,900
Full year 2007	7.12	96%	129,300

*	Source: New York Mercantile Exchange (NYMEX)

Natural gas prices remained at historically high levels over the first half of 2008, and our fleet achieved stable utilization and increasing average day rates during that period, though shipyard time for upgrades to the Bob Palmer reduced average utilization during the first quarter. As prices weakened dramatically over the last half of the year, our contracted backlog helped to insulate Rowan from the effects of reduced drilling demand that ensued in the Gulf of Mexico and throughout the United States. The addition of the Rowan-Mississippi and J. P. Bussell in November 2008, coupled with the loss of our oldest jack-up, the Rowan-Anchorage, during Hurricane Ike in September, increased our average rate during the fourth quarter. As shown in the preceding table, our average Gulf of Mexico day rate increased by $1,100 or 1% during 2008, though, by year end, we had begun to feel the impact of weakening demand for our three skid-off rigs. Our total revenue-producing days in the Gulf of Mexico decreased by 97 or 3% in 2008, due primarily to the effects of rig relocations.

Land.  Contracted backlog also enabled our 30 deep-well land rigs in Texas, Louisiana, Oklahoma and Alaska to withstand the volatile domestic market conditions during 2008, and attain 93% utilization and an average day rate of $22,600 during the year, compared to 95% and $22,800 in 2007. The fleet included four new 2000 horsepower rigs that were delivered during 2008, which contributed to a 701 or 7% increase in revenue-producing days during the year.

Operating Costs.  Drilling operating costs increased by $38.4 million or 6% in 2008 compared to 2007, due primarily to effects of the following (in millions):

Compensation costs and related benefits for existing rigs increased by 7%	$19.8
Repairs and maintenance for existing rigs increased by 18%	19.3
Rig insurance costs for existing rigs decreased by 21%	(11.7)
New rigs — Rowan-Mississippi and J. P. Bussell (November 2008) and four land rigs	11.2
All other	(0.2)

Total increase	$38.4

Depreciation expense incurred by our drilling operations increased by $24.1 million or 24% in 2008, due primarily to the addition of the rigs noted above. Selling, general and administrative costs increased by $0.9 million or 1% in 2008, due primarily to higher professional service fees resulting from our international expansion and incremental incentive compensation costs associated with our improved financial results.

Our drilling operations realized $68.0 million of gains on asset disposals during 2008, including $37.1 million from insurance proceeds received in connection with the loss of the Rowan-Anchorage during Hurricane Ike, $14.5 million from the sale of our London office, $5.4 million from the sale of our Fourchon, Louisiana yard and

$4.7 million from the sale of a land rig. Our 2007 net gain was $40.7 million, and included $14.1 million from the sale of our Alaska-based drilling camps and $23.4 million related to the installment sale of the Rowan-Midland and related equipment.

Our fourth quarter 2008 Drilling operations included $24.6 million of charges and other operating expenses, including $11.8 million for the estimated unrecoverable cost of amounts expended on the fourth 240C rig which has been cancelled, $8.5 million related to severance costs, including the impact of accelerated equity awards, primarily resulting from our CEO’s retirement effective December 31, 2008, $2.8 million of primarily professional service fees incurred in connection with the suspended LTI monetization process, and $1.5 million related to the impairment of goodwill.

2007 Compared to 2006

The following table highlights the performance of our Drilling division during 2007 compared to 2006 (dollars in millions):

	2007		2006
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$1,382.6	100	$1,067.4	100
Operating costs	(591.4)	(43)	(504.9)	(47)
Depreciation expense	(101.8)	(7)	(77.5)	(7)
Selling, general and administrative expenses	(68.3)	(5)	(56.5)	(5)
Gains on property disposals	40.7	3	19.2	2

Operating income	$661.8	48	$447.7	43

Drilling revenues increased by $315.2 million or 30% in 2007, due primarily to the effects of increased average day rates between periods, which more than offset the net impact of changes in our rigs fleets and reduced drilling activity for relocating rigs, as follows (in millions):

Increases in average day rates	$140.8
New or reactivated rigs	124.3
Net increase in activity for relocated rigs	77.8
Decrease in rebilled expenses	(18.8)
Other, primarily net reduced activity for existing rigs	(8.9)

Total increase	$315.2

Our overall offshore fleet utilization was 94% in 2007, up from 86% in 2006, as several rigs were being prepared for long-term assignments overseas. Our average offshore day rate was $156,200 in 2007, an increase of approximately 11% over 2006. Total revenue-producing days declined by just over 1,154 or 19% between years, with much of that decrease associated with the rigs that were being prepared for long-term assignments overseas.

Middle East.  During early 2007, four of our rigs commenced operations in the Middle East under multi-year contracts following their relocation from the Gulf of Mexico. Our eight jack-ups working offshore Saudi Arabia and Qatar collectively generated approximately $400 million of drilling revenues in 2007, averaging almost $149,000 per day, compared to almost $115 million from four rigs averaging $113,000 per day in 2006. Our utilization averaged 92% in 2007, up from 66% in 2006, with most of the downtime in each period associated with relocating rigs.

North Sea.  After relocating from Canada in early 2007, Gorilla VI was 100% utilized in the North Sea and provided more than $302,000 per day there in drilling revenues during the remainder of the year. Our three rigs working in the North Sea generated approximately $246 million of drilling revenues in 2007, averaging more than $241,000 per day, compared to $119 million from two rigs averaging $169,000 per day in 2006. Our utilization averaged 96% in 2007, unchanged from 2006.

Other International.  Gorilla III was 100% utilized offshore Trinidad in 2007 and generated more than $76 million of drilling revenues, or almost $209,000 per day during the year.

Gulf of Mexico.  The following table summarizes average natural gas prices and our Gulf of Mexico fleet utilization and average day rates during the year:

	Natural	Average	Average
	Gas (MCF)*	Utilization	Day Rate

First quarter 2007	$7.17	98%	$127,700
Second quarter 2007	7.66	92%	123,800
Third quarter 2007	6.24	98%	132,100
Fourth quarter 2007	7.39	94%	133,300
Full year 2007	7.12	96%	129,300
Full year 2006	6.98	91%	138,800

*	Source: New York Mercantile Exchange (NYMEX)

As discussed above, natural gas prices remained at historically high levels throughout 2007, though fluctuating weather conditions and high storage levels contributed to price weakness during the third quarter and reduced drilling demand in the Gulf of Mexico and throughout the United States. Thus, the migration of many competitive jack-ups from the Gulf of Mexico continued throughout the year. Most of the available rigs that remained in the area encountered tougher competition for fewer drilling assignments and, as a result, declining day rates. Our six-month to two-year term commitments for four of our nine Gulf of Mexico rigs helped to insulate Rowan from the impact of weakening demand, as such rigs above were collectively 95% utilized in 2007 and averaged more than $180,000 per day in drilling revenues during the year. As shown in the preceding table, our average Gulf of Mexico day rate decreased by $9,500 or 7% during 2007.

The Rowan-Louisiana, which was severely damaged in 2005 during Hurricane Katrina, returned to service in the Gulf of Mexico in December 2006, and was 100% utilized in 2007. Our total revenue-producing days in the Gulf of Mexico decreased by 777 or 20% in 2007 due to the rig relocations that occurred over the past two years.

Land.  Our 29 deep-well land rigs in Texas, Louisiana, Oklahoma and Alaska generally withstood the weakening domestic market conditions during 2007, and attained 95% utilization and an average day rate of $22,800 during the year, compared to 97% and $22,600 in 2006. The fleet included twelve new 2000 horsepower rigs that were constructed during the past two years which contributed to a 2,497 or 36% increase in revenue-producing days in 2007.

Operating Costs.  Drilling operating costs increased by $86.5 million or 17% in 2007 compared to 2006, due primarily to effects of the following (in millions):

New or reactivated rigs — Hank Boswell (September 2006), Rowan-Louisiana (December 2006) and twelve land rigs	$57.9
Rebillable expenses for existing rigs — primarily rig relocation costs — decreased by 54%	(25.9)
Compensation costs and related benefits for existing rigs	18.6
Towing costs — primarily international rig moves — increased by 255%	13.4
Repairs and maintenance for existing rigs increased by 14%	11.1
All other	11.4

Total increase	$86.5

Depreciation expense incurred by our drilling operations increased by $24.3 million or 31% in 2007, due primarily to the addition of the rigs noted above. Selling, general and administrative costs increased by $11.8 million or 21% in 2007, due primarily to incremental incentive compensation costs associated with our improved financial results.

Our drilling operations realized $40.7 million of gains on asset disposals during 2007, including a $14.1 million gain in connection with the sale of our Alaska-based drilling camps and a $23.4 million gain related to the installment sale of the Rowan-Midland and related equipment. The net gain for 2006 was $28.2 million, most of which related to the installment sale of the Rowan-Midland and related equipment. Our 2006 operating results also included a $9.0 million charge in the fourth quarter for fines and community service payments made in 2007 in settlement of criminal charges stemming from a Department of Justice criminal investigation of environmental matters involving several of our offshore drilling rigs. This matter is discussed more fully under LIQUIDITY AND CAPITAL RESOURCES: Contingent Liabilities beginning on page 46.

Outlook

Worldwide rig demand is inherently volatile and has historically varied from one market to the next, as has the supply of competitive equipment. Exploration and development expenditures can be impacted by many local factors, such as political and regulatory policies, seasonal weather patterns, lease expirations, new oil and gas discoveries and reservoir depletion. Over time, the level and expected direction of oil and natural gas prices appear to have been the principal determinants of drilling activity, and oil and gas prices are ultimately a function of the supply of and demand for those commodities.

The dramatic declines in oil and natural gas prices over the last several months coupled with the weakness in the global capital markets have increased our customers’ efforts to preserve liquidity and have adversely affected the economics of certain drilling projects. Most oil and gas producers, in fact, have announced significant reductions in their 2009 drilling budgets, which has rapidly impacted the global jack-up market, reducing rig utilization, increasing competition among available rigs for fewer drilling assignments and pressuring day rates downward. Limitations on the availability of capital, or higher costs of capital, may cause energy companies to make additional budget reductions in the future even if oil and natural gas prices return to and remain at historically high levels. Any such reductions would probably accelerate the decline in rig utilization and day rates. There are nearly 70 jack-ups currently under construction or on order for completion by 2011, most of which do not have drilling contracts in place, and delivery of those rigs is expected to increase competitive pressures in the drilling industry.

Our backlog of drilling contracts currently exceeds $1.7 billion and extends into 2011. More than one-half of our available rig days in 2009 are under contract, and all of our drilling contracts have severe termination penalties. Facing reduced liquidity, certain of our customers have sought to modify existing contracts. Should market conditions worsen, they may seek to delay payments due to us or cancel drilling commitments. Though we intend to enforce our drilling contracts and will vigorously defend our rights thereunder, any such disputes would adversely impact our results of operations and cash flows to the extent that collections are delayed and administrative costs are increased.

Hurricanes have caused tremendous damage to drilling and production equipment and facilities throughout the Gulf Coast in recent years, and we suffered a significant loss of prospective revenues from the total destruction of one rig in 2002, four rigs in 2005, and another rig in September 2008. This has severely impacted the availability and affordability of windstorm insurance in the Gulf of Mexico, which remains significantly more expensive than it was before the 2005 hurricanes despite rate reductions obtained in the past two years and our retention of significantly more risk for such losses. Our relocation of rigs from the Gulf of Mexico has helped to offset the increase in insurance rates since 2005. The damage experienced during the 2008 hurricane season is expected to significantly reduce the availability and increase the cost of windstorm insurance again in 2009, and we expect to assume more of the risk of such losses in 2009. Over the past few years, there have been notable declines in demand for available drilling equipment that coincided with the onset of hurricane season each June. This has periodically forced many jack-up contractors, including Rowan, to accept reduced rates in certain cases in order to keep such rigs fully utilized. We expect that this pattern of reduced Gulf of Mexico drilling opportunities during hurricane season will continue.

The surge in drilling activity in recent years has increased demand for, and cost of, parts, supplies and personnel. In addition, drilling equipment running near capacity for extended periods ultimately requires more extensive maintenance and repairs. Despite reduced demand for drilling services, these inflationary pressures could continue in 2009, which would reduce operating results.

Our Drilling operations are currently benefitting from contracted backlog obtained during the predominantly favorable market conditions of the past few years and are profitable. As noted above, such conditions have dramatically worsened over the past several months, and could worsen further in the near future. As our rigs roll off existing contracts, we will, in certain cases, be forced to accept reduced rates in order to preserve utilization, and may experience extended idle periods between contracts. We may need to move our rigs between geographic areas in order to obtain work, and may be unable to recover the cost of doing so. There is no assurance, in fact, that utilization of our available rigs can be preserved, that spot day rates will remain above breakeven levels or that our Drilling operations will remain profitable. Should we cold-stack idle rigs, we would be exposed to higher severance costs and potential impairment charges from reductions in the fair value of our equipment.

As previously reported, we have six jack-up rigs currently under construction or on order for delivery during 2009-2011. These projects will require approximately an additional $850 million to complete, which may exceed our operating cash flows during this period and currently available borrowing capacity. With the prospect of reduced operating cash flows and uncertain access to additional capital, we have recently cancelled the fourth 240C rig. We have also suspended further construction of the third 240C and the fourth EXL class rig pending a decision in the coming months about whether to go forward with those rigs. If market conditions deteriorate further, we could be forced to accept unfavorable financing terms, if available, in order to complete construction. If financing is unavailable, we could be forced to further reduce our construction program to preserve adequate liquidity, which would expose us to cancellation fees.

Manufacturing Operations

We have manufacturing facilities in Longview and Houston, Texas and Vicksburg, Mississippi that collectively produce mining and timber equipment, alloy steel and steel plate, and drilling rigs and various rig components under two operating segments: Drilling Products and Systems and Mining, Forestry and Steel Products.

The Drilling Products and Systems segment provides equipment, parts and services for the drilling industry. Featured products include complete jack-up rigs, rig kits and component packages, primary drilling equipment such as mud pumps, drawworks, top drives and rotary tables, and electrical components such as variable-speed motors and drives. The segment built the first offshore jack-up drilling rig in 1955 and has designed or built more than 200 rigs since, including all 22 in our fleet. During 2008, Drilling Products and Systems completed construction of our fourth Tarzan Class rig, the J. P. Bussell, and our first 240C class rig, the Rowan-Mississippi, and made significant progress on the construction of the second 240C class rig, the Ralph Coffman.

The Mining, Forestry and Steel Products segment produces large-wheeled mining and timber equipment and related parts and carbon and alloy steel and steel plate.

Our revenues are greatly influenced by the timing of product shipments, and our profitability is impacted by the mix of product sales. Original equipment sales, for example, have traditionally yielded lower margins than the related after-market parts sales. Land rigs and component packages typically require more costs for commissioning than do individual pumps and other drilling equipment, and often carry a package discount. Thus, our gross margins are typically higher on equipment sales than on rigs and component packages.

2008 Compared to 2007

The following table highlights the performance of our Drilling Products and Systems segment during 2008 compared to 2007 (dollars in millions):

	2008		2007
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$493.5	100%	$498.6	100%
Operating costs	(421.5)	(85)	(426.6)	(86)
Depreciation expense	(9.5)	(2)	(11.7)	(2)
Selling, general and administrative expenses	(25.1)	(5)	(17.2)	(3)
Material charges and other operating expenses	(81.9)	(17)	—	—
Losses on property disposals	(0.1)	—	(0.1)	—

Operating income	$(44.6)	(9)	$43.0	9

Our Drilling Products and Systems segment sustained a $5.1 million or 1% decrease in revenues in 2008, which featured the following:

•	$175.4 million associated with 16 land rigs and component packages shipped in 2008, up from $148.3 million in 2007;

•	$153.5 million recognized on eight rig kit projects in 2008, up from $116.9 million in 2007;

•	$41.5 million from 63 mud pumps shipped in 2008, down from $49.8 million and 70 pumps in 2007;

•	$14.9 million related to drive and control system packages, down from $33.4 million in 2007;

•	$12.9 million from 216 motors shipped in 2008, down from $15.2 million in 2007; and

•	$7.7 million from custom fabrication work, down from $27.9 million in 2007.

Our 2007 operating results included $41.6 million of revenues and a $15.8 million loss on the external rig construction project which required many more labor hours than we originally anticipated. There were no such revenues in 2008. Thus, as is shown in the preceding table, our average margin over operating costs increased slightly to 15% of revenues in 2008 from 14% in 2007.

Depreciation expense incurred by Drilling Products and Systems in 2008 decreased by $2.2 million or 19% over 2007, due primarily to incremental depreciation related to a land rig lease transaction during 2007. Selling, general and administrative costs increased by $7.9 million or 46% in 2008, due primarily to higher expenses related to our sales and marketing efforts.

As discussed further under Outlook on page 41, the prospects of our Drilling Products and Systems have weakened dramatically over the past few months. Thus, our 2008 operating results included material charges and other operating expenses of $81.9 million, which included a $62.4 million charge for estimated surplus inventory, $10.9 million for goodwill impairment, $6.4 million of allocated monetization costs and $2.2 million for severance costs incurred in connection with headcount reductions.

Our 2008 Drilling Products and Systems operating results shown in the preceding table exclude the effects of the approximately $383 million of products and services provided to our drilling division during the year, most of which was attributable to construction progress on the Rowan-Mississippi, the J. P. Bussell and the Ralph Coffman.

The following table highlights the performance of our Mining, Forestry and Steel Products segment during 2008 compared to 2007 (dollars in millions):

	2008		2007
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$267.6	100%	$213.8	100%
Operating costs	(203.3)	(76)	(169.9)	(79)
Depreciation expense	(6.1)	(2)	(5.3)	(2)
Selling, general and administrative expenses	(20.8)	(8)	(9.4)	(5)
Material charges and other operating expenses	(4.7)	(2)	—	—
Losses on property disposals and other	(0.1)	—	(0.1)	—

Operating income	$32.6	12	$29.1	14

Our Mining, Forestry and Steel Products segment achieved an aggregate $53.8 million or 25% increase in revenues in 2008, which featured the following:

•	$107.9 million of equipment revenues in 2008, up from $94.9 million in 2007; shipments of mining loaders and forestry stackers totaled 29 units in 2008, down from 30 units in 2007, though 16 of the 2008 units were the larger L-1850 model which carry a higher selling price, up from 13 larger units in 2007;

•	$71.9 million from parts sales in 2008, up from $62.6 million in 2007;

•	$66.9 million from steel plate revenues in 2008, up from $41.2 million in 2007; shipments totaled 61,900 tons in 2008, up by 9,000 tons or 17% over 2007, and the mix changed from 51% external in 2007 to 59% external in 2008, yielding a 33% increase in external volume between years.

Thus, as is shown in the preceding table, our average margin on operating costs increased to 24% of revenues in 2008 from 21% in 2007.

Depreciation expense incurred by Mining, Forestry and Steel Products in 2008 increased by $.8 million or 15% from 2007, due to machinery and equipment additions made in the previous year to increase our manufacturing capacity. Selling, general and administrative costs increased by $11.4 million or 121% in 2008, due primarily to higher expenses related to our sales and marketing efforts and increased amounts of professional fees and other shared administrative costs that are allocated between our manufacturing segments based upon revenues.

Our 2008 operating results included charges and other operating expenses of $4.7 million, which included $3.5 million of allocated monetization costs and $1.2 million for goodwill impairment.

2007 Compared to 2006

The following table highlights the performance of our Drilling Products and Systems segment during 2007 compared to 2006 (dollars in millions):

	2007		2006
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$498.6	100%	$241.0	100%
Operating costs	(426.6)	(86)	(201.1)	(83)
Depreciation expense	(11.7)	(2)	(8.1)	(3)
Selling, general and administrative expenses	(17.2)	(3)	(8.5)	(4)
Gains (losses) on property disposals and other	(0.1)	—	0.2	—

Operating income	$43.0	9	$23.5	10

Our Drilling Products and Systems segment achieved an aggregate $257.6 million or 107% increase in revenues in 2007, which featured the following:

•	$148.3 million associated with 13 land rigs and component packages shipped in 2007, up from $7.7 million in 2006;

•	$116.9 million recognized on eight rig kit projects in 2007, up from $36.0 million in 2006;

•	$49.8 million from 70 mud pumps shipped in 2007, up from $44.3 million and 69 pumps in 2006;

•	$41.6 million recognized on the external rig construction project which was completed in June 2007, down from $67.7 million recognized in 2006;

•	$33.4 million related to drive and control system packages, up from $13.4 million in 2006;

•	$27.9 million from custom fabrication work, up from $18.5 million in 2006; and

•	$15.2 million from 271 motors shipped in 2007, up from $9.6 million in 2006.

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

The following table highlights the performance of our Mining, Forestry and Steel Products segment during 2007 compared to 2006 (dollars in millions):

	2007		2006
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$213.8	100%	$202.3	100%
Operating costs	(169.9)	(79)	(171.1)	(85)
Depreciation expense	(5.3)	(2)	(4.3)	(2)
Selling, general and administrative expenses	(9.4)	(5)	(13.2)	(7)
Gains (losses) on property disposals and other	(0.1)	—	0.8	1

Operating income	$29.1	14	$14.5	7

Our Mining, Forestry and Steel Products segment achieved an aggregate $11.5 million or 6% increase in revenues in 2007, which featured the following:

•	$94.9 million of equipment revenues in 2007, down from $101.0 million in 2006; shipments of mining loaders and forestry stackers totaled 30 units in 2007, down from 35 units in 2006, though 13 were the larger L-1850 and L-2350 models which carry a higher selling price;

•	$62.6 million from parts sales in 2007, up from $58.0 million in 2006

•	$41.2 million from steel plate revenues in 2007, up from $23.1 million in 2006; shipments totaled 52,900 tons in 2007, up by 10,800 tons or 26% over 2006, and the mix changed from 40% external in 2006 to 51% external in 2007, yielding a 63% increase in external volume between years.

Our 2006 Mining, Forestry and Steel Products operating results included $7.8 million in environmental remediation costs incurred following detection of traces of radioactive material at our steel mill. Thus, as is shown in the preceding table, our average margin on operating costs increased to 21% of revenues in 2007 from 15% in 2006.

Depreciation expense incurred by Mining, Forestry and Steel Products in 2007 increased by $1.0 million or 23% from 2006, due to the expansion of our steel mill along with machinery and equipment additions to increase capacity at our manufacturing facilities. Selling, general and administrative costs decreased by $3.8 million or 29% in 2007, primarily due to reduced professional fees and other shared administrative costs that are allocated between our manufacturing segments based upon revenues.

Outlook

Our Manufacturing operations are impacted by world commodities prices. Our Drilling Products and Systems operations are closely tied to the condition of the overall drilling industry and its demand for equipment, parts and services which, as discussed above, is heavily influenced by oil and natural gas prices. In addition, the prospects for our Mining, Forestry and Steel Products segment are affected by prices for copper, iron ore, coal and timber. Over the past several months, many commodity prices have declined from their historically high levels due to slowing worldwide demand. This trend, combined with the weakness in global capital markets, has forced many of our customers to preserve liquidity, and we have begun to experience reduced demand for certain products and services. We cannot accurately predict the duration of current business conditions or quantify their impact on our operations. Our Manufacturing operations will be adversely affected if conditions remain weak or deteriorate further.

Our external manufacturing backlog, which consists of executed contracts and customer commitments, was approximately $562 million at December 31, 2008, compared to $348 million at December 31, 2007, and included $491 million from Drilling Products and Systems. The backlog included $304 million associated with 29 land rigs and component packages scheduled for delivery in 2009, $79 million related to three long-term rig kit construction projects in-process that are expected to run through early 2010, and the remaining $179 million comprised of mining loaders, log stackers, ad-hoc drilling equipment and related parts orders that we expect to fulfill during 2009.

Facing reduced liquidity, certain of our customers have sought to modify existing orders by delaying deliveries and related payments. Others are attempting to reduce or cancel orders altogether. Though we fully intend to enforce our contractual rights, such actions could adversely impact our results of operations and cash flows to the extent that collections are delayed, administrative costs are increased and we are otherwise unable to fully recover the in-process cost attributable to such orders. We estimate that as much as $236 million, or 42% of our December 31, 2008 backlog, is at risk of being delayed or canceled. Should market conditions worsen, these actions may intensify, though we cannot assess that likelihood or the resulting impact on our results of operations or cash flows.

On March 31, 2008, we announced that our Board of Directors had decided to pursue a monetization of our investment in LTI during 2008, and that if that monetization were accomplished through an initial public offering or private sale of all or a portion of our Manufacturing operations (but not through a public or private merger), we would repurchase at least $400 million of our outstanding common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

Key balance sheet amounts and ratios for 2008 and 2007 were as follows (dollars in millions):

December 31,	2008	2007

Cash and cash equivalents	$222.4	$284.5
Current assets	$1,369.2	$1,303.0
Current liabilities	$744.6	$495.6
Current ratio	1.84	2.63
Current maturities of long-term debt	$64.9	$64.9
Long-term debt	$355.6	$420.5
Stockholders’ equity	$2,659.8	$2,348.4
Long-term debt/total capitalization	.12	.15

Reflected in the comparison above are the effects of the following sources and uses of cash and cash equivalents in 2008, with comparable amounts for 2007:

Sources (Uses) of Cash and Cash Equivalents	2008	2007

Net operating cash flows	$694.5	$432.6
Net change in restricted cash balance	50.0	106.1
Net proceeds from asset disposals	97.6	45.8
Proceeds from equity compensation and debenture plans	33.8	13.2
Capital expenditures	(829.1)	(462.6)
Debt repayments	(64.9)	(64.9)
Cash dividend payments	(45.0)	(44.4)
All other	1.1	0.7

Total sources (uses)	$(62.0)	$26.5

Operating Cash Flows

Operating cash flows in 2008 included non-cash or non-operating adjustments to our net income totaling $152 million plus a net reduction in working capital of $132 million.

Non-cash or non-operating adjustments included depreciation expense of $141 million, deferred income taxes of $51 million and compensation expense of $16 million, partially offset by net gains on asset disposals of $68 million. Working capital was reduced in 2008 as increases in trade payables, income taxes payable and deferred revenues of $129 million, $32 million and $63 million, respectively, more than offset an additional investment in inventories of $93 million.

Inventories had increased in recent years as product lines were being expanded to position our Manufacturing operations for further growth. This trend continued for much of 2008 when, as a result of the dramatic decline in commodity prices and profound capital market weakness over the last half of the year, we began to experience reduced demand for certain products and services in the fourth quarter. The amount shown above is net of an approximately $71 million incremental inventory valuation allowance recorded during 2008.

The increase in deferred revenues during 2008 reflects additional customer advances toward future product deliveries while fourth quarter income tax payments were deferred as part of Hurricane Ike relief. The increase in accounts payable reflects efforts to better manage the growth in capital and other expenditures.

Capital Expenditures

Capital expenditures in 2008 included:

•	$75 million towards completion of our fourth Tarzan Class jack-up rig, the J.P. Bussell, which was delivered and commenced operations in the Gulf of Mexico in November; see further discussion below under Contingent Liabilities;

•	$94 million towards completion of our first 240C class jack-up rig, the Rowan-Mississippi, which was also delivered and commenced operations in the Gulf of Mexico in November;

•	$106 million for our second 240C rig, the Ralph Coffman, which is expected to be completed during the fourth quarter of 2009;

•	$119 million for the Cecil Provine, which we purchased in early July 2008 following the conclusion of our operating lease agreement;

•	$58 million towards the construction of four new 2000 horsepower land rigs, two of which commenced operations in 2008; the third rig was delivered and commenced operations in February 2009 and the fourth rig should be completed and begin operating by the end of the first quarter of 2009.

In late 2007, we announced plans to construct two additional 240C class jack-up rigs, to be financed from available cash flows and delivered in 2010 and 2011. Capital expenditures in 2008 included $43 million towards construction of the third 240C rig and $12 million towards construction of the fourth 240C rig. With the prospect of reduced operating cash flows and uncertain access to additional capital, we announced on January 26, 2009 that we were cancelling the fourth 240C rig and suspending construction of the third 240C rig until at least mid year 2009. A portion of amounts expended toward the fourth 240C class rig will be applied to other projects. Our fourth quarter 2008 operating results included an $11.8 million impairment charge for the estimated unrecoverable cost of amounts committed toward the fourth 240C rig, including a $6 million charge for expected deliveries in early 2009. We have commitments outstanding and are subject to cancellation fees on the third 240C rig totaling approximately $26 million. Should our cash flows and available borrowing capacity prove to be insufficient, if we are unable to obtain alternative financing or if market conditions continue to deteriorate, we may elect to cancel construction of the third 240C rig, in which case we would probably incur an impairment charge for a significant portion of the $73 million of expenditures made and to be made.

Also in late 2007, we signed contracts with Keppel AmFELS, Inc. (“Keppel”) to have four EXL (formerly Super 116E) class rigs constructed at its Brownsville, Texas shipyard, to be financed from available cash flows and delivered in 2010 and 2011. Each rig is expected to cost between $185-190 million, with more than a third of that amount attributable to the design, kit components and drilling equipment to be provided by our Manufacturing division. Capital expenditures in 2008 included $150 million towards construction of the EXL rigs, including $16.5 related to the fourth rig. With the prospect of reduced operating cash flows and uncertain access to additional capital, we have suspended activity on the fourth rig pending a decision in the coming months about whether to go forward with that rig. We have commitments outstanding and are subject to cancellation fees on the fourth rig totaling approximately $30 million, including a $21 million cancellation payment to Keppel. Should our cash flows be insufficient, we could be forced to accept unfavorable financing terms in order to complete construction of and avoid penalties on the first EXL three rigs. Should we cancel construction of the fourth EXL rig, we would probably incur an impairment charge for a significant portion of the $57 million of expenditures made and to be made.

The remainder of 2008 capital expenditures was primarily for major enhancements to existing offshore rigs and manufacturing facilities. Our 2009 capital budget, as approved by our Board of Directors, is approximately $560 million, and includes $87 million toward construction of the second 240C class rig, $265 million toward construction of the first three EXL class rigs and $30 million for contractually-required rig upgrades, and gives effect to the cancellation of our fourth 240C rig and the suspension of construction activities on our third 240C rig and fourth EXL rig. We will periodically review and adjust the capital budget as necessary based upon current and forecasted cash flows and liquidity, anticipated market conditions in our drilling and manufacturing businesses, the availability of financing sources and alternative uses of capital to enhance shareholder value. Any such adjustments, including those that may result from a decision to resume construction of the two suspended rigs, require Board approval.

Long-Term Debt

Rowan’s first two Tarzan Class jack-up rigs and each of our four Super Gorilla class rigs were substantially financed through long-term bank loans guaranteed by the U.S. Department of Transportation’s Maritime Administration (“MARAD”). Under the MARAD Title XI program, we obtained financing as a reimbursement for qualifying expenditures up to a pre-approved limit and based upon actual construction progress. Outstanding borrowings initially bear a floating rate of interest and notes require semi-annual payments of principal and accrued interest. The notes are secured by a preferred mortgage on the rig. The following table summarizes the status of each of our Title XI borrowings at December 31, 2008 (dollars in millions).

						Repayment	Repayment	Final
Rig	Delivery	Borrowings	Repayments	Balance	Interest Rate	Dates	Amounts	Maturity

Gorilla V	Dec 1998	$153.1	$127.6	$25.6	6.94%, 6.15%	Jan 1, July 1	$6.4	July 2010
Gorilla VI	June 2000	171.0	121.1	49.9	5.88%	Mar 15, Sep 15	7.1	Mar 2012
Gorilla VII	Dec 2001	185.4	108.2	77.2	2.8%	Apr 20, Oct 20	7.7	Oct 2013
Bob Palmer	Aug 2003	187.3	52.0	135.3	3.47% floating	Jan 15, July 15	5.2	July 2021
Scooter Yeargain	April 2004	91.2	27.4	63.8	4.33%	May 1, Nov 1	3.0	May 2019
Bob Keller	Aug 2005	89.7	20.9	68.7	3.37% floating	May 10, Nov 10	3.0	May 2020

Total		$877.7	$457.2	$420.5			$32.4

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

On June 23, 2008, we entered into a three-year $155 million revolving credit facility, which we intend to use, as necessary, for general corporate purposes. The underlying credit agreement limits new borrowings, requires minimum cash flows, provides that the facility will not be available in the event of a material adverse change in our condition, operations, business, assets, liabilities or ability to perform, and otherwise contains restrictions similar those noted above. On July 7, 2008, we borrowed $80 million under the credit facility to complete the Cecil Provine purchase, and repaid such amount in full on August 4, 2008. We had no borrowings outstanding under the credit facility at December 31, 2008. Despite the recent weakness in global credit markets, we believe that funding under the credit facility continues to be available, if necessary.

We were in compliance with each of our debt covenants at December 31, 2008 and, based on current projections, we do not expect to encounter difficulty complying in 2009. Our most onerous financial covenant is the requirement to maintain at least $25 million of unrestricted cash, and we were $197 million in excess of that requirement and had another $155 million of available borrowing capacity at December 31, 2008.

Pension Obligations

We have contributed $179 million to our defined benefit pension plans over the past six years. Minimum contribution amounts are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates. Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements, which showed an unfunded pension liability of $298 million at December 31, 2008. Although we amended the benefit formula for new Drilling division plan entrants effective January 1, 2008 in order to reduce the rate at which the plan’s liabilities are growing, we will need to make significant pension contributions over the next several years regardless of future plan asset performance, and even more funding would be required if assets decline. While the Pension Protection Act of 2006 generally increased funding requirements for underfunded plans, recent legislation relaxed such requirements in the wake of the profound capital market weakness over the last several months of 2008. We currently expect minimum pension contributions of approximately $42 million for 2009. Retirement benefits to be paid from our pension plans are expected to average over $30 million annually over the next ten years.

Cash Dividends

On February 24, 2006, we paid a special cash dividend of $.25 per common share to stockholders of record on February 8, 2006. On May 9, 2006, we announced a regular quarterly dividend of $.10 per common share, which we have paid approximately every three months since. On January 23, 2009, in light of the commitments under our newbuild program, the dramatic decrease in world oil prices and consequent reduction in worldwide demand for oil services and the severe illiquidity in world credit markets, our Board of Directors eliminated our quarterly cash dividend. Future dividends, if any, will only be paid at the discretion of the Board of Directors. At December 31, 2008, we had approximately $197 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.

Proceeds from Asset Disposals

In October 2005, we sold a rig for approximately $60 million in cash, which was received over a 15-month period ending in January 2007, at which point the title to the rig was transferred to the buyer. We retained ownership of much of the drilling equipment on the rig, which was sold in 2006 and 2007, and continued to provide (through February 2007) a number of operating personnel under a separate services agreement. The original transaction was accounted for as a sales-type lease with the expected gain on the sale and imputed interest income of approximately $46 million deferred until the net book value of the rig had been recovered. During 2007, we received all remaining payments totaling $23.4 million and recognized such amount as additional gain on the sale. Another $14.1 million of gain was realized in 2007 on the June sale of our Alaska drilling camps.

During 2008, we sold our London office building for $17.6 million and a land rig for $10.8 million, recognizing gains of $14.5 million and $4.7 million, respectively. During this period, we also received approximately $16.5 million in cash and recognized a $5.4 million gain in connection with the sale of our Fourchon, Louisiana service facility.

On September 13, 2008, we lost the jack-up rig Rowan-Anchorage during Hurricane Ike. The rig was insured for $60 million and subject to a $17.5 million deductible. During the fourth quarter of 2008, we received the full $42.5 million of insurance proceeds and recognized a $37.1 million gain.

Contractual Obligations and Commercial Commitments

The following is a summary of our contractual obligations at December 31, 2008 (dollars in millions):

	Payments Due by Period
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years

Contractual Obligations
Long-term debt and interest(1)	$496.9	$81.0	$140.6	$98.0	$177.3
Purchase obligations, including capital expenditures	460.0	329.0	131.0	—	—
Operating leases	13.3	5.8	4.8	0.7	2.0

Total	$970.2	$415.8	$276.4	$98.7	$179.3

(1)	Amounts represent contractual principal and interest payments. Interest amounts reflect either stated fixed rates or assume current floating rates remain constant throughout the period.

We periodically employ letters of credit or other bank-issued guarantees in the normal course of our businesses, and were contingently liable for performance under such agreements to the extent of approximately $46 million at December 31, 2008. We do not hold or issue derivative financial instruments.

Based on current and anticipated near-term operating levels, we believe that operating cash flows together with existing working capital and our currently available borrowing capacity will be adequate to sustain planned capital expenditures and debt service and other requirements at least through the remainder of 2009. We currently have no other available credit facilities, and if the capital markets do not improve significantly, we may be unable to obtain additional debt or equity financing, should that become necessary.

Contingent Liabilities

During 2005, we lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita. We also lost another offshore rig during Hurricane Ike in 2008. Since 2005, we have been working to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way. At December 31, 2008, we had incurred $206.5 million of costs related to such efforts, of which $153.3 million had been reimbursed through insurance, leaving $53.2 million included in Receivables. We expect to incur additional costs in 2009 to fulfill our obligations to remove wreckage and debris in amounts that will depend on the extent and nature of work ultimately required and the duration thereof. At this time, we believe that we have adequate insurance coverage and will be reimbursed for costs incurred and to be incurred.

We leased the jack-up Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008. The rig was insured for $43.4 million prior to being lost during Hurricane Rita in 2005. We believe the insured value satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of our equipment installed on the rig. However, the owner of the rig claimed that the rig should have been insured for its fair market value and is seeking recovery from us for compensation above the insured value. Thus, we assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of our equipment. On November 3, 2005, we filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas. The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig. The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make us liable to the owner for the approximately $50 million difference between the owner’s claim and the insurance coverage, including interest and costs to date. We continue to believe that our interpretation of the charter agreement is correct, and we are vigorously pursuing an appeal to overturn the summary judgment ruling. We do not believe, therefore, that it is probable that we have incurred a loss and have made no accrual for such at December 31, 2008.

During 2004, we learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U.S. Department of Justice (“DOJ”) had begun conducting a criminal investigation of environmental matters involving several of our offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated in the Gulf of Mexico. In 2007, we entered into a plea agreement with the DOJ under which we agreed to pay fines and community service payments totaling $9 million and be subject to unsupervised probation for a period of three years. During the period of unsupervised probation, we must ensure that we commit no further criminal violations of federal, state, or local laws or regulations and must also continue to implement our comprehensive Environmental Management System Plan. Subsequent to the conduct at issue, we sold the Rowan-Midland to a third party. The Environmental Protection Agency has approved a compliance agreement with us which, among other things, contains a certification that the conditions giving rise to the violations to which we entered guilty pleas have been corrected. If we fully comply with the terms of the compliance agreement, we believe that we will not be suspended or debarred from entering into or participating in contracts with the U.S. Government or any of its agencies.

On January 3, 2008, a civil lawsuit styled State of Louisiana, ex. rel. Charles C. Foti, Jr. , Attorney General vs. Rowan Companies, Inc. was filed in the U.S. District Court, Eastern District of Texas, Marshall Division, seeking damages, civil penalties and costs and expenses for alleged commission of maritime torts and violations of environmental and other laws and regulations involving the Rowan-Midland and other facilities in areas in or near Louisiana. Subsequently, the case was transferred to U.S. District Court, Southern District of Texas, Houston Division. We intend to vigorously defend our position in this case but cannot estimate any potential liability at this time.

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

The construction of our fourth Tarzan Class jack-up rig, the J. P. Bussell, was originally subcontracted to Signal International LLC (Signal), and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million. As a result of various problems encountered on the project, we overtook construction of the rig in March 2008 as permitted under the construction contract. The rig was delivered more than one year behind schedule and its final cost was approximately 40% over the original estimate. Accordingly, we declared Signal in breach of contract and initiated court proceedings styled Rowan Companies, Inc. and LeTourneau Technologies, Inc. vs. Signal International LLC in the 269th Judicial District Court of Harris County, Texas to recover the cost to complete the rig over and above the agreed contract price, as well as other damages, plus interest. Signal filed a separate counterclaim against us styled Signal International LLC vs. LeTourneau, Inc. in the U.S. District Court, Southern District of Texas, Houston Division, alleging breach of contract and claiming unspecified damages for cost overruns. That case has been administratively stayed in favor of the State Court proceeding filed by the Company. We expect that Signal will claim damages for amounts owed and additional costs incurred, totaling in excess of $20 million. We intend to vigorously defend and prosecute our rights under the contract. We do not believe that it is probable that we will be held liable for the claims brought by Signal, and have made no accrual for such at December 31, 2008.

We are involved in various other legal proceedings incidental to our businesses and are vigorously defending our position in all such matters. We believe that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on our financial position, results of operations or cash flows.

Critical Accounting Policies and Management Estimates

Rowan’s significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements beginning on page 57 of this Form 10-K. These policies, and management judgments, assumptions and estimates made in their application underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that our most critical accounting policies and management estimates involve revenue recognition (primarily upfront service fees for equipment moves and modifications and longer-term manufacturing projects), inventory (primarily valuation allowances for excess and obsolete inventories), property and depreciation (particularly capitalizable costs, useful lives and salvage values), carrying values of long-lived assets and goodwill, and pension and other postretirement benefit liabilities and costs (specifically assumptions used in actuarial calculations), as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

Revenue recognition.  Our drilling contracts generally provide for payment on a day rate basis, and revenues are recognized as the work progresses with the passage of time. We frequently receive lump-sum payments at the outset of a drilling assignment as upfront service fees for equipment moves or modifications, and such payments (and related costs) are recognized as drilling revenues (and expenses) over the contract period. At December 31, 2008, we had deferred $47.6 million of revenues and $32.9 million of costs related to such upfront service fees, with such amounts primarily related to mobilization and modification activities in connection with Middle East and West Africa drilling contracts.

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

During 2007, we recognized a $15.8 million loss on our external rig construction project, bringing the total loss on the project to approximately $17.9 million. This was the first rig construction project for an external customer that we had performed in over a decade, and we have no further plans for additional external rig construction projects at this time. With respect to our rig kits, due to the smaller size and duration of the projects and lesser labor cost component, we have not experienced any significant fluctuations in the percentage of completion measurements, nor have we incurred any losses on such projects. During 2008, we recognized $153.5 million of manufacturing revenues and $93.1 million of costs related to rig kit projects on the percentage-of-completion basis.

Inventory.  Inventory is carried at the lower of average cost or estimated net realizable value. Costs include labor, material and an allocation of production overhead. We determine valuation allowances or reserves for inventory based on historical usage of inventory on-hand, assumptions about future demand based on market conditions, and estimates about potential alternative uses, which are usually limited. Our inventory generally consists of spare parts, work in process, and raw materials to support ongoing manufacturing operations and the Company’s installed base of drilling, mining and timber equipment. Customers rely on us to stock these specialized items to ensure that their equipment can be repaired and serviced in a timely manner. The estimated carrying value of our inventory therefore ultimately depends upon demand driven by oil, natural gas and other commodity prices, general economic conditions worldwide and the potential obsolescence of various types of equipment we sell, among other factors. At December 31, 2008 and 2007, our inventory reserves totaled 13% and 3% of gross inventory, respectively. Recent declines in oil and natural gas prices, the onset of global recession and weakness in capital markets provided the basis for our reduced estimates of the future usage of our drilling equipment inventories which, coupled with the earlier growth in such inventories in order to fuel product line expansion, resulted in the significant increase in inventory reserves at December 31, 2008.

Further deterioration in worldwide demand for oil, natural gas and certain other commodities, or the development of new technologies which make older drilling, mining and timber equipment technologies obsolete, could require us to record additional reserves to reduce the value of our inventory.

Property and depreciation.  Expenditures for new property or enhancements to existing property are capitalized and expenditures for maintenance and repairs are charged to operations as incurred. Capitalized cost includes labor expended during installation and, on newly constructed assets, a portion of interest cost incurred during the construction period. We provide depreciation under the straight-line method from the date an asset is placed into service based upon estimated service lives ranging up to 40 years and salvage values ranging up to 20%. We continue to operate 13 offshore jack-up rigs that were placed into service at various dates during the 1971-1986 period. Many of those rigs had met or far exceeded their assigned useful lives of 12-15 years when our next rig, the Super Gorilla class Gorilla V, was delivered in 1998. The Super Gorilla class and the subsequent Tarzan Class and 240C class have been assigned 25-year useful lives and are specifically designed to achieve greater drilling performance while encountering tougher well conditions. Each class of rig employs technological advances in load-bearing capability, power distribution and solids control designed to provide more efficient drilling to greater depths, which should help to ensure its continuing economic life to the Company.

Impairment of Long-lived Assets and Goodwill.  We evaluate the carrying value of our property and equipment, primarily our drilling rigs, when events or changes in circumstances indicate that the carrying value of such rigs may not be recoverable. Generally, extended periods of idle time and/or our inability to contract rigs at economical rates are an indication that a rig may be impaired. However, the offshore drilling industry has historically been highly cyclical and it is not unusual for rigs to be unutilized or underutilized for extended periods of time and subsequently resume full or near full utilization when business cycles change. Likewise, during periods of excess supply, rigs are frequently contracted at or near cash break-even rates for extended periods. Impairment situations may arise with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic region. Our rigs are mobile and may generally be moved from markets with excess supply, if economically feasible.

We test goodwill for impairment on an annual basis, or when events or changes in circumstances indicate that a potential impairment exists. The goodwill impairment test requires us to identify reporting units and estimate the fair value of those units as of the testing date. If the estimated fair value of a reporting unit exceeds its carrying value, its goodwill is considered not impaired. If the estimated fair value of a reporting unit is less than its carrying value, we estimate the implied fair value of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to such excess. Based on our goodwill impairment analysis performed as of December 31, 2008, goodwill was fully impaired at December 31, 2008, and we have charged the carrying value of $13.6 million to income.

Asset impairment evaluations are, by nature, highly subjective. In most instances, they involve expectations of future cash flows to be generated by our drilling rigs and are based on management’s judgments and assumptions regarding future industry conditions and operations, as well as management’s estimates of future expected utilization, contract rates, expense levels and capital requirements of our drilling rigs. The estimates, judgments and assumptions used by management in the application of our asset impairment policies reflect both historical experience and an assessment of current operational, industry, market, economic and political environments. The use of different estimates, judgments, assumptions and expectations regarding future industry conditions and operations would likely result in materially different carrying values of assets and operating results.

Pension and other postretirement benefit liabilities and costs.  As previously mentioned, our pension and other postretirement benefit liabilities and costs are based upon actuarial computations that reflect our assumptions about future events, including long-term asset returns, interest rates, annual compensation increases, mortality rates and other factors. Key assumptions for December 31, 2008 included discount rates ranging from 6.11% to 6.34%, an expected long-term rate of return on pension plan assets of 8% and annual healthcare cost increases ranging from 9% in 2010 to 4.5% in 2029 and beyond. The assumed discount rate is based upon the average yield for Moody’s Aa-rated corporate bonds and the rate of return assumption reflects a probability distribution of expected long-term returns that is weighted based upon plan asset allocations. A 1-percentage-point decrease in the assumed discount rate would increase our recorded pension and other postretirement benefit liabilities by approximately $100 million, while a 1-percentage-point change in the expected long-term rate of return on plan assets would change annual net benefits cost by approximately $3.7 million. A 1-percentage-point increase in the assumed healthcare cost trend rate would increase 2009 other benefits costs by $0.5 million.

New Accounting Pronouncements

As a result of the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, effective January 1, 2007, the Company recognized a $1.6 million decrease in Retained earnings and a $5.5 increase in Other liabilities as of that date. During 2008, the Company increased Other liabilities by $2.3 million and, at December 31, 2008, Rowan had $3.6 million of unrecognized tax benefits, all of which would reduce the Company’s income tax provision if recognized. Rowan does not expect to recognize significant increases or decreases in unrecognized tax benefits during the next 12 months.

Our adoption, effective January 1, 2008, of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value and expands disclosures about fair value measurements, did not have a material impact on our financial statements.

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

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115”. SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, did not have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Rowan’s outstanding debt at December 31, 2008 was comprised as follows: $216.5 million of fixed-rate notes bearing a weighted average annual interest rate of 4.40% and $204 million of floating-rate notes bearing a weighted average annual interest rate of 3.44%. The floating-rate notes consist of outstanding Bob Palmer and Bob Keller borrowings, which bear interest at a short-term commercial paper rate plus .25% and .15%, respectively. Rowan may fix these interest rates at any time and must fix them by July 15, 2011 and August 31, 2009, respectively. Thus, Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is limited.

In addition, the majority of Rowan’s transactions are carried out in United States dollars; thus, the Company’s foreign currency exposure is not material. Fluctuating commodity prices affect Rowan’s future earnings materially to the extent that they influence demand for the Company’s products and services. Rowan does not hold or issue derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Rowan Companies, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands except
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$222,428	$284,458
Receivables — trade and other	484,962	478,017
Inventories:
Raw materials and supplies	337,503	343,023
Work-in-progress	213,177	112,924
Finished goods	749	416
Prepaid expenses and other current assets	59,466	61,169
Deferred tax assets — net	50,902	22,960

Total current assets	1,369,187	1,302,967

Restricted cash	—	50,000
Property, plant and equipment — at cost:
Drilling equipment	3,503,590	2,798,250
Manufacturing plant and equipment	249,725	244,731
Construction in progress	425,182	373,534
Other property and equipment	126,915	128,312

Total	4,305,412	3,544,827
Less accumulated depreciation and amortization	1,157,884	1,057,016

Property, plant and equipment — net	3,147,528	2,487,811
Goodwill and other assets	32,177	34,527

Total	$4,548,892	$3,875,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$64,922	$64,922
Accounts payable — trade	235,048	100,880
Other current liabilities	444,672	329,787

Total current liabilities	744,642	495,589

Long-term debt — less current maturities	355,560	420,482

Other liabilities	362,026	197,865

Deferred income taxes — net	426,848	412,931

Commitments and contingent liabilities (Note 9)
Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized 5,000,000 shares issuable in series:
Series A Preferred Stock, authorized 4,800 shares, none outstanding
Series B Preferred Stock, authorized 4,800 shares, none outstanding
Series C Preferred Stock, authorized 9,606 shares, none outstanding
Series D Preferred Stock, authorized 9,600 shares, none outstanding
Series E Preferred Stock, authorized 1,194 shares, none outstanding
Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
Common stock, $.125 par value; authorized 150,000,000 shares; issued 113,115,830 shares at December 31, 2008 and 111,288,285 shares at December 31, 2007	14,141	13,911
Additional paid-in capital	1,063,202	1,012,214
Retained earnings	1,802,022	1,419,417
Less cost of 79,948 and 25,139 treasury shares, respectively	(2,533)	(979)
Accumulated other comprehensive income (loss)	(217,016)	(96,125)

Total stockholders’ equity	2,659,816	2,348,438

Total	$4,548,892	$3,875,305

See Notes to Consolidated Financial Statements.

Rowan Companies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands except per share amounts)

Revenues:
Drilling services	$1,451,623	$1,382,571	$1,067,448
Manufacturing sales and services	761,113	712,450	443,286

Total	2,212,736	2,095,021	1,510,734

Costs and Expenses:
Drilling services (excluding items shown below)	629,795	591,412	504,873
Manufacturing sales and services (excluding items shown below)	624,815	596,541	372,219
Depreciation and amortization	141,395	118,796	89,971
Selling, general and administrative	115,226	94,905	78,243
Gain on disposals of property and equipment	(30,701)	(40,506)	(29,266)
Material charges and other operating expenses	111,171	—	9,000
Gain on hurricane-related event	(37,088)	—	—

Total	1,554,613	1,361,148	1,025,040

Income from operations	658,123	733,873	485,694

Other income (expense):
Interest expense	(18,624)	(25,913)	(28,321)
Less interest capitalized	17,426	9,977	7,756
Interest income	6,295	20,923	28,023
Other — net	(9,129)	226	202

Other income (expense) — net	(4,032)	5,213	7,660

Income from continuing operations before income taxes	654,091	739,086	493,354
Provision for income taxes	226,463	255,286	176,377

Income from continuing operations	427,628	483,800	316,977

Discontinued operations:
Income from discontinued operations before income taxes	—	—	1,952
Provision for income taxes	—	—	683

Income from discontinued operations	—	—	1,269

Net income	$427,628	$483,800	$318,246

Per share amounts:
Income from continuing operations — Basic	$3.80	$4.36	$2.87

Income from continuing operations — Diluted	$3.77	$4.31	$2.84

Income from discontinued operations — Basic	$.00	$.00	$.01

Income from discontinued operations — Diluted	$.00	$.00	$.01

Net income — Basic	$3.80	$4.36	$2.89

Net income — Diluted	$3.77	$4.31	$2.85

See Notes to Consolidated Financial Statements.

Rowan Companies, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2008	2007	2006
		(In thousands)

Net income	$427,628	$483,800	$318,246
Other comprehensive income (loss):
Pension and other benefit liability adjustments, net of income taxes of $(65,095), $7,670 and $9,114 respectively	(120,891)	14,245	16,926

Comprehensive income	$306,737	$498,045	$335,172

See Notes to Consolidated Financial Statements.

Rowan Companies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Years Ended December 31, 2008, 2007 and 2006						Accumulated
	Common Stock				Additional	Unearned	Other
	Issued		In Treasury		Paid-In	Equity	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Earnings
	(In thousands)

Balance, January 1, 2006	109,776	$13,722	—	$—	$970,256	$(4,675)	$(83,660)	$724,096
Exercise of stock options	489	61	—	—	7,890	—	—	—
Conversion of subordinated debentures	71	9	—	—	991	—	—	—
Issuance of restricted stock, net of forfeitures	126	16	—	—	(16)	—	—	—
Cash dividends ($.25 per common share in first quarter and $.10 per common share in second, third and fourth quarters)	—	—	—	—	—	—	—	(60,732)
Stock-based compensation expense, including $2,380 reduction of related tax benefits	—	—	—	—	14,552	—	—	—
Minimum pension liability adjustment prior to adoption of Statement of Financial Accounting Standards No. 158, net of taxes of $9,114	—	—	—	—	—	—	16,926	—
Adjustment of pension and other benefits liabilities from adoption of Statement 158, net of taxes of ($23,496)	—	—	—	—	—	—	(43,636)	—
Adjustment resulting from adoption of Statement of Financial Accounting Standards No. 123 (revised)	—	—	—	—	(4,675)	4,675	—	—
Net income	—	—	—	—	—	—	—	318,246

Balance, December 31, 2006	110,462	13,808	—	—	988,998	—	(110,370)	981,610
Exercise of stock options	526	66	—	—	10,891	—	—	—
Conversion of subordinated debentures	79	10	—	—	2,279	—	—	—
Issuance of restricted stock, net of forfeitures	221	27	—	—	(27)	—	—	—
Cash dividends ($.10 per common share in first, second, third and fourth quarters)	—	—	—	—	—	—	—	(44,368)
Stock-based compensation expense, including $1,655 reduction of related tax benefits	—	—	—	—	10,073	—	—	—
Treasury stock purchases			25	(979)
Minimum pension liability adjustment, net of taxes of $7,670	—	—	—	—	—	—	14,245	—
Adjustment resulting from adoption of Financial Accounting Standards Board Interpretation No. 48	—	—	—	—	—	—	—	(1,625)
Net income	—	—	—	—	—	—	—	483,800

Balance, December 31, 2007	111,288	13,911	25	(979)	1,012,214	—	(96,125)	1,419,417

Exercise of stock options	483	59	—	—	8,800	—	—	—
Conversion of subordinated debentures	992	124	—	—	24,798	—	—	—
Issuance of restricted stock, net of forfeitures	353	47	—	—	(47)	—	—	—
Cash dividends ($.10 per common share in first, second, third and fourth quarters)	—	—	—	—	—	—	—	(45,023)
Stock-based compensation expense, including $2,683 reduction of related tax benefits	—	—	—	—	17,437	—	—	—
Treasury stock purchases	—	—	55	(1,554)	—	—	—	—
Minimum pension liability adjustment, net of taxes of $(65,095)	—	—	—	—	—	—	(120,891)	—
Net income	—	—	—	—	—	—	—	427,628

Balance, December 31, 2008	113,116	$14,141	80	$(2,533)	$1,063,202	$—	$(217,016)	$1,802,022

See Notes to Consolidated Financial Statements.

Rowan Companies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash Provided By (Used In):
Operations:
Net income	$427,628	$483,800	$318,246
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	141,395	118,796	89,971
Deferred income taxes	51,070	51,186	94,287
Provision for pension and postretirement benefits	32,479	37,170	33,592
Stock-based compensation expense	15,834	9,326	10,754
Gain on disposals of property, plant and equipment	(30,701)	(40,506)	(29,266)
Contributions to pension plans	(31,749)	(10,811)	(6,229)
Postretirement benefit claims paid	(3,017)	(2,824)	(3,440)
Gain on hurricane-related event	(37,088)	—	—
Goodwill impairment	13,606	—	—
Charge for estimated environmental fine and related payments	—	—	9,000
Gain on discontinued operations	—	—	(1,269)
Changes in current assets and liabilities:
Receivables — trade and other	(6,777)	(59,032)	(134,929)
Inventories	(92,772)	(111,268)	(150,028)
Other current assets	1,703	1,138	(45,266)
Accounts payable	128,897	(57,144)	27,467
Income taxes payable	32,062	23,073	(2,369)
Deferred revenues	63,490	(35,634)	46,754
Billings in excess of uncompleted contract costs and estimated profit	(12,748)	(1,284)	14,330
Other current liabilities	18,105	14,810	26,019
Net changes in other noncurrent assets and liabilities	(16,948)	11,747	(5,555)

Net cash provided by operations	694,469	432,543	292,069

Investing activities:
Property, plant and equipment additions	(829,156)	(462,640)	(479,082)
Proceeds from disposals of property, plant and equipment	56,108	45,806	37,129
Proceeds from hurricane-related event	41,550	—	—
(Increase) decrease in restricted cash balance	50,000	106,077	(156,077)
Proceeds from discontinued operations	—	—	1,953

Net cash used in investing activities	(681,498)	(310,757)	(596,077)

Financing activities:
Proceeds from borrowings	80,000	—	—
Repayments of borrowings	(144,922)	(64,922)	(64,922)
Payment of cash dividends	(44,989)	(44,368)	(60,488)
Proceeds from stock option and convertible debenture plans	33,781	13,245	9,176
Excess tax benefits from stock-based compensation	2,683	1,655	2,380
Payments to acquire treasury stock	(1,554)	(979)	—

Net cash used in financing activities	(75,001)	(95,369)	(113,854)

Increase (decrease) in cash and cash equivalents	(62,030)	26,417	(417,862)
Cash and cash equivalents, beginning of year	284,458	258,041	675,903

Cash and cash equivalents, end of year	$222,428	$284,458	$258,041

See Notes to Consolidated Financial Statements.

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Rowan Companies, Inc. and all of its wholly-owned subsidiaries, hereinafter referred to as “Rowan” or “the Company”. Intercompany balances and transactions are eliminated in consolidation.

Discontinued Operations

On December 31, 2004, Rowan completed the sale of its aviation operations as conducted by Era Aviation, Inc. During 2006, the Company received a $2.0 million refund of excise taxes related to its aviation operations that were paid under protest in 2004. This amount is shown net of tax as Income from discontinued operations in the Consolidated Statements of Operations.

Goodwill and Intangibles

In accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”, Rowan accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. SFAS No. 142 requires companies to test goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). During the fourth quarter of 2008, Rowan determined that impairment indicators were present and performed an impairment evaluation which resulted in the full impairment of the Company’s goodwill. Changes in the net carrying amount of goodwill were as follows (in millions):

		Drilling
		Products	Mining,
		and	Forestry
	Drilling	Systems	and Steel
	Segment	Segment	Segment

Goodwill as of December 31, 2007	$1.5	$10.9	$—
Increase from acquisition			1.2
Impairment charge	(1.5)	(10.9)	(1.2)

Goodwill as of December 31, 2008	$—	$—	$—

At December 31, 2008 and 2007, the Company had intangible assets subject to amortization totaling $0.9 million and $1.0 million, respectively.

Revenue and Expense Recognition

Rowan’s drilling contracts generally provide for payment on a day rate basis, and revenues are recognized as the work progresses with the passage of time. Rowan frequently receives lump-sum payments at the outset of a drilling assignment as upfront service fees for equipment moves or modifications, and such payments (and related costs) are recognized as drilling revenues (and expenses) over the contract period. Deferred drilling revenues included in current and other liabilities were $47.6 million and $80.1 million at December 31, 2008 and 2007, respectively. Deferred drilling costs included in prepaid expenses and other assets were $32.9 million and $53.7 million at December 31, 2008 and 2007, respectively.

Rowan also recognizes revenue for certain “rebillable” costs. Each rebillable item and amount is stipulated in the Company’s contract with the customer, and such items and amounts frequently vary between contracts. The Company recognizes rebillable costs on the gross basis, as both revenues and expenses, because Rowan is the primary obligor in the arrangement, has discretion in supplier selection, is involved in determining product or service specifications and assumes full credit risk related to the rebillable costs.

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rowan generally recognizes manufacturing sales and related costs when title passes as products are shipped. Revenues from longer-term manufacturing projects such as rigs and rig kits are recognized on the percentage-of-completion basis using costs incurred relative to total estimated costs. Costs are recorded separately for each project, and by significant activity or component within each project, and include materials issued to the project, labor expenses that are incurred directly for the project and overhead expenses that are allocated across all projects at consistent rates per labor hour. Incurred costs include only those costs that measure project work performed. Material costs incurred, for example, do not include materials purchased but remaining in inventory. Only when such materials have been used in production on a project are they included in incurred project costs. The determination of total estimated project costs is performed monthly based upon then current information. This process involves an evaluation of progress towards project milestones and an assessment of work left to complete each project activity or component, and is based on physical observations by project managers and engineers. An estimate of project costs is then developed for each significant activity or component based upon the assessment of project status, actual costs incurred to-date and outstanding commitments for project materials and services. The Company does not recognize any estimated profit until such projects are at least 10% complete, though a full provision is made immediately for any anticipated losses.

The following table summarizes the status of Rowan’s long-term construction projects in progress, including any advance payments received for projects not yet begun (in thousands):

	December 31,
	2008	2007

Total contract value of long-term projects in process (or not yet begun )	$290,697	$238,874
Payments received	168,653	156,792
Revenue recognized	119,738	87,559
Costs recognized	74,526	56,593
Payments received in excess of revenues recognized	48,915	69,233
Billings in excess of uncompleted contract costs and estimated profit (included in other current liabilities)	$57,119	$69,867

Uncompleted contract costs and estimated profit in excess of billings (included in other current assets)	$8,204	$634

Manufacturing service revenues are recognized as the work progresses, and totaled $21.1 million, $21.9 million and $21.1 million in 2008, 2007 and 2006, respectively.

Inherent in the Company’s revenue recognition policy is the assessment of receivable collectability, and an allowance for uncollectible accounts, recorded as an offset to accounts receivable, is estimated to cover the risk of credit losses. The allowance is based on historical and other factors that predict collectability, including write-offs, recoveries and the monitoring of credit quality. The Company’s allowance for uncollectible accounts was $1.2 million and $0.6 million at December 31, 2008 and 2007, respectively.

Receivables included unreimbursed costs related to the salvage of lost or damaged rigs and related equipment totaling $53.2 million and $59.4 million at December 31, 2008 and 2007, respectively. See Note 9 for additional information regarding the Company’s salvage operations and related insurance reimbursements.

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

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computation of basic and diluted per share amounts of income from continuing operations for each of the past three years is as follows (in thousands except per share amounts):

	Income From
	Continuing	Average	Per Share
Year Ended December 31,	Operations	Shares	Amount
2008:
Basic income per share	$427,628	112,632	$3.80
Effect of dilutive securities:
Convertible debentures		69
Stock options		645

Diluted income per share	$427,628	113,346	$3.77

2007:
Basic income per share	$483,800	110,940	$4.36
Effect of dilutive securities:
Convertible debentures		329
Stock options		996

Diluted income per share	$483,800	112,265	$4.31

2006:
Basic income per share	$316,977	110,280	$2.87
Effect of dilutive securities:
Convertible debentures		358
Stock options		1,137

Diluted income per share	$316,977	111,775	$2.84

Rowan had 2,087,977, 2,487,861 and 3,026,758 stock options outstanding at December 31, 2008, 2007 and 2006, respectively, and another 35,009, 1,027,011 and 1,105,718 shares, respectively, were issuable at those dates through the conversion of debentures. See Note 3 for further information regarding the Company’s stock option and debenture plans.

Statement of Cash Flows

Rowan invests only in repurchase agreements with terms no greater than three months, all of which are considered to be cash equivalents.

Noncash investing and financing activities excluded from the Company’s Consolidated Statements of Cash Flows were as follows: in 2008 — the reduction of $2,683,000 of tax benefits related to employee stock options, the conversion of $24,922,000 of employee debentures into 992,002 shares of common stock and $4,157,000 of accrued property and equipment additions; in 2007 — the reduction of $1,655,000 of tax benefits related to employee stock options, the conversion of $2,289,000 of employee debentures into 78,707 shares of common stock and $15,911,000 of accrued property and equipment additions; in 2006 — the conversion of $1,000,000 of employee debentures into 71,112 shares of common stock, the reduction of $2,380,000 of tax benefits related to employee stock options and $30,171,000 of accrued property and equipment additions.

Inventories

Inventories are carried at the lower of average cost or estimated net realizable value. Costs include labor, material and an allocation of production overhead. Management regularly reviews inventory for obsolescence and

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserves for items unlikely to be sold in order to reduce the cost to its estimated realizable value. Allowances for excess and obsolete inventories are determined based on both our historical and projected usage.

The following table summarizes the changes in the Company’s inventory reserves for each of the past three years (in millions):

		Additions
		(Deductions)
	Balance	Charged to		Balance
	Beginning	Costs and	Charge-offs	End
Year Ended December 31,	of Year	Expenses	and Other	of Year

2008	$12.5	$72.0	$0.8	$83.7
2007	19.1	(5.0)	1.6	12.5
2006	9.6	10.6	1.1	19.1

See Note 13 for further discussion of the 2008 impairment charge related to inventory valuation.

Property and Depreciation

Rowan provides depreciation under the straight-line method from the date an asset is placed into service until it is sold or becomes fully depreciated based on the following estimated lives and salvage values:

	Years	Salvage Value

Offshore drilling equipment:
Super Gorilla, Tarzan Class and 240C jack-ups	25	20%
Gorilla and other cantilever jack-ups	15	20%
Conventional jack-ups	12	20%
Land drilling equipment	12 to 15	20%
Drill pipe and tubular equipment	4	10%
Manufacturing plant and equipment:
Buildings and improvements	10 to 25	10 to 20%
Other equipment	2 to 12	various
Other property and equipment	3 to 40	various

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

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental reserves at December 31, 2008 and 2007 were not material. See Note 9 for further information regarding the Company’s environmental liabilities.

Income Taxes

Rowan recognizes deferred income tax assets and liabilities for the estimated future tax consequences of differences between the financial statement and tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets that are not likely to be realized. See Note 7 for further information regarding the Company’s income tax assets and liabilities.

Foreign Currency Transactions

The U.S. dollar is the functional currency for all of Rowan’s operations. In order to reduce the impact of exchange rate fluctuations, Rowan generally requires customer payments to be in U.S. dollars. Realized and unrealized foreign currency transaction gains and losses are reflected in Other income — net in the Company’s Consolidated Statements of Operations. The Company recognized a net $10.8 million loss during 2008, primarily associated with its manufacturing operations conducted in Australia and Brazil.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). During 2008, 2007 and 2006, Rowan recognized other comprehensive income or loss relating to pension and other benefit liabilities. See Note 6 for further information regarding the Company’s pension and other benefit liabilities.

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

NOTE 2.	LONG-TERM DEBT

Long-term debt consisted of (in thousands):

	December 31,
	2008	2007

6.94% Title XI note payable; secured by the Gorilla V	$11,180	$16,762
6.15% Title XI note payable; secured by the Gorilla V	14,351	21,525
5.88% Title XI note payable; secured by the Gorilla VI	49,865	64,117
2.80% Title XI note payable; secured by the Gorilla VII	77,248	92,698
Floating-rate Title XI note payable; secured by the Bob Palmer	135,265	145,671
4.33% Title XI note payable; secured by the Scooter Yeargain	63,838	69,918
Floating-rate Title XI note payable; secured by the Bob Keller	68,735	74,713

Total	420,482	485,404
Less current maturities	64,922	64,922

Remainder	$355,560	$420,482

Annual maturities of long-term debt are $64.9 million in each of the years ending December 31, 2009 and 2010, $52.2 million in 2011, $45.0 million in 2012 and $37.9 million in 2013.

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Rowan financed $187.3 million of the cost of the Bob Palmer through a floating-rate bank loan guaranteed under MARAD’s Title XI program. The Company may fix the interest rate at any time and must fix the rate on all outstanding principal amounts by July 15, 2011. Principal and accrued interest are payable semi-annually on each January 15 and July 15 through 2021. The Bob Palmer is pledged as security for the government guarantee. At December 31, 2008, outstanding borrowings bore interest at an annual rate of 3.47%.

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

Rowan financed $89.7 million of the cost of the Bob Keller through a 15-year floating-rate bank loan guaranteed under MARAD’s Title XI program. Rowan may fix the interest rate at any time and must fix the rate on all outstanding principal by August 31, 2009. Principal and accrued interest are payable semi-annually on each May 10 and November 10 through May 2020. The Bob Keller is pledged as security for the government guarantee. At December 31, 2008, outstanding borrowings bore interest at an annual rate of 3.37%.

Rowan’s $1.0 million of Series C Floating Rate Subordinated Convertible Debentures outstanding at December 31, 2008 are ultimately convertible into common stock at the rate of $28.25 per share for each $1,000 principal amount of debenture through April 27, 2010. The Company’s outstanding subordinated convertible debentures were originally issued in exchange for promissory notes containing provisions for setoff, protecting Rowan against any credit risk. Accordingly, the debentures and notes, and the related interest amounts, have been offset in the consolidated financial statements pursuant to Financial Accounting Standards Board Interpretation No. 39. See Note 3 for further information regarding the Company’s convertible debenture incentive plans.

Rowan weighted average annual interest rate was 3.9% at December 31, 2008 and 5.2% at December 31, 2007. Cash interest payments exceeded interest capitalized by $4 million in 2008, $17 million in 2007, and $20.3 million in 2006.

Rowan’s Title XI debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity and limit the amount of long-term debt, and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions. These agreements also contain minimum insurance requirements for the Company’s collateralized drilling rigs. The extent of hurricane damage sustained throughout the Gulf Coast area in recent years has dramatically increased the cost and reduced the availability of insurance coverage for windstorm losses and, during its 2006 policy renewal, the Company determined that windstorm coverage meeting these requirements was cost-prohibitive. Thus, the

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company requested and received from MARAD a waiver of any defaults related to insurance requirements and provided additional security to MARAD, including restricted and unrestricted cash balances. On March 31, 2008, in connection with the Rowan’s policy renewal, the additional security provisions were modified and the Company’s restricted cash requirement was eliminated. In addition, the Company’s unrestricted cash requirement was reduced from $31 million to $25 million. The Company remains subject to restrictions on the use of certain insurance proceeds should it experience further losses. Each of these additional security provisions will be released by MARAD if Rowan obtains windstorm coverage that satisfies the Company’s existing debt requirements.

On June 23, 2008, Rowan entered into a three-year $155 million revolving credit facility, which the Company intends to use, as necessary, for general corporate purposes, including capital expenditures and debt service requirements. The underlying credit agreement limits new borrowings, requires minimum cash flows, provides that the facility will not be available in the event of a material adverse change in the Company’s condition, operations, business, assets, liabilities or ability to perform, and otherwise contains restrictions similar those noted above. On July 7, 2008, Rowan borrowed $80 million under the credit facility to complete the Cecil Provine purchase, and repaid such amount in full on August 4, 2008. The Company had no borrowings outstanding under the credit facility at December 31, 2008. Despite the recent weakness in global credit markets, the Company believes that funding under the credit facility continues to be available, if necessary.

The Company was in compliance with each of its debt covenants at December 31, 2008. See Note 5 for further information regarding the Company’s dividend restrictions.

NOTE 3.	STOCKHOLDERS’ EQUITY

Rowan’s 2005 Long-Term Incentive Plan (“LTIP”) authorizes the Company’s Board of Directors to issue, through April 22, 2015, up to 3,400,000 shares of Rowan common stock in a variety of forms, including stock options, restricted stock, restricted stock units, performance shares, stock appreciation rights and common stock grants, whose terms are governed by the LTIP. The LTIP replaced and superseded the Restated 1988 Nonqualified Stock Option Plan, as amended, and the 1998 Nonemployee Directors Stock Option Plan. At December 31, 2008, awards covering 1,614,491 shares had been made under the LTIP, net of forfeitures, including 453,006 in 2008, 339,729 in 2007 and 292,169 in 2006.

Restricted stock represents a full share of Rowan common stock issued with a restrictive legend that prevents its sale until the restriction is later removed. The restrictions will generally lapse pro rata over a three or four-year service period. The Company measures total compensation related to each share based upon the market value of the common stock on the date of the award and recognizes the resulting expense on a straight-line basis over the service period. The following table summarizes restricted stock awards made under the LTIP to approximately 100 key employees over the past three years and the amount of related compensation accrued at December 31, 2008 (dollars in millions):

		Weighted
	Number of	Average	Total	Accrued
Year Ended December 31,	Shares (net)	Fair Value	Compensation	Compensation

2006	117,873	$42.98	$5.2	$4.6
2007	221,164	37.93	8.8	5.6
2008	352,314	36.93	12.6	4.2

Total	691,351		$26.6	$14.4

Restricted stock units are awards that may be settled through the issuance of Rowan common stock or the payment of cash where vesting generally occurs over a defined service period but the restriction lapses only upon termination of service. The Company measures compensation related to each unit based upon the market value of the underlying common stock on the date of the award and recognizes the resulting expense on a straight-line basis over the service period. During 2006, Rowan issued 15,000 restricted stock units to its nonemployee directors, with

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an average fair value of $43.41 per unit, and issued 8,890 shares of Rowan common stock in settlement of previous restricted stock unit awards and related dividends. During each of 2007 and 2008, Rowan issued 27,000 restricted stock units to its nonemployee directors, with average per unit fair values of $38.31 and $42.23, respectively. At December 31, 2008, Rowan had accrued $3.3 million toward future settlement of restricted stock units.

Performance shares are shares of Rowan common stock whose future issuance is contingent upon the achievement of certain performance criteria. During 2005, the Company awarded 99,500 performance shares to 12 key employees, under which as many as 199,000 (and as few as zero) shares of Rowan common stock could have be issued in May 2008 depending upon the Company’s total stockholder return (“TSR”) in comparison to a selected industry peer group over the three-year period then ended. The Company measured and recognized compensation expense at each period end using the market value of the common stock on the date of the award and the expected number of shares to be issued based upon Rowan’s relative TSR performance. At the conclusion of the three-year performance period in May 2008, the Company’s TSR rank did not result in the issuance of Rowan common stock. Accordingly, compensation expense was reduced by approximately $0.5 million during 2008. Compensation expense of approximately $0.5 million was recognized during 2007 and no compensation expense was recognized during 2006.

During 2006, the Company awarded 99,393 performance shares (net of forfeitures) to 15 key employees, under which as many as 198,796 (and as few as zero) shares of Rowan common stock will be issued in April 2009 based upon an equal weighting of the Company’s TSR and return on investment (“ROI”) ranking versus a selected industry peer group over the three-year period then ended. With respect to the TSR metric, the Company estimated a fair value of $42.51 per share, which is being recognized as compensation expense over the three-year performance period. The total related compensation was measured at $2.5 million, of which $2.2 million had been recognized at December 31, 2008. With respect to the ROI metric, the Company estimated compensation expense using the market value of the common stock on the date of the award of $43.85 per share and the target number of shares to be issued. Compensation expense is re-measured annually using the expected number of shares to be issued based upon Rowan’s relative ROI performance. Compensation expense of $0.6 million recognized in 2006 was reversed following re-measurement in 2007, and no compensation expense was recognized in 2008 following the annual re-measurement.

During 2007, the Company awarded 74,401 performance shares (net of forfeitures) to six key employees, under which as many as 148,802 (and as few as zero) shares of Rowan common stock will be issued in May 2010 based upon an equal weighting of the Company’s TSR ranking versus a selected industry peer group and its return on capital employed (“ROCE”) over the three-year period then ended. With respect to the TSR metric, the Company estimated a fair value of $36.88 per share, which is being recognized as compensation expense over the three-year performance period. The total related compensation was measured at $1.7 million, of which $0.7 million was recognized in 2008 and $0.2 million was recognized in 2007. With respect to the ROCE metric, the Company estimated compensation expense using the market value of the common stock on the date of the award of $38.70 per share and the target number of shares to be issued. The total related compensation was measured at $1.5 million, of which $0.6 million was recognized in 2008 and $0.2 million was recognized in 2007. Compensation expense is re-measured annually using the expected number of shares to be issued based upon Rowan’s relative ROCE performance.

During 2008, the Company awarded 85,015 performance shares (net of forfeitures) to five key employees, under which as many as 170,030 (and as few as zero) shares of Rowan common stock will be issued in April 2011 based upon an equal weighting of the Company’s TSR ranking versus a selected industry peer group and its ROCE over the three-year period then ended. With respect to the TSR metric, the Company estimated a fair value of $45.25 per share, which is being recognized as compensation expense over the three-year performance period. The total related compensation was measured at $2.6 million, of which $0.7 million had been recognized at December 31, 2008. With respect to the ROCE metric, the Company estimated compensation expense using the market value of the common stock on the date of the award of $42.66 per share and the target number of shares to be issued. The total

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related compensation was measured at $2.5 million, of which $0.6 million had been recognized at December 31, 2008. Compensation expense will be re-measured annually using the expected number of shares to be issued based upon Rowan’s relative ROCE performance.

Stock options granted to employees generally become exercisable pro rata over a three or four-year service period, and all options not exercised expire ten years after the date of grant. Stock option activity for each of the last three years was as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Outstanding at January 1, 2006	3,466,393	$18.93
Granted	63,402	43.85
Exercised	(488,230)	16.82
Forfeited	(14,807)	21.89

Outstanding at December 31, 2006	3,026,758	21.15
Granted	—	—
Exercised	(526,883)	20.81
Forfeited	(12,014)	18.51

Outstanding at December 31, 2007	2,487,861	21.23

Granted	100,000	15.31
Exercised	(483,229)	18.16
Forfeited	(16,655)	19.57

Outstanding at December 31, 2008	2,087,977	$21.68

Exercisable at December 31, 2006	2,353,668	$19.93

Exercisable at December 31, 2007	2,249,585	$20.42

Exercisable at December 31, 2008	1,949,265	$21.74

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2008.

		Weighted		Weighted
		Average	Weighted	Average
	Number of	Exercise	Average	Remaining
	Options	Price	Fair Value	Life (Years)

Outstanding:
$4.06 to $6.19	105,697	$4.82		1.7
$13.12 to $18.45	492,918	16.05		4.0
$21.19 to $22.00	699,260	21.37		3.9
$24.98 to $43.85	790,102	27.74		5.2

	2,087,977	$21.68	$11.77	4.3

Exercisable:
$4.06 to $6.19	105,697	$4.82
$13.12 to $18.45	392,918	16.23
$21.19 to $22.00	699,260	21.37
$24.98 to $43.85	729,226	27.34

	1,949,265	$21.74

At December 31, 2008, Rowan had $0.9 million of unrecognized future compensation expense related to stock options.

During 2008, Rowan recognized stock-based compensation expense of $15.8 million, including $1.3 million related to stock options, $11.5 million related to restricted stock and units and $3 million related to performance shares. Additional cost was recognized upon the accelerated vesting of awards in connection with the retirement, effective December 31, 2008, of the Company’s Chief Executive Officer — see Note 13 for further discussion. During 2007, Rowan recognized stock-based compensation expense of $9.3 million, including $2.5 million related to stock options, $5.7 million related to restricted stock and units and $1.1 million related to performance shares. During 2006, Rowan recognized stock-based compensation expense of $12.5 million, including $7.2 million related to stock options, $4.2 million related to restricted stock and units and $1.1 million related to performance shares.

The weighted average per-share fair values at date of grant for options granted during 2008 and 2006 were estimated to be $7.01, and $18.48, respectively. The foregoing fair value estimates were determined using the Black-Scholes option valuation model with the following weighted average assumptions:

	2008	2006

Expected life in years	5.0	4.0
Risk-free interest rate	2.5%	5.0%
Expected volatility	48.96%	51.1%

Under the Rowan Companies, Inc. 1998 Convertible Debenture Incentive Plan, as amended, floating-rate subordinated convertible debentures totaling $30 million were issued by the Company. The debentures are initially convertible into preferred stock, which has no voting rights (except as required by law or the Company’s charter), no dividend and a nominal liquidation preference. The preferred stock is immediately convertible into common stock. Of the $30 million convertible debentures that were issued, $29 million have been converted into 992,002 shares of common stock as of December 31, 2008. The outstanding debentures are convertible into approximately 35,000 shares of Rowan’s common stock.

In 1992, Rowan adopted a Stockholder Rights Agreement to protect against coercive takeover tactics. The agreement, as amended, provides for the distribution to Rowan’s stockholders of one Right for each outstanding

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 4.	OTHER CURRENT LIABILITIES

Other current liabilities consisted of (in thousands):

	December 31,
	2008	2007

Deferred revenues	$174,086	$110,596
Billings in excess of uncompleted contract costs and estimated profit	57,119	69,867
Accrued liabilities:
Income taxes	58,317	26,255
Compensation and related employee costs	108,060	84,859
Interest	5,171	7,903
Taxes and other	41,919	30,307

Total	$444,672	$329,787

The balance in Deferred revenues primarily reflects customer prepayments for products and services to be provided and lump-sum mobilization fees to be recognized during the next year.

The increase in the current liability for Income taxes shown in the preceding table is primarily related to Hurricane Ike tax relief, which allowed the Company to delay until January 2009 certain tax payments that would have otherwise been due in December 2008. See Note 7 for further information regarding the Company’s income taxes.

The amounts shown for Compensation and related employee costs includes estimated pension and other benefit plan funding contributions to be made during the next year, which totaled $47 million at December 31, 2008 and $33 million at December 31, 2007. See Note 6 for further information regarding the Company’s pension and other benefit plans.

The balance in Taxes and other included accrued manufacturing warranty claims of $9.9 million at December 31, 2008 and $7.1 million at December 31, 2007.

NOTE 5.	RESTRICTIONS ON RETAINED EARNINGS

Rowan’s Title XI debt agreements contain financial covenants that limit the amount the Company may distribute to its stockholders. Under the most restrictive of such covenants, Rowan had approximately $197 million of retained earnings available for distribution at December 31, 2008. Subject to this and other restrictions, the Board of Directors will determine payment, if any, of future dividends or distributions in light of conditions then existing, including the Company’s earnings, financial condition and requirements, opportunities for reinvesting earnings, business conditions and other factors.

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	BENEFIT PLANS

Since 1952, Rowan has sponsored defined benefit pension plans covering substantially all of its employees. In addition, Rowan provides health care and life insurance benefits for certain retired employees.

The following table shows the funded status of the plans at December 31, 2008 and 2007 and the changes in plan assets and obligations during each of the years then ended (in thousands):

	Year Ended December 31, 2008			Year Ended December 31, 2007
	Pension	Other		Pension	Other
	Benefits	Benefits	Total	Benefits	Benefits	Total

Benefit obligations:
Balance, January 1	$480,747	$71,756	$552,503	$467,696	$74,526	$542,222
Interest cost	31,599	4,419	36,018	28,965	4,085	33,050
Service cost	14,392	2,019	16,411	14,565	2,066	16,631
Actuarial (gain) loss	54,406	5,719	60,125	(12,628)	(6,097)	(18,725)
Plan amendment	43	—	43	—	—	—
Benefits paid	(18,975)	(3,017)	(21,992)	(17,851)	(2,824)	(20,675)

Balance, December 31	562,212	80,896	643,108	480,747	71,756	552,503

Plan assets:
Fair value, January 1	357,283	—	357,283	348,622	—	348,622
Actual return	(105,868)	—	(105,868)	15,701	—	15,701
Employer contributions	31,749	—	31,749	10,811	—	10,811
Benefits paid	(18,975)	—	(18,975)	(17,851)	—	(17,851)

Fair value, December 31	264,189	—	264,189	357,283	—	357,283

Net benefit liabilities	$(298,023)	$(80,896)	$(378,919)	$(123,464)	$(71,756)	$(195,220)

Amounts recognized in the Consolidated Balance Sheet:
Other current liabilities	$(42,600)	$(4,360)	$(46,960)	$(28,924)	$(4,060)	$(32,984)
Other liabilities	(255,423)	(76,536)	(331,959)	(94,540)	(67,696)	(162,236)

Net benefit liabilities	$(298,023)	$(80,896)	$(378,919)	$(123,464)	$(71,756)	$(195,220)

Net (expense) credit recognized in net benefit cost	$16,980	$(62,029)	$(45,049)	$10,549	$(57,885)	$(47,336)

Amounts not yet reflected in net periodic benefit cost:
Actuarial loss	(317,272)	(17,287)	(334,559)	(136,580)	(11,833)	(148,413)
Transition obligation	—	(2,648)	(2,648)	—	(3,311)	(3,311)
Prior service (cost) credit	2,269	1,068	3,337	2,567	1,273	3,840

Total accumulated other comprehensive loss	(315,003)	(18,867)	(333,870)	(134,013)	(13,871)	(147,884)

Net benefit liabilities	$(298,023)	$(80,896)	$(378,919)	$(123,464)	$(71,756)	$(195,220)

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rowan expects that the following amounts of Accumulated other comprehensive loss will be recognized as net periodic benefits cost in 2009 (in thousands):

	Pension	Other
	Benefits	Benefits	Total

Actuarial loss	$16,579	$560	$17,139
Transition obligation	—	662	662
Prior service cost (credit)	(252)	(205)	(457)

Total net increase	$16,327	$1,017	$17,344

Additional information related to Rowan’s pension plans are as follows (in thousands):

	December 31,
	2008	2007

Projected benefit obligation	$562,212	$480,747
Accumulated benefit obligation	482,929	422,403
Fair value of plan assets	264,189	357,283

Net periodic pension cost included the following components (in thousands):

	Year Ended December 31,
	2008	2007	2006

Service cost	$14,392	$14,565	$12,450
Interest cost	31,599	28,965	25,299
Expected return on plan assets	(29,319)	(26,615)	(24,759)
Recognized actuarial loss	8,901	13,328	13,348
Amortization of prior service cost	(255)	(213)	170

Total	$25,318	$30,030	$26,508

Other benefits cost included the following components (in thousands):

	Year Ended December 31,
	2008	2007	2006

Service cost	$2,019	$2,066	$1,989
Interest cost	4,419	4,085	3,901
Recognized actuarial loss	265	532	736
Amortization:
Transition obligation	662	662	662
Prior service cost	(204)	(205)	(204)

Total	$7,161	$7,140	$7,084

Assumptions used to determine benefit obligations were as follows:

	December 31,
	2008	2007

Discount rate	6.11 - 6.34%	6.37 - 6.55%
Rate of compensation increase	4.15%	4.15%

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used to determine net periodic benefit costs were as follows:

	Year Ended December 31,
	2008	2007	2006

Discount rate	6.37 - 6.55%	5.82 - 5.92%	5.56 - 5.68%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	4.15%	4.15%	4.15%

The assumed increase in per capita health care costs ranged from 9% for 2009 to 4.5% for 2029 and thereafter. A one-percentage-point change in assumed health care cost trend rates would change reported amounts as follows (in thousands):

	1-Percentage-Point Change
	Increase	Decrease

Increase (decrease) in:
Service and interest cost	$546	$(474)
Postretirement benefit obligation	5,518	(4,885)

The pension plans had weighted average asset allocations as follows:

	Allocation at December 31,
Asset Category	2008	2007

Rowan common stock	0%	4%
Other equity securities	59%	67%
Debt securities	36%	28%
Cash and other	5%	1%

Total	100%	100%

The pension plans have target allocations for plan investments that attempt to diversify assets among equity securities (60-80%) and fixed income and cash (20-40%) and reduce performance volatility. The target allocation to equities is further subdivided among the S&P index (15-25%), large cap value (5-15%), large cap growth (5-15%), small cap (5-15%), international (10-30%) and the Company’s stock (0-5%). The plans employ several active managers with proven long-term out-performance in their specific investment discipline and periodically reallocate assets in accordance with the allocation targets. The plans will attempt to remain fully invested and limit the amount of cash on hand to amounts necessary for near-term benefits and plan expenses.

To develop the expected long-term rate of return on assets assumption, Rowan considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the plans’ other asset classes and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based upon the current asset allocation to develop the expected long-term rate of return on assets assumption for the Plans, which was maintained at 8% at December 31, 2008, unchanged from December 31, 2007.

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rowan estimates that the plans will make the following annual payments for pension and other benefits based upon existing benefit formulas and including amounts attributable to future employee service (in millions):

Year Ended December 31,	Pension Benefits	Other Benefits

2009	$23.1	$4.4
2010	24.4	4.7
2011	26.0	5.2
2012	27.8	5.4
2013	29.3	5.8
2014-2017	177.1	35.3

Rowan currently expects to contribute approximately $47.0 million in 2009 for its pension and other benefit plans.

Rowan has cash bonus and profit sharing plans covering approximately 640 employees. At December 31, 2008, the Company had accrued approximately $18.5 million under such plans, most of which it expects to pay to eligible employees in 2009. At December 31, 2007, the Company had accrued approximately $15.1 million of bonus and profit sharing awards, which was paid to eligible employees in 2008.

Rowan also sponsors defined contribution plans covering substantially all employees. Rowan contributed to the plans about $9.5 million in 2008, $5.2 million in 2007, and $4.6 million in 2006.

NOTE 7.	INCOME TAXES

The detail of income tax provisions for continuing operations is presented below (in thousands):

	Year Ended December 31,
	2008	2007	2006

Current:
Federal	$148,801	$171,556	$69,447
Foreign	24,823	24,705	11,936
State	(594)	3,617	1,008

Total current provision	173,030	199,878	82,391
Deferred	53,433	55,408	93,986

Total	$226,463	$255,286	$176,377

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rowan’s provision for income taxes differs from that determined by applying the federal income tax rate (statutory rate) to income from continuing operations before income taxes, as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Statutory rate	35%	35%	35%
Tax at statutory rate	$228,932	$258,680	$172,674
Increase (decrease) due to:
State tax expense	(882)	2,083	(89)
Domestic production activities	(6,984)	(5,489)	(2,400)
Research and development tax credit	(318)	(818)	(1,318)
Nondeductible environmental charge	—	—	3,150
Foreign companies’ operations	(292)	(146)	(534)
Goodwill	4,762	—	—
Other — net	1,245	976	4,894

Total provision	$226,463	$255,286	$176,377

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31, 2008 and 2007, were as follows (in thousands):

	December 31,
	2008		2007
	Current	Non-Current	Current	Non-Current

Deferred tax assets:
Accrued employee benefit plan costs	$14,790	$104,552	$13,753	$57,244
Inventory	22,372	—	—	—
Rig relocation operations — net	9,804	—	14,080	—
Other	10,166	11,108	699	3,967

Net deferred tax assets	57,132	115,660	28,532	61,211

Deferred tax liabilities:
Property, plant and equipment	—	537,808	—	468,727
Other	6,230	4,700	5,572	5,415

	6,230	542,508	5,572	474,142

Deferred tax asset (liability) — net	$50,902	$(426,848)	$22,960	$(412,931)

Management has determined that no valuation allowances were necessary at December 31, 2008 and 2007, as anticipated future tax benefits relating to all deferred income tax assets are expected to be fully realized when measured against a more likely than not standard.

Undistributed earnings of Rowan’s foreign subsidiaries in the amount of approximately $44.7 million could potentially be subjected to additional income taxes of approximately $5.1 million. The Company has not provided any deferred income taxes on such undistributed foreign earnings because it considers such earnings to be permanently invested abroad.

Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), clarified accounting for income taxes by defining the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company’s adoption of FIN 48 effective

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2007, yielded a $1.6 million decrease in Retained earnings and a $5.5 million increase in Other liabilities as of that date.

At December 31, 2008 and 2007, Rowan had $3.6 and $3.4 million, respectively, of net unrecognized tax benefits, all of which would reduce the Company’s income tax provision if recognized. The Company does not expect to recognize significant increases or decreases in unrecognized tax benefits during the next 12 months.

The following table highlights the changes in the Company’s gross unrecognized tax benefits during 2008 and 2007 (in millions):

	2008	2007

Gross unrecognized tax benefits — beginning of year	$5.0	$5.5
Gross increases — tax positions in prior period	2.3	—
Gross decreases — tax positions in prior period	—	(0.5)
Gross increases — current period tax positions..... Settlements	—	—
Lapse of statute of limitations	—	—

Gross Unrecognized Tax Benefit — end of year	$7.3	$5.0

Interest and penalties relating to income taxes are included in current income tax expense. Accrued interest and penalties were both $0.3 million at December 31, 2007. At December 31, 2008, accrued interest was $0.8 million and penalties were $0.3 million. To the extent accrued interest and penalties relating to uncertain tax positions are not actually assessed, such accruals will be reversed and the reversals will reduce the Company’s overall income tax provision.

Rowan’s U.S. federal tax return for 2006 is currently under audit by the Internal Revenue Service (“IRS”), and 2002 and later years remain subject to examination. Various state tax returns for 2003 and subsequent years remain open for examination. In the Company’s foreign tax jurisdictions, returns for 2005 and subsequent years remain open for examination. During 2007, the IRS completed an examination of a foreign subsidiary’s 2004 U.S. Federal Income Tax Return resulting in no adjustment. Rowan is undergoing other routine tax examinations in various foreign, U.S. federal, state and local taxing jurisdictions in which the Company has operated. These examinations cover various tax years and are in various stages of finalization. Rowan believes that any income taxes ultimately assessed by any foreign, U.S. federal, state and local taxing authorities will not materially exceed amounts for which the Company has already provided.

Income from continuing operations before income taxes consisted of $597.1 million, $722.4 million, and $467.2 million of domestic earnings, and $56.9 million, $16.7 million, and $26.2 million of foreign earnings in 2008, 2007, and 2006, respectively.

Income tax payments exceeded refunds by $150.7 million in 2008, $156.9 million in 2007 and $97.7 million in 2006.

NOTE 8.	FAIR VALUES OF FINANCIAL INSTRUMENTS

At December 31, 2008, the carrying amounts of Rowan’s cash and cash equivalents, receivables and payables approximated their fair values due to the short maturity of such financial instruments. The carrying amount of the Company’s floating-rate debt approximated its fair value at December 31, 2008 as such instruments bear short-term, market-based interest rates. The fair value of Rowan’s fixed-rate debt at December 31, 2008 was estimated to be approximately $244 million, or a $27 million premium to carrying value, based upon available market information and appropriate valuation methods.

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	COMMITMENTS AND CONTINGENT LIABILITIES

During 1984 and 1985, Rowan sold two cantilever jack-ups, the Rowan-Halifax and the Cecil Provine, and leased each rig back under operating leases with initial lease periods that expired during 2000. At that time, Rowan exercised its option to extend each lease for a period of seven and one-half years, into 2008.

In September 2005, the Rowan-Halifax was lost during Hurricane Rita. The rig was insured for $43.4 million, a value the Company believes satisfied the requirements of the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of its equipment installed on the rig. However, the owner of the rig claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value. Thus, the Company assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment. On November 3, 2005, the Company filed a declaratory judgment action in the 215th Judicial District Court of Harris County, Texas. The owner filed a similar declaratory judgment action, claiming a value of approximately $83 million for the rig. The owner’s motion for summary judgment was granted on January 25, 2007 which, unless overturned on appeal, would make Rowan liable to the owner for the approximately $50 million difference between the owner’s claim and the insurance coverage, including interest and costs to date. The Company continues to believe that its interpretation of the charter agreement is correct and is vigorously pursuing an appeal to overturn the summary judgment ruling. The Company does not believe, therefore, that it is probable that Rowan has incurred a loss, nor one that is estimable, and has made no accrual for such at December 31, 2008.

On July 7, 2008, following the conclusion of the operating lease agreement covering the Cecil Provine, Rowan purchased the rig for $119 million in cash.

The Company has other operating leases covering offices and computer equipment. Net rental expense under all operating leases was $10.9 million in 2008, $15.4 million in 2007, and $14.2 million in 2006.

At December 31, 2008, the future minimum payments to be made under noncancelable operating leases were as follows (in millions):

2009	$5.8
2010	3.4
2011	1.4
2012	0.6
2013	0.1
Later years	2.0

Total	$13.3

Rowan periodically employs letters of credit or other bank-issued guarantees in the normal course of its businesses, and was contingently liable for performance under such agreements to the extent of approximately $46 million at December 31, 2008.

During 2005, Rowan lost three additional offshore rigs and incurred significant damage on another rig as a result of Hurricanes Katrina and Rita. We also lost another offshore rig during Hurricane Ike in 2008. Since 2005, the Company has been working to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way. At December 31, 2008, Rowan had incurred $206.5 million of costs related to such efforts, of which $153.3 million had been reimbursed through insurance, leaving $53.2 million included in Receivables. The Company expects to incur additional costs in the near term to fulfill its obligations to remove wreckage and debris in amounts that will depend on the extent and nature of work ultimately required and the duration thereof. The Company believes that it has adequate insurance coverage and will be reimbursed for costs incurred and to be incurred.

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2004, Rowan learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U.S. Department of Justice (“DOJ”) had begun conducting a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated in the Gulf of Mexico. In 2007, the Company entered into a plea agreement with the DOJ, as amended, under which the Company agreed to pay fines and community service payments totaling $9 million and be subject to unsupervised probation for a period of three years. During the period of unsupervised probation, the Company must ensure that it commits no further criminal violations of federal, state, or local laws or regulations and must also continue to implement its comprehensive Environmental Management System Plan. Subsequent to the conduct at issue, the Company sold the Rowan-Midland to a third party.

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

On January 3, 2008, a civil lawsuit styled State of Louisiana, ex. rel. Charles C. Foti, Jr. , Attorney General vs. Rowan Companies, Inc. was filed in the Eastern District Court of Texas, Marshall Division, seeking damages, civil penalties and costs and expenses for alleged commission of maritime torts and violations of environmental and other laws and regulations involving the Rowan-Midland and other facilities in areas in or near Louisiana. Subsequently, the case was transferred to U.S. District Court, Southern District of Texas, Houston Division. The Company intends to vigorously defend its position in this case but cannot estimate any potential liability at this time.

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

The construction of Rowan’s fourth Tarzan Class jack-up rig, the J. P. Bussell, was originally subcontracted to an outside Gulf of Mexico shipyard, Signal International LLC (“Signal”), and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million. As a result of various problems encountered on the project, the completion of the rig was more than one year behind schedule and its final cost was approximately 40% over the original estimate. Accordingly, Rowan has recently declared Signal in breach of contract and initiated court proceedings styled Rowan Companies, Inc. and LeTourneau Technologies, Inc. vs. Signal International LLC in the 269th Judicial District Court of Harris County, Texas to relocate the rig to the Company’s Sabine Pass, Texas facility for completion by its Drilling Products and Systems segment and to recover the cost to complete the rig over and above the agreed contract price, plus interest. Signal filed a separate counterclaim against Rowan styled Signal International LLC vs. LeTourneau, Inc. in the U.S. District Court, Southern District of Texas, Houston Division, alleging breach of contract and claiming unspecified damages for cost overruns. That case has been administratively stayed in favor of the State Court proceeding filed by the Company. Rowan exercised its right to take over the rig construction pursuant to the terms of the construction contract, and Signal turned the rig over to the Company in March 2008. Rowan expects that Signal will claim damages for amounts owed and additional costs incurred, totaling in excess of $20 million. The Company intends to vigorously defend its rights under the contract. The

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company does not believe that it is probable that Rowan has incurred a loss, nor one that is estimable, and has made no accrual for such at December 31, 2008.

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

Drilling services are provided in domestic and foreign areas, and Rowan classifies its drilling rigs as domestic or foreign based upon the rig’s operating location. Accordingly, drilling rigs operating in or offshore the United States are considered domestic assets and rigs operating in other areas are deemed foreign assets. At December 31, 2008, ten offshore rigs and 30 land rigs were located in domestic areas and 12 offshore rigs were located in foreign areas. Manufacturing operations are primarily conducted in Longview and Houston, Texas and Vicksburg, Mississippi, though products are shipped throughout the United States and to many foreign locations.

Rowan’s assets are ascribed to a segment based upon their direct use and are identified by operating segment as follows (in thousands):

	December 31,
	2008	2007	2006

Consolidated assets:
Drilling	$3,714,289	$3,140,456	$2,871,640
Manufacturing:
Drilling Products and Systems	583,055	499,225	391,346
Mining, Forestry and Steel Products	251,548	235,624	172,412

Total manufacturing	834,603	734,849	563,758

Total consolidated assets	$4,548,892	$3,875,305	$3,435,398

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding revenues and profitability by operating segment is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Revenues:
Drilling services	$1,451,623	$1,382,571	$1,067,448
Manufacturing:
Drilling Products and Systems	876,349	498,620	241,020
Mining, Forestry and Steel Products	267,657	213,830	202,266
Eliminations	(382,893)

Total manufacturing	761,113	712,450	443,286

Consolidated revenues	$2,212,736	$2,095,021	$1,510,734

Income from operations:
Drilling services	$666,803	$661,789	$447,706
Eliminations	3,339

Total drilling	670,142	661,789	447,706

Manufacturing:
Drilling Products and Systems	30,595	42,968	23,486
Mining, Forestry and Steel Products	32,569	29,116	14,502
Eliminations	(75,183)

Total manufacturing	(12,019)	72,084	37,988

Consolidated income from operations	$658,123	$733,873	$485,694

Effective January 1, 2008, products and services provided by Rowan’s Drilling Products and Systems segment to its Drilling segment were recorded as sales based upon negotiated arm’s-length terms. Such products and services reflected terms and conditions and rates of compensation which approximated those that were customarily included in third party contracts for similar items. Prior to that date, such transactions were recorded as cost transfers. During 2007 and 2006, Rowan’s Drilling Products and Systems segment provided approximately $263 million and $230 million, respectively, of products and services to the Drilling segment at cost. Certain administrative costs are allocated between segments generally based upon revenues.

Foreign-source revenues were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Middle East	$486,265	$400,422	$115,182
Europe	166,486	249,608	121,457
West Africa	117,466	—	—
Australia	69,144	68,272	22,373
Trinidad	41,522	79,233	21,230
Canada	—	(1,186)	58,587
Other	639	—	—

Total foreign-source revenues	$881,522	$796,349	$338,829

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008 and 2007, one drilling customer, Saudi Aramco, accounted for 15% and 13%, respectively of the Company’s consolidated revenues. During 2006, no customer accounted for more than 10% of consolidated revenues.

Rowan’s fixed assets are shown geographically as follows (in thousands):

Property, plant and equipment — net:

	December 31,
	2008	2007	2006

Domestic	$2,008,424	$1,481,474	$1,145,642
Middle East	554,358	399,062	359,495
Europe	371,830	580,963	406,648
West Africa	208,626	—	—
Canada	178	336	193,880
Other foreign	4,112	25,976	27,561

Total property, plant and equipment — net	$3,147,528	$2,487,811	$2,133,226

Rowan believes that it has no significant concentrations of credit risk. The Company has not previously experienced any significant credit losses and its drilling segment customers have heretofore primarily been large energy companies and government bodies. However, the recent weakness in business conditions has forced many of our customers to conserve liquidity, and some may experience significant financial difficulty. As a result, our risk of significant credit losses in the future has increased.

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain other financial information for each of Rowan’s principal operating segments is summarized as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Depreciation and amortization:
Drilling	$125,861	$101,802	$77,519

Manufacturing:
Drilling Products and Systems	$9,461	$11,660	$8,156
Mining, Forestry and Steel Products	6,073	5,334	4,296

Total manufacturing	$15,534	$16,994	$12,452

Capital Expenditures:
Drilling	$817,276	$436,894	$457,493

Manufacturing:
Drilling Products and Systems	$9,632	$25,931	$25,794
Mining, Forestry and Steel Products	6,238	15,726	25,966

Total manufacturing	$15,870	$41,657	$51,760

Repairs and Maintenance:
Drilling	$108,143	$105,936	$83,636

Manufacturing:
Drilling Products and Systems	$14,458	$15,779	$11,566
Mining, Forestry and Steel Products	13,602	12,373	7,056

Total manufacturing	$28,060	$28,152	$18,622

NOTE 11.	RELATED PARTY TRANSACTIONS

A Rowan director serves as a Managing Director with an investment bank that provided services to the Company during 2008 for which it was paid $4.1 million. Another Rowan director serves as Of Counsel to a law firm that represents Rowan on certain matters and to which the Company paid approximately $1.6 million, $0.3 million and $0.1 million for legal fees and expenses in 2008, 2007 and 2006, respectively. In each case, the director’s compensation from his employer was not tied to amounts received from the Company. Rowan believes that the fees reflected market rates and the engagement of such firms was approved by the Company’s Board of Directors.

NOTE 12.	ASSET DISPOSITIONS

In October 2005, Rowan agreed to sell its semi-submersible rig, the Rowan-Midland, for approximately $60 million in cash. Payment for the rig occurred over a 15-month period ending in January 2007, at which point the title to the rig was transferred to the buyer. The Company retained ownership of much of the drilling equipment on the rig, which was sold in 2006 and 2007, and continued to provide (through February 2007) a number of operating personnel under a separate services agreement. The transaction was accounted for as a sales-type lease with the expected gain on the sale and imputed interest income of approximately $46 million deferred until the net book value of the rig had been recovered. During 2007, the Company received all remaining payments totaling $23.4 million and recognized such amount as additional gain on the sale.

Rowan Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 13, 2008, the jack-up rig Rowan-Anchorage was lost during Hurricane Ike. The rig was insured for $60 million and subject to a $17.5 million deductible. During the fourth quarter of 2008, the Company received the full $42.5 million of insurance proceeds and recognized a $37.1 million gain.

NOTE 13.	MATERIAL CHARGES AND OTHER OPERATING EXPENSES

Rowan’s fourth quarter 2008 Drilling operations included $24.6 million of material charges and other operating expenses, which consisted of the following:

•	$11.8 million representing the estimated unrecoverable cost of amounts expended on the Company’s fourth 240C rig which was cancelled in January 2009,

•	$8.5 million related to accrued and unpaid severance payments in connection with the Company’s plan, which was initiated during the fourth quarter of 2008 and is expected to be completed during the first quarter of 2009, including the impact of accelerated equity awards, primarily resulting from retirement of the Company’s Chief Executive Officer effective December 31, 2008,

•	$2.8 million of primarily professional service fees previously paid and deferred in connection with the suspended LTI monetization process, and

•	$1.5 million impairment charge related to goodwill resulting from the Company’s impairment evaluation during the fourth quarter of 2008.

Rowan’s fourth quarter 2008 Manufacturing operations included $86.6 million of material charges and other operating expenses, which consisted of the following:

•	$62.4 million valuation charge to increase the Company’s reserve for excess, obsolete and slow moving inventory due to a decline in the near-term manufacturing outlook,

•	$12.1 million impairment charge related to goodwill resulting from the Company’s impairment evaluation during the fourth quarter of 2008,

•	$9.9 million for previously deferred professional service fees paid and to be paid in connection with the suspended LTI monetization process, and

•	$2.2 million related to accrued and unpaid severance payments in connection with the Company’s plan, which was initiated during the fourth quarter of 2008 and is expected to be completed during the first quarter of 2009.

During the 2004 — 2007 period, the Environmental and Natural Resources Division, Environmental Crimes Section of the DOJ conducted a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated in the Gulf of Mexico. In 2007, the Company entered into a plea agreement with the DOJ, as amended, under which the Company agreed to pay fines and community service payments totaling $9 million and be subject to unsupervised probation for a period of three years. In anticipation of such payments, the Company recognized a $9 million charge to its fourth quarter 2006 operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rowan Companies, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Rowan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2009

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

Our assessment included an evaluation of the design of our internal control over financial reporting relative to COSO and testing of the operational effectiveness of our internal control over financial reporting. Based upon our assessment, we have concluded that our internal controls over financial reporting were effective as of December 31, 2008.

The registered public accounting firm Deloitte & Touche LLP has audited Rowan’s consolidated financial statements included in our 2008 Annual Report on Form 10-K and has issued an attestation report on the Company’s internal control over financial reporting.

/s/ W. MATT RALLS W. Matt Ralls President and Chief Executive Officer	/s/ W. H. WELLS W. H. Wells Vice President, Finance and Chief Financial Officer

February 27, 2009	February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rowan Companies, Inc.
Houston, Texas

We have audited the internal control over financial reporting of Rowan Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2009

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following unaudited information for the quarters ended March 31, June 30, September 30 and December 31, 2007 and 2008 includes, in the Company’s opinion, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of such amounts (in thousands except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007:
Revenues	$462,254	$507,004	$502,201	$623,562
Income from operations	131,999	194,896	198,093	208,885
Income from continuing operations	86,353	128,124	130,849	138,474
Net income	86,353	128,124	130,849	138,474
Per share amounts:
Income from continuing operations — Basic	.78	1.16	1.18	1.24
Income from continuing operations — Diluted	.77	1.14	1.16	1.23
Net income — Basic	.78	1.16	1.18	1.24
Net income — Diluted	.77	1.14	1.16	1.23

2008:
Revenues	$485,489	$587,142	$527,058	$613,047
Income from operations	147,671	181,760	172,176	156,516
Income from continuing operations	98,625	120,608	114,114	94,281
Net income	98,625	120,608	114,114	94,281
Per share amounts:
Income from continuing operations — Basic	.88	1.07	1.01	.83
Income from continuing operations — Diluted	.88	1.06	1.00	.83
Net income — Basic	.88	1.07	1.01	.83
Net income — Diluted	.88	1.06	1.00	.83

The sum of the per share amounts for the quarters may not equal the per share amounts for the full year since the quarterly and full year per share computations are made independently.

The amounts shown in the table above for the fourth quarter of 2008 include material charges and other operating expenses. See Note 13 of the Notes to Consolidated Financial Statements on page 80 on this Form 10-K for further information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

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

Our management’s assessment is that the Company did maintain effective ICFR as of December 31, 2008 within the context of the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and that the Company did not have a material change in ICFR during the fourth fiscal quarter of 2008.

Management’s report on the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 is set forth on page 82 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before March 30, 2009, under the caption “Election of Directors.” Such information is incorporated herein by reference.

Information concerning our executive officers appears in PART I, ITEM 4A, EXECUTIVE OFFICERS OF THE REGISTRANT, beginning on page 24 of this Form 10-K.

Information concerning our Audit Committee will appear in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before March 30, 2009, under the caption “Committees of the Board of Directors.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before March 30, 2009, under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning director and executive compensation will appear in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before March 30, 2009, under the captions “Director Compensation and Attendance,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” and “Executive Compensation.” Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of management will appear in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before March 30, 2009, under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

The business address of all directors is the principal executive offices of the Company as set forth on the cover page of this Form 10-K.

The following table provides information about our common stock that may be issued upon the exercise of options and rights or the conversion of debentures under all of our existing equity compensation plans as of December 31, 2008.

	Number of Securities		Weighted Average		Number of
	to be Issued Upon Exercise		Exercise Price of		Securities
	of Outstanding Options,		Outstanding Options,		Available for
Plan Category	Warrants and Rights		Warrants and Rights		Future Issuance

Equity compensation plans approved by security holders	2,122,986	(a)	$22.34	(a)	1,785,509	(b)
Equity compensation plans not approved by security holders	—		—		—

Total	2,122,986		$22.34		1,785,509

(a)	Includes the following equity compensation plans: the Restated 1988 Nonqualified Stock Option Plan, as amended, had options for 1,721,875 shares of common stock outstanding at December 31, 2008 with a weighted average exercise price of $21.64 per share; the 1998 Nonemployee Directors Stock Option Plan had options for 86,000 shares of common stock outstanding at December 31, 2008 with a weighted average exercise price of $22.80 per share; the 1998 Convertible Debenture Incentive Plan, as amended, had $1.0 million of employee debentures outstanding at December 31, 2008, convertible into 35,009 shares of common stock at a weighted average conversion price of $28.25 per share and the 2005 Long-Term Incentive Plan (LTIP) had options for 280,102 shares of common stock outstanding at December 31, 2008 with a weighted average exercise price of $25.80 per share.

(b)	Amount reflects shares of common stock available for issuance under the LTIP. Amount (1) includes the issuance of 111,029 restricted stock units to our non-employee directors, of which 102,139 remain outstanding, and (2) assumes the issuance of 258,809 shares in connection with outstanding performance awards, under which up to 517,618 shares collectively may be issued as follows, depending upon the Company’s total shareholder return and/or return on investment over the three-year periods then ended: from 0 to 198,786 shares in April 2009, from 0 to 148,802 shares in May 2010 and from 0 to 170,030 shares in April 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning director and executive related party transactions will appear in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before March 30, 2009, within the section “Corporate Governance” and under the captions “Director Independence” and “Related Party Transaction Policy”. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal account fees and services will appear in our Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before March 30, 2009, in the last paragraph under the caption “Audit Committee Report.” Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements

See Part II, Item 8. Financial Statements and Supplementary Data beginning on page 51 of this Form 10-K.

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

3. Exhibits:

Unless otherwise indicated below as being incorporated by reference to another filing of the Company with the Securities and Exchange Commission, each of the following exhibits is filed herewith:

3a	Restated Certificate of Incorporation of the Company, dated February 17, 1984 (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-84369 on Form S-8) and the Certificates of Designation for the Company’s Series A Preferred Stock (and Certificate of Correction related thereto) (incorporated by reference to Exhibit 4.8 to Registration Statement No. 333-84369 on Form S-8), Series B Preferred Stock (incorporated by reference to Exhibit 4d to Form 10-K for the fiscal year ended December 31, 1999), Series D Preferred Stock (incorporated by reference to Exhibit 4.11 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002), and Series E Preferred Stock (incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002).
3b	Bylaws amended as of January 22, 2009, incorporated by reference to Form 8-K dated as of January 22, 2009 (File No. 1-5491).
4a	Certificate of Change of Address of Registered Office and of Registered Agent dated July 25, 1984, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).
4b	Certificate of Amendment of Certificate of Incorporation dated April 24, 1987, incorporated by reference to Exhibit 4.5 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).
4c	Certificate of Designation of the Series A Junior Preferred Stock dated March 2, 1992, incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A/A filed on February 12, 2002 (File No. 1-5491).
4f	Certificate of Designation of the Series C Preferred Stock dated July 28, 2000, incorporated by reference to Exhibit 4.10 to Registration Statement No. 333-44874 on Form S-8 (File No. 1-5491).
4i	Amended and Restated Rights Agreement, dated as of January 24, 2002, between Rowan and Computershare Trust Co. Inc. as Rights Agent, incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A/A filed on March 21, 2003 (File No. 1-5491).
4j	Amendment to the Amended and Restated Rights Agreement, dated September 29, 2008 between the Company and Wells Fargo Bank, National Association.
4k	Specimen Common Stock certificate, incorporated by reference to Exhibit 4k to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
4l	Form of Promissory Note date April 27, 2000 between purchasers of Series C Floating Rate Subordinated Convertible Debentures due 2010 and Rowan, incorporated by reference to Exhibit 4n to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).
10a	Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Appendix C to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491) and Form of Stock Option Agreement related thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).
10b	1998 Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491) and Form of Stock Option Agreement related thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).

10c	1998 Convertible Debenture Incentive Plan, incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491) and Form of Debenture related thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).
10d	Pension Restoration Plan, incorporated by reference to Exhibit 10h to Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).
10e	Pension Restoration Plan of LeTourneau, Inc., a wholly owned subsidiary of the Company, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).
10f	Participation Agreement dated December 1, 1984 between Rowan and Textron Financial Corporation et al. and Bareboat Charter dated December 1, 1984 between Rowan and Textron Financial Corporation et al., incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).
10g	Participation Agreement dated December 1, 1985 between Rowan and Eaton Leasing Corporation et. al. and Bareboat Charter dated December 1, 1985 between Rowan and Eaton Leasing Corporation et. al., incorporated by reference to Exhibit 10d to Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).
10h	Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1984 between Rowan and Textron Financial Corporation et al, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
10i	Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1985 between Rowan and Eaton Leasing Corporation et. al, incorporated by reference to Exhibit 10k to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
10j	Commitment to Guarantee Obligations dated December 17, 1996 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla V), incorporated by reference to Exhibit 10t to Form 10-K for fiscal year ended December 31, 1996 (File No. 1-5491).
10k	Amendment No. 1 dated June 30, 1997 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla V), incorporated by reference to Exhibit 10p to 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).
10l	Amendment No. 2 dated July 1, 1998 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla V), incorporated by reference to Exhibit 10o to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).
10m	Credit Agreement and Trust Indenture both dated December 17, 1996 between Rowan and Citibank, N.A. (relating to Gorilla V), incorporated by reference to Exhibit 10u to Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).
10n	Amendment No. 1 to the Credit Agreement and Supplement No. 1 to Trust Indenture both dated July 1, 1997 between Rowan and Citibank, N.A. (relating to Gorilla V), incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).
10o	Supplement No. 2 dated July 1, 1998 to Trust Indenture between Rowan and Citibank, N.A. (relating to Gorilla V), incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).
10p	Commitment to Guarantee Obligations dated September 29, 1998 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla VI), incorporated by reference to Exhibit 10a to Form 10-Q for fiscal quarter ended September 30, 1998 (File No. 1-5491).
10q	Credit Agreement and Trust Indenture both dated September 29, 1998 between Rowan and Citibank, N.A. (relating to Gorilla VI), incorporated by reference to Exhibit 10b to Form 10-Q for the fiscal quarter ended September 30, 1998 (File No. 1-5491).
10r	Amendment No. 1 dated March 15, 2001 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla VI), incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).

10s	Supplement No. 1 dated March 15, 2001 to Trust Indenture between Rowan and Citibank, N.A. (relating to Gorilla VI), incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).
10t	Commitment to Guarantee Obligations dated October 29, 1999 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla VII), incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
10u	Credit Agreement and Trust Indenture both dated October 29, 1999 between Rowan and Citibank, N.A. (relating to Gorilla VII), incorporated by reference to Exhibit 10w to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
10v	Amendment No. 1 dated June 30, 2003 to the Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to Gorilla VII), incorporated by reference to Exhibit 10x to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
10w	Supplement No. 1 dated June 30, 2003 to Trust Indenture between Rowan and Citibank, N.A. (relating to Gorilla VII), incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
10x	Commitment to Guarantee Obligations dated May 23, 2001 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to the Bob Palmer, formerly Gorilla VIII), incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
10y	Credit Agreement and Trust Indenture both dated May 23, 2001 between Rowan and Citibank, N.A. (relating to the Bob Palmer, formerly Gorilla VIII), incorporated by reference to Exhibit 10z to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
10z	Commitment to Guarantee Obligations dated May 28, 2003 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to the Scooter Yeargain), incorporated by reference to Exhibit 10bb to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
10aa	Credit Agreement and Trust Indenture both dated May 28, 2003 between Rowan and Citibank, N.A. (relating to the Scooter Yeargain), incorporated by reference to Exhibit 10cc to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
10bb	Amendment No. 1 dated June 15, 2005 to the Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to the Scooter Yeargain), incorporated by reference to Exhibit 10a to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).
10cc	Supplement No. 1 dated June 15, 2005 to Trust Indenture between Rowan and Citibank, N.A. (relating to the Scooter Yeargain), incorporated by reference to Exhibit 10b to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).
10dd	Commitment to Guarantee Obligations dated May 28, 2003 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10dd to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
10ee	Credit Agreement and Trust Indenture both dated May 28, 2003 between Rowan and Citibank, N.A. (relating to the Bob Keller, formerly Tarzan II), incorporated by reference to Exhibit 10ee to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
10ff	Amendment No. 1 dated March 28, 2005 to Credit Agreement between Rowan and Citibank, N.A. (relating to the Bob Keller, formerly Tarzan II), incorporated by reference to Exhibit 10a to Form 10-Q for the quarterly period ended March 31, 2005 (File No. 1-5491).
10gg	Amendment No. 2 dated May 4, 2005 to Credit Agreement between Rowan and Citibank, N.A. (relating to the Bob Keller, formerly Tarzan II), incorporated by reference to Exhibit 10b to Form 10-Q for the quarterly period ended March 31, 2005 (File No. 1-5491).
10hh	Rowan Companies, Inc. Short-Term Incentive Plans, incorporated by reference to Exhibit 10.1 to Form 8-K filed May 4, 2006 (File No. 1-5491).

10ii	Memorandum Agreement dated January 26, 2006 between Rowan and C. R. Palmer, incorporated by reference to Exhibit 10jj to Form 10-K for fiscal year ended December 31, 2005 (File No. 1-5491).
10jj	Rowan Companies, Inc. 2005 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed May 10, 2005 (File No. 1-5491) and Form of Non-Employee Director 2005 Restricted Stock Unit Grant, Form of Non-Employee Director 2006 Restricted Stock Unit Grant, Form of 2005 Restricted Stock Grant Agreement, Form of 2005 Nonqualified Stock Option Agreement, Form of 2005 Performance Share Award Agreement related thereto, each incorporated by reference to Exhibits 10c, 10d, 10e, 10f and 10g, respectively, to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).
10kk	Change in Control Agreement and Change in Control Supplement for the Rowan Companies, Inc. Restated 1988 Nonqualified Stock Option Plan and the 2005 Rowan Companies, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed December 20, 2007 (File 1-5491).
10ll	Credit Agreement dated as of June 23, 2008 among Rowan Companies, Inc., as Borrower (“Rowan”), the Lenders Party thereto, as Lenders, Wells Fargo Bank, NA, as Administrative Agent, Issuing Lender and Swingline Lender, Bayerische Hypo-Und Vereinsbank AG, as Syndication Agent, and Amegy Bank NA, as Documentation Agent, incorporated by reference to Form 8-K filed June 25, 2008 ((File 1-5491).
14	Code of Business Conduct for Senior Financial Officers of the Company, incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
21	Subsidiaries of the Registrant as of February 27, 2009.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 2008.
31a	Rule 13a-14(a)/15d-14(a) Certification (Section 302 of the Sarbanes-Oxley Act of 2002).
31b	Rule 13a-14(a)/15d-14(a) Certification (Section 302 of the Sarbanes-Oxley Act of 2002).
32	Section 1350 Certifications (furnished under Section 906 of the Sarbanes-Oxley Act of 2002).
99	Annual CEO Certification to the New York Stock Exchange.

*	Only portions specifically incorporated herein are deemed to be filed.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Compensatory plans in which Rowan’s directors and executive officers participate are listed as follows:

•	Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Appendix C to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491).

•	1998 Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491).

•	1998 Convertible Debenture Incentive Plan, incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491).

•	Pension Restoration Plan, incorporated by reference to Exhibit 10i to Form 10-K for the fiscal year ended December 31, 1992 (File 1-5491).

•	Pension Restoration Plan of LeTourneau, Inc., a wholly owned subsidiary of the Company, incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

•	Profit Sharing Plan incorporated by reference to Exhibit 10.1 to Form 8-K filed May 4, 2006 (File No. 1-5491).

•	Bonus Plan incorporated by reference to Exhibit 10.1 to Form 8-K filed May 4, 2006 (File No. 1-5491).

•	2005 Long-Term Incentive Plan incorporated by reference to Exhibit 10.1 to Form 8-K filed May 10, 2005 (File No. 1-5491).

•	Change in Control Agreement and Change in Control Supplement for the Rowan Companies, Inc. Restated 1988 Nonqualified Stock Option Plan and the 2005 Rowan Companies, Inc. Long-Term Incentive Plan incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed December 20, 2007 (File 1-5491).

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

ROWAN COMPANIES, INC.

By:	/s/ W. MATT RALLS
(W. Matt Ralls
President and Chief Executive Officer)

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ W. MATT RALLS (W. Matt Ralls)	President, Chief Executive Officer and Director	March 2, 2009

/s/ W. H. WELLS (W. H. Wells)	Principal Financial Officer	March 2, 2009

/s/ GREGORY M. HATFIELD (Gregory M. Hatfield)	Principal Accounting Officer	March 2, 2009

/s/ *R. G. CROYLE (R. G. Croyle)	Director	March 2, 2009

/s/ *WILLIAM T. FOX III (William T. Fox III)	Director	March 2, 2009

/s/ *SIR GRAHAM HEARNE (Sir Graham Hearne)	Director	March 2, 2009

/s/ *JOHN R. HUFF (John R. Huff)	Director	March 2, 2009

/s/ *ROBERT E. KRAMEK (Robert E. Kramek)	Director	March 2, 2009

/s/ *FREDERICK R. LAUSEN (Frederick R. Lausen)	Director	March 2, 2009

/s/ *H. E. LENTZ (H. E. Lentz)	Chairman of the Board	March 2, 2009

Signature	Title	Date

/s/ *LORD MOYNIHAN (Lord Moynihan)	Director	March 2, 2009

/s/ *P. DEXTER PEACOCK (P. Dexter Peacock)	Director	March 2, 2009

/s/ *JOHN J. QUICKE (John J. Quicke)	Director	March 2, 2009

*By: /s/ W. MATT RALLS (W. Matt Ralls, Attorney-in-Fact)

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended: December 31, 2008	Commission file number: 1-5491

ROWAN COMPANIES, INC.
(Exact name of Registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Footnote	Exhibit
Reference	Number	Exhibit Description

(1)	3a	Restated Certificate of Incorporation of the Company, dated February 17, 1984 (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-84369 on Form S-8) and the Certificates of Designation for the Company’s Series A Preferred Stock (and Certificate of Correction related thereto) (incorporated by reference to Exhibit 4.8 to Registration Statement No. 333-84369 on Form S-8), Series B Preferred Stock (incorporated by reference to Exhibit 4d to Form 10-K for the fiscal year ended December 31, 1999), Series D Preferred Stock (incorporated by reference to Exhibit 4.11 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002), and Series E Preferred Stock (incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002).
(1)	3b	Bylaws amended as of January 22, 2009, incorporated by reference to Form 8-K dated as of January 22, 2009 (File No. 1-5491).
(1)	4a	Certificate of Change of Address of Registered Office and of Registered Agent dated July 25, 1984, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).
(1)	4b	Certificate of Amendment of Certificate of Incorporation dated April 24, 1987, incorporated by reference to Exhibit 4.5 to Registration Statement No. 333-84369 on Form S-8 (File No. 1-5491).
(1)	4c	Certificate of Designation of the Company’s Series A Junior Preferred Stock dated March 2, 1992 incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-84369 on Form 8A/A filed on February 12, 2002 (File No. 1-5491).
(1)	4f	Certificate of Designation of the Series C Preferred Stock dated July 28, 2000, incorporated by reference to Exhibit 4.10 to Registration Statement No. 333-44874 on Form S-8 (File No. 1-5491).
(1)	4i	Amended and Restated Rights Agreement, dated January 24, 2002, between the Company and Citibank, N.A. as Rights Agent incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A/A filed on February 12, 2002 (File No. 1-5491).
(2)	4j	Amendment to the Amended and Restated Rights Agreement, dated September 29, 2008 between the Company and Wells Fargo Bank, National Association.
(1)	4k	Specimen Common Stock certificate, incorporated by reference to Exhibit 4k to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
(1)	4l	Form of Promissory Note date April 27, 2000 between purchasers of Series C Floating Rate Subordinated Convertible Debentures due 2010 and Rowan incorporated by reference to Exhibit 4n to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).
(1)	10a	Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Appendix C to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491) and Form of Stock Option Agreement related thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).
(1)	10b	1998 Nonemployee Director Stock Option Plan of the Company incorporated by reference to Exhibit 10b of Form 10-Q for the fiscal quarter ended March 31, 1998 (File No. 1-5491) and Form of Stock Option Agreement related thereto thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).
(1)	10c	1998 Convertible Debenture Incentive Plan, incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491) and Form of Debenture related thereto, incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-5491).
(1)	10d	Pension Restoration Plan of the Company incorporated by reference to Exhibit 10h to Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-5491).
(1)	10e	Pension Restoration Plan of LeTourneau, Inc incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-5491).

Footnote	Exhibit
Reference	Number	Exhibit Description

(1)	10f	Participation Agreement dated December 1, 1984 between the Company and Textron Financial Corporation et al. and Bareboat Charter dated December 1, 1984 between the Company and Textron Financial Corporation et al. incorporated by reference to Exhibit 10c to Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).
(1)	10g	Participation Agreement dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al. and Bareboat Charter dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al. incorporated by reference to Exhibit 10d to Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-5491).
(1)	10h	Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1984 between the Company and Textron Financial Corporation et. al., incorporated by reference to Exhibit 10j to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
(1)	10i	Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1985 between the Company and Eaton Leasing Corporation et. al., incorporated by reference to Exhibit 10K to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
(1)	10j	Commitment to Guarantee Obligations and First Preferred Ship Mortgage both dated December 17, 1996 between the Company and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10t to Form 10-K for fiscal year ended December 31, 1996 (File No. 1-5491).
(1)	10k	Amendment No. 1 dated June 30, 1997 to Commitment to Guarantee Obligations between the Company and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10p to Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).
(1)	10l	Amendment No. 2 dated July 1, 1998 to Commitment to Guarantee Obligations between the Company and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10o to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).
(1)	10m	Credit Agreement and Trust Indenture both dated December 17, 1996 between the Company and Citibank, N.A. incorporated by reference to Exhibit 10u to Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-5491).
(1)	10n	Amendment No. 1 to the Credit Agreement and Supplement No. 1 to Trust Indenture both dated July 1, 1997 between the Company and Citibank, N.A. incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5491).
(1)	10o	Supplement No. 2 dated July 1, 1998 to Trust Indenture between the Company and Citibank, N.A, incorporated by reference to Exhibit 10r to Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-5491).
(1)	10p	Commitment to Guarantee Obligations and First Preferred Ship Mortgage both dated September 29, 1998 between the Company and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10a to Form 10-Q for fiscal quarter ended September 30, 1998 (File No. 1-5491).
(1)	10q	Credit Agreement and Trust Indenture both dated September 29, 1998 between the Company and Citibank, N.A. incorporated by reference to Exhibit 10b to Form 10-Q for the fiscal quarter ended September 30, 1998 (File No. 1-5491).
(1)	10r	Amendment No. 1 dated March 15, 2001 to Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).
(1)	10s	Supplement No. 1 dated March 15, 2001 to Trust Indenture between Rowan and Citibank, N.A. incorporated by reference to Exhibit 10w to Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-5491).

Footnote	Exhibit
Reference	Number	Exhibit Description

(1)	10t	Commitment to Guarantee Obligations dated October 29, 1999 and First Preferred Ship Mortgage between the Company and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10v to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
(1)	10u	Credit Agreement and Trust Indenture both dated October 29, 1999 between the Company and Citibank, N.A., incorporated by reference to Exhibit 10w to Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-5491).
(1)	10v	Amendment No. 1 dated June 30, 2003 to the Commitment to Guarantee Obligations between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10x to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
(1)	10w	Supplement No. 1 dated June 30, 2003 to Trust Indenture between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
(1)	10x	Commitment to Guarantee Obligations dated May 23, 2001 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10y to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
(1)	10y	Credit Agreement and Trust Indenture both dated May 23, 2001 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10z to Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-5491).
(1)	10z	Commitment to Guarantee Obligations dated May 28, 2003 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10bb to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
(1)	10aa	Credit Agreement and Trust Indenture both dated May 28, 2003 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10cc to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
(1)	10bb	Amendment No. 1 dated June 15, 2005 to the Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation, incorporated by reference to Exhibit 10a to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).
(1)	10cc	Supplement No. 1 dated June 15, 2005 to Trust Indenture between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10b to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).
(1)	10dd	Commitment to Guarantee Obligations dated May 28, 2003 and First Preferred Ship Mortgage between Rowan and the Maritime Administration of the U.S. Department of Transportation , incorporated by reference to Exhibit 10dd to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
(1)	10ee	Credit Agreement and Trust Indenture both dated May 28, 2003 between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10ee to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
(1)	10ff	Amendment No. 1 dated March 28, 2005 to Credit Agreement between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10a to Form 10-Q for the quarterly period ended March 31, 2005 (File No. 1-5491).
(1)	10gg	Amendment No. 2 dated May 4, 2005 to Credit Agreement between Rowan and Citibank, N.A., incorporated by reference to Exhibit 10b to Form 10-Q for the quarterly period ended March 31, 2005 (File No. 1-5491).
(1)	10hh	Rowan Companies, Inc. Short-Term Incentive Plans, incorporated by reference to Exhibit 10.1 to Form 8-K filed May 4, 2006 (File No. 1-5491).

Footnote	Exhibit
Reference	Number	Exhibit Description

(1)	10ii	Memorandum Agreement dated January 26, 2006 between Rowan and C. R. Palmer incorporated by reference to Exhibit 10jj to Form 10-K for fiscal year ended December 31, 2005 (File No. 1-5491).
(1)	10jj	Rowan Companies, Inc. 2005 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed May 10, 2005 (File No. 1-5491) and Form of Non-Employee Director 2005 Restricted Stock Unit Grant, Form of Non-Employee Director 2006 Restricted Stock Unit Grant, Form of 2005 Restricted Stock Grant Agreement, Form of 2005 Nonqualified Stock Option Agreement, Form of 2005 Performance Share Award Agreement related thereto, each incorporated by reference to Exhibits 10c, 10d, 10e, 10f and 10g, respectively, to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).
(1)	10kk	Change in Control Agreement and Change in Control Supplement for the Rowan Companies, Inc. Restated 1988 Nonqualified Stock Option Plan and the 2005 Rowan Companies, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed December 20, 2007 (File 1-5491).
(1)	10ll	Credit Agreement dated as of June 23, 2008 among Rowan Companies, Inc., as Borrower (“Rowan”), the Lenders Party thereto, as Lenders, Wells Fargo Bank, NA, as Administrative Agent, Issuing Lender and Swingline Lender, Bayerische Hypo-Und Vereinsbank AG, as Syndication Agent, and Amegy Bank NA, as Documentation Agent, incorporated by reference to Form 8-K filed June 25, 2008 ((File 1-5491).
(1)	14	Code of Business Conduct for Senior Financial Officers of the Company, incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-5491).
(2)	21	Subsidiaries of the Registrant as of February 27, 2009
(2)	23	Consent of Independent Registered Public Accounting Firm
(2)	24	Powers of Attorney pursuant to which names were affixed to this Form 10-K for the fiscal year ended December 31, 2008
(2)	31a	Rule 13a-14(a)/15d-14(a) Certification (Section 302 of the Sarbanes-Oxley Act of 2002).
(2)	31b	Rule 13a-14(a)/15d-14(a) Certification (Section 302 of the Sarbanes-Oxley Act of 2002).
(2)	32	Section 1350 Certifications (Section 906 of the Sarbanes-Oxley Act of 2002).
(2)	99	Annual CEO Certification to the New York Stock Exchange.

(1)	Incorporated herein by reference to another filing of the Company with the Securities and Exchange Commission.

(2)	Included herein.