Form 10-Q
period 2009-03-31
ROWAN COMPANIES INC
filed 2009-05-11
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.   Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No☑

The number of shares of common stock, $.125 par value, outstanding at April 30, 2009 was 113,077,255.

ROWAN COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$192,792	$222,428
Receivables - trade and other	443,081	484,962
Inventories - at cost:
Raw materials and supplies	351,800	337,503
Work-in-progress	212,324	213,177
Finished goods	715	749
Prepaid expenses and other current assets	48,927	59,466
Deferred tax assets - net	48,163	50,902
Total current assets	1,297,802	1,369,187

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	3,554,124	3,503,590
Manufacturing plant and equipment	250,371	249,725
Construction in progress	499,253	425,182
Other property and equipment	136,087	126,915
Total	4,439,835	4,305,412
Less accumulated depreciation and amortization	1,197,377	1,157,884
Property, plant and equipment - net	3,242,458	3,147,528

OTHER ASSETS	28,346	32,177

TOTAL	$4,568,606	$4,548,892

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$64,922	$64,922
Accounts payable - trade	157,746	235,048
Deferred revenues	176,751	174,086
Billings in excess of uncompleted contract costs and estimated profit	59,179	57,119
Accrued compensation and related employee costs	80,269	108,060
Other current liabilities	81,450	105,407
Total current liabilities	620,317	744,642

LONG-TERM DEBT - less current maturities	336,853	355,560

OTHER LIABILITIES	368,050	362,026

DEFERRED INCOME TAXES - net	449,073	426,848

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
Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued
Common stock, $.125 par value:
Authorized 150,000,000 shares; issued 113,146,968 shares at
March 31, 2009 and 113,115,830 shares at December 31, 2008	14,144	14,141
Additional paid-in capital	1,066,001	1,063,202
Retained earnings	1,933,722	1,802,022
Cost of 80,452 and 79,948 treasury shares, respectively	(2,538)	(2,533)
Accumulated other comprehensive loss	(217,016)	(217,016)
Total stockholders' equity	2,794,313	2,659,816

TOTAL	$4,568,606	$4,548,892

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For The Three Months
	Ended March 31,
	2009	2008
	(Unaudited)
REVENUES:
Drilling services	$380,370	$340,421
Manufacturing sales and services	114,438	145,068
Total	494,808	485,489

COSTS AND EXPENSES:
Drilling operations (excluding items shown below)	145,381	156,539
Manufacturing operations (excluding items shown below)	90,808	126,164
Depreciation and amortization	40,499	33,091
Selling, general and administrative	24,576	27,399
Gain on disposals of property and equipment	(4,701)	(5,375)
Total	296,563	337,818

INCOME FROM OPERATIONS	198,245	147,671

OTHER INCOME (EXPENSE):
Interest expense	(3,143)	(5,566)
Less interest capitalized	2,764	4,839
Interest income	331	3,175
Other - net	1,414	335
Other income - net	1,366	2,783

INCOME BEFORE INCOME TAXES	199,611	150,454
Provision for income taxes	67,911	51,829

NET INCOME	$131,700	$98,625

PER SHARE AMOUNTS:
Net income - basic	$1.16	$.88
Net income - diluted	$1.16	$.88

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For The Three Months
	Ended March 31,
	2009	2008
	(Unaudited)
CASH PROVIDED BY (USED IN):
Operations:
Net income	$131,700	$98,625
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	40,499	33,091
Deferred income taxes	24,964	9,474
Provision for pension and postretirement benefits	11,662	7,972
Stock-based compensation expense	2,969	2,731
Postretirement benefit claims paid	(817)	(712)
Gain on disposals of property, plant and equipment	(4,701)	(5,375)
Contributions to pension plans	(7,324)	(221)
Changes in current assets and liabilities:
Receivables - trade and other	36,157	39,600
Inventories	(13,410)	(56,135)
Prepaid expenses and other current assets	10,539	18,067
Accounts payable	(114,241)	(24,814)
Income taxes payable	(13,575)	15,194
Deferred revenues	2,665	(3,602)
Billings in excess of uncompleted contract costs and estimated profit	2,060	(15,631)
Other current liabilities	(31,049)	(1,528)
Net changes in other noncurrent assets and liabilities	(822)	(8,090)
Net cash provided by operations	77,276	108,646

Investing activities:
Capital expenditures	(93,631)	(156,156)
Proceeds from disposals of property, plant and equipment	5,310	16,656
Change in restricted cash balance	-	50,000
Net cash used in investing activities	(88,321)	(89,500)

Financing activities:
Repayments of borrowings	(18,707)	(18,707)
Payment of cash dividends	-	(11,095)
Proceeds from stock option and convertible debenture plans and other	116	15,124
Net cash used in financing activities	(18,591)	(14,678)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,636)	4,468
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	222,428	284,458
CASH AND CASH EQUIVALENTS, END OF PERIOD	$192,792	$288,926

See Notes to Unaudited Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.
The consolidated financial statements of Rowan Companies, Inc. (“Rowan” or “the Company”) included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission.  Certain information and notes have been condensed or omitted as permitted by those rules and regulations.  Rowan believes that the disclosures included herein are adequate, but suggests that you read these consolidated financial statements in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Rowan believes the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2009 and the results of its operations and cash flows for the three months ended March 31, 2009 and 2008.  Rowan’s results of operations and cash flows for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the full year.

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

Rowan’s drilling operations are conducted in domestic and foreign areas.  The Company’s Manufacturing operations are primarily conducted in Longview and Houston, Texas, and Vicksburg, Mississippi, though products are shipped throughout the United States and to many foreign locations.

The following table presents total assets by operating segment as of March 31, 2009 and December 31, 2008 (in millions):

	March 31,	December 31,
	2009	2008

Drilling	$3,749.0	$3,714.3
Manufacturing:
Drilling Products and Systems	592.0	583.1
Mining, Forestry and Steel Products	227.6	251.5
Total Manufacturing	819.6	834.6
Total	$4,568.6	$4,548.9

The following table presents certain financial information by operating segment for the three months ended March 31, 2009 and 2008 (in millions):

	2009	2008

Revenues:
Drilling	$380.4	$340.4
Manufacturing:
Drilling Products and Systems	144.6	170.1
Mining, Forestry and Steel Products	43.3	54.0
Eliminations	(73.5)	(79.0)
Total manufacturing	114.4	145.1
Total	$494.8	$485.5

Income from operations:
Drilling	$187.1	$143.6
Manufacturing:
Drilling Products and Systems	26.5	14.7
Mining, Forestry and Steel Products	5.1	2.4
Eliminations	(20.5)	(13.0)
Total manufacturing	11.1	4.1
Total	$198.2	$147.7

Assets are ascribed to a segment based upon their direct use.  Rowan classifies its drilling rigs as domestic or foreign based upon the rig’s operating location.  Accordingly, drilling rigs operating in or offshore the United States are considered domestic assets, and rigs operating in other areas are deemed foreign assets.  At March 31, 2009, the Company had ten offshore rigs and 31 land rigs located in domestic areas and 12 offshore rigs located in foreign areas.

Foreign source revenues for the three months ended March 31, 2009 and 2008 were as follows (in millions):

	2009	2008

Drilling:
Middle East	$120.5	$109.6
Europe	50.1	44.4
West Africa	30.9	25.6
Trinidad	-	24.0
Mining, Forestry and Steel Products - Australia and other	12.1	8.2
Total	$213.6	$211.8

3.
Rowan generally recognizes manufacturing sales and related costs when title passes as products are shipped.  Revenues from longer-term manufacturing projects such as offshore rigs and rig kits are recognized on the percentage-of-completion basis using costs incurred relative to total estimated costs.  Costs are recorded separately for each project and by significant activity or component within each project, and include materials issued to the project, labor expenses that are incurred directly for the project and overhead expenses that are allocated across all projects at consistent rates per labor hour.  Incurred costs include only those that measure project work performed.  Material costs incurred, for example, do not include materials purchased but remaining in inventory.  Only when such materials have been used in production on a project are they included in incurred project costs.  The determination of total estimated project costs is performed monthly based upon then current information.  This process involves an evaluation of progress towards project milestones and an assessment of work left to complete each project activity or component, and is based on physical observations by project managers and engineers.  An estimate of project costs is then developed for each significant activity or component based upon the assessment of project status, actual costs incurred to date, and outstanding commitments for project materials and services.  The Company does not recognize any estimated profit until such projects are at least 10% complete, though a full provision is made immediately for any anticipated losses.

The following table summarizes the status of Rowan’s long-term construction projects in process, including any advance payments received for projects not yet begun and completed projects with outstanding collections (in millions):

	March 31,	December 31,
	2009	2008

Total contract value of long-term projects in process (or not yet begun)	$199.2	$290.7
Payments received	119.0	168.6
Revenues recognized	61.6	119.7
Costs recognized	39.7	74.5
Payments received in excess of revenues recognized	57.4	48.9

Billings in excess of uncompleted contract costs
and estimated profit	$59.2	$57.1
Uncompleted contract costs and estimated profit
in excess of billings (included in other current assets)	$1.8	$8.2

During the three months ended March 31, 2009, Rowan recognized approximately $26.1 million of manufacturing revenues and $16.2 million of manufacturing costs related to long-term construction projects, consisting entirely of rig kits, on the percentage-of-completion basis.

4.	Rowan’s computations of basic and diluted income per share for the three months ended March 31, 2009 and 2008 are as follows (in thousands except per share amounts):

	2009	2008

Average common shares outstanding	113,126	111,463
Dilutive securities:
Stock options	46	892
Convertible debentures	-	221
Average shares for diluted calculations	113,172	112,576

Net income	$131,700	$98,625
Net income per share:
Basic	$1.16	$.88
Diluted	$1.16	$.88

Rowan had 2,039,536 and 2,098,337 stock options outstanding at March 31, 2009 and 2008, respectively, and another 35,009 and 726,393 shares, respectively, were issuable at those dates through the conversion of debentures.

5.
Rowan had no items of other comprehensive income during the three months ended March 31, 2009 or 2008.  Interest payments (net of amounts capitalized) were $1.8 million and $2.5 million for the three months ended March 31, 2009 and 2008, respectively.  Tax payments (net of refunds) were $56.6 million and $69.1 million for the three months ended March 31, 2009 and 2008, respectively.  Accrued capital expenditures were $36.7 million and $27.4 million at March 31, 2009 and 2008, respectively.

Stock-based compensation expense was $3.0 million and $2.7 million for the three months ended March 31, 2009 and 2008, respectively.  At March 31, 2009, Rowan had approximately $15 million of unrecognized future stock-based compensation expense.

6.	Rowan sponsors defined benefit pension plans covering substantially all of its employees, and provides health care and life insurance benefits for certain retired employees.

During the first quarter of 2009, Rowan contributed $8.1 million toward its pension and other retiree benefit plans.  Rowan currently expects to make additional payments totaling approximately $36 million during the remainder of 2009 for pension and other retiree benefit plan contributions.

As previously reported, Rowan amended the benefit formula for new drilling plan entrants effective January 1, 2008 in order to reduce the rate at which the plan’s liabilities were growing.  The Company recently amended the plan’s benefit formula to be effective as of July 1, 2009, for active employees who were earning benefits in the plan prior to January 1, 2008.  The plan changes that become effective July 1 will result in a reduction in 2009 pension expense of approximately $7 million, or $0.04 per share net of tax.

Net periodic pension cost for the three months ended March 31, 2009 and 2008 included the following components (in thousands):

	2009	2008

Service cost	$4,428	$3,370
Interest cost	8,313	7,650
Expected return on plan assets	(7,154)	(7,281)
Recognized actuarial loss	4,016	2,499
Amortization of prior service cost	(62)	(63)
Total	$9,541	$6,175

Other retiree benefit cost for the three months ended March 31, 2009 and 2008 included the following components (in thousands):

	2009	2008

Service cost	$623	$509
Interest cost	1,230	1,104
Recognized actuarial loss	155	70
Amortization of transition obligation	163	165
Amortization of prior service cost	(50)	(51)
Total	$2,121	$1,797

7.
The extent of hurricane damage sustained throughout the Gulf Coast area in recent years has dramatically increased the cost and reduced the availability of insurance coverage for windstorm losses.  During the Company’s April 2006 policy renewal, the Company determined that windstorm coverage meeting the requirements of its existing debt agreements was cost-prohibitive.  As all of Rowan’s debt is government-guaranteed through the Title XI program of U.S. Department of Transportation’s Maritime Administration (“MARAD”), the Company obtained from MARAD a waiver of the original insurance requirements in return for providing additional security.  On March 31, 2008, in connection with Rowan’s policy renewal, the additional security provisions were modified.  The Company’s minimum restricted cash balance was eliminated, and its unrestricted cash requirement was reduced from $31 million to $25 million.  Rowan remains subject to restrictions on the use of certain insurance proceeds should the Company experience further losses.  Each of these security provisions will be released by MARAD should Rowan be able to obtain windstorm coverage that satisfies the original terms of its debt agreements.

8.
During 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that Rowan believes to be more than sufficient to satisfy its obligations under the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig.  However, the parties holding interests in the rig under the charter claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value.

Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment.  On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner interests filed a counterclaim for a variety of relief, claiming a right to payment under the charter based on a post-casualty rig valuation of approximately $83 million.  The insurance proceeds were placed in escrow.  The district court ultimately granted judgment against Rowan for the difference between (a) what Rowan had already paid to the Owner Trustee out of the escrowed insurance proceeds and (b) that rig valuation.  On March 31, 2009, the Court of Appeals for the 14th District of Texas reversed this judgment, holding that the Company’s interpretation of the charter was substantially correct, but directing Rowan to pay additional amounts due under the charter.  The Company has since made this payment out of the escrowed insurance proceeds.  In addition, the Court of Appeals remanded the case for further proceedings in the district court to resolve additional issues and to determine the parties’ respective rights to the balance of the escrowed insurance proceeds.  The Company believes that no further payment is owed to the opposing parties under the charter and intends to pursue that position vigorously in all subsequent court proceedings.

During 2004, Rowan learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U.S. Department of Justice (“DOJ”) had begun conducting a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs, including a rig known as the  Rowan-Midland, which at various times operated in the Gulf of Mexico.  In 2007, the Company entered into a plea agreement with the DOJ, as amended, under which the Company made fines and community service payments totaling $9 million and agreed to be subject to unsupervised probation for a period of three years.  During this period the Company must ensure that it commits no further criminal violations of federal, state, or local laws or regulations and must also continue to implement its comprehensive Environmental Management System Plan.  Subsequent to the conduct at issue, the Company sold the Rowan-Midland to a third party.  Concurrent with the plea agreement, the Environmental Protection Agency approved a compliance agreement with Rowan which, among other things, contains a certification that the conditions giving rise to the violations to which the Company entered guilty pleas have been corrected.  The Company believes that it is fully compliant with the terms of the plea and compliance agreements for the period of probation which ends in 2009.

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

The construction of Rowan’s fourth Tarzan Class jack-up rig, the J.P. Bussell, was originally subcontracted to an outside Gulf of Mexico shipyard, Signal International LLC (“Signal”), and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million.  As a result of various problems encountered on the project, Rowan exercised its right to take over the rig construction pursuant to the terms of the construction contract, and Signal turned the rig over to the Company in March 2008.  The rig was later completed by Rowan’s Drilling Products and Systems segment more than one year behind schedule, and its final cost was approximately 40% over the original estimate.  Accordingly, Rowan has declared Signal in breach of contract and initiated court proceedings styled Rowan Companies, Inc. and LeTourneau Technologies, Inc. vs. Signal International LLC in the 269th Judicial District Court of Harris County, Texas, to recover the cost to complete the rig over and above the agreed contract price, plus interest.  Signal filed a separate counterclaim against Rowan styled Signal International LLC vs. LeTourneau, Inc., in the U.S. District Court, Southern District of Texas, Houston Division, alleging breach of contract and claiming unspecified damages for cost overruns.  That case has been administratively stayed in favor of the State Court proceeding filed by the Company.  Rowan expects that Signal will claim damages for amounts owed and additional costs incurred, totaling in excess of $20 million.  The Company intends to vigorously defend its rights under the contract.  The Company does not believe that it is probable that Rowan has incurred a loss, nor one that is estimable, and has made no accrual for such at March 31, 2009.

On December 9, 2008, the Company received a termination letter from a customer regarding two contracts for the purchase of nine land rigs in the amount of $90.2 million and nine top drives in the amount of $10.3 million.  In the letter, the customer alleged that the top drive contract had not become effective because a down payment was never made and further alleged that they had the right to terminate the land rig contract because of late deliveries.  The Company firmly believes that both allegations are without merit.  Accordingly, the Company initiated court proceedings styled LeTourneau Technologies Drilling Systems, Inc. (“LTDSI”) vs. Nomac Drilling, LLC (“Nomac”) in the United States District Court for the Southern District of Texas, Houston, on December 13, 2008 requesting a declaratory judgment and alleged anticipatory repudiation.  On January 5, 2009, Nomac filed a Notice of Removal to Federal Court.  The Company does not believe any loss that may result in the event of an unfavorable resolution of this matter would have a material adverse effect on its financial position, results of operations or cash flows.

Rowan is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. The Company believes that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on its financial position, results of operations or cash flows.

9.
In late 2007, Rowan announced plans to construct its third and fourth 240C class jack-up rigs, the Joe Douglas and Rig 240C #4, to be financed from available cash flows and delivered in 2010 and 2011, respectively.  (These two rigs were in addition to the Rowan-Mississippi, the Company’s first 240C class jack-up, which was delivered and commenced operations in November 2008, and the Ralph Coffman, which is currently under construction and is expected to be delivered near year-end 2009.)  With the prospect of reduced operating cash flows and uncertain access to additional capital, the Company announced in January 2009 that it was cancelling Rig 240C #4 and suspending construction of the Joe Douglas until at least mid-year 2009.  A portion of amounts expended toward Rig 240C #4 were applied to other projects.  In the fourth quarter of 2008, Rowan recorded an $11.8 million impairment charge for the estimated unrecoverable cost of amounts committed toward Rig 240C #4.  The Company has commitments outstanding and is subject to cancellation fees on the Joe Douglas totaling approximately $18 million.  Should the Company’s cash flows and available borrowing capacity be insufficient, if the Company is unable to obtain alternative financing, or if market conditions continue to deteriorate, the Company may elect to cancel construction of the Joe Douglas.  Rowan expects to make a decision regarding the rig by early July.  Should the Company elect to cancel construction of the Joe Douglas, it would probably incur an impairment charge for a substantial portion of the approximately $85 million of expenditures made and to be made.  Pending the decision on the Joe Douglas, the Company may decide to close the Vicksburg shipyard, which could result in up to a $26 million charge at that time.

In late 2007, Rowan signed contracts with Keppel AmFELS, Inc. (“Keppel”) to have four EXL (formerly Super 116E) class jack-up rigs constructed at its Brownsville, Texas, shipyard, to be financed from available cash flows and delivered in 2010 and 2011.  Each rig is expected to cost from $185 to $190 million, with more than one-third of the amount attributable to the design, kit components, and drilling equipment to be provided by Rowan’s Manufacturing division.  With the prospect of reduced operating cash flows and uncertain access to additional capital, the Company has suspended activity on the fourth rig pending a decision in the coming months about whether to go forward with that rig.  Rowan has commitments outstanding of about $9 million and is subject to a $21 million cancellation fee on the fourth rig.  Should the Company’s cash flows be insufficient, it could be forced to accept unfavorable financing terms in order to complete construction of and avoid penalties on the first three EXL rigs.  Should the Company cancel construction of the fourth EXL rig, it would probably incur an impairment charge for a significant portion of the $60 million of expenditures made and to be made.

10.
Rowan periodically employs letters of credit or other bank-issued guarantees in the normal course of its businesses, and was contingently liable for performance under such agreements to the extent of approximately $58 million at March 31, 2009.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table highlights Rowan’s operating results for the first quarters of 2009 and 2008 (dollars in millions):

			Increase (decrease)
	2009	2008	Amount	%
Revenues:
Drilling	$380.4	$340.4	$40.0	12%
Manufacturing:
Drilling Products and Systems	71.1	91.1	(20.0)	-22%
Mining, Forestry and Steel Products	43.3	54.0	(10.7)	-20%
Total Manufacturing	114.4	145.1	(30.7)	-21%
Total revenues	$494.8	$485.5	$9.3	2%

Costs and expenses:
Drilling	$193.3	$196.8	$(3.5)	-2%
Manufacturing:
Drilling Products and Systems	65.1	89.4	(24.3)	-27%
Mining, Forestry and Steel Products	38.2	51.6	(13.4)	-26%
Total Manufacturing	103.3	141.0	(37.7)	-27%
Total costs and expenses	$296.6	$337.8	$(41.2)	-12%

Operating income:
Drilling	$187.1	$143.6	$43.5	30%
Manufacturing:
Drilling Products and Systems	6.0	1.7	4.3	253%
Mining, Forestry and Steel Products	5.1	2.4	2.7	113%
Total Manufacturing	11.1	4.1	7.0	171%
Total operating income	$198.2	$147.7	$50.5	34%

Net income	$131.7	$98.6	$33.1	34%

As indicated in the preceding table, our consolidated operating income increased by $50.5 million or 34%, when comparing the first quarters of 2009 and 2008, on a $9.3 million or 2% increase in revenues and a $41.2 million or 12% reduction in costs.  See further discussion under segments below.

Net income includes income tax expenses of $67.9 million (34%) and $51.8 million (35%) for the first quarters of 2009 and 2008, respectively.

Drilling operations

The following table highlights the performance of our Drilling segment for the first quarters of 2009 and 2008 (dollars in millions):

	2009		2008
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$380.4	100%	$340.4	100%
Operating costs	(145.4)	-38%	(156.5)	-46%
Depreciation expense	(36.8)	-10%	(29.2)	-9%
Selling, general and administrative expenses	(15.8)	-4%	(16.5)	-5%
Net gain on property disposals	4.7	1%	5.4	2%
Operating income	$187.1	49%	$143.6	42%

Our drilling operations generated a $40.0 million or 12% increase in revenues between periods.  Our average offshore day rate was $173,600 during the first quarter of 2009, compared to $159,700 in the first quarter of 2008.  Our offshore fleet was 93% utilized during the first quarter of 2009, compared to 91% in the first quarter of 2008, with much of the downtime in each period associated with rigs that were being prepared for long-term assignments.  We realized 96 or 6% more revenue-producing days between periods primarily due to the addition of newbuild jack-ups Rowan-Mississippi and J.P. Bussell in November 2008, and foreign operations contributed 53% of the total revenues during the first quarter of 2009, down from 61% in the first quarter of 2008.

Our fleet of 31 land rigs was 74% utilized during the first quarter of 2009, compared to 89% in the first quarter of 2008.  Revenue-producing days decreased by 303, or 13%, despite the net addition of two rigs between periods (three new rig additions less one rig sale).  Our land fleet average day rate was $25,500 during the first quarter of 2009, compared to $23,200 in the first quarter of 2008.

Drilling expenses during the first quarter of 2009 decreased by $11.1 million, or 7%, from the first quarter of 2008 due primarily to lower labor and related fringe benefit costs, repair and maintenance and insurance costs.  Drilling depreciation expense increased by $7.6 million or 26% between periods due primarily to the rig additions discussed above.  Selling, general and administrative expenses incurred by our Drilling segment decreased by $0.7 million or 4% between periods due primarily to lower incentive-based compensation expense.

Our Drilling operations included a $4.7 million net gain on property and equipment disposals during the first quarter of 2009, compared to $5.4 million during the first quarter of 2008.  Both amounts relate primarily to the sale of non-core facilities.

Thus, our Drilling operations yielded a $43.5 million or 30% improvement in operating income between periods.

Drilling Products and Systems

The following table highlights the performance of our Drilling Products and Systems segment for the first quarters of 2009 and 2008 (dollars in millions):

	2009		2008
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$71.1	100%	$91.1	100%
Operating costs	(58.8)	-83%	(80.8)	-89%
Depreciation expense	(2.2)	-3%	(2.4)	-3%
Selling, general and administrative expenses	(4.1)	-6%	(6.2)	-7%
Operating income	$6.0	8%	$1.7	2%

Revenues from Drilling Products and Systems decreased by $20.0 million, or 22%, between periods due primarily to the following:

•	A decrease of $16.5 million attributable to $26.1 million of revenues recognized on three offshore rig kit projects in 2009, as compared to $42.6 million recognized on six projects in 2008;
•	A decrease of $14.1 million attributable to $5.6 million recognized on shipments of land rigs and component packages in 2009, down from $19.7 million in 2008;
•	An increase of $9.0 million attributable to $14.9 million recognized on 18 mud pumps shipped in 2009, up from $5.9 million on nine pumps in 2008.

Revenues from Drilling Products and Systems include revenues recognized under the percentage-of-completion method of accounting as well as at the time of shipment.  Our product revenues are therefore influenced by progress on long-term projects in process and the timing of shipments, and profitability is highly impacted by the mix of product sales.  Original equipment sales, for example, have traditionally yielded lower margins than the related after-market parts sales.  Our average margin on operating costs increased to 17% of revenues in 2009 from 11% in 2008.  Higher margins in 2009 were attributable, in part, to higher prices received for mud pumps and higher contract values on offshore kits.

Selling, general and administrative costs declined by $2.1 million or 34% between periods due primarily to lower compensation and related fringe benefit costs associated with reduced employment levels.

Our Drilling Products and Systems operating results for the 2009 first quarter excludes $73 million of revenues and $53 million of expenses in connection with sales of products and services to our Drilling segment, most of which was attributable to construction of the newbuild jack-up, Ralph Coffman.  Drilling Products and Systems operating results for the comparable quarter of 2008 excludes $79 million of revenues and $66 million of expenses, primarily for construction of the J.P. Bussell, Rowan-Mississippi and Ralph Coffman.

Mining, Forestry and Steel Products

The following table highlights the performance of our Mining, Forestry and Steel Products segment for the first quarters of 2009 and 2008 (dollars in millions):

	2009		2008
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$43.3	100%	$54.0	100%
Operating costs	(32.0)	-74%	(45.4)	-84%
Depreciation expense	(1.5)	-3%	(1.5)	-3%
Selling, general and administrative expenses	(4.7)	-11%	(4.7)	-9%
Operating income	$5.1	12%	$2.4	4%

As indicated in the preceding table, revenues from Mining, Forestry and Steel Products decreased by $10.7 million or 20% between periods.  Most of the decrease was attributable to lower equipment sales.  Shipments of front-end mining loaders and log stackers totaled three units during the first quarter of 2009, compared to five units in the first quarter of 2008.  Parts sales increased by $0.9 million or 5% between periods to $18.3 million during the first quarter of 2009.  Revenues from steel plate sales totaled $12.2 million during the first quarter of 2009, down by $3.0 million or 20% between periods.

Our average margin on operating costs increased to 26% of revenues in the first quarter of 2009 from 16% in the comparable quarter of 2008.  The higher margins were primarily attributable to higher prices for steel plate and a greater share of parts sales.

Outlook

The dramatic declines in oil and natural gas prices beginning in mid-2008 coupled with the weakness in global capital markets have increased our customers’ efforts to preserve liquidity and have adversely affected the economics of certain drilling projects.  Most oil and gas producers, in fact, have significantly reduced their 2009 drilling budgets, which has rapidly impacted the global jack-up market, reducing rig utilization, increasing competition among available rigs for fewer drilling assignments and pressuring day rates downward.  Limitations on the availability of capital, or higher costs of capital, may cause energy companies to make additional budget reductions in the future even if oil and natural gas prices rebound.  Any such reductions would probably accelerate the decline in rig utilization and day rates.

Evidence of weakening global jack-up markets includes the following:

•	Worldwide jack-up utilization is currently 81%, down from about 90% at year-end 2008;
•	Total jack-up demand is currently at 358 rigs, off 9% from the September 2008 peak;
•	Premium jack-up demand is currently at 259, off 5% from the peak set in December 2008;
•	There are 71 jack-ups currently under construction or on order for completion by 2011, most of which do not have drilling contracts in place.

Our backlog of drilling contracts currently exceeds $1.7 billion and extends into 2011.  About two-thirds of our remaining available offshore rig days in 2009 are currently under contract, and most of our drilling contracts have termination penalties.  Facing reduced liquidity, certain of our customers have sought to modify existing contracts, and we have begun to experience slower collections.  Should market conditions worsen, they may seek to further delay payments or cancel drilling commitments.  Though we intend to enforce our drilling contracts and will vigorously defend our rights thereunder, any such disputes may adversely impact our results of operations and cash flows to the extent that collections are delayed and administrative costs are increased.

Hurricanes have caused tremendous damage to drilling and production equipment and facilities throughout the Gulf Coast in recent years.  Rowan suffered a significant loss of prospective revenues from the total destruction of one rig in 2002, four rigs in 2005, and another rig in September 2008.  This has severely impacted the availability and affordability of windstorm insurance in the Gulf of Mexico, which remains significantly more expensive than it was before the 2005 hurricanes, despite reductions in coverage and our retention of significantly more risk for windstorm losses.  Our relocation of rigs from the Gulf of Mexico has helped to offset the increase in insurance rates since 2005.  The damage experienced during the 2008 hurricane season has significantly reduced the availability and increased the cost of windstorm insurance again in 2009.  As a result, we have assumed significantly more of the risk of windstorm losses and have no such coverage on some of our older, lower-specification rigs.

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

Our Drilling operations are currently benefitting from contracted backlog obtained during the predominantly favorable market conditions of the past few years and are profitable.  As noted above, however, market conditions have dramatically worsened over the past several months and could continue to worsen.  As our rigs roll off existing contracts, we have, in certain cases, been forced to accept reduced rates in order to preserve utilization, and have experienced extended idle periods between contracts.  We may need to move our rigs between geographic areas in order to obtain work and may be unable to recover the cost of such mobilizations.  We can provide no assurance, in fact, that utilization of our available rigs can be preserved, that spot day rates will remain above breakeven levels or that our Drilling operations will remain profitable.  Should we cold-stack idle rigs, we could be exposed to higher severance costs and potential impairment charges from reductions in the fair value of our equipment.

As previously reported, we have six jack-up rigs currently under construction or on order for delivery during 2009-2011.  These projects will require approximately an additional $754 million to complete, which may exceed our operating cash flows during this period and currently available borrowing capacity.  With the prospect of reduced operating cash flows and uncertain access to additional capital, we have suspended further construction of the third 240C rig, the Joe Douglas, at our shipyard.  We have also asked the outside shipyard to suspend activity on the fourth Rowan EXL rig pending a decision in the coming months about whether to go forward with that rig.  (See Liquidity and Capital Resources – Capital Expenditures, for a discussion of the factors to be considered in making such a decision.)

Our Manufacturing operations, like our Drilling operations, are impacted by world commodities prices.  Our Drilling Products and Systems operations are closely tied to the condition of the overall drilling industry and its demand for equipment, parts and services which, as discussed above, is heavily influenced by oil and natural gas prices.  In addition, the prospects for our Mining, Forestry and Steel Products segment are affected by prices for copper, iron ore, coal and timber.  Over the past several months, many commodity prices have declined by 50% or more from their 2008 peaks due to the worldwide recession.  This trend, combined with the weakness in global capital markets, has forced many of our customers to preserve liquidity, and we have begun to experience reduced demand for certain products and services.  We cannot accurately predict the duration of current business conditions or quantify the impact on our operations.  Our Manufacturing operations will be adversely affected if conditions remain weak or deteriorate further.

Our external manufacturing backlog, which consists of executed contracts and customer commitments, was approximately $593 million at March 31, 2009, compared to $562 million at December 31, 2008, and included  $285 million related to land rig projects, $169 million related to offshore rig projects, $40 million of mining and forestry equipment and another $60 million of ad-hoc drilling equipment.  We expect that about two-thirds of our external backlog at March 31, 2009 will be realized as revenue in 2009.

Facing reduced liquidity, certain of our customers have sought to modify existing orders by delaying deliveries and related payments.  Others are attempting to reduce or cancel orders altogether.  Though we fully intend to enforce our contractual rights, such actions could adversely impact our results of operations and cash flows to the extent that collections are delayed, administrative costs are increased, and we are otherwise unable to fully recover the in-process cost attributable to such orders.  We estimate that as much as $115 million, or 19% of our March 31, 2009 backlog, is at risk of being delayed or canceled.  Should market conditions worsen, these actions may intensify, though we cannot assess that likelihood or the resulting impact on our results of operations or cash flows.

In November 2008, we announced that recent capital markets and commodity price weakness had adversely affected opportunities for monetizing our investment in our manufacturing operations, for what we believe to be adequate value for our stockholders, and that we are not pursuing any further negotiations with potential partners.  We will continue to review all strategic options, including a spin-off of LTI to our stockholders, but do not anticipate that a transaction, if any, would be completed until capital markets conditions improve significantly.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios as of March 31, 2009 and December 31, 2008 follows (dollars in millions):

	March 31,	December 31,
	2009	2008

Cash and cash equivalents	$192.8	$222.4
Current assets	$1,297.8	$1,369.2
Current liabilities	$620.3	$744.6
Current ratio	2.09	1.84
Current maturities of long-term debt	$64.9	$64.9
Long-term debt	$336.9	$355.6
Stockholders' equity	$2,794.3	$2,659.8
Long-term debt/total capitalization	0.11	0.12

Reflected in the comparison above are the effects of the following sources and uses of cash and cash equivalents during the first quarter of 2009, with amounts shown for the comparable period of 2008 (in millions):

	2009	2008

Net operating cash flows	$77.3	$108.6
Net change in restricted cash balance	-	50.0
Net proceeds from asset disposals	5.3	16.7
Proceeds from equity compensation and debenture plans and other	0.1	15.1
Capital expenditures	(93.6)	(156.2)
Debt repayments	(18.7)	(18.7)
Cash dividend payments	-	(11.1)
Total sources (uses)	$(29.6)	$4.4

Operating Cash Flows

Operating cash flows during the first quarter of 2009 included reconciling adjustments to our net income totaling $67.3 million, less a net investment in working capital of $120.9 million.  Such reconciling adjustments included depreciation expense of $40.5 million, deferred income taxes of $25.0 million, net retirement plan expenses in excess of funding of $3.5 million and compensation expense of $3.0 million, partially offset by a net gain on asset disposals of $4.7 million.  Significant changes in working capital items included a $36.2 million decrease in receivables, offset by a $114.2 million decrease in accounts payables, both of which were attributable primarily to lower manufacturing sales and services.

Capital Expenditures

Capital expenditures for the first quarter of 2009 included the following:

•	$47.4 million towards construction of four EXL class rigs (see discussion below)
•	$19.2 million towards construction of two 240C class rigs, comprised of $15.6 million for the Ralph Coffman and $3.6 million for the Joe Douglas (see discussion below)
•	$10.3 million for improvements to the existing offshore fleet
•	$3.8 million related to construction of two land rigs, one of which was completed in the first quarter of 2009 with the other expected to be delivered in late May 2009

In late 2007, we announced plans to construct our third and fourth 240C class jack-up rigs, the Joe Douglas and Rig 240C #4, to be financed from available cash flows and delivered in 2010 and 2011, respectively.  (These two rigs were in addition to the Rowan-Mississippi, our first 240C class jack-up, which was delivered and commenced operations in November 2008, and the Ralph Coffman, which is currently under construction and is expected to be delivered near year-end 2009.)  With the prospect of reduced operating cash flows and uncertain access to additional capital, we announced in January 2009 that we were cancelling Rig 240C #4 and suspending construction of the Joe Douglas until at least mid-year 2009.  A portion of amounts expended toward Rig 240C #4 were applied to other projects.  In the fourth quarter of 2008, we recorded an $11.8 million impairment charge for the estimated unrecoverable cost of amounts committed toward Rig 240C #4.  We have commitments outstanding and are subject to cancellation fees on the Joe Douglas totaling approximately $18 million.  Should our cash flows and available borrowing capacity be insufficient, if we are unable to obtain alternative financing, or if market conditions continue to deteriorate, we may elect to cancel construction of the Joe Douglas.  We expect to make a decision regarding the rig by early July.  Should we elect to cancel construction of the Joe Douglas, we would probably incur an impairment charge for a substantial portion of the approximately $85 million of expenditures made and to be made.  Pending the decision on the Joe Douglas, we may decide to close the Vicksburg shipyard, which could result in up to a $26 million charge at that time.

In late 2007, we signed contracts with Keppel AmFELS, Inc. (“Keppel”) to have four EXL class jack-up rigs constructed at its Brownsville, Texas, shipyard, to be financed from available cash flows and delivered in 2010 and 2011.  Each rig is expected to cost from $185 to $190 million, with more than one-third of the amount attributable to the design, kit components, and drilling equipment to be provided by our Manufacturing division.  With the prospect of reduced operating cash flows and uncertain access to additional capital, we have suspended activity on the fourth rig pending a decision in the coming months about whether to go forward with that rig.  We have commitments outstanding of about $9 million and are subject to a $21 million cancellation fee on the fourth rig.  Should our cash flows be insufficient, we could be forced to accept unfavorable financing terms in order to complete construction of and avoid penalties on the first three EXL rigs.  Should we cancel construction of the fourth EXL rig, we would probably incur an impairment charge for a significant portion of the $60 million of expenditures made and to be made.

For the remainder of 2009, we expect our capital expenditures to range from $425 to $435 million, including $71 million toward construction of the Ralph Coffman, $186 million toward construction of the first three EXL class rigs, and $60 million for existing rigs, including contractually required upgrades.  Such amounts give effect to the suspension of construction activities on the Joe Douglas and fourth EXL rig.  We will periodically review and adjust the capital budget as necessary based upon current and forecasted cash flows and liquidity, anticipated market conditions in our drilling and manufacturing businesses, the availability of financing sources, and alternative uses of capital to enhance shareholder value.  Any such adjustments, including those that may result from a decision to resume construction of the two suspended rigs, would require Board approval.

Long-Term Debt

Our debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity and limit the amount of long-term debt and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions. Our debt agreements also specify the minimum insurance coverage for our financed rigs.  The extent of hurricane damage sustained throughout the Gulf Coast area in recent years has dramatically increased the cost and reduced the availability of insurance coverage for windstorm losses. During our April 2006 policy renewal, we determined that windstorm coverage meeting the requirements of our existing debt agreements was cost-prohibitive.  We obtained from MARAD a waiver of the original insurance requirements in return for providing additional security, including restricted and unrestricted cash balances.  In 2008, the additional security provisions were modified and our restricted cash requirement was eliminated.  In addition, our unrestricted cash requirement was reduced from $31 million to $25 million.  We remain subject to restrictions on the use of certain insurance proceeds should we experience further losses.  Each of these security provisions will be released by MARAD if we are able to obtain windstorm coverage that satisfies the original terms of our debt agreements.

We were in compliance with each of our debt covenants at March 31, 2009 and, based on current projections, we do not expect to encounter difficulty complying in the following twelve-month period.  Our most onerous financial covenant is the requirement to maintain at least $25 million of unrestricted cash.  At March 31, 2009, we had $168 million of cash in excess of that requirement and another $155 million available for borrowings under our revolving credit facility.  We had no borrowings outstanding under the credit facility at March 31, 2009.  Despite the weakness in global credit markets, we believe that funding under the credit facility continues to be available, if necessary.

Pension Obligations

Minimum contributions to our defined benefit pension plans are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates.  Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements.  As of December 31, 2008, our financial statements reflected an unfunded pension liability of $298 million.  As previously reported, we amended the benefit formula for new drilling plan entrants effective January 1, 2008 in order to reduce the rate at which the plan’s liabilities were growing.  We recently amended the plan’s benefit formula to be effective as of July 1, 2009, for active employees who were earning benefits in the plan prior to January 1, 2008.  The plan changes that become effective July 1 will result in an annualized reduction in pension expense of approximately $15 million.  Despite the recent changes to the plan, we will need to make significant pension contributions over the next several years; and additional funding would be required if asset values continue to decline.  In the wake of the profound capital market weakness beginning in 2008, the U.S. Government recently relaxed the minimum funding requirements implemented under the Pension Protection Act of 2006 for underfunded plans.  During the first quarter of 2009, Rowan contributed $7.3 million to its pension plans and expects to make additional contributions totaling $34 million during the remainder of 2009.  Retirement benefits to be paid from our pension plans are expected to average over $30 million annually over the next ten years.

Cash Dividends

In 2008, we paid regular quarterly cash dividends of $.10 per common share.  On January 23, 2009, in light of the commitments under our newbuild program, the dramatic decrease in world oil prices and consequent reduction in worldwide demand for oil services, and the severe illiquidity in world credit markets, our Board of Directors discontinued our quarterly cash dividend.  At March 31, 2009, we had approximately $168 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.  It is unlikely, however, that we will pay dividends in the foreseeable future.

Proceeds from Asset Disposals

During the first quarter of 2009, we sold a foreign facility for $4.4 million and recognized a gain of $3.9 million.  Proceeds from other dispositions during the quarter totaled $0.9 million resulting in a net gain of $0.8 million.  During the first quarter of 2008, we received approximately $16.5 million in cash and recognized a $5.4 million gain in connection with the sale of our Fourchon, Louisiana, service facility.

Contingent Liabilities

Reference should be made to Note 8 of Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of the status of significant legal proceedings.

Critical Accounting Policies and Management Estimates

Rowan’s significant accounting policies are outlined in Note 1 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2008.  These policies and management judgments, assumptions and estimates made in their application underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  We believe that our most critical accounting policies and management estimates involve revenue recognition (primarily upfront service fees for equipment moves and modifications and longer-term manufacturing projects), inventory (primarily valuation allowances for excess and obsolete inventories), property and depreciation (particularly capitalizable costs, useful lives and salvage values), carrying values of long-lived assets, and pension and other postretirement benefit liabilities and costs (specifically, assumptions used in actuarial calculations), as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

Revenue Recognition.  Our drilling contracts generally provide for payment on a day rate basis, and revenues are recognized as the work progresses with the passage of time.  We frequently receive lump-sum payments at the outset of a drilling assignment as upfront service fees for equipment moves or modifications, and such payments (and related costs) are recognized as drilling revenues (and expenses) over the contract period.  At March 31, 2009, we had deferred $37.2 million of revenues and $25.4 million of costs related to such upfront service fees, with such amounts primarily related to mobilization and modification activities in connection with Middle East drilling contracts.

We also recognize revenue for certain reimbursable costs.  Each reimbursable item and amount is stipulated in our drilling contract with the customer, and such items and amounts frequently vary between contracts.  We have recognized reimbursable costs on the gross basis, as both revenues and expenses, as we are the primary obligor in the arrangement, we have discretion in supplier selection, we are involved in determining product or service specifications and we assume full credit risk related to the reimbursable costs.

We generally recognize manufacturing sales and related costs when title passes as products are shipped.  Revenues from longer-term manufacturing projects such as offshore rigs and rig kits are recognized on the percentage-of-completion basis using project costs incurred relative to total estimated project costs.  A rig construction project typically occurs over a two-year period at our Vicksburg, Mississippi, shipyard and includes a significant labor cost component for fabrication and assembly.  Our last rig construction project for an external customer was completed in 2007, and we have no plans for additional external rig construction projects at this time.  A rig kit includes selected rig components and parts manufactured over a six-to-nine month period in our Longview, Texas, facility.  Costs are recorded separately for each rig or rig kit project and by significant activity or component within each project, and include materials issued to the project, labor expenses that are incurred directly for the project and overhead expenses that are allocated across all projects at consistent rates per labor hour.  Incurred costs include only those that measure project work performed.  Material costs incurred, for example, do not include materials purchased but remaining in inventory.  Only when such materials have been used in production on the project are they included in incurred project costs.  The determination of total estimated project costs is performed monthly based upon then current information.  This process involves an evaluation of progress towards project milestones and an assessment of work left to complete each project activity or component, and is based on physical observations by project managers and engineers.  An estimate of project costs is then developed for each significant activity or component based upon the assessment of project status, actual costs incurred to date, and outstanding commitments for project materials and services.  We do not recognize any estimated profit until such projects are at least 10% complete, though a full provision is made immediately for any anticipated losses.

Due to the smaller size, shorter duration, and lesser labor cost component of rig kit projects, as compared to rig construction projects, we have not experienced any significant fluctuations in the percentage-of-completion measurements, nor have we incurred any losses on individual rig kit projects.  During the first quarter of 2009, we recognized $26.1 million of manufacturing revenues and $16.2 million of costs related to rig kit projects on the percentage-of-completion basis.

Inventory. Inventory is carried at the lower of cost or estimated net realizable value. Costs include labor, material and an allocation of production overhead.  We determine valuation allowances or reserves for inventory based on historical usage of inventory on-hand, assumptions about future demand based on market conditions, and estimates about potential alternative uses, which are usually limited. Our inventory generally consists of spare parts, work in process, and raw materials to support ongoing manufacturing operations and the Company’s installed base of drilling, mining and timber equipment.  Customers rely on us to stock these specialized items to ensure that their equipment can be repaired and serviced in a timely manner.  The estimated carrying value of our inventory therefore ultimately depends upon demand driven by oil, natural gas and other commodity prices, general economic conditions worldwide, and the potential obsolescence of various types of equipment we sell, among other factors.  At March 31, 2009 and December 31, 2008, our inventory reserves as a percentage of gross inventory totaled 12% and 13%, respectively.

Further deterioration in worldwide demand for oil, natural gas and certain other commodities, or the development of new technologies that make older drilling, mining and timber technologies obsolete, could require us to record additional reserves to reduce the value of our inventory.

Property and Depreciation.  We capitalize expenditures for new property and equipment and enhancements to existing property; maintenance and repairs are charged to operations as incurred.  Capitalized cost includes labor expended during installation and, on newly constructed assets, a portion of interest cost incurred during the construction period.  We provide depreciation under the straight-line method from the date an asset is placed into service based upon estimated service lives ranging up to 40 years and salvage values ranging up to 20%.  We continue to operate 13 offshore jack-up rigs that were placed into service at various dates during the 1971-1986 period.  Many of those rigs had met or far exceeded their assigned useful lives of 12 to 15 years when our next rig, the Super Gorilla class, Gorilla V, was delivered in 1998.  The Super Gorilla and subsequent Tarzan and 240C classes have been assigned 25-year useful lives and are specifically designed to achieve greater drilling performance while encountering tougher well conditions.  Each class of rig employs technological advances in load-bearing capability, power distribution and solids control designed to provide more efficient drilling to greater depths, which should help to ensure its continuing economic life to the Company.

Impairment of Long-lived Assets and Goodwill.  We evaluate the carrying value of our property and equipment, primarily our drilling rigs, when events or changes in circumstances indicate that the carrying value may not be recoverable.  Generally, extended periods of idle time and/or our inability to contract rigs at economical rates are an indication that a rig may be impaired.  However, the offshore drilling industry has historically been highly cyclical, and it is not unusual for rigs to be unutilized or underutilized for extended periods of time and subsequently resume full or near full utilization when business cycles change.  Likewise, during periods of excess supply, rigs are frequently contracted at or near cash break-even rates for extended periods.  Impairment situations may arise with respect to specific rigs or groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic region.  Our rigs are mobile and may generally be moved from markets with excess supply, if economically feasible.

We test goodwill for impairment on an annual basis, or when events or changes in circumstances indicate that a potential impairment exists.  The goodwill impairment test requires us to identify reporting units and estimate the fair value of those units as of the testing date.  If the estimated fair value of a reporting unit exceeds its carrying value, its goodwill is considered not impaired.  If the estimated fair value of a reporting unit is less than its carrying value, we estimate the implied fair value of the reporting unit's goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to such excess.  Based on our goodwill impairment analysis performed as of December 31, 2008, we fully impaired the carrying value of goodwill as of that date.

Asset impairment evaluations are, by nature, highly subjective.  In most instances, they involve expectations of future cash flows to be generated by our drilling rigs and are based on management's judgments and assumptions regarding future industry conditions and operations, as well as management's estimates of future expected utilization, contract rates, expense levels, and capital requirements of our drilling rigs.  The estimates, judgments and assumptions used by management in the application of our asset impairment policies reflect both historical experience and an assessment of current operational, industry, market, economic and political environments.  The use of different estimates, judgments, assumptions and expectations regarding future industry conditions and operations would likely result in materially different carrying values of assets and operating results.

Pension and Other Postretirement Benefit Liabilities and Costs.  As previously mentioned, our pension and other postretirement benefit liabilities and costs are based upon actuarial computations that reflect our assumptions about future events, including long-term asset returns, interest rates, annual compensation increases, mortality rates and other factors.  Key assumptions for December 31, 2008 included discount rates ranging from 6.11% to 6.34%, an expected long-term rate of return on pension plan assets of 8%, and annual healthcare cost increases ranging from 9% in 2010 to 4.5% in 2029 and beyond.  The assumed discount rate is based upon the average yield for Moody’s Aa-rated corporate bonds, and the rate of return assumption reflects a probability distribution of expected long-term returns that is weighted based upon plan asset allocations.  A one-percentage-point decrease in the assumed discount rate would increase our recorded pension and other postretirement benefit liabilities by approximately $100 million, while a one-percentage-point change in the expected long-term rate of return on plan assets would change annual net benefits cost by approximately $3.7 million.  A one-percentage-point increase in the assumed healthcare cost trend rate would increase 2009 other benefits costs by $0.5 million.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” as defined by the United States Securities and Exchange Commission (“SEC”).  Such statements are those concerning contemplated transactions and strategic plans, expectations and objectives for future operations.  These include, without limitation:

•	statements, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future;

•	statements relating to future financial performance, future capital sources and other matters; and

•
any other statements preceded by, followed by, or that include the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “should,” “may,” or similar expressions.

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Form 10-Q are reasonable, we can give no assurance that such plans, intentions and expectations will be achieved.  These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances.  Such statements are subject to a number of risks and uncertainties, many of which are beyond our control.  You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.  Among the factors that could cause actual results to differ materially are the following:

•	demand for drilling services in the United States and abroad

•	demand for oil, natural gas and other commodities

•	oil and natural gas prices

•	the level of exploration and development expenditures by energy companies

•	the willingness and ability of the Organization of Petroleum Exporting Countries, or OPEC, to limit production levels and influence prices

•	the level of production in non-OPEC countries

•	the general economy, including inflation

•	the condition of the capital markets and global credit markets

•	weather conditions in our principal operating areas, including possible disruption of exploration and development activities due to hurricanes and other severe weather conditions

•	environmental and other laws and regulations

•	policies of various governments regarding exploration and development of their oil and natural gas reserves

•	domestic and international tax policies

•	political and military conflicts in oil-producing areas and the effects of terrorism

•	advances in exploration and development technology

•	further consolidation of our customer base

All forward-looking statements contained in this report only speak as of the date of this document.  We undertake no obligation to update or revise publicly any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

Details of these and other relevant factors have been disclosed in our previous filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Rowan’s outstanding debt at March 31, 2009 was comprised as follows: $203.0 million of fixed-rate notes bearing a weighted average annual interest rate of 4.28%, and $198.8 million of floating-rate notes bearing a weighted average annual interest rate of 0.93%.  The floating-rate notes consist of outstanding Bob Palmer and Bob Keller borrowings, which bear interest at a short-term commercial paper rate plus .25% and .15%, respectively.  Rowan may fix these interest rates at any time and must fix them by July 15, 2011 and August 31, 2009, respectively.  Thus, Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is limited.

Rowan has a three-year $155 million revolving credit facility expiring in June 2011.  There were no borrowings outstanding under the facility at March 31, 2009.  Despite the current weakness in global credit markets, the Company believes that funding under the credit facility continues to be available, if necessary.

The majority of Rowan’s transactions are carried out in United States dollars; thus, the Company’s foreign currency exposure is not material.  Fluctuating commodity prices affect Rowan’s future earnings materially to the extent that they influence demand for the Company’s products and services.  Rowan does not hold or issue derivative financial instruments.

Item 4. Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

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

There were no changes made in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings

During 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that Rowan believes to be more than sufficient to satisfy its obligations under the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig.  However, the parties holding interests in the rig under the charter claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value.  Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment.  On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner interests filed a counterclaim for a variety of relief, claiming a right to payment under the charter based on a post-casualty rig valuation of approximately $83 million.  The insurance proceeds were placed in escrow.  The district court ultimately granted judgment against Rowan for the difference between (a) what Rowan had already paid to the Owner Trustee out of the escrowed insurance proceeds and (b) that rig valuation.  On March 31, 2009, the Court of Appeals for the 14th District of Texas reversed this judgment, holding that the Company’s interpretation of the charter was substantially correct, but directing Rowan to pay additional amounts due under the charter.  The Company has since made this payment out of the escrowed insurance proceeds.  In addition, the Court of Appeals remanded the case for further proceedings in the district court to resolve additional issues and to determine the parties’ respective rights to the balance of the escrowed insurance proceeds.  The Company believes that no further payment is owed to the opposing parties under the charter and intends to pursue that position vigorously in all subsequent court proceedings.

During 2004, Rowan learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the DOJ had begun conducting a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated in the Gulf of Mexico.  In 2007, the Company entered into a plea agreement with the DOJ, as amended (“Plea”), under which the Company made fines and community service payments totaling $9 million and agreed to be subject to unsupervised probation for a period of three years.  During the period of unsupervised probation, the Company must ensure that it commits no further criminal violations of federal, state, or local laws or regulations and must also continue to implement its comprehensive Environmental Management System Plan.  Subsequent to the conduct at issue, the Company sold the Rowan-Midland to a third party.  The Environmental Protection Agency has approved a compliance agreement with Rowan which, among other things, contains a certification that the conditions giving rise to the violations to which the Company entered guilty pleas have been corrected. The Company believes that if it fully complies with the terms of the compliance agreement, it will not be suspended or debarred from entering into or participating in contracts with the U.S. Government or any of its agencies.

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

The construction of Rowan’s fourth Tarzan Class jack-up rig, the J.P. Bussell, was originally subcontracted to Signal International LLC (“Signal”), and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million.  As a result of various problems encountered on the project, the delivery of the rig was more than one year behind schedule and its final cost was approximately 40% over the original estimate.  Accordingly, the Company declared Signal in breach of contract and initiated court proceedings styled Rowan Companies, Inc. and LeTourneau Technologies, Inc. vs. Signal International LLC in the 269th Judicial District Court of Harris County, Texas, to recover the cost to complete the rig over and above the agreed contract price, as well as other damages, plus interest.  Signal filed a separate counterclaim against the Company styled Signal International LLC vs. LeTourneau, Inc. in the U.S. District Court, Southern District of Texas, Houston Division, alleging breach of contract and claiming unspecified damages for cost overruns. That case has been administratively stayed in favor of the State Court proceeding filed by the Company.  Rowan exercised its right to take over the rig construction pursuant to the terms of the construction contract, and Signal turned the rig over to the Company in March 2008.  Rowan expects that Signal will claim damages for amounts owed and additional costs incurred, totaling in excess of $20 million.  The Company intends to vigorously defend and prosecute its rights under the contract.  Rowan does not believe that it is probable that the Company will be held liable for the claims brought by Signal, and has made no accrual for such at March 31, 2009.

On December 9, 2008, the Company received a termination letter from a customer regarding two contracts for the purchase of nine land rigs in the amount of $90.2 million and nine top drives in the amount of $10.3 million.  In the letter, the customer alleged that the top drive contract had not become effective because a down payment was never made and further alleged that they had the right to terminate the land rig contract because of late deliveries. The Company firmly believes that both allegations are without merit. Accordingly, the Company initiated court proceedings styled LeTourneau Technologies Drilling Systems, Inc. (“LTDSI”) vs. Nomac Drilling, LLC (“Nomac”) in the United States District Court for the Southern District of Texas, Houston, on December 13, 2008 requesting a declaratory judgment and alleged anticipatory repudiation. On January 5, 2009, Nomac filed a Notice of Removal to Federal Court.  The Company does not believe any loss that may result in the event of an unfavorable resolution of this matter would have a material adverse effect on its financial position, results of operations or cash flows.

Rowan is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. The Company believes that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on its financial position, results of operations or cash flows.

Item 1A.  Risk Factors

You should carefully consider the following risk factors, in addition to the risk factors set forth in Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2008, before deciding to invest in Rowan Common Stock.

Volatile commodity prices adversely affect demand for our products and services.

Demand for our drilling services is adversely affected by declines associated with depressed oil and natural gas prices. Even the perceived risk of a decline in oil or natural gas prices often causes oil and gas companies to reduce spending, which could reduce demand for our drilling services and produce lower rig utilization and/or day rates. Oil and natural gas prices have historically been very volatile, and our drilling operations have in the past suffered through long periods of weak market conditions.  Demand for our manufacturing products is also negatively affected by declining commodity prices and financial market conditions.

Weakening market conditions and the addition of new competing rigs in recent years, will cause our rigs to experience lower utilization and day rates and could lead to impairment charges.

Demand for drilling services began to weaken during the latter half of 2008 and is currently expected to decline further in future periods, resulting in lower rig utilization and day rates or cold-stacking of idle rigs.  In addition, 71 competitive jack-ups are under construction or contracted for construction worldwide, or more than 15% of the existing fleet.  Most of these rigs do not have drilling contracts in place, and their delivery will increase competition, which could further reduce rig utilization and day rates. Prolonged periods of low rig utilization and day rates require us to accept lower rate contracts or to stack rigs, which would have an adverse effect on our operating results and cash flows. Prolonged periods of low rig utilization and day rates, or cold-stacking idle rigs, could also result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that their carrying value may not be recoverable.

Deterioration in global capital markets reduces customer spending and results in lower demand for our products and services and reduced or delayed collections of expected revenues.

Weakness in global capital markets, coupled with declining oil and natural gas prices, have caused a number of oil and gas producers to reduce future capital budgets, cancel projects or large purchases and/or slow the payment of receivables in an effort to preserve liquidity. Many of our customers have approached us in an effort to cancel contracts, reduce rates and prices or extend payment terms.

We will experience reduced profitability if our customers terminate or seek to renegotiate our drilling contracts.

Some of our drilling contracts are cancelable by the customer upon specific notice, or upon the occurrence of events beyond our control, such as the loss or destruction of the rig or the suspension of drilling operations for a specified period of time as a result of a breakdown of major equipment. Some of our contracts require the customer to make an early termination payment upon cancellation; however, the termination payment may not be sufficient to fully compensate us for the loss of the contract and could lead to an idle rig for an extended period of time. Additionally, as market conditions weaken, a customer may be able to obtain a comparable rig at a lower daily rate, and as a result, may seek to renegotiate the terms of its existing drilling contract with us.

Our markets are highly competitive and satisfactory price levels are difficult to maintain.

Our drilling and manufacturing markets are highly competitive, and no single participant is dominant. In our drilling markets, drilling contracts are often awarded on a competitive bid basis, with intense price competition frequently being the primary factor determining which qualified contractor is awarded the job.  The anticipated delivery of 71 new jack-ups over the next three years and ongoing consolidation by oil and natural gas exploration and production companies has increased the competition for our rigs while reducing the number of available customers and delayed drilling projects. Many of our manufacturing competitors possess greater financial resources than we do. We may have to reduce our prices in order to remain competitive in our markets, which would have an adverse effect on our operating results.

High costs associated with maintaining idle rigs may cause us to experience losses and cold-stacking rigs may result in impairment charges.

In the past, Rowan has not cold-stacked its offshore drilling rigs during extended idle periods as the long-term costs of rehiring and retraining personnel and restarting equipment typically negate any short-term savings.  Thus, our drilling expenses have not typically fluctuated with rig activity, though they have increased as our rig fleets have been expanded and relocated.  Should we cold-stack idle rigs, we could be exposed to higher severance costs and potential impairment charges from reductions in the fair value of our equipment.

The recent deterioration in global capital markets may limit our ability to meet our future capital needs.

We have in place a $155 million revolving credit facility to be used, as necessary, for general corporate purposes, including capital expenditures and debt service requirements. Given the current capital markets conditions and the covenants contained in the facility, it is possible those funds will not be available when and if we need them.   Similarly, if the capital markets do not improve significantly, we may be unable to obtain additional debt or equity financing.  Lack of available capital may severely limit our ability to expand our existing businesses, complete acquisitions or otherwise take advantage of business opportunities.

Our fleet expansion program may cause liquidity problems.

We have six jack-up rigs currently under construction or on order for delivery during 2009-2011.  These projects will require approximately an additional $754 million to complete, which may exceed our operating cash flows during this period and currently available borrowing capacity.  With the prospect of reduced operating cash flows and uncertain access to additional capital, we have suspended further construction of the third 240C rig, the Joe Douglas, at our shipyard.  We have also asked the outside shipyard to suspend activity on the fourth Rowan EXL rig pending a decision in the coming months about whether to go forward with that rig. If we experience cost overruns in our ongoing capital projects or should we need additional financing and be unable to obtain it at commercially favorable rates, we could experience liquidity problems or be forced to further suspend or cancel rig construction activities.

Our rigs under construction do not yet have drilling contracts.

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

Our insurance coverage is subject to certain significant deductibles and levels of self-insurance, does not cover all types of losses and, in some situations, may not provide full coverage for losses or liabilities resulting from our operations.  In addition, due to the losses sustained by us and the offshore drilling industry in recent years, primarily as a result of Gulf of Mexico hurricanes, we are likely to continue experiencing increased costs for available insurance coverage which may impose higher deductibles and limit maximum aggregated recoveries for certain perils, such as hurricane-related windstorm damage or loss.  For our 2009 insurance renewal, we assumed significantly more of the risk of windstorm losses and have no such coverage on some of our older, lower-specification rigs.  The total loss of one or more these uninsured rigs could have a material adverse effect on our financial position, results of operations and cash flows.

Further, we may not be able to obtain windstorm coverage in the future, thus putting us at a greater risk of loss due to severe weather conditions and other hazards, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

During 2005, we lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  We also lost another offshore rig during Hurricane Ike in 2008.  Since 2005, we have been working to locate the lost or damaged rigs, salvage related equipment, remove debris, wreckage and pollutants from the water, mark or clear navigational hazards and clear rights of way.  At March 31, 2009, we had incurred $197 million of costs related to such efforts, of which $158 million had been reimbursed through insurance, leaving $39 million included in receivables.  We expect to incur additional costs in 2009 to fulfill our obligations to remove wreckage and debris in amounts that will depend on the extent and nature of work ultimately required and the duration thereof.  Although we believe that we have adequate insurance coverage and will be reimbursed for costs incurred and to be incurred, it may be possible that some of these expenditures may not be reimbursed, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

Our foreign operations typically present greater risks.

Since 2006, we have significantly expanded our operations into foreign markets including the Middle East, Trinidad, Dubai, Singapore, West Africa, Brazil and China.   Foreign operations are often subject to political, economic and other uncertainties not typically encountered in domestic operations, such as arbitrary taxation policies, onerous customs restrictions, unstable currencies, security threats including terrorism and the risk of asset expropriation due to foreign sovereignty over operating areas.  Any one of these factors could have a material adverse effect on our financial position, results of operations and cash flows. Foreign drilling contracts may expose us to greater risks than we normally assume, such as the risk that the contract may be terminated by our customer without cause on short notice, contractually or by governmental action.

Changes to our inventory valuation allowances may reduce our future operating results.

The estimated carrying value of our inventory ultimately depends upon demand driven by oil, natural gas and other commodity prices, general economic conditions worldwide and the potential obsolescence of various types of equipment we sell, among other factors.   Recent declines in oil and natural gas prices, the onset of global recession and weakness in capital markets provided the basis for our reduced estimates of the future usage of our drilling inventories which, coupled with the earlier growth in such inventories in order to fuel product line expansion, resulted in the significant increase in inventory reserves at December 31, 2008.   Additional reserves may be required if market conditions do not improve in the near term.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

During the first quarter of 2009, the Company acquired 504 shares of its outstanding common stock, at an average price of $11.35 per share, from employees in connection with the vesting of restricted stock awards.

Under the terms of a Share Repurchase Program begun in June 1998, the Company was authorized, at March 31, 2009, to buy back up to approximately 1.5 million shares of its common stock.  The Company did not repurchase any shares under this program during the first three months of 2009.

At March 31, 2009, Rowan had approximately $168 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders (“Annual Meeting”) was held on May 5, 2009.  Proposals 1, 2 and 3 were each approved.  The proposals are described in detail in the Company’s definitive proxy statement dated March 19, 2009 for the 2009 Annual Meeting. Abstentions and broker non-votes were counted for purposes of determining whether a quorum was present. Shares not present at the Annual Meeting, broker non-votes and abstentions had no effect on the results of any of the proposals.

The results are as follows:

Proposal 1
The individuals listed below received the highest number of affirmative votes of the outstanding shares of the Company’s common stock present or represented by proxy and voting at the Annual Meeting, in each case constituting a majority of the total outstanding shares, and were elected at the Annual Meeting to serve a three-year term as Class III members of the Board of Directors.

	For	Authority Withheld
Thomas R. Hix	97,399,703	1,146,877

Robert E. Kramek	96,866,552	1,681,027

Frederick R. Lausen	97,245,080	1,302,500

Lawrence J. Ruisi	97,087,617	1,459,963

Proposal 2
The proposal regarding the 2009 Rowan Companies, Inc. Incentive Plan was approved and received the votes shown below.

For	Against	Abstained	Broker Non-Vote
51,886,011	29,639,596	2,798,495

Proposal  3
The proposal regarding ratification of the Company’s independent auditors was approved and received the votes shown below.

For	Against	Abstained	Broker Non-Vote
96,277,667	2,194,896	75,016

For information regarding our agreement with Steel Partners II, L.P. relating to our 2009 Annual Meeting, please refer to pages 6 and 7 of our 2009 Proxy Statement under the heading “Director Nominations.”

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

ROWAN COMPANIES, INC.
(Registrant)

Date: May 11, 2009	/s/ W. H. WELLS
W. H. Wells
Vice President - Finance
and Chief Financial Officer

Date: May 11, 2009	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Controller
(Chief Accounting Officer)