Form 10-Q
period 2009-06-30
ROWAN COMPANIES INC
filed 2009-08-10
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

The number of shares of common stock, $.125 par value, outstanding at July 31, 2009 was 113,745,491.

ROWAN COMPANIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$213,861	$222,428
Receivables - trade and other	368,101	484,962
Inventories - at cost:
Raw materials and supplies	357,378	337,503
Work-in-progress	163,873	213,177
Finished goods	715	749
Prepaid expenses and other current assets	96,648	59,466
Deferred tax assets - net	45,145	50,902
Total current assets	1,245,721	1,369,187

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	3,631,026	3,503,590
Manufacturing plant and equipment	254,377	249,725
Construction in progress	541,907	425,182
Other property and equipment	138,705	126,915
Property, plant and equipment - gross	4,566,015	4,305,412
Less accumulated depreciation and amortization	1,238,137	1,157,884
Property, plant and equipment - net	3,327,878	3,147,528

Other assets	25,418	32,177

TOTAL ASSETS	$4,599,017	$4,548,892

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	June 30,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$64,922	$64,922
Accounts payable - trade	119,155	235,048
Deferred revenues	189,430	174,086
Billings in excess of uncompleted contract costs and estimated profit	47,925	57,119
Accrued compensation and related employee costs	69,039	108,060
Accrued income taxes	4,907	58,317
Other current liabilities	45,179	47,090
Total current liabilities	540,557	744,642

Long-term debt - less current maturities	323,099	355,560
Other liabilities	374,673	362,026
Deferred income taxes - net	463,316	426,848
Commitments and contingent liabilities (Notes 7 and 8)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value:
Authorized 5,000,000 shares issuable in series:
Series C Preferred Stock, authorized 9,606 shares, none outstanding	-	-
Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued	-	-
Common stock, $.125 par value:
Authorized 150,000,000 shares; issued 113,857,236 shares at
June 30, 2009 and 113,115,830 shares at December 31, 2008	14,233	14,141
Additional paid-in capital	1,072,860	1,063,202
Retained earnings	2,030,305	1,802,022
Cost of 111,745 and 79,948 treasury shares, respectively	(3,010)	(2,533)
Accumulated other comprehensive loss	(217,016)	(217,016)
Total stockholders' equity	2,897,372	2,659,816

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,599,017	$4,548,892

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

REVENUES:
Drilling services	$320,807	$367,380	$701,177	$707,801
Manufacturing sales and services	161,353	219,762	275,791	364,830
Total revenues	482,160	587,142	976,968	1,072,631

COSTS AND EXPENSES:
Drilling operations (excluding items shown below)	136,840	163,238	282,221	319,777
Manufacturing operations (excluding items shown below)	147,388	179,417	238,196	305,581
Depreciation and amortization	42,609	33,461	83,108	66,552
Selling, general and administrative	24,720	30,773	49,296	58,172
Loss (gain) on disposals of property and equipment	60	(1,507)	(4,641)	(6,882)
Total costs and expenses	351,617	405,382	648,180	743,200

INCOME FROM OPERATIONS	130,543	181,760	328,788	329,431

OTHER INCOME (EXPENSE):
Interest expense	(2,457)	(4,329)	(5,600)	(9,895)
Less interest capitalized	2,343	4,329	5,107	9,168
Interest income	201	1,189	532	4,364
Other - net	2,422	909	3,836	1,244
Other income - net	2,509	2,098	3,875	4,881

INCOME BEFORE INCOME TAXES	133,052	183,858	332,663	334,312
Provision for income taxes	36,469	63,250	104,380	115,079

NET INCOME	$96,583	$120,608	$228,283	$219,233

PER SHARE AMOUNTS:
Net income - basic	$.85	$1.07	$2.01	$1.95
Net income - diluted	$.85	$1.06	$2.01	$1.94

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	For The Six Months
	Ended June 30,
	2009	2008

CASH PROVIDED BY (USED IN):
Operations:
Net income	$228,283	$219,233
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	83,108	66,552
Deferred income taxes	42,225	28,119
Provision for pension and postretirement benefits	23,431	14,911
Stock-based compensation expense	6,004	6,652
Postretirement benefit claims paid	(1,740)	(1,360)
Gain on disposals of property, plant and equipment	(4,641)	(6,882)
Contributions to pension plans	(16,685)	(13,259)
Changes in current assets and liabilities:
Receivables - trade and other	107,881	(13,750)
Inventories	24,397	(65,509)
Prepaid expenses and other current assets	(37,182)	(23,786)
Accounts payable	(156,294)	20,919
Accrued income taxes	(53,410)	(11,391)
Deferred revenues	15,344	(17,670)
Billings in excess of uncompleted contract costs and estimated profit	(9,194)	(32,401)
Other current liabilities	(24,648)	8,589
Net changes in other noncurrent assets and liabilities	(1,949)	(14,368)
Net cash provided by operations	224,930	164,599

Investing activities:
Capital expenditures	(210,265)	(319,112)
Proceeds from disposals of property, plant and equipment	5,472	19,245
Change in restricted cash balance	-	50,000
Net cash used in investing activities	(204,793)	(249,867)

Financing activities:
Repayments of borrowings	(32,461)	(32,461)
Payment of cash dividends	-	(22,345)
Proceeds from stock option and convertible debenture plans and other	3,757	34,689
Net cash used in financing activities	(28,704)	(20,117)

DECREASE IN CASH AND CASH EQUIVALENTS	(8,567)	(105,385)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	222,428	284,458
CASH AND CASH EQUIVALENTS, END OF PERIOD	$213,861	$179,073

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The condensed consolidated financial statements of Rowan Companies, Inc. (“Rowan” or the “Company”) included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission.  Certain information and notes have been condensed or omitted as permitted by those rules and regulations.  Rowan believes that the disclosures included herein are adequate, but suggests that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Rowan believes the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature unless otherwise noted, necessary for a fair statement of the results for the interim periods presented.  Rowan’s results of operations and cash flows for the interim periods are not necessarily indicative of results to be expected for the full year.

New Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which expands the fair value disclosures required for financial instruments to interim periods for publicly traded entities.  The FSP is effective for interim and annual periods ending after June 15, 2009.   Rowan adopted the provisions of the FSP during the second quarter of 2009.  Adoption had no material impact on the Company's financial statements. (See Note 11).

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events.  SFAS No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, and is effective for interim or annual periods ending after June 15, 2009.  Rowan adopted the provisions of SFAS No. 165 during the second quarter of 2009.  Adoption had no material impact on the Company's financial statements. (See Note 12).

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 168 establishes the codification as the authoritative source of U.S. GAAP to be applied to nongovernmental entities and is effective for interim and annual periods ending after September 15, 2009.  Adoption is not expected to have a material impact on the Company's financial position or results of operations.

2.	Segment Information

Rowan has three principal operating segments – Drilling Services, Drilling Products and Systems, and Mining, Forestry and Steel Products.  The Drilling Services segment provides onshore and offshore oil and gas contract drilling services on a daily-rate basis.  The Drilling Products and Systems segment manufactures equipment and parts for the drilling industry featuring jack-up rigs, rig kits and related components and parts, mud pumps, drawworks, top drives, rotary tables, other rig equipment, variable-speed motors, drives and other electrical components.  The Mining, Forestry and Steel Products segment manufactures large-wheeled mining and timber equipment and related parts, and carbon and alloy steel and steel plate.  The Drilling Products and Systems and Mining, Forestry and Steel Products segments operate under the Company’s wholly owned subsidiary, LeTourneau Technologies, Inc (“LTI”).

The following table presents certain financial information by operating segment for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Revenues:
Drilling Services	$320.8	$367.4	$701.2	$707.8
Manufacturing:
Drilling Products and Systems	141.8	258.9	286.4	429.0
Mining, Forestry and Steel Products	54.7	61.5	98.0	115.5
Eliminations	(35.1)	(100.7)	(108.6)	(179.7)
Total Manufacturing	161.4	219.7	275.8	364.8
Total revenues from external customers	$482.2	$587.1	$977.0	$1,072.6

Income from operations:
Drilling Services	$127.9	$158.0	$315.0	$301.6
Manufacturing:
Drilling Products and Systems	3.7	39.0	30.2	53.7
Mining, Forestry and Steel Products	8.9	6.4	14.0	8.8
Eliminations	(9.9)	(21.7)	(30.4)	(34.7)
Total Manufacturing	2.7	23.7	13.8	27.8
Total income from operations	$130.6	$181.7	$328.8	$329.4

3.	Earnings Per Share

Rowan’s computations of basic and diluted income per share for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Average common shares outstanding	113,596	112,921	113,362	112,192
Dilutive securities:
Stock options	46	874	53	903
Convertible debentures	-	47	-	200
Average shares for diluted calculations	113,642	113,842	113,415	113,295

Net income	$96,583	$120,608	$228,283	$219,233
Net income per share:
Basic	$.85	$1.07	$2.01	$1.95
Diluted	$.85	$1.06	$2.01	$1.94

The following table sets forth securities excluded from the diluted calculations because they were antidilutive for the periods indicated.  Options and other potentially dilutive securities are antidilutive when the average stock market price during the period is less than the exercise price.  Such securities could potentially dilute earnings per share in the future (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Stock options	1,792	63	1,792	63
Stock appreciation rights	514	-	514	-
Convertible debentures	35	-	35	-
	2,341	63	2,341	63

4.	Pension and Other Postretirement Benefits

Rowan sponsors defined benefit pension plans covering substantially all of its employees, and provides health care and life insurance benefits for certain retired employees.

Net periodic pension cost recognized for the three and six months ended June 30, 2009 and 2008 included the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$4,477	$3,371	$8,905	$6,741
Interest cost	8,405	7,650	16,718	15,300
Expected return on plan assets	(7,233)	(7,281)	(14,387)	(14,562)
Recognized actuarial loss	4,040	1,467	8,056	3,966
Amortization of prior service cost	(63)	(64)	(125)	(127)
Total net pension cost	$9,626	$5,143	$19,167	$11,318

Other postretirement benefit cost recognized for the three and six months ended June 30, 2009 and 2008 included the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$631	$509	$1,254	$1,018
Interest cost	1,244	1,105	2,474	2,209
Recognized actuarial loss	155	68	310	138
Amortization of transition obligation	165	164	328	329
Amortization of prior service cost	(51)	(50)	(101)	(101)
Total other postretirement benefit cost	$2,144	$1,796	$4,265	$3,593

Effective July 1, 2009, the Company amended the benefit formula for its largest pension plan for active employees who were earning benefits in the plan prior to January 1, 2008.  The plan changes are expected to reduce pension expense for the second half of 2009 by approximately $7 million, or $0.04 per share net of tax.

During the first half of 2009, Rowan contributed $18.4 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $26 million during the remainder of 2009.

5.	Cash and Cash Equivalents

Rowan’s debt outstanding at June 30, 2009, is government-guaranteed through the Title XI program of U.S. Department of Transportation’s Maritime Administration (“MARAD”).  At the Company’s request, MARAD waived certain windstorm insurance coverage requirements under the loan agreements, for which the Company agreed to maintain a minimum unrestricted cash balance, which is currently $25 million.  Rowan remains subject to restrictions on the use of certain insurance proceeds should the Company experience future windstorm losses.  Each of these security provisions will be released by MARAD should Rowan be able to obtain windstorm coverage that satisfies the original terms of its debt agreements.

6.	Construction Projects in Process

The following table summarizes the status of the Drilling Products and Systems segment’s long-term construction projects in process.  Payments include those received for projects in progress and not yet begun and completed projects with outstanding collections (in millions):

	June 30,	December 31,
	2009	2008

Total contract value of long-term projects in process (or not yet begun)	$199.2	$290.7
Payments received	132.2	168.6
Revenues recognized	86.1	119.7
Costs recognized	54.1	74.5
Payments received in excess of revenues recognized	46.1	48.9

Billings in excess of uncompleted contract costs
and estimated profit	$47.9	$57.1
Uncompleted contract costs and estimated profit
in excess of billings (included in other current assets)	$1.8	$8.2

During the three months ended June 30, 2009, Rowan recognized approximately $24.5 million of manufacturing revenues and $19.3 million of manufacturing costs related to long-term construction projects on the percentage-of-completion basis, as compared to $37.8 million of revenues and $24.0 million of costs for the comparable period of 2008.

During the six months ended June 30, 2009, Rowan recognized approximately $50.6 million of manufacturing revenues and $35.5 million of manufacturing costs on the percentage-of-completion basis, as compared to $80.5 million of revenues and $52.8 million of costs for the comparable period of 2008.

7.	Commitments

In June 2009, the Company announced it will resume construction of its third 240C class jack-up rig, the Joe Douglas, at its Vicksburg, Mississippi, shipyard, with delivery expected in the third quarter of 2011.  The Company had suspended construction of the rig in January 2009 pending a reevaluation of its capital spending plans amid the turmoil in credit markets and downturn in jack-up drilling markets.

Also in January 2009, the Company suspended construction of its fourth EXL class rig at the Keppel AmFELS, Inc. shipyard in Brownsville, Texas.  The Company plans to make a decision regarding construction of that rig in the third quarter of 2009.  Rowan has commitments outstanding of about $11 million and is subject to an estimated $22 million cancellation fee on the rig.  Should the Company cancel construction of the rig, it would probably incur an impairment charge for a significant portion of the $62 million of expenditures made and to be made, including the cancellation fee.

The following table presents the status of all of the Company’s rigs under construction as of June 30, 2009.  Amounts include capitalized interest (in millions):

	Total estimated project costs	Total costs incurred through June 30, 2009	Projected costs for the remainder of 2009	Projected costs in 2010 and 2011

Ralph Coffman (240C)	$244	$187	$57	$-
Joe Douglas (240C)	254	62	40	152
EXL #1	187	127	30	30
EXL #2	187	81	65	41
EXL #3	187	56	57	74
EXL #4 [1]	187	29	19	139
	$1,246	$542	$268	$436
_____________________________
1Expenditures for the EXL #4 assume management decides not to cancel construction of the rig.  In the event management decides to cancel construction, projected expenditures for the rig would be $33 million for the remainder of 2009 and zero thereafter.

Rowan periodically employs letters of credit or other bank-issued guarantees in the normal course of its businesses, and had unused letters of credit of approximately $38.7 million at June 30, 2009.

8.	Legal Proceedings

During 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  The Company leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that Rowan believes to be more than sufficient to satisfy its obligations under the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig.  However, the parties holding interests in the rig under the charter claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value.  Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment.  On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner interests filed a counterclaim for a variety of relief, claiming a right to payment under the charter based on a post-casualty rig valuation of approximately $83 million.  The insurance proceeds were placed in escrow.  The district court ultimately granted judgment against Rowan for the difference between (a) what Rowan had already paid to the Owner Trustee out of the escrowed insurance proceeds and (b) that rig valuation.  On March 31, 2009, the Court of Appeals for the 14th District of Texas reversed this judgment, holding that the Company’s interpretation of the charter was substantially correct, but directing Rowan to pay additional amounts due under the charter.  The Company has since made this payment out of the escrowed insurance proceeds.  In addition, the Court of Appeals remanded the case for further proceedings in the district court to resolve additional issues and to determine the parties’ respective rights to the balance of the escrowed insurance proceeds, approximately $21.4 million.  The Company believes that no further payment is owed to the opposing parties under the charter and intends to pursue that position vigorously in all subsequent court proceedings.

During 2004, Rowan learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U.S. Department of Justice (“DOJ”) had begun conducting a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs, including a rig known as the  Rowan-Midland, which at various times operated in the Gulf of Mexico.  In 2007, the Company entered into a plea agreement with the DOJ, as amended, under which the Company paid fines and made community service payments totaling $9 million and agreed to be subject to unsupervised probation for a period of three years.  During this period the Company must ensure that it commits no further criminal violations of federal, state, or local laws or regulations and must also continue to implement its comprehensive Environmental Management System Plan.  Subsequent to the conduct at issue, the Company sold the Rowan-Midland to a third party.  Concurrent with the plea agreement, the Environmental Protection Agency approved a compliance agreement with Rowan which, among other things, contains a certification that the conditions giving rise to the violations to which the Company entered guilty pleas have been corrected.  The Company believes that if it fully complies with the terms of the compliance agreement, it will not be suspended or debarred from entering into or participating in contracts with the U.S. Government or any of its agencies.

On January 3, 2008, a civil lawsuit styled State of Louisiana, ex. rel. Charles C. Foti, Jr., Attorney General vs. Rowan Companies, Inc. was filed in U.S District Court, Eastern District of Texas, Marshall Division, seeking damages, civil penalties and costs and expenses for alleged commission of maritime torts and violations of environmental and other laws and regulations involving the Rowan-Midland and other facilities in areas in or near Louisiana.  Subsequently, the case was transferred to U.S. District Court, Southern District of Texas, Houston Division.  The Company intends to vigorously defend its position in this case but cannot estimate any potential liability at this time.

In June 2007, Rowan received a subpoena for documents from the U.S. District Court, Eastern District of Louisiana, relating to a grand jury hearing.  The agency requesting the information is the U.S. Department of the Interior, Office of Inspector General Investigations.  The documents requested include all records relating to use of the Company’s entertainment facilities and entertainment expenses for a former employee of the Minerals Management Service, U.S. Department of Interior, and other records relating to items of value provided to any official or employee of the U.S. Government.  The Company fully cooperated with the subpoena.

The construction of Rowan’s fourth Tarzan Class jack-up rig, the J.P. Bussell, was originally subcontracted to an outside Gulf of Mexico shipyard, Signal International LLC (“Signal”), and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million.  As a result of various problems encountered on the project, Rowan exercised its right to take over the rig construction pursuant to the terms of the construction contract, and Signal turned the rig over to the Company in March 2008.  The rig was later completed by the Company more than one year behind schedule, and its final cost was approximately 40% over the original estimate.  Accordingly, Rowan has declared Signal in breach of contract and initiated court proceedings styled Rowan Companies, Inc. and LeTourneau Technologies, Inc. vs. Signal International LLC in the 269th Judicial District Court of Harris County, Texas, to recover the cost to complete the rig over and above the agreed contract price and other damages, plus interest.  Signal filed a separate counterclaim against Rowan styled Signal International LLC vs. LeTourneau, Inc., in the U.S. District Court, Southern District of Texas, Houston Division, alleging breach of contract and claiming unspecified damages for cost overruns.  That case has been administratively stayed in favor of the State Court proceeding filed by the Company.  Signal reasserted its claimed damages for amounts owed and additional costs incurred, totaling approximately $63 million as a counterclaim in the State Court suit.  The Company intends to vigorously defend its rights under the contract.  The Company does not believe that it is probable that Signal will prevail in its claim and has made no accrual for such at June 30, 2009.

On December 9, 2008, the Company received a termination letter from a customer regarding two contracts for the purchase of nine land rigs in the amount of $90.2 million and nine top drives in the amount of $10.3 million.  In the letter, the customer alleged that the top drive contract had not become effective because a down payment was never made and further alleged that they had the right to terminate the land rig contract because of late deliveries.  The Company firmly believes that both allegations are without merit.  Accordingly, the Company initiated court proceedings styled LeTourneau Technologies Drilling Systems, Inc. (“LTDSI”) vs. Nomac Drilling, LLC (“Nomac”) in the U.S. District Court, Southern District of Texas, Houston, on December 13, 2008 requesting a declaratory judgment and alleged anticipatory repudiation.  On January 5, 2009, Nomac filed a Notice of Removal to Federal Court.  The Company does not believe any loss that may result in the event of an unfavorable resolution of this matter would have a material adverse effect on its financial position, results of operations or cash flows.

During 2005, the Company learned that the DOJ was conducting an investigation of potential antitrust violations among helicopter transportation providers in the Gulf of Mexico.  Rowan's former aviation subsidiary, which was sold effective December 31, 2004, received a subpoena in connection with the investigation.  The Company has not been contacted by the DOJ, but the purchaser claimed that Rowan is responsible for any exposure it may have.  The Company has disputed that claim. On August 6, 2009, the Company received a letter from the purchaser informing the Company that Rowan’s former aviation subsidiary has been named as a defendant in a purported class action lawsuit alleging antitrust violations and claiming that Rowan is responsible for any exposure the purchaser may have under the lawsuit.  The Company disputes that claim, as well.

Rowan is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. The Company believes that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on its financial position, results of operations or cash flows.

9.	Stock-Based Compensation

In May 2009, stockholders of the Company approved the adoption of the 2009 Rowan Companies, Inc. Incentive Plan (the “2009 Plan” or the “Plan”), which replaces the 2005 Rowan Companies, Inc. Long-Term Incentive Plan.  Under the 2009 Plan, the Company may grant awards in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), or cash.  The awards may be either time-based or performance-based, in which the number of shares issued is dependent on the achievement of certain performance criteria.

On May 5, 2009, the Company granted awards under the 2009 Plan with a fair value of approximately $16.7 million.  Fair value, net of estimated forfeitures, was $16.1 million, which will be amortized over a weighted-average period of 2.9 years.

At June 30, 2009, Rowan had approximately $29 million of unrecognized future stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.3 years.

10.	Income Taxes

During the second quarter of 2009, the Company lowered its estimated full-year 2009 effective tax rate to 31.4% from 33.6%.  The reduction reflects the current-year estimated impact of a recent tax case that provides a more favorable tax treatment for certain foreign contracts entered into in prior years, but continuing through 2009 and beyond.  We are currently assessing the impact to prior open tax years and intend to complete that analysis during the third quarter.

11.	Other Financial Statement Disclosures

Fair Values of Financial Instruments – The carrying amounts of the Company’s cash and cash equivalents, trade receivables and payables and floating-rate debt approximate their fair values due to their short maturity or variable interest rate terms, as applicable.  As of June 30, 2009, the fair values of the Company’s fixed-rate notes, which had an aggregate carrying value of $192.2 million, approximated $195.3 million.   As of December 31, 2008, the fair values of the $216.5 million carrying value of fixed-rate notes approximated $244 million.  Fair values of the Company’s fixed-rate notes were estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Supplemental Cash Flow Information – Interest payments (net of amounts capitalized) were $2.6 million and $2.7 million for the six months ended June 30, 2009 and 2008, respectively.  Tax payments (net of refunds) were $127.2 million and $96.7 million for the six months ended June 30, 2009 and 2008, respectively.  Accrued capital expenditures, which are excluded from capital expenditures in the Statement of Cash Flows until settlement, were $39.9 million and $27.8 million at June 30, 2009 and 2008, respectively.

Other Comprehensive Income – Rowan had no items of other comprehensive income during the three or six months ended June 30, 2009 or 2008.

12.	Subsequent Events

On July 21, 2009, Rowan issued $500 million aggregate principal amount of 7.875% senior notes due August 1, 2019, in a registered public offering, at a price of 99.341% of the principal amount.  Net proceeds of approximately $492 million, after deduction for underwriters’ discount and offering expenses, are expected to be used for general corporate purposes.

On August 4, 2009, Rowan fixed the interest rate on $65.7 million of MARAD debt outstanding at June 30, 2009, collateralized by the offshore rig, Bob Keller, at an annual rate of 3.525%.  Prior to that time, the rate floated based on a short-term commercial-paper rate plus 0.15%.

Rowan evaluated subsequent events and transactions that occurred through August 10, 2009, the date that these financial statements were issued.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

Our results of operations continue to benefit from contracts executed prior to the downturn in markets for our offshore drilling services and manufacturing products that began in mid-2008.  We are currently receiving day rates on several long-term drilling contracts at rates higher than current market rates.  Absent a rebound in drilling demand, our future results of operations are therefore expected to be negatively impacted as the lower market rates are realized in our reported results.  In response to the weakness in the U.S. Gulf of Mexico drilling market, we are seeking to relocate our Gulf rigs, as they become available, to other more profitable areas.  Although our operations are currently profitable overall, we can provide no assurance that they will continue to be profitable.

As of August 10, 2009, the Company had nine offshore rigs in the Middle East, seven in the U.S. Gulf of Mexico, two in the North Sea, one each offshore West Africa, Eastern Canada and Mexico, and one preparing to mobilize to Egypt, where it will begin operating in the fourth quarter of 2009.

RESULTS OF OPERATIONS

The following table highlights Rowan’s operating results for the three and six months ended June 30, 2009 and 2008 (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change

Revenues:
Drilling	$320.8	$367.4	-13%	$701.2	$707.8	-1%
Manufacturing:
Drilling Products and Systems	106.7	158.2	-33%	177.8	249.3	-29%
Mining, Forestry and Steel Products	54.7	61.5	-11%	98.0	115.5	-15%
Total Manufacturing	161.4	219.7	-27%	275.8	364.8	-24%
Total revenues	$482.2	$587.1	-18%	$977.0	$1,072.6	-9%

Costs and expenses:
Drilling	$192.9	$209.4	-8%	$386.2	$406.2	-5%
Manufacturing:
Drilling Products and Systems	112.9	140.9	-20%	178.0	230.3	-23%
Mining, Forestry and Steel Products	45.8	55.1	-17%	84.0	106.7	-21%
Total Manufacturing	158.7	196.0	-19%	262.0	337.0	-22%
Total costs and expenses	$351.6	$405.4	-13%	$648.2	$743.2	-13%

Operating income (loss):
Drilling	$127.9	$158.0	-19%	$315.0	$301.6	4%
Manufacturing:
Drilling Products and Systems	(6.2)	17.3	-136%	(0.2)	19.0	-101%
Mining, Forestry and Steel Products	8.9	6.4	39%	14.0	8.8	59%
Total Manufacturing	2.7	23.7	-89%	13.8	27.8	-50%
Total operating income	$130.6	$181.7	-28%	$328.8	$329.4	0%

Net income	$96.6	$120.6	-20%	$228.3	$219.2	4%

For the second quarter of 2009, our consolidated operating income decreased by $51.1 million or 28%, as compared to the second quarter of 2008, on a $104.9 million or 18% decrease in revenues and a $53.8 million or 13% reduction in costs.  Net income includes income tax expense of $36.5 million (27% effective rate) and $63.3 million (34% effective rate) for the second quarter of 2009 and 2008, respectively.

For the six months, our consolidated operating income decreased by $0.6 million or less than one percent, when comparing 2009 and 2008, on a $95.6 million or 9% decrease in revenues and a $95.0 million or 13% reduction in costs.  Net income includes income tax expense of $104.4 million (31% effective rate) and $115.1 million (34% effective rate) for the first six months of 2009 and 2008, respectively.

During the second quarter of 2009, the Company lowered its estimated full-year 2009 effective tax rate to 31.4% from 33.6%.  The reduction reflects the current-year estimated impact of a recent tax case that provides a more favorable tax treatment for certain foreign contracts entered into in prior years, but continuing through 2009 and beyond.  We are currently assessing the impact to prior open tax years and intend to complete that analysis during the third quarter.

Drilling operations

Three months ended June 30, 2009, compared to three months ended June 30, 2008

The following table highlights the performance of our Drilling Services segment for the three months ended June 30, 2009 and 2008 (dollars in millions, except for average day rate):

	Three months ended June 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$320.8	100%	$367.4	100%
Operating costs	(136.8)	-43%	(163.3)	-44%
Depreciation expense	(38.7)	-12%	(29.7)	-8%
Selling, general and administrative expenses	(17.4)	-5%	(17.9)	-5%
Net gain on property disposals	-	0%	1.5	0%
Operating income	$127.9	40%	$158.0	43%

Offshore fleet:
Average day rate	$177,200		$161,600
Rig utilization	78%		96%
Revenue-producing days	1,561		1,840

Land fleet:
Average day rate	$22,400		$22,600
Rig utilization	60%		97%
Revenue-producing days	1,721		2,604

Drilling revenues for the quarter decreased by $46.6 million or 13% compared to the second quarter of 2008 as a result of the following (in millions):

Increase
(Decrease)

Addition of the J.P. Bussell and Rowan-Mississippi[1]	$23.9
Higher average offshore day rates	16.0
Addition of four land rigs[2]	6.5
Loss of the Rowan-Anchorage[3]	(5.4)
Lower land rig utilization	(25.9)
Lower offshore rig utilization	(55.3)
Reimbursables and other, net	(6.4)
Net decrease	$(46.6)

_____________________________________
1The J.P. Bussell and Rowan-Mississippi commenced operations in November 2008 and contributed 143 revenue-producing days for the second quarter of 2009.
2The four land rigs added to the fleet over the period from May 2008 through June 2009 resulted in an additional 259 revenue-producing days for the second quarter of 2009 as compared to the second quarter of 2008.
3The Rowan-Anchorage was lost in September 2008 during Hurricane Ike.

Drilling operating costs for the second quarter of 2009 decreased by $26.5 million, or 16%, from the second quarter of 2008 due to lower labor and repair and maintenance costs in 2009 as compared to 2008.  Drilling depreciation expense increased by $9 million or 30% between periods due primarily to the addition of the J.P. Bussell and Rowan-Mississippi in November 2008.  Selling, general and administrative expenses for the Drilling Services segment decreased by $0.5 million, or 3% between periods, due primarily to lower incentive-based compensation expense.

The following table presents certain key performance measures by geographic area for our offshore fleet for the quarterly periods indicated.  The number of rigs in each location is based on location for the majority of the period.  Average day rates are computed based on revenues recognized during the period, excluding reimbursables, divided by the number of revenue-producing days.  Revenues by area include reimbursables (dollars in thousands, except for average day rate).

	Three months ended June 30,
	2009	2008

Gulf of Mexico:
Number of rigs	9	8
Revenues	$84,125	$96,082
Average day rate	$150,400	$126,600
Utilization	66%	98%

Middle East:
Number of rigs	9	9
Revenues	$102,324	$117,333
Average day rate	$144,700	$153,500
Utilization	86%	93%

North Sea:
Number of rigs	2	2
Revenues	$52,314	$41,390
Average day rate	$285,400	$225,100
Utilization	100%	100%

Other international:
Number of rigs	2	2
Revenues	$40,622	$47,161
Average day rate	$314,000	$289,300
Utilization	71%	100%

Six months ended June 30, 2009, compared to six months ended June 30, 2008

The following table highlights the performance of our Drilling Services segment for the first six months of 2009 and 2008 (dollars in millions, except for average day rate):

	Six months ended June 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$701.2	100%	$707.8	100%
Operating costs	(282.2)	-40%	(319.8)	-45%
Depreciation expense	(75.5)	-11%	(58.9)	-8%
Selling, general and administrative expenses	(33.2)	-5%	(34.4)	-5%
Net gain on property disposals	4.7	1%	6.9	1%
Operating income	$315.0	45%	$301.6	43%

Offshore fleet:
Average day rate	$175,200		$160,700
Rig utilization	85%		94%
Revenue-producing days	3,402		3,585

Land fleet:
Average day rate	$24,100		$22,900
Rig utilization	67%		93%
Revenue-producing days	3,776		4,962

Drilling revenues for the first six months of 2009 decreased by $6.6 million, or less than one percent, compared to the comparable period of 2008 as a result of the following (in millions):

Increase
(Decrease)

Addition of the J.P. Bussell and Rowan-Mississippi[1]	$57.7
Higher average offshore day rates	27.0
Addition of four land rigs[2]	12.4
Higher average land day rates	3.3
Loss of the Rowan-Anchorage[3]	(10.7)
Lower land rig utilization	(38.6)
Lower offshore rig utilization	(53.8)
Reimbursables and other, net	(3.9)
Net decrease	$(6.6)

_____________________________________
1The J.P. Bussell and Rowan-Mississippi commenced operations in November 2008 and contributed 322 revenue-producing days for the first six months of 2009.
2The four land rigs added to the fleet over the period from May 2008 through June 2009 contributed an additional 497 revenue-producing days for the first six months of 2009 as compared to the comparable period of 2008.
3The Rowan-Anchorage was lost in September 2008 during Hurricane Ike.

Drilling operating costs for the first six months of 2009 decreased by $37.6 million, or 12%, from the comparable prior year period due to lower labor and repair and maintenance costs in 2009 as compared to 2008.  Drilling depreciation expense increased by $16.6 million or 28% between periods due primarily to the addition of the J.P. Bussell and Rowan-Mississippi in November 2008.  Selling, general and administrative expenses for the Drilling Services segment decreased by $1.2 million, or 3%, between periods due primarily to lower incentive-based compensation expense.

The following table presents certain key performance measures by geographic area for our offshore fleet for the six months ended June 30, 2009 and 2008.  The number of rigs in each location is based on location for the majority of the period.  Average day rates are computed based on revenues recognized during the period, excluding reimbursables, divided by the number of revenue-producing days.  Revenues by area include reimbursables (dollars in thousands, except for average day rate).

	Six months ended June 30,
	2009	2008

Gulf of Mexico:
Number of rigs	10	8
Revenues	$208,269	$175,482
Average day rate	$153,400	$120,600
Utilization	77%	95%

Middle East:
Number of rigs	9	9
Revenues	$222,819	$226,950
Average day rate	$147,600	$152,600
Utilization	92%	91%

North Sea:
Number of rigs	2	2
Revenues	$102,425	$85,803
Average day rate	$282,600	$234,400
Utilization	99%	99%

Other international:
Number of rigs	1	2
Revenues	$71,478	$96,785
Average day rate	$320,400	$288,300
Utilization	81%	96%

Drilling Products and Systems

Three months ended June 30, 2009, compared to three months ended June 30, 2008

The following table highlights the performance of our Drilling Products and Systems segment for the second quarters of 2009 and 2008 (dollars in millions):

	Three months ended June 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$106.7	100%	$158.2	100%
Operating costs	(107.7)	-101%	(131.4)	-83%
Depreciation expense	(2.2)	-2%	(2.3)	-1%
Selling, general and administrative expenses	(3.0)	-3%	(7.2)	-5%
Operating income (loss)	$(6.2)	-6%	$17.3	11%

Revenues from Drilling Products and Systems decreased by $51.5 million, or 33%, between periods due primarily to the following:

•	A decrease of $22.8 million attributable to $42.6 million recognized on shipments of land rigs and component packages in 2009, down from $65.4 million in 2008;
•	A decrease of $16.2 million attributable to $0.4 million recognized on shipments of top drives in 2009, down from $16.6 million in 2008;
•
A decrease of $13.3 million attributable to $24.5 million of revenues recognized on three offshore rig kit projects in progress in 2009, as compared to $37.8 million recognized on six projects in 2008.

Revenues from Drilling Products and Systems include revenues recognized under the percentage-of-completion method of accounting as well as at the time of shipment.  Our product revenues are therefore influenced by progress on long-term projects in process and the timing of shipments, and profitability is highly impacted by the mix of product sales.  Original-equipment sales, for example, have traditionally yielded lower margins than the related after-market parts sales.  Our average margin before depreciation and selling, general and administrative expenses was a negative 1% of revenues in 2009 as compared to 17% in 2008.  Margins in 2009 were negatively affected by sales mix, with a greater share of revenues from some of our lower-margin products as compared to the prior year, $4 million in warranty costs and $2 million in purchase cancellation fees.

Selling, general and administrative costs declined by $4.2 million or 58% between periods due primarily to lower compensation and related fringe benefit costs associated with reduced employment levels.

Our Drilling Products and Systems operating results for the 2009 second quarter excludes $35.1 million of revenues and $25.2 million of expenses in connection with sales of products and services to our Drilling Services segment, most of which was attributable to construction of the newbuild jack-up, Ralph Coffman.  Drilling Products and Systems operating results for the comparable quarter of 2008 excludes $100.7 million of revenues and $79.0 million of expenses, primarily for construction of the J.P. Bussell, Rowan-Mississippi and Ralph Coffman.

Six months ended June 30, 2009, compared to six months ended June 30, 2008

The following table highlights the performance of our Drilling Products and Systems segment for the first six months of 2009 and 2008 (dollars in millions):

	Six months ended June 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$177.8	100%	$249.3	100%
Operating costs	(166.5)	-94%	(212.2)	-85%
Depreciation expense	(4.4)	-2%	(4.7)	-2%
Selling, general and administrative expenses	(7.1)	-4%	(13.4)	-5%
Operating income (loss)	$(0.2)	0%	$19.0	8%

Revenues from Drilling Products and Systems decreased by $71.5 million, or 29%, between periods due primarily to the following:

•	A decrease of $36.8 million attributable to $48.2 million recognized on shipments of land rigs and component packages in 2009, down from $85.0 million in 2008;
•	A decrease of $29.9 million attributable to $50.6 million of revenues recognized on four offshore rig kit projects in progress in 2009, as compared to $80.5 million recognized on six projects in 2008;
•	A decrease of $17.4 million attributable to $0.7 million of revenues recognized on shipments of top drives in 2009, down from $18.1 million in 2008;
•	An increase of $9.1 million attributable to $27.8 million recognized on 29 mud pumps shipped in 2009, up from $18.7 million on 27 pumps in 2008.

Our average margin before depreciation and selling, general and administrative expenses decreased to 6% of revenues in 2009 from 15% in 2008.  Margins in 2009 were negatively affected by sales mix, with a greater share of revenues from some of our lower-margin products as compared to the prior year, $4 million in warranty costs and $2 million in purchase cancellation fees.

Selling, general and administrative costs declined by $6.3 million or 47% between periods due primarily to lower compensation and related fringe benefit costs associated with reduced employment levels.

Our Drilling Products and Systems operating results for the 2009 six-month period excludes $108.6 million of revenues and $78.2 million of expenses in connection with sales of products and services to our Drilling Services segment, most of which was attributable to construction of the newbuild jack-up, Ralph Coffman.  Drilling Products and Systems operating results for the comparable period of 2008 excludes $179.7 million of revenues and $145.0 million of expenses, primarily for construction of the J.P. Bussell, Rowan-Mississippi and Ralph Coffman.

Mining, Forestry and Steel Products

Three months ended June 30, 2009, compared to three months ended June 30, 2008

The following table highlights the performance of our Mining, Forestry and Steel Products segment for the second quarters of 2009 and 2008 (dollars in millions):

	Three months ended June 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$54.7	100%	$61.5	100%
Operating costs	(39.7)	-73%	(48.0)	-78%
Depreciation expense	(1.6)	-3%	(1.5)	-2%
Selling, general and administrative expenses	(4.5)	-8%	(5.6)	-9%
Operating income	$8.9	16%	$6.4	10%

Our product revenues are influenced by the timing of shipments, and profitability is highly impacted by the mix of product sales, with after-market parts providing higher margins than original equipment.  As indicated in the preceding table, revenues from Mining, Forestry and Steel Products decreased by $6.8 million or 11% between periods.  Most of the decrease was attributable to lower sales of steel plate.  Revenues from steel plate sales totaled $5.3 million during the second quarter of 2009, down by $12.1 million or 70% between periods.  Shipments of front-end mining loaders and log stackers totaled six units during the second quarter of 2009, compared to seven units in the second quarter of 2008.  Parts sales increased by $1.2 million or 7% between periods to $18.1 million during the second quarter of 2009.

Our average margin before depreciation and selling, general and administrative expenses increased to 27% of revenues in the second quarter of 2009 from 22% in the comparable quarter of 2008.  The higher margins were primarily attributable to higher sales prices for steel plate and a greater share of parts sales in 2009 compared to 2008.

Six months ended June 30, 2009, compared to six months ended June 30, 2008

The following table highlights the performance of our Mining, Forestry and Steel Products segment for the first six months of 2009 and 2008 (dollars in millions):

	Six months ended June 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$98.0	100%	$115.5	100%
Operating costs	(71.7)	-73%	(93.4)	-81%
Depreciation expense	(3.1)	-3%	(2.9)	-3%
Selling, general and administrative expenses	(9.2)	-9%	(10.4)	-9%
Operating income	$14.0	14%	$8.8	8%

As indicated in the preceding table, revenues from Mining, Forestry and Steel Products decreased by $17.5 million or 15% between periods.  Most of the decrease was attributable to lower sales of steel plate.  Revenues from steel plate sales totaled $17.5 million during the first six months of 2009, down by $15.1 million or 46% between periods.  Shipments of front-end mining loaders and log stackers totaled 9 units during the first six months of 2009, compared to 12 units in the comparable period of 2008.  Parts sales increased by $2.1 million or 6% between periods to $36.4 million during the six months of 2009.

Our average margin before depreciation and selling, general and administrative expenses increased to 27% of revenues in the first six months of 2009 from 19% in the comparable period of 2008.  The higher margins were primarily attributable to higher sales prices for steel plate and a greater share of parts sales in 2009 compared to 2008.

Outlook

Drilling Operations

The dramatic declines in oil and natural gas prices beginning in mid-2008 coupled with the weakness in global capital markets have increased our customers’ efforts to preserve liquidity and have adversely affected the economics of certain drilling projects.  Most oil and gas producers significantly reduced their 2009 drilling budgets, which rapidly impacted the global jack-up market, reducing rig utilization, increasing competition among available rigs for fewer drilling assignments and pressuring day rates.  Limitations on the availability of capital, or higher costs of capital, may cause energy companies to make additional budget reductions in the future even if oil and natural gas prices rebound.  Any such reductions would further the decline in rig utilization and day rates.

Evidence of weakening global jack-up markets includes the following:

•	Worldwide jack-up utilization is currently 73%, down from about 90% at year-end 2008;
•	Total jack-up demand is currently at 325 rigs, off 17% from the September 2008 peak;
•	Demand for premium jack-ups, which are independent-leg, cantilevered jack-ups able to operate in water depths greater than 300 feet, is currently at 194, off 10% from the peak set in December 2008;
•	There are 70 jack-ups currently under construction or on order for completion by 2012, of which only 13% are contracted.

Our backlog of drilling contracts currently exceeds $1.5 billion, which we estimate will be realized as follows: 2009 –  $500 million, 2010 – $750 million, 2011 – $260 million and 2012 – $40 million.  About 57% of our remaining available offshore rig days in 2009 are currently under contract, and most of our drilling contracts have termination penalties.  Facing reduced liquidity, certain of our customers have sought to modify existing contracts, and we have begun to experience slower collections.  Should market conditions worsen, they may seek to further delay payments or cancel drilling commitments.  Though we intend to enforce our drilling contracts and will vigorously defend our rights thereunder, any such disputes may adversely impact our results of operations and cash flows to the extent that collections are delayed and administrative costs are increased.

Hurricanes (or “windstorms”) have caused tremendous damage to drilling and production equipment and facilities throughout the Gulf Coast in recent years, and insurance companies have incurred substantial losses as a result.  Accordingly, insurance companies have substantially reduced the levels of windstorm coverage available and have dramatically increased the cost of such coverage.  Coverage for potential liabilities to third parties associated with property damage and personal injuries, as well as coverage for environmental liabilities and removal of wreckage and debris associated with hurricane losses has also been limited.

Rowan suffered a significant loss of prospective revenues and has incurred significant removal of wreckage claims from the total destruction of six rigs in three separate storms from 2002 through 2008.  Due to the increased cost and reduced availability of coverage as discussed above, in 2009 we decided to discontinue windstorm physical damage coverage on four of our older, lower-specification jack-up rigs, and our removal of wreckage coverage is subject to a $100 million per occurrence deductible.  Our windstorm physical damage coverage is subject to a $50 million per occurrence deductible with an annual aggregate limit of $150 million and covers only the Gorilla II, the Bob Palmer and the Rowan-Mississippi.

In each of the past several years, the onset of hurricane season has coincided with declines in demand and day rates in the Gulf of Mexico.  We expect this pattern to continue in future years.

Our drilling operations are currently benefiting from contracted backlog obtained during the predominantly favorable market conditions of the past few years.  As noted above, however, market conditions have deteriorated significantly.  As our rigs roll off existing contracts, opportunities for new contracts have been limited, and some of our rigs remain idle.  We can provide no assurance that we can maintain current utilization levels, that spot day rates will remain above breakeven levels or that our drilling operations will remain profitable.

As of August 10, 2009, six of our offshore rigs had drilling contracts estimated to complete in 2011, seven had contracts estimated to complete in 2010, and eight were available.  The remaining rig was operating under a contract expected to complete in 2009.  The Ralph Coffman, currently under construction and expected to commence operations in the first quarter of 2010, has a two-year contract.

As previously reported, we have five jack-up rigs currently under construction for delivery during 2010 and 2011.  These projects will require an additional $546 million to complete, which is expected to be funded with operating cash flows during this period.  We have suspended activity on the fourth Rowan EXL rig pending a decision in the third quarter about whether to go forward with that rig.  (See Liquidity and Capital Resources – Capital Expenditures, for a discussion of the factors to be considered in making such a decision.)

Manufacturing Operations

Our manufacturing operations, like our drilling services operations, are impacted by world commodities prices.  Our Drilling Products and Systems segment is closely tied to the condition of the overall drilling industry and its demand for equipment, parts and services which, as discussed above, is heavily influenced by oil and natural gas prices.  In addition, the prospects for our Mining, Forestry and Steel Products segment are affected by prices for copper, iron ore, coal and timber.  Over the past several months, many commodity prices have declined substantially from their 2008 peaks due to the worldwide recession.  This trend, combined with the weakness in global capital markets, has forced many of our customers to preserve liquidity, and we have experienced reduced demand for most of the products and services that we offer.  We cannot predict the duration of current business conditions or quantify the impact on our operations.  Our manufacturing operations will be adversely affected if conditions remain weak or deteriorate further.

Our external manufacturing backlog, which consists of executed contracts and customer commitments, was approximately $518 million at June 30, 2009, compared to $562 million at December 31, 2008, and included $276 million related to offshore rig projects, $145 million related to land rig projects, $22 million of mining and forestry equipment, and another $38 million of ad-hoc drilling equipment.  We expect that about one-third of our external backlog at June 30, 2009, will be realized as revenue in 2009.

Facing reduced liquidity, certain of our customers have sought to modify existing orders by delaying deliveries and related payments.  Others are attempting to reduce or cancel orders altogether.  Though we fully intend to enforce our contractual rights, such actions by our customers could adversely impact our results of operations and cash flows to the extent that collections are delayed, administrative costs are increased, and we are otherwise unable to fully recover the in-process cost attributable to such orders.  We estimate that approximately $36 million or 7% of our June 30, 2009 manufacturing backlog is at risk of being delayed or canceled.  Should market conditions worsen, these actions may intensify, though we cannot assess that likelihood or the resulting impact on our results of operations or cash flows.

In November 2008, we announced that recent capital markets and commodity price weakness had adversely affected opportunities for monetizing our investment in our manufacturing operations, for what we believe to be adequate value for our stockholders.  We will continue to review all strategic options, including a spin-off of LTI to our stockholders, but do not anticipate that a transaction, if any, would be completed until demand for drilling equipment and services improves.

LIQUIDITY AND CAPITAL RESOURCES

On July 21, 2009, the Company completed the issuance and sale of $500 million aggregate principal amount of 7.875% Senior Notes due 2019 (the “Notes”).  Net proceeds to the Company, after underwriting discount and offering expenses, were $492 million.  The Company intends to use the net proceeds from the offering for general corporate purposes.

A comparison of key balance sheet amounts and ratios as of June 30, 2009, and December 31, 2008 follows (dollars in millions):

	June 30,	December 31,
	2009	2008

Cash and cash equivalents	$213.9	$222.4
Current assets	$1,245.7	$1,369.2
Current liabilities	$540.6	$744.6
Current ratio	2.30	1.84
Current maturities of long-term debt	$64.9	$64.9
Long-term debt	$323.1	$355.6
Stockholders' equity	$2,897.4	$2,659.8
Long-term debt/total capitalization	0.10	0.12

Reflected in the comparison above are the effects of the following sources and uses of cash and cash equivalents during the periods indicated (in millions):

	Six months ended June 30,
	2009	2008

Net operating cash flows	$224.9	$164.6
Net proceeds from asset disposals	5.5	19.2
Proceeds from equity compensation and debenture plans and other	3.8	34.7
Net change in restricted cash balance	-	50.0
Capital expenditures	(210.3)	(319.1)
Debt repayments	(32.5)	(32.5)
Cash dividend payments	-	(22.3)
Total sources (uses)	$(8.6)	$(105.4)

Operating Cash Flows

Operating cash flows approximated $225 million for the six months ended June 30, 2009, as compared to $165 million for the comparable period of 2008.  Our cash flows from operations have benefited and will continue to benefit from long-term drilling contracts entered into when rates were significantly higher than current market rates.  As noted, six of our offshore rigs have drilling contracts estimated to complete in 2011, and seven have contracts estimated to complete in 2010, and most of those rigs are operating under contracts at above-market rates negotiated in periods of stronger demand.  As a result, operating cash flows may be negatively affected in the future as these higher day-rate contracts are completed.  Despite the current weakness in drilling markets, we anticipate that our cash flows from operations will cover a substantial amount of our anticipated cash requirements over the next twelve months, and cash flows from operations plus available cash balances will be sufficient to meet our cash requirements over this period.

Capital Expenditures

Reference should be made to Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of the status of our newbuild projects.

Capital expenditures for the first six months of 2009 included the following:

•	$83.7 million towards construction of the EXL class rigs;
•	$49.6 million towards construction of the 240C class rigs, comprised of $35.6 million for the Ralph Coffman and $14.0 million for the Joe Douglas;
•	$47.9 million for improvements to the existing offshore fleet;
•	$6.2 million related to construction of two land rigs, one of which was completed in the first quarter of 2009 with the other delivered in June 2009.

For the remainder of 2009, we expect our capital expenditures to approximate $350 million, including $268 million towards our rig construction program, including minimum amounts on EXL #4 and $70 million for existing rigs, including contractually required upgrades.  The last amount includes an incremental $43 million for necessary upgrades to our eight available rigs to take advantage of the low opportunity cost while they are idle. The Company expects to fund its capital expenditures from available cash and cash flow from operations.  We will periodically review and adjust the capital budget as necessary based upon current and forecasted cash flows and liquidity, anticipated market conditions in our drilling and manufacturing businesses and alternative uses of capital to enhance shareholder value.

Long-Term Debt

On July 21, 2009, the Company completed the sale of $500 million 7.875% Senior Notes due August 1, 2019.  The net proceeds of $492 million are expected to be used for general corporate purposes.  Interest on the Notes is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2010.

The Company may, at its option, redeem all or part of the Notes at any time at a make-whole price.  The Notes are the Company’s senior unsecured obligations and rank effectively junior to all existing and future secured debt, including our MARAD debt.  The Notes rank equally in right of payment with all of its existing and future unsecured debt that is not by its terms subordinated to the Notes, including any indebtedness under the Company’s senior revolving credit facility, and senior to any subordinated debt that the Company may incur.

Our debt agreements contain provisions that require minimum levels of cash, working capital and stockholders’ equity, and limit the amount of long-term debt and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions.

We were in compliance with each of our debt covenants at June 30, 2009, and we do not expect to encounter difficulty complying in the following twelve-month period.  We had no borrowings outstanding under our $155 million credit facility at June 30, 2009, and we believe that funding under the facility continues to be available, if necessary.

On August 4, 2009, Rowan fixed the interest rate on $65.7 million of MARAD debt outstanding at June 30, 2009, collateralized by the offshore rig, Bob Keller, at an annual rate of 3.525%.  Prior to that time, the rate floated based on a short-term commercial-paper rate plus 0.15%.

Pension Obligations

Minimum contributions to our defined benefit pension plans are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates.  Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements.  As of December 31, 2008, our financial statements reflected an unfunded pension liability of $298 million.  As previously reported, we amended the benefit formula for new drilling plan entrants effective January 1, 2008 in order to reduce the rate at which the plan’s liabilities were growing.  We recently amended the plan’s benefit formula to be effective as of July 1, 2009, for active employees who were earning benefits in the plan prior to January 1, 2008.  The plan changes that become effective July 1 will result in an annualized reduction in pension expense of approximately $15 million.  Despite the recent changes to the plan, we will need to make significant pension contributions over the next several years; and additional funding would be required if asset values continue to decline.  In the wake of the profound capital market weakness beginning in 2008, the U.S. Government relaxed the minimum funding requirements implemented under the Pension Protection Act of 2006 for underfunded plans.  During the first six months of 2009, Rowan contributed $16.7 million to its pension plans and expects to make additional contributions totaling $24.2 million during the remainder of 2009.

Cash Dividends

At June 30, 2009, we had approximately $189 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.  We do not expect to pay dividends in the foreseeable future.

Contingent Liabilities

Reference should be made to Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of the status of significant legal proceedings.

Critical Accounting Policies and Management Estimates

Rowan’s significant accounting policies are outlined in Note 1 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2008.  These policies and management judgments, assumptions and estimates made in their application underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  We believe that our most critical accounting policies and management estimates involve revenue recognition (primarily upfront service fees for equipment moves and modifications and longer-term manufacturing projects), inventory (primarily valuation allowances for excess and obsolete inventories), property and depreciation (particularly capitalizable costs, useful lives and salvage values), carrying values of long-lived assets, and pension and other postretirement benefit liabilities and costs (specifically, assumptions used in actuarial calculations).  Changes in judgments, assumptions or policies would produce significantly different amounts from those reported herein.  During the six months ended June 30, 2009, there have been no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” as defined by the United States Securities and Exchange Commission (“SEC”), including, without limitation, statements as to the expectations, beliefs and future expected financial performance of the Company that are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected by the Company. Among the factors that could cause actual results to differ materially include oil and natural gas prices, the level of offshore expenditures by energy companies, energy demand, the general economy including inflation, weather conditions in the Company's principal operating areas and environmental and other laws and regulations.  Please see the risk factors and forward-looking statement disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2008, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Rowan’s outstanding debt at June 30, 2009, was comprised as follows: $192.2 million of fixed-rate notes bearing a weighted average annual interest rate of 4.34%, and $195.8 million of floating-rate notes bearing a weighted average annual interest rate of 0.62%.  The floating-rate notes at June 30, 2009, consisted of outstanding MARAD debt collateralized by the Bob Keller and Bob Palmer, in the amount of $65.7 million and $130.1 million, respectively, which bore interest at a short-term commercial paper rate plus 0.15% and 0.25%, respectively.  On August 4, 2009, Rowan fixed the interest rate on the Bob Keller debt at an annual rate of 3.525%.  Rowan may fix the interest rate on the Bob Palmer at any time and must fix it by July 15, 2011.  Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is limited.

Rowan has a $155 million revolving credit facility expiring in June 2011.  There were no borrowings outstanding under the facility at June 30, 2009.  The Company believes that funding under the credit facility continues to be available, if necessary.

The majority of Rowan’s transactions are carried out in United States dollars; thus, the Company’s foreign currency exposure is not material.  Fluctuating commodity prices affect Rowan’s future earnings materially to the extent that they influence demand for the Company’s products and services.  As a general practice, Rowan does not hold or issue derivative financial instruments and had no derivatives outstanding during the periods covered by this report.

Item 4. Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

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

There were no changes made in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings

Reference should be made to Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the status of significant legal proceedings.

Item 1A.  Risk Factors

You should carefully consider the risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, before deciding to invest in Rowan Common Stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The following table presents information with respect to purchases of our common stock for the periods indicated:

Month ended	Total number of shares purchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs [2]	Maximum number of shares that may yet be purchased under the plans or programs

April 30, 2009	18,400	$14.04	-	1,524,600
May 31, 2009	15,880	18.58	-	1,524,600
June 30, 2009	132	20.42	-	1,524,600
Total	34,412	$16.16	-
_________________________________
1 The total number of shares purchased includes (i) shares purchased, if any, pursuant to a publicly announced program described in footnote 2 below and (ii) shares withheld by us to satisfy tax withholding obligations in connection with vesting of restricted stock issued to employees.  All shares acquired during the quarter ended June 30, 2009, were in connection with the vesting of restricted stock awards.

2 In 1998, we announced that our Board of Directors authorized us to purchase up to eight million shares of our common stock.  We last purchased shares under this program in 2002 and have no plans to purchase additional shares at the present time.

At June 30, 2009, Rowan had approximately $189 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.

Item 4.  Submission of Matters to a Vote of Security Holders

See Item 4 in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, for a description of matters submitted to a vote of our stockholders.

Item 6.  Exhibits

The following is a list of exhibits filed with this Form 10-Q.  Each of the following exhibits is filed herewith, unless otherwise indicated below as being incorporated by reference to another filing of the Company:

4.1
Indenture for Senior Debt Securities dated as of July 21, 2009, between Rowan Companies, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 21, 2009).

4.2
First Supplemental Indenture dated as of July 21, 2009, between Rowan Companies, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated July 21, 2009).

10.1	2009 Rowan Companies, Inc. Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement dated March 19, 2009).
10.2	Form of 2009 Stock Appreciation Right Agreement under the 2009 Rowan Companies, Inc. Incentive Plan.
10.3	Form of 2009 Restricted Stock Agreement under the 2009 Rowan Companies, Inc. Incentive Plan.
10.4	Form of Non-Employee Director 2009 Restricted Stock Unit Agreement under the 2009 Rowan Companies, Inc. Incentive Plan.
10.5
Amendment No. 1 dated August 4, 2009, to the Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to the Bob Keller, formerly Tarzan II).

10.6	Supplement No. 2 dated August 4, 2009, to Trust Indenture between Rowan and Citibank, N.A. (relating to the Bob Keller, formerly Tarzan II).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROWAN COMPANIES, INC.
(Registrant)

Date: August 10, 2009	/s/ W. H. WELLS
W. H. Wells
Vice President – Finance and
Chief Financial Officer

Date: August 10, 2009	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Controller
(Chief Accounting Officer)