Form 10-Q
period 2009-09-30
ROWAN COMPANIES INC
filed 2009-11-06
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM_____TO_____

1-5491
Commission File Number

ROWAN COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-0759420
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2800 Post Oak Boulevard, Suite 5450 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock, $0.125 par value, outstanding at October 31, 2009, was 113,750,946.

ROWAN COMPANIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$681,107	$222,428
Receivables - trade and other	361,167	484,962
Inventories - at cost:
Raw materials and supplies	318,244	337,503
Work-in-progress	161,826	213,177
Finished goods	715	749
Prepaid expenses and other current assets	84,195	59,466
Deferred tax assets - net	43,647	50,902
Total current assets	1,650,901	1,369,187

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	3,674,265	3,503,590
Manufacturing plant and equipment	250,107	249,725
Construction in progress	653,125	425,182
Other property and equipment	140,349	126,915
Property, plant and equipment - gross	4,717,846	4,305,412
Less accumulated depreciation and amortization	1,277,839	1,157,884
Property, plant and equipment - net	3,440,007	3,147,528

Other assets	91,674	32,177

TOTAL ASSETS	$5,182,582	$4,548,892

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$64,922	$64,922
Accounts payable - trade	118,275	235,048
Deferred revenues	156,753	174,086
Billings in excess of costs and estimated profits on uncompleted contracts	40,684	57,119
Accrued compensation and related employee costs	60,613	108,060
Accrued income taxes	1,479	58,317
Other current liabilities	49,377	47,090
Total current liabilities	492,103	744,642

Long-term debt - less current maturities	801,162	355,560
Other liabilities	427,115	362,026
Deferred income taxes - net	490,135	426,848
Commitments and contingent liabilities (Notes 8 and 9)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value, authorized 5,000,000 shares, issuable in series:
Series C Preferred Stock, authorized 9,606 shares, none outstanding	-	-
Series A Junior Preferred Stock, authorized 1,500,000 shares, none issued	-	-
Common stock, $0.125 par value, authorized 150,000,000 shares; issued 113,860,569 shares at September 30, 2009, and 113,115,830 shares at December 31, 2008	14,233	14,141
Additional paid-in capital	1,069,106	1,063,202
Retained earnings	2,108,697	1,802,022
Cost of 109,623 and 79,948 treasury shares, respectively	(2,953)	(2,533)
Accumulated other comprehensive loss	(217,016)	(217,016)
Total stockholders' equity	2,972,067	2,659,816

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,182,582	$4,548,892

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

REVENUES:
Drilling services	$258,394	$357,143	$959,571	$1,064,944
Manufacturing sales and services	135,027	169,915	410,818	534,745
Total revenues	393,421	527,058	1,370,389	1,599,689

COSTS AND EXPENSES:
Drilling services (excluding items below)	121,238	163,330	403,459	483,107
Manufacturing sales and services (excluding items below)	116,949	149,174	355,145	454,755
Depreciation and amortization	43,747	36,230	126,855	102,782
Selling, general and administrative	24,094	27,595	73,390	85,767
Loss (gain) on disposals of property and equipment	305	(21,447)	(4,336)	(28,329)
Total costs and expenses	306,333	354,882	954,513	1,098,082

INCOME FROM OPERATIONS	87,088	172,176	415,876	501,607

OTHER INCOME (EXPENSE):
Interest expense	(10,810)	(4,456)	(16,410)	(14,351)
Less interest capitalized	7,348	4,456	12,455	13,624
Interest income	441	1,081	973	5,445
Other - net	2,303	(1,924)	6,139	(680)
Total other income (expense) - net	(718)	(843)	3,157	4,038

INCOME BEFORE INCOME TAXES	86,370	171,333	419,033	505,645
Provision for income taxes	7,978	57,219	112,358	172,298

NET INCOME	$78,392	$114,114	$306,675	$333,347

PER SHARE AMOUNTS:
Net income - basic	$.69	$1.01	$2.70	$2.96
Net income - diluted	$.69	$1.00	$2.70	$2.94

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2009	2008

CASH PROVIDED BY (USED IN):
Operations:
Net income	$306,675	$333,347
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	126,855	102,782
Deferred income taxes	70,542	38,004
Provision for pension and postretirement benefits	32,148	24,321
Stock-based compensation expense	9,571	10,330
Postretirement benefit claims paid	(2,689)	(2,084)
Gain on disposals of property, plant and equipment	(4,336)	(28,329)
Estimated net benefits from income tax claims	(25,057)	-
Contributions to pension plans	(34,487)	(23,576)
Changes in current assets and liabilities:
Receivables - trade and other	129,815	61,062
Inventories	65,578	(143,848)
Prepaid expenses and other current assets	(24,729)	(4,503)
Accounts payable	(130,778)	72,091
Accrued income taxes	(56,838)	(18,369)
Deferred revenues	(17,333)	66,625
Billings in excess of costs and estimated profits on uncompleted contracts	(16,435)	(59,701)
Other current liabilities	(11,348)	8,988
Net changes in other noncurrent assets and liabilities	(8,191)	(3,556)
Net cash provided by operations	408,963	433,584

Investing activities:
Capital expenditures	(393,223)	(618,541)
Proceeds from disposals of property, plant and equipment	5,689	53,455
Change in restricted cash balance	-	50,000
Net cash used in investing activities	(387,534)	(515,086)

Financing activities:
Proceeds from borrowings, net of issue costs	491,729	80,000
Repayments of borrowings	(51,168)	(131,168)
Payment of cash dividends	-	(33,713)
Excess tax benefits from stock-based compensation	(3,562)	1,999
Proceeds from stock option and convertible debenture plans and other	251	32,646
Net cash provided by (used in) financing activities	437,250	(50,236)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	458,679	(131,738)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	222,428	284,458
CASH AND CASH EQUIVALENTS, END OF PERIOD	$681,107	$152,720

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General

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

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, which establishes the Accounting Standards Codification (“ASC”) as the authoritative source of U.S. GAAP to be applied to nongovernmental entities.  On the effective date, the ASC superseded all then-existing non-SEC accounting and reporting standards, with certain limited exceptions.  Concurrently, all nongrandfathered, non-SEC accounting literature not included in the ASC was deemed nonauthoritative.  The ASC is a topically based model organized by topic number.  In the future, ASC topics will by updated by Accounting Standards Updates (“ASUs”), which will replace guidance previously issued as FASB Statements, Interpretations, Staff Positions and other non-SEC GAAP.  Rowan adopted the provisions of SFAS No. 168 (ASC 105 under the codification) during the third quarter of 2009.  Adoption had no material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 (ASC 855) establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, and is effective for interim or annual periods ending after June 15, 2009.  Rowan adopted the provisions of ASC 855 during the second quarter of 2009.  Adoption had no material impact on the Company’s financial statements.  (See Note 13.)

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 820-10-50), which expands the fair value disclosures required for financial instruments to interim periods for publicly traded entities.  ASC 820-10-50 is effective for interim and annual periods ending after June 15, 2009.   Rowan adopted the provisions of ASC 820-10-50 during the second quarter of 2009.  Adoption had no material impact on the Company’s financial statements.  (See Note 12.)

Note 2 – Segment Information

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

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents certain financial information by operating segment for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Revenues:
Drilling Services	$258.4	$357.1	$959.6	$1,064.9
Manufacturing:
Drilling Products and Systems	177.6	189.4	464.0	618.4
Mining, Forestry and Steel Products	41.5	59.0	139.5	174.5
Eliminations	(84.1)	(78.4)	(192.7)	(258.1)
Total Manufacturing	135.0	170.0	410.8	534.8
Total revenues from external customers	$393.4	$527.1	$1,370.4	$1,599.7

Income from operations:
Drilling Services	$81.1	$166.9	$396.1	$468.5
Manufacturing:
Drilling Products and Systems	29.5	12.8	59.7	66.5
Mining, Forestry and Steel Products	4.9	7.3	18.9	16.1
Eliminations	(28.4)	(14.8)	(58.8)	(49.5)
Total Manufacturing	6.0	5.3	19.8	33.1
Total income from operations	$87.1	$172.2	$415.9	$501.6

Note 3 – Earnings Per Share

A reconciliation of basic and diluted income per share for the three and nine months ended September 30, 2009 and 2008 follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Average common shares outstanding	113,859	113,055	113,530	112,482

Dilutive securities:
Employee and director stock options	74	727	54	847
Convertible debentures	-	8	-	130
Average shares for diluted calculations	113,933	113,790	113,584	113,459

Net income	$78,392	$114,114	$306,675	$333,347
Net income per share:
Basic	$.69	$1.01	$2.70	$2.96
Diluted	$.69	$1.00	$2.70	$2.94

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth securities excluded from the diluted calculations because they were antidilutive for the periods indicated.  Options and other potentially dilutive securities are antidilutive when the average stock market price during the period is less than the exercise price.  Such securities could potentially dilute earnings per share in the future (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Employee and director stock options	1,473	63	1,792	63
Stock appreciation rights	88	-	2	-
Convertible debentures	35	-	35	-
Total potentially dilutive securities	1,596	63	1,829	63

Note 4 – Pension and Other Postretirement Benefits

Rowan sponsors defined benefit pension plans covering substantially all of its employees, and provides health care and life insurance benefits upon retirement for certain employees.

Net periodic pension cost recognized for the three and nine months ended September 30, 2009 and 2008 included the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Service cost	$3,126	$4,033	$12,031	$10,774
Interest cost	7,562	8,356	24,280	23,656
Expected return on plan assets	(7,297)	(7,681)	(21,684)	(22,243)
Recognized actuarial loss	5,531	2,698	13,587	6,664
Amortization of prior service cost	(2,444)	(64)	(2,569)	(191)
Curtailment loss	71	-	71	-
Total net pension cost	$6,549	$7,342	$25,716	$18,660

Other postretirement benefit cost recognized for the three and nine months ended September 30, 2009 and 2008 included the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Service cost	$637	$509	$1,891	$1,018
Interest cost	1,258	1,105	3,732	2,209
Recognized actuarial loss	157	68	467	138
Amortization of transition obligation	167	164	495	329
Amortization of prior service cost	(52)	(50)	(153)	(101)
Total other postretirement benefit cost	$2,167	$1,796	$6,432	$3,593

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective July 1, 2009, the Company amended the benefit formula for its largest pension plan for active employees who were earning benefits in the plan prior to January 1, 2008.  The effect of the change through September 30, 2009, was to reduce third quarter pension expense by approximately $3.6 million, or $0.02 per share net of tax.  Pension expense for the fourth quarter is expected to be reduced by a similar amount.

During the nine months ended September 30, 2009, Rowan contributed $37.2 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $2.7 million during the remainder of 2009.

Note 5 – Cash and Cash Equivalents

Certain of Rowan’s debt securities are government-guaranteed through the Title XI program of U.S. Department of Transportation’s Maritime Administration (“MARAD”).  At the Company’s request, MARAD waived certain windstorm insurance coverage requirements under the loan agreements, for which the Company agreed to maintain a minimum unrestricted cash balance, which is currently $25 million.  Rowan remains subject to restrictions on the use of certain insurance proceeds should the Company experience future windstorm losses.  Each of these security provisions will be released by MARAD should Rowan be able to obtain windstorm coverage that satisfies the original terms of its debt agreements.

Note 6 – Construction Contracts in Process

The following table summarizes the status of the Drilling Products and Systems segment’s long-term construction contracts in process.  Payments, revenues and costs are cumulative from inception of the contract through the date indicated.  Payments include those received for contracts in progress or not yet begun and completed contracts with outstanding collections (in millions):

	September 30,	December 31,
	2009	2008

Total contract value of long-term contracts in process or not yet begun	$239.4	$290.7
Payments received	147.8	168.6
Revenues recognized	108.9	119.7
Costs recognized	67.9	74.5
Payments received in excess of revenues recognized	38.9	48.9

Billings in excess of costs and estimated profits on
uncompleted contracts, included in other current liabilities	$40.7	$57.1
Costs and estimated profits in excess of billings on
uncompleted contracts, included in other current assets	$1.8	$8.2

During the three months ended September 30, 2009, Rowan recognized approximately $22.8 million of manufacturing revenues and $14.7 million of manufacturing costs related to long-term construction contracts on the percentage-of-completion basis, as compared to $37.0 million of revenues and $25.4 million of costs for the comparable period of 2008.

During the nine months ended September 30, 2009, Rowan recognized approximately $73.4 million of manufacturing revenues and $50.2 million of manufacturing costs on the percentage-of-completion basis, as compared to $117.5 million of revenues and $78.3 million of costs for the comparable period of 2008.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 – Long-Term Debt

On July 21, 2009, Rowan issued $500 million aggregate principal amount of 7.875% Senior Notes due 2019 (the “Senior Notes”), in an SEC registered offering at a price to the public of 99.341% of the principal amount.  After deduction for underwriters’ discount and offering expenses, the Company received net proceeds of approximately $492 million from the sale of these notes, and the Company expects to use those net proceeds for general corporate purposes.  The Senior Notes will mature on August 1, 2019.  Interest on the Senior Notes is payable semi-annually on February 1 and August 1 of each year, beginning February 1, 2010, to the holders of record on the immediately preceding January 15 or July 15, respectively.

The Senior Notes are general unsecured, senior obligations. Accordingly, they rank:

• senior in right of payment to all of the Company’s subordinated indebtedness, if any;

• pari passu in right of payment with any of the Company’s existing and future unsecured indebtedness that is not by its terms subordinated to the Senior Notes, including any indebtedness under the Company’s senior revolving credit facility (other than letter of credit reimbursement obligations that are secured by cash deposits);

• effectively junior to the Company’s existing and future secured indebtedness (including indebtedness under its secured notes issued pursuant to the MARAD Title XI program to finance several offshore drilling rigs), in each case, to the extent of the value of the Company’s assets constituting collateral securing that indebtedness; and

• effectively junior to all existing and future indebtedness and other liabilities of the Company’s subsidiaries (other than indebtedness and liabilities owed to the Company).

The Company may, at its option, redeem any or all of the Senior Notes at any time for an amount equal to 100% of the principal amount to be redeemed plus a make-whole premium and accrued and unpaid interest to the redemption date.  The Company may purchase Senior Notes in the open market, or otherwise, at any time without restriction under the indenture.  The Company is not required to make mandatory redemption or sinking fund payments with respect to the Senior Notes.

The indenture governing the Senior Notes contains covenants that, among other things, limit the ability of the Company to (a) create liens that secure debt, (b) engage in sale and leaseback transactions and (c) merge or consolidate with another company.

On August 4, 2009, Rowan fixed the interest rate for the remainder of the term on $65.7 million of MARAD debt collateralized by the offshore rig, Bob Keller, at an annual rate of 3.525%.  Prior to that time, the interest rate floated based on a short-term commercial paper rate plus 0.15%.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 – Commitments

The following table presents the status of all of the Company’s rigs under construction as of September 30, 2009, and reflects the Company’s decision in October 2009 to resume construction of the EXL #4 (see Note 13).  Amounts include capitalized interest (in millions):

	Total estimated project costs	Total costs incurred through September 30, 2009	Projected costs for the remainder of 2009 and 2010	Projected costs in 2011 and 2112

Ralph Coffman (240C)	$245	$212	$33	$-
Joe Douglas (240C)	257	69	116	72
EXL #1	190	140	50	-
EXL #2	191	117	74	-
EXL #3	192	85	107	-
EXL #4	192	30	56	106
Total rigs under construction	$1,267	$653	$436	$178

Rowan periodically employs letters of credit or other bank-issued guarantees in the normal course of its businesses, and had unused letters of credit of approximately $42.4 million at September 30, 2009.

Note 9 – Legal Proceedings

During 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  The Company had leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that Rowan believes to be more than sufficient to satisfy its obligations under the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig.  However, the parties holding interests in the rig under the charter claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value.  Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment.  On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner interests filed a counterclaim for a variety of relief, claiming a right to payment under the charter based on a post-casualty rig valuation of approximately $83 million.  The insurance proceeds were placed in escrow.  The district court ultimately granted judgment against Rowan for the difference between (a) what Rowan had already paid to the Owner Trustee out of the escrowed insurance proceeds and (b) that rig valuation.  On March 31, 2009, the Court of Appeals for the 14th District of Texas reversed this judgment, holding that the Company’s interpretation of the charter was substantially correct, but directing Rowan to pay additional amounts due under the charter.  The Company has since made this payment out of the escrowed insurance proceeds.  In addition, the Court of Appeals remanded the case for further proceedings in the district court to resolve additional issues and to determine the parties’ respective rights to the balance of the escrowed insurance proceeds, which is currently $21.4 million.  The owner interests filed a motion for rehearing of the Court of Appeals’ decision. On October 8, 2009, the Court of Appeals denied the motion, but issued a substitute opinion to clarify the scope of the remand.  The Court of Appeals again held that the trial court is to resolve issues concerning the proper disposition of excess insurance proceeds.  The Court of Appeals further held that the owner interests’ claim that Rowan breached the charter agreement by failing to maintain adequate insurance remains to be decided by the trial court.  The owner interests have filed another motion for rehearing, which motion remains pending.  The Company believes that no further payment is owed to the opposing parties under the charter and intends to pursue that position vigorously in all subsequent court proceedings.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The construction of Rowan’s fourth Tarzan Class jack-up rig, the J.P. Bussell, was originally subcontracted to an outside Gulf of Mexico shipyard, Signal International LLC (“Signal”), and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million.  As a result of various problems encountered on the project, Rowan exercised its right to take over the rig construction pursuant to the terms of the construction contract, and Signal turned the rig over to the Company in March 2008.  The rig was later completed by the Company more than one year behind schedule, and its final cost was approximately 40% over the original estimate.  Accordingly, Rowan has declared Signal in breach of contract and initiated court proceedings styled Rowan Companies, Inc. and LeTourneau Technologies, Inc. vs. Signal International LLC in the 269th Judicial District Court of Harris County, Texas, to recover the cost to complete the rig over and above the agreed contract price and other damages, plus interest.  Signal filed a separate counterclaim against Rowan styled Signal International LLC vs. LeTourneau, Inc., in the U.S. District Court, Southern District of Texas, Houston Division, alleging breach of contract and claiming unspecified damages for cost overruns.  That case has been administratively stayed in favor of the State Court proceeding filed by the Company.  Signal reasserted its claimed damages for amounts owed and additional costs incurred, totaling approximately $63 million, as a counterclaim in the State Court suit.  The Company intends to vigorously defend its rights under the contract.  The Company does not believe that it is probable that Signal will prevail in its claim and has made no accrual for such at September 30, 2009.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 10 – Stock-Based Compensation

In May 2009, stockholders of the Company approved the adoption of the 2009 Rowan Companies, Inc. Incentive Plan (the “2009 Plan”), which authorizes the Compensation Committee of the Company’s Board of Directors to grant employees and non-employee directors, through May 2019, incentive awards covering up to 4,500,000 shares of Rowan common stock.  The awards may be in the form of stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance-based awards, in which the number of shares issued is dependent on the achievement of certain long-term performance goals over a specified period.  The 2009 Plan replaced the 2005 Rowan Companies, Inc. Long-Term Incentive Plan.  All awards outstanding under the 2005 Plan at the effective date of the 2009 Plan will remain outstanding.  All grants after adoption are made under the 2009 Plan.

On May 5, 2009, the Company granted RSAs, SARs, and RSUs covering a total of 1,216,433 shares, which generally vest over a three-year service period, with a fair value aggregating approximately $16.7 million.  Fair value, net of estimated forfeitures, was $16.1 million, which will be amortized over a weighted-average vesting period of 2.9 years from the grant date.

At September 30, 2009, Rowan had approximately $24.2 million of unrecognized future stock-based compensation expense, which is expected to be recognized over a remaining weighted-average period of 2.1 years.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 – Income Taxes

In the second quarter of 2009, the Company recognized an $8 million tax benefit ($0.07 per diluted share) as a result of a recent third-party tax case that provides a more favorable tax treatment for certain foreign contracts entered into in prior years, and lowered its estimated full-year 2009 effective tax rate to 31.4% from 33.6%.

During the third quarter of 2009, the Company completed its assessment of the impact of the case as to all open tax years and, as a result, recognized an additional $17 million tax benefit ($0.15 per diluted share) in the quarter, which further lowered the Company’s estimated full-year 2009 effective tax rate to 27.9%.  The Company has deferred recognition of a remaining $50 million estimated benefit in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (ASC 740-10).  In connection with the above, the Company has recorded a long-term receivable, which is included in Other Assets on the Condensed Consolidated Balance Sheet at September 30, 2009, for the gross claim of approximately $75 million and a long-term liability, which is included in Other Liabilities, of approximately $50 million.

Note 12 – Other Financial Statement Disclosures

Fair Values of Financial Instruments – The carrying amounts of the Company’s cash and cash equivalents, trade receivables and payables and floating-rate debt approximated their fair values due to their short maturity or variable interest-rate terms, as applicable.  As of September 30, 2009, the fair values of the Company’s fixed-rate notes, which had an aggregate carrying value of $741.2 million, approximated $784.5 million.   As of December 31, 2008, the fair values of the $216.5 million carrying value of fixed-rate notes approximated $244 million.  Fair values of the Company’s fixed-rate notes were estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Supplemental Cash Flow Information – Interest payments totaled $10.5 million and $17.5 million for the nine months ended September 30, 2009 and 2008, respectively.  Interest capitalized totaled $12.5 million and $13.6 million for the same periods of 2009 and 2008, respectively.  Tax payments (net of refunds) were $131.8 million and $150.9 million for the nine months ended September 30, 2009 and 2008, respectively.  Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statement of Cash Flows until settlement, were $13.3 million and $13.8 million at September 30, 2009 and 2008, respectively.

Other Comprehensive Income – Rowan had no items of other comprehensive income during the three or nine months ended September 30, 2009 or 2008.

Note 13 – Subsequent Event

On October 5, 2009, the Company announced that it will resume construction of its fourth EXL class rig at the Keppel AmFELS, Inc. shipyard in Brownsville, Texas, with delivery expected in the first quarter of 2012.

The Company had suspended construction in early 2009 due to liquidity concerns and a weakening jack-up drilling market.  The decision to resume construction had no effect on amounts recognized in the Company’s financial statements.

Rowan evaluated events and transactions subsequent to September 30, 2009, through November 6, 2009, the date that these financial statements were issued.  There were no other events or transactions that occurred during that period requiring recognition or disclosure in the financial statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

During 2009, our results of operations have continued to benefit from contracts executed prior to the downturn that began in mid 2008 in markets for our offshore drilling services and manufactured products and services.  We are currently receiving day rates on several long-term drilling contracts at rates higher than current market rates.  Absent a rebound in drilling demand, our future results of operations may be further negatively impacted as the lower market rates are realized in our reported results.  In response to the profound weakness in the U.S. Gulf of Mexico drilling market, we are seeking to relocate our Gulf rigs, as they become available, to other more active and profitable areas.  Although our operations are currently profitable overall, we can provide no assurance that they will continue to be profitable.

As of November 6, 2009, the Company had nine offshore rigs in the Middle East, seven in the U.S. Gulf of Mexico, two in the North Sea, and one each offshore West Africa, Eastern Canada, Mexico and Egypt.

RESULTS OF OPERATIONS

The following table highlights Rowan’s operating results for the three and nine months ended September 30, 2009 and 2008 (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change

Revenues:
Drilling	$258.4	$357.1	-28%	$959.6	$1,064.9	-10%
Manufacturing:
Drilling Products and Systems	93.5	111.0	-16%	271.3	360.3	-25%
Mining, Forestry and Steel Products	41.5	59.0	-30%	139.5	174.5	-20%
Total Manufacturing	135.0	170.0	-21%	410.8	534.8	-23%
Total revenues	$393.4	$527.1	-25%	$1,370.4	$1,599.7	-14%

Costs and expenses:
Drilling	$177.3	$190.2	-7%	$563.5	$596.4	-6%
Manufacturing:
Drilling Products and Systems	92.4	113.0	-18%	270.4	343.3	-21%
Mining, Forestry and Steel Products	36.6	51.7	-29%	120.6	158.4	-24%
Total Manufacturing	129.0	164.7	-22%	391.0	501.7	-22%
Total costs and expenses	$306.3	$354.9	-14%	$954.5	$1,098.1	-13%

Operating income (loss):
Drilling	$81.1	$166.9	-51%	$396.1	$468.5	-15%
Manufacturing:
Drilling Products and Systems	1.1	(2.0)	-155%	0.9	17.0	-95%
Mining, Forestry and Steel Products	4.9	7.3	-33%	18.9	16.1	17%
Total Manufacturing	6.0	5.3	13%	19.8	33.1	-40%
Total operating income	$87.1	$172.2	-49%	$415.9	$501.6	-17%

Net income	$78.4	$114.1	-31%	$306.7	$333.3	-8%

For the third quarter of 2009, our consolidated operating income decreased by $85.1 million or 49%, as compared to the third quarter of 2008, on a $133.7 million or 25% decrease in revenues and a $48.6 million or 14% reduction in costs.  Net income includes income tax expense of $8.0 million (9% effective rate) and $57.2 million (33% effective rate) for the third quarter of 2009 and 2008, respectively.

For the first nine months of 2009, our consolidated operating income decreased by $85.7 million or 17%, compared to the comparable 2008 period, on a $229.3 million or 14% decrease in revenues and a $143.6 million or 13% reduction in costs.  Net income includes income tax expense of $112.4 million (27% effective rate) and $172.3 million (34% effective rate) for the first nine months of 2009 and 2008, respectively.

In the second quarter of 2009, we recognized an $8 million tax benefit ($0.07 per diluted share) as a result of a recent third-party tax case that provides a more favorable tax treatment for certain foreign contracts entered into in prior years, and lowered our estimated full-year 2009 effective tax rate to 31.4% from 33.6%.

During the third quarter of 2009, we completed our assessment of the impact of the case as to all open tax years and, as a result, recognized an additional $17 million tax benefit ($0.15 per diluted share) in the quarter, which further lowered our estimated full-year 2009 effective tax rate to 27.9%.  We have deferred recognition of a remaining $50 million estimated benefit in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (ASC 740-10).

Drilling operations

Three months ended September 30, 2009, compared to three months ended September 30, 2008

The following table highlights the performance of our Drilling Services segment for the three months ended September 30, 2009 and 2008 (dollars in millions, except for average day rate):

	Three months ended September 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$258.4	100%	$357.1	100%
Operating costs	(121.3)	-47%	(163.3)	-46%
Depreciation expense	(39.8)	-15%	(32.2)	-9%
Selling, general and administrative expenses	(16.3)	-6%	(16.2)	-5%
Net gain on property disposals	0.1	0%	21.5	6%
Operating income	$81.1	31%	$166.9	47%

Offshore fleet:
Average day rate	$182,500		$161,100
Rig utilization	59%		95%
Revenue-producing days	1,197		1,817

Land fleet:
Average day rate	$22,500		$20,900
Rig utilization	56%		97%
Revenue-producing days	1,652		2,620

Drilling revenues for the quarter decreased by $98.7 million or 28% compared to the third quarter of 2008 as a result of the following (in millions):

Increase
(Decrease)

Lower offshore rig utilization	$(112.3)
Lower land rig utilization	(25.4)
Reimbursables and other, net	(7.1)
Loss of the Rowan-Anchorage1	(4.4)
Higher average land day rates	1.6
Addition of three land rigs2	6.4
Addition of the J.P. Bussell and Rowan-Mississippi3	18.4
Higher average offshore day rates	24.1
Net decrease	$(98.7)

__________________________________
1The Rowan-Anchorage was lost in September 2008 during Hurricane Ike.
2The three land rigs added to the fleet over the period from October 2008 through June 2009 contributed 251 revenue-producing days in the third quarter of 2009.
3The J.P. Bussell and Rowan-Mississippi commenced operations in November 2008 and contributed 134 revenue-producing days in the third quarter of 2009.

Drilling operating costs for the third quarter of 2009 decreased by $42.0 million, or 26%, from the third quarter of 2008 due to reductions in primarily labor and related personnel costs, and lower maintenance and reimbursable expenses.  Additionally, several shipyard upgrade projects absorbed certain personnel-related costs for many of our idle rigs.  Operating margins before depreciation and selling, general and administrative expenses for the third quarters of 2009 and 2008 were comparable at 53% and 54%, respectively. Drilling depreciation expense increased by $7.6 million or 24% between periods due primarily to the addition of the J.P. Bussell and Rowan-Mississippi in November 2008.

The following table presents certain key performance measures by geographic area for our offshore fleet for the quarterly periods indicated.  The number of rigs in each location is based on location for the majority of the period and includes active and idle rigs.  Revenues include reimbursables.  Average day rates are computed by dividing revenues recognized during the period, excluding reimbursables, by the number of revenue-producing days.  Rig utilization is computed as the number of revenue-producing days divided by total available rig-days.

	Three months ended September 30,
	2009	2008

Gulf of Mexico:
Number of rigs	8	9
Revenues	$43,844,000	$108,988,000
Average day rate	$137,900	$131,400
Utilization	43%	100%

Middle East:
Number of rigs	9	9
Revenues	$77,211,000	$124,545,000
Average day rate	$161,400	$159,200
Utilization	57%	94%

North Sea:
Number of rigs	2	2
Revenues	$36,244,000	$33,328,000
Average day rate	$209,200	$238,300
Utilization	94%	73%

Other international:
Number of rigs	3	1
Revenues	$63,465,000	$31,990,000
Average day rate	$267,300	$324,600
Utilization	84%	100%

Nine months ended September 30, 2009, compared to nine months ended September 30, 2008

The following table highlights the performance of our Drilling Services segment for the first nine months of 2009 and 2008 (dollars in millions, except for average day rate):

	Nine months ended September 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$959.6	100%	$1,064.9	100%
Operating costs	(403.5)	-42%	(483.1)	-45%
Depreciation expense	(115.3)	-12%	(91.1)	-9%
Selling, general and administrative expenses	(49.5)	-5%	(50.6)	-5%
Net gain on property disposals	4.8	1%	28.4	3%
Operating income	$396.1	41%	$468.5	44%

Offshore fleet:
Average day rate	$177,100		$160,800
Rig utilization	77%		94%
Revenue-producing days	4,599		5,402

Land fleet:
Average day rate	$23,600		$22,200
Rig utilization	63%		95%
Revenue-producing days	5,428		7,582

Drilling revenues for the first nine months of 2009 decreased by $105.3 million, or 10%, compared to the comparable period of 2008 as a result of the following (in millions):

Increase
(Decrease)

Lower offshore rig utilization	$(166.3)
Lower land rig utilization	(64.5)
Loss of the Rowan-Anchorage1	(15.2)
Reimbursables and other, net	(11.0)
Higher average land day rates	5.5
Addition of four land rigs2	18.7
Higher average offshore day rates	51.4
Addition of the J.P. Bussell and Rowan-Mississippi3	76.1
Net decrease	$(105.3)

_______________________________
1The Rowan-Anchorage was lost in September 2008 during Hurricane Ike.
2The four land rigs added to the fleet over the period from May 2008 through June 2009 contributed an additional 748 revenue-producing days in the first nine months of 2009 as compared to the comparable period of 2008.
3The J.P. Bussell and Rowan-Mississippi commenced operations in November 2008 and contributed 456 revenue-producing days in the first nine months of 2009.

Drilling operating costs for the first nine months of 2009 decreased by $79.6 million, or 16%, from the comparable prior-year period due to reductions in primarily labor and related personnel costs, and lower maintenance and reimbursable expenses.  Additionally, several shipyard upgrade projects absorbed certain personnel-related costs for many of our idle rigs.  Operating margins before depreciation and selling, general and administrative expenses improved to 58% in the nine-month period ended September 30, 2009 from 55% in the prior-year period.  Drilling depreciation expense increased by $24.2 million or 27% between periods due primarily to the addition of the J.P. Bussell and Rowan-Mississippi in November 2008.

The following table presents certain key performance measures by geographic area for our offshore fleet for the nine months ended September 30, 2009 and 2008.  The number of rigs in each location is based on location for the majority of the period and includes active and idle rigs.  Revenues include reimbursables.  Average day rates are computed by dividing revenues recognized during the period, excluding reimbursables, by the number of revenue-producing days.  Rig utilization is computed as the number of revenue-producing days divided by total available rig-days.

	Nine months ended September 30,
	2009	2008

Gulf of Mexico:
Number of rigs	9	8
Revenues	$252,113,000	$284,470,000
Average day rate	$150,400	$124,500
Utilization	67%	97%

Middle East:
Number of rigs	9	9
Revenues	$300,030,000	$351,495,000
Average day rate	$150,900	$154,900
Utilization	81%	92%

North Sea:
Number of rigs	2	2
Revenues	$138,669,000	$119,131,000
Average day rate	$258,800	$235,400
Utilization	98%	91%

Other international:
Number of rigs	2	2
Revenues	$134,943,000	$128,775,000
Average day rate	$293,100	$296,200
Utilization	82%	97%

Drilling Products and Systems

Three months ended September 30, 2009, compared to three months ended September 30, 2008

The following table highlights the performance of our Drilling Products and Systems segment for the quarterly periods (dollars in millions):

	Three months ended September 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$93.5	100%	$111.0	100%
Operating costs	(86.6)	-93%	(104.8)	-94%
Depreciation expense	(2.4)	-3%	(2.4)	-2%
Selling, general and administrative expenses	(3.4)	-4%	(5.8)	-5%
Operating income (loss)	$1.1	1%	$(2.0)	-2%

Revenues from Drilling Products and Systems decreased by $17.5 million, or 16%, between periods due primarily to the following:

•	A decrease of $13.8 million attributable to $35.9 million recognized on shipments of land rigs and component packages in 2009, down from $49.7 million in 2008;
•	A decrease of $10.6 million attributable to $28.7 million of revenues recognized on four offshore rig kit projects in progress in 2009, as compared to $39.3 million recognized on six projects in 2008;
•	An increase of $5.6 million attributable to $9.8 million recognized on shipments of 13 mud pumps in 2009, up from $4.2 million on shipments of 9 in 2008.

Revenues from Drilling Products and Systems include revenues recognized under the percentage-of-completion method of accounting as well as at the time of shipment.  Our product revenues are therefore influenced by progress on long-term contracts in process and the timing of shipments, and profitability is highly impacted by the mix of product sales.  Original-equipment sales, for example, have traditionally yielded lower margins than the related after-market parts sales.  Our average margin before depreciation and selling, general and administrative expenses was 7% of revenues in 2009 and 6% in 2008.

Selling, general and administrative costs declined by $2.4 million or 41% between periods due primarily to lower compensation and related fringe benefit costs associated with reduced employment levels.

Our Drilling Products and Systems operating results for the 2009 third quarter excludes $84.1 million of revenues and $55.7 million of expenses in connection with sales of products and services to our Drilling Services segment, most of which was attributable to construction of the newbuild jack-up, Ralph Coffman.  Drilling Products and Systems operating results for the comparable quarter of 2008 excludes $78.4 million of revenues and $63.6 million of expenses, primarily for construction of the J.P. Bussell, Rowan-Mississippi and Ralph Coffman.

Nine months ended September 30, 2009, compared to nine months ended September 30, 2008

The following table highlights the performance of our Drilling Products and Systems segment for the first nine months of 2009 and 2008 (dollars in millions):

	Nine months ended September 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$271.3	100%	$360.3	100%
Operating costs	(253.1)	-93%	(316.9)	-88%
Depreciation expense	(6.8)	-3%	(7.2)	-2%
Selling, general and administrative expenses	(10.5)	-4%	(19.2)	-5%
Operating income	$0.9	0%	$17.0	5%

Revenues from Drilling Products and Systems decreased by $89.0 million, or 25%, between periods due primarily to the following:

•
A decrease of $64.3 million attributable to $82.3 million of revenues recognized on five offshore rig kit projects in progress in 2009, as compared to $146.6 million recognized on eight projects in 2008;

•	A decrease of $26.7 million attributable to $81.1 million recognized on shipments of land rigs and component packages in 2009, down from $107.8 million in 2008;
•	A decrease of $19.0 million attributable to $1.4 million of revenues recognized on shipments of top drives in 2009, down from $20.4 million in 2008;
•	An increase of $14.7 million attributable to $37.6 million recognized on 42 mud pumps shipped in 2009, up from $22.9 million on 36 pumps in 2008.

Our average margin before depreciation and selling, general and administrative expenses decreased to 7% of revenues in 2009 from 12% in 2008.  Margins in 2009 were negatively affected by sales mix, with a greater share of revenues from some of our lower-margin products as compared to the prior year, $4 million in additional warranty costs accrued for necessary design improvements in the 500-ton top drive line, and $2 million in purchase cancellation fees.

Selling, general and administrative costs declined by $8.7 million or 45% between periods due primarily to lower compensation and related fringe benefit costs associated with reduced employment levels.

Our Drilling Products and Systems operating results for the 2009 nine-month period excludes $192.7 million of revenues and $133.9 million of expenses in connection with sales of products and services to our Drilling Services segment, most of which was attributable to construction of the newbuild jack-up, Ralph Coffman.  Drilling Products and Systems operating results for the comparable period of 2008 excludes $258.1 million of revenues and $208.6 million of expenses, primarily for construction of the J.P. Bussell, Rowan-Mississippi and Ralph Coffman.

Mining, Forestry and Steel Products

Three months ended September 30, 2009, compared to three months ended September 30, 2008

The following table highlights the performance of our Mining, Forestry and Steel Products segment for the quarterly periods (dollars in millions):

	Three months ended September 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$41.5	100%	$59.0	100%
Operating costs	(30.3)	-73%	(44.4)	-75%
Depreciation expense	(1.7)	-4%	(1.6)	-3%
Selling, general and administrative expenses	(4.1)	-10%	(5.6)	-9%
Net loss on property disposals	(0.5)	-1%	(0.1)	0%
Operating income	$4.9	12%	$7.3	12%

Our product revenues are influenced by the timing of shipments, and profitability is highly impacted by the mix of product sales, with after-market parts providing higher margins than original equipment.  As indicated in the preceding table, revenues from Mining, Forestry and Steel Products decreased by $17.5 million or 30% between periods.  Most of the decrease was attributable to lower sales of steel plate.  Revenues from steel plate sales totaled $5.8 million in the third quarter of 2009, down by $12.3 million or 68% between periods.  Parts sales decreased by $3.2 million or 16% between periods to $16.5 million during the third quarter of 2009.  Revenues from sales of new front-end mining loaders and log stackers were flat, despite shipping three units during the third quarter of 2009 compared to four units in the third quarter of 2008, due to sales of higher-priced units in the 2009 quarter.

Our average margin before depreciation and selling, general and administrative expenses increased to 27% of revenues in the third quarter of 2009 from 25% in the comparable quarter of 2008.  The higher margins were attributable to primarily product sales mix, particularly a greater proportion of lower-margin steel plate sales in 2008.

Nine months ended September 30, 2009, compared to nine months ended September 30, 2008

The following table highlights the performance of our Mining, Forestry and Steel Products segment for the first nine months of 2009 and 2008 (dollars in millions):

	Nine months ended September 30,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$139.5	100%	$174.5	100%
Operating costs	(102.0)	-73%	(137.9)	-79%
Depreciation expense	(4.8)	-3%	(4.5)	-3%
Selling, general and administrative expenses	(13.3)	-10%	(15.9)	-9%
Net loss on property disposals	(0.5)	0%	(0.1)	0%
Operating income	$18.9	14%	$16.1	9%

As indicated in the preceding table, revenues from Mining, Forestry and Steel Products decreased by $35.0 million or 20% between periods.  Most of the decrease was attributable to lower sales of steel plate.  Revenues from steel plate sales totaled $23.3 million in the first nine months of 2009, down by $27.4 million or 54% between periods.  Revenues from sales of new front-end mining loaders and log stackers declined by only $3.0 million, or 6%, despite selling four fewer units in 2009, due to sales of higher-priced units in 2009.  We shipped 12 units in first nine months of 2009 compared to 16 units in the comparable period of 2008.  Parts sales declined by two percent between periods to $52.9 million in the nine months ended September 30, 2009.

Our average margin before depreciation and selling, general and administrative expenses increased to 27% of revenues in the first nine months of 2009 from 21% in the comparable period of 2008.  The higher margins were attributable to primarily product sales mix, particularly a greater proportion of lower-margin steel plate sales in 2008.

Outlook

The market for the Company’s products and services is highly impacted by world commodities prices.  Our contract drilling services business is closely tied to the spending plans of oil and gas exploration and production companies, which are highly influenced by oil and gas prices.  Our Drilling Products and Systems segment is closely tied to the condition of the overall drilling industry and demand for drilling equipment, parts and services.  The prospects for our Mining, Forestry and Steel Products segment are strongly affected by prices for copper, iron ore, coal and timber.  The volatility of commodity prices and weakness in global capital markets over the past year have resulted in reduced demand for most of the products and services that we offer.  We cannot predict the duration of the current weak operating environment or quantify the impact that current business conditions will have on our future operations.

Drilling Operations

Our backlog of drilling contracts as of October 20, 2009, was approximately $1.3 billion, which we estimate will be realized as follows: 2009 – $220 million, 2010 – $810 million, 2011 – $245 million, 2012 and later years – $70 million.  About 41% and 11% of our available offshore rig days in 2010 and 2011, respectively, are currently under contract, and most of our drilling contracts have termination penalties.  Facing reduced liquidity, certain of our customers have sought to modify existing contracts, and we have experienced slower collections.  Some may seek to further delay payments or cancel drilling commitments.  We intend to enforce our drilling contracts and will vigorously defend our rights thereunder.  Any such disputes may adversely impact our results of operations and cash flows to the extent that collections are delayed and administrative costs are increased.

Our drilling operations are currently benefiting from contracted backlog obtained during the predominantly favorable market conditions of the past few years.  As our rigs roll off existing contracts, opportunities for new contracts have been limited, and some of our rigs have become and remain idle.  We can provide no assurance that we can maintain current utilization levels, spot day rates will remain above breakeven levels, our drilling operations will remain profitable, or we will be able to significantly increase our backlog for 2010 and beyond.

As of November 6, 2009, seven of our offshore rigs had drilling contracts estimated to complete in 2010, six had contracts estimated to complete in 2011, and six were available.  The remaining three rigs were under contracts expected to complete in 2009.  The Ralph Coffman, currently under construction and expected to commence operations in the first quarter of 2010, has a two-year contract.  The five other rigs currently under construction, which are expected to be delivered over the period from early 2010 through early 2012, are not yet contracted.

At September 30, 2009, the six jack-up rigs currently under construction required an additional $614 million to complete, which we expect to fund with existing cash balances and operating cash flows during the period.

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

Rowan suffered a significant loss of prospective revenues and has incurred significant removal of wreckage claims from the total destruction of six rigs in four separate storms from 2002 through 2008.  Due to the increased cost and reduced availability of coverage as discussed above, in 2009 we decided to discontinue windstorm physical damage coverage on four of our older, lower-specification jack-up rigs, and our removal of wreckage coverage is subject to a $100 million per occurrence deductible.  Our windstorm physical damage coverage is subject to a $50 million per occurrence deductible with an annual aggregate limit of $150 million and covers only the Gorilla II, the Bob Palmer and the Rowan-Mississippi.

In each of the past several years, the onset of hurricane season has coincided with declines in drilling activity in the Gulf of Mexico.  We expect this pattern to continue in future years.

Manufacturing Operations

Our external manufacturing backlog, which consists of executed contracts and customer commitments, was approximately $440 million at September 30, 2009, compared to $562 million at December 31, 2008, and was comprised of $247 million related to offshore rig projects, $107 million related to land rig projects, $21 million of mining and forestry equipment, $29 million of ad-hoc drilling equipment and $36 million primarily parts and other components.  We expect that about 20 to 25 percent of our external backlog at September 30, 2009, will be realized as revenue in the fourth quarter, with another two-thirds expected in 2010 and the balance in 2011.  We can provide no assurance we will be able to significantly increase our backlog for 2010 and beyond.

Facing reduced liquidity, certain of our customers have sought to modify existing orders by delaying deliveries and related payments.  Others are attempting to reduce or cancel orders altogether.  Though we fully intend to enforce our contractual rights, such actions by our customers could adversely impact our results of operations and cash flows to the extent that collections are delayed, administrative costs are increased, and we are otherwise unable to fully recover the in-process cost attributable to such orders.  We estimate that approximately $51 million or 12% of our September 30, 2009 manufacturing backlog is at risk of being delayed or canceled.  Should market conditions worsen, these actions may intensify, though we cannot assess that likelihood or the resulting impact on our results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

On July 21, 2009, the Company completed the issuance and sale of $500 million aggregate principal amount of 7.875% Senior Notes due August 1, 2019 (the “Senior Notes”).  Net proceeds to the Company, after underwriting discount and offering expenses, were $492 million.  The Company intends to use the net proceeds from the offering for general corporate purposes.  Interest on the Senior Notes is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2010.

A comparison of key balance sheet amounts and ratios as of September 30, 2009, and December 31, 2008 follows (dollars in millions):

	September 30,	December 31,
	2009	2008

Cash and cash equivalents	$681.1	$222.4
Current assets	$1,650.9	$1,369.2
Current liabilities	$492.1	$744.6
Current ratio	3.35	1.84
Current maturities of long-term debt	$64.9	$64.9
Long-term debt	$801.2	$355.6
Stockholders' equity	$2,972.1	$2,659.8
Long-term debt/total capitalization	0.21	0.12

Reflected in the comparison above are the effects of the following sources and uses of cash and cash equivalents during the periods indicated (in millions):

	Nine months ended September 30,
	2009	2008

Net operating cash flows	$409.0	$433.6
Borrowings, net of issue costs	491.7	80.0
Net proceeds from asset disposals	5.7	53.5
Excess tax benefits from stock-based compensation	(3.6)	2.0
Proceeds from equity compensation and debenture plans and other	0.3	32.6
Capital expenditures	(393.2)	(618.5)
Debt repayments	(51.2)	(131.2)
Net change in restricted cash balance	-	50.0
Cash dividend payments	-	(33.7)
Total sources (uses)	$458.7	$(131.7)

Operating Cash Flows

Operating cash flows approximated $409.0 million for the nine months ended September 30, 2009, as compared to $433.6 million for the comparable period of 2008.  Our cash flows from operations have benefited and will continue to benefit from long-term drilling contracts entered into when rates were significantly higher than current market rates.  As noted, seven of our offshore rigs have drilling contracts estimated to complete in 2010, six have contracts estimated to complete in 2011, and most of those rigs are operating under contracts at above-market rates negotiated in periods of stronger demand.  As a result, operating cash flows may be negatively affected in the future as these higher day-rate contracts are completed.  Despite the current weakness in drilling markets, we anticipate that our cash flows from operations will cover a substantial amount of our anticipated cash requirements over the next twelve months, and cash flows from operations plus available cash balances will be sufficient to meet our cash requirements over this period.

Capital Expenditures

Reference should be made to Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of the status of our newbuild projects.

Capital expenditures for the first nine months of 2009 included the following:

•	$176.5 million towards construction of the four EXL class rigs;
•	$82.9 million towards construction of our second and third 240C class rigs, the Ralph Coffman and Joe Douglas;
•	$96.6 million for improvements to the existing offshore fleet;
•	$5.3 million related to construction of two land rigs, one of which was completed in the first quarter of 2009 with the other delivered in June 2009.

For the remainder of 2009, we expect our capital expenditures to approximate $215 million, including $129 million for the four EXL class rigs, $52 million for the two 240C class rigs, and $22 million for existing rigs.  The latter category includes amounts necessary to complete upgrades to our available Gulf of Mexico and Middle East rigs begun during the third quarter to take advantage of the low opportunity cost while they are idle.  We expect to fund our capital expenditures from available cash and cash flows from operations.  We will periodically review and adjust the capital budget as necessary based upon current and forecasted cash flows and liquidity, anticipated market conditions in our drilling and manufacturing businesses and alternative uses of capital to enhance shareholder value.

Long-Term Debt

As noted above, in July 2009, the Company issued $500 million aggregate principal amount of 7.875% Senior Notes due 2019.  The Company may, at its option, redeem all or part of the Senior Notes at any time at a make-whole price.  The Senior Notes are general unsecured, senior obligations. Accordingly, the Senior Notes rank (a) pari passu in right of payment with any of the Company’s existing and future unsecured indebtedness that is not by its terms subordinated to the Senior Notes, including any indebtedness under the Company’s senior revolving credit facility (other than letter of credit reimbursement obligations that are secured by cash deposits), (b) effectively junior to the Company’s existing and future secured indebtedness (including indebtedness under its secured notes issued pursuant to the MARAD Title XI program to finance several offshore drilling rigs), in each case, to the extent of the value of the Company’s assets constituting collateral securing that indebtedness and (c) effectively junior to all existing and future indebtedness and other liabilities of the Company’s subsidiaries (other than indebtedness and liabilities owed to the Company).

On August 4, 2009, Rowan fixed the interest rate for the remainder of the term on $65.7 million of MARAD debt outstanding at September 30, 2009, collateralized by the offshore rig, Bob Keller, at an annual rate of 3.525%.  Prior to that time, the rate floated based on a short-term commercial-paper rate plus 0.15%.

Some of our debt agreements contain provisions that require minimum levels of cash, working capital and stockholders’ equity, and limit the amount of long-term debt and, in the event of noncompliance, restrict investment activities, asset purchases and sales, lease obligations, borrowings and mergers or acquisitions.

We were in compliance with each of our debt covenants at September 30, 2009, and we do not expect to encounter difficulty complying in the following twelve-month period.  We had no borrowings outstanding under our $155 million credit facility at September 30, 2009, and we believe that funding under the facility continues to be available, if necessary.

Pension Obligations

Minimum contributions to our defined benefit pension plans are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates.  Similar calculations were used to estimate pension costs and obligations as reflected in our condensed consolidated financial statements.  As of December 31, 2008, our financial statements reflected an aggregate unfunded pension liability of $298 million, most of which relates to our drilling employees’ plan.  As previously reported, we amended the benefit formula for new drilling plan entrants effective January 1, 2008 in order to reduce the rate at which the plan’s liabilities were growing.  Effective July 1, 2009, we amended the plan’s benefit formula for active employees who were earning benefits in the plan prior to January 1, 2008.  The plan changes that became effective July 1 will result in an annualized reduction in pension expense of approximately $15 million.  Despite the recent changes to the drilling plan, we will need to make significant pension contributions over the next several years; and additional funding would be required if asset values decline.  During the first nine months of 2009, Rowan contributed $34.5 million to its pension plans and expects to make additional contributions totaling $1.8 million during the remainder of 2009.

Cash Dividends

At September 30, 2009, we had approximately $656 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.  We do not expect to pay dividends in the foreseeable future.

Contingent Liabilities

Reference should be made to Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of the status of significant legal proceedings.

Critical Accounting Policies and Management Estimates

Rowan’s significant accounting policies are outlined in Note 1 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2008.  These policies and management judgments, assumptions and estimates made in their application underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  We believe that our most critical accounting policies and management estimates involve revenue recognition (primarily upfront service fees for equipment moves and modifications and longer-term manufacturing contracts), inventory (primarily valuation allowances for excess and obsolete inventories), property and depreciation (particularly capitalizable costs, useful lives and salvage values), carrying values of long-lived assets, and pension and other postretirement benefit liabilities and costs (specifically, assumptions used in actuarial calculations).

As discussed above and in Note 11 to the financial statements, during the second and third quarters of 2009, we recognized tax benefits of $8 million and $17 million, respectively, as a result of a recent third-party tax case that provides a more favorable tax treatment for certain foreign contracts entered into in prior years.  In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (ASC 740-10), we evaluate a tax position to determine if it is more likely than not that the tax position will be sustained upon examination, based on its merits.  A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in income for the period, and a reserve, if any.  Our income tax returns are subject to audit by U.S. federal, state, and foreign tax authorities.  Determinations by such taxing authorities that differ materially from our recorded estimates, either favorably or unfavorably, may have a material impact on our results of operations, financial position and cash flows.  We believe our reserve for uncertain tax positions totaling $55.1 million at September 30, 2009, is properly recorded in accordance with ASC 740-10.

Changes in judgments, assumptions or policies would produce significantly different amounts from those reported herein.  During the nine months ended September 30, 2009, there have been no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

Recent Accounting Standards

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.  ASU No. 2009-13 addresses accounting by vendors who provide multiple products or services to customers at different points in time or over different time periods.  Specifically, ASU No. 2009-13 eliminates the residual method of allocating revenues to each activity and requires that revenue be allocated at inception of the arrangement to all deliverables using a relative selling price method.  ASU No. 2009-13 is effective for fiscal years beginning on or after June 15, 2010 and may be applied prospectively for arrangements entered into after the effective date or retrospectively for all periods presented.  The Company is currently studying what impact, if any, adoption may have on its financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Rowan’s outstanding debt at September 30, 2009, was comprised of $744.5 million of fixed-rate notes bearing a weighted-average annual interest rate of 6.6%, and a $124.9 million floating-rate note collateralized by the Bob Palmer bearing interest at a short-term commercial-paper rate plus 0.25%, or 0.63% at September 30, 2009.  Rowan may fix the interest rate on the Bob Palmer at any time and must fix it by July 15, 2011.  Rowan believes that its exposure to risk of earnings loss due to changes in market interest rates is limited.

Rowan has a $155 million revolving credit facility expiring in June 2011.  There were no borrowings outstanding under the facility at September 30, 2009.  The Company believes that funding under the credit facility continues to be available, if necessary.

The majority of Rowan’s transactions are denominated in United States dollars; thus, the Company’s foreign currency exposure is not material.  Fluctuating commodity prices affect Rowan’s future earnings materially to the extent that they influence demand for the Company’s products and services.  As a general practice, Rowan does not hold or issue derivative financial instruments and had no derivatives outstanding during the periods covered by this report.

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference should be made to Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the status of significant legal proceedings.

Item 1A.  Risk Factors

You should carefully consider the risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, before deciding to invest in Rowan Common Stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

The Company did not acquire any shares of its stock in the three months ended September 30, 2009.

In 1998, we announced that our Board of Directors authorized us to purchase up to eight million shares of our common stock.  We last purchased shares under this program in 2002 and have no plans to purchase additional shares at the present time.

At September 30, 2009, Rowan had approximately $656 million of retained earnings available for distribution to stockholders under the most restrictive provisions of our debt agreements.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2009.

Item 6.  Exhibits

The following is a list of exhibits filed with this Form 10-Q.  Each of the following exhibits is filed herewith, unless otherwise indicated below as being incorporated by reference to another filing of the Company:

3.1	Amended and Restated Bylaws of Rowan Companies, Inc., effective as of October 29, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 2, 2009).
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

4.3
Amendment, dated as of October 30, 2009, to the Amended and Restated Rights Agreement, dated as of January 24, 2002, as amended, between Rowan Companies, Inc. and Wells Fargo Bank, National Association, as rights agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 2, 2009).

10.1
Amendment No. 1 dated August 4, 2009, to the Commitment to Guarantee Obligations between Rowan and the Maritime Administration of the U.S. Department of Transportation (relating to the Bob Keller, formerly Tarzan II) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009).

10.2
Supplement No. 2 dated August 4, 2009, to Trust Indenture between Rowan and Citibank, N.A. (relating to the Bob Keller, formerly Tarzan II) (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed August 10, 2009).

10.3
Form of Indemnification Agreement between Rowan Companies, Inc. and each of its directors and certain officers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 2, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROWAN COMPANIES, INC.
(Registrant)

Date: November 6, 2009	/s/ W. H. WELLS
W. H. Wells
Vice President – Finance and
Chief Financial Officer

Date: November 6, 2009	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Controller
(Chief Accounting Officer)