Form 10-Q
period 2010-03-31
ROWAN COMPANIES INC
filed 2010-05-07
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

The number of shares of common stock, $0.125 par value, outstanding at April 30, 2010, was 114,425,813.

ROWAN COMPANIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$522,146	$639,681
Receivables - trade and other	420,153	343,642
Inventories - at cost:
Raw materials and supplies	258,418	309,682
Work-in-progress	165,193	141,036
Finished goods	4,207	941
Prepaid expenses and other current assets	50,915	76,744
Deferred tax assets - net	39,153	38,071
Total current assets	1,460,185	1,549,797

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	3,995,929	3,975,006
Manufacturing plant and equipment	248,274	251,882
Construction in progress	607,809	528,669
Other property and equipment	146,085	144,337
Property, plant and equipment - gross	4,998,097	4,899,894
Less accumulated depreciation and amortization	1,361,753	1,320,409
Property, plant and equipment - net	3,636,344	3,579,485

Other assets	78,086	81,412

TOTAL ASSETS	$5,174,615	$5,210,694

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$58,563	$64,922
Accounts payable - trade	105,434	124,562
Deferred revenues	124,482	139,398
Billings in excess of costs and estimated profits on uncompleted contracts	25,368	25,226
Accrued compensation and related employee costs	67,238	110,526
Accrued income taxes	38,182	40,990
Accrued interest	9,981	20,100
Other current liabilities	38,364	42,548
Total current liabilities	467,612	568,272

Long-term debt - less current maturities	775,223	787,490
Other liabilities	282,464	278,862
Deferred income taxes - net	471,006	465,700
Commitments and contingent liabilities (Notes 7 and 8)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, issuable in series:
Series C Preferred Stock, 9,606 shares authorized, none outstanding	-	-
Series A Junior Preferred Stock, 1,500,000 shares authorized, none issued	-	-
Common stock, $0.125 par value, 150,000,000 shares authorized; 114,383,650 shares and 113,885,661 shares issued at March 31, 2010 and December 31, 2009, respectively	14,299	14,237
Additional paid-in capital	1,081,596	1,078,337
Retained earnings	2,234,149	2,169,526
Cost of 52,477 and 52,342 treasury shares, respectively	(1,413)	(1,409)
Accumulated other comprehensive loss	(150,321)	(150,321)
Total stockholders' equity	3,178,310	3,110,370

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,174,615	$5,210,694

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

REVENUES:
Drilling services	$330,984	$380,370
Manufacturing sales and services	101,421	114,438
Total revenues	432,405	494,808

COSTS AND EXPENSES:
Drilling services (excluding items below)	136,547	145,381
Manufacturing sales and services (excluding items below)	84,570	90,808
Depreciation and amortization	45,492	40,499
Selling, general and administrative	25,797	24,576
Gain on disposals of property and equipment	(129)	(4,701)
Material charge - manufacturing inventories (Note 10)	42,024	-
Total costs and expenses	334,301	296,563

INCOME FROM OPERATIONS	98,104	198,245

OTHER INCOME (EXPENSE):
Interest expense	(12,970)	(3,143)
Interest capitalized	7,291	2,764
Interest income	181	331
Other - net	1,545	1,414
Total other income (expense) - net	(3,953)	1,366

INCOME BEFORE INCOME TAXES	94,151	199,611
Provision for income taxes	29,528	67,911

NET INCOME	$64,623	$131,700

PER SHARE AMOUNTS:
Net income - basic	$.57	$1.16
Net income - diluted	$.56	$1.16

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

CASH PROVIDED BY (USED IN) OPERATIONS:
Net income	$64,623	$131,700
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	45,492	40,499
Deferred income taxes	4,224	24,964
Provision for pension and postretirement benefits	9,632	11,662
Stock-based compensation expense	2,955	2,969
Gain on disposals of property and equipment	(129)	(4,701)
Postretirement benefit claims paid	(874)	(817)
Contributions to pension plans	(34,532)	(7,324)
Changes in current assets and liabilities:
Receivables - trade and other	(76,511)	36,157
Inventories	24,288	(13,410)
Prepaid expenses and other current assets	25,829	10,539
Accounts payable	(32,763)	(114,241)
Accrued income taxes	(2,808)	(13,575)
Deferred revenues	(14,916)	2,665
Billings in excess of costs and estimated profits on uncompleted contracts	142	2,060
Other current liabilities	(23,281)	(31,049)
Net changes in other noncurrent assets and liabilities	(1,559)	(822)
Net cash (used in) provided by operations	(10,188)	77,276

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(89,576)	(93,631)
Proceeds from disposals of property, plant and equipment	323	5,310
Net cash used in investing activities	(89,253)	(88,321)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	(18,707)	(18,707)
Proceeds from stock option plans and other	613	116
Net cash used in financing activities	(18,094)	(18,591)

DECREASE IN CASH AND CASH EQUIVALENTS	(117,535)	(29,636)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	639,681	222,428
CASH AND CASH EQUIVALENTS, END OF PERIOD	$522,146	$192,792

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

The condensed consolidated financial statements of Rowan Companies, Inc. (“Rowan” or the “Company”) included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission.  Certain information and notes have been condensed or omitted as permitted by those rules and regulations.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Rowan believes the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature unless otherwise noted, necessary for a fair statement of the results for the interim periods presented.  Rowan’s results of operations and cash flows for the interim periods are not necessarily indicative of results to be expected for the full year.  (See discussion under “Material Charge” in Note 10.)

Note 2 – Segment Information

Rowan has three principal operating segments – Drilling Services, Drilling Products and Systems, and Mining, Forestry and Steel Products.  The largest of these is the Drilling Services segment, which provides onshore and offshore oil and gas contract drilling services on a daily-rate basis.  The Drilling Products and Systems segment manufactures equipment and parts for the drilling industry featuring jack-up rigs, rig kits and related components and parts, mud pumps, drawworks, top drives, rotary tables, other rig equipment, variable-speed motors, drives and other electrical components.  The Mining, Forestry and Steel Products segment manufactures large-wheeled mining and timber equipment and related parts, and carbon and alloy steel plate.  The Drilling Products and Systems and Mining, Forestry and Steel Products segments operate under the Company’s wholly owned subsidiary, LeTourneau Technologies, Inc (“LeTourneau”).

The following table presents certain financial information by operating segment for the three months ended March 31, 2010 and 2009 (in millions):

	2010	2009

Revenues:
Drilling Services	$331.0	$380.4
Manufacturing:
Drilling Products and Systems	96.0	144.6
Mining, Forestry and Steel Products	51.1	43.3
Eliminations	(45.7)	(73.5)
Total Manufacturing	101.4	114.4
Total revenues from external customers	$432.4	$494.8

Income (loss) from operations:
Drilling Services	$136.9	$187.1
Manufacturing:
Drilling Products and Systems	(38.4)	26.5
Mining, Forestry and Steel Products	11.2	5.1
Eliminations	(11.6)	(20.5)
Total Manufacturing	(38.8)	11.1
Total income from operations	$98.1	$198.2

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 – Earnings Per Share

A reconciliation of basic and diluted shares for the three months ended March 31, 2010 and 2009 follows (in thousands):

	2010	2009

Average common shares outstanding - basic	112,857	113,126
Add: Dilutive shares issuable under stock-based compensation plans	1,610	46
Average diluted shares	114,467	113,172

There were no adjustments to net income required for purposes of computing diluted earnings per share.

The following table sets forth the share effects of securities excluded from the diluted calculations for the three months ended March 31, 2010 and 2009, because they were antidilutive.  Options and other potentially dilutive securities are antidilutive when the exercise or conversion price exceeds the average market price of the Company’s common stock during the period (in thousands):

	2010	2009

Employee and director stock options	618	1,814
Stock appreciation rights	158	-
Shares issuable upon conversion of debentures	35	35
Total potentially dilutive shares	811	1,849

Note 4 – Pension and Other Postretirement Benefits

Rowan sponsors defined benefit pension plans covering substantially all of its employees, and provides health care and life insurance benefits upon retirement for certain employees.

Net periodic pension cost recognized for the three months ended March 31, 2010 and 2009 included the following components (in thousands):

	2010	2009

Service cost	$3,925	$4,428
Interest cost	7,652	8,313
Expected return on plan assets	(7,527)	(7,154)
Recognized actuarial loss	5,303	4,016
Amortization of prior service cost	(1,647)	(62)
Total net pension cost	$7,706	$9,541

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other postretirement benefit cost recognized for the three months ended March 31, 2010 and 2009 included the following components (in thousands):

	2010	2009

Service cost	$583	$623
Interest cost	1,135	1,230
Recognized actuarial loss	97	155
Amortization of transition obligation	163	163
Amortization of prior service cost	(51)	(50)
Total other postretirement benefit cost	$1,927	$2,121

During the three months ended March 31, 2010, Rowan contributed $35.4 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $25.4 million during the remainder of 2010.

Note 5 – Cash and Cash Equivalents

Certain of Rowan’s debt securities are government-guaranteed through the Title XI program of the U.S. Department of Transportation’s Maritime Administration (“MARAD”).  At the Company’s request, MARAD waived certain windstorm insurance coverage requirements under the loan agreements, for which the Company agreed to maintain a minimum cash balance, which is currently $25 million.  Rowan remains subject to restrictions on the use of certain insurance proceeds should the Company experience future windstorm losses.  Each of these security provisions will be released by MARAD should Rowan be able to obtain windstorm coverage that satisfies the original terms of its debt agreements.

Note 6 – Construction Contracts in Process

The following table summarizes the status of long-term manufacturing contracts in process.  Payments, revenues and costs are cumulative from inception of the contract through the date indicated.  Payments include those received for contracts in progress or not yet begun and completed contracts with outstanding collections (in thousands):

	March 31,	December 31,
	2010	2009

Total contract value of long-term contracts in process or not yet begun	$202,279	$204,201
Payments received	142,801	119,653
Revenues recognized	120,564	102,155
Costs recognized	73,210	61,407
Payments received in excess of revenues recognized	22,237	17,498

Billings in excess of costs and estimated profits on uncompleted contracts (included in current liabilities)	$25,368	$25,226
Costs and estimated profits in excess of billings on uncompleted contracts (included in prepaid expenses and other current assets)	$3,131	$7,728

During the three months ended March 31, 2010, Rowan recognized approximately $18.4 million of manufacturing revenues and $11.9 million of related costs under the percentage-of-completion method of accounting, as compared to $26.1 million of revenues and $16.2 million of costs for the comparable period of 2009.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 – Commitments

The following table presents the status of all of the Company’s rigs under construction as of March 31, 2010.  Amounts include capitalized interest (in millions):

	Total estimated project costs	Total costs incurred through March 31, 2010	Projected costs for the remainder of 2010	Projected costs in 2011	Projected costs in 2012

Joe Douglas (240C)	$257	$91	$81	$85	$-
EXL #1	192	175	17	-	-
EXL #2	193	160	33	-	-
EXL #3	195	135	60	-	-
EXL #4	197	47	70	49	31
Total rigs under construction	$1,034	$608	$261	$134	$31

Rowan periodically employs letters of credit or other bank-issued guarantees in the normal course of its businesses, and had outstanding letters of credit of approximately $43.1 million at March 31, 2010.

Note 8 – Legal Proceedings

During 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  The Company had leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that Rowan believes to be more than sufficient to satisfy its obligations under the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig.  However, the parties holding interests in the rig under the charter claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value.  Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment.  On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner interests filed a counterclaim for a variety of relief, claiming a right to payment under the charter based on a post-casualty rig valuation of approximately $83 million.  The insurance proceeds were placed in escrow.  The district court ultimately granted judgment against Rowan for the difference between (a) what Rowan had already paid to the Owner Trustee out of the escrowed insurance proceeds and (b) that rig valuation.  On March 31, 2009, the Court of Appeals for the 14th District of Texas reversed this judgment, holding that the Company’s interpretation of the charter was substantially correct, but directing Rowan to pay additional amounts due under the charter.  The Company has since made this payment out of the escrowed insurance proceeds.  In addition, the Court of Appeals remanded the case for further proceedings in the district court to resolve additional issues and to determine the parties’ respective rights to the balance of the escrowed insurance proceeds, which is currently $21.4 million.  The owner interests filed a motion for rehearing of the Court of Appeals’ decision.  On October 8, 2009, the Court of Appeals denied the motion, but issued a substitute opinion to clarify the scope of the remand.  The Court of Appeals again held that the trial court is to resolve issues concerning the proper disposition of excess insurance proceeds.  The Court of Appeals further held that the owner interests’ claim that Rowan breached the charter agreement by failing to maintain adequate insurance remains to be decided by the trial court.  The owner interests filed another motion for rehearing, which motion was denied in January 2010.  On March 22, 2010, the owner interests filed its petition for review in the Supreme Court of Texas.  The Company believes that no further payment is owed to the opposing parties under the charter and intends to pursue that position vigorously in all subsequent court proceedings.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2004, Rowan learned that the Environmental and Natural Resources Division, Environmental Crimes Section of the U.S. Department of Justice (“DOJ”) had begun conducting a criminal investigation of environmental matters involving several of the Company’s offshore drilling rigs, including a rig known as the Rowan-Midland, which at various times operated in the Gulf of Mexico.  In 2007, the Company entered into a plea agreement with the DOJ, as amended, under which the Company paid fines and made community service payments totaling $9 million and agreed to be subject to unsupervised probation for a period of three years, ending November 2010.  During this period the Company must ensure that it commits no further criminal violations of federal, state, or local laws or regulations and must also continue to implement its comprehensive Environmental Management System Plan.  Subsequent to the conduct at issue, the Company sold the Rowan-Midland to a third party.  Concurrent with the plea agreement, the Environmental Protection Agency approved a compliance agreement with Rowan which, among other things, contains a certification that the conditions giving rise to the violations to which the Company entered guilty pleas have been corrected.  The Company believes that if it fully complies with the terms of the compliance agreement, it will not be suspended or debarred from entering into or participating in contracts with the U.S. Government or any of its agencies.

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

The construction of Rowan’s fourth Tarzan-class jack-up rig, the J.P. Bussell, was originally subcontracted to an outside Gulf of Mexico shipyard, Signal International LLC (“Signal”), and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million.  As a result of various problems encountered on the project, Rowan exercised its right to take over the rig construction pursuant to the terms of the construction contract, and Signal turned the rig over to the Company in March 2008.  The rig was later completed by the Company more than one year behind schedule, and its final cost was approximately 40% over the original estimate.  Accordingly, Rowan has declared Signal in breach of contract and initiated court proceedings styled Rowan Companies, Inc. and LeTourneau Technologies, Inc. vs. Signal International LLC in the 269th Judicial District Court of Harris County, Texas, to recover the cost to complete the rig over and above the agreed contract price and other damages, plus interest.  Signal filed a separate counterclaim against Rowan styled Signal International LLC vs. LeTourneau, Inc., in the U.S. District Court, Southern District of Texas, Houston Division, alleging breach of contract and claiming unspecified damages for cost overruns.  That case has been administratively stayed in favor of the State Court proceeding filed by the Company.  Signal reasserted its claimed damages for amounts owed and additional costs incurred, totaling approximately $88 million, as a counterclaim in the State Court suit.  The Company intends to vigorously defend its rights under the contract.  The Company does not believe that it is probable that Signal will prevail in its claim and has made no accrual for such at March 31, 2010.

During 2005, the Company learned that the DOJ was conducting an investigation of potential antitrust violations among helicopter transportation providers in the Gulf of Mexico.  Rowan's former aviation subsidiary, which was sold effective December 31, 2004, received a subpoena in connection with the investigation.  The Company has not been contacted by the DOJ, but the purchaser claimed that Rowan is responsible for any exposure it may have.  The Company has disputed that claim. On August 6, 2009, the Company received a letter from the purchaser informing the Company that Rowan’s former aviation subsidiary has been named as a defendant in a purported class action lawsuit alleging antitrust violations and claiming that Rowan is responsible for any exposure the purchaser may have under the lawsuit.  The Company disputes that claim as well.

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

Note 9 – Stock-Based Compensation

On March 5, 2010, the Company granted restricted stock awards and stock appreciation rights covering a total of 798,846 shares, which vest in one-third increments over a three-year service period, with a fair value aggregating approximately $17.7 million.  Grant-date fair value, net of estimated forfeitures, was $17.1 million, which will be amortized on a straight-line basis over three years from the grant date.

At March 31, 2010, Rowan had approximately $33.4 million of unrecognized future stock-based compensation expense, which is expected to be recognized over a remaining weighted-average period of 1.7 years.

Note 10 – Other Financial Statement Disclosures

Fair Values of Financial Instruments – The carrying amounts of the Company’s cash and cash equivalents, trade receivables and trade payables approximated their fair values due to their short maturities.  As of March 31, 2010, the fair values of the Company’s debt, which had an aggregate carrying value of $833.8 million, approximated $909 million.  Fair values of the Company’s debt was estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, were $13.4 million and $36.7 million at March 31, 2010 and 2009, respectively.

Other Comprehensive Income – Rowan had no items of other comprehensive income during the three months ended March 31, 2010 or 2009.

Material Charge – During the first quarter of 2010, the Drilling Products and Systems manufacturing segment performed an assessment of its Houston-based raw materials and supplies inventory.  As a result, the Company increased its inventory valuation reserve by approximately $42.0 million and recorded a corresponding charge to its operations during the period to reflect a reduction in the estimated realizable value of items that were deemed to be nonconforming or slow-moving.  Such amount is reflected in the Condensed Consolidated Statements of Income on the line, “Material charge - manufacturing inventories.”

Note 11 – Subsequent Events

There were no events or transactions that occurred subsequent to March 31, 2010, requiring recognition or disclosure in the financial statements.

1.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

When comparing the first quarter of 2010 with the first quarter of 2009, both revenues and operating income declined, primarily attributable to lower utilization of the Company’s offshore rig fleet in the U.S. Gulf of Mexico and Middle East.  Compared to the fourth quarter of 2009, however, the Company’s first quarter 2010 rig utilization increased in each geographic region in which the Company operates – to 79% from 54% in the U.S. Gulf of Mexico; to 56% from 53% in the Middle East; and to 99% from 93% in the North Sea.  Utilization of the Company’s other international rigs increased to 99% from 85% between periods, with each of West Africa, Eastern Canada and Egypt showing higher utilization.

Although utilization has recently improved, leading day rates have yet to show significant improvement and remain well below peak levels.  During the three months ended March 31, 2010, our results of operations continued to benefit from contracts executed prior to the global downturn that began in mid 2008.  We are currently receiving above-market day rates on several long-term drilling contracts, most of which are scheduled to conclude in 2010 or 2011.  Despite increasing rig utilization, absent improvements in current day rates, our future results of operations will continue to be negatively impacted as the older, higher-day rate contracts are completed.  Although our operations are currently profitable overall, we can provide no assurance that they will continue to be profitable.

In early May 2010, the Company took delivery of the first newly constructed EXL-class rig.  The rig is expected to begin operations in the U.S. Gulf of Mexico in mid May under the first of two contracts for work through approximately June 2011.

As of May 7, 2010, we had nine offshore rigs in the Middle East, nine in the U.S. Gulf of Mexico, two in the North Sea, one each offshore West Africa, Eastern Canada, Mexico and Egypt, and four under construction.  Additionally, we had 30 actively marketed land rigs located in Texas, Louisiana, Oklahoma and Alaska.

--

RESULTS OF OPERATIONS

The following table highlights Rowan’s operating results for the three months ended March 31, 2010 and 2009 (dollars in millions):

	2010	2009	% Change

Revenues:
Drilling Services	$331.0	$380.4	-13%
Manufacturing:
Drilling Products and Systems	50.3	71.1	-29%
Mining, Forestry and Steel Products	51.1	43.3	18%
Total Manufacturing	101.4	114.4	-11%
Total revenues	$432.4	$494.8	-13%

Costs and expenses:
Drilling Services	$194.1	$193.3	0%
Manufacturing:
Drilling Products and Systems	100.3	65.1	54%
Mining, Forestry and Steel Products	39.9	38.2	4%
Total Manufacturing	140.2	103.3	36%
Total costs and expenses	$334.3	$296.6	13%

Operating income (loss):
Drilling Services	$136.9	$187.1	-27%
Manufacturing:
Drilling Products and Systems	(50.0)	6.0	-933%
Mining, Forestry and Steel Products	11.2	5.1	120%
Total Manufacturing	(38.8)	11.1	-450%
Total operating income	$98.1	$198.2	-51%

Net income	$64.6	$131.7	-51%

During the first quarter of 2010, the Drilling Products and Systems manufacturing segment performed an assessment of its Houston-based raw materials and supplies inventory.  As a result, the Company increased its inventory valuation reserve by approximately $42.0 million and recorded a corresponding charge to its operations during the period to reflect a reduction in the estimated realizable value of items that were deemed to be nonconforming or slow-moving.  (See further discussion under “Results of Operations – Drilling Products and Systems.”)

Our consolidated operating income for the first quarter of 2010 was $98.1 million, which was lower by $100.1 million or 51%, as compared to the first quarter of 2009, on a $62.4 million or 13% decrease in revenues and a $37.7 million or 13% increase in costs.  Included in operating income and costs for the first quarter of 2010 was the $42.0 million manufacturing inventory charge discussed above.

Net income includes income tax expense of $29.5 million (31% effective rate) and $67.9 million (34% effective rate) for the first quarter of 2010 and 2009, respectively.

--

Drilling operations

The following table highlights the performance of our Drilling Services segment for the three months ended March 31, 2010 and 2009 (dollars in millions, except for average day rate):

	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$331.0	100%	$380.4	100%
Operating costs	(136.6)	-41%	(145.4)	-38%
Depreciation expense	(41.5)	-13%	(36.8)	-10%
Selling, general and administrative expenses	(16.3)	-5%	(15.8)	-4%
Net gain on property disposals	0.3	0%	4.7	1%
Operating income	$136.9	41%	$187.1	49%

Offshore fleet:
Average day rate	$183,200		$173,600
Rig utilization	75%		93%
Revenue-producing days	1,556		1,841

Land fleet:
Average day rate	$20,400		$25,500
Rig utilization	71%		74%
Revenue-producing days	2,044		2,055

Drilling revenues for the three months ended March 31, 2010 decreased by $49.4 million or 13% compared to the first quarter of 2009 as a result of the following (in millions):

Increase
(Decrease)

Lower offshore rig utilization	$(62.7)
Lower average land day rates	(10.2)
Revenues for reimbursable costs and other, net	(4.3)
Lower land rig utilization	(3.1)
Addition of two land rigs in 20091	2.7
Addition of the Ralph Coffman2	9.3
Higher average offshore day rates	18.9
Net decrease	$(49.4)

__________________________________
1The two land rigs added to the fleet in 2009 contributed 113 incremental revenue-producing days in the first quarter of 2010.
2The Ralph Coffman commenced operations in January and contributed 76 revenue-producing days in the first quarter of 2010.

Drilling operating costs for the first quarter of 2010 decreased by $8.8 million, or 6%, from the first quarter of 2009 due to lower reimbursable and other expenses resulting from lower activity levels.  Our operating margin (before depreciation and selling, general and administrative expenses) for the first quarter of 2010 declined slightly to 59% from 62% in the first quarter of 2009.  Drilling depreciation expense increased by $4.7 million or 13% between periods due primarily to the addition of the Ralph Coffman in January 2010.  Selling, general and administrative expenses were relatively unchanged between periods.

--

The following table presents certain key performance measures by geographic area for our offshore fleet for the first quarters of 2010 and 2009.  The number of rigs in each location is based on location for the majority of the period and includes active and idle rigs.  Revenues include those received from customers for contract reimbursable costs.  Average day rates are computed by dividing revenues recognized during the period, excluding revenues attributable to reimbursable costs, by the number of revenue-producing days.  Rig utilization is computed as the number of revenue-producing days divided by total available rig days during the period.

	2010	2009

Gulf of Mexico:
Number of rigs	8	10
Revenues	$81,295,000	$124,144,000
Average day rate	$142,000	$155,500
Utilization	79%	86%

Middle East:
Number of rigs	9	9
Revenues	$73,007,000	$120,495,000
Average day rate	$161,600	$150,100
Utilization	56%	99%

North Sea:
Number of rigs	2	2
Revenues	$52,197,000	$50,111,000
Average day rate	$287,700	$279,800
Utilization	99%	99%

Other international:
Number of rigs	4	1
Revenues	$81,847,000	$30,856,000
Average day rate	$223,800	$329,700
Utilization	99%	99%

--

Drilling Products and Systems

The following table highlights the performance of our Drilling Products and Systems segment for the first quarters of 2010 and 2009 (dollars in millions):

	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$50.3	100%	$71.1	100%
Operating costs	(50.6)	-101%	(58.8)	-83%
Depreciation expense	(2.1)	-4%	(2.2)	-3%
Selling, general and administrative expenses	(5.5)	-11%	(4.1)	-6%
Net loss on property disposals	(0.1)	0%	-	0%
Material charge - manufacturing inventories	(42.0)	-83%	-	0%
Operating income (loss)	$(50.0)	-99%	$6.0	8%

Revenues from Drilling Products and Systems decreased by $20.8 million or 29% between periods due to the following (in millions):

Increase
(Decrease)

Lower mud pump sales	$(12.1)
Lower parts sales	(6.5)
Lower sales of power system packages and motors	(5.9)
Lower revenues recognized on offshore rig kits in progress	(4.6)
Higher sales of land rigs and component packages	10.9
Other, net	(2.6)
Net decrease	$(20.8)

Revenues from Drilling Products and Systems include revenues recognized upon shipment as well as under the percentage-of-completion method of accounting.  Our product revenues are therefore influenced by the timing of shipments and progress on long-term contracts in process, and profitability is highly impacted by the mix of product sales.  Original-equipment sales, for example, have traditionally yielded lower margins than the related after-market parts sales.

Our average margin before depreciation, selling, general and administrative expenses and the inventory charge discussed below declined to a negative 1% of revenues in 2010 from 17% in 2009.  The negative gross margin was primarily the result of lower overall sales volumes and the increased concentration of lower-margin sales (i.e., land rigs), as compared to higher-margin sales (i.e., parts and offshore rig kits).

Selling, general and administrative costs increased by $1.4 million or 34% between periods due primarily to the addition of personnel in the fourth quarter of 2009 and first quarter of 2010 in connection with the quality initiative at the Company’s manufacturing operations.

During the first quarter of 2010, the Company’s Drilling Products and Systems segment performed an assessment of its Houston-based raw materials and supplies inventory.  Management determined that a significant number of items had experienced some level of deterioration such that they were not within tolerance of original specifications or no longer conformed to minimum quality standards.  Full provision was made for the cost of items that cannot be efficiently reworked.  In addition, as the Company has continued to work off existing drilling products backlog during the first quarter of 2010, the quantity and age of slow-moving inventory items has continued to grow.  Management expects this trend will continue for the foreseeable future.  As a result, the Company increased its inventory valuation reserve by approximately $42.0 million and recorded a corresponding charge to its first quarter 2010 operations.

--

Our Drilling Products and Systems operating results for the 2010 first quarter excludes $45.7 million of revenues and $34.2 million of expenses in connection with sales of products and services to our Drilling Services segment, most of which was attributable to construction of the newbuild jack-up, Joe Douglas.  Drilling Products and Systems operating results for the comparable quarter of 2009 excludes $73.4 million of revenues and $53.0 million of expenses, primarily for construction of the Ralph Coffman.

Mining, Forestry and Steel Products

The following table highlights the performance of our Mining, Forestry and Steel Products segment for the first quarters of 2010 and 2009 (dollars in millions):

	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$51.1	100%	$43.3	100%
Operating costs	(33.9)	-66%	(32.0)	-74%
Depreciation expense	(1.9)	-4%	(1.5)	-3%
Selling, general and administrative expenses	(4.0)	-8%	(4.7)	-11%
Net loss on property disposals	(0.1)	0%	-	0%
Operating income	$11.2	22%	$5.1	12%

Revenues from Mining, Forestry and Steel Products increased by $7.8 million or 18% between periods due to the following (in millions):

Increase
(Decrease)

Higher sales of mining loaders	$6.6
Increase in parts sales	3.6
Lower sales of steel plate	(2.6)
Other, net	0.2
Net increase	$7.8

Our average margin before depreciation and selling, general and administrative expenses increased to 34% of revenues in 2010 from 26% in 2009.  The higher margins were attributable primarily to product sales mix, particularly a greater proportion of higher-margin mining loaders and parts sales in 2010.  Selling, general and administrative expenses decreased by $0.7 million or 15% between periods due primarily to cost-control efforts.

--

Outlook

Drilling Operations

Our drilling backlog by geographic area as of April 22, 2010 (the date of our most recent “Rig Fleet and Contract Status” report) and February 16, 2010 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2009), is set forth below (in millions):

	April 22, 2010	February 16, 2010

Middle East	$278	$275
North Sea	269	327
Gulf of Mexico	184	234
Other international	205	240
Subtotal - offshore	936	1,076
Land	213	234
Total drilling backlog	$1,149	$1,310

We estimate our drilling backlog will be realized as follows (in millions):

	Offshore	Land	Total

2010	$634	$90	$724
2011	292	59	351
2012 and later	10	64	74
Total drilling backlog	$936	$213	$1,149

About 66% of our remaining available offshore rig days in 2010 and 20% of available days in 2011 are currently under contract, and most of our drilling contracts have termination penalties.

In December 2009, we took delivery of the newly constructed 240C-class jack-up, Ralph Coffman, and the rig commenced operations in the U.S. Gulf of Mexico in January 2010.  As of April 22, 2010, eight of our offshore rigs had drilling contracts estimated to complete in 2010, ten had contracts estimated to complete in 2011, one had a contract estimated to complete in 2012, and four were available.  Additionally, the EXL #1, which was delivered in early May 2010, is contracted through June 2011.  The four rigs under construction are expected to be delivered over the period from the third quarter of 2010 through the first quarter of 2012 and are not yet contracted.

Although our rig utilization has recently improved, leading day rates have yet to show significant improvements and remain well below peak levels.  Our results of operations have continued to benefit from long-term contracts with above-market day rates executed prior to the global downturn that began in mid 2008.  As noted above, most of these contracts are scheduled to conclude in 2010 or 2011.  Despite increasing rig utilization, absent improvements in current day rates, our future results of operations will continue to be negatively impacted as these older, higher-day rate contracts are completed.  Although our operations are currently profitable overall, we can provide no assurance that they will continue to be profitable.

Manufacturing Operations

Our external manufacturing backlog, which consists of executed contracts and customer commitments, was approximately $392 million at March 31, 2010, compared to $413 million at December 31, 2009, and included $194 million related to offshore rig projects, $63 million related to land rig projects, $71 million of mining and forestry equipment, $28 million of drilling equipment and $36 million primarily for parts, power systems and other components.  We expect that substantially all of our external backlog at March 31, 2010, will be realized as revenue in 2010.  We can provide no assurance we will be able to maintain or significantly increase our backlog going forward or that our manufacturing operations will remain profitable.  We estimate that approximately $15 million or 4% of our March 31, 2010, manufacturing backlog is at moderate risk of being significantly delayed or canceled.

--

We currently have no further plans for rig construction at our Vicksburg shipyard following the delivery of our third 240C-class rig, the Joe Douglas, in 2011.  Absent additional orders or sufficient prospects for future work, the activities at the facility would be significantly reduced at that time, in which case we would incur additional costs such as employee severance, among other charges.  Closing or significantly reducing activity levels at the facility could result in the incurrence of cash charges ranging from $5 million to $6 million and noncash charges ranging from $7 million to $10 million.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios as of March 31, 2010, and December 31, 2009, follows (dollars in millions):

	March 31,	December 31,
	2010	2009

Cash and cash equivalents	$522.1	$639.7
Current assets	$1,460.2	$1,549.8
Current liabilities	$467.6	$568.3
Current ratio	3.12	2.73
Current maturities of long-term debt	$58.6	$64.9
Long-term debt	$775.2	$787.5
Stockholders' equity	$3,178.3	$3,110.4
Long-term debt/total capitalization	0.20	0.20

Reflected in the comparison above are the effects of the following sources and uses of cash and cash equivalents during the three months ended March 31, 2010, together with amounts for the comparable period of 2009 (in millions):

	2010	2009

Net operating cash flows	$(10.2)	$77.3
Net proceeds from asset disposals	0.3	5.3
Other inflows	0.6	0.1
Capital expenditures	(89.5)	(93.6)
Debt repayments	(18.7)	(18.7)
Total net uses	$(117.5)	$(29.6)

Operating Cash Flows

Net cash flows from operations were a negative $10.2 million for the first quarter of 2010, primarily as a result of the timing of pension contributions and the collection of receivables, which improved significantly early in the second quarter.  Additionally, in February we made our first semiannual interest payment in the amount of $20.8 million on the $500 million aggregate principal amount of Senior Notes issued in July 2009.

We anticipate that our cash flows from operations over the next twelve months plus available cash balances will be sufficient to meet our cash requirements over the period.

Capital Expenditures

Refer to Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of the status of our newbuild rig projects.

--

Capital expenditures for the first three months of 2010 included the following:

•	$52 million towards construction of the four EXL-class rigs;
•	$17 million towards construction of our third 240C-class rig, the Joe Douglas; and
•	$15 million for improvements to the existing offshore fleet.

For the remainder of 2010, we expect our capital expenditures to approximate $409 million, including $180 million towards construction of the four EXL-class rigs, $82 million towards construction of the Joe Douglas, and $105 million for existing rigs.  We expect to fund our capital expenditures from available cash and cash flows from operations.  We will periodically review and adjust the capital budget as necessary based upon current and forecasted cash flows and liquidity, anticipated market conditions in our drilling and manufacturing businesses and alternative uses of capital to enhance shareholder value.

Long-Term Debt

We were in compliance with each of our debt covenants at March 31, 2010, and we do not expect to encounter difficulty complying in the following twelve-month period.  We had no borrowings outstanding under our $155 million revolving credit facility at March 31, 2010, and we believe that funding under the facility continues to be available, if necessary.

Pension Obligations

Minimum contributions to our defined benefit pension plans are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates.  Similar calculations were used to estimate pension costs and obligations as reflected in our condensed consolidated financial statements.  As of December 31, 2009, our financial statements reflected an aggregate unfunded pension liability of $195 million, most of which relates to our drilling employees’ plan.  We will need to make significant pension contributions over the next several years, and additional funding would be required if asset values decline.  During the first quarter of 2010, Rowan contributed $34.5 million to its pension plans and expects to make additional contributions totaling $22.7 million during the remainder of 2010.

Contingent Liabilities

Refer to Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of the status of significant legal proceedings.

Critical Accounting Policies and Management Estimates

Rowan’s significant accounting policies are outlined in Note 2 of Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2009.  These policies and management judgments, assumptions and estimates made in their application underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  We believe that our most critical accounting policies and management estimates involve revenue recognition (primarily upfront service fees for equipment moves and modifications and longer-term manufacturing contracts), inventory (primarily valuation allowances for excess, slow moving and obsolete inventories), property and depreciation (particularly capitalizable costs, useful lives and salvage values), carrying values of long-lived assets, pension and other postretirement benefit liabilities and costs (specifically, assumptions used in actuarial calculations) and our reserves for income tax uncertainties.

Changes in judgments, assumptions or policies would produce significantly different amounts from those reported herein.  During the three months ended March 31, 2010, there have been no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

Recent Accounting Standards

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.  ASU No. 2009-13 addresses accounting by vendors who provide multiple products or services to customers at different points

--

in time or over different time periods.  Specifically, ASU No. 2009-13 eliminates the residual method of allocating revenues to each activity and requires that revenue be allocated at inception of the arrangement to all deliverables using a relative selling price method.  ASU No. 2009-13 is effective for fiscal years beginning on or after June 15, 2010 and may be applied prospectively for arrangements entered into after the effective date or retrospectively for all periods presented.  We do not expect adoption to have a material effect on our financial position, results of operations, or cash flows.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” as defined by the United States Securities and Exchange Commission (“SEC”), including, without limitation, statements as to the expectations, beliefs and future expected financial performance of the Company that are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected by the Company. Among the factors that could cause actual results to differ materially include oil and natural gas prices, the level of offshore expenditures by energy companies, energy demand, general economic conditions including inflation, weather conditions in the Company's principal operating areas and environmental and other laws and regulations.  Please see the risk factors and forward-looking statement disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding debt at March 31, 2010, consisted of an aggregate principal amount of $836.9 million of fixed-rate notes bearing a weighted-average annual interest rate of 6.2%.  We believe that our exposure to risk of earnings loss due to changes in market interest rates is not material.

We have a $155 million revolving credit facility expiring in June 2011.  There were no borrowings outstanding under the facility at March 31, 2010.  We believe that funding under the credit facility continues to be available, if necessary.

The majority of our transactions are denominated in United States dollars.  We have some exposure to currency exchange fluctuations primarily in Brazil and Australia as a result of LeTourneau’s presence in those countries.  In order to reduce the impact of exchange rate fluctuations, we generally require customer payments to be in U.S. dollars and limit foreign currency holdings to the extent they are needed to pay liabilities denominated in such currencies.  We recognized a net foreign currency gain of $0.8 million in the first quarter of 2010 as compared to a gain of $1.3 million in the first quarter of 2009, primarily attributable to operations in Australia and Brazil.

Fluctuating commodity prices affect our future earnings materially to the extent that they influence demand for our products and services.  As a general practice, we do not hold or issue derivative financial instruments and had no derivatives outstanding during the periods covered by this report.

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

--

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the status of significant legal proceedings.

Item 1A.  Risk Factors

You should carefully consider the risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, before deciding to invest in Rowan Common Stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In February and March 2010, we acquired 54 shares and 81 shares, respectively, of our common stock in connection with the vesting of employee restricted stock awards.  The shares, which were acquired in satisfaction of related employee tax withholding obligations, had per-share market values of $22.11 and $27.18, respectively, at the time they were acquired.

In 1998, our Board of Directors authorized us to purchase up to eight million shares of our common stock.  We last purchased shares under this program in 2002, and at March 31, 2010, we could purchase up to 1,524,600 additional shares.  We have no plans to purchase additional shares at the present time.

At March 31, 2010, we had approximately $497 million of cash available for distribution to stockholders under provisions of our debt agreements.  We do not expect to pay dividends in the foreseeable future.

--

Item 6.  Exhibits

The following is a list of exhibits filed with this Form 10-Q.  Each of the following exhibits is filed herewith, unless otherwise indicated below as being incorporated by reference to another filing of the Company:

3.1
Restated Certificate of Incorporation of the Company, dated February 17, 1984 (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-84369 on Form S-8) and the Certificates of Designation for the Company’s Series A Preferred Stock (and Certificate of Correction related thereto) (incorporated by reference to Exhibit 4.8 to Registration Statement No. 333-84369 on Form S-8), Series B Preferred Stock (incorporated by reference to Exhibit 4d to Form 10-K for the year ended December 31, 1999), Series D Preferred Stock (incorporated by reference to Exhibit 4.11 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002), and Series E Preferred Stock (incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002) and as amended by the Certificate of Amendment to Restated Certificate of Incorporation of Rowan Companies, Inc. dated April 29, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated April 29, 2010).

3.2	Amended and Restated Bylaws of Rowan Companies, Inc., effective as of April 29, 2010 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated April 29, 2010).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

--

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROWAN COMPANIES, INC.
(Registrant)

Date: May 7, 2010	/s/ W. H. WELLS
W. H. Wells
Senior Vice President,
Chief Financial Officer and Treasurer

Date: May 7, 2010	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Vice President and Controller
(Chief Accounting Officer)

--