Form 10-Q
period 2010-06-30
ROWAN COMPANIES INC
filed 2010-08-04
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

The number of shares of common stock, $0.125 par value, outstanding at July 31, 2010, was 114,632,793.

ROWAN COMPANIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$610,939	$639,681
Receivables, net - trade and other (Note 10)	352,988	343,642
Inventories, net - at cost:
Raw materials and supplies	275,760	309,682
Work-in-progress	105,289	141,036
Finished goods	460	941
Prepaid expenses and other current assets	75,791	76,744
Deferred tax assets - net	42,253	38,071
Total current assets	1,463,480	1,549,797

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	4,202,076	3,975,006
Manufacturing plant and equipment	250,424	251,882
Construction in progress	502,819	528,669
Other property and equipment	147,077	144,337
Property, plant and equipment - gross	5,102,396	4,899,894
Less accumulated depreciation and amortization	1,403,954	1,320,409
Property, plant and equipment - net	3,698,442	3,579,485

Other assets	76,641	81,412

TOTAL ASSETS	$5,238,563	$5,210,694

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$58,563	$64,922
Accounts payable - trade	109,500	124,562
Deferred revenues	116,041	139,398
Billings in excess of costs and estimated profits on uncompleted contracts	21,602	25,226
Accrued compensation and related employee costs	59,887	110,526
Accrued income taxes	11,441	40,990
Accrued interest	19,198	20,100
Other current liabilities	42,128	42,548
Total current liabilities	438,360	568,272

Long-term debt - less current maturities	761,552	787,490
Other liabilities	289,794	278,862
Deferred income taxes - net	476,028	465,700
Commitments and contingent liabilities (Notes 7 and 8)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, issuable in series:
Series A Junior Preferred Stock, 1,500,000 shares authorized, none issued	-	-
Common stock, $0.125 par value, 150,000,000 shares authorized;
114,518,371 shares and 113,885,661 shares issued at June 30, 2010 and December 31, 2009, respectively	14,315	14,237
Additional paid-in capital	1,087,756	1,078,337
Retained earnings	2,325,065	2,169,526
Cost of 142,066 and 52,342 treasury shares, respectively	(3,986)	(1,409)
Accumulated other comprehensive loss	(150,321)	(150,321)
Total stockholders' equity	3,272,829	3,110,370

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,238,563	$5,210,694

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

REVENUES:
Drilling services (Note 10)	$328,277	$320,807	$659,261	$701,177
Manufacturing sales and services	161,759	161,353	263,180	275,791
Total revenues	490,036	482,160	922,441	976,968

COSTS AND EXPENSES:
Drilling services (excluding items below)	139,008	136,840	275,555	282,221
Manufacturing sales and services (excluding items below)	138,102	147,388	222,672	238,196
Depreciation and amortization	46,458	42,609	91,950	83,108
Selling, general and administrative	36,077	24,720	61,874	49,296
Loss (gain) on disposals of property and equipment	34	60	(95)	(4,641)
Material charge - manufacturing inventories (Note 10)	-	-	42,024	-
Total costs and expenses	359,679	351,617	693,980	648,180

INCOME FROM OPERATIONS	130,357	130,543	228,461	328,788

OTHER INCOME (EXPENSE):
Interest expense	(12,903)	(2,457)	(25,873)	(5,600)
Interest capitalized	7,652	2,343	14,943	5,107
Interest income	253	201	434	532
Other - net	(1,443)	2,422	102	3,836
Total other income (expense) - net	(6,441)	2,509	(10,394)	3,875

INCOME BEFORE INCOME TAXES	123,916	133,052	218,067	332,663
Provision for income taxes	33,000	36,469	62,528	104,380

NET INCOME	$90,916	$96,583	$155,539	$228,283

PER SHARE AMOUNTS:
Net income - basic	$.80	$.85	$1.38	$2.01
Net income - diluted	$.79	$.85	$1.36	$2.01

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

CASH PROVIDED BY OPERATIONS:
Net income	$155,539	$228,283
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	91,950	83,108
Deferred income taxes	6,146	42,225
Stock-based compensation expense	7,049	6,004
Provision for pension and postretirement benefits	19,329	23,431
Contributions to pension plans	(42,110)	(16,685)
Postretirement benefit claims paid	(1,713)	(1,740)
Gain on disposals of property, plant and equipment	(95)	(4,641)
Changes in current assets and liabilities:
Receivables - trade and other	(9,346)	107,881
Inventories	70,597	24,397
Prepaid expenses and other current assets	953	(37,182)
Accounts payable	(17,242)	(156,294)
Accrued income taxes	(29,549)	(53,410)
Deferred revenues	(23,357)	15,344
Billings in excess of costs and estimated profits on uncompleted contracts	(3,624)	(9,194)
Other current liabilities	(12,873)	(24,648)
Net changes in other noncurrent assets and liabilities	(1,369)	(1,949)
Net cash provided by operations	210,285	224,930

CASH USED IN INVESTING ACTIVITIES:
Capital expenditures	(210,383)	(210,265)
Proceeds from disposals of property, plant and equipment	878	5,472
Net cash used in investing activities	(209,505)	(204,793)

CASH USED IN FINANCING ACTIVITIES:
Repayments of borrowings	(32,461)	(32,461)
Proceeds from stock option and convertible debenture plans and other	2,939	3,757
Net cash used in financing activities	(29,522)	(28,704)

DECREASE IN CASH AND CASH EQUIVALENTS	(28,742)	(8,567)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	639,681	222,428
CASH AND CASH EQUIVALENTS, END OF PERIOD	$610,939	$213,861

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General

The condensed consolidated financial statements of Rowan Companies, Inc. (“Rowan” or the “Company”) included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.  Certain information and notes have been condensed or omitted as permitted by those rules and regulations.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The following table presents certain financial information by operating segment for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Revenues:
Drilling Services (Note 10)	$328.3	$320.8	$659.3	$701.2
Manufacturing:
Drilling Products and Systems	124.1	141.8	220.1	286.4
Mining, Forestry and Steel Products	90.1	54.7	141.2	98.0
Total manufacturing	214.2	196.5	361.3	384.4
Eliminations	(52.4)	(35.1)	(98.1)	(108.6)
Total revenues from external customers	$490.1	$482.2	$922.5	$977.0

Income (loss) from operations:
Drilling Services	$121.8	$127.2	$256.6	$312.7
Manufacturing:
Drilling Products and Systems (Note 10)	-	3.7	(38.4)	30.2
Mining, Forestry and Steel Products	21.7	8.9	32.9	14.0
Total manufacturing	21.7	12.6	(5.5)	44.2
Eliminations	(13.1)	(9.2)	(22.6)	(28.1)
Total income from operations	$130.4	$130.6	$228.5	$328.8

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 – Earnings Per Share

A reconciliation of basic and diluted shares for the three and six months ended June 30, 2010 and 2009 follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Average common shares outstanding - basic	113,171	113,596	113,016	113,362
Add: Dilutive shares issuable under stock-based compensation plans	1,827	46	1,758	53
Average shares for diluted calculations	114,998	113,642	114,774	113,415

There were no adjustments to net income required for purposes of computing diluted earnings per share.

The following table sets forth the share effects of securities excluded from the diluted calculations for the three and six months ended June 30, 2010 and 2009, because they were antidilutive.  Options and other potentially dilutive securities are antidilutive when the exercise or conversion price exceeds the average market price of the Company’s common stock during the period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Employee and director stock options	164	1,792	164	1,792
Stock appreciation rights	180	514	169	514
Shares issuable upon conversion of debentures	-	35	-	35
Total potentially dilutive shares	344	2,341	333	2,341

Note 4 – Pension and Other Postretirement Benefits

Rowan sponsors defined benefit pension plans covering substantially all of its employees, and provides health care and life insurance benefits upon retirement for certain employees.

Net periodic pension cost recognized for the three and six months ended June 30, 2010 and 2009 included the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$3,969	$4,477	$7,894	$8,905
Interest cost	7,737	8,405	15,389	16,718
Expected return on plan assets	(7,611)	(7,233)	(15,138)	(14,387)
Recognized actuarial loss	5,318	4,040	10,621	8,056
Amortization of prior service cost	(1,665)	(63)	(3,312)	(125)
Total net pension cost	$7,748	$9,626	$15,454	$19,167

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other postretirement benefit cost recognized for the three and six months ended June 30, 2010 and 2009 included the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$589	$631	$1,172	$1,254
Interest cost	1,147	1,244	2,282	2,474
Recognized actuarial loss	98	155	195	310
Amortization of transition obligation	165	165	328	328
Amortization of prior service cost	(51)	(51)	(102)	(101)
Total other postretirement benefit cost	$1,948	$2,144	$3,875	$4,265

During the six months ended June 30, 2010, Rowan contributed $43.8 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $16.9 million during the remainder of 2010.

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

Note 6 – Construction Contracts in Process

The following table summarizes the status of long-term manufacturing contracts in process.  Payments, revenues and costs are cumulative from inception of the contract through the date indicated.  Payments include those received for contracts in progress or not yet begun and completed contracts with outstanding collections (in thousands):

	June 30,	December 31,
	2010	2009

Total contract value of long-term contracts in process or not yet begun	$206,382	$204,201
Payments received	162,992	119,653
Revenues recognized	145,282	102,155
Costs recognized	90,358	61,407
Payments received in excess of revenues recognized	17,710	17,498
Billings in excess of costs and estimated profits on uncompleted contracts (included in current liabilities)	$21,602	$25,226
Costs and estimated profits in excess of billings on uncompleted contracts (included in prepaid expenses and other current assets)	$3,892	$7,728

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended June 30, 2010, Rowan recognized approximately $25.2 million of manufacturing revenues and $17.4 million of manufacturing costs related to long-term construction contracts on the percentage-of-completion basis, as compared to $24.5 million of revenues and $19.3 million of costs for the comparable period of 2009.

During the six months ended June 30, 2010, Rowan recognized approximately $43.7 million of manufacturing revenues and $29.3 million of manufacturing costs on the percentage-of-completion basis, as compared to $50.6 million of revenues and $35.5 million of costs for the comparable period of 2009.

Note 7 – Commitments

The following table presents the status of all of the Company’s rigs under construction as of June 30, 2010, and includes the estimated amounts necessary to complete construction of the rigs to be acquired in the transaction to purchase Skeie Drilling & Production ASA (see Note 11 – Subsequent Events).  Amounts include capitalized interest (in millions):

	Total estimated project costs	Total costs incurred through June 30, 2010	Projected costs for the remainder of 2010	Projected costs in 2011	Projected costs in 2012

Joe Douglas (240C)	$246	$130	$51	$65	$-
EXL #2	194	166	28	-	-
EXL #3	197	149	48	-	-
EXL #4	197	58	66	41	32
Skeie rigs	725	-	483	242	-
Total rigs under construction	$1,559	$503	$676	$348	$32

Projected costs for the Skeie rigs totaling $725 million per the table above includes amounts expected to be paid from cash and restricted cash held by Skeie totaling $269 million at June 30, 2010, and includes estimated capitalized interest of $12 million and $10 million in 2010 and 2011, respectively.

Rowan periodically employs letters of credit or other bank-issued guarantees in the normal course of its businesses, and had outstanding letters of credit of approximately $41.4 million at June 30, 2010.

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

On January 3, 2008, a civil lawsuit styled State of Louisiana, ex. rel. Charles C. Foti, Jr., Attorney General vs. Rowan Companies, Inc. was filed in U.S District Court, Eastern District of Texas, Marshall Division, seeking damages, civil penalties and costs and expenses for alleged commission of maritime torts and violations of environmental and other laws and regulations involving the Rowan-Midland and other facilities in areas in or near Louisiana.  Subsequently, the case was transferred to U.S. District Court, Southern District of Texas, Houston Division.  On July 28, 2010, the District Court dismissed the claims of the plaintiff.  At this time, the Company is not aware of any appeal by the plaintiff.  The Company intends to vigorously defend its position in this case but cannot estimate any potential liability at this time.

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

The construction of Rowan’s fourth Tarzan-class jack-up rig, the J.P. Bussell, was originally subcontracted to an outside Gulf of Mexico shipyard, Signal International LLC (“Signal”), and scheduled for delivery in the third quarter of 2007 at a total cost of approximately $145 million.  As a result of various problems encountered on the project, Rowan exercised its right to take over the rig construction pursuant to the terms of the construction contract, and Signal turned the rig over to the Company in March 2008.  The rig was later completed by the Company more than one year behind schedule, and its final cost was approximately 40% over the original estimate.  Accordingly, Rowan has declared Signal in breach of contract and initiated court proceedings styled Rowan Companies, Inc. and LeTourneau Technologies, Inc. vs. Signal International LLC in the 269th Judicial District Court of Harris County, Texas, to recover the cost to complete the rig over and above the agreed contract price and other damages, plus

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest.  Signal filed a separate counterclaim against Rowan styled Signal International LLC vs. LeTourneau, Inc., in the U.S. District Court, Southern District of Texas, Houston Division, alleging breach of contract and claiming unspecified damages for cost overruns.  That case has been administratively stayed in favor of the State Court proceeding filed by the Company.  Signal reasserted its claimed damages for amounts owed and additional costs incurred, totaling approximately $88 million, as a counterclaim in the State Court suit.  The Company intends to vigorously defend its rights under the contract.  The Company does not believe that it is probable that Signal will prevail in its claim and has made no accrual for such at June 30, 2010.

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

At June 30, 2010, Rowan had approximately $30.5 million of unrecognized future stock-based compensation expense, which is expected to be recognized over a remaining weighted-average period of 1.5 years.

Note 10 – Other Financial Statement Disclosures

Receivables – Trade and Other – Due to a contract dispute with its Mexico agent, the Company has been unable to submit billings to or make collections from PEMEX for use of the Gorilla IV during 2010 and, as a result, had $30.8 million of accrued or unbilled revenues and related value added taxes included in trade accounts receivable at June 30, 2010.  The Company believes all amounts due or accrued under the PEMEX contract will be collected.

Fair Values of Financial Instruments – The carrying amounts of the Company’s cash and cash equivalents, trade receivables and trade payables approximated their fair values due to their short maturities.  As of June 30, 2010, the fair values of the Company’s debt, which had an aggregate carrying value of $820.1 million, approximated $890 million.  Fair values of the Company’s debt was estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, were $25.0 million and $39.9 million at June 30, 2010 and 2009, respectively.

Other Comprehensive Income – Rowan had no items of other comprehensive income during the three or six months ended June 30, 2010 or 2009.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Material Charge – During the first quarter of 2010, the Drilling Products and Systems manufacturing segment performed an assessment of its Houston-based raw materials and supplies inventory.  As a result, the Company increased its inventory valuation reserve by approximately $42.0 million and recorded a corresponding charge to its operations during the period to reflect a reduction in the estimated realizable value of items that were deemed to be nonconforming or slow-moving.  Such amount is reflected in the Condensed Consolidated Statements of Income on the line, “Material charge – manufacturing inventories.”

Note 11 – Subsequent Events

On July 1, 2010, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with certain shareholders of Skeie Drilling & Production ASA (“Skeie”) and obtained irrevocable commitments from two other shareholders of Skeie (collectively, the “Sellers”) for the purchase of their shares constituting 48.8% of the outstanding ordinary shares of Skeie.  Rowan had previously acquired approximately 1.5% of Skeie’s outstanding ordinary shares in open market purchases for cash.  As of July 19, 2010, the Company’s obligation to purchase the Sellers’ shares and to tender for the remaining outstanding shares of Skeie became unconditional.

Under the terms of the Purchase Agreement and irrevocable commitments, the Company will issue 0.00574167 shares of the Company’s common stock for each of the 1,037,006,792 ordinary shares of Skeie collectively owned by the Sellers, resulting in the issuance of 5,954,151 shares of the Company’s common stock.  Rowan intends to commence a tender offer in August for the remaining 49.7% of outstanding shares of Skeie on the same terms, which would result in the issuance of approximately 6.1 million additional Rowan shares.

Skeie is a Norwegian entity that owns and manages the construction of three high-spec jack-up rigs, designated “N-Class,” designed and being built by Keppel FELS Ltd. in Singapore.  The rigs are scheduled for delivery in September 2010, December 2010 and June 2011.  Skeie has earned no revenues since its inception in 2006 and has not entered into any drilling contracts for the operation of its three rigs under construction.

As of June 30, 2010, Skeie had approximately $269 million in cash and restricted cash and $530 million of first and second lien debt outstanding, secured by the rigs.  The Company expects the three rigs will require an additional $434 million for completion, net of cash and restricted cash acquired, plus approximately $22 million of capitalized interest.  The Company currently anticipates funding the incremental amount from existing cash and operating cash flows.  Assuming a Rowan stock price of $25.00 per share and the Company obtains 100% of the Skeie shares, the total cost to the Company would be approximately $1.3 billion, including estimated transaction costs.  The actual consideration will depend upon the market prices of Rowan’s common stock at the time of issuance and the number of Skeie shares acquired.

The Company intends to account for the transaction as an asset acquisition and allocate the total purchase price  to individual assets acquired and liabilities assumed based on relative fair values with no recognition of goodwill.

There were no other events or transactions that occurred subsequent to June 30, 2010, requiring recognition or disclosure in the financial statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

In May 2010, the Company took delivery of the first newly constructed EXL-Class rig.  The EXL#1 commenced operations in the U.S. Gulf of Mexico in late May under the first of two contracts for work through approximately July 2011.  In June, we obtained a contract extension for the Gorilla V in the North Sea for an additional two years.  We recently obtained a contract for one of our rigs currently under construction, the EXL#2, as more fully discussed below.

Although utilization of the Company’s offshore rigs improved in the first and second quarters of 2010 over the fourth quarter of 2009, leading day rates have yet to show significant improvement and remain well below peak levels, and our results of operations have continued to benefit from contracts executed prior to the global downturn that began in mid 2008.  Although we have made significant increases to our drilling backlog in recent weeks, we can provide no assurance that we will continue to do so.

As of July 26, 2010, we had nine offshore rigs in the Middle East, nine in the U.S. Gulf of Mexico, two in the North Sea plus another en-route to the North Sea from West Africa, one each offshore Eastern Canada, Mexico and Egypt, and four under construction.  Additionally, we had 29 actively marketed land rigs located in Texas, Louisiana and Alaska.

The Company’s second EXL-Class rig, which is currently under construction with expected delivery in September 2010, is expected to commence operations in Trinidad during the fourth quarter under a three-year contract following completion of construction in Brownsville, Texas, inspections and acceptance.

As previously reported, following the Deepwater Horizon incident, the Bureau of Ocean Energy Management, Regulation and Enforcement (formerly known as the Minerals Management Service) issued two Notices to Lessees (NTLs) implementing new safety regulations and information requirements applicable to shallow water drilling operations in the U.S. Gulf of Mexico.  These NTLs impact the ability of our customers to obtain new permits on a timely basis and continue operations uninterrupted under existing permits.  Although utilization of our rigs in the Gulf of Mexico declined slightly in the second quarter of 2010 as compared to the 2010 first quarter, we do not believe that our operations to date have been materially impacted by the issuance of these NTLs or the current regulatory environment.  One of our Gulf rigs is under contract but is waiting on a permit.  Another has been released from its contract, and we expect it to return to work in the Gulf on a well-to-well basis.  The Company currently has nine jack-up drilling rigs located in the U.S. Gulf of Mexico which may be impacted from time to time by the requirements of these recent NTLs.  We are working with our customers to meet these requirements.  See further discussion under “Outlook – Drilling Operations.”

--

RESULTS OF OPERATIONS

The following table highlights Rowan’s operating results for the three and six months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Revenues:
Drilling	$328.3	$320.8	2%	$659.3	$701.2	-6%
Manufacturing:
Drilling Products and Systems	71.7	106.7	-33%	122.0	177.8	-31%
Mining, Forestry and Steel Products	90.1	54.7	65%	141.2	98.0	44%
Total Manufacturing	161.8	161.4	0%	263.2	275.8	-5%
Total revenues	$490.1	$482.2	2%	$922.5	$977.0	-6%

Costs and expenses:
Drilling	$204.4	$192.9	6%	$398.5	$386.2	3%
Manufacturing:
Drilling Products and Systems	86.9	112.9	-23%	187.2	178.0	5%
Mining, Forestry and Steel Products	68.4	45.8	49%	108.3	84.0	29%
Total Manufacturing	155.3	158.7	-2%	295.5	262.0	13%
Total costs and expenses	$359.7	$351.6	2%	$694.0	$648.2	7%

Operating income (loss):
Drilling	$123.9	$127.9	-3%	$260.8	$315.0	-17%
Manufacturing:
Drilling Products and Systems	(15.2)	(6.2)	145%	(65.2)	(0.2)	32500%
Mining, Forestry and Steel Products	21.7	8.9	144%	32.9	14.0	135%
Total Manufacturing	6.5	2.7	141%	(32.3)	13.8	-334%
Total operating income	$130.4	$130.6	0%	$228.5	$328.8	-31%

Net income	$90.9	$96.6	-6%	$155.5	$228.3	-32%

Our consolidated operating income for the second quarter of 2010 was $130.4 million, which was relatively flat as compared to the second quarter of 2009.  Revenues were higher by $7.9 million or 2% and operating costs were higher by $8.1 million or 2% compared to the prior year period.

Net income includes income tax expense of $33.0 million (26.6% effective rate) and $36.5 million (27.4% effective rate) for the second quarter of 2010 and 2009, respectively.  During the second quarter of 2010, we adjusted the full year income tax rate to approximately 29% from 31% as a result of outbounding certain rigs into our offshore subsidiaries.  This resulted in lowering our second quarter effective tax rate to 26.6%.  In the second quarter of 2009, we recognized an $8 million tax benefit ($0.07 per diluted share) as a result of applying our facts to a 2009 third-party tax case that provides a more favorable tax treatment for certain foreign contracts entered into in prior years.

For the first six months of 2010, our consolidated operating income was $228.5 million, which was lower by $100.3 million or 31%, as compared to the comparable prior year period, on a $54.5 million or 6% decrease in revenues and a $45.8 million or 7% increase in costs.  Included in operating income and costs for the six months ended June 30, 2010, was a $42.0 million manufacturing inventory charge discussed below.

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

--

The income tax provision for the first six months of 2010 and 2009 was $62.5 million (28.7% effective rate) and $104.4 million (31.4% effective rate), respectively.

Drilling operations

Three months ended June 30, 2010, compared to three months ended June 30, 2009

The following table highlights the performance of our Drilling Services segment for the three months ended June 30, 2010 and 2009 (dollars in millions, except for average day rate):

	Three months ended June 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$328.3	100%	$320.8	100%
Operating costs	(139.0)	-42%	(136.8)	-43%
Depreciation expense	(41.9)	-13%	(38.7)	-12%
Selling, general and administrative expenses	(23.5)	-7%	(17.4)	-5%
Net gain on property disposals	-	0%	-	0%
Operating income	$123.9	38%	$127.9	40%

Offshore fleet:
Average day rate	$174,500		$177,200
Rig utilization	75%		78%
Revenue-producing days	1,589		1,561

Land fleet:
Average day rate	$19,800		$22,400
Rig utilization	78%		60%
Revenue-producing days	2,265		1,721

Drilling revenues for the three months ended June 30, 2010 increased by $7.5 million or 2% compared to the second quarter of 2009 as a result of the following (in millions):

Increase
(Decrease)

Addition of the Ralph Coffman and EXL#11	$19.0
Higher land rig utilization	10.7
Addition of one land rig in 20092	1.6
Higher revenues for reimbursable costs and other, net	0.4
Lower average offshore day rates	(0.9)
Lower average land day rates	(6.0)
Lower offshore rig utilization	(17.3)
Net increase	$7.5

__________________________________
1The Ralph Coffman and EXL#1 commenced operations in January and May 2010, respectively, and contributed 91 and 35 revenue-producing days, respectively, in the second quarter of 2010.
2The land rig added to the fleet in May 2009 contributed 62 incremental revenue-producing days in the second quarter of 2010.

Drilling operating costs for the second quarter of 2010 increased by $2.2 million, or 2%, from the second quarter of 2009 due to the addition of the Ralph Coffman and EXL#1 and incremental Norwegian operating costs for the Gorilla VI.  Our operating margin (before depreciation and selling, general and administrative expenses) for the

--

 second quarter of 2010 increased slightly to 58% from 57% in the second quarter of 2009.  Drilling depreciation expense increased by $3.2 million or 8% between periods due primarily to the addition of the Ralph Coffman and EXL#1.  Selling, general and administrative expenses increased by $6.1 million or 35% between periods due primarily to a $4.5 million provision during the quarter for the expected cost of terminating the Company’s agency agreement in Mexico and to personnel related costs and professional fees.

The following table presents certain key performance measures by geographic area for our offshore fleet for the second quarters of 2010 and 2009.  The number of rigs in each location is based on location for the majority of the period and includes active and idle rigs.  Revenues include those received from customers for contract reimbursable costs.  Average day rates are computed by dividing revenues recognized during the period, excluding revenues attributable to reimbursable costs, by the number of revenue-producing days.  Rig utilization is computed as the number of revenue-producing days divided by total available rig days during the period.

	Three months ended June 30,
	2010	2009

Gulf of Mexico:
Number of rigs	9	9
Revenues	$80,784,000	$84,125,000
Average day rate	$137,200	$150,400
Utilization	76%	66%

Middle East:
Number of rigs	9	9
Revenues	$67,123,000	$102,324,000
Average day rate	$142,700	$144,700
Utilization	57%	86%

North Sea:
Number of rigs	2	2
Revenues	$48,144,000	$52,314,000
Average day rate	$269,300	$285,400
Utilization	96%	100%

Other international:
Number of rigs	4	2
Revenues	$85,794,000	$40,622,000
Average day rate	$229,600	$314,000
Utilization	100%	71%

--

Six months ended June 30, 2010, compared to six months ended June 30, 2009

The following table highlights the performance of our Drilling Services segment for the six months ended June 30, 2010 and 2009 (dollars in millions, except for average day rate):

	Six months ended June 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$659.3	100%	$701.2	100%
Operating costs	(275.6)	-42%	(282.2)	-40%
Depreciation expense	(83.4)	-13%	(75.5)	-11%
Selling, general and administrative expenses	(39.8)	-6%	(33.2)	-5%
Net gain on property disposals	0.3	0%	4.7	1%
Operating income	$260.8	40%	$315.0	45%

Offshore fleet:
Average day rate	$178,800		$175,200
Rig utilization	75%		85%
Revenue-producing days	3,145		3,402

Land fleet:
Average day rate	$20,100		$24,100
Rig utilization	74%		67%
Revenue-producing days	4,309		3,776

Drilling revenues for the six months ended June 30, 2010 decreased by $41.9 million or 6% compared to the comparable period of 2009 as a result of the following (in millions):

Increase
(Decrease)

Lower offshore rig utilization	$(80.4)
Lower average land day rates	(17.3)
Lower revenues for reimbursable costs and other, net	(3.8)
Addition of two land rigs in 20091	4.5
Higher land rig utilization	8.4
Higher average offshore day rates	18.4
Addition of the Ralph Coffman and EXL#12	28.3
Net decrease	$(41.9)

__________________________________
1The two land rigs added to the fleet in the first half of 2009 contributed 182 incremental revenue-producing days in the first six months of 2010.
2The Ralph Coffman and EXL#1 commenced operations in January and May 2010, respectively, and contributed 167 and 35 revenue-producing days, respectively, in the first six months of 2010.

Drilling operating costs for the first six months of 2010 decreased by $6.6 million or 2% from the same period of 2009 due to reduced operating costs on four idle rigs in the Middle East and one in the Gulf of Mexico.  Lower costs of the stacked rigs were partially offset by the addition of the Ralph Coffman and EXL#1 in January and May 2010, respectively, and incremental Norwegian operating costs for the Gorilla VI.  Our operating margin (before depreciation and selling, general and administrative expenses) for the first six months of 2010 declined slightly to 58% from 60% in the same period of 2009.  Drilling depreciation expense increased by $7.9 million or 10% between periods due primarily to the addition of the Ralph Coffman and EXL#1.  Selling, general and administrative expenses increased by $6.6 million or 20% over the comparable prior year period due primarily to a $4.5 million

--

provision during the second quarter of 2010 for the expected cost of terminating the Company’s agency agreement in Mexico and to personnel related costs and professional fees.

The following table presents certain key performance measures by geographic area for our offshore fleet for the first six months of 2010 and 2009.  The number of rigs in each location is based on location for the majority of the period and includes active and idle rigs.  Revenues include those received from customers for contract reimbursable costs.  Average day rates are computed by dividing revenues recognized during the period, excluding revenues attributable to reimbursable costs, by the number of revenue-producing days.  Rig utilization is computed as the number of revenue-producing days divided by total available rig days during the period.

	Six months ended June 30,
	2010	2009

Gulf of Mexico:
Number of rigs	9	10
Revenues	$162,079,000	$208,269,000
Average day rate	$139,600	$153,400
Utilization	78%	77%

Middle East:
Number of rigs	9	9
Revenues	$140,130,000	$222,819,000
Average day rate	$152,000	$147,600
Utilization	56%	92%

North Sea:
Number of rigs	2	2
Revenues	$100,341,000	$102,425,000
Average day rate	$278,600	$282,600
Utilization	98%	99%

Other international:
Number of rigs	4	1
Revenues	$167,641,000	$71,478,000
Average day rate	$226,800	$320,400
Utilization	100%	81%

--

Drilling Products and Systems

Three months ended June 30, 2010, compared to three months ended June 30, 2009

The following table highlights the performance of our Drilling Products and Systems segment for the second quarters of 2010 and 2009 (dollars in millions):

	Three months ended June 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$71.7	100%	$106.7	100%
Operating costs	(76.4)	-107%	(107.7)	-101%
Depreciation expense	(2.6)	-4%	(2.2)	-2%
Selling, general and administrative expenses	(8.0)	-11%	(3.0)	-3%
Net loss on property disposals	0.1	0%	-	0%
Operating income (loss)	$(15.2)	-21%	$(6.2)	-6%

Revenues from Drilling Products and Systems decreased by $35.0 million or 33% between periods due to the following (in millions):

Increase
(Decrease)

Lower sales of land rigs and rig kits	$(20.2)
Lower sales of power system packages and motors	(13.0)
Lower mud pump sales	(8.9)
Lower parts sales	(4.6)
Higher revenues recognized on offshore rig kits in progress	11.1
Other, net	0.6
Net decrease	$(35.0)

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

Our average margin before depreciation and selling, general and administrative expenses declined to a negative 7% of revenues in 2010 from a negative 1% in 2009.  The negative gross margins were primarily the result of certain inventory and cost of sales adjustments and significantly higher warranty costs coupled with low overall sales volumes and the increased concentration of lower-margin sales (i.e., land rigs), as compared to higher-margin sales (i.e., parts and offshore rig kits).

Selling, general and administrative costs increased by $5.0 million between periods due primarily to the addition of personnel in the fourth quarter of 2009 and first quarter of 2010 in connection with the quality initiative at the Company’s manufacturing operations and increases to the reserve for uncollectible trade receivables.

Our Drilling Products and Systems operating results for the 2010 second quarter excludes $52.4 million of revenues and $37.2 million of expenses in connection with sales of products and services to our Drilling Services segment, most of which was attributable to construction of the newbuild jack-up, Joe Douglas.  Drilling Products and Systems operating results for the comparable quarter of 2009 excludes $35.1 million of revenues and $25.2 million of expenses, primarily for construction of the Ralph Coffman.

--

Six months ended June 30, 2010, compared to six months ended June 30, 2009

The following table highlights the performance of our Drilling Products and Systems segment for the first six months of 2010 and 2009 (dollars in millions):

	Six months ended June 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$122.0	100%	$177.8	100%
Operating costs	(127.0)	-104%	(166.5)	-94%
Depreciation expense	(4.7)	-4%	(4.4)	-2%
Selling, general and administrative expenses	(13.5)	-11%	(7.1)	-4%
Material charge - manufacturing inventories	(42.0)	-34%	-	0%
Operating income (loss)	$(65.2)	-53%	$(0.2)	0%

Revenues from Drilling Products and Systems decreased by $55.8 million or 31% between periods due to the following (in millions):

Increase
(Decrease)

Lower mud pump sales	$(21.0)
Lower sales of power system packages and motors	(19.0)
Lower parts sales	(11.1)
Lower sales of land rigs and rig kits	(9.3)
Higher revenues recognized on offshore rig kits in progress	6.5
Other, net	(1.9)
Net decrease	$(55.8)

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

Our average margin before depreciation, selling, general and administrative expenses and the inventory charge discussed below declined to a negative 4% of revenues in 2010 from a 6% gross profit in 2009.  The negative margin in 2010 was primarily the result of certain inventory and cost of sales adjustments and significantly higher warranty costs coupled with lower overall sales volumes.

Selling, general and administrative costs increased by $6.4 million between periods due primarily to the addition of personnel in the fourth quarter of 2009 and first quarter of 2010 in connection with the quality initiative at the Company’s manufacturing operations and increases to the reserve for uncollectible accounts.

During the first quarter of 2010, the Company’s Drilling Products and Systems segment performed an assessment of its Houston-based raw materials and supplies inventory.  Management determined that a significant number of items had experienced some level of deterioration such that they were not within tolerance of original specifications or no longer conformed to minimum quality standards.  Full provision was made for the cost of items that cannot be efficiently reworked.  In addition, as the Company continued to work off existing drilling products backlog during the first quarter of 2010, the quantity and age of slow-moving inventory items was continuing to grow.  Management expects this trend will continue for the foreseeable future.  As a result, the Company increased its

--

 inventory valuation reserve by approximately $42.0 million and recorded a corresponding charge to its first quarter 2010 operations.

Our Drilling Products and Systems operating results for the six months ended June 30, 2010 excludes $98.1 million of revenues and $71.3 million of expenses in connection with sales of products and services to our Drilling Services segment, most of which was attributable to construction of the newbuild jack-up, Joe Douglas.  Drilling Products and Systems operating results for the comparable period of 2009 excludes $108.6 million of revenues and $78.2 million of expenses, primarily for construction of the Ralph Coffman.

Mining, Forestry and Steel Products

Three months ended June 30, 2010, compared to three months ended June 30, 2009

The following table highlights the performance of our Mining, Forestry and Steel Products segment for the second quarters of 2010 and 2009 (dollars in millions):

	Three months ended June 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$90.1	100%	$54.7	100%
Operating costs	(61.8)	-69%	(39.7)	-73%
Depreciation expense	(2.0)	-2%	(1.6)	-3%
Selling, general and administrative expenses	(4.6)	-5%	(4.5)	-8%
Operating income	$21.7	24%	$8.9	16%

Revenues from Mining, Forestry and Steel Products increased by $35.4 million or 65% between periods due to the following (in millions):

Increase
(Decrease)

Higher sales of mining loaders	$18.9
Increase in parts sales	7.3
Higher sales of steel plate	6.0
Other, net	3.2
Net increase	$35.4

Our average margin before depreciation and selling, general and administrative expenses increased to 31% of revenues in 2010 from 27% in 2009.  The higher margins were attributable primarily to product sales mix, particularly a greater proportion of larger, higher-margin mining loaders and parts sales in 2010.  Selling, general and administrative expenses were relatively flat between periods.

--

Six months ended June 30, 2010, compared to six months ended June 30, 2009

The following table highlights the performance of our Mining, Forestry and Steel Products segment for the first six months of 2010 and 2009 (dollars in millions):

	Six months ended June 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$141.2	100%	$98.0	100%
Operating costs	(95.7)	-68%	(71.7)	-73%
Depreciation expense	(3.9)	-3%	(3.1)	-3%
Selling, general and administrative expenses	(8.6)	-6%	(9.2)	-9%
Net loss on property disposals	(0.1)	0%	-	0%
Operating income	$32.9	23%	$14.0	14%

Revenues from Mining, Forestry and Steel Products increased by $43.2 million or 44% between periods due to the following (in millions):

Increase
(Decrease)

Higher sales of mining loaders	$25.5
Increase in parts sales	10.9
Higher sales of steel plate	3.4
Other, net	3.4
Net increase	$43.2

Our average margin before depreciation and selling, general and administrative expenses increased to 32% of revenues in 2010 from 27% in 2009.  The higher margins were attributable primarily to product sales mix, particularly a greater proportion of larger, higher-margin mining loaders and parts sales in 2010.  Selling, general and administrative expenses decreased by $0.6 million or 7% between periods due primarily to cost-control efforts.

Outlook

Drilling Operations

Our drilling backlog by geographic area as of July 26, 2010 (the date of our most recent “Rig Fleet and Contract Status” report) and February 16, 2010 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2009), is set forth below (in millions):

	July 26, 2010	February 16, 2010

North Sea	$336	$327
Middle East	207	275
Gulf of Mexico	117	234
Other international	293	240
Subtotal - offshore	953	1,076
Land	198	234
Total drilling backlog	$1,151	$1,310

--

We estimate our drilling backlog will be realized as follows (in millions):

	Offshore	Land	Total

2010	$381	$69	$450
2011	385	66	451
2012	119	33	152
2013	68	14	82
2014 and later	-	16	16
Total drilling backlog	$953	$198	$1,151
About 66% of our remaining available offshore rig days in 2010 and 29% of available days in 2011 are currently under contract, and most of our drilling contracts have termination penalties.

As of July 26, 2010, seven of our offshore rigs had drilling contracts estimated to complete in 2010, ten had contracts estimated to complete in 2011, one had a contract estimated to complete in 2012, two had contracts estimated to complete in 2013 including one under construction, and five were available.  The four rigs under construction are expected to be delivered over the period from the third quarter of 2010 through the first quarter of 2012; three of the four are not yet contracted.

In May 2010, the Company took delivery of the first newly constructed EXL-Class rig.  The EXL#1 commenced operations in the U.S. Gulf of Mexico in late May under the first of two contracts for work through approximately July 2011.  In June, we obtained a contract extension for the Gorilla V in the North Sea for an additional two years.

The Company’s second EXL-Class rig, which is currently under construction with expected delivery in September 2010, is expected to commence operations in Trinidad during the fourth quarter under a three-year contract following completion of construction in Brownsville, Texas, inspections and acceptance.

Although utilization of our rigs improved in the first and second quarters of 2010 over the fourth quarter of 2009, leading day rates have yet to show significant improvements and remain well below peak levels, and our results of operations have continued to benefit from long-term contracts with above-market day rates executed prior to the global downturn that began in mid 2008.  As noted above, most of these contracts are scheduled to conclude in 2010 or 2011.

As previously reported, following the Deepwater Horizon incident, the Bureau of Ocean Energy Management, Regulation and Enforcement (formerly known as the Minerals Management Service) issued two Notices to Lessees (NTLs) implementing new safety regulations and information requirements applicable to shallow water drilling operations in the U.S. Gulf of Mexico.  These NTLs impact the ability of our customers to obtain new permits on a timely basis and continue operations uninterrupted under existing permits.  We are working with our customers to meet the new requirements.

The Company currently has nine jack-up drilling rigs located in the U.S. Gulf of Mexico which may be impacted from time to time by the requirements of these recent NTLs.  The Rowan Juneau and the Rowan Alaska are currently stacked and are unlikely to receive new contracts until the issuance of permits resumes.  The Rowan Louisiana is under contract but is waiting on a permit.  The Bob Palmer has been recently released from its contract, and we expect it to return to work in the Gulf on a well-to-well basis.

Permitted activities are expected to take the Rowan Mississippi and the Ralph Coffman through their contracted terms.

--

Manufacturing Operations

Our external manufacturing backlog, which consists of executed contracts and customer commitments, was approximately $337 million at June 30, 2010, compared to $413 million at December 31, 2009, and consisted of the following (in millions):

June 30, 2010

Offshore rig projects	$162
Mining and Forestry equipment	61
Land rig projects	42
Drilling equipment	33
Drilling parts, power systems and other components	22
Other Mining and Forestry parts, and Steel products	17
Total manufacturing backlog	$337

We expect that substantially all of our external backlog at June 30, 2010, will be realized as revenue in the following twelve months.  We can provide no assurance we will be able to maintain or significantly increase our backlog going forward.  We estimate that approximately $15.0 million or 4% of our June 30, 2010, manufacturing backlog is at moderate risk of being significantly delayed or canceled.

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

LIQUIDITY AND CAPITAL RESOURCES

Acquisition of Skeie Drilling & Production ASA

On July 1, 2010, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with certain shareholders of Skeie Drilling & Production ASA (“Skeie”) and obtained irrevocable commitments from two other shareholders of Skeie (collectively, the “Sellers”) for the purchase of their shares constituting 48.8% of the outstanding ordinary shares of Skeie.  We had previously acquired approximately 1.5% of Skeie’s outstanding ordinary shares in open market purchases for cash.  As of July 19, 2010, our obligation to purchase the Sellers’ shares and to tender for the remaining outstanding shares of Skeie became unconditional.

Under the terms of the Purchase Agreement and irrevocable commitments, we will issue 0.00574167 shares of Rowan common stock for each of the 1,037,006,792 ordinary shares of Skeie collectively owned by the Sellers, resulting in the issuance of 5,954,151 shares of the Company’s common stock.  We intend to commence a tender offer in August for the remaining 49.7% of outstanding shares of Skeie on the same terms, which would result in the issuance of approximately 6.1 million additional Rowan shares.

Skeie is a Norwegian entity that owns and manages the construction of three high-spec jack-up rigs, designated “N-Class,” designed and being built by Keppel FELS Ltd. in Singapore.  The rigs are scheduled for delivery in September 2010, December 2010 and June 2011.  Skeie has earned no revenues since its inception in 2006 and has not entered into any drilling contracts for the operation of its three rigs under construction.

As of June 30, 2010, Skeie had approximately $269 million in cash and restricted cash and $530 million of first and second lien debt outstanding, secured by the rigs.  We expect the three rigs will require an additional $434 million for completion, net of cash and restricted cash acquired, plus approximately $22 million of capitalized interest.  We currently anticipate funding the incremental amount from existing cash and operating cash flows.  Assuming a Rowan stock price of $25.00 per share and we obtain 100% of the Skeie shares, our total cost would be

--

approximately $1.3 billion, including estimated transaction costs.  The actual consideration will depend upon the market prices of Rowan’s common stock at the time of issuance and the number of Skeie shares acquired.

The Company intends to account for the transaction as an asset acquisition and allocate the total purchase price to individual assets acquired and liabilities assumed based on relative fair values with no recognition of goodwill.

General

A comparison of key balance sheet amounts and ratios as of June 30, 2010, and December 31, 2009, follows (dollars in millions):

	June 30,	December 31,
	2010	2009

Cash and cash equivalents	$610.9	$639.7
Current assets	$1,463.5	$1,549.8
Current liabilities	$438.4	$568.3
Current ratio	3.34	2.73
Current maturities of long-term debt	$58.6	$64.9
Long-term debt	$761.5	$787.5
Stockholders' equity	$3,272.8	$3,110.4
Long-term debt/total capitalization	0.19	0.20

Reflected in the comparison above are the effects of the following sources and uses of cash and cash equivalents during the six months ended June 30, 2010, together with amounts for the comparable period of 2009 (in millions):

	Six months ended June 30,
	2010	2009

Net operating cash flows	$210.3	$224.9
Proceeds from equity compensation and debenture plans and other	2.9	3.8
Net proceeds from asset disposals	0.9	5.5
Debt repayments	(32.5)	(32.5)
Capital expenditures	(210.3)	(210.3)
Total net uses	$(28.7)	$(8.6)

Our future sources and uses of cash are discussed below.  We anticipate that our net cash flows from operations over the next twelve months plus available cash balances will be sufficient to meet our capital expenditures and debt service over the period, including capital expenditures expected to be incurred in connection with completion of the Skeie rigs currently under construction and related debt service.

Operating Cash Flows

Operating cash flows approximated $210.3 million for the first six months of 2010 as compared to $224.9 million for the comparable period of 2009.  Our cash flows from operations have benefited and will continue to benefit from long-term drilling contracts entered into when rates were significantly higher than current market rates.  Several of our offshore rigs are operating under contracts at above-market rates negotiated in periods of stronger demand.  As a result, operating cash flows may be negatively affected in the future as these higher day-rate contracts are completed.

Due to a contract dispute with its Mexico agent, the Company has been unable to submit billings to or make collections from PEMEX for use of the Gorilla IV during 2010 and, as a result, had $30.8 million of accrued or unbilled revenues and related value added taxes included in trade accounts receivable at June 30, 2010.  The Company believes all amounts due or accrued under the PEMEX contract will be collected.

--

Capital Expenditures

Refer to Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of the status of our newbuild rig projects.

Capital expenditures for the first six months of 2010 included the following:

•	$97.8 million towards construction of the four EXL-class rigs;
•	$56.9 million towards construction of our third 240C-class rig, the Joe Douglas; and
•	$29.6 million for improvements to the existing offshore fleet.

For the remainder of 2010, we expect our capital expenditures to approximate $555 million, including $214 million towards construction of the Skeie rigs (net of an estimated $269 million of cash and restricted cash held by Skeie at June 30, 2010), $142 million towards construction of the three remaining EXL-class rigs under construction, $51 million towards construction of the Joe Douglas, $111 million for existing rigs, and $37 million for equipment spares, drill pipe and other.  We expect to fund our capital expenditures from available cash and cash flows from operations.  We will periodically review and adjust the capital budget as necessary based upon current and forecasted cash flows and liquidity, anticipated market conditions in our drilling and manufacturing businesses and alternative uses of capital to enhance shareholder value.

Long-Term Debt

As of June 30, 2010, we had $820.1 million of total debt, of which $58.6 million is due over the following twelve months.  We were in compliance with each of our debt covenants at June 30, 2010, and we do not expect to encounter difficulty complying in the following twelve-month period.  We had no borrowings outstanding under our $155 million revolving credit facility at June 30, 2010, and we believe that funding under the facility continues to be available, if necessary.

In connection with the acquisition of Skeie, we will assume first and second lien debt of Skeie in the amount of approximately $225 million and $305 million, respectively.  The first lien debt bears interest at an annual rate of 12.0%, requires $20 million annual principal repayments beginning in May 2013 and matures in 2017. The second lien debt bears interest at 11.25%, though accrual of interest is abated through November 30, 2010, and is due in full at maturity in 2013.  The first lien debt is callable at an initial price of 107% beginning May 2011, declining by one point annually thereafter; the second lien debt is callable at 106% in 2010, 104% in 2011 and 102% in 2012.  We are evaluating options with respect to refinancing the Skeie debt.

Pension Obligations

Minimum contributions to our defined benefit pension plans are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates.  Similar calculations were used to estimate pension costs and obligations as reflected in our condensed consolidated financial statements.  As of December 31, 2009, our financial statements reflected an aggregate unfunded pension liability of $195 million, most of which relates to our drilling employees’ plan.  We will need to make significant pension contributions over the next several years, and additional funding would be required if asset values decline.  During the first six months of 2010, Rowan contributed $42.1 million to its pension plans and expects to make additional contributions totaling $15.2 million during the remainder of 2010.

Contingent Liabilities

Refer to Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of the status of significant legal proceedings.

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

--

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

Changes in judgments, assumptions or policies would produce significantly different amounts from those reported herein.  During the six months ended June 30, 2010, there have been no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based, except for the material charge related to inventory disclosed in Note 10.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding debt at June 30, 2010, consisted of an aggregate principal amount of $823.1 million of fixed-rate notes bearing a weighted-average annual interest rate of 6.3%.  We believe that our exposure to risk of earnings loss due to changes in market interest rates is not material.

We have a $155 million revolving credit facility expiring in June 2011.  There were no borrowings outstanding under the facility at June 30, 2010.  We believe that funding under the credit facility continues to be available, if necessary.

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

--

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for the status of significant legal proceedings.

Item 1A.  Risk Factors

You should carefully consider the risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, before deciding to invest in Rowan Common Stock.  Except as set forth below, there have been no material changes to the risk factors disclosed in our Form 10-K report for the year ended December 31, 2009.

The acquisition of Skeie will result in us incurring substantially more debt. This could further increase our leverage and attendant risks.

In connection with the acquisition of Skeie, we plan to assume approximately $530 million of first and second lien debt secured by the three Skeie rigs under construction, which bears interest well above the average rate on our existing debt.  We can provide no assurances that we can refinance this debt on more favorable terms.  In addition, we may be able to incur substantial additional indebtedness in the future.  The approximately $530 million of Skeie debt and any additional debt we incur will increase our leverage and may adversely affect our financial condition and our ability to access capital markets on favorable terms.  An increase in our leverage may also result in us conducting an offering of our equity securities, which would dilute our existing shareholders.

Reduction of our credit ratings could have a material adverse effect on our business and our ability to attract capital investment.

Rowan currently has an investment grade credit rating.  Credit rating agencies monitor our financial position, the overall oil and gas industry and the level of demand for drilling services.  Our increased leverage from our assumption of Skeie’s debt may result in a reduction of our current credit ratings, which may reduce our access to the debt markets and unfavorably impact our overall cost of borrowing.  Downgrades of our current credit ratings or significant worsening of our financial condition could also result in increased demands by our suppliers for accelerated payment terms or other more onerous contract terms.

Our inability to enter into drilling contracts for our idle rigs or rigs under construction will materially adversely affect our results of operations.  Three of our four rigs under construction do not yet have drilling contracts.

The results of our operations could be materially adversely affected if we are unable to enter into contracts for our idle rigs or for our three rigs under construction (or six rigs including the three rigs under construction by Skeie).

--

If we are unable to acquire or renew permits and approvals required for our operations, we may be forced to suspend or cease our operations, and our revenues from offshore operations may be reduced.

Crude oil and natural gas exploration and production operations in the United States and the Gulf of Mexico require numerous permits and approvals of Rowan and its customers from governmental agencies.  If we or our customers are not able to obtain necessary permits and approvals, our operations will be adversely affected.  Obtaining all necessary permits and approvals may necessitate substantial expenditures to comply with the requirements of these permits and approvals, future changes to these permits or approvals, or any adverse change in the interpretation of existing permits and approvals.  In addition, such regulatory requirements and restrictions could also delay or curtail our operations and could have a significant impact on our financial condition or results of operations and may create a risk of expensive delays or loss of value if a project is unable to function as planned due to changing requirements.

On April 20, 2010, the Deepwater Horizon, a semisubmersible drilling rig owned by a competitor, exploded while working in the deepwater sector of the U.S. Gulf of Mexico, resulting in an oil spill.  In response to this incident, the U.S. Secretary of the Interior on May 27, 2010, announced a moratorium on U.S. offshore deepwater drilling, which was enjoined by a U.S. district court on June 22, 2010.  On July 12, 2010, the Secretary issued a revised moratorium, which is now the subject of litigation in the U.S. courts.  In addition, the Bureau of Ocean Energy Management, Regulation and Enforcement (formerly known as the Minerals Management Service) has issued Notices to Lessees (NTLs) implementing new safety regulations and information requirements applicable to drilling operations in the Gulf of Mexico. These NTLs are also the subject of litigation in the U.S. courts.  These NTLs adversely impact the ability of our customers to obtain necessary permits and approval on a timely basis and/or to continue operations uninterrupted under existing permits.  As a result, both shallow water and deepwater drilling permits have been delayed.  Compliance with the new regulatory requirements may result in interruption of operations and reduce revenues from our offshore operations.  At July 26, 2010, we had nine rigs located in the U.S. Gulf of Mexico.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our common stock for the periods indicated:

Period ended	Total number of shares purchased 1	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs 2	Maximum number of shares that may yet be purchased under the plans or programs

April 1-30, 2010	20,748	$30.05	-	1,524,600
May 1-31, 2010	72,878	$28.53	-	1,524,600
June 1-30, 2010	5,810	$25.57	-	1,524,600
Total	99,436	$28.67	-

1 The total number of shares purchased includes (i) shares purchased, if any, pursuant to a publicly announced program described in footnote 2 below and (ii) shares withheld by us to satisfy tax withholding obligations in connection with stock-based compensation issued to employees.  All shares acquired during the quarter ended June 30, 2010, were in connection with stock-based compensation.

2 In 1998, we announced that our Board of Directors authorized us to purchase up to eight million shares of our common stock.  We last purchased shares under this program in 2002 and have no plans to purchase additional shares at the present time.

At June 30, 2010, we had approximately $586 million of cash available for distribution to stockholders under provisions of our debt agreements.  We do not expect to pay dividends in the foreseeable future.

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

ROWAN COMPANIES, INC.
(Registrant)

Date: August 4, 2010	/s/ W. H. WELLS
W. H. Wells
Senior Vice President,
Chief Financial Officer and Treasurer

Date: August 4, 2010	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Vice President and Controller
(Chief Accounting Officer)