Form 10-Q
period 2010-09-30
ROWAN COMPANIES INC
filed 2010-11-05
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

The number of shares of common stock, $0.125 par value, outstanding at October 31, 2010, was 126,218,022.

ROWAN COMPANIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$892,762	$639,681
Restricted cash	218,992	-
Receivables, net - trade and other (Note 12)	406,984	343,642
Inventories, net - at cost:
Raw materials and supplies	303,593	309,682
Work-in-progress	78,690	141,036
Finished goods	463	941
Prepaid expenses and other current assets	86,092	76,744
Deferred tax assets - net	41,514	38,071
Total current assets	2,029,090	1,549,797

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	4,245,116	3,975,006
Manufacturing plant and equipment	249,903	251,882
Construction in progress	1,248,655	528,669
Other property and equipment	144,071	144,337
Property, plant and equipment - gross	5,887,745	4,899,894
Less accumulated depreciation and amortization	1,447,040	1,320,409
Property, plant and equipment - net	4,440,705	3,579,485

Other assets	92,342	81,412

TOTAL ASSETS	$6,562,137	$5,210,694

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt (Note 8)	$536,932	$64,922
Accounts payable - trade	130,930	124,562
Deferred revenues	100,072	139,398
Billings in excess of costs and estimated profits on uncompleted contracts	8,079	25,226
Accrued compensation and related employee costs	54,322	110,526
Accrued income taxes	7,674	40,990
Accrued interest	22,594	20,100
Other current liabilities	47,840	42,548
Total current liabilities	908,443	568,272

Long-term debt - less current maturities	1,147,345	787,490
Other liabilities	416,034	278,862
Deferred income taxes - net	406,744	465,700
Commitments and contingent liabilities (Notes 9 and 10)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, issuable in series:
Series A Junior Preferred Stock, 1,500,000 shares authorized, none issued	-	-
Common stock, $0.125 par value, 150,000,000 shares authorized;
126,335,916 shares and 113,885,661 shares issued at September 30, 2010 and December 31, 2009, respectively	15,792	14,237
Additional paid-in capital	1,429,850	1,078,337
Retained earnings	2,392,236	2,169,526
Cost of 142,066 and 52,342 treasury shares, respectively	(3,986)	(1,409)
Accumulated other comprehensive loss	(150,321)	(150,321)
Total stockholders' equity	3,683,571	3,110,370

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,562,137	$5,210,694

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009

REVENUES:
Drilling services (Note 12)	$289,948	$258,394	$949,209	$959,571
Manufacturing sales and services	147,998	135,027	411,178	410,818
Total revenues	437,946	393,421	1,360,387	1,370,389

COSTS AND EXPENSES:
Drilling services (excluding items below)	141,700	121,238	417,255	403,459
Manufacturing sales and services (excluding items below)	125,270	116,949	347,942	355,145
Depreciation and amortization	47,353	43,747	139,303	126,855
Selling, general and administrative	34,703	24,094	96,577	73,390
Loss (gain) on disposals of property and equipment	670	305	575	(4,336)
Material charge - manufacturing inventories (Note 12)	-	-	42,024	-
Total costs and expenses	349,696	306,333	1,043,676	954,513

INCOME FROM OPERATIONS	88,250	87,088	316,711	415,876

OTHER INCOME (EXPENSE):
Interest expense	(18,153)	(10,810)	(44,026)	(16,410)
Interest capitalized	10,022	7,348	24,965	12,455
Interest income	534	441	968	973
Other - net	2,573	2,303	2,675	6,139
Total other income (expense) - net	(5,024)	(718)	(15,418)	3,157

INCOME BEFORE INCOME TAXES	83,226	86,370	301,293	419,033
Provision for income taxes	16,055	7,978	78,583	112,358

NET INCOME	$67,171	$78,392	$222,710	$306,675

PER SHARE AMOUNTS:
Net income - basic	$.58	$.69	$1.95	$2.70
Net income - diluted	$.57	$.69	$1.92	$2.70

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended Sept. 30,
	2010	2009

CASH PROVIDED BY OPERATIONS:
Net income	$222,710	$306,675
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	139,303	126,855
Deferred income taxes	12,246	70,542
Material charge - manufacturing inventories	42,024	-
Stock-based compensation expense	11,330	9,571
Provision for pension and postretirement benefits	29,112	32,148
Contributions to pension plans	(49,688)	(34,487)
Postretirement benefit claims paid	(2,474)	(2,689)
Loss (gain) on disposals of property, plant and equipment	575	(4,336)
Estimated net benefits from income tax claims	-	(25,057)
Changes in current assets and liabilities:
Receivables - trade and other	(23,825)	129,815
Inventories	27,336	65,578
Prepaid expenses and other current assets	(7,538)	(24,729)
Accounts payable	(9,981)	(130,778)
Accrued income taxes	(33,274)	(56,838)
Deferred revenues	(39,326)	(17,333)
Billings in excess of costs and estimated profits on uncompleted contracts	(17,147)	(16,435)
Other current liabilities	(10,748)	(11,348)
Net changes in other noncurrent assets and liabilities	(10,354)	(8,191)
Net cash provided by operations	280,281	408,963

CASH USED IN INVESTING ACTIVITIES:
Capital expenditures	(316,561)	(393,223)
Net cash used in acquisition of SKDP	(17,681)	-
Proceeds from disposals of property, plant and equipment	2,953	5,689
Net cash used in investing activities	(331,289)	(387,534)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from borrowings, net of issue costs	395,517	491,729
Repayments of borrowings	(96,061)	(51,168)
Excess tax benefits from stock-based compensation	(42)	(3,562)
Proceeds from stock option and convertible debenture plans and other	4,675	251
Net cash provided by financing activities	304,089	437,250

INCREASE IN CASH AND CASH EQUIVALENTS	253,081	458,679
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	639,681	222,428
CASH AND CASH EQUIVALENTS, END OF PERIOD	$892,762	$681,107

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

Rowan believes the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature unless otherwise noted, necessary for a fair statement of the results for the interim periods presented.  Rowan’s results of operations and cash flows for the interim periods are not necessarily indicative of results to be expected for the full year.  (See discussion under “Material Charge” in Note 12.)

Note 2 – Acquisition of Skeie Drilling & Production ASA

On July 1, 2010, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with certain shareholders of Skeie Drilling & Production ASA (“SKDP”) and obtained irrevocable commitments from two other shareholders of SKDP (collectively, the “Sellers”) for the purchase of their shares, which constituted 48.8% of the outstanding ordinary shares of SKDP.  Under the terms of the Purchase Agreement and irrevocable commitments, the Company agreed to issue 0.00574167 shares of Rowan common stock for each ordinary share of SKDP owned by the Sellers.  In July 2010, the Company purchased an additional 1.5% of SKDP shares for cash in the open market.

SKDP is a Norwegian entity that owns and manages the construction of three high-spec jack-up rigs, designated “N-Class,” designed and being built by Keppel FELS Ltd. in Singapore.  The first rig, the Rowan Viking, was delivered in October 2010, and the second and third rigs (which are to be named the Rowan Stavanger and Rowan Norway) are expected to be delivered in January and June 2011, respectively.  The Company’s obligations under the construction contracts are presented in Note 9.

In August 2010, the Company issued common stock to certain shareholders of SKDP in private placements in exchange for their SKDP shares and, on August 24, 2010, commenced a tender offer for all remaining ordinary shares of SKDP on the same terms (the “Exchange Offer”).  Through the transactions contemplated by the Purchase Agreement, the private placements and the Exchange Offer, the Company acquired approximately 96% of the outstanding SKDP shares. On September 30, 2010, the Company acquired the remaining SKDP shares in cash through a compulsory acquisition pursuant to the Norwegian Public Companies Act.  The SKDP shares have since been delisted from the Norwegian OTC.  The total consideration paid for all of the SKDP shares was approximately $13 million in cash and 11,724,818 shares of Rowan common stock.

On September 16, 2010, the SKDP Board of Directors notified the bond trustee that, as part of a post-acquisition restructuring, SKDP intends to sell the Rowan Viking to a Rowan subsidiary organized in Gibraltar.  Under the terms of the SKDP debt agreements, this transaction triggered a mandatory prepayment event of all indebtedness secured by the rig.  (See Note 13, “Subsequent Events.”)

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company accounted for the acquisition of SKDP as an asset acquisition and allocated the total purchase price to individual assets acquired and liabilities assumed based on relative fair values with no recognition of goodwill.  The net cash effect of the acquisition was a net cash inflow of $201.3 million, including $219.0 million of restricted cash, which was restricted under the indenture for the 12% SKDP First Priority Bonds.  An analysis of the purchase price and the allocation to net assets acquired follows (in millions):

Purchase price:
Cash paid for SKDP stock	$12.9
Cash paid for SKDP bonds ($37.7 million par value)	39.1
Transaction costs (including $6.9 million accrued
and unpaid at September 30, 2010)	13.0
Total paid or payable in cash	65.0
Noncash issuance of 11,724,818 shares of Rowan common stock
in exchange for SKDP shares	337.9

Total purchase price	$402.9

Net assets acquired, as recorded:
Unrestricted cash	$40.4
Restricted cash	219.0
Construction in progress	680.7
Other assets	2.7
Total assets acquired	942.8

11.25% Second Priority Bonds	279.3
12.0% First Priority Bonds	249.8
Accrued interest	8.2
Other liabilities	2.6
Total liabilities assumed	539.9

Net assets acquired	$402.9

The debt assumed was recorded at estimated fair market value as of September 10, 2010, the date upon which the Company’s cumulative ownership interest in SKDP exceeded 50% (the “Acquisition Date”).  Fair values of debt were estimated based on quoted market prices on the Acquisition Date.  Shares of Rowan common stock issued were valued based on quoted market prices of Rowan stock on the actual dates of exchange.  Results of operations of SKDP are included in the consolidated financial statements of the Company from the Acquisition Date and were not material.

Note 3 – Segment Information

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

The following table presents certain financial information by operating segment for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Revenues:
Drilling Services (Note 12)	$289.9	$258.4	$949.2	$959.6
Manufacturing:
Drilling Products and Systems	127.5	177.6	347.6	464.0
Mining, Forestry and Steel Products	69.9	41.5	211.1	139.5
Total manufacturing	197.4	219.1	558.7	603.5
Eliminations	(49.4)	(84.1)	(147.5)	(192.7)
Total revenues from external customers	$437.9	$393.4	$1,360.4	$1,370.4

Income (loss) from operations:
Drilling Services	$80.4	$79.7	$337.0	$392.4
Manufacturing:
Drilling Products and Systems (Note 12)	9.0	29.5	(29.4)	59.7
Mining, Forestry and Steel Products	10.5	4.9	43.4	18.9
Total manufacturing	19.5	34.4	14.0	78.6
Eliminations	(11.7)	(27.0)	(34.3)	(55.1)
Total income from operations	$88.2	$87.1	$316.7	$415.9

Assets acquired in the acquisition of SKDP and related future operating results will be classified within the Drilling Services segment.

Note 4 – Earnings Per Share

A reconciliation of basic and diluted shares for the three and nine months ended September 30, 2010 and 2009 follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Average common shares outstanding - basic	116,721	113,859	114,265	113,530
Effect of dilutive securities - stock-based compensation	1,728	74	1,759	54
Average shares for diluted calculations	118,449	113,933	116,024	113,584

There were no adjustments to net income required for purposes of computing diluted earnings per share.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the share effects of securities excluded from the diluted calculations for the three and nine months ended September 30, 2010 and 2009, because they were antidilutive.  Options and other potentially dilutive securities are antidilutive when the exercise or conversion price exceeds the average market price of the Company’s common stock during the period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Employee and director stock options	163	1,473	163	1,792
Stock appreciation rights	179	88	173	2
Shares issuable upon conversion of debentures	-	35	-	35
Total potentially dilutive shares	342	1,596	336	1,829

Note 5 – Pension and Other Postretirement Benefits

Rowan sponsors defined benefit pension plans covering substantially all of its employees, and provides health care and life insurance benefits upon retirement for certain employees.

Net periodic pension cost recognized for the three and nine months ended September 30, 2010 and 2009 included the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$4,013	$3,126	$11,907	$12,031
Interest cost	7,822	7,562	23,211	24,280
Expected return on plan assets	(7,695)	(7,297)	(22,833)	(21,684)
Recognized actuarial loss	5,357	5,531	15,978	13,587
Amortization of prior service cost	(1,683)	(2,444)	(4,995)	(2,569)
Curtailment loss	-	71	-	71
Total net pension cost	$7,814	$6,549	$23,268	$25,716

Other postretirement benefit cost recognized for the three and nine months ended September 30, 2010 and 2009 included the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$595	$637	$1,767	$1,891
Interest cost	1,160	1,258	3,442	3,732
Recognized actuarial loss	98	157	293	467
Amortization of transition obligation	167	167	495	495
Amortization of prior service cost	(51)	(52)	(153)	(153)
Total other postretirement benefit cost	$1,969	$2,167	$5,844	$6,432

During the nine months ended September 30, 2010, Rowan contributed $52.2 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $8.4 million during the remainder of 2010.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 – Cash, Cash Equivalents and Restricted Cash

Certain of Rowan’s debt securities are government-guaranteed through the Title XI program of the U.S. Department of Transportation’s Maritime Administration (“MARAD”).  At the Company’s request, MARAD waived certain windstorm insurance coverage requirements under the loan agreements, for which the Company agreed to maintain a minimum cash balance, which is currently $25 million.  Rowan remains subject to restrictions on the use of certain insurance proceeds should the Company experience future windstorm losses.  Each of these security provisions will be released by MARAD should Rowan obtain windstorm coverage that satisfies the original terms of its debt agreements.

Restricted cash consists of escrowed funds acquired in the acquisition of SKDP.  Such funds were restricted under the indenture for the 12% SKDP First Priority Bonds.

Note 7 – Construction Contracts in Process

The following table summarizes the status of the Drilling Products and Systems segment’s long-term customer contracts in process.  Payments, revenues and costs are cumulative from inception of the contract through the date indicated.  Payments include those received for contracts in progress or not yet begun and completed contracts with outstanding collections (in thousands):

	September 30,	December 31,
	2010	2009

Total contract value of long-term contracts in process or not yet begun	$206,382	$204,201
Payments received	181,753	119,653
Revenues recognized	175,833	102,155
Costs recognized	110,007	61,407
Payments received in excess of revenues recognized	5,920	17,498
Billings in excess of costs and estimated profits on uncompleted contracts (included in current liabilities)	$8,079	$25,226
Costs and estimated profits in excess of billings on uncompleted contracts (included in prepaid expenses and other current assets)	$2,159	$7,728

During the three months ended September 30, 2010, Rowan recognized approximately $30.5 million of manufacturing revenues and $19.7 million of manufacturing costs related to long-term construction contracts on the percentage-of-completion basis, as compared to $22.8 million of revenues and $14.7 million of costs for the comparable period of 2009.

During the nine months ended September 30, 2010, Rowan recognized approximately $74.2 million of manufacturing revenues and $49.0 million of manufacturing costs on the percentage-of-completion basis, as compared to $73.4 million of revenues and $50.2 million of costs for the comparable period of 2009.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 – Long-Term Debt

Long-term debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2010	2009

6.15% Title XI note payable, due July 2010, secured by the Gorilla V	$-	$7,177
6.94% Title XI note payable, due July 2010, secured by the Gorilla V	-	5,598
5.88% Title XI note payable, due March 2012, secured by the Gorilla VI	21,361	35,613
11.25% SKDP Second Priority Bonds, due 2013, secured by the Viking,
Stavanger, and Norway (par value of $224,551)	235,016	-
2.80% Title XI note payable, due October 2013, secured by the Gorilla VII	54,073	61,798
12.0% SKDP First Priority Bonds, due May 2017,
secured by the Viking (par value of $225,000)	249,750	-
5.0% Senior Notes, due September 2017, net of discount (5.1% effective rate)	398,039	-
4.33% Title XI note payable, due May 2019, secured by the Scooter Yeargain	54,718	57,758
7.875% Senior Notes, due August 2019, net of discount (8.0% effective rate)	497,099	496,852
3.525% Title XI note payable, due May 2020, secured by the Bob Keller	59,768	62,757
3.158% Title XI note payable, due July 2021, secured by the Bob Palmer	114,453	124,859
Total long-term debt	1,684,277	852,412
Less: Current maturities	(536,932)	(64,922)
Long-term debt, excluding current maturities	$1,147,345	$787,490

In connection with the acquisition of SKDP, the Company assumed first and second lien bonds of SKDP with a par value of approximately $225 million and $267 million, respectively, as of the Acquisition Date.  The first and second lien bonds were revalued and recognized at fair value aggregating $250 million and $279 million, respectively (see Note 2).

Subsequent to the Acquisition Date, through September 30, 2010, the Company purchased second lien SKDP bonds with a par value of $42.7 million in the open market ($44.3 million recorded value) and recognized a net loss on debt extinguishment in the amount of $0.6 million during the third quarter of 2010.  Such amount is included in other income and expense on the Condensed Consolidated Statement of Income.

As previously reported, on September 16, 2010, the SKDP Board of Directors notified the bond trustee that, as part of the post-acquisition restructuring of SKDP by the Company, SKDP intends to sell the Rowan Viking to a Rowan subsidiary organized in Gibraltar.  This transaction triggered a mandatory prepayment event of all indebtedness secured by the rig.  Certain of the first lien bondholders are objecting to the transaction but the Company believes its position is correct.  (See Note 13, “Subsequent Events.”)

Maturities over the remainder of 2010 and the next five years, including the SKDP bonds discussed above, are $498.5 million in 2010, $52.2 million in 2011, $45.0 million in 2012, $37.9 million in 2013, $22.5 million in 2014 and $22.5 million in 2015.

On August 30, 2010, Rowan issued $400 million aggregate principal amount of 5.0% Senior Notes due 2017 (the “5% Senior Notes”), in an SEC registered offering at a price to the public of 99.504% of the principal amount.  After deduction for underwriters’ discount and offering expenses, the Company received net proceeds of approximately $395 million from the sale of these notes, and the Company expects to use those net proceeds for general corporate purposes.  The 5% Senior Notes will mature on September 1, 2017.  Interest on the 5% Senior Notes is payable semi-annually on March 1 and September 1 of each year, beginning March 1, 2011, to the holders of record on the immediately preceding February 15 or August 15, respectively.

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

The Company may, at its option, redeem any or all of the Senior Notes at any time for an amount equal to 100% of the principal amount to be redeemed plus a make-whole premium and accrued and unpaid interest to the redemption date.  The Company may purchase Senior Notes in the open market, or otherwise, at any time without restriction under the indenture.  The Company is not required to make mandatory redemption or sinking fund payments with respect to the 5% Senior Notes.

The indenture governing the 5% Senior Notes contains covenants that, among other things, limit the ability of the Company to (a) create liens that secure debt, (b) engage in sale and leaseback transactions and (c) merge or consolidate with another company.

On September 16, 2010, the Company terminated its $155 million revolving credit facility agreement dated June 23, 2008, and entered into a new credit agreement with a group of banks (the “2010 Credit Agreement”) under which the Company may borrow up to $250 million on a revolving basis through September 16, 2014, and up to $350 million on a term basis through September 16, 2015.  Term advances are limited to repayments of debt assumed in the SKDP acquisition and must be drawn by July 31, 2011.  Interest and commitment fees payable under the 2010 Credit Agreement are based in part on the Company’s then current credit ratings.  The annual commitment fee is currently .45% of the unused commitment.  Advances would currently bear interest at Libor plus 2.375% per annum.  There were no amounts drawn under the 2010 Credit Agreement at September 30, 2010.  The 2010 Credit Agreement limits total consolidated indebtedness and contains events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the agreement.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 – Commitments

The following table presents the status of all of the Company’s rigs under construction as of September 30, 2010.  Amounts include capitalized interest (in millions):

	Expected or actual delivery date	Total estimated project costs	Total costs incurred through September 30, 2010	Projected costs for the remainder of 2010	Projected costs in 2011	Projected costs in 2012	Total future costs

EXL #2	Sep-10	$194	$184	$10	$-	$-	$10
Viking	Oct-10	451	235	216	-	-	216
EXL #3	Dec-10	195	166	29	-	-	29
Stavanger	Jan-11	458	226	232	-	-	232
Norway	Jun-11	465	220	8	237	-	245
Joe Douglas	Sep-11	248	143	33	72	-	105
EXL #4	Jan-12	198	72	39	55	32	126
Total rigs under construction		$2,209	$1,246	$567	$364	$32	$963

Rowan periodically employs letters of credit or other bank-issued guarantees in the normal course of its businesses, and had outstanding letters of credit of approximately $39.8 million at September 30, 2010.

Note 10 – Legal Proceedings

During 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  The Company had leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that Rowan believes to be more than sufficient to satisfy its obligations under the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig.  However, the parties holding interests in the rig under the charter claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value.  Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment.  On November 3, 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner interests filed a counterclaim for a variety of relief, claiming a right to payment under the charter based on a post-casualty rig valuation of approximately $83 million.  The insurance proceeds were placed in escrow.  The district court ultimately granted judgment against Rowan for the difference between (a) what Rowan had already paid to the Owner Trustee out of the escrowed insurance proceeds and (b) that rig valuation.  On March 31, 2009, the Court of Appeals for the 14th District of Texas reversed this judgment, holding that the Company’s interpretation of the charter was substantially correct, but directing Rowan to pay additional amounts due under the charter.  The Company made this payment out of the escrowed insurance proceeds.  In addition, the Court of Appeals remanded the case for further proceedings in the district court to resolve additional issues and to determine the parties’ respective rights to the balance of the escrowed insurance proceeds, which is currently $21.4 million.  The owner interests filed a motion for rehearing of the Court of Appeals’ decision.  On October 8, 2009, the Court of Appeals denied the motion, but issued a substitute opinion to clarify the scope of the remand.  The Court of Appeals again held that the trial court is to resolve issues concerning the proper disposition of excess insurance proceeds.  The Court of Appeals further held that the owner interests’ claim that Rowan breached the charter agreement by failing to maintain adequate insurance remains to be decided by the trial court.  The owner interests filed another motion for rehearing, which motion was denied in January 2010.  On March 22, 2010, the owner interests filed its petition for review in the Supreme Court of Texas.  The Company believes that no further payment is owed to the opposing parties under the charter and intends to pursue that position vigorously in all subsequent court proceedings.

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

On January 3, 2008, a civil lawsuit styled State of Louisiana, ex. rel. Charles C. Foti, Jr., Attorney General vs. Rowan Companies, Inc. was filed in U.S. District Court, Eastern District of Texas, Marshall Division, seeking damages, civil penalties and costs and expenses for alleged commission of maritime torts and violations of environmental and other laws and regulations involving the Rowan-Midland and other facilities in areas in or near Louisiana.  Subsequently, the case was transferred to U.S. District Court, Southern District of Texas, Houston Division (the “Federal Case”).  Thereafter, a similar state civil lawsuit styled State of Louisiana, ex. rel. James D. “Buddy” Caldwell, Attorney General vs. Rowan Companies, Inc. was filed in the 190th Judicial District Court of Harris County, Texas, on February 19, 2010 (the “State Case”).  The State Case pleading contains the same legal allegations as the Federal Case except that the State Case involves unidentified Rowan rigs not including the Rowan-Midland.  On July 28, 2010, the U.S. District Court dismissed the claims of the plaintiff in the Federal Case and the plaintiff chose not to appeal or otherwise challenge that decision.  The State Case was inactive prior to the dismissal of the Federal Case.  The Company intends to vigorously defend its position in the State Case.

During the quarter ended September 30, 2010, the Company settled its claims against Signal International LLC with respect to construction of the J.P. Bussell on mutually agreeable terms, resulting in no financial impact on results for the quarter then ended.

Rowan is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. The Company believes that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on its financial position, results of operations or cash flows.

Note 11 – Stock-Based Compensation

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

At September 30, 2010, the Company had approximately $26.8 million of unrecognized future stock-based compensation expense, which is expected to be recognized over a remaining weighted-average period of 1.3 years.

Note 12 – Other Financial Statement Disclosures

Receivables – Trade and Other – Due to a contract dispute with its Mexico agent, the Company has been unable to submit billings to or make collections from PEMEX for use of the Gorilla IV during 2010 and, as a result, had $42 million of accrued or unbilled revenues and related value added taxes included in trade accounts receivable at September 30, 2010.  The Company believes all amounts due or accrued under the PEMEX contract will be collected.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Values of Financial Instruments – The carrying amounts of the Company’s cash and cash equivalents, trade receivables and trade payables approximated their fair values due to their short maturities.  As of September 30, 2010, the fair values of the Company’s debt, which had an aggregate carrying value of $1,684 million, approximated $1,814 million.  Fair values of the Company’s debt were estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, were $29.9 million and $13.3 million at September 30, 2010 and 2009, respectively. During the quarter ended September 30, 2010, the Company acquired noncash assets of SKDP valued at $683.4 million though the assumption of debt and other liabilities totaling $539.9 million and issuances of Rowan common stock valued at $337.9 million.  The net cash effect of the transaction was an inflow of $201.3 million, including restricted cash of $219.0 million.

Other Comprehensive Income – Rowan had no items of other comprehensive income during the three or nine months ended September 30, 2010 or 2009.

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

Income Taxes – Historically, the Company has conducted its foreign operations through its U.S. subsidiaries, which resulted in income tax at the U.S. statutory rate of 35%.  In 2010 the Company began operating its foreign-based rigs through its international subsidiaries, and has asserted that such earnings are permanently reinvested abroad.

In accordance with generally accepted accounting principles, the Company estimates its full-year effective tax rate and applies this rate to its year-to-date pretax income.  In addition, the Company separately calculates the tax impact of unusual items, if any.  For the three months ended September 30, 2010 and 2009, the Company’s consolidated effective tax rate was 19.3% and 9.2%, respectively.  For the nine months ended September 30, 2010 and 2009, the consolidated effective tax rate was 26.1% and 26.8%, respectively.  The lower tax rates in the 2009 periods resulted from the impact of certain discrete items in the third quarter.  The lower tax rates for the 2010 periods were principally the result of a greater proportion of income in lower-tax jurisdictions, the impact of moving rigs into international subsidiaries and, for the three-month period, the catch-up effect of changes to the projected annual tax rate.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shareholders’ Equity – Changes in shareholders’ equity for the nine months ended September 30, 2010, are set forth below (in thousands):

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders' equity

Balance, December 31, 2009	113,833	$14,237	$1,078,337	$2,169,526	$(1,409)	$(150,321)	$3,110,370
Stock issued in acquisition of SKDP	11,725	1,466	336,441	-	-	-	337,907
Stock issued under share-based compensation plans	636	89	4,645	-	(2,577)	-	2,157
Stock-based compensation	-	-	10,469	-	-	-	10,469
Excess tax benefit from stock-based compensation plans	-	-	(42)	-	-	-	(42)
Net income	-	-	-	222,710	-	-	222,710
Balance, September 30, 2010	126,194	$15,792	$1,429,850	$2,392,236	$(3,986)	$(150,321)	$3,683,571

Note 13 – Subsequent Events

On November 1, 2010, the Company redeemed the remaining outstanding SKDP first lien bonds with a par value of $200 million ($222 million book value) at a price of 108% of par, plus accrued interest, and SKDP second lien bonds with a par value of $51.4 million ($53.4 million book value) at 106%.  Total cost was $281.2 million, including $10.7 million of accrued interest.  The redemption resulted in a net gain on debt extinguishment totaling $4.8 million to be recognized in the fourth quarter of 2010.  The Company also deposited in escrow with the bond trustee approximately $11 million to cover interest that would accrue on the first lien bonds until their May 2011 call date pending resolution of a claim by certain bondholders that the first lien bonds are not redeemable until that time.  The Company expects to prevail in this matter and fully recoup the escrowed amount.

There were no other events or transactions that occurred subsequent to September 30, 2010, requiring recognition or disclosure in the financial statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

During September 2010, we completed our acquisition of Skeie Drilling & Production ASA, a Norwegian entity that owns and manages the construction of three high-spec jack-up rigs, designated “N-Class,” designed and being built by Keppel FELS Ltd. in Singapore.  The first rig, the Rowan Viking, was delivered in October 2010, and the second and third rigs (which are to be named the Rowan Stavanger and Rowan Norway) are expected to be delivered in January and June 2011, respectively.  In connection with the transaction, the Company issued 11.7 million shares of Rowan common stock valued at $338 million, assumed first and second lien debt with a par value of $492 million at the acquisition date, and acquired net cash of $201 million, including restricted cash of $219 million.  As of September 30, 2010, we expect to spend approximately $457 million of cash in excess of net cash acquired in order to complete construction.

We recently received a 19-month commitment in the U.K. sector of the North Sea for the Rowan Viking.  The rig is expected to commence operations by early March 2011 immediately following mobilization and operational and regulatory inspection.

Since the end of July, the Company has increased its drilling backlog by nearly 50%.  During that period, the Company was awarded three-year commitments from Saudi Aramco for use of the Ralph Coffman and Bob Palmer.  The Ralph Coffman, which is currently under contract to another customer in the Gulf of Mexico through December 2010, is expected to mobilize to the Middle East starting in January and commence operations under the contract late in the second quarter of 2011 following upgrades.  The Bob Palmer, which was previously operating in the U.S. Gulf of Mexico, entered a shipyard in mid September 2010 where it underwent certain modifications prior to its recent departure for the Middle East, where it is expected to commence operations following the completion of upgrades early in the second quarter of 2011.

Additionally, the Company received one-year verbal commitments from McMoRan for the Company’s third EXL-Class rig and the Joe Douglas, each for one ultra-deep gas well in the U.S. Gulf of Mexico following the rigs’ delivery from the shipyard, which is expected in December 2010 and September 2011, respectively.

The EXL #2, which was delivered in mid September 2010, is expected to commence operations in Trinidad in the fourth quarter under a three-year contract.

As of October 25, 2010, we had nine offshore rigs in the Middle East, nine in the U.S. Gulf of Mexico, three in the North Sea plus one which will mobilize to the North Sea beginning in November 2010, one each offshore Eastern Canada, Mexico, Trinidad and Egypt, and five under construction.  Additionally, we had 28 land rigs located in Texas, Louisiana, Oklahoma, Alabama and Alaska being actively marketed for use.

Following the Deepwater Horizon incident, the Bureau of Ocean Energy Management, Regulation and Enforcement or “BOEMRE” (formerly known as the Minerals Management Service), issued two Notices to Lessees (NTLs) implementing new safety and environmental requirements applicable to drilling operations in the U.S. Gulf of Mexico.  The NTLs impacted the ability of our customers to obtain new drilling permits in a timely basis.  On October 15, 2010, the BOEMRE issued new regulations which formalized many of the requirements set forth in the NTLs and issued additional environmental and safety requirements.  We are evaluating our own safety programs and are working with our customers to meet these requirements.  The Company currently has nine jack-up drilling rigs located in the U.S. Gulf of Mexico, which may be impacted from time to time by the new regulations.  See further discussion under “Outlook – Drilling Operations.”

--

RESULTS OF OPERATIONS

The following table highlights Rowan’s operating results for the three and nine months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change

Revenues:
Drilling	$289.9	$258.4	12%	$949.2	$959.6	-1%
Manufacturing:
Drilling Products and Systems	78.1	93.5	-16%	200.1	271.3	-26%
Mining, Forestry and Steel Products	69.9	41.5	68%	211.1	139.5	51%
Total Manufacturing	148.0	135.0	10%	411.2	410.8	0%
Total revenues	$437.9	$393.4	11%	$1,360.4	$1,370.4	-1%

Costs and expenses:
Drilling	$207.0	$177.3	17%	$605.5	$563.5	7%
Manufacturing:
Drilling Products and Systems	83.3	92.4	-10%	270.5	270.4	0%
Mining, Forestry and Steel Products	59.4	36.6	62%	167.7	120.6	39%
Total Manufacturing	142.7	129.0	11%	438.2	391.0	12%
Total costs and expenses	$349.7	$306.3	14%	$1,043.7	$954.5	9%

Operating income (loss):
Drilling	$82.9	$81.1	2%	$343.7	$396.1	-13%
Manufacturing:
Drilling Products and Systems	(5.2)	1.1	-573%	(70.4)	0.9	-7922%
Mining, Forestry and Steel Products	10.5	4.9	114%	43.4	18.9	130%
Total Manufacturing	5.3	6.0	-12%	(27.0)	19.8	-236%
Total operating income	$88.2	$87.1	1%	$316.7	$415.9	-24%

Net income	$67.2	$78.4	-14%	$222.7	$306.7	-27%

Our consolidated operating income for the third quarter of 2010 was $88.2 million, which was relatively flat as compared to the third quarter of 2009.  Revenues were higher by $44.5 million or 11% and operating costs were higher by $43.4 million or 14% compared to the prior-year period.

For the first nine months of 2010, our consolidated operating income was $316.7 million, which was lower by $99.2 million or 24% as compared to the comparable prior-year period, on a $10.0 million or 1% decrease in revenues and an $89.2 million or 9% increase in costs.  Included in operating income and costs for the nine months ended September 30, 2010, was a $42.0 million manufacturing inventory charge discussed below.

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

Historically, we have conducted our foreign operations through U.S. subsidiaries, which resulted in income tax at the U.S. statutory rate of 35%.  In 2010 we began operating our foreign-based rigs through our international subsidiaries, and we have asserted that such earnings are permanently reinvested abroad.

In accordance with generally accepted accounting principles, we estimate the full-year effective tax rate and apply this rate to our year-to-date pretax income.  In addition, we separately calculate the tax impact of unusual items, if any.  For the three months ended September 30, 2010 and 2009, our consolidated effective tax rate was 19.3% and 9.2%, respectively.  For the nine months ended September 30, 2010 and 2009, our consolidated effective tax rate was 26.1% and 26.8%, respectively.  The lower tax rates in the 2009 periods resulted from the impact of certain

--

discrete items in the third quarter.  The lower tax rates for the 2010 periods were principally the result of a greater proportion of income in lower-tax jurisdictions, the impact of moving our rigs into our international subsidiaries and, for the three-month period, the catch-up effect of changes to the projected annual tax rate.

We expect to see further reductions in our effective tax rate in the event we are able to move other rigs into our offshore structure.

Drilling operations

Three months ended September 30, 2010, compared to three months ended September 30, 2009

The following table highlights the performance of our Drilling Services segment for the three months ended September 30, 2010 and 2009 (dollars in millions, except for average day rate):

	Three months ended September 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$289.9	100%	$258.4	100%
Operating costs	(141.7)	-49%	(121.3)	-47%
Depreciation expense	(43.0)	-15%	(39.8)	-15%
Selling, general and administrative expenses	(21.6)	-7%	(16.3)	-6%
Net gain (loss) on property disposals	(0.7)	0%	0.1	0%
Operating income	$82.9	29%	$81.1	31%

Offshore fleet:
Average day rate	$147,300		$182,500
Rig utilization	72%		59%
Revenue-producing days	1,580		1,197

Land fleet:
Average day rate	$21,000		$22,500
Rig utilization	84%		56%
Revenue-producing days	2,322		1,652

Drilling revenues for the three months ended September 30, 2010 increased by $31.5 million or 12% compared to the third quarter of 2009 as a result of the following (in millions):

Increase
(Decrease)

Higher offshore rig utilization	$36.9
Addition of the Ralph Coffman and EXL#11	24.4
Higher land rig utilization	15.1
Higher revenues for reimbursable costs and other, net	5.7
Lower average land day rates	(3.5)
Lower average offshore day rates	(47.1)
Net increase	$31.5

__________________________________
1The Ralph Coffman and EXL#1 commenced operations in January and May 2010, respectively, and contributed 89 and 92 revenue-producing days, respectively, in the third quarter of 2010.

--

Drilling operating costs for the third quarter of 2010 increased by $20.4 million, or 17%, from the third quarter of 2009 due primarily to the addition of the Ralph Coffman and EXL#1 and incremental Norwegian operating costs for the Gorilla VI.  Our operating margin (before depreciation and selling, general and administrative expenses) for the third quarter of 2010 decreased slightly to 51% from 53% in the third quarter of 2009.  Drilling depreciation expense increased by $3.2 million or 8% between periods due primarily to the addition of the Ralph Coffman and EXL#1.  Selling, general and administrative expenses increased by $5.3 million or 33% between periods due primarily to higher employment levels, an $0.8 million adjustment to the expected cost of terminating the Company’s agency agreement in Mexico, and personnel-related costs and professional fees, among others.

The following table presents certain key performance measures by geographic area for our offshore fleet for the third quarters of 2010 and 2009.  The number of rigs in each location is based on location for the majority of the period and includes active and idle rigs.  Revenues include those received from customers for contract reimbursable costs.  Average day rates are computed by dividing revenues recognized during the period, excluding revenues attributable to reimbursable costs, by the number of revenue-producing days.  Rig utilization is computed as the number of revenue-producing days divided by total available rig days during the period.

	Three months ended September 30,
	2010	2009

Gulf of Mexico:
Number of rigs	9	8
Revenues	$65,515,000	$43,844,000
Average day rate	$126,200	$137,900
Utilization	61%	43%

Middle East:
Number of rigs	9	9
Revenues	$72,510,000	$77,211,000
Average day rate	$131,200	$161,400
Utilization	66%	57%

North Sea:
Number of rigs	2	2
Revenues	$36,762,000	$36,244,000
Average day rate	$194,900	$209,200
Utilization	99%	94%

Other international:
Number of rigs	4	3
Revenues	$63,320,000	$63,465,000
Average day rate	$178,800	$267,300
Utilization	93%	84%

--

Nine months ended September 30, 2010, compared to nine months ended September 30, 2009

The following table highlights the performance of our Drilling Services segment for the nine months ended September 30, 2010 and 2009 (dollars in millions, except for average day rate):

	Nine months ended September 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$949.2	100%	$959.6	100%
Operating costs	(417.3)	-44%	(403.5)	-42%
Depreciation expense	(126.4)	-13%	(115.3)	-12%
Selling, general and administrative expenses	(61.4)	-6%	(49.5)	-5%
Net gain (loss) on property disposals	(0.4)	0%	4.8	1%
Operating income	$343.7	36%	$396.1	41%

Offshore fleet:
Average day rate	$168,300		$177,100
Rig utilization	74%		77%
Revenue-producing days	4,725		4,599

Land fleet:
Average day rate	$20,400		$23,600
Rig utilization	78%		63%
Revenue-producing days	6,631		5,428

Drilling revenues for the nine months ended September 30, 2010 decreased by $10.4 million or 1% compared to the comparable period of 2009 as a result of the following (in millions):

Increase
(Decrease)

Lower offshore rig utilization	$(45.5)
Lower average offshore day rates	(26.8)
Lower average land day rates	(21.8)
Higher revenues for reimbursable costs and other, net	1.9
Addition of two land rigs in 20091	5.3
Higher land rig utilization	23.8
Addition of the Ralph Coffman and EXL#12	52.7
Net decrease	$(10.4)

__________________________________
1The two land rigs added to the fleet in the first half of 2009 contributed 193 incremental revenue-producing days in the first nine months of 2010.
2The Ralph Coffman and EXL#1 commenced operations in January and May 2010, respectively, and contributed 256 and 127 revenue-producing days, respectively, in the first nine months of 2010.

Drilling operating costs for the first nine months of 2010 increased by $13.8 million or 3% from the same period of 2009 due primarily to the addition of the Ralph Coffman and EXL#1 in January and May 2010, respectively, and incremental Norwegian operating costs for the Gorilla VI, offset in part by reduced operating costs on three idle rigs in the Middle East and three in the Gulf of Mexico.  Our operating margin (before depreciation and selling, general and administrative expenses) for the first nine months of 2010 declined slightly to 56% from 58% in the same period of 2009.  Drilling depreciation expense increased by $11.1 million or 10% between periods due primarily to the addition of the Ralph Coffman and EXL#1.  Selling, general and administrative expenses increased by $11.9 million or 24% over the comparable prior-year period due primarily to a $5.3 million provision during the nine months

--

ended September 30, 2010 for the expected cost of terminating the Company’s agency agreement in Mexico and higher personnel-related costs and professional fees.

The following table presents certain key performance measures by geographic area for our offshore fleet for the first nine months of 2010 and 2009.  The number of rigs in each location is based on location for the majority of the period and includes active and idle rigs.  Revenues include those received from customers for contract reimbursable costs.  Average day rates are computed by dividing revenues recognized during the period, excluding revenues attributable to reimbursable costs, by the number of revenue-producing days.  Rig utilization is computed as the number of revenue-producing days divided by total available rig days during the period.

	Nine months ended September 30,
	2010	2009

Gulf of Mexico:
Number of rigs	9	9
Revenues	$227,594,000	$252,113,000
Average day rate	$135,500	$150,400
Utilization	72%	67%

Middle East:
Number of rigs	9	9
Revenues	$212,640,000	$300,030,000
Average day rate	$144,200	$150,900
Utilization	60%	81%

North Sea:
Number of rigs	2	2
Revenues	$137,103,000	$138,669,000
Average day rate	$250,000	$258,800
Utilization	98%	98%

Other international:
Number of rigs	4	2
Revenues	$230,961,000	$134,943,000
Average day rate	$211,400	$293,100
Utilization	97%	82%

--

Drilling Products and Systems

Three months ended September 30, 2010, compared to three months ended September 30, 2009

The following table highlights the performance of our Drilling Products and Systems segment for the third quarters of 2010 and 2009 (dollars in millions):

	Three months ended September 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$78.1	100%	$93.5	100%
Operating costs	(75.0)	-96%	(86.6)	-93%
Depreciation expense	(2.3)	-3%	(2.4)	-3%
Selling, general and administrative expenses	(6.0)	-8%	(3.4)	-4%
Operating income (loss)	$(5.2)	-7%	$1.1	1%

Revenues from Drilling Products and Systems decreased by $15.4 million or 16% between periods due to the following (in millions):

Increase
(Decrease)

Lower sales of land rigs and rig kits	$(33.4)
Lower sales of power system packages and motors	(2.4)
Lower parts sales	(1.7)
Lower mud pump sales	(1.5)
Higher revenues recognized on offshore rig kits in progress	23.5
Other, net	0.1
Net decrease	$(15.4)

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

Our average margin before depreciation and selling, general and administrative expenses declined to 4% of revenues in the third quarter of 2010 from 7% in the third quarter of 2009.  The decline in margin in 2010 was primarily the result of certain inventory and cost of sales adjustments, lower contractual margins on certain offshore kit components and higher warranty costs coupled with low overall sales volumes.

Selling, general and administrative costs increased by $2.6 million between periods due primarily to the addition of personnel in the fourth quarter of 2009 and first quarter of 2010 and other costs in connection with the quality initiative at the Company’s manufacturing operations.

Our Drilling Products and Systems operating results for the 2010 third quarter excludes $49.4 million of revenues and $35.2 million of expenses in connection with sales of products and services to our Drilling Services segment, most of which was attributable to construction of the newbuild jack-up, Joe Douglas.  Drilling Products and Systems operating results for the comparable quarter of 2009 excludes $84.1 million of revenues and $55.7 million of expenses, primarily for construction of the Ralph Coffman.

--

Nine months ended September 30, 2010, compared to nine months ended September 30, 2009

The following table highlights the performance of our Drilling Products and Systems segment for the first nine months of 2010 and 2009 (dollars in millions):

	Nine months ended September 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$200.1	100%	$271.3	100%
Operating costs	(202.0)	-101%	(253.1)	-93%
Depreciation expense	(7.0)	-3%	(6.8)	-3%
Selling, general and administrative expenses	(19.5)	-10%	(10.5)	-4%
Material charge - manufacturing inventories	(42.0)	-21%	-	0%
Operating income (loss)	$(70.4)	-35%	$0.9	0%

Revenues from Drilling Products and Systems decreased by $71.2 million or 26% between periods due to the following (in millions):

Increase
(Decrease)

Lower sales of land rigs and rig kits	$(42.7)
Lower mud pump sales	(22.6)
Lower sales of power system packages and motors	(21.4)
Lower parts sales	(12.7)
Higher revenues recognized on offshore rig kits in progress	30.0
Other, net	(1.8)
Net decrease	$(71.2)

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

Our average margin before depreciation, selling, general and administrative expenses and the inventory charge discussed below declined to a negative 1% of revenues in the first nine months of 2010 from a 7% gross profit in the comparable prior-year period.  The negative margin in 2010 was primarily the result of certain inventory and cost of sales adjustments and significantly higher warranty costs coupled with lower overall sales volumes.

Selling, general and administrative costs increased by $9.0 million between periods due primarily to the addition of personnel in the fourth quarter of 2009 and first quarter of 2010 and other costs in connection with the quality initiative at the Company’s manufacturing operations and increases to the reserve for uncollectible accounts.

During the first quarter of 2010, the Company’s Drilling Products and Systems segment performed an assessment of its Houston-based raw materials and supplies inventory.  Management determined that a significant number of items had experienced some level of deterioration such that they were not within tolerance of original specifications or no longer conformed to minimum quality standards.  Full provision was made for the cost of items that could not be efficiently reworked.  In addition, as the Company continued to work off existing drilling products backlog during the first quarter of 2010, the quantity and age of slow-moving inventory items was continuing to grow.  Management expected this trend would continue for the foreseeable future.  As a result, the Company increased its inventory valuation reserve by approximately $42.0 million and recorded a corresponding charge to its first quarter 2010 operations.

--

Our Drilling Products and Systems operating results for the nine months ended September 30, 2010 excludes $147.5 million of revenues and $106.5 million of expenses in connection with sales of products and services to our Drilling Services segment, most of which was attributable to construction of the newbuild jack-up, Joe Douglas.  Drilling Products and Systems operating results for the comparable period of 2009 excludes $192.7 million of revenues and $133.9 million of expenses, primarily for construction of the Ralph Coffman.

Mining, Forestry and Steel Products

Three months ended September 30, 2010, compared to three months ended September 30, 2009

The following table highlights the performance of our Mining, Forestry and Steel Products segment for the third quarters of 2010 and 2009 (dollars in millions):

	Three months ended September 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$69.9	100%	$41.5	100%
Operating costs	(50.3)	-72%	(30.3)	-73%
Depreciation expense	(2.0)	-3%	(1.7)	-4%
Selling, general and administrative expenses	(7.1)	-10%	(4.1)	-10%
Net loss on property disposals	-	0%	(0.5)	-1%
Operating income	$10.5	15%	$4.9	12%

Revenues from Mining, Forestry and Steel Products increased by $28.4 million or 68% between periods due to the following (in millions):

Increase
(Decrease)

Increase in parts sales	$14.9
Higher sales of mining loaders	7.2
Higher sales of steel plate	4.3
Other, net	2.0
Net increase	$28.4

Our average margin before depreciation and selling, general and administrative expenses increased to 28% of revenues in the third quarter of 2010 from 27% in the third quarter of 2009.  The higher margins were attributable primarily to product sales mix, particularly a greater proportion of larger, higher-margin mining loaders and parts sales in 2010.  Selling, general and administrative expenses were higher by $3.0 million as compared to the comparable prior-year quarter, most of which was due to the settlement of a 2001 Chilean arbitration in connection with the loss of a loader sustained by a customer.

--

Nine months ended September 30, 2010, compared to nine months ended September 30, 2009

The following table highlights the performance of our Mining, Forestry and Steel Products segment for the first nine months of 2010 and 2009 (dollars in millions):

	Nine months ended September 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$211.1	100%	$139.5	100%
Operating costs	(146.0)	-69%	(102.0)	-73%
Depreciation expense	(5.9)	-3%	(4.8)	-3%
Selling, general and administrative expenses	(15.7)	-7%	(13.3)	-10%
Net loss on property disposals	(0.1)	0%	(0.5)	0%
Operating income	$43.4	21%	$18.9	14%

Revenues from Mining, Forestry and Steel Products increased by $71.6 million or 51% between periods due to the following (in millions):

Increase
(Decrease)

Higher sales of mining loaders	$32.7
Increase in parts sales	25.9
Higher sales of steel plate	7.7
Other, net	5.3
Net increase	$71.6

Our average margin before depreciation and selling, general and administrative expenses increased to 31% of revenues in the first nine months of 2010 from 27% in the comparable prior year period.  The higher margins were attributable primarily to product sales mix, particularly a greater proportion of larger, higher-margin mining loaders and parts sales in 2010.  Selling, general and administrative expenses increased by $2.4 million or 18% between periods primarily due to the settlement of a 2001 Chilean arbitration in connection with the loss of a loader sustained by a customer.

Outlook

Drilling Operations

We recently received a 19-month commitment in the U.K. sector of the North Sea for the Rowan Viking, the first of the three rigs acquired in the acquisition of SKDP.  The rig is expected to commence operations by early March 2011 immediately following mobilization and operational and regulatory inspection.

Since the end of July, the Company has increased its drilling backlog by nearly 50%.  During that period, the Company was awarded three-year commitments from Saudi Aramco for use of the Ralph Coffman and Bob Palmer.  The Ralph Coffman, which is currently under contract to another customer in the Gulf of Mexico through December 2010, is expected to mobilize to the Middle East starting in January and commence operations under the contract late in the second quarter of 2011 following upgrades.  The Bob Palmer, which was previously operating in the U.S. Gulf of Mexico, entered a shipyard in mid September 2010 where it underwent modifications prior to its recent departure for the Middle East, where it is expected to commence operations following the completion of upgrades early in the second quarter of 2011.

--

Additionally, the Company received verbal commitments from McMoRan for the Company’s third EXL-Class rig and the Joe Douglas, each for one ultra-deep gas well in the U.S. Gulf of Mexico following the rigs’ delivery from the shipyard, which is expected in December 2010 and September 2011, respectively.

The EXL #2, which was delivered in mid September 2010, is expected to commence operations in Trinidad in the fourth quarter under a three-year contract.

Our drilling backlog by geographic area as of October 25, 2010 (the date of our most recent “Rig Fleet and Contract Status” report), and February 16, 2010 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2009), is set forth below (in millions).  Reported backlog at October 25, 2010 excludes the commitment for the Rowan Viking discussed above, since the commitment was not considered firm as of the issue date of the Rig Fleet and Contract Status report:

	October 25, 2010	February 16, 2010

Middle East	$680	$275
North Sea	269	327
Gulf of Mexico	263	234
Other international	223	240
Subtotal - offshore	1,435	1,076
Land	169	234
Total drilling backlog	$1,604	$1,310

We estimate our drilling backlog will be realized as follows (in millions):

	Offshore	Land	Total

2010	$166	$34	$200
2011	641	71	712
2012	341	33	374
2013	226	14	240
2014 and later	61	17	78
Total drilling backlog	$1,435	$169	$1,604

About 68% of our remaining available offshore rig days in 2010 and 37% of available days in 2011 were under contract as of October 25, 2010.  Most of our drilling contracts have termination penalties.

Estimated drilling contract expirations by year, as of October 25, 2010, are as follows: three in 2010, eleven in 2011, one in 2012, two in 2013 and two in 2014. At that date, seven of our offshore rigs were available.  Additionally, we had five rigs under construction that are expected to be delivered over the period from the first quarter of 2011 through the first quarter of 2012, with two of the five rigs, the EXL #3 and Joe Douglas, currently having drilling commitments.

Following the Deepwater Horizon incident, the Bureau of Ocean Energy Management, Regulation and Enforcement (formerly known as the Minerals Management Service), issued Notices to Lessees implementing new safety regulations applicable to drilling operations in the U.S. Gulf of Mexico.  These NTLs impacted the ability of our customers to obtain new permits on a timely basis and continue operations uninterrupted under existing permits.  On October 15, 2010, the BOEMRE issued new regulations which formalized many of the requirements set forth in the NTLs and issued additional environmental and safety requirements.  We are evaluating our own safety programs and are working with our customers to meet these requirements.

The Company currently has nine jack-up drilling rigs located in the U.S. Gulf of Mexico, some of which may be impacted from time to time by operators’ abilities to obtain new drilling permits under the requirements of the new regulations.  The Rowan Juneau and Rowan Alaska are currently stacked and are unlikely to receive new contracts given the current market for rigs with conventional capabilities.  The Rowan Louisiana is under contract through

--

May 2011, but is currently negotiating a standby rate while waiting on a permit.  Two rigs, the Gorilla II and Cecil Provine, will complete their current contracts in the fourth quarter of 2010 and as yet have no firm follow-up work.  The Rowan Mississippi has a verbal commitment for an additional year after completion of its current contract in December 2010, and the EXL#1 is operating under contract through July 2011.  As noted, the Bob Palmer and Ralph Coffman are to depart for the Middle East in the fourth quarter of 2010 and the first quarter of 2011, respectively, under three-year contracts.

Manufacturing Operations

Our external manufacturing backlog, which consists of executed contracts and customer commitments, was approximately $267 million at September 30, 2010, compared to $413 million at December 31, 2009, and consisted of the following (in millions):

September 30, 2010

Offshore rig projects	$112
Mining and Forestry equipment	50
Land rig projects	39
Drilling equipment	23
Drilling parts, power systems and other components	26
Other Mining and Forestry parts, and Steel products	17
Total manufacturing backlog	$267

We expect that substantially all of our external backlog at September 30, 2010, will be realized as revenue in the following twelve months.  We can provide no assurance we will be able to maintain or significantly increase our backlog going forward.  We estimate that approximately $15.0 million or 6% of our September 30, 2010, manufacturing backlog is at moderate risk of being significantly delayed or canceled.

Over the near term, we expect continuing weakness in Drilling Products and Systems operations as we work through remaining warranty obligations and as customers contend with uncertain oil and gas prices and generally weak market conditions.  However, quotation activity has recently increased at Drilling Products and Systems.  If we are successful at winning business in this environment, results may improve over the intermediate term.  Our Mining, Forestry and Steel Products operations continue to experience active market conditions and we generally expect further growth in this segment.

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

--

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios as of September 30, 2010, and December 31, 2009, follows (dollars in millions):

	September 30,	December 31,
	2010	2009

Cash and cash equivalents	$892.8	$639.7
Restricted cash	$219.0	$-
Current assets	$2,029.1	$1,549.8
Current liabilities	$908.4	$568.3
Current ratio	2.23	2.73
Current maturities of long-term debt	$536.9	$64.9
Long-term debt, including current maturities	$1,684.3	$852.4
Stockholders' equity	$3,683.6	$3,110.4
Long-term debt/total capitalization	0.31	0.22

Reflected in the comparison above are the effects of the following sources and uses of cash and cash equivalents during the nine months ended September 30, 2010, together with amounts for the comparable period of 2009 (in millions):

	Nine months ended September 30,
	2010	2009

Net operating cash flows	$280.3	$409.0
Borrowings, net of issue costs	395.5	491.7
Proceeds from equity compensation and debenture plans and other	4.7	0.3
Net proceeds from asset disposals	3.0	5.7
Excess tax benefits from stock-based compensation	-	(3.6)
Net cash used in acquisition of SKDP	(17.7)	-
Debt repayments	(96.1)	(51.2)
Capital expenditures	(316.6)	(393.2)
Total net sources	$253.1	$458.7

Our future sources and uses of cash are discussed below.  We anticipate that our net cash flows from operations over the next twelve months plus available cash balances will be sufficient to meet our capital expenditures and debt service over the period.

Operating Cash Flows

Operating cash flows approximated $280.3 million for the first nine months of 2010 as compared to $409.0 million for the comparable period of 2009.  Our cash flows from operations over this period have benefited from long-term drilling contracts entered into when rates were significantly higher than current market rates.   As a result, operating cash flows have been and may continue to be negatively affected as these higher day-rate contracts are completed; This impact, however, has been and should continue to be at least partially offset by the addition of newly constructed rigs to the Company’s offshore fleet.

Due to a contract dispute with its Mexico agent, the Company has been unable to submit billings to or make collections from PEMEX for use of the Gorilla IV during 2010 and, as a result, had $42 million of accrued or unbilled revenues and related value added taxes included in trade accounts receivable at September 30, 2010.  The Company believes all amounts due or accrued under the PEMEX contract will be collected.

--

Investing Activities

During September 2010, we completed our acquisition of Skeie Drilling & Production ASA, a Norwegian entity that owns and manages the construction of three high-spec jack-up rigs, designated “N-Class,” designed and being built by Keppel FELS Ltd. in Singapore.  The first rig, the Rowan Viking, was delivered in October 2010, and the second and third rigs (which are to be named the Rowan Stavanger and Rowan Norway) are scheduled for delivery in January and June 2011, respectively.  In connection with the transaction, the Company issued 11.7 million shares of Rowan common stock valued at $338 million, assumed first and second lien debt with a par value of $492 million as of the Acquisition Date and acquired net cash of $201 million, including restricted cash of $219 million.  As of September 30, 2010, we expect to spend approximately $457 million of cash in excess of net cash acquired in order to complete construction.

Refer to Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q regarding the status of our newbuild rig projects.

Significant capital expenditures for the first nine months of 2010 included the following:

•	$161 million towards construction of the four EXL-class rigs;
•	$71 million towards construction of our third 240C-class rig, the Joe Douglas; and
•	$48 million for improvements to the existing offshore fleet.

For the remainder of 2010, we expect our capital expenditures to approximate $661 million, including $456 million towards construction of the SKDP rigs, $68 million towards construction of the two remaining EXL-class rigs under construction, $33 million towards construction of the Joe Douglas, $81 million for existing rigs, and $23 million for equipment spares, drill pipe and other.  We expect to fund our capital expenditures from available cash and cash flows from operations.  We will periodically review and adjust the capital budget as necessary based upon current and forecasted cash flows and liquidity, anticipated market conditions in our drilling and manufacturing businesses and alternative uses of capital to enhance shareholder value.

Financing Activities

On August 30, 2010, we completed the issuance and sale of $400 million aggregate principal amount of 5.0% Senior Notes due September 1, 2017 (the “5% Senior Notes”).  Net proceeds to the Company, after underwriting discount and offering expenses, were $395.5 million.  We intend to use the net proceeds from the offering for general corporate purposes, which may include debt retirement.  Interest on the Senior Notes is payable semi-annually on March 1 and September 1 of each year, commencing March 1, 2011.

The Company may, at its option, redeem all or part of the 5% Senior Notes at any time at a make-whole price.  The 5% Senior Notes are general unsecured, senior obligations. Accordingly, the 5% Senior Notes rank (a) pari passu in right of payment with any of the Company’s existing and future unsecured indebtedness that is not by its terms subordinated to the 5% Senior Notes, including any indebtedness under the Company’s senior revolving credit facility (other than letter of credit reimbursement obligations that are secured by cash deposits), (b) effectively junior to the Company’s existing and future secured indebtedness (including indebtedness under its secured notes issued pursuant to the MARAD Title XI program to finance several offshore drilling rigs), in each case, to the extent of the value of the Company’s assets constituting collateral securing that indebtedness and (c) effectively junior to all existing and future indebtedness and other liabilities of the Company’s subsidiaries (other than indebtedness and liabilities owed to the Company).

In connection with the acquisition of SKDP, we assumed first and second lien bonds of SKDP with a par value of approximately $225 million and $267 million, respectively, as of the Acquisition Date.  The first and second lien bonds were revalued and recognized at fair value aggregating $250 million and $279 million, respectively (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Subsequent to the Acquisition Date, through September 30, 2010, the Company purchased second lien SKDP bonds with a par value of $42.7 million in the open market ($44.3 million recorded value) and recognized a net loss on debt extinguishment in the amount of $0.6 million during the third quarter of 2010.  Such amount is included in other income and expense on the Condensed Consolidated Statement of Income.

--

On September 16, 2010, the SKDP Board of Directors notified the bond trustee that, as part of the post-acquisition restructuring of SKDP by the Company, SKDP intends to sell the rig to a Rowan subsidiary organized in Gibraltar.  This transaction triggered a mandatory prepayment event of all indebtedness secured by the rig.  Accordingly, on November 1, 2010, we redeemed first lien bonds with a par value of $200 million ($222 million book value) at a price of 108% of par, plus accrued interest, and second lien bonds with a par value of $51.4 million ($53.4 million book value) at a price of 106%.  Total cost was $281.2 million, including $10.7 million of accrued interest.  Certain of the first lien bondholders are objecting to the transaction but we believe our position is correct.  The Company also deposited in escrow with the bond trustee approximately $11 million to cover interest that would accrue on the first lien bonds until their May 2011 call date pending resolution of a claim by certain bondholders that the first lien bonds are not redeemable until that time.  The Company expects to prevail in this matter and fully recoup the escrowed amount. We expect to redeem the remaining second lien bonds having a par value of $112.7 million ($118.4 million book value) at a price of 106% of par as soon as practicable in the fourth quarter of 2010.

On September 16, 2010, we terminated our $155 million revolving credit facility agreement dated June 23, 2008, and entered into a new credit agreement with a group of banks under which we may borrow up to $250 million on a revolving basis through September 16, 2015.  Term advances are limited to repayments of debt assumed in the SKDP acquisition and must be drawn by July 31, 2011.  Interest and commitment fees payable under the 2010 Credit Agreement are based in part on the Company’s then current credit ratings.  The annual commitment fee is currently .45% of the unused commitment.  Advances would currently bear interest at Libor plus 2.375% per annum.  There were no amounts drawn under the 2010 Credit Agreement at September 30, 2010.  The 2010 Credit Agreement limits total consolidated indebtedness and contains events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the agreement.

As of September 30, 2010, we had $1,684 million of total debt.  Current maturities were $537 million and consisted of $485 million under the mandatory prepayment event discussed above and $52 million of principal payments required under other debt over the following twelve months.  We were in compliance with each of our debt covenants at September 30, 2010, and we do not expect to encounter difficulty complying in the following twelve-month period.

Pension Obligations

Minimum contributions to our defined benefit pension plans are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates.  Similar calculations were used to estimate pension costs and obligations as reflected in our condensed consolidated financial statements.  As of December 31, 2009, our financial statements reflected an aggregate unfunded pension liability of $195 million, most of which relates to our drilling employees’ plan.  We will need to make significant pension contributions over the next several years, and additional funding would be required if asset values decline.  During the first nine months of 2010, Rowan contributed $49.7 million to its pension plans and expects to make additional contributions totaling $7.6 million during the remainder of 2010.

Contingent Liabilities

Refer to Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of the status of significant legal proceedings.

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

--

Changes in judgments, assumptions or policies would produce significantly different amounts from those reported herein.  During the nine months ended September 30, 2010, there have been no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based, except for the material charge related to inventory disclosed in Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding debt at September 30, 2010, consisted of an aggregate principal amount of $1,684 million of fixed-rate notes bearing a weighted-average effective annual interest rate of 7.6%.  We believe that our exposure to risk of earnings loss due to changes in market interest rates is not material.

We have a credit facility under which the Company may borrow up to $250 million on a revolving basis through September 16, 2014, and up to $350 million on a term basis through July 31, 2011, with a final maturity of September 16, 2015.  There were no borrowings outstanding under the facility at September 30, 2010.  We believe that funding under the credit facility continues to be available, if necessary.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

--

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for the status of significant legal proceedings.

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

In response to the Deepwater Horizon incident, the U.S. Secretary of the Interior on May 27, 2010, announced a moratorium on U.S. offshore deepwater drilling, which was subsequently lifted October 12, 2010.  In addition, the Bureau of Ocean Energy Management, Regulation and Enforcement (formerly known as the Minerals Management Service) issued Notices to Lessees implementing new safety regulations applicable to drilling operations in the Gulf of Mexico. These NTLs adversely impacted the ability of our customers to obtain necessary permits and approval on a timely basis and/or to continue operations uninterrupted under existing permits.  On October 15, 2010, the BOEMRE issued new regulations which formalized many of the requirements set forth in the NTLs and issued additional environmental and safety requirements.  We are evaluating our own safety programs and are working with our customers to meet these requirements; however, compliance with these new regulatory requirements may result in interruption of operations and reduce revenues from our offshore operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not purchase or acquire any of our common stock during the quarter ended September 30, 2010.

In 1998, our Board of Directors authorized us to purchase up to eight million shares of our common stock.  We last purchased shares under this program in 2002, and at September 30, 2010, we could purchase up to 1,524,600 additional shares.  We have no plans to purchase additional shares at the present time.

At September 30, 2010, we had approximately $868 million of cash available for distribution to stockholders under provisions of our debt agreements.  We do not expect to pay dividends in the foreseeable future.

--

Item 6.  Exhibits

The following is a list of exhibits filed with this Form 10-Q.  Each of the following exhibits is filed herewith, unless otherwise indicated below as being incorporated by reference to another filing of the Company:

4.1
Second Supplemental Indenture dated as of August 30, 2010, between Rowan Companies, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 30, 2010).

4.2	Form of 5% Senior Note due 2017 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on August 30, 2010).
10.1
Share Purchase Agreement dated July 1, 2010, among Rowan Companies, Inc., Skeie Technology AS, Skeie Tech Invest AS and Wideluck Enterprises Limited and Pre-Acceptance Letters from Skeie Holding AS and Trafalgar AS, each relating to the purchase of shares of common stock of Skeie Drilling & Production ASA (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 19, 2010).

10.2
Credit Agreement dated September 16, 2010, among Rowan Companies, Inc., as Borrower, the Lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender and Citibank, N.A., DnB Nor Bank ASA and Royal Bank of Canada, as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 16, 2010).

10.3
Bond Agreement between SKDP 1 Ltd and Norsk Tillitsmann ASA dated May 14, 2010 relating to 12.0% Senior Secured Callable Bond Issue 2010/2017, as amended (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K filed on November 5, 2010).

10.4
Amended and Restated Agreement to the Loan Agreement between SKDP and Norsk Tillitsmann ASA dated July 15, 2009, relating to 11.25 % Skeie Drilling & Production ASA Callable Bond Issue due 2007/2013, guaranteed by SKDP 1 Ltd (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K filed on November 5, 2010).

10.5
Amended and Restated Agreement to the Loan Agreement between SKDP and Norsk Tillitsmann ASA dated July 15, 2009, relating to 11.25 % Skeie Drilling & Production ASA Callable Bond Issue due 2007/2013, guaranteed by SKDP 2 Ltd (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Current Report on Form 8-K filed on November 5, 2010).

10.6
Amended and Restated Agreement to the Loan Agreement between SKDP and Norsk Tillitsmann ASA dated July 15, 2009, relating to 11.25 % Skeie Drilling & Production ASA Callable Bond Issue due 2007/2013, guaranteed by SKDP 3 Ltd (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Company’s Current Report on Form 8-K filed on November 5, 2010).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--

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

ROWAN COMPANIES, INC.
(Registrant)

Date: November 5, 2010	/s/ W. H. WELLS
W. H. Wells
Senior Vice President,
Chief Financial Officer and Treasurer

Date: November 5, 2010	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Vice President and Controller
(Chief Accounting Officer)