Form 10-Q
period 2011-03-31
ROWAN COMPANIES INC
filed 2011-05-03
CIK 85408

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

The number of shares of common stock, $0.125 par value, outstanding at April 30, 2011, was 127,457,936.

ROWAN COMPANIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$189,654	$437,479
Restricted cash	14,840	15,265
Receivables - trade and other	382,701	417,881
Inventories:
Raw materials and supplies	299,459	277,527
Work-in-progress	94,232	70,114
Finished goods	2,273	212
Prepaid expenses and other current assets	46,988	69,346
Deferred tax assets - net	36,174	36,945
Total current assets	1,066,321	1,324,769

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	4,726,486	4,300,831
Manufacturing plant and equipment	245,963	248,326
Construction in progress	1,504,048	1,584,802
Other property and equipment	144,085	149,280
Property, plant and equipment - gross	6,620,582	6,283,239
Less accumulated depreciation and amortization	1,528,362	1,489,802
Property, plant and equipment - net	5,092,220	4,793,437

Other assets	99,452	99,251

TOTAL ASSETS	$6,257,993	$6,217,457

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$52,149	$52,166
Accounts payable - trade	147,186	116,865
Deferred revenues	169,752	153,446
Billings in excess of costs and estimated profits on uncompleted contracts	19,404	7,915
Accrued compensation and related employee costs	68,957	100,881
Accrued income taxes	12,272	10,847
Accrued interest	11,234	25,962
Other current liabilities	42,916	61,148
Total current liabilities	523,870	529,230

Long-term debt - less current maturities	1,121,585	1,133,745
Other liabilities	264,229	251,145
Deferred income taxes - net	551,119	551,027
Commitments and contingent liabilities (Note 7)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, issuable in series:
Series A Junior Preferred Stock, 1,500,000 shares authorized, none issued	-	-
Common stock, $0.125 par value, 150,000,000 shares authorized; 127,079,784 shares
and 126,346,627 shares issued at March 31, 2011 and December 31, 2010, respectively	15,885	15,794
Additional paid-in capital	1,447,018	1,433,999
Retained earnings	2,481,593	2,449,521
Cost of 57,374 and 52,408 treasury shares, respectively	(1,811)	(1,509)
Accumulated other comprehensive loss	(145,495)	(145,495)
Total stockholders' equity	3,797,190	3,752,310

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,257,993	$6,217,457

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

REVENUES:
Drilling services	$250,035	$330,984
Manufacturing sales and services	114,246	101,421
Total revenues	364,281	432,405

COSTS AND EXPENSES:
Drilling services (excluding items below)	143,359	136,547
Manufacturing sales and services (excluding items below)	98,562	84,570
Depreciation and amortization	49,366	45,492
Selling, general and administrative	32,392	25,797
Gain on disposals of property and equipment	(2,014)	(129)
Material charge - manufacturing inventories	-	42,024
Total costs and expenses	321,665	334,301

INCOME FROM OPERATIONS	42,616	98,104

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(5,319)	(5,679)
Interest income	146	181
Other - net	(14)	1,545
Total other income (expense) - net	(5,187)	(3,953)

INCOME BEFORE INCOME TAXES	37,429	94,151
Provision for income taxes	5,357	29,528

NET INCOME	$32,072	$64,623

PER SHARE AMOUNTS:
Net income - basic	$.26	$.57
Net income - diluted	$.25	$.56

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

CASH PROVIDED BY (USED IN) OPERATIONS:
Net income	$32,072	$64,623
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	49,366	45,492
Material charge - manufacturing inventories	-	42,024
Deferred income taxes	863	4,224
Provision for pension and postretirement benefits	8,301	9,632
Stock-based compensation expense	4,910	2,955
Gain on disposals of property and equipment	(2,014)	(129)
Postretirement benefit claims paid	(679)	(874)
Contributions to pension plans	(27,369)	(34,532)
Changes in current assets and liabilities:
Receivables - trade and other	36,044	(76,511)
Inventories	(48,111)	(17,736)
Prepaid expenses and other current assets	22,358	25,829
Accounts payable	42,210	(32,763)
Accrued income taxes	561	(2,808)
Deferred revenues	16,306	(14,916)
Billings in excess of costs and estimated profits on uncompleted contracts	11,489	142
Other current liabilities	(38,042)	(23,281)
Net changes in other noncurrent assets and liabilities	5,605	(1,559)
Net cash provided by (used in) operations	113,870	(10,188)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(361,140)	(89,576)
Proceeds from disposals of property, plant and equipment	2,704	323
Decrease in restricted cash	425	-
Net cash used in investing activities	(358,011)	(89,253)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	(12,329)	(18,707)
Proceeds from stock options and other	7,781	728
Excess tax benefits from stock-based compensation	864	(115)
Net cash used in financing activities	(3,684)	(18,094)

DECREASE IN CASH AND CASH EQUIVALENTS	(247,825)	(117,535)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	437,479	639,681
CASH AND CASH EQUIVALENTS, END OF PERIOD	$189,654	$522,146

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General

The condensed consolidated financial statements of Rowan Companies, Inc. (“Rowan” or the “Company”) included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission.  Certain information and notes have been condensed or omitted as permitted by those rules and regulations.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Note 2 – Segment Information

Rowan has three principal operating segments – Drilling Services, Drilling Products and Systems, and Mining, Forestry and Steel Products.  The largest of these is the Drilling Services segment, which provides onshore and offshore oil and gas contract drilling services on a day rate basis.  The Drilling Products and Systems segment manufactures equipment and parts for the drilling industry including jack-up rigs, rig kits and related components and parts, mud pumps, drawworks, top drives, rotary tables, other rig equipment, variable-speed motors, drives and other electrical components.  The Mining, Forestry and Steel Products segment manufactures large-wheeled mining and timber equipment and related parts, and carbon and alloy steel plate.  The Drilling Products and Systems and Mining, Forestry and Steel Products segments operate under the Company’s wholly owned subsidiary, LeTourneau Technologies, Inc (“LeTourneau”).

The following table presents certain financial information by operating segment (in thousands):

	Drilling Services	Drilling Products and Systems	Mining, Forestry and Steel Products	Eliminations	Consolidated

Three months ended March 31, 2011:
Revenues from external customers	$250,035	$40,210	$74,036	$-	$364,281
Intersegment revenues	-	40,594	-	(40,594)	-
Income from operations	39,089	4,640	6,767	(7,880)	42,616

Three months ended March 31, 2010:
Revenues from external customers	$330,984	$50,275	$51,146	$-	$432,405
Intersegment revenues	-	45,710	3	(45,713)	-
Income (loss) from operations	134,820	(38,396)	11,159	(9,479)	98,104

Total assets:
March 31, 2011	$5,593,597	$397,962	$266,434	$-	$6,257,993
December 31, 2010	5,601,287	401,727	214,443	-	6,217,457

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 – Earnings Per Share

A reconciliation of basic and diluted shares for the three months ended March 31, 2011 and 2010 follows (in thousands):

	2011	2010

Average common shares outstanding - basic	125,431	112,857
Effect of dilutive securities - stock-based compensation	1,757	1,610
Average diluted shares	127,188	114,467

There were no adjustments to net income required for purposes of computing diluted earnings per share.

Options and other potentially dilutive securities are antidilutive and excluded from the dilutive calculations when their exercise or conversion price exceeds the average stock market price during the period.  The following table sets forth the shares excluded from the diluted calculations for the three months ended March 31, 2011 and 2010, because they were antidilutive.  Such securities could potentially dilute earnings per share in the future (in thousands):

	2011	2010

Employee and director stock options	42	618
Stock appreciation rights and other	-	193
Total potentially dilutive shares	42	811

Note 4 – Pension and Other Postretirement Benefits

Rowan sponsors defined benefit pension plans covering substantially all of its employees, and provides health care and life insurance benefits upon retirement for certain employees.  In December 2010, the Company amended certain plans with respect to its manufacturing operations in order to freeze benefits as of December 31, 2010, which resulted in a curtailment gain of $5.4 million at that date.  The curtailment gain was recorded as a reduction to accumulated other comprehensive loss.  Under the amendment, no individuals will become members of the affected plans after such date, and all participants in the plans as of that date will no longer accrue additional benefits. The effect of the freeze will be to lower 2011 pension expense by approximately $4.6 million.

In connection with the freeze in pension benefits with respect to the Company’s manufacturing operations, the Company has implemented a transition incentive benefit, which is a cash payout available to LeTourneau employees age 40 and above with at least five years of service on December 31, 2010.  The amount of the benefit is based on the employee’s age at December 31, 2010 and annual compensation in 2011, 2012 and 2013. Payment will be made annually in the first quarter of each succeeding year, and each payment is contingent on the employee’s continued service through December 31 of the preceding year.  The maximum projected payouts, assuming all eligible employees satisfy the service requirements are as follows: 2012 – $2.8 million, 2013 – $2.0 million, and 2014 – $2.0 million.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic pension cost recognized for the three months ended March 31, 2011 and 2010 included the following components (in thousands):

	2011	2010

Service cost	$3,074	$3,925
Interest cost	7,632	7,652
Expected return on plan assets	(8,261)	(7,527)
Recognized actuarial loss	5,741	5,303
Amortization of prior service cost	(1,647)	(1,647)
Total net pension cost	$6,539	$7,706

Other postretirement benefit cost recognized for the three months ended March 31, 2011 and 2010 included the following components (in thousands):

	2011	2010

Service cost	$535	$583
Interest cost	1,041	1,135
Recognized actuarial loss	73	97
Amortization of transition obligation	163	163
Amortization of prior service cost	(50)	(51)
Total other postretirement benefit cost	$1,762	$1,927

During the three months ended March 31, 2011, Rowan contributed $28.0 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $27.4 million during the remainder of 2011.

Note 5 – Cash and Cash Equivalents

Certain of Rowan’s debt securities which are collateralized by rigs are government-guaranteed through the Title XI program of the U.S. Department of Transportation’s Maritime Administration (“MARAD”).  At the Company’s request, MARAD has waived certain windstorm insurance coverage requirements under the loan agreements, for which the Company agreed to a covenant to maintain a minimum cash balance of up to $25 million.  The minimum amount varies depending on the geographical location of rigs, and is currently $10 million.  Rowan remains subject to restrictions on the use of certain insurance proceeds should the Company experience future windstorm losses.  Each of these security provisions will be released by MARAD should Rowan be able to obtain windstorm coverage that satisfies the original terms of its debt agreements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 – Construction Contracts in Process

The following table summarizes the status of long-term manufacturing contracts in process.  Payments, revenues and costs are cumulative from inception of the contract through the date indicated.  Payments include those received for contracts in progress or not yet begun and completed contracts with uncollected billings (in thousands):

	March 31,	December 31,
	2011	2010

Total contract value of long-term contracts in process or not yet begun	$234,829	$234,151
Payments received	221,721	195,971
Revenues recognized	208,969	201,685
Costs recognized	127,886	125,270
Payments received in excess of (less than) revenues recognized, net	12,752	(5,714)
Billings in excess of costs and estimated profits on uncompleted contracts (included in current liabilities)	$19,404	$7,915
Costs and estimated profits in excess of billings on uncompleted contracts (included in prepaid expenses and other current assets)	$6,652	$13,629

During the three months ended March 31, 2011, Rowan recognized approximately $7.3 million of manufacturing revenues and $2.5 million of related costs under the percentage-of-completion method of accounting, as compared to $18.4 million of revenues and $11.9 million of costs for the comparable period of 2010.

Note 7 – Commitments and Contingent Liabilities

The following table presents the status of all of the Company’s rigs under construction as of March 31, 2011.  Amounts include capitalized interest (in millions):

	Expected delivery date	Total estimated project costs	Total costs incurred through March 31, 2011	Projected costs for the remainder of 2011	Total future costs

Rowan Norway	Jun-11	$485	$235	$250	$250
Joe Douglas	Sep-11	248	201	47	47
EXL IV	Dec-11	190	133	57	57
Total rigs under construction		$923	$569	$354	$354

Rowan periodically employs letters of credit or other bank-issued guarantees in the normal course of its businesses, and had outstanding letters of credit of approximately $63 million at March 31, 2011.

Rowan is involved in various legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. The Company believes that there are no known contingencies, claims or lawsuits that could have a material adverse effect on its financial position, results of operations or cash flows.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 – Stock-Based Compensation

2009 Rowan Companies, Inc. Incentive Plan

On February 25, 2011, the Company granted 382,809 shares of restricted stock and 313,518 stock appreciation rights (“SARs) to employees, which vest in one-third annual increments over a three-year service period.  The aggregate grant-date fair value of awards expected to vest totaled approximately $22.0 million, which will be amortized on a straight-line basis over a period of 3.0 years from the date of grant.

At March 31, 2011, the Company had approximately $39.0 million of unrecognized future stock-based compensation, which is expected to be recognized as compensation expense over a remaining weighted-average period of 2.3 years.

LeTourneau Technologies, Inc. Incentive Plan

In December 2010, the Company adopted the LeTourneau Technologies, Inc. Incentive Plan, effective January 1, 2011 (the “LeT LTIP”), under which the compensation committee of the board of directors of Rowan (the “Compensation Committee”) may grant to LeTourneau employees stock appreciation rights (“LeT SARs”) and restricted stock units (“LeT RSUs) denominated in common stock of LeTourneau.

LeT SARs confer on the grantee the right to receive cash or shares of LeTourneau, at the discretion of the Compensation Committee, of an amount equal to the excess of the fair market value per share on the exercise date over the fair market value per share on the grant date with respect to a specific number of shares of LeTourneau common stock.  LeT RSUs are rights to receive cash, or shares of LeTourneau stock at the discretion of the Compensation Committee, equal in value to the fair market value of a specific number of shares of common stock of LeTourneau.

On January 1, 2011, LeT SARs and LeT RSUs were awarded to 50 LeTourneau employees with a fair value totaling $5.3 million.  Fifty percent of the total grant was in the form of LeT SARs, and fifty percent was in the form of LeT RSUs.  The LeT SARs vest pro rata over a three-year service period and will be settled in cash or stock only after a change in control of LeTourneau other than a spinoff.  The actual number of LeT RSUs that vest is subject to the progress towards achieving specific LeTourneau performance measures over a one-year performance period.  The LeT RSUs vest over a three-year period, such that one-third is vested after the performance period is complete (and the adjustment of the award from 75% to 125% depending on achievement of the long-term goals underlying the award), and one-third vests on the second anniversary of the grant, and the final one-third vests on the third anniversary of the grant.  The LeT RSUs will be settled only upon a change in control; except, however, any vested awards not previously settled due to a change in control within ten years following the grant date shall be settled in cash on the 10th anniversary of the grant.  For purposes of the LeT RSUs, unlike the LeT SARS, a spinoff is considered a change in control.

Total fair value of $5.3 million, less expected forfeitures, will be amortized over a three-year vesting period. Expense will be recognized for only those awards that actually vest due to satisfying the service requirements and, in the case of the LeT RSUs, for progress towards meeting the performance goals.

Note 10 – Other Financial Statement Disclosures

Fair Values of Financial Instruments – The carrying amounts of the Company’s cash and cash equivalents, trade receivables and trade payables approximated their fair values due to their short maturities.  As of March 31, 2011, the fair values of the Company’s debt, which had an aggregate carrying value of $1.174 billion, approximated $1.292 billion.  Fair values of the Company’s debt were estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, were $28.1 million and $13.4 million at March 31, 2011 and 2010, respectively.  Interest capitalized in connection with rig construction projects totaled $13.6 million and $7.3 million in the first quarters of 2011 and 2010, respectively.

Other Comprehensive Income – Rowan had no items of other comprehensive income during the three months ended March 31, 2011 or 2010.

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

Income Taxes – Historically, the Company has conducted its foreign operations through its U.S. subsidiaries, which resulted in income tax at the U.S. statutory rate of 35%.  In late 2009, the Company began operating many of its foreign-based rigs through its international subsidiaries, and has asserted that such earnings are permanently reinvested abroad.

In accordance with generally accepted accounting principles, the Company estimates its full-year effective tax rate and applies this rate to its year-to-date pretax income.  In addition, the Company separately calculates the tax impact of unusual items, if any.  For the three months ended March 31, 2011 and 2010, the Company’s consolidated effective tax rate was 14.3% and 31.4%, respectively.  The lower overall tax rate in 2011 was principally the result of a greater proportion of income expected to be earned in lower-tax foreign jurisdictions in 2011 as compared to 2010.

Stockholders’ Equity – Changes in stockholders’ equity for the three months ended March 31, 2011, are set forth below (in thousands):

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders' equity

Balance, December 31, 2010	126,294	$15,794	$1,433,999	$2,449,521	$(1,509)	$(145,495)	$3,752,310
Stock issued under share-based compensation plans	728	91	7,690	-	(302)	-	7,479
Stock-based compensation	-	-	4,465	-	-	-	4,465
Excess tax benefit from stock-based compensation plans	-	-	864	-	-	-	864
Net income	-	-	-	32,072	-	-	32,072
Balance, March 31, 2011	127,022	$15,885	$1,447,018	$2,481,593	$(1,811)	$(145,495)	$3,797,190

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

Our drilling operating results for the first quarter of 2011 benefited from the addition of four newly constructed rigs to our offshore fleet during 2010 and improved land activity levels, the effects of which partially offset the impact of our completing several peak day rate contracts and lower utilization of our less capable rigs.  The net decline in drilling revenues together with the incremental costs of the fleet additions resulted in lower operating margins as compared to the first quarter of 2010.

We have continued to be successful in maintaining a high level of utilization for our higher specification rigs and in obtaining contractual commitments for our newly constructed high-spec jack-ups, as oil and gas companies have increasingly sought more capable equipment to meet more demanding drilling requirements.  Our less capable rigs, however, have encountered more competition for the relatively few available assignments, resulting in extended periods of idle time.  This segmentation of demand based on rig capability has been an emerging trend over the past two years, and one that we believe will continue.  All but one of our sixteen high-spec jack-ups were under drilling contracts or commitments at April 28, 2011, as were two of our three high-spec rigs under construction, whereas only seven of our remaining twelve offshore rigs were contracted at that date.

We expect our newbuild rig, the Rowan Viking, to commence operations in May 2011 under a 19-month assignment in the UK sector of the North Sea after completion of contractually required modifications.  The newbuild Rowan Stavanger, which was delivered in January 2011, is expected to commence operations in June for up to 150 days of accommodation work in the Norwegian sector of the North Sea, followed by an approximately 10-month drilling commitment for four wells beginning in late 2011 for work in the UK and Norwegian sectors of the North Sea.

As of April 28, 2011, we had ten offshore rigs in the Middle East, ten in the U.S. Gulf of Mexico, five in the North Sea, one each in Mexico, Trinidad and Egypt, and three under construction.  At that date, sixteen of our offshore rigs had drilling contracts estimated to complete in 2011, four had contracts or commitments estimated to complete in 2012, one had a contract estimated to complete in 2013, three had contracts estimated to complete in 2014, and seven were available.

Additionally, at April 28, 2011, we had 30 land rigs located in Texas, Louisiana, Oklahoma and Alabama, 27 of which were under contract with estimated completion dates as follows: nineteen in 2011, six in 2012, and one each in 2014 and 2015.

A key element of our strategy has been to separate our manufacturing and land drilling operations from our core offshore drilling business when market conditions were suitable.  The strength we are seeing in both land drilling and manufacturing reinforces our belief that market conditions now appear favorable to separate these two businesses from Rowan.  We have recently engaged advisors for each of these potential transactions.  We have approached the market for preliminary expressions of interest on the land rig fleet and are pleased with the first round of responses we’ve received.  Regarding LeTourneau, we are working toward being able to file spinoff documents with the U.S. Securities and Exchange Commission within the next ten days, and while we haven’t formally approached potential buyers yet, we have seen strong interest.  We continue to believe that a spinoff would create a very attractive small cap equipment company.  In that regard, LeTourneau has assembled a strong management team to take the company forward should we decide that route would create the most shareholder value.

--

RESULTS OF OPERATIONS

The following table highlights Rowan’s operating results for the three months ended March 31, 2011 and 2010 (dollars in millions):

	2011	2010	% Change

Revenues:
Drilling Services	$250.0	$331.0	-24%
Manufacturing:
Drilling Products and Systems	40.2	50.3	-20%
Mining, Forestry and Steel Products	74.1	51.1	45%
Total Manufacturing	114.3	101.4	13%
Total revenues	$364.3	$432.4	-16%

Costs and expenses:
Drilling Services	$208.4	$194.1	7%
Manufacturing:
Drilling Products and Systems	46.0	100.3	-54%
Mining, Forestry and Steel Products	67.3	39.9	69%
Total Manufacturing	113.3	140.2	-19%
Total costs and expenses	$321.7	$334.3	-4%

Operating income (loss):
Drilling Services	$41.6	$136.9	-70%
Manufacturing:
Drilling Products and Systems	(5.8)	(50.0)	-88%
Mining, Forestry and Steel Products	6.8	11.2	-39%
Total Manufacturing	1.0	(38.8)	-103%
Total operating income	$42.6	$98.1	-57%

Net income	$32.1	$64.6	-50%

Our consolidated operating income for the first quarter of 2011 fell to $42.6 million from $98.1 million in the first quarter of 2010, primarily the result of lower day rates and utilization of the Company’s offshore fleet, partially offset by the addition of four newly constructed jackups during 2010.  Included in operating income and costs for the first quarter of 2010 was a $42.0 million manufacturing inventory valuation charge.  Excluding the inventory valuation charge, operating costs were up modestly due primarily to the four rig additions.

Net income declined to $32.1 million from $64.6 million.  The effective tax rate declined to 14.3% in the first quarter of 2011 from 31.4% in the first quarter of 2010 primarily due to a greater proportion of income projected to be earned in lower-tax foreign jurisdictions in 2011 as compared to 2010.

The performance of each of our operating segments is discussed more fully below.

--

Drilling operations

The following table highlights the performance of our Drilling Services segment for the three months ended March 31, 2011 and 2010 (dollars in millions, except for average day rate):

	2011		2010
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$250.0	100%	$331.0	100%
Operating costs	(143.3)	-57%	(136.6)	-41%
Depreciation expense	(45.9)	-18%	(41.5)	-13%
Selling, general and administrative expenses	(21.0)	-8%	(16.3)	-5%
Net gain on property disposals	1.8	1%	0.3	0%
Operating income	$41.6	17%	$136.9	41%

Offshore fleet:
Average day rate	$136,400		$183,200
Revenue-producing rig days	1,477		1,556
Available rig days	2,271		2,070
Rig utilization	65%		75%

Land fleet:
Average day rate	$21,200		$20,400
Revenue-producing rig days	2,055		2,044
Available rig days	2,700		2,880
Rig utilization	76%		71%

Drilling revenues for the three months ended March 31, 2011, decreased by $81.0 million or 24% compared to the first quarter of 2010 as a result of the following (in millions):

Increase
(Decrease)

Lower average offshore day rates	$(59.3)
Lower offshore rig utilization	(54.4)
Rig additions	30.0
Higher average land day rates	1.6
Higher land rig utilization	0.2
Revenues for reimbursable costs and other, net	0.9
Net decrease	$(81.0)

--

The following table presents certain key performance measures by geographic area for our offshore fleet for the first quarters of 2011 and 2010.  Revenues include those received from customers for contract reimbursable costs.  Average day rates are computed by dividing revenues recognized during the period, excluding revenues attributable to reimbursable costs, by the number of revenue-producing days.  Rig utilization is computed as the number of revenue-producing days divided by total available rig days during the period.

	2011	2010

Gulf of Mexico:
Revenues	$69,204,000	$81,295,000
Average day rate	$118,200	$142,000
Utilization	64%	79%

Middle East:
Revenues	$68,391,000	$73,007,000
Average day rate	$128,700	$161,600
Utilization	59%	56%

North Sea:
Revenues	$47,190,000	$52,197,000
Average day rate	$182,500	$287,700
Utilization	94%	99%

Other international:
Revenues	$20,918,000	$81,847,000
Average day rate	$154,900	$223,800
Utilization	60%	99%

During the period from January through December 2010, we accepted delivery of four newly constructed rigs, the Ralph Coffman in the first quarter and the EXL I, II and III in the second, third and fourth quarters, respectively.  These four rigs contributed 213 incremental revenue-producing days in the first quarter of 2011 compared to the first quarter of the prior year.

Drilling operating costs for the first quarter of 2011 increased by $6.7 million, or 5%, from the first quarter of 2010 due primarily to the rig additions in 2010.  Our operating margin (revenues in excess of drilling operating costs, other than depreciation and selling, general and administrative expenses) declined to 43% of revenues in 2011 from 59% in the first quarter of 2010, primarily as a result of lower day rates and utilization.  Drilling depreciation expense increased by $4.4 million or 11% between periods due to the rig additions in 2010.  Selling, general and administrative expenses increased by $4.7 million due to higher labor costs and tax consulting fees.

--

Drilling Products and Systems

The following table highlights the performance of our Drilling Products and Systems segment for the first quarters of 2011 and 2010 (dollars in millions):

	2011		2010
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$40.2	100%	$50.3	100%
Operating costs	(38.7)	-96%	(50.6)	-101%
Depreciation expense	(1.6)	-4%	(2.1)	-4%
Selling, general and administrative expenses	(5.7)	-14%	(5.5)	-11%
Net loss on property disposals	-	0%	(0.1)	0%
Material charge - manufacturing inventories	-	0%	(42.0)	-83%
Operating income (loss)	$(5.8)	-14%	$(50.0)	-99%

Revenues from Drilling Products and Systems decreased by $10.1 million or 20% between periods due to the following (in millions):

Increase
(Decrease)

Lower sales of land rigs and component packages	$(14.6)
Lower mud pump sales	(2.3)
Higher parts sales	6.0
Other, net	0.8
Net decrease	$(10.1)

Revenues from Drilling Products and Systems include revenues recognized upon shipment as well as under the percentage-of-completion method of accounting.  Our product revenues are therefore influenced by the timing of shipments and progress on long-term contracts in process, and profitability is highly impacted by the mix of product sales.  Original equipment sales, for example, have traditionally yielded lower margins than the related aftermarket parts sales.

Our average operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses and material charges) increased to 4% of revenues in 2011 from a negative 1% in 2010.  The improvement in margin was primarily the result of a greater proportion of higher margin parts sales in 2011 as compared to 2010.

Selling, general and administrative costs were relatively flat between periods.

During the first quarter of 2010, the Drilling Products and Systems segment performed an assessment of its Houston-based raw materials and supplies inventory.  As a result, the Company increased its inventory valuation reserve by approximately $42.0 million and recorded a corresponding charge to operating expense during the quarter.

Our Drilling Products and Systems operating results for the 2011 first quarter exclude $40.6 million of revenues and $30.2 million of expenses in connection with intersegment sales to our Drilling Services segment, most of which were attributable to construction of the newbuild jack-up, Joe Douglas.  Drilling Products and Systems operating results for the comparable quarter of 2010 exclude $45.7 million of intersegment sales revenues and $34.2 million of expenses, primarily for construction of the Joe Douglas.

--

We currently have no further plans for rig construction at our Vicksburg, Mississippi, shipyard following the delivery of the Joe Douglas later this year, but expect to continue to use the facility for other operations.  Absent additional rig orders, the activities at the facility will be significantly reduced starting in the second quarter.  We estimate that closing or significantly reducing activity levels at the facility will result in cash charges ranging from $8 million to $10 million, $3 million to $4 million of which would likely be recorded in the second quarter of 2011, with the balance of the charges incurred over the last half of the year.

Mining, Forestry and Steel Products

The following table highlights the performance of our Mining, Forestry and Steel Products segment for the first quarters of 2011 and 2010 (dollars in millions):

	2011		2010
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$74.1	100%	$51.1	100%
Operating costs	(59.9)	-81%	(33.9)	-66%
Depreciation expense	(1.9)	-3%	(1.9)	-4%
Selling, general and administrative expenses	(5.7)	-8%	(4.0)	-8%
Net gain on property disposals	0.2	0%	(0.1)	0%
Operating income	$6.8	9%	$11.2	22%

Revenues from Mining, Forestry and Steel Products increased by $23.0 million or 45% between periods due to the following (in millions):

Increase
(Decrease)

Increase in parts sales	$8.3
Higher sales of mining loaders	7.6
Higher sales of steel plate	5.7
Other, net	1.4
Net increase	$23.0

Our average operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses and material charges) decreased to 19% of revenues in 2011 from 34% in 2010.  The lower margin was attributable primarily to decreased absorption of fixed plant costs on lower throughput as we introduced our newest drive system into production.  In addition, steel margins declined as a result of higher scrap and alloy costs.  Selling, general and administrative expenses increased by $1.7 million due primarily to increases in support personnel and to additional selling resources in our company-owned dealer operations.

Outlook

A key element of our strategy has been to separate our manufacturing and land drilling operations from our core offshore drilling business when market conditions were suitable.  The strength we are seeing in both land drilling and manufacturing reinforces our belief that market conditions now appear favorable to separate these two businesses from Rowan.  We have recently engaged advisors for each of these potential transactions.  We have approached the market for preliminary expressions of interest on the land rig fleet and are pleased with the first round of responses we’ve received.  Regarding LeTourneau, we are working toward being able to file spinoff documents with the U.S. Securities and Exchange Commission within the next ten days, and while we haven’t formally approached potential buyers yet, we have seen strong interest.  We continue to believe that a spinoff would create a very attractive small cap equipment company.  In that regard, LeTourneau has assembled a strong

--

 management team to take the company forward should we decide that route would create the most shareholder value.

Drilling Operations

Our drilling backlog by geographic area as of April 28, 2011 (the date of our most recent “Rig Fleet and Contract Status” report) and February 25, 2011 (as presented in our Form 10-K for 2010), is set forth below (in millions):

	April 28, 2011	February 25, 2011

Middle East	$580	$621
North Sea	571	608
Gulf of Mexico	205	274
Other international	193	156
Subtotal - offshore	1,549	1,659
Land	155	143
Total drilling backlog	$1,704	$1,802

We estimate our drilling backlog will be realized as follows (in millions):

	Offshore	Land	Total

2011	$585	$88	$673
2012	602	36	638
2013	243	14	257
2014 and later	119	17	136
Total drilling backlog	$1,549	$155	$1,704

About 48% of our remaining available offshore rig days in 2011 and 26% of available days in 2012 were under contract or commitment as of April 28, 2011.

Manufacturing Operations

Our external manufacturing backlog includes executed contracts and customer commitments and comprised the following (in millions):

	March 31, 2011	December 31, 2010

Mining, Forestry, and Steel Products - Mining loaders	$159	$132
Drilling Products and Systems - Offshore rig projects	116	70
Drilling Products and Systems - Land rig projects	38	38
Drilling Products and Systems - Drilling equipment	66	22
Drilling Products and Systems - Parts, power systems and other components	26	20
Mining, Forestry, and Steel products - Other parts and steel products	31	17
Total manufacturing backlog	$436	$299

The mining sector continues to be very active, while conditions in the energy exploration industry are improving.  These factors imply a positive outlook for order intake in our manufacturing operations over the balance of the year.  In the near term, however, we expect unfavorable comparisons in our mining segment as we contend with the supply chain and production requirements of introducing our newest generation of drive systems into our loader line.  We expect these comparisons to improve in the second half of the year.

--

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios as of March 31, 2011, and December 31, 2010, follows (dollars in millions):

	March 31,	December 31,
	2011	2010

Cash and cash equivalents	$189.7	$437.5
Current assets	$1,066.3	$1,324.8
Current liabilities	$523.9	$529.2
Current ratio	2.04	2.50
Current maturities of long-term debt	$52.1	$52.2
Long-term debt, less current maturities	$1,121.6	$1,133.7
Stockholders' equity	$3,797.2	$3,752.3
Long-term debt/total capitalization	0.23	0.23

Reflected in the comparison above are the effects of the following sources and uses of cash and cash equivalents during the three months ended March 31, 2011, together with amounts for the comparable period of 2010 (in millions):

	2011	2010

Net cash provided by (used in) operating activities	$113.9	$(10.2)
Capital expenditures	(361.1)	(89.5)
Proceeds from disposals of property and equipment	2.7	0.3
Repayments of borrowings	(12.3)	(18.7)
Proceeds from stock option exercises	7.8	0.7
Other	1.2	(0.1)
Total net uses	$(247.8)	$(117.5)

Operating Cash Flows

Net cash flows from operations were a negative $10.2 million for the first quarter of 2010, primarily as a result of the timing of pension contributions and the collection of receivables, which improved significantly beginning in the second quarter of 2010.

Our cash flows from operations in recent quarters have benefited from long-term drilling contracts entered into when rates were significantly higher than current market rates.  Many of these contracts have now been completed.  The impact of these contract completions should be partially offset by the addition of newly constructed rigs to our offshore fleet in 2010 and 2011.  Management believes that 2011 cash flows from operating activities will not be sufficient to fund its current rig construction program, which should be completed in 2011, and its 2011 debt service requirements.  As a result, we anticipate drawing down our $350 million term loan facility by the end of July 2011.  We expect our $250 million revolving credit facility to remain undrawn.

As Rowan’s operations have diversified internationally, a greater proportion of our revenue has been generated through foreign subsidiaries whose associated earnings are expected to be permanently invested abroad.  As of March 31, 2011, we had undistributed earnings from foreign subsidiaries in the amount of approximately $198 million.  Given the growing significance of our foreign subsidiaries and their need for capital, we do not expect this permanent foreign investment to create any liquidity constraints for at least the next twelve months.

--

Investing Activities

Refer to Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the status of our newbuild rig projects.

Capital expenditures for the first three months of 2011 included the following:

•	$238 million towards construction of our two N-Class rigs, the Rowan Stavanger and Rowan Norway;
•	$27 million towards construction of our third 240C-class rig, the Joe Douglas;
•	$22 million towards construction of the EXL IV;
•	$68 million for improvements to the existing offshore fleet.

For the remainder of 2011, we expect our capital expenditures to approximate $715 million, including $250 million for the completion of the Rowan Norway, $104 million for completion of the Joe Douglas and the EXL IV, $149 million for upgrades to existing rigs and spare drilling equipment, $132 million pursuant to contractual requirements that will be substantially reimbursed by customers, and $80 million for manufacturing facilities and other.

We expect to fund our capital expenditures from available cash and cash flows from operations and our term loan facility.  We will periodically review and adjust the capital budget as necessary based upon current and forecasted cash flows and liquidity, anticipated market conditions in our drilling and manufacturing businesses and alternative uses of capital to enhance shareholder value.

Financing Activities

We were in compliance with each of our debt covenants at March 31, 2011, and we do not expect to encounter difficulty complying in the following twelve-month period.  We had no borrowings outstanding under our aggregate $600 million credit facilities at March 31, 2011.

Critical Accounting Policies and Management Estimates

Rowan’s significant accounting policies are presented in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of our Form 10-K for the year ended December 31, 2010.  These policies, and management judgments, assumptions and estimates made in their application underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that our most critical accounting policies and management estimates involve revenue recognition for longer-term manufacturing contracts accounted for under the percentage-of-completion method of accounting, inventories (primarily valuation allowances for excess and obsolete inventories), carrying values of long-lived assets, pension and other postretirement benefit liabilities and costs (specifically assumptions used in actuarial calculations), and income taxes (particularly our estimated reserves for uncertain tax positions), as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

During the three months ended March 31, 2011, there have been no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

Recent Accounting Standards

There have been no new accounting standards issued that are expected to have a material effect on the Company’s financial statements upon adoption.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” as defined by the United States Securities and Exchange Commission (“SEC”), including, without limitation, statements as to the expectations, beliefs and future expected financial performance of the Company that are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected by the Company. Among the factors that could cause actual results to differ materially include worldwide demand for drilling services, worldwide demand and prices for oil, natural gas and other commodities, the level of exploration and development expenditures by energy companies, general economic conditions including inflation, weather conditions in the

--

Company's principal operating areas and environmental and other laws and regulations, among others.  Please see the risk factors and forward-looking statement disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding debt at March 31, 2011, consisted of an aggregate principal amount of $1.178 billion of fixed-rate notes bearing a weighted-average annual interest rate of 5.9%.  We believe that our exposure to risk of earnings loss due to changes in market interest rates is not material.

We have a credit facility under which the Company may borrow up to $250 million on a revolving basis through September 16, 2014, and up to $350 million on a term basis through July 31, 2011, with a final maturity of September 16, 2015.  There were no borrowings outstanding under the facility at March 31, 2011.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to the status of significant legal proceedings.

Rowan is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. The Company believes that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on its financial position, results of operations or cash flows.

Item 1A.  Risk Factors

You should carefully consider the risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, before deciding to invest in Rowan Common Stock.

--

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our common stock for the periods indicated:

Month ended	Total number of shares purchased 1	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs 2	Maximum number of shares that may yet be purchased under the plans or programs

January 31, 2011	-	$0.00	-	1,524,600
February 28, 2011	51	$34.81	-	1,524,600
March 31, 2011	44,259	$42.83	-	1,524,600
Total	44,310	$42.82	-

1 The total number of shares purchased includes (i) shares purchased, if any, pursuant to a publicly announced program described in note 2 below and (ii) shares withheld by us to satisfy tax withholding obligations in connection with stock-based compensation issued to employees. All shares acquired during the three months ended March 31, 2011, were in connection with stock-based compensation.

2 In 1998, our Board of Directors authorized us to purchase up to eight million shares of our common stock. We last purchased shares under this program in 2002 and have no plans to purchase additional shares at the present time.

At March 31, 2011, we had approximately $180 million of cash available for distribution to stockholders under provisions of our debt agreements.  We do not expect to pay dividends in the foreseeable future.

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

ROWAN COMPANIES, INC.
(Registrant)

Date: May 3, 2011	/s/ W. H. WELLS
W. H. Wells
Senior Vice President,
Chief Financial Officer and Treasurer

Date: May 3, 2011	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Vice President and Controller
(Chief Accounting Officer)