Form 10-Q
period 2011-06-30
ROWAN COMPANIES INC
filed 2011-08-04
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

The number of shares of common stock, $0.125 par value, outstanding at July 31, 2011, was 127,427,323.

ROWAN COMPANIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$711,327	$437,479
Restricted cash	-	15,265
Receivables - trade and other	254,682	269,896
Prepaid expenses and other current assets	43,378	31,646
Deferred tax assets - net	2,955	36,945
Assets of discontinued operations (Note 2)	373,703	984,022
Total current assets	1,386,045	1,775,253

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	5,238,877	3,799,902
Construction in progress	1,046,138	1,584,802
Other property and equipment	137,649	145,698
Property, plant and equipment - gross	6,422,664	5,530,402
Less accumulated depreciation and amortization	1,260,330	1,185,880
Property, plant and equipment - net	5,162,334	4,344,522

Other assets	96,660	97,682

TOTAL ASSETS	$6,645,039	$6,217,457

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except shares)
(Unaudited)

	June 30,	December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$52,149	$52,166
Accounts payable - trade	69,829	66,766
Deferred revenues	20,916	7,748
Accrued compensation and related employee costs	40,118	77,926
Accrued income taxes	141,056	10,847
Accrued interest	25,712	25,962
Other current liabilities	6,184	9,804
Liabilities of discontinued operations (Note 2)	41,467	278,011
Total current liabilities	397,431	529,230

Long-term debt - less current maturities	1,107,983	1,133,745
Other liabilities	273,221	251,145
Deferred income taxes - net	587,729	551,027
Commitments and contingent liabilities (Note 6)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, issuable in series:
Series A Junior Preferred Stock, 1,500,000 shares authorized, none issued	-	-
Common stock, $0.125 par value, 150,000,000 shares authorized; 127,519,095 shares
and 126,346,627 shares issued at June 30, 2011 and December 31, 2010, respectively	15,940	15,794
Additional paid-in capital	1,465,419	1,433,999
Retained earnings	2,947,452	2,449,521
Cost of 114,447 and 52,408 treasury shares, respectively	(4,641)	(1,509)
Accumulated other comprehensive loss	(145,495)	(145,495)
Total stockholders' equity	4,278,675	3,752,310

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,645,039	$6,217,457

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

REVENUES	$223,497	$282,180	$429,463	$570,680

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	104,517	105,444	215,791	209,907
Depreciation and amortization	40,807	33,928	78,961	67,382
Selling, general and administrative	21,729	18,626	42,543	34,617
Gain on disposals of property and equipment	(1,391)	(17)	(1,422)	(288)
Charges to settle litigation (Note 8)	6,100	4,500	6,100	4,500
Total costs and expenses	171,762	162,481	341,973	316,118

INCOME FROM OPERATIONS	51,735	119,699	87,490	254,562

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(7,449)	(5,251)	(12,768)	(10,930)
Interest income	32	211	61	372
Other - net	365	291	(719)	308
Total other income (expense) - net	(7,052)	(4,749)	(13,426)	(10,250)

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	44,683	114,950	74,064	244,312
Provision for income taxes	280	31,505	2,866	71,933

NET INCOME FROM CONTINUING OPERATIONS	44,403	83,445	71,198	172,379

DISCONTINUED OPERATIONS (Note 2):
Income (loss) from discontinued operations, net of tax	(3,017)	7,471	2,260	(16,840)
Gain on sale of discontinued operations, net of tax	424,473	-	424,473	-
Discontinued operations, net of tax	421,456	7,471	426,733	(16,840)

NET INCOME	$465,859	$90,916	$497,931	$155,539

INCOME (LOSS) PER SHARE - BASIC:
Income from continuing operations	$0.35	$0.74	$0.57	$1.53
Discontinued operations	$3.34	$0.07	$3.39	$(0.15)
Net income	$3.69	$0.80	$3.96	$1.38

INCOME (LOSS) PER SHARE - DILUTED:
Income from continuing operations	$0.35	$0.73	$0.56	$1.50
Discontinued operations	$3.30	$0.07	$3.35	$(0.15)
Net income	$3.65	$0.79	$3.91	$1.36

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010

CASH PROVIDED BY (USED IN) OPERATIONS:
Net income	$497,931	$155,539
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	99,930	91,950
Material charges (Note 2)	-	42,024
Deferred income taxes	70,692	6,146
Provision for pension and postretirement benefits	16,664	19,329
Stock-based compensation expense	10,999	7,049
Gain on disposals of property, plant and equipment	(3,896)	(95)
Gain on sale of manufacturing operations	(660,877)	-
Postretirement benefit claims paid	(1,388)	(1,713)
Contributions to pension plans	(35,837)	(42,110)
Changes in current assets and liabilities:
Receivables - trade and other	9,962	(9,346)
Inventories	(104,468)	28,573
Prepaid expenses and other current assets	1,511	953
Accounts payable	44,820	(17,242)
Accrued income taxes	130,210	(29,549)
Deferred revenues	27,603	(23,357)
Billings in excess of costs and estimated profits on uncompleted contracts	29,493	(3,624)
Other current liabilities	4,461	(12,873)
Net changes in other noncurrent assets and liabilities	8,089	(1,369)
Net cash provided by operations	145,899	210,285

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(930,978)	(210,383)
Proceeds from sale of manufacturing operations	1,044,541	-
Decrease in restricted cash	15,265	-
Proceeds from disposals of property, plant and equipment	4,057	878
Net cash provided by (used in) investing activities	132,885	(209,505)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	(26,083)	(32,461)
Excess tax benefits from stock-based compensation	4,664	15
Proceeds from stock options and other	16,483	2,924
Net cash used in financing activities	(4,936)	(29,522)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	273,848	(28,742)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	437,479	639,681
CASH AND CASH EQUIVALENTS, END OF PERIOD	$711,327	$610,939

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders' equity

Balance, January 1, 2010	113,833	$14,237	$1,078,337	$2,169,526	$(1,409)	$(150,321)	$3,110,370
Stock issued under share-based compensation plans	543	78	2,846	-	(2,577)	-	347
Stock-based compensation	-	-	6,558	-	-	-	6,558
Excess tax benefit from stock-based compensation plans	-	-	15	-	-	-	15
Net income	-	-	-	155,539	-	-	155,539
Balance, June 30, 2010	114,376	$14,315	$1,087,756	$2,325,065	$(3,986)	$(150,321)	$3,272,829

Balance, January 1, 2011	126,294	$15,794	$1,433,999	$2,449,521	$(1,509)	$(145,495)	$3,752,310
Stock issued under share-based compensation plans	1,111	146	17,815	-	(3,132)	-	14,829
Stock-based compensation	-	-	8,941	-	-	-	8,941
Excess tax benefit from stock-based compensation plans	-	-	4,664	-	-	-	4,664
Net income	-	-	-	497,931	-	-	497,931
Balance, June 30, 2011	127,405	$15,940	$1,465,419	$2,947,452	$(4,641)	$(145,495)	$4,278,675

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

In June 2011, the Company completed the sale of its manufacturing operations and committed to a plan to sell its land drilling operations.  Results of manufacturing and land drilling operations have consequently been reclassified to discontinued operations for all periods presented (see Note 2).

Note 2 – Discontinued Operations

On June 22, 2011, the Company completed the sale of its wholly owned manufacturing subsidiary, LeTourneau Technologies, Inc, (“LeTourneau”), at a price of $1.1 billion in cash, subject to certain post-closing working capital adjustments, and recognized a gain on sale of $660.9 million ($424.5 million, net of tax) in the second quarter of 2011.

The operations of LeTourneau previously comprised the “Drilling Products and Systems” segment and the “Mining, Forestry and Steel Products” segment and, accordingly, have been included in “Discontinued operations, net of tax,” in the Condensed Consolidated Statements of Income for all periods presented.

In connection with the sale, the Company entered into certain other agreements with LeTourneau including a facilities lease agreement, an employee services agreement, and an amendment to the construction contract for the Joe Douglas drilling rig currently under construction in Vicksburg, Mississippi, in order for the Company to direct the completion of construction, commissioning and delivery of such rig.  The lease and employee services agreements shall terminate at the earliest of (i) 120 days following completion of construction, (ii) one year following the Closing Date or (iii) the effective date of any other termination of the lease or employee services agreements pursuant to the agreements.  Costs incurred in connection with the facilities lease and employee services agreements will be capitalized as part of the cost of the rig.

Additionally, on July 19, 2011, the Company entered into an agreement to sell its land drilling services business for $510 million in cash, plus a working capital adjustment currently estimated to be approximately $30 million, and expects to recognize a gain on sale of approximately $200 million ($132 million, net of tax) upon closing, which is expected to occur in the third quarter of 2011.  The land drilling services business was previously a component of the Company’s Drilling Services segment, and, accordingly, results of land drilling services have been reclassified to discontinued operations for all periods presented.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the components of “Discontinued operations, net of tax,” for the three and six months ended June 30, 2011 and 2010 (in thousands):

	2011			2010
	Manufacturing	Drilling	Total	Manufacturing	Drilling	Total
Three months ended June 30:
Revenues	$110,242	$48,445	$158,687	$161,759	$46,097	$207,856

Pretax income (loss)	$(3,113)	$3,770	$657	$4,725	$4,240	$8,965
Provision (benefit) for
taxes on income	2,295	1,379	3,674	(36)	1,530	1,494
Income (loss) from discontinued
operations, net of tax	(5,408)	2,391	(3,017)	4,761	2,710	7,471

Pretax gain on sale of
discontinued operations	660,877	-	660,877	-	-	-
Provision for tax on gain on sale	236,404	-	236,404	-	-	-
Gain on sale of discontinued
operations, net of tax	424,473	-	424,473	-	-	-

Discontinued operations, net of tax	$419,065	$2,391	$421,456	$4,761	$2,710	$7,471

	2011			2010
	Manufacturing	Drilling	Total	Manufacturing	Drilling	Total
Six months ended June 30:
Revenues	$224,488	$92,514	$317,002	$263,180	$88,581	$351,761

Pretax income (loss)	$(950)	$9,654	$8,704	$(32,518)	$6,273	$(26,245)
Provision (benefit) for
taxes on income	3,006	3,438	6,444	(11,647)	2,242	(9,405)
Income (loss) from discontinued
operations, net of tax	(3,956)	6,216	2,260	(20,871)	4,031	(16,840)

Pretax gain on sale of
discontinued operations	660,877	-	660,877	-	-	-
Provision for tax on gain on sale	236,404	-	236,404	-	-	-
Gain on sale of discontinued
operations, net of tax	424,473	-	424,473	-	-	-

Discontinued operations, net of tax	$420,517	$6,216	$426,733	$(20,871)	$4,031	$(16,840)

During the first quarter of 2010, the Drilling Products and Systems Manufacturing segment performed an assessment of its Houston-based raw materials and supplies inventory.  As a result, the Company increased its inventory valuation reserve by approximately $42.0 million and recorded a corresponding charge to its operations during the period to reflect a reduction in the estimated realizable value of items that were deemed to be nonconforming or slow-moving.  Such amount is included in discontinued operations for manufacturing for the three and six months ended June 30, 2010.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following assets and liabilities have been segregated and included in “Assets of discontinued operations” and “Liabilities of discontinued operations,” as appropriate, in the Condensed Consolidated Balance Sheets at June 30, 2011, and December 31, 2010 (in thousands):

	June 30, 2011			December 31, 2010
	Manufacturing	Drilling	Total	Manufacturing	Drilling	Total

Cash and cash equivalents	$-	$-	$-	$-	$-	$-
Receivables - trade and other	-	46,914	46,914	106,705	41,280	147,985
Inventories - raw materials and supplies	-	-	-	277,527	-	277,527
Inventories - work-in-progress	-	-	-	70,114	-	70,114
Inventories - finished goods	-	-	-	212	-	212
Prepaid expenses and other current assets	-	-	-	37,368	332	37,700
Property and equipment, net	-	299,994	299,994	137,624	311,291	448,915
Other assets	26,795	-	26,795	1,569	-	1,569
Assets of discontinued operations	$26,795	$346,908	$373,703	$631,119	$352,903	$984,022

Accounts payable - trade	$-	$5,452	$5,452	$44,223	$5,876	$50,099
Deferred revenues	20,122	1,479	21,601	143,950	1,748	145,698
Billings in excess of costs and estimated
profits on uncompleted contracts	-	-	-	7,915	-	7,915
Accrued compensation and related costs	-	2,587	2,587	20,217	2,738	22,955
Other current liabilities	10,600	1,227	11,827	47,737	3,607	51,344
Liabilities of discontinued operations	$30,722	$10,745	$41,467	$264,042	$13,969	$278,011

In connection with the sale of LeTourneau, the Company took ownership of a land rig that LeTourneau was constructing on behalf of a customer, plus a related customer deposit.  The Company is holding the asset for sale.  The asset and related deposit are classified as other assets and deferred revenues, respectively, at June 30, 2011, in the table above.

At June 30, 2011, estimated accrued transaction costs in connection with the sale of manufacturing operations totaled $10.6 million, which is classified as other current liabilities in the table above.

Note 3 – Earnings Per Share

A reconciliation of basic and diluted shares for the three and six months ended June 30, 2011 and 2010 follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Average common shares outstanding - basic	126,252	113,171	125,793	113,016
Effect of dilutive securities - stock-based compensation	1,331	1,827	1,516	1,758
Average common shares - diluted	127,583	114,998	127,309	114,774

There were no adjustments to net income required for purposes of computing diluted earnings per share.

Options and other potentially dilutive securities are antidilutive and excluded from the dilutive calculations when their exercise or conversion price exceeds the average stock market price during the period.  The following table sets forth the shares excluded from the diluted calculations for the three and six months ended June 30, 2011 and 2010, because they were antidilutive.  Such securities could potentially dilute earnings per share in the future (in thousands):

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Employee and director stock options	42	164	42	164
Stock appreciation rights and other	313	180	218	169
Total potentially dilutive shares	355	344	260	333

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

Net periodic pension cost recognized for the three and six months ended June 30, 2011 and 2010 included the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Service cost	$3,107	$3,969	$6,181	$7,894
Interest cost	7,718	7,737	15,350	15,389
Expected return on plan assets	(8,352)	(7,611)	(16,613)	(15,138)
Recognized actuarial loss	5,774	5,318	11,515	10,621
Amortization of prior service cost	(1,665)	(1,665)	(3,312)	(3,312)
Total net pension cost	$6,582	$7,748	$13,121	$15,454
Less: Discontinued operations	2,247	3,809	4,595	7,516
Continuing operations	$4,335	$3,939	$8,526	$7,938

Other postretirement benefit cost recognized for the three and six months ended June 30, 2011 and 2010 included the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Service cost	$541	$589	$1,076	$1,172
Interest cost	1,053	1,147	2,094	2,282
Recognized actuarial loss	73	98	146	195
Amortization of transition obligation	165	165	328	328
Amortization of prior service cost	(51)	(51)	(101)	(102)
Total other postretirement benefit cost	$1,781	$1,948	$3,543	$3,875
Less: Discontinued operations	599	703	1,220	1,364
Continuing operations	$1,182	$1,245	$2,323	$2,511

During the six months ended June 30, 2011, Rowan contributed $37.2 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $18.3 million during the remainder of 2011.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the terms of the sale of LeTourneau, the Company retained pension assets and liabilities related to former LeTourneau employees.  As a result of the sale, the Company may be required to make additional contributions to the plan in excess of currently estimated amounts.  Management does not believe that any such additional contributions will have a material effect on the Company’s financial position, results of operations or cash flows.

Note 5 – Cash and Cash Equivalents

Certain debt securities which are collateralized by rigs are government guaranteed through the Title XI program of the U.S. Department of Transportation’s Maritime Administration (“MARAD”).  At the Company’s request, MARAD has waived certain windstorm insurance coverage requirements under the loan agreements, for which the Company agreed to a covenant to maintain a minimum cash balance of up to $25 million.  The minimum amount varies depending on the geographical location of rigs, and is currently $10 million.  Rowan remains subject to restrictions on the use of certain insurance proceeds should the Company experience future windstorm losses.  Each of these security provisions will be released by MARAD should Rowan be able to obtain windstorm coverage that satisfies the original terms of its debt agreements.

Note 6 – Commitments and Contingent Liabilities

On May 31, 2011, the Company entered into contracts with Hyundai Heavy Industries Co., Ltd for the construction of two ultra-deepwater drillships at its Ulsan, Korea, shipyard for delivery in late 2013 and mid 2014, respectively.  The Company has an option for an additional drillship of the same specifications exercisable in the third quarter of 2011 for delivery in the fourth quarter of 2014.

The following table presents the status of the Company’s rig construction program as of June 30, 2011.  Amounts include capitalized interest and, in the case of the drillships, an estimate for project contingencies (in millions):

	Actual or expected delivery date	Total estimated project costs	Total costs incurred through June 30, 2011	Projected costs for the remainder of 2011	Projected costs in 2012	Projected costs in 2013	Projected costs in 2014	Total future costs

Rowan Norway	Jun-11	$488	$446	$42	$-	$-	$-	$42
Joe Douglas	Dec-11	257	222	35	-	-	-	35
EXL IV	Dec-11	196	139	57	-	-	-	57
Ultra-deepwater Drillship 1	Dec-13	740	168	18	60	479	15	572
Ultra-deepwater Drillship 2	Jun-14	738	56	114	21	149	398	682
Total rigs under construction		$2,419	$1,031	$266	$81	$628	$413	$1,388

Rowan periodically employs letters of credit or other bank-issued guarantees in the normal course of its businesses, and had outstanding letters of credit of approximately $59.8 million at June 30, 2011.

During 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  The Company had leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that Rowan believes to be more than sufficient to satisfy its obligations under the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig.  However, the parties holding interests in the rig under the charter claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value.  Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment.  In November 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner interests filed a counterclaim

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for a variety of relief, claiming a right to payment under the charter based on a post-casualty rig valuation of approximately $83 million.  The insurance proceeds were placed in escrow.  The district court ultimately granted judgment against Rowan for the difference between (a) what Rowan had already paid to the Owner Trustee out of the escrowed insurance proceeds (approximately $22.9 million) and (b) that rig valuation.  In March 2009, the Court of Appeals for the 14th District of Texas reversed this judgment, holding that the Company’s interpretation of the charter was substantially correct, but directing Rowan to pay an additional amount of approximately $3.2 million due under the charter.  The Company made this payment out of the escrowed insurance proceeds.  In addition, the Court of Appeals remanded the case for further proceedings in the district court to resolve additional issues and to determine the parties’ respective rights to the balance of the escrowed insurance proceeds, which is currently $21.4 million.  The owner interests filed a motion for rehearing of the Court of Appeals’ decision.  In October 2009, the Court of Appeals denied the motion, but issued a substitute opinion to clarify the scope of the remand.  The Court of Appeals again held that the trial court is to resolve issues concerning the proper disposition of excess insurance proceeds.  The Court of Appeals further held that the owner interests’ claim that Rowan breached the charter agreement by failing to maintain adequate insurance remains to be decided by the trial court.  The owner interests filed another motion for rehearing, which motion was denied in January 2010.  In March 2010, the owner interests filed its petition for review in the Supreme Court of Texas.  In June 2011 the parties to the dispute reached an agreement to settle all claims and to dismiss the litigation.  Pursuant to that settlement, Rowan agreed to pay the owner group a net amount of approximately $6.1 million in addition to the escrowed insurance proceeds.  Consequently, in June 2011, the Company accrued $6.1 million in connection with the settlement, which is classified as “Charges to settle litigation” in the Condensed Consolidated Statements of Income.

Rowan is involved in various legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. The Company believes that there are no known contingencies, claims or lawsuits that could have a material adverse effect on its financial position, results of operations or cash flows.

Note 7 – Stock-Based Compensation

2009 Rowan Companies, Inc. Incentive Plan

In February 2011, the Company granted under the 2009 Rowan Companies, Inc. Incentive Plan (the “Rowan Plan”) 382,809 shares of restricted stock and 313,518 stock appreciation rights (“SARs”) to employees.  The restricted stock and SARs vest in one-third annual increments over a three-year service period.  The aggregate grant-date fair value of awards expected to vest totaled approximately $22.0 million, which will be amortized on a straight-line basis over a period of 3.0 years from the date of grant.

In June 2011, upon consummation of the LeTourneau sale, unvested awards granted under the Rowan Plan to LeTourneau employees became fully vested, and the Company recognized noncash stock-based compensation expense of $1.5 million in the second quarter attributable to such accelerated vesting.  Such amount is classified within “Income from discontinued operations” in the Condensed Consolidated Statements of Income.

At June 30, 2011, the Company had approximately $32.5 million of unrecognized future stock-based compensation, which is expected to be recognized as compensation expense over a remaining weighted-average period of 2.1 years.

LeTourneau Technologies, Inc. Incentive Plan

In December 2010, the Company adopted the LeTourneau Technologies, Inc. Incentive Plan, effective January 1, 2011 (the “LeTourneau Plan”), under which the compensation committee of the board of directors of Rowan (the “Compensation Committee”) could grant to LeTourneau employees stock appreciation rights (“LeT SARs”) and restricted stock units (“LeT RSUs) denominated in common stock of LeTourneau.  On January 1, 2011, the Company granted to 50 LeTourneau employees LeT SARs and LeT RSUs with a fair value aggregating $5.3 million.

LeT SARs conferred on the grantee the right to receive cash, or shares of LeTourneau at the discretion of the Compensation Committee, of an amount equal to the excess of the fair market value per share on the exercise date over the fair market value per share on the grant date with respect to a specific number of shares of LeTourneau

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock.  LeT RSUs were rights to receive cash, or shares of LeTourneau stock at the discretion of the Compensation Committee, equal in value to the fair market value of a specific number of shares of common stock of LeTourneau.

In June 2011, all awards granted under the LeTourneau Plan became fully vested and payable in cash under the change-in-control provisions of the plan as a result of the sale of LeTourneau.  The Company’s share of such cost was $2.1 million, which is classified within discontinued operations in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011, respectively.

  Note 8 – Other Financial Statement Disclosures

Long-term Debt – In connection with the acquisition of Skeie Drilling & Production ASA (“SKDP”) in 2010, the Company assumed first and second lien SKDP bonds with a par value of approximately $225 million and $267 million, respectively, as of the acquisition date.  In the third and fourth quarters of 2010, the Company retired all of the SKDP debt through a combination of open market purchases and redemption.  Certain of the SKDP bondholders disputed the Company’s ability to call the debt in 2010; consequently, pending arbitration proceedings, the Company deposited in escrow with the bond trustee $15.3 million, which was classified as restricted cash on the Consolidated Balance Sheet at December 31, 2010, to cover interest that would accrue on the first lien bonds until their May 2011 call date, and on the second lien bonds until their respective call dates in March and July 2011.  In June 2011, the Company won both arbitrations and has received the $15.3 million placed in escrow plus attorneys’ fees and other expenses. The effect of the settlement on second quarter results of operations was not material.

Effective June 30, 2011, the Company amended and restated its credit agreement dated September 16, 2010 (the “Amended Agreement”), under which the Company may borrow up to $500 million on a revolving basis through June 30, 2016.  Interest and commitment fees payable under the Amended Agreement are based in part on the Company’s then current credit ratings.  The annual commitment fee is currently 0.25% of the unused commitment, and advances would currently bear interest at Libor plus 1.75% per annum.  There were no amounts drawn under the Amended Agreement at June 30, 2011.  The Amended Agreement limits total consolidated indebtedness and contains events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the agreement.  As a result of the effective termination of the prior credit agreement, the Company wrote off unamortized issue costs of $0.7 million, which is included in interest expense for the quarter ended June 30, 2011.

Fair Values of Financial Instruments – The carrying amounts of the Company’s cash and cash equivalents, trade receivables and trade payables approximated their fair values due to their short maturities.  As of June 30, 2011, the fair values of the Company’s debt, which had an aggregate carrying value of $1.160 billion, approximated $1.311 billion.  Fair values of the Company’s debt were estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $25.0 million at both June 30, 2011 and 2010.  Interest capitalized in connection with rig construction projects totaled $12.1 million and $25.7 million in the three and six months ended June 30, 2011, as compared to $7.7 million and $14.9 million, respectively, in the comparable periods of the prior year.

Other Comprehensive Income – Rowan had no items of other comprehensive income during the three or six months ended June 30, 2011 or 2010.

Charges to Settle Litigation – Charges to settle litigation for the three and six months ended June 30, 2011, consists of a $6.1 million charge to operations for the settlement of the Textron litigation (see Note 6).

Charges to settle litigation for the three and six months ended June 30, 2010, consists of a $4.5 million charge to operations for the expected cost of terminating the Company’s agency agreement in Mexico.

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

In accordance with generally accepted accounting principles, the Company estimates its full-year effective tax rate and applies this rate to its year-to-date pretax income.  In addition, the Company separately calculates the tax impact of unusual items, if any.  For the three and six months ended June 30, 2011, the Company’s consolidated effective tax rate applicable to income from continuing operations was less than 1% and 3.9%, respectively, as compared to 27.4% and 29.4%, respectively, for the comparable prior year periods.  The lower tax rates in 2011 were principally the result of the sale of the Company’s manufacturing operations and the pending sale of the Company’s land drilling operations, which were taxed at a 35% U.S. statutory rate, and a greater proportion of income from drilling operations expected to be earned in lower-tax foreign jurisdictions in 2011 as compared to 2010. The lower rate in the three months ended June 30, 2010 as compared to the six months then ended was due to the quarterly effect of outbounding of certain rigs into our offshore subsidiaries in the second quarter of 2010, which resulted in lowering the annual effective tax rate from 31% to 29%.

Note 9 – Subsequent Events

On July 19, 2011, the Company entered into an agreement to sell its land drilling services business for $510 million in cash, plus a working capital adjustment currently estimated to be approximately $30 million, and expects to recognize a gain on sale of approximately $200 million ($132 million, net of tax) upon closing, which is expected to occur in the third quarter of 2011 (see Note 2).

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

As previously reported, in June 2011 we sold our manufacturing business, and in July 2011 we entered into an agreement to sell our land drilling business.  As a result, such operations have been segregated from continuing operations and classified as discontinued operations in the accompanying financial statements for all periods presented.  Our manufacturing operations were previously reported as the “Drilling Products and Systems” and the “Mining, Forestry and Steel Products” segments, and our land drilling operations were previously reported as a component of our “Drilling Services” segment.  Prior period results of operations and the related discussions which follow have been revised to conform to the current period presentation.

Net income from continuing operations declined to $44.4 million in the second quarter of 2011 from $83.4 million in the second quarter of 2010, due primarily to lower day rates and utilization of our rigs.  The effective tax rate was negligible in the second quarter of 2011, as compared to 27.4% in the second quarter of 2010, primarily due to the effect on the quarter of significantly lowering our full year 2011 effective tax rate to 3.9% as a consequence of a greater proportion of income projected to be earned in lower-tax foreign jurisdictions in 2011 as compared to 2010.

Net income from continuing operations declined to $71.2 million in the six months ended June 30, 2011 from $172.4 million in comparable period of 2010, due primarily to lower day rates and utilization.  The effective tax rate declined to 3.9% in the first six months of 2011 from 29.4% in the same period of 2010 primarily due to a greater proportion of income projected to be earned in lower-tax foreign jurisdictions in 2011 as compared to 2010.

Our drilling operating results in 2011 benefited from the addition of four newly constructed rigs to our offshore fleet during 2010, the effects of which partially offset the impact of our completing several peak day rate contracts and lower utilization of our less capable rigs in 2011 as compared to 2010.  The net decline in drilling revenues together with the incremental costs of the fleet additions resulted in lower operating margins as compared to the comparable periods of 2010.

We have continued to be successful in maintaining a high level of utilization for our higher specification rigs and in obtaining contractual commitments for our newly constructed high-specification jack-ups, as oil and gas companies have increasingly sought more capable equipment to meet more demanding drilling requirements.  Our less capable rigs, however, have encountered more competition for the relatively few available assignments, resulting in extended periods of idle time.  This segmentation of demand based on rig capability has been an emerging trend over the past two years, and one that we believe will continue.  Utilization of our high-specification jack-ups for the quarter ended June 30, 2011 was 84%, as compared to 60% and 33% for our premium and conventional jack-ups, respectively.  For the six months ended June 30, 2011, utilization of our high-specification jack-ups was 83%, as compared to 58% and 25% for our premium and conventional jack-ups, respectively.  We define high-specification jack-ups as those that have hook load capacity of at least two million pounds and premium jack-ups as those cantilevered rigs capable of operating in water depths of 300 feet or more.

On May 31, 2011, we entered into contracts with Hyundai Heavy Industries Co., Ltd for the construction of two ultra-deepwater drillships at its Ulsan, Korea, shipyard for delivery in late 2013 and mid 2014, respectively.  See “Liquidity and Capital Resources – Investing Activities” for further information.

In June 2011, our newbuild rig, the Rowan Viking, commenced operations under a 19-month assignment in the UK sector of the North Sea, and our newbuild Rowan Stavanger commenced operations for approximately 180 days of accommodation work in the Norwegian sector of the North Sea.  Following completion of accommodation work, the Rowan Stavanger is expected to commence drilling the first of four wells beginning in late 2011 in the UK and Norwegian sectors of the North Sea under an approximately 10-month commitment.  Two of our four rigs currently under construction (the Joe Douglas and EXL IV) and the Rowan Norway (which was delivered in July 2011 and has a contract with a customer) are expected to be available for service in the fourth quarter of 2011.

As of July 26, 2011, we had ten offshore rigs in the Middle East, seven in the U.S. Gulf of Mexico, six in or en route to the North Sea, one each in Mexico and Trinidad, and four under construction.  Additionally, three rigs were in a

--

Gulf of Mexico shipyard undergoing contract modifications for work beginning later in 2011 in the Middle East, Malaysia, and Trinidad, respectively, and another was mobilizing from Egypt to a shipyard in Singapore before commencing work in Vietnam.  At July 26, 2011, seven of our offshore rigs had drilling contracts estimated to complete in 2011, six had contracts estimated to complete in 2012, three had contracts estimated to complete in 2013, nine had contracts estimated to complete in 2014, one had a contract estimated to complete in 2016, and three were available.

--

KEY PERFORMANCE MEASURES

The following table presents certain key performance measures for our fleet for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues (in thousands):
Gulf of Mexico	$80,970	$79,995	$147,269	$160,936
Middle East	65,286	66,646	133,091	139,381
North Sea	56,452	47,119	102,983	98,613
Other international	19,601	83,588	40,359	163,494
Subtotal - Day rate revenues	222,309	277,348	423,702	562,424
Other revenues(1)	1,188	4,832	5,761	8,256
Total	$223,497	$282,180	$429,463	$570,680

Revenue producing days:
Gulf of Mexico	682	583	1,243	1,153
Middle East	528	467	1,055	917
North Sea	289	175	544	354
Other international	169	364	303	721
Total	1,668	1,589	3,145	3,145

Average day rate:(2)
Gulf of Mexico	$118,724	$137,213	$118,479	$139,580
Middle East	$123,648	$142,711	$126,153	$151,997
North Sea	$195,336	$269,251	$189,307	$278,568
Other international	$115,982	$229,637	$133,198	$226,760
Total	$133,279	$174,542	$134,722	$178,831

Utilization (by location):(3)
Gulf of Mexico	75%	76%	70%	78%
Middle East	58%	57%	58%	56%
North Sea	99%	96%	97%	98%
Other international	62%	100%	61%	100%
Total	70%	75%	68%	75%

Utilization (by classification):(3)
High specification jack-up(4)	84%	98%	83%	98%
Premium jack-up(5)	60%	57%	58%	56%
Conventional jack-up	33%	39%	25%	44%

(1) Other revenues, which are primarily revenues received for contract reimbursable costs, are excluded from the computation of average day rate.
(2) Average day rate is computed by dividing revenues by the number of revenue-producing days.
(3) Utilization is the number of revenue-producing days divided by the aggregate number of days rigs were available to work.
(4) We define high-specification jack-ups as those that have hook load capacity of at least two million pounds.
(5) We define premium jack-ups as those cantilevered rigs capable of operating in water depths of 300 feet or more.

--

RESULTS OF OPERATIONS

Three months ended June 30, 2011, compared to three months ended June 30, 2010

Our operating results for the three months ended June 30, 2011 and 2010 are highlighted below (dollars in millions):

	2011		2010
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$223.5	100%	$282.2	100%
Operating costs	(104.6)	-47%	(105.5)	-37%
Depreciation expense	(40.8)	-18%	(33.9)	-12%
Selling, general and administrative expenses	(21.7)	-10%	(18.6)	-7%
Net gain on property disposals	1.4	1%	-	0%
Charges to settle litigation	(6.1)	-3%	(4.5)	-2%
Operating income	$51.7	23%	$119.7	42%

Revenues for the three months ended June 30, 2011, decreased by $58.7 million or 20.8% compared to the second quarter of 2010 as a result of the following (in millions):

Increase
(Decrease)

Lower average day rates	$(63.9)
Lower rig utilization	(29.3)
Rig additions	38.2
Revenues for reimbursable costs and other, net	(3.7)
Net decrease	$(58.7)

During the period from January 2010 through March 2011, we accepted delivery of six newly constructed rigs, including the EXL I, II and III in the second, third and fourth quarters of 2010, respectively.  These three rigs contributed 225 incremental revenue-producing days in the second quarter of 2011 compared to the second quarter of the prior year.

Operating costs for the second quarter of 2011 were relatively flat compared to the second quarter of 2010 despite the rig additions, as a result of the following (in millions):

Increase
(Decrease)

Rig additions	$12.8
Workers' compensation	1.5
Lower operating costs for Gorilla VI	(4.8)
Reimbursable costs	(3.6)
Cold-stacked rigs	(2.1)
Mobilization costs	(2.0)
Rig insurance	(1.5)
Lower operating costs due to rigs in shipyard	(1.0)
Other, net	(0.2)
Net decrease	$(0.9)

Our operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses and charges to settle litigation) declined to 53% of revenues in 2011 from 63% in the second quarter of 2010, primarily as a result of lower day rates and utilization.  Depreciation expense increased by $6.9 million or 20.4% between periods due to the rig additions.  Selling, general and administrative expenses increased by $3.1 million or 16.7% between periods due primarily to tax consulting fees.

--

During the quarter ended June 30, 2011, we accrued $6.1 million in connection with the settlement of the Textron litigation relating to the loss of the Rowan-Halifax in 2005 (see Note 6 to the financial statements).  Such amount comprises the “Charges to settle litigation” in the Condensed Consolidated Statements of Income.

Charges to settle litigation for the three months ended June 30, 2010, consists of a $4.5 million charge to operations for the expected cost of terminating the Company’s agency agreement in Mexico.

Six months ended June 30, 2011, compared to six months ended June 30, 2010

Our operating results for the six months ended June 30, 2011 and 2010 are highlighted below (dollars in millions):

	2011		2010
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$429.5	100%	$570.7	100%
Operating costs	(215.8)	-50%	(209.9)	-37%
Depreciation expense	(79.0)	-18%	(67.4)	-12%
Selling, general and administrative expenses	(42.5)	-10%	(34.6)	-6%
Net gain on property disposals	1.4	0%	0.3	0%
Charges to settle litigation	(6.1)	-1%	(4.5)	-1%
Operating income	$87.5	20%	$254.6	45%

Revenues for the six months ended June 30, 2011, decreased by $141.2 million or 24.7% compared to the six months ended June 30, 2010, as a result of the following (in millions):

Increase
(Decrease)

Lower average day rates	$(124.0)
Lower rig utilization	(83.1)
Rig additions	68.4
Revenues for reimbursable costs and other, net	(2.5)
Net decrease	$(141.2)

During the period from January 2010 through March 2011, we accepted delivery of six newly constructed rigs, including the Ralph Coffman in the first quarter of 2010 and the EXL I, II and III in the second, third and fourth quarters of 2010, respectively.  These four rigs contributed 438 incremental revenue-producing days in the six months ended June 30, 2011 compared to the comparable period of the prior year.

--

Operating costs for the six months ended June 30, 2011, increased by $5.9 million or 2.8% from the comparable prior year period, as a result of the following (in millions):

Increase
(Decrease)

Rig additions	$24.4
Workers' compensation	3.7
Rig insurance	(1.8)
Lower operating costs due to rigs in shipyard	(2.1)
Mobilization costs	(2.4)
Reimbursable costs	(2.6)
Cold-stacked rigs	(4.5)
Lower operating costs for Gorilla VI	(12.7)
Other, net	3.9
Net increase	$5.9

Our operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses and charges to settle litigation) declined to 50% of revenues in the six months ended June 30, 2011, from 63% in the comparable period of 2010 primarily as a result of lower day rates and utilization.  Depreciation expense increased by $11.6 million or 17.2% between periods due to the rig additions.  Selling, general and administrative expenses increased by $7.9 million or 22.8% due primarily to higher labor costs and tax consulting fees.

During the quarter ended June 30, 2011, we accrued $6.1 million in connection with the settlement of the Textron litigation relating to the loss of the Rowan-Halifax in 2005 (see Note 6 to the financial statements).  Such amount comprises the “Charges to settle litigation” in the Condensed Consolidated Statements of Income.

Charges to settle litigation for the six months ended June 30, 2010, consists of a $4.5 million charge to operations for the expected cost of terminating the Company’s agency agreement in Mexico.

Outlook

Our backlog by geographic area as of July 26, 2011 (the date of our most recent “Rig Fleet and Contract Status” report), and February 25, 2011 (as presented in our Form 10-K for 2010), is set forth below (in millions):

	July 26, 2011	February 25, 2011

Middle East	$1,182	$621
North Sea	917	608
Gulf of Mexico	215	274
Other international	266	156
Total backlog	$2,580	$1,659

--

We estimate our backlog will be realized as follows (in millions):

2011	$462
2012	1,094
2013	467
2014	312
2015	127
2016	118
Total backlog	$2,580

About 64% of our remaining available offshore rig days in 2011 and 58% of available days in 2012 were under contract or commitment as of July 26, 2011.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios as of June 30, 2011, and December 31, 2010, follows.  Balances have been adjusted to exclude assets and liabilities of discontinued operations (dollars in millions):

	June 30,	December 31,
	2011	2010

Cash and cash equivalents	$711.3	$437.5
Current assets	$1,012.3	$791.2
Current liabilities	$356.0	$251.2
Current ratio	2.84	3.15
Current maturities of long-term debt	$52.1	$52.2
Long-term debt, less current maturities	$1,108.0	$1,133.7
Stockholders' equity	$4,278.7	$3,752.3
Long-term debt/total capitalization	0.21	0.23

Reflected in the comparison above are the effects of the following sources and uses of cash and cash equivalents during the six months ended June 30, 2011, together with amounts for the comparable period of 2010.  Sources and uses of cash include those from continuing and discontinued operations (in millions):

	2011	2010

Net cash provided by operating activities	$145.9	$210.3
Proceeds from sale of manufacturing operations	1,044.5	-
Capital expenditures	(931.0)	(210.4)
Decrease in restricted cash	15.3	-
Proceeds from disposals of property and equipment	4.0	0.9
Repayments of borrowings	(26.1)	(32.4)
Proceeds from stock option exercises	16.5	2.9
Excess tax benefits from stock-based compensation	4.7	-
Total net sources (uses)	$273.8	$(28.7)

Operating Cash Flows

Our cash flows from operations in recent quarters have benefited from long-term drilling contracts entered into when rates were significantly higher than current market rates.  Many of these contracts have now been completed.  The impact of these contract completions should be partially offset by the addition of newly constructed rigs to our offshore fleet in 2010 and 2011.  Management believes that cash flows from operating activities, together with existing cash balances, will be sufficient to fund its rig construction, debt service and other cash requirements for the following twelve months.

--

As Rowan’s operations have diversified internationally, a greater portion of our revenues has been generated through foreign subsidiaries whose associated earnings are expected to be permanently invested abroad.  As of June 30, 2011, approximately $62 million of the $711 million cash and cash equivalents was held by foreign subsidiaries. As of June 30, 2011, we had undistributed earnings from foreign subsidiaries in the amount of approximately $177 million.  Given the growing significance of our foreign subsidiaries and their capital needs relative to our domestic operations, we do not expect this permanent foreign investment to create any liquidity constraints for at least the next twelve months.

Investing Activities

On May 31, 2011, the Company entered into contracts with Hyundai Heavy Industries Co., Ltd for the construction of two ultra-deepwater drillships at its Ulsan, Korea, shipyard for delivery in late 2013 and mid 2014, respectively.   Construction cost is expected to be funded from available cash, cash flows from operations and short-term borrowings.

Refer to Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the status of our newbuild rig projects.

Capital expenditures for the first six months of 2011 included the following:

•	$476.0 million towards construction of our two N-Class rigs, the Rowan Stavanger and Rowan Norway;
•	$224.4 million towards construction of the Deepwater 1 and Deepwater 2;
•	$47.1 million towards construction of our third 240C-class rig, the Joe Douglas;
•	$29.2 million towards construction of the EXL IV;
•	$131.8 million for improvements to the existing offshore fleet.

For the remainder of 2011, we expect our capital expenditures to approximate $549 million, including $132 million for the Deepwater 1 and 2, $42 million for the completion of the Rowan Norway, $92 million for completion of the Joe Douglas and the EXL IV, $116 million for upgrades to existing rigs and spare drilling equipment, $117 million pursuant to contractual requirements that will be substantially reimbursed by customers, and $50 million for other.

We expect to fund our capital expenditures for the remainder of 2011 from available cash and cash flows from operations.  We will periodically review and adjust the capital budget as necessary based upon current and forecasted cash flows and liquidity, anticipated market conditions in our offshore drilling business and alternative uses of capital to enhance shareholder value.

On July 19, 2011, we entered into an agreement to sell our land drilling business for $510 million in cash, plus a working capital adjustment currently estimated to be approximately $30 million.  We estimate the after-tax proceeds from the transaction to be approximately $370 million, which we expect to use in our rig construction program.

Financing Activities

In connection with the acquisition of SKDP in 2010, we assumed first and second lien SKDP bonds with a par value of approximately $225 million and $267 million, respectively, as of the acquisition date.  In the third and fourth quarters of 2010, we retired all of the SKDP debt through a combination of open market purchases and redemption,  Certain of the SKDP bondholders disputed our ability to call the debt in 2010; consequently, pending arbitration proceedings, we deposited in escrow with the bond trustee $15.3 million, which was classified as restricted cash on our Consolidated Balance Sheet at December 31, 2010, to cover interest that would accrue on the first lien bonds until their May 2011 call date, and on the second lien bonds until their respective call dates in March and July 2011.  In June 2011, we won both arbitrations and have received the $15.3 million placed in escrow plus our attorneys’ fees and other expenses. The effect of the settlement on second quarter results of operations was not material.

Effective June 30, 2011, we amended and restated our credit agreement dated September 16, 2010 (the “Amended Agreement”), under which we can borrow up to $500 million on a revolving basis through June 30, 2016.  Interest and commitment fees payable under the Amended Agreement are based in part on the Company’s then current credit ratings.  The annual commitment fee is currently 0.25% of the unused commitment, and advances would currently bear interest at Libor plus 1.75% per annum.  There were no amounts drawn under the Amended Agreement at June

--

30, 2011.  The Amended Agreement limits total consolidated indebtedness and contains events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the agreement.

We were in compliance with each of our debt covenants at June 30, 2011, and we do not expect to encounter difficulty complying in the following twelve-month period.

Critical Accounting Policies and Management Estimates

Rowan’s significant accounting policies are presented in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of our Form 10-K for the year ended December 31, 2010.  These policies, and management judgments, assumptions and estimates made in their application underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that our most critical accounting policies and management estimates involve carrying values of long-lived assets, pension and other postretirement benefit liabilities and costs (specifically, assumptions used in actuarial calculations), and income taxes (particularly our estimated reserves for uncertain tax positions), as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

During the six months ended June 30, 2011, there have been no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

Recent Accounting Standards

There have been no new accounting standards issued that are expected to have a material effect on the Company’s financial statements upon adoption.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” as defined by the United States Securities and Exchange Commission (“SEC”), including, without limitation, statements as to the expectations, beliefs and future expected financial performance of the Company that are based on current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected by the Company. Among the factors that could cause actual results to differ materially include worldwide demand for drilling services, worldwide demand and prices for oil, natural gas and other commodities, the level of exploration and development expenditures by energy companies, general economic conditions including inflation, weather conditions in the Company's principal operating areas and environmental and other laws and regulations, among others.  Please see the risk factors in Part II, Item 1A, of this Form 10-Q and the risk factors and forward-looking statement disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding debt at June 30, 2011, consisted of an aggregate principal amount of $1.165 billion of fixed-rate notes bearing a weighted-average annual interest rate of 6.0%.  We believe that our exposure to risk of earnings loss due to changes in market interest rates is not material.

We have a $500 million revolving credit facility that expires June 30, 2016.  There were no borrowings outstanding under the facility at June 30, 2011.

The majority of our transactions are denominated in United States dollars.  In order to reduce the impact of exchange rate fluctuations, we generally require customer payments to be in U.S. dollars and limit foreign currency holdings to the extent they are needed to pay liabilities of foreign operations denominated in local currencies.

Fluctuating commodity prices affect our future earnings materially to the extent that they influence demand for our products and services.  As a general practice, we do not hold or issue derivative financial instruments and had no derivatives outstanding during the periods covered by this report.

--

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

During 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  The Company had leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that Rowan believes to be more than sufficient to satisfy its obligations under the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig.  However, the parties holding interests in the rig under the charter (the “owner interests”) claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value.  Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment.  In November 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner interests filed a counterclaim for a variety of relief, claiming a right to payment under the charter based on a post-casualty rig valuation of approximately $83 million.  The insurance proceeds were placed in escrow.  The district court ultimately granted judgment against Rowan for the difference between (a) what Rowan had already paid to the Owner Trustee out of the escrowed insurance proceeds (approximately $22.9 million) and (b) that rig valuation.  In March 2009, the Court of Appeals for the 14th District of Texas reversed this judgment, holding that the Company’s interpretation of the charter was substantially correct, but directing Rowan to pay an additional amount of approximately $3.2 million due under the charter.  The Company made this payment out of the escrowed insurance proceeds.  In addition, the Court of Appeals remanded the case for further proceedings in the district court to resolve additional issues and to determine the parties’ respective rights to the balance of the escrowed insurance proceeds, which is currently $21.4 million.  The owner interests filed a motion for rehearing of the Court of Appeals’ decision.  In October 2009, the Court of Appeals denied the motion, but issued a substitute opinion to clarify the scope of the remand.  The Court of Appeals again held that the trial court is to resolve issues concerning the proper disposition of excess insurance proceeds.  The Court of Appeals further held that the owner interests’ claim that Rowan breached the charter agreement by failing to maintain adequate insurance remains to be decided by the trial court.  The owner interests filed another motion for rehearing, which motion was denied in January 2010.  In March 2010, the owner interests filed a petition for review in the Supreme Court of Texas.  In June 2011 the parties to the dispute reached an agreement to settle all claims and to dismiss the litigation.  Pursuant to that settlement, Rowan agreed to pay the owner group a net amount of approximately $6.1 million in addition to the escrowed insurance proceeds.

Rowan is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. The Company believes that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on its financial position, results of operations or cash flows.

--

Item 1A.  Risk Factors

We are subject to operating risks such as blowouts and well fires that could result in environmental damage, property loss, personal injury and death, some of which may not be covered by insurance or recoverable indemnification.

The Company maintains insurance coverage for damage to our drilling rigs, third-party liability, workers’ compensation and employers’ liability, sudden and accidental pollution and other coverage.  Our insurance coverage is subject to deductibles and self-insured retentions which must be met prior to any recovery.  Additionally, our insurance is subject to exclusions and limitations, and we can provide no assurance that such coverage will adequately protect us against liability from all potential consequences and damages.

Our current insurance policies provide coverage for loss or damage to our onshore and offshore fleet of drilling rigs on an agreed value basis (which varies by unit) subject to a deductible of $25 million per occurrence for offshore units and $750,000 per occurrence for onshore units.  This coverage does not include damage arising from a United States Gulf of Mexico named windstorm, for which we are self-insured.

We maintain insurance policies providing coverage for liability associated with negative environmental impacts of a sudden and accidental pollution event, third-party liability, employers’ liability (including Jones Act liability), auto liability and aviation liability, and these policies are subject to various deductibles and underlying limits.  In addition, we maintain excess liability coverage with an annual aggregate limit of $700 million subject to a self-insured retention of $10 million (except in cases of removal-of-rig-wreck due to Gulf of Mexico windstorm, which has a self-insured retention of $200 million).

Our rig physical damage and liability insurance renews each June.  Due to recent industry losses, including the Macondo accident, it may be impossible to secure coverage of a similar nature and with similar limits for the same costs.

Our drilling contracts generally indemnify the Company for injuries and death of our customers’ employees and loss or damage to our customers’ property.  Our service agreements generally indemnify the Company for injuries and death of our service providers’ employees.

You should carefully consider this and other risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, before deciding to invest in Rowan Common Stock.

--

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our common stock for the periods indicated:

Month ended	Total number of shares purchased 1	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs 2	Maximum number of shares that may yet be purchased under the plans or programs

April 30, 2011	21,191	$46.07	-	1,524,600
May 31, 2011	61,077	$40.32	-	1,524,600
June 30, 2011	10,518	$37.42	-	1,524,600
Total	92,786	$41.30	-

1 The total number of shares purchased includes (i) shares purchased, if any, pursuant to a publicly announced program described in note 2 below and (ii) shares withheld by us to satisfy tax withholding obligations in connection with stock-based compensation issued to employees. All shares acquired during the three months ended June 30, 2011, were in connection with stock-based compensation.

2 In 1998, our Board of Directors authorized us to purchase up to eight million shares of our common stock. We last purchased shares under this program in 2002 and have no plans to purchase additional shares at the present time.

At June 30, 2011, we had approximately $701 million of cash available for distribution to stockholders under provisions of our debt agreements.  The Company has no current plans to pay a dividend.

Item 6.  Exhibits

The following is a list of exhibits filed with this Form 10-Q.  Each of the following exhibits is filed herewith, unless otherwise indicated below as being incorporated by reference to another filing of the Company:

10.1
Amended and Restated Credit Agreement dated June 30, 2011, among Rowan Companies, Inc., as Borrower, the Lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender and Citibank, N.A., DnB Nor Bank ASA and Royal Bank of Canada, as Co-Syndication Agents.

10.2
Stock Purchase Agreement dated May 13, 2011, between Rowan Companies, Inc., as seller, and Joy Global Inc., as buyer, relating to the sale of all the outstanding equity interests in LeTourneau Technologies, Inc., a wholly owned subsidiary of the Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 18, 2011).

10.3
Purchase and sale agreement dated July 19, 2011, among Rowan Companies, Inc., as seller, and Ensign United States Drilling (S.W.) Inc., as buyer, and Ensign Energy Services Inc., as guarantor of the buyer’s performance under the agreement, relating to the sale of all the outstanding equity interests in Rowan Drilling Company LLC, a wholly owned subsidiary of the Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 20, 2011).

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

ROWAN COMPANIES, INC.
(Registrant)

Date: August 4, 2011	/s/ W. H. WELLS
W. H. Wells
Senior Vice President,
Chief Financial Officer and Treasurer

Date: August 4, 2011	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Vice President and Controller
(Chief Accounting Officer)