Form 10-Q
period 2011-09-30
ROWAN COMPANIES INC
filed 2011-11-03
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

The number of shares of common stock, $0.125 par value, outstanding at October 31, 2011, was 124,980,208.

ROWAN COMPANIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$892,560	$437,479
Restricted cash	-	15,265
Receivables - trade and other	325,164	269,896
Prepaid expenses and other current assets	48,427	31,646
Deferred tax assets - net	-	36,945
Assets of discontinued operations (Note 2)	39,940	984,022
Total current assets	1,306,091	1,775,253

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	5,346,519	3,799,902
Construction in progress	1,171,261	1,584,802
Other property and equipment	140,542	145,698
Property, plant and equipment - gross	6,658,322	5,530,402
Less accumulated depreciation and amortization	1,310,464	1,185,880
Property, plant and equipment - net	5,347,858	4,344,522

Other assets	104,580	97,682

TOTAL ASSETS	$6,758,529	$6,217,457

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except shares)
(Unaudited)

	September 30,	December 31,
	2011	2010
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$45,023	$52,166
Accounts payable - trade	95,574	66,766
Deferred revenues	39,721	7,748
Accrued compensation and related employee costs	26,765	77,926
Accrued income taxes	223,199	10,847
Accrued interest	11,016	25,962
Other current liabilities	6,692	9,804
Liabilities of discontinued operations (Note 2)	34,030	278,011
Total current liabilities	482,020	529,230

Long-term debt - less current maturities	1,102,935	1,133,745
Other liabilities	291,849	251,145
Deferred income taxes - net	483,202	551,027
Commitments and contingent liabilities (Note 6)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, issuable in series:
Series A Junior Preferred Stock, 1,500,000 shares authorized, none issued	-	-
Common stock, $0.125 par value, 150,000,000 shares authorized; 127,548,322 shares and
126,346,627 shares issued at September 30, 2011 and December 31, 2010, respectively	15,944	15,794
Additional paid-in capital	1,470,850	1,433,999
Retained earnings	3,141,261	2,449,521
Cost of 2,584,114 and 52,408 treasury shares, respectively	(84,037)	(1,509)
Accumulated other comprehensive loss	(145,495)	(145,495)
Total stockholders' equity	4,398,523	3,752,310

TOTAL LIABILITIES AND EQUITY	$6,758,529	$6,217,457

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010

REVENUES	$234,698	$238,559	$664,161	$809,239

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	129,767	106,941	345,558	316,849
Depreciation and amortization	50,306	35,065	129,267	102,447
Selling, general and administrative	22,629	20,640	65,172	55,258
Loss (gain) on disposals of property and equipment	14	695	(1,408)	406
Charges to settle litigation (Note 8)	20	750	6,120	5,250
Total costs and expenses	202,736	164,091	544,709	480,210

INCOME FROM OPERATIONS	31,962	74,468	119,452	329,029

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(4,233)	(8,130)	(17,001)	(19,061)
Interest income	277	449	338	821
Other - net	(458)	(307)	(1,177)	2
Total other income (expense) - net	(4,414)	(7,988)	(17,840)	(18,238)

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	27,548	66,480	101,612	310,791
Provision (benefit) for income taxes	(3,876)	6,338	(1,010)	78,270

NET INCOME FROM CONTINUING OPERATIONS	31,424	60,142	102,622	232,521

DISCONTINUED OPERATIONS (Note 2):
Income (loss) from discontinued operations, net of tax	(1,213)	7,029	1,047	(9,811)
Gain on sale of discontinued operations, net of tax	163,598	-	588,071	-
Discontinued operations, net of tax	162,385	7,029	589,118	(9,811)

NET INCOME	$193,809	$67,171	$691,740	$222,710

INCOME (LOSS) PER SHARE - BASIC:
Income from continuing operations	$0.25	$0.52	$0.82	$2.03
Discontinued operations	$1.30	$0.06	$4.69	$(0.09)
Net income	$1.55	$0.58	$5.51	$1.95

INCOME (LOSS) PER SHARE - DILUTED:
Income from continuing operations	$0.25	$0.51	$0.81	$2.00
Discontinued operations	$1.28	$0.06	$4.64	$(0.08)
Net income	$1.53	$0.57	$5.45	$1.92

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

CASH PROVIDED BY (USED IN) OPERATIONS:
Net income	$691,740	$222,710
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	150,236	139,303
Material charges (Note 2)	-	42,024
Deferred income taxes	(30,880)	12,246
Provision for pension and postretirement benefits	12,059	29,112
Stock-based compensation expense	14,264	11,330
Gain on disposals of property, plant and equipment	(3,932)	575
Gain on sale of manufacturing operations	(662,448)	-
Gain on sale of land drilling operations	(214,803)	-
Postretirement benefit claims paid	(2,188)	(2,474)
Contributions to pension plans	(53,169)	(49,688)
Changes in current assets and liabilities:
Receivables - trade and other	(41,570)	(23,825)
Inventories	(104,468)	27,336
Prepaid expenses and other current assets	(3,538)	(7,538)
Accounts payable	60,785	(9,981)
Accrued income taxes	212,352	(33,274)
Deferred revenues	44,929	(39,326)
Billings in excess of costs and estimated profits on uncompleted contracts	29,493	(17,147)
Other current liabilities	(7,449)	(10,748)
Net changes in other noncurrent assets and liabilities	36,596	(10,354)
Net cash provided by operations	128,009	280,281

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(1,155,108)	(316,561)
Proceeds from sale of manufacturing operations	1,050,720	-
Proceeds from sale of land drilling operations	509,818	-
Decrease in restricted cash	15,265	-
Net cash used in acquisition of SKDP	-	(17,681)
Proceeds from disposals of property, plant and equipment	5,478	2,953
Net cash provided by (used in) investing activities	426,173	(331,289)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings, net of issue costs	-	395,517
Repayments of borrowings	(38,412)	(96,061)
Payments to acquire treasury stock	(80,924)	-
Excess tax benefits from stock-based compensation	5,128	(42)
Proceeds from stock options and other	15,107	4,675
Net cash (used in) provided by financing activities	(99,101)	304,089

INCREASE IN CASH AND CASH EQUIVALENTS	455,081	253,081
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	437,479	639,681
CASH AND CASH EQUIVALENTS, END OF PERIOD	$892,560	$892,762

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders' equity

Balance, December 31, 2009	113,833	$14,237	$1,078,337	$2,169,526	$(1,409)	$(150,321)	$3,110,370
Stock issued in acquisition of SKDP	11,725	$1,466	$336,441				337,907
Stock issued under share-based compensation plans	636	89	4,645	-	(2,577)	-	2,157
Stock-based compensation	-	-	10,469	-	-	-	10,469
Excess tax benefit from stock-based compensation plans	-	-	(42)	-	-	-	(42)
Net income	-	-	-	222,710	-	-	222,710
Balance, September 30, 2010	126,194	$15,792	$1,429,850	$2,392,236	$(3,986)	$(150,321)	$3,683,571

Balance, December 31, 2010	126,294	$15,794	$1,433,999	$2,449,521	$(1,509)	$(145,495)	$3,752,310
Stock issued under share-based compensation plans	1,178	150	14,957	-	(1,604)	-	13,503
Shares reacquired	(2,508)	-	-	-	(80,924)	-	(80,924)
Stock-based compensation	-	-	16,766	-	-	-	16,766
Excess tax benefit from stock-based compensation plans	-	-	5,128	-	-	-	5,128
Net income	-	-	-	691,740	-	-	691,740
Balance, September 30, 2011	124,964	$15,944	$1,470,850	$3,141,261	$(84,037)	$(145,495)	$4,398,523

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

In June and September 2011, the Company completed the sales of its manufacturing and land drilling operations, respectively.  Our manufacturing operations were previously reported as the “Drilling Products and Systems” and the “Mining, Forestry and Steel Products” segments, and our land drilling operations were previously reported as a component of our “Drilling Services” segment.  The Company does not currently segment its remaining offshore drilling business for reporting purposes.  Results of manufacturing and land drilling operations have been reclassified to discontinued operations for all periods presented (see Note 2).

Note 2 – Discontinued Operations

On June 22, 2011, the Company completed the sale of its wholly owned manufacturing subsidiary, LeTourneau Technologies, Inc, (“LeTourneau”), at a price of $1.1 billion in cash, less a post-closing working capital adjustment in the amount of $46.7 million, and recognized a gain on sale of $660.9 million ($424.5 million, net of tax) in the second quarter of 2011.  The operations of LeTourneau have been included in “Discontinued operations, net of tax,” in the Condensed Consolidated Statements of Income for all periods presented.

In connection with the sale, the Company entered into certain other agreements with LeTourneau including a facilities lease agreement, an employee services agreement, and an amendment to the construction contract for the Joe Douglas drilling rig in order for the Company to direct the completion of construction, commissioning and delivery of such rig.  The lease and employee services agreements shall terminate at the earliest of (i) 120 days following completion of construction, (ii) one year following the Closing Date or (iii) the effective date of any other termination of the lease or employee services agreements pursuant to the agreements.  Costs incurred in connection with the facilities lease and employee services agreements will be capitalized as part of the cost of the rig.

On September 1, 2011, the Company completed the sale of its land drilling services business for $510 million in cash, plus an estimated working capital adjustment of approximately $27 million, and recognized a gain on sale of approximately $214.8 million ($155.0 million, net of tax) in the third quarter of 2011.  The results of land drilling services have been reclassified to discontinued operations for all periods presented.

The following table sets forth the components of “Discontinued operations, net of tax,” for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	2011			2010
	Manufacturing	Drilling	Total	Manufacturing	Drilling	Total
Three months ended September 30:
Revenues	$-	$35,804	$35,804	$147,998	$51,388	$199,386

Pretax income (loss)	$(8,449)	$6,429	$(2,020)	$8,324	$8,423	$16,747
Provision (benefit) for
taxes on income	(312)	(495)	(807)	6,721	2,997	9,718
Income (loss) from discontinued
operations, net of tax	(8,137)	6,924	(1,213)	1,603	5,426	7,029

Pretax gain on sale of
discontinued operations	9,571	214,803	224,374	-	-	-
Provision for tax on gain on sale	990	59,786	60,776	-	-	-
Gain on sale of discontinued
operations, net of tax	8,581	155,017	163,598	-	-	-

Discontinued operations, net of tax	$444	$161,941	$162,385	$1,603	$5,426	$7,029

	Manufacturing	Drilling	Total	Manufacturing	Drilling	Total
Nine months ended September 30:
Revenues	$224,488	$128,318	$352,806	$411,178	$139,969	$551,147

Pretax income (loss)	$(9,399)	$16,083	$6,684	$(24,194)	$14,696	$(9,498)
Provision (benefit) for
taxes on income	2,694	2,943	5,637	(4,926)	5,239	313
Income (loss) from discontinued
operations, net of tax	(12,093)	13,140	1,047	(19,268)	9,457	(9,811)

Pretax gain on sale of
discontinued operations	670,448	214,803	885,251	-	-	-
Provision for tax on gain on sale	237,394	59,786	297,180	-	-	-
Gain on sale of discontinued
operations, net of tax	433,054	155,017	588,071	-	-	-

Discontinued operations, net of tax	$420,961	$168,157	$589,118	$(19,268)	$9,457	$(9,811)

During the first quarter of 2010, the Drilling Products and Systems Manufacturing segment performed an assessment of its Houston-based raw materials and supplies inventory.  As a result, the Company increased its inventory valuation reserve by approximately $42.0 million and recorded a corresponding charge to its operations during the period to reflect a reduction in the estimated realizable value of items that were deemed to be nonconforming or slow-moving.  Such amount is included in discontinued operations for manufacturing for the nine months ended September 30, 2010.

The following assets and liabilities have been segregated and included in “Assets of discontinued operations” and “Liabilities of discontinued operations,” as appropriate, in the Condensed Consolidated Balance Sheets at September 30, 2011, and December 31, 2010 (in thousands):

	September 30, 2011			December 31, 2010
	Manufacturing	Drilling	Total	Manufacturing	Drilling	Total

Cash and cash equivalents	$-	$-	$-	$-	$-	$-
Receivables - trade and other	-	-	-	106,705	41,280	147,985
Inventories - raw materials and supplies	-	-	-	277,527	-	277,527
Inventories - work-in-progress	-	-	-	70,114	-	70,114
Inventories - finished goods	-	-	-	212	-	212
Prepaid expenses and other current assets	-	-	-	37,368	332	37,700
Property and equipment, net	-	-	-	137,624	311,291	448,915
Other assets	22,111	17,829	39,940	1,569	-	1,569
Assets of discontinued operations	$22,111	$17,829	$39,940	$631,119	$352,903	$984,022

Accounts payable - trade	$-	$-	$-	$44,223	$5,876	$50,099
Deferred revenues	20,122	-	20,122	143,950	1,748	145,698
Billings in excess of costs and estimated
profits on uncompleted contracts	-	-	-	7,915	-	7,915
Accrued compensation and related costs	-	-	-	20,217	2,738	22,955
Other current liabilities	10,208	3,700	13,908	47,737	3,607	51,344
Liabilities of discontinued operations	$30,330	$3,700	$34,030	$264,042	$13,969	$278,011

In connection with the sale of LeTourneau, the Company took ownership of a land rig that LeTourneau was constructing on behalf of a customer, plus a related customer deposit.  The Company is holding the asset for sale.  The asset and related deposit are classified as other assets and deferred revenues, respectively, at September 30, 2011, in the table above.

Note 3 – Earnings Per Share

A reconciliation of basic and diluted shares for the three and nine months ended September 30, 2011 and 2010 follows (in thousands):

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2011	2010	2011	2010

Average common shares outstanding - basic	125,237	116,721	125,546	114,265
Effect of dilutive securities - stock-based compensation	1,207	1,728	1,410	1,759
Average common shares - diluted	126,444	118,449	126,956	116,024

There were no adjustments to net income required for purposes of computing diluted earnings per share.  Net income per share may not equal the sum of per share earnings from continuing and discontinued operations due to roundings.

Options and other potentially dilutive securities are antidilutive and excluded from the dilutive calculations when their exercise or conversion price exceeds the average stock market price during the period.  The following table sets forth the shares excluded from the diluted calculations for the three and nine months ended September 30, 2011 and 2010, because they were antidilutive.  Such securities could potentially dilute earnings per share in the future (in thousands):

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2011	2010	2011	2010

Employee and director stock options	42	163	42	163
Stock appreciation rights and other	314	179	257	173
Total potentially dilutive shares	356	342	299	336

Note 4 – Pension and Other Postretirement Benefits

Rowan sponsors defined benefit pension plans covering substantially all of its employees, and provides health care and life insurance benefits upon retirement for certain employees.

During the three months ended September 30, 2011, the Company recognized a pension curtailment gain of approximately $12 million in connection with the sale of its land drilling division.  Such gain is classified within discontinued operations.  Net periodic pension cost recognized for the three and nine months ended September 30, 2011 and 2010 included the following components (in thousands):

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2011	2010	2011	2010

Service cost	$3,142	$4,013	$9,323	$11,907
Interest cost	7,802	7,822	23,152	23,211
Expected return on plan assets	(8,445)	(7,695)	(25,058)	(22,833)
Recognized actuarial (gain) loss	(7,221)	5,357	4,294	15,978
Amortization of prior service cost	(1,684)	(1,683)	(4,996)	(4,995)
Total net pension cost	$(6,406)	$7,814	$6,715	$23,268
Less: Discontinued operations	(11,450)	3,473	(6,855)	10,990
Continuing operations	$5,044	$4,341	$13,570	$12,278

Other postretirement benefit cost recognized for the three and nine months ended September 30, 2011 and 2010 included the following components (in thousands):

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2011	2010	2011	2010

Service cost	$547	$595	$1,623	$1,767
Interest cost	1,064	1,160	3,158	3,442
Recognized actuarial loss	75	98	221	293
Amortization of transition obligation	167	167	495	495
Amortization of prior service cost	(52)	(51)	(153)	(153)
Total other postretirement benefit cost	$1,801	$1,969	$5,344	$5,844
Less: Discontinued operations	399	556	1,618	1,919
Continuing operations	$1,402	$1,413	$3,726	$3,925

During the nine months ended September 30, 2011, Rowan contributed $55.4 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $1.0 million during the remainder of 2011.

Under the terms of the sales of LeTourneau and the Company’s land drilling operations, the Company retained pension assets and liabilities related to employees of the former subsidiaries.  As a result of the sales, the Company may be required to make additional contributions to the plan in excess of currently estimated amounts.  Management does not believe that any such additional contributions will have a material effect on the Company’s financial position, results of operations or cash flows.

Note 5 – Cash and Cash Equivalents

Certain debt securities which are collateralized by rigs are government guaranteed through the Title XI program of the U.S. Department of Transportation’s Maritime Administration (“MARAD”).  At the Company’s request, MARAD has waived certain windstorm insurance coverage requirements under the loan agreements, for which the Company agreed to a covenant to maintain a minimum cash balance of up to $25 million.  The minimum amount varies depending on the geographical location of rigs, and is currently $10 million.  Rowan remains subject to restrictions on the use of certain insurance proceeds should the Company experience future damage to collateralized rigs.  Each of these security provisions will be released by MARAD should Rowan be able to obtain windstorm coverage that satisfies the original terms of its debt agreements.

Note 6 – Commitments and Contingent Liabilities

In May 2011, the Company entered into contracts with Hyundai Heavy Industries Co., Ltd for the construction of two ultra-deepwater drillships at its Ulsan, Korea, shipyard for delivery in late 2013 and mid 2014, respectively.  On October 31, the Company exercised its option for an additional drillship of the same specifications for delivery in the fourth quarter of 2014. See Note 9, “Subsequent Events.”

The following table presents the status of the Company’s rig construction program as of September 30, 2011, and includes the status of rigs that have been delivered from the shipbuilder but are not yet on location.  Amounts include capitalized interest and, in the case of the drillships, an estimate for project contingencies (in millions):

	Actual or expected delivery date	Total estimated project costs	Total costs incurred through Sept. 30, 2011	Projected costs for the remainder of 2011	Projected costs in 2012	Projected costs in 2013	Projected costs in 2014	Total future costs

Norway	Jun-11	$488	$470	$18	$-	$-	$-	$18
EXL IV	Oct-11	195	192	3	-	-	-	3
Joe Douglas	Dec-11	259	252	7	-	-	-	7
Ultra-deepwater Drillship 1	Dec-13	740	173	7	74	468	18	567
Ultra-deepwater Drillship 2	Jun-14	738	61	115	49	137	376	677
Total rigs under construction		$2,420	$1,148	$150	$123	$605	$394	$1,272

Rowan periodically employs letters of credit or other bank-issued guarantees in the normal course of its businesses, and had outstanding letters of credit of approximately $60.8 million at September 30, 2011.

During 2005, Rowan lost four offshore rigs, including the Rowan-Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  The Company had leased the Rowan-Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that Rowan believes to be more than sufficient to satisfy its obligations under the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig.  However, the parties holding interests in the rig under the charter claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value.  Thus, Rowan assumed no insurance proceeds related to the Rowan-Halifax and recorded a charge during 2005 for the full carrying value of its equipment.  In November 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan-Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner interests filed a counterclaim for a variety of relief, claiming a right to payment under the charter based on a post-casualty rig valuation of approximately $83 million.  The insurance proceeds were placed in escrow.  The district court ultimately granted judgment against Rowan for the difference between (a) what Rowan had already paid to the Owner Trustee out of the escrowed insurance proceeds (approximately $22.9 million) and (b) that rig valuation.  In March 2009, the Court of Appeals for the 14th District of Texas reversed this judgment, holding that the Company’s interpretation of the charter was substantially correct, but directing Rowan to pay an additional amount of approximately $3.2 million due under the charter.  The Company made this payment out of the escrowed insurance proceeds.  In addition, the Court of Appeals remanded the case for further proceedings in the district court to resolve additional issues and to determine the parties’ respective rights to the balance of the escrowed insurance proceeds, which is currently $21.4 million.  The owner interests filed a motion for rehearing of the Court of Appeals’ decision.  In October 2009, the Court of Appeals denied the motion, but issued a substitute opinion to clarify the scope of the remand.  The Court of Appeals again held that the trial court is to resolve issues concerning the proper disposition of excess insurance proceeds.  The Court of Appeals further held that the owner interests’ claim that Rowan breached the charter agreement by failing to maintain adequate insurance remains to be decided by the trial court.  The owner interests filed another motion for rehearing, which motion was denied in January 2010.  In March 2010, the owner interests filed its petition for review in the Supreme Court of Texas.  In June 2011 the parties to the dispute reached an agreement to settle all claims and to dismiss the litigation.  Pursuant to that settlement, Rowan agreed to pay the owner group a net amount of approximately $6.1 million in addition to the escrowed insurance proceeds.  Consequently, in June 2011, the Company accrued $6.1 million in connection with the settlement, which was paid in the third quarter and which is classified as “Charges to settle litigation” in the Condensed Consolidated Statements of Income.

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

In June 2011, upon consummation of the LeTourneau sale, unvested awards granted under the Rowan Plan to LeTourneau employees became fully vested, and the Company recognized noncash stock-based compensation expense of $1.5 million in the second quarter attributable to such accelerated vesting.  In September 2011, upon the sale of the Company’s land drilling business, awards granted to land employees became fully vested, and the Company recognized noncash stock-based compensation expense of $2.0 million in the third quarter.  Such amounts are classified as components of “Income from discontinued operations” in the Condensed Consolidated Statements of Income.

At September 30, 2011, the Company had approximately $28.4 million of unrecognized future stock-based compensation, which is expected to be recognized as compensation expense over a remaining weighted-average period of 1.9 years.

LeTourneau Technologies, Inc. Incentive Plan

In December 2010, the Company adopted the LeTourneau Technologies, Inc. Incentive Plan, effective January 1, 2011 (the “LeTourneau Plan”), under which the compensation committee of the board of directors of Rowan (the “Compensation Committee”) could grant to LeTourneau employees stock appreciation rights (“LeT SARs”) and restricted stock units (“LeT RSUs) denominated in common stock of LeTourneau.  Effective January 1, 2011, the Company granted to 50 LeTourneau employees LeT SARs and LeT RSUs with a fair value aggregating $5.3 million.

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

In June 2011, all awards granted under the LeTourneau Plan became fully vested and payable in cash under the change-in-control provisions of the plan as a result of the sale of LeTourneau.  The Company’s share of such cost was $2.1 million, which is classified within discontinued operations in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2011.

 Note 8 – Other Financial Statement Disclosures

Long-term Debt –Effective June 30, 2011, the Company amended and restated its credit agreement dated September 16, 2010 (the “Amended Agreement”), under which the Company may borrow up to $500 million on a revolving basis through June 30, 2016.  Interest and commitment fees payable under the Amended Agreement are based in part on the Company’s then current credit ratings.  The annual commitment fee is currently 0.25% of the unused commitment, and advances would currently bear interest at Libor plus 1.75% per annum.  There were no amounts drawn under the Amended Agreement at September 30, 2011.  The Amended Agreement limits total consolidated indebtedness and contains events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the agreement.  As a result of the effective termination of the prior credit agreement, the Company wrote off unamortized issue costs of $0.7 million, which was included in interest expense in the second quarter of 2011.

Fair Values of Financial Instruments – The carrying amounts of the Company’s cash and cash equivalents, trade receivables and trade payables approximated their fair values due to their short maturities.  As of September 30, 2011, the fair values of the Company’s debt, which had an aggregate carrying value of $1.148 billion, approximated $1.287 billion.  Fair values of the Company’s debt were estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Stockholders’ Equity – On August 8, 2011, the Company announced that its board of directors approved a program to repurchase up to $100 million of the Company’s common stock.  During the quarter ended September 30, 2011, the Company repurchased 2.5 million shares at a cost of $80.9 million.  On November 1, 2011, the Company announced that its board of directors increased the amount authorized for repurchase from $100 million to $150 million.

Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $38.7 million and $29.9 million at September 30, 2011 and 2010, respectively.  Interest capitalized in connection with rig construction projects totaled $13.9 million and $39.6 million in the three and nine months ended September 30, 2011, as compared to $10.0 million and $25.0 million, respectively, in the comparable periods of the prior year.

Other Comprehensive Income – Rowan had no items of other comprehensive income during the three or nine months ended September 30, 2011 or 2010.

Charges to Settle Litigation – Charges to settle litigation for the nine months ended September 30, 2011, consisted of a $6.1 million charge to operations in the second quarter of 2011 for the settlement of the Textron litigation.

Charges to settle litigation for the nine months ended September 30, 2010, consisted of a $5.3 million charge to operations for the expected cost of terminating the Company’s agency agreement in Mexico.

Income Taxes – Historically, the Company has conducted its foreign operations through its U.S. subsidiaries, which resulted in income tax at the U.S. statutory rate of 35%.  In late 2009, the Company began operating many of its foreign-based rigs through its international subsidiaries, and has asserted that such earnings are permanently reinvested abroad.

In accordance with generally accepted accounting principles, the Company estimates its full-year effective tax rate and applies this rate to its year-to-date pretax income.  In addition, the Company separately calculates the tax impact of unusual items, if any.  For the three and nine months ended September 30, 2011, the Company’s consolidated effective tax rates applicable to income from continuing operations were benefits of approximately 14.1% and 1.0%, respectively, as compared to provisions of 9.5% and 25.2%, respectively, for the comparable prior year periods.  The benefits in 2011 were principally the result of the 2011 amortization of benefit related to outbounding certain rigs into offshore subsidiaries, the sales of the Company’s manufacturing and land drilling operations, which were subject to a 35% U.S. statutory rate, and a greater proportion of income expected to be earned in lower-tax foreign jurisdictions in 2011 as compared to 2010.  The lower rate in the three months ended September 30, 2010, as compared to the nine months then ended was due to the quarterly effect of outbounding certain rigs into our offshore subsidiaries in the third quarter of 2010, which resulted in lowering the estimated annual effective tax rate from 29% to 25%.

Note 9 – Subsequent Events

On October 31, the Company exercised its option with Hyundai Heavy Industries Co., Ltd for the construction of one additional ultra-deepwater drillship of the same specifications as the two drillships currently under construction (See Note 6).   The shipyard contract price is $559.6 million.  Twenty percent of the contract price is due in early November 2011, ten percent is due on May 3, 2012, and the balance will be due on delivery of the drillship in the fourth quarter of 2014.  The Company estimates that as much as another $175 million will be included in the final cost of the drillship, including amounts spent for owner-furnished equipment and project supervision as well as estimates for project contingencies and capitalized interest, which will be incurred throughout the construction period.  The agreement with Hyundai also includes an option exercisable in February of 2012 for an additional drillship of the same specifications for delivery in the first half of 2015.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

As previously reported, in June and September 2011 we sold our manufacturing and land drilling businesses, respectively.  As a result, such operations have been classified as discontinued operations in the accompanying financial statements for all periods presented.  Our manufacturing operations were previously reported as the “Drilling Products and Systems” and the “Mining, Forestry and Steel Products” segments, and our land drilling operations were previously reported as a component of our “Drilling Services” segment.  The Company does not currently segment its remaining offshore drilling business for reporting purposes.  Prior period results of operations and the related discussions which follow have been revised to conform to the current period presentation.

Net income from continuing operations declined to $31.4 million in the third quarter of 2011 from $60.1 million in the third quarter of 2010, due primarily to lower day rates and utilization of our existing rigs, which more than offset the impact of fleet additions over the periods.  The effective tax rate was a benefit of 14.1% in the third quarter of 2011, as compared to a provision of 9.5% in the third quarter of 2010, primarily due to the 2011 amortization of benefit related to outbounding certain rigs into our offshore subsidiaries and a greater proportion of income projected to be earned in lower-tax foreign jurisdictions in 2011 as compared to 2010.

Net income from continuing operations declined to $102.6 million in the nine months ended September 30, 2011, from $232.5 million in the comparable period of 2010, due primarily to lower day rates and utilization of our existing rigs, which more than offset the impact of fleet additions over the periods.  The effective tax rate was a benefit of 1.0% in the first nine months of 2011 as compared to a provision of 25.2% in the same period of 2010 primarily due to the 2011 amortization of benefit related to outbounding certain rigs into our offshore subsidiaries and a greater proportion of income projected to be earned in lower-tax foreign jurisdictions in 2011 as compared to 2010.

Our financial performance during the quarter was negatively impacted by the effects of rig moves and upgrades as we prepared for several new contracts.  During the quarter, we had nine rigs moving to, or preparing for, new contracts, and several of those projects took longer than anticipated.  The combined effect of being off day rate longer than expected and the higher repair and maintenance expense that accompanies most upgrade projects hurt our third quarter performance and will have an impact on the fourth quarter as well, after which all of those nine rigs are expected to be on contract.

Except for the impact of shipyard and moving delays, we have maintained a high level of utilization for our higher-specification rigs and have continued to be successful in obtaining contractual commitments for our newly constructed high-specification jack-ups, as oil and gas companies have increasingly sought more capable equipment to meet more demanding drilling requirements.  The market for our less capable rigs, however, continues to be soft, and those rigs have experienced extended periods of idle time.  We believe this segmentation of demand based on rig capability will continue.  Utilization of our high-specification jack-ups for the quarter ended September 30, 2011 was 78%, as compared to 39% and 33% for our premium and conventional jack-ups, respectively.  For the nine months ended September 30, 2011, utilization of our high-specification jack-ups was 81%, as compared to 51% and 28% for our premium and conventional jack-ups, respectively.  We define high-specification jack-ups as those that have hook load capacity of at least two million pounds and premium jack-ups as those cantilevered rigs capable of operating in water depths of 300 feet or more.

As of October 26, 2011, we had ten jack-ups in the Middle East plus one en route to the Middle East, eight in the U.S. Gulf of Mexico, six in the North Sea, two in Trinidad, one each in Mexico and Vietnam, and one nearing completion of construction.  Additionally, one rig was in a Singapore shipyard in preparation for a contract in Malaysia expected to commence later in 2011.  At October 26, 2011, four of our rigs had drilling contracts estimated to complete in 2011, twelve had contracts estimated to complete in 2012, two had contracts estimated to complete in 2013, nine had contracts estimated to complete in 2014, one had a contract estimated to complete in 2016, and three were available.

KEY PERFORMANCE MEASURES

The following table presents certain key performance measures for our fleet for the three and nine months ended September 30, 2011 and 2010:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2011	2010	2011	2010

Revenues (in thousands):
Gulf of Mexico	$54,758	$64,132	$202,027	$225,068
Middle East	63,218	71,905	196,309	211,286
North Sea	95,816	35,661	198,799	134,274
Other international	19,192	60,966	59,550	224,460
Subtotal - Day rate revenues	232,984	232,664	656,685	795,088
Other revenues(1)	1,714	5,895	7,476	14,151
Total	$234,698	$238,559	$664,161	$809,239

Revenue producing days:
Gulf of Mexico	473	508	1,716	1,661
Middle East	504	548	1,559	1,465
North Sea	426	183	970	537
Other international	166	341	469	1,062
Total	1,569	1,580	4,714	4,725

Average day rate:(2)
Gulf of Mexico	$115,767	$126,244	$117,731	$135,502
Middle East	$125,433	$131,214	$125,920	$144,223
North Sea	$224,920	$194,869	$204,947	$250,045
Other international	$115,614	$178,786	$126,972	$211,356
Total	$148,492	$147,256	$139,305	$168,273

Utilization (by location):(3)
Gulf of Mexico	72%	61%	70%	72%
Middle East	50%	66%	55%	60%
North Sea	93%	99%	95%	98%
Other international	37%	93%	50%	97%
Total	61%	72%	65%	74%

Utilization (by classification):(3)
High-specification jack-up(4)	78%	93%	81%	96%
Premium jack-up(5)	39%	64%	51%	59%
Conventional jack-up	33%	7%	28%	32%

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

RESULTS OF OPERATIONS

Three months ended September 30, 2011, compared to three months ended September 30, 2010

Our operating results for the three months ended September 30, 2011 and 2010 are highlighted below (dollars in millions):

	2011		2010
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$234.7	100%	$238.6	100%
Operating costs	(129.8)	-55%	(106.9)	-45%
Depreciation expense	(50.3)	-21%	(35.1)	-15%
Selling, general and administrative expenses	(22.6)	-10%	(20.6)	-9%
Net loss on property disposals	-	0%	(0.7)	0%
Charges to settle litigation	-	0%	(0.8)	0%
Operating income	$32.0	14%	$74.5	31%

Revenues for the three months ended September 30, 2011, decreased by $3.9 million or 1.6% compared to the third quarter of 2010 as a result of the following (in millions):

Increase
(Decrease)

Lower average day rates	$(21.8)
Lower rig utilization	(55.8)
Rig additions	77.9
Revenues for reimbursable costs and other, net	(4.2)
Net decrease	$(3.9)

During the period from January 2010 through March 2011, we accepted delivery of six newly constructed rigs, including the EXL II and EXL III in the third and fourth quarters of 2010 and the Viking and Stavanger, which began working in the second quarter of 2011.  These four rigs contributed 368 incremental revenue-producing days in the third quarter of 2011 compared to the third quarter of 2010.

Operating costs for the third quarter of 2011 increased by $22.9 million or 21.4% compared to the third quarter of 2010, as a result of the following (in millions):

Increase
(Decrease)

Operating costs attributable to fleet additions	$27.3
Lower operating costs due to rigs in shipyard	(3.1)
Other, net	(1.3)
Net increase	$22.9

Our operating margin (revenues in excess of operating costs, other than depreciation and selling, general and administrative expenses) declined to 45% of revenues in 2011 from 55% in the third quarter of 2010, primarily as a result of lower day rates and utilization of our existing rigs, which more than offset the impact of fleet additions over the periods.  Depreciation expense increased by $15.2 million or 43.3% between periods due to the rig additions.  Selling, general and administrative expenses increased by $2.0 million or 9.7% between periods due primarily to higher labor and related costs.

Nine months ended September 30, 2011, compared to nine months ended September 30, 2010

Our operating results for the nine months ended September 30, 2011 and 2010 are highlighted below (dollars in millions):

	2011		2010
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$664.2	100%	$809.2	100%
Operating costs	(345.6)	-52%	(316.9)	-39%
Depreciation expense	(129.3)	-19%	(102.4)	-13%
Selling, general and administrative expenses	(65.2)	-10%	(55.2)	-7%
Net gain (loss) on property disposals	1.4	0%	(0.4)	0%
Charges to settle litigation	(6.1)	-1%	(5.3)	-1%
Operating income	$119.4	18%	$329.0	41%

Revenues for the nine months ended September 30, 2011, decreased by $145.0 million or 17.9% compared to the nine months ended September 30, 2010, as a result of the following (in millions):

Increase
(Decrease)

Lower average day rates	$(146.4)
Lower rig utilization	(143.4)
Rig additions	151.5
Revenues for reimbursable costs and other, net	(6.7)
Net decrease	$(145.0)

Newbuild additions to the fleet contributed 828 incremental revenue-producing days in the nine months ended September 30, 2011 compared to the comparable period of 2010.

Operating costs for the nine months ended September 30, 2011, increased by $28.7 million or 9.1% from the comparable prior year period, as a result of the following (in millions):

Increase
(Decrease)

Operating costs attributable to fleet additions	$49.0
Lower operating costs for Gorilla VI in the U.K. versus Norway	(13.7)
Lower operating costs due to rigs in shipyard	(6.5)
Cold-stacked rigs	(4.0)
Other, net	3.9
Net increase	$28.7

Our operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses and charges to settle litigation) declined to 48% of revenues in the nine months ended September 30, 2011, from 61% in the comparable period of 2010 primarily as a result of lower day rates and utilization of our existing rigs, which more than offset the impact of fleet additions over the periods.  Depreciation expense increased by $26.9 million or 26.3% between periods due to the rig additions.  Selling, general and administrative expenses increased by $10.0 million or 18.1% due primarily to higher labor costs and tax consulting fees.

In the second quarter of 2011, we accrued $6.1 million in connection with the settlement of the Textron litigation relating to the loss of the Rowan-Halifax in 2005.  Such amount comprises the “Charges to settle litigation” in the Condensed Consolidated Statements of Income.

Charges to settle litigation for the nine months ended September 30, 2010, consisted of a $5.3 million charge to operations for the expected cost of terminating the Company’s agency agreement in Mexico.

Outlook

Our backlog by geographic area as of October 26, 2011 (the date of our most recent “Rig Fleet and Contract Status” report), and February 25, 2011 (as presented in our Form 10-K for 2010), is set forth below (in millions):

	October 26, 2011	February 25, 2011

Middle East	$1,103	$621
North Sea	813	608
Gulf of Mexico	210	274
Other international	239	156
Total backlog	$2,365	$1,659

We estimate our backlog will be realized as follows (in millions):

2011	$223
2012	1,128
2013	466
2014	303
2015	127
2016	118
Total backlog	$2,365

About 76% of our remaining available rig days in 2011 and 61% of available days in 2012 were under contract or commitment as of October 26, 2011.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios as of September 30, 2011, and December 31, 2010, follows.  Balances have been adjusted to exclude assets and liabilities of discontinued operations (dollars in millions):

	September 30,	December 31,
	2011	2010

Cash and cash equivalents	$892.6	$437.5
Current assets	$1,266.2	$791.2
Current liabilities	$448.0	$251.2
Current ratio	2.83	3.15
Current maturities of long-term debt	$45.0	$52.2
Long-term debt, less current maturities	$1,102.9	$1,133.7
Stockholders' equity	$4,398.5	$3,752.3
Long-term debt/total capitalization	0.20	0.23

Reflected in the comparisons above are the effects of the following sources and uses of cash and cash equivalents during the nine months ended September 30, 2011, together with amounts for the comparable period of 2010.  Sources and uses of cash include those from continuing and discontinued operations (in millions):

	Nine months ended Sept. 30,
	2011	2010

Net cash provided by operating activities	$128.0	$280.3
Proceeds from sale of manufacturing and land drilling operations	1,560.5	-
Capital expenditures	(1,155.1)	(316.6)
Decrease in restricted cash	15.3	-
Proceeds from disposals of property and equipment	5.5	3.0
Net cash used in acquisition of SKDP	-	(17.7)
Proceeds from borrowings, net of issue costs	-	395.5
Repayments of borrowings	(38.4)	(96.1)
Payments to acquire treasury stock	(80.9)	-
Proceeds from stock option exercises	15.1	4.7
Excess tax benefits from stock-based compensation	5.1	-
Total net sources	$455.1	$253.1

Operating Cash Flows

Our cash flows from operations in recent quarters have benefited from long-term drilling contracts entered into when rates were significantly higher than current market rates.  Many of these contracts have now been completed.  The impact of these contract completions have been partially offset by the addition of newly constructed rigs to our fleet in 2010 and 2011.  Management believes that cash flows from operating activities, together with existing cash balances, will be sufficient to fund its rig construction, debt service and other cash requirements for the following twelve months.

As Rowan’s operations have diversified internationally, a greater portion of our revenues has been generated through foreign subsidiaries whose associated earnings are expected to be permanently invested abroad.  As of September 30, 2011, approximately $124.4 million of the $892.6 million cash and cash equivalents was held by foreign subsidiaries. As of September 30, 2011, we had undistributed earnings from foreign subsidiaries in the amount of approximately $202 million.  Given the growing significance of our foreign subsidiaries and their capital needs relative to our domestic operations, we do not expect this permanent foreign investment to create any liquidity constraints for at least the next twelve months.

Investing Activities

In June and September 2011, the Company completed the sales of its manufacturing and land drilling businesses, and received net cash proceeds of approximately $1.051 billion and $510 million, respectively.  The Company intends to use the proceeds in part for its rig construction program.

In May 2011, the Company entered into contracts with Hyundai Heavy Industries Co., Ltd (“Hyundai”) for the construction of two ultra-deepwater drillships at its Ulsan, Korea, shipyard for delivery in late 2013 and mid 2014, respectively.  On October 31, the Company exercised its option with Hyundai for the construction of one additional ultra-deepwater drillship of the same specifications as the two drillships currently under construction.   The shipyard contract price for the additional drillship is $559.6 million.  Twenty percent of the contract price is due in early November 2011, ten percent is due on May 3, 2012, and the balance will be due on delivery of the drillship in the fourth quarter of 2014.  The Company estimates that as much as another $175 million will be included in the final cost of the drillship, including amounts spent for owner-furnished equipment and project supervision as well as estimates for project contingencies and capitalized interest, which will be incurred throughout the construction period.  The agreement with Hyundai also includes an option exercisable in February of 2012 for an additional drillship of the same specifications for delivery in the first half of 2015.

Construction cost of the three drillships is expected to be funded from available cash, cash flows from operations and short-term borrowings.  Refer to Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the status of our newbuild rig projects as of September 30, 2011.

Capital expenditures for the first nine months of 2011 included the following:

•	$515.4 million towards construction of our two N-Class rigs, the Rowan Stavanger and Rowan Norway;
•	$234.1 million towards construction of the Deepwater 1 and Deepwater 2;
•	$71.3 million towards construction of our third 240C-class rig, the Joe Douglas;
•	$86.5 million towards construction of the EXL IV; and
•	$218.4 million for improvements to the existing fleet, including contractually required upgrades.

For the remainder of 2011, we expect our capital expenditures to approximate $439 million, including $122 million for the Deepwater 1 and 2, $112 million for the Deepwater 3, $10 million for completion of the Joe Douglas and the EXL IV, $84 million for upgrades to existing rigs and spare drilling equipment, $97 million pursuant to contractual requirements that will be substantially reimbursed by customers, and $14 million for other.

We expect to fund our capital expenditures for the remainder of 2011 from available cash and cash flows from operations.  We will periodically review and adjust the capital budget as necessary based upon current and forecasted cash flows and liquidity, anticipated market conditions in our drilling business and alternative uses of capital to enhance shareholder value.

Financing Activities

On August 8, 2011, the Company announced that its board of directors approved a program to repurchase up to $100 million of the Company’s common stock.  As of September 30, 2011, the Company had repurchased 2.5 million shares at a cost of $80.9 million.  On November 1, 2011, the Company announced that its board of directors increased the amount authorized for repurchase from $100 million to $150 million.  Repurchases under the program will be made through the open market or in privately negotiated transactions and may be commenced or suspended from time to time without notice.

Effective June 30, 2011, we amended and restated our credit agreement dated September 16, 2010 (the “Amended Agreement”), under which we can borrow up to $500 million on a revolving basis through June 30, 2016.  Interest and commitment fees payable under the Amended Agreement are based in part on the Company’s then current credit ratings.  The annual commitment fee is currently 0.25% of the unused commitment, and advances would currently bear interest at Libor plus 1.75% per annum.  There were no amounts drawn under the Amended Agreement at September 30, 2011.  The Amended Agreement limits total consolidated indebtedness and contains events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the agreement.

We were in compliance with each of our debt covenants at September 30, 2011, and we do not expect to encounter difficulty complying in the following twelve-month period.

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

During the nine months ended September 30, 2011, there have been no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

Recent Accounting Standards

There have been no new accounting standards issued that are expected to have a material effect on the Company’s financial statements upon adoption.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward
looking statements include words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “could,” “may,” “might,” “should,” “will” and similar words and specifically include statements regarding expected financial performance; expected utilization, day rates, revenues, operating expenses, contract term, contract backlog, capital expenditures, insurance, financing and funding; the timing of availability, delivery, mobilization, contract commencement or relocation or other movement of rigs; future rig construction and costs (including construction in progress and completion thereof), enhancement, upgrade or repair and timing thereof; the suitability of rigs for future contracts; general market, business and industry conditions, trends and outlook; future operations; the impact of the Macondo well incident and increased regulatory oversight; expected contributions from our rig fleet expansion program and our entry into the deepwater market; expense management; and the likely outcome of legal proceedings or insurance or other claims and the timing thereof.

Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

•
the continued impact of the Macondo well incident on offshore drilling operations, including current and any future actual or de facto drilling permit and operations delays, moratoria or suspensions, new and future regulatory, legislative or permitting requirements (including requirements related to certification and testing of blow-out preventers and other equipment or otherwise impacting operations), future lease sales, changes in laws, rules and regulations that have or may impose increased financial responsibility, additional oil spill abatement contingency plan capability requirements and other governmental actions that may result in claims by our customers of force majeure or otherwise adversely affect our existing drilling contracts;

•	governmental regulatory, legislative and permitting requirements affecting drilling operations, including limitations on drilling locations, such as the Gulf of Mexico during hurricane season;
•	changes in worldwide rig supply and demand, competition or technology, including as a result of delivery of newbuild drilling rigs;
•
future levels of drilling activity and expenditures, whether as a result of global capital markets and liquidity, prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs;

•
downtime and other risks associated with offshore rig operations or rig relocations, including rig or equipment failure, damage and other unplanned repairs, the limited availability of transport vessels, hazards, self-imposed drilling limitations and other delays due to severe storms and hurricanes and the limited availability or high cost of insurance coverage for certain offshore perils, such as hurricanes in the Gulf of Mexico or associated removal of wreckage or debris;

•	possible cancellation or suspension of drilling contracts as a result of mechanical difficulties, performance or other reasons;
•
risks inherent to shipyard rig construction, repair or enhancement, unexpected delays in equipment delivery and engineering or design issues following shipyard delivery, or changes in the dates our rigs will enter a shipyard, be delivered, return to service or enter service;

•	actual contract commencement dates;
•	environmental or other liabilities, risks or losses, whether related to storm or hurricane damage, losses or liabilities (including wreckage or debris removal) or otherwise;
•	our ability to attract and retain skilled personnel on commercially reasonable terms, whether due to competition from other contract drillers, labor regulations or otherwise;
•
governmental action and political and economic uncertainties, including uncertainty or instability resulting from civil unrest, political demonstrations, mass strikes, or an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas of the Middle East or other geographic areas, which may result in expropriation, nationalization, confiscation or deprivation of our assets or result in claims of a force majeure situation;

•	terrorism, piracy or military action impacting our operations, assets or financial performance;
•
the outcome of legal proceedings, or other claims or contract disputes, including any inability to collect receivables or resolve significant contractual or day rate disputes, any purported renegotiation, nullification, cancellation or breach of contracts with customers or other parties and any failure to negotiate or complete definitive contracts following announcements of receipt of letters of intent; and

•	potential long-lived asset or goodwill impairments.

In addition to the risks and uncertainties described above, you should also carefully read and consider the risk factors in Part II, Item 1A, of this Form 10-Q and the risk factors and forward-looking statement disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding debt at September 30, 2011, consisted of an aggregate principal amount of $1.152 billion of fixed-rate notes bearing a weighted-average annual interest rate of 6.0%.  We believe that our exposure to risk of earnings loss due to changes in market interest rates is not material.

We have a $500 million revolving credit facility that expires June 30, 2016.  There were no borrowings outstanding under the facility at September 30, 2011.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In past years, we have experienced some of the types of incidents described above, including high-pressure drilling accidents resulting in lost or damaged drilling formations and towing accidents resulting in lost drilling equipment.  Any future such events could result in operating losses and have a significant impact on our business.

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

Our current insurance policies provide coverage for loss or damage to our fleet of drilling rigs on an agreed value basis (which varies by unit) subject to a deductible of $25 million per occurrence.  This coverage does not include damage arising from a United States Gulf of Mexico named windstorm, for which we are self-insured.

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

Our rig physical damage and liability insurance renews each June.  Due to recent industry losses, including the Macondo accident, it may be impossible to secure coverage of a similar nature and with similar limits, or such coverage may be available only at higher costs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our common stock for the periods indicated:

Month ended	Total number of shares purchased 1	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs 2	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 31, 2011	-	-	-	$100,000,000
August 31, 2011	2,505,440	$32.26	2,505,440	19,175,594
September 30, 2011	23,980	$35.64	3,050	19,076,500
Total	2,529,420	$32.29	2,508,490

1 The total number of shares purchased includes (i) shares purchased, if any, pursuant to a publicly announced program described in note 2 below and (ii) shares withheld by us to satisfy tax withholding obligations in connection with stock-based compensation issued to employees.

2 On August 8, 2011, we announced that our Board of Directors authorized us to purchase up to $100 million of our common stock.  On November 1, 2011, we announced that our Board of Directors increased the amount authorized for repurchase from $100 million to $150 million.

At September 30, 2011, we had approximately $821 million of cash available for distribution to stockholders under provisions of our debt agreements.  The Company has no current plans to pay a dividend.

Item 6.  Exhibits

The following is a list of exhibits filed with this Form 10-Q.  Each of the following exhibits is filed herewith, unless otherwise indicated below as being incorporated by reference to another filing of the Company:

10.1	Letter Agreement dated August 12, 2011, between Rowan Companies, Inc. and David P. Russell regarding separation from employment.
10.2
Purchase and Sale Agreement dated July 19, 2011, among Rowan Companies, Inc., as seller, Ensign United States Drilling (S.W.) Inc., as buyer, and Ensign Energy Services Inc., as guarantor of the buyer’s performance under the agreement, relating to the sale of all the outstanding equity interests in Rowan Drilling Company LLC, a wholly owned subsidiary of the Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 20, 2011).

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

ROWAN COMPANIES, INC.
(Registrant)

Date: November 3, 2011	/s/ W. H. WELLS
W. H. Wells
Senior Vice President,
Chief Financial Officer and Treasurer

Date: November 3, 2011	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Vice President and Controller
(Chief Accounting Officer)