Form 10-K
period 2011-12-31
ROWAN COMPANIES INC
filed 2012-02-28
CIK 85408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $4,903.0 million as of June 30, 2011, based upon the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape of $38.81 per share.

The number of shares of Common Stock, $0.125 par value, outstanding at January 31, 2012, was 123,578,642.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K
Portions of the Proxy Statement for the 2012 Meeting of Stockholders	Part III, Items 10-14

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “could,” “may,” “might,” “should,” “will” and similar words and specifically include statements regarding expected financial performance; expected utilization, day rates, revenues, operating expenses, contract terms, contract backlog, capital expenditures, insurance coverages, financing and funding sources; the timing of availability, delivery, mobilization, contract commencement or relocation or other movement of rigs; future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and costs and timing thereof; the suitability of rigs for future contracts; general market, business and industry conditions, trends and outlook; future operations; the impact of the Macondo well incident and increased regulatory oversight; expected contributions from our rig fleet expansion program and our entry into the deepwater market; expense management; and the likely outcome of legal proceedings or insurance or other claims and the timing thereof.

Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

•
the continued impact of the Macondo well incident on offshore drilling operations, including current and any future actual or de facto drilling permit and operations delays, moratoria or suspensions, new and future regulatory, legislative or permitting requirements (including requirements related to certification and testing of blow-out preventers and other equipment or otherwise impacting operations), future lease sales, changes in laws, rules and regulations that have or may impose increased financial responsibility, additional oil spill abatement contingency plan capability requirements and other governmental actions that may result in claims of force majeure or otherwise adversely affect our existing drilling contracts;

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

•
downtime and other risks associated with rig operations or rig relocations, including rig or equipment failure, damage and other unplanned repairs, the limited availability of transport vessels, hazards, self-imposed drilling limitations and other delays due to severe storms and hurricanes and the limited availability or high cost of insurance coverage for certain offshore perils, such as hurricanes in the Gulf of Mexico or associated removal of wreckage or debris;

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
•
governmental action and political and economic uncertainties, including uncertainty or instability resulting from civil unrest, political demonstrations, mass strikes, or an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas of the Middle East or other geographic areas, which may result in expropriation, nationalization, confiscation or deprivation of our assets or result in claims by our customers of a force majeure situation;

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

•	potential long-lived asset impairments; and
•
the failure of the Company's recently announced redomestication to the United Kingdom to be approved by stockholders or consummated; or changes in foreign or domestic laws that could effectively preclude the redomestication or reduce or eliminate the anticipated benefits of the transaction.

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

PART I

ITEM 1.  BUSINESS

Rowan Companies, Inc. (“Rowan” or the “Company”) is a major provider of international and domestic offshore contract drilling services.  Organized in 1947 as a Delaware corporation under the name Rowan Drilling Company, Inc., Rowan is a successor to a contract drilling business conducted since 1923.

In June and September 2011, we completed the sales of our manufacturing and land drilling operations, respectively.  Our manufacturing operations were previously reported as the “Drilling Products and Systems” and the “Mining, Forestry and Steel Products” segments, and our land drilling operations were previously reported as a component of our “Drilling Services” segment.  The Company has reclassified the results of its former manufacturing and land drilling operations to discontinued operations for all periods presented. See Note 3 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K for further information.

The Company does not currently segment its continuing offshore drilling business for reporting purposes.  Information with respect to Rowan’s revenues and assets by geographic areas of operation is presented in Note 11 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

Overview

Rowan provides offshore contract drilling services utilizing a fleet of 31 self-elevating mobile offshore drilling platforms (“jack-up rigs”).  Our primary focus is on high-specification and premium jack-up rigs, which our customers use for exploratory and development drilling and, in certain areas, well workover operations.  Additionally, we have three ultra-deepwater drillships currently under construction, the first of which is scheduled for delivery in late 2013.

We conduct offshore drilling operations in various markets throughout the world, and at February 27, 2012, we had eleven rigs in the Middle East, ten in the U.S. Gulf of Mexico, six in the North Sea, two in Trinidad, and one each in Malaysia and Vietnam.

During 2011, we generated revenues of $939.2 million and operating income of $149.6 million, compared with $1,017.7 million and $378.3 million, respectively, in 2010.  Our results of operations are further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Contract Drilling Services

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

We have aggressively grown our jack-up fleet in recent years to better serve the needs of the industry for drilling in harsher environments, and we are particularly well positioned to serve the niche market for high-pressure/high-temperature (“HPHT”) wells.  All of our rigs feature top-drive drilling systems, solids-control equipment, AC power and mud pumps that greatly accelerate the drilling process.  Most have been designed or upgraded to handle the toughest environmental criteria.  Our drilling fleet currently comprises the following:

•
Nineteen high-specification cantilever jack-up rigs, including one Gorilla class rig, three N-Class rigs, four enhanced Super Gorilla class rigs, four Tarzan Class rigs, three 240C class rigs, and four EXL class rigs, as described below.  We use the term “high-specification” to describe the most capable jack-ups; i.e., those having a hook-load capacity of at least two million pounds.

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

Our three Gorilla class rigs, designed in the early 1980s as a heavier-duty class of jack-up rig, are capable of operating in water depths up to 328 feet in extreme hostile environments (winds up to 100 miles per hour and seas up to 90 feet) such as the North Sea and offshore eastern Canada.  Gorillas II and III can drill to 30,000 feet, and Gorilla IV is equipped to reach 35,000 feet.

Our four Super Gorilla class rigs were delivered during the period from 1998 to 2003 and are enhanced versions of our Gorilla class rigs that can be equipped for simultaneous drilling and production operations.  They can operate year-round in 400 feet of water south of the 61st parallel in the North Sea, within the worst-case combination of 100-year storm criteria for waves, wave periods, winds and currents.  The Bob Palmer is an enhanced version of the Super Gorilla class jack-up and is designated a Super Gorilla XL.  With 713 feet of leg, 139 feet more than the Super Gorillas, and 30% larger spud cans, this rig can operate in water depths to 550 feet in typically benign environments like the Gulf of Mexico and the Middle East or in water depths to 400 feet in the hostile environments of the North Sea and offshore eastern Canada and West Africa.

Our four Tarzan Class rigs were delivered during the period from 2004 to 2008 and specifically designed for deep-well, HPHT drilling in up to 300 feet of water in benign environments.

Our three 240C class rigs were designed for HPHT drilling in water depths to 400 feet.  The first and second 240Cs, the Rowan Mississippi and Ralph Coffman, were added to the fleet in 2008 and 2009, respectively.  The third 240C, the Joe Douglas, was added to the fleet in the fourth quarter of 2011.

Our four EXL class rigs employ the latest technology to enable drilling of HPHT and extended-reach wells in most of the prominent jack-up markets throughout the world, and are equipped with the hook-load and horsepower required to efficiently drill beyond 30,000 feet.  The first three EXL class rigs were delivered in 2010, and the EXL IV was delivered in the fourth quarter of 2011.

Our three N-Class rigs are capable of drilling up to 35,000 feet in harsh environments such as the North Sea and in maximum water depths of 450 feet.  The N-Class rigs, which were designed for operation in the highly regulated Norwegian sector of the North Sea, can be equipped to perform drilling and production operations simultaneously.  Our first N-Class rig, the Rowan Viking, was delivered in October 2010, and the Rowan Stavanger and Rowan Norway were delivered in January and June 2011, respectively.

In May 2011, the Company entered into contracts with Hyundai Heavy Industries Co., Ltd (“Hyundai”) for the construction of two ultra-deepwater drillships, the Rowan Renaissance and Rowan Resolute, at its Ulsan, South Korea, shipyard for delivery in late 2013 and mid 2014, respectively.  On October 31, 2011, the Company exercised its option with Hyundai for the construction of a third ultra-deepwater drillship, the Rowan Reliance, having the same specifications, for delivery in late 2014.  The agreement with Hyundai also includes an option exercisable through March 30, 2012, for an additional drillship of the same specifications for delivery in the first quarter of 2015.  The drillships will be capable of drilling wells to depths of 40,000 feet in waters of up to 12,000 feet. The DP-3 compliant, dynamically-positioned drillships will be equipped with retractable thrusters, dual-activity capability, five mud pumps, dual mud systems and a maximum hook-load capacity of 1,250 tons. Each will also be equipped with a seven-ram BOP incorporating full acoustic backup control and storage and handling facilities for a second BOP. The drillships feature hull integration with below-deck riser storage, four million pounds riser tensioning, main load path active-heave drawworks with crown-mounted compensation, three 100-ton knuckle boom cranes, an active-heave 165-ton crane for simultaneous deployment of subsea equipment, a variable deck load capacity of 20,000 tons and accommodations for 210 personnel.

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

See Item 2, “Properties,” of this Form 10-K for additional information with respect to the rigs in our fleet.

Contracts

Our drilling contracts generally provide for a fixed amount of compensation per day, known as the day rate, and are usually obtained either through competitive bidding or individual negotiations.

Our drilling contracts are either “well-to-well,” “multiple-well” or for a fixed term generally ranging from one month to multiple years. Well-to-well contracts are cancelable by either party upon completion of drilling.  Fixed-term contracts usually provide for termination by either party if drilling operations are suspended for extended periods as a result of events of force majeure.  While many fixed-term contracts are for relatively short periods, some can continue for periods longer than the original terms, and well-to-well contracts can be extended over multiple series of wells.  Many drilling contracts contain renewal or extension provisions exercisable at the option of the customer at mutually-agreeable rates and, in certain cases, such option rates are agreed-upon at the outset of the contract.  Many of our drilling contracts provide for separate lump-sum payments for rig mobilization and demobilization, for which we recognize the revenues and related expenses over the primary contract term, and for reimbursement of certain other costs, for which we recognize both revenues and expenses when incurred.  Our contracts for work in foreign countries generally provide for payment in United States dollars except for amounts required by applicable law to be paid in the local currency or amounts required to meet local expenses.

A number of factors affect our ability to obtain contracts at profitable rates within a given area.  Such factors, which are discussed further under “Competition,” include the location and availability of competitive equipment, the suitability of equipment for the project, comparative operating cost of the equipment, competence of drilling personnel and other competitive factors.  Profitability may also depend on receiving adequate compensation for the cost of moving equipment to drilling locations.

During periods of weak demand and declining day rates, we have historically accepted lower rates in an attempt to keep our rigs working and to mitigate the substantial costs of maintaining and reactivating stacked rigs.  In 2010, however, we decided to cold-stack two of our least competitive rigs and in 2011 we stacked a third rig.  In periods of strong demand and rising day rates, we strive to maintain a mix of short- and long-term contracts to enable us to both take advantage of potential higher future rates (and cover potential higher operating costs) as well as provide down-side protection when markets inevitably decline.

Our offshore drilling revenue backlog was estimated to be approximately $3.1 billion at February 27, 2012, up from approximately $1.7 billion at February 25, 2011.  We estimate approximately 31% of our current backlog will be realized in the remainder of 2012.

Competition

The contract drilling industry is highly competitive, and success in obtaining contracts involves many factors, including price, rig capability, operating and safety performance and reputation.

Currently, we compete with several offshore drilling contractors that together have 767 mobile rigs available worldwide, including 479 jack-ups.  We estimate that 38 or less than 8% of the world’s existing jack-up fleet are high-specification, including the 19 high-specification rigs that we own.  Seventy-eight additional jack-up rigs are under construction for delivery through 2014, thirty-one of which are considered high-specification.

There are currently 78 drillships operating worldwide plus another 68 under construction or on order for delivery through 2019, including our three under construction.  We estimate that 45, or approximately 58% of the world’s existing drillship fleet, are capable of drilling in water depths of 10,000 feet or more, and 65 of the 68 under construction will have 10,000-foot water depth capabilities.

Based on the number of rigs as tabulated by IHS-Petrodata, Rowan is the seventh largest offshore drilling contractor in the world and the fifth largest jack-up rig operator.  Some of our competitors have greater financial and other resources and may be more able to make technological improvements to existing equipment or replace equipment that becomes obsolete.  In addition, those contractors with larger and more diversified drilling fleets may be better positioned to withstand unfavorable market conditions.

We market our drilling services by contacting present and potential customers, including large international energy companies, smaller independent energy companies and foreign government-owned or -controlled energy companies.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K for a discussion of current and anticipated industry conditions and their impact on our operations.

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

Generally, we are indemnified under our drilling contracts for pollution, well and environmental damages, except in certain cases of pollution emanating above the surface of land or water from spills of pollutants emanating from our drilling rigs. This indemnity includes all costs associated with regaining control of a wild well, removal and disposal of the pollutant, environmental remediation and claims by third parties for damages.

Our customers often require us to assume responsibility for pollution damages where we are at fault.  In each of these instances, we limit our liability exposure to a non-material amount. For example, a contract may provide that Rowan will assume the first $500,000 of costs related to an incident resulting in wellbore pollution due to Rowan’s gross negligence, with the customer assuming responsibility for all costs in excess of $500,000.  We can provide no assurance, however, that such indemnification provisions can be enforced or will be sufficient.  Our customers may challenge the validity or enforceability of the indemnity provision for several reasons, including but not limited to, applicable law, judicial decisions, the language of the indemnity provision, as being against public policy, and/or the circumstances resulting in the pollution.

In the event of an incident resulting in wellbore pollution and a customer who is unable or unwilling to honor its indemnity obligation, the impact on Rowan’s financial position, operations and liquidity would depend on the scope of the incident.  In this instance, Rowan would seek to enforce its legal rights, including the enforcement of the indemnity obligation and redress from all parties at fault.  In addition, Rowan maintains insurance for liability related to negative environmental impacts of a sudden and accidental pollution event, as described below. If both insurance and indemnity protection were unavailable or insufficient and the incident was significant, there could be a material adverse effect on our results of operations, financial condition or liquidity.

Pursuant to the Clean Water Act, the owner of a lease (the “Operator”) is required to obtain a National Pollutant Discharge Elimination Permit (“NPDES permit”).  For drilling operations conducted in the U.S. Gulf of Mexico (“US GOM”), these permits are issued and administered by the Environmental Protection Agency (“EPA”).  As a contract driller in the US GOM, Rowan operates in accordance with the Operator’s NPDES permit.   According to the NPDES permit, the Operator is the designated Responsible Party and is thus responsible for any environmental impacts that would occur in the event of the discharge of any unpermitted substance, including a fuel spill or oil leak from an offshore installation, such as a mobile drilling unit.  In addition, pursuant to the International Maritime Organization, to which the United States is a signatory, Rowan is required to have for each of its drilling units a Shipboard Oil Pollution Emergency Plan (“SOPEP”), which is administered by the United States Coast Guard (“USCG”).

In support of compliance with these permits and regulations, Rowan’s SOPEP details procedures for rapid and effective response to spill events that may occur as a result of our operations or those of the Operator. This plan is reviewed annually and updated as necessary. On-board drills are conducted periodically to maintain effectiveness of the plan and each rig is outfitted with equipment to respond to minor spills.  The drills include participation of key personnel, spill response contractors and representatives of governmental agencies.  For operations in the United States, Rowan’s SOPEPs are subject to review and approval by various organizations including the USCG, EPA and the Bureau of Safety and Environmental Enforcement (“BSEE”), formerly the Bureau of Ocean Energy Management, Regulatory and Enforcement (“BOEMRE”), and are recertified by the American Bureau of Shipping every five years.

As the designated responsible party, the Operator has the primary responsibility for spill response, including having contractual arrangements in place with emergency spill response organizations to supplement any onboard spill response equipment.  However, Rowan also has an agreement with an emergency spill response organization should we have an incident that exceeds the scope of our on-board spill response equipment.

Our spill response provider has been in business since 1994 and specializes in helping industries prevent and clean up oil and other hydrocarbon spills throughout the Gulf Coast, with strategically located response centers in Texas and Louisiana with 24-hour response capabilities and equipment.  Our provider’s website states that it holds all necessary licenses, certifications and permits to respond to emergencies in the U.S. Gulf of Mexico and that it has significant spill response resources to meet the needs of its customers.

The Company believes these resources have adequate equipment to respond to an emergency spill; however, we can provide no assurance that adequate resources will be available should multiple concurrent spills occur. Other foreign jurisdictions in which we operate may also have similar regulations and requirements.

In addition, Rowan is actively involved in various industry led initiatives and task forces, including the American Petroleum Institute’s newly formed Center for Offshore Safety that are engaged in various initiatives to improve safety and protect the environment.

We believe we are in compliance in all material respects with the health, safety and environmental regulations affecting the operation of our rigs and the drilling of oil and gas wells in the countries and jurisdictions in which we operate.  Except as discussed above, we do not believe regulatory compliance has materially affected our capital expenditures, earnings or competitive position to date, although such measures do increase drilling costs and may adversely affect drilling operations.  Further regulations may reasonably be anticipated, but any effects on our drilling operations cannot be accurately predicted at this time.

In the United States, Rowan is subject to the requirements of the Occupational Safety and Health Act of 1970 (“OSHA”) and comparable state statutes. OSHA requires us to provide our employees with information about the chemicals used in our operations.  There are comparable requirements in other non-U.S. jurisdictions in which we operate.

In addition to the federal, state, and foreign regulations that directly affect our operations, regulations associated with the production and transportation of oil and gas affect the operations of our customers and thereby could potentially impact demand for our services.

Insurance

The Company maintains insurance coverage for damage to our drilling rigs, third party liability, workers’ compensation and employers’ liability, sudden and accidental pollution and other coverage.  Our insurance coverage is subject to deductibles and self-insured retentions which must be met prior to any recovery.  Additionally, our insurance is subject to exclusions and limitations, and we can provide no assurance that such coverage will adequately protect us against liability from all potential consequences and damages.

Our current insurance policies provide coverage for loss or damage to our fleet of drilling rigs on an agreed value basis (which varies by unit) subject to a deductible of $25 million per occurrence.  This coverage does not include damage arising from a United States Gulf of Mexico named windstorm, for which we are self-insured.

We maintain insurance policies providing coverage for liability associated with negative environmental impacts of a sudden and accidental pollution event, third-party liability, employers’ liability (including Jones Act liability), auto liability and aviation liability, and these policies are subject to various deductibles and underlying limits.  In addition, we maintain excess liability coverage with an annual aggregate limit of $700 million subject to a self-insured retention of $10 million (except in cases of removal-of-rig-wreck due to a U.S. Gulf of Mexico named windstorm, which has a self-insured retention of $200 million).

Our rig physical damage and liability insurance renews each June.  Due to industry losses in recent years, including the 2010 Macondo incident, it may be impossible to secure coverage of a similar nature and with similar limits, or such coverage may be available only at higher costs.

Employees

At December 31, 2011, we had 2,719 employees worldwide, as compared to 5,217 and 4,846 at December 31, 2010 and 2009, respectively.  The number of employees at December 31, 2010 and 2009 included 2,976 and 2,775 employees, respectively, attributable to operations that were sold in 2011.  None of our employees are covered by collective bargaining agreements with labor unions.  We consider relations with our employees to be satisfactory.

Customers

In 2011, Saudi Aramco accounted for 29% of consolidated revenues, McMoRan Exploration Co. accounted for 21%, and Total Exploration & Production accounted for 11% of consolidated revenues.

ITEM 1A.  RISK FACTORS

You should consider carefully the following risk factors, in addition to the other information contained and incorporated by reference in this Form 10-K, before deciding to invest in our common stock or debt securities.

We operate in a volatile business that is heavily dependent upon commodity prices and other factors beyond our control.

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

Demand for our drilling services also depends on additional factors that are beyond our control, including:

•	worldwide demand for drilling services

•	worldwide demand and prices for oil and natural gas

•	the level of exploration and development expenditures by energy companies

•	the willingness and ability of the Organization of Petroleum Exporting Countries, or OPEC, to limit production levels and influence prices

•	the level of production in non-OPEC countries

•	the general economy, including inflation

•	the condition of global capital markets

•	weather and climate conditions in our principal operating areas, including possible disruption of exploration and development activities due to hurricanes and other severe weather conditions

•	environmental and other laws and regulations

•	policies of various governments regarding exploration and development of oil and natural gas reserves

•	domestic and international tax policies

•	political and military conflicts in oil-producing areas and the effects of terrorism

•	advances in exploration and development technology

•	further consolidation of our customer base

•	further consolidation of our competitors

Our drilling operations have been and will continue to be adversely affected by dramatic declines in oil and natural gas prices, but we cannot predict such events.  Nor can we assure you that a reduction in offshore drilling activity will not occur for other reasons.

The delivery of new drilling rigs currently under construction may reduce our rig utilization and day rates, could be difficult to staff given competition for labor, and could lead to impairment charges.

We believe there are currently 78 competitive jack-ups and 68 drillships under construction worldwide, or approximately 16% and 87% of the existing respective jack-up and drillship fleets.  Most of these rigs do not have drilling contracts in place, and their delivery will increase the supply of available rigs competing for work, which could reduce rig utilization and day rates.  In addition, many of these rigs could enter the market at a time of excess capacity and low day rates.  Prolonged periods of low rig utilization require us to accept lower day rates, or may cause us to temporarily take rigs out of service, or “stack” rigs, which would adversely affect our operating results and cash flows.  We may also have difficulty staffing our rigs and hiring support staff as competition for labor will increase with the significant additions to the worldwide fleet. We may be required to recognize impairment charges on our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that their carrying values may not be recoverable.

Our markets are highly competitive, and satisfactory price levels are difficult to maintain.

Our drilling markets are highly competitive, and no single participant is dominant.  Drilling contracts are often awarded on a competitive-bid basis, and intense price competition is frequently the primary factor determining which qualified contractor is awarded the job.  Relocation of offshore rigs from areas of lower activity, such as the U.S. Gulf of Mexico in recent years, to more active international markets has further increased the competition among rigs looking for work in those areas.  The anticipated delivery of 78 new jack-ups and 68 drillships over the next three and seven years, respectively, and ongoing consolidation by oil and gas exploration and production companies will further increase the supply of rigs while reducing the number of available customers.  This consolidation has also resulted in drilling projects being delayed.  We may have to reduce our prices in order to remain competitive, which would have an adverse effect on our operating results and cash flows.

If we or our customers are unable to acquire or renew permits and approvals required for drilling operations, we may be forced to suspend or cease our operations, and our revenues may be reduced.

Crude oil and natural gas exploration and production operations in the U.S. Gulf of Mexico require numerous permits and approvals for us and our customers from governmental agencies.  If we or our customers are not able to obtain necessary permits and approvals, our operations will be adversely affected.  Obtaining all necessary permits and approvals may necessitate substantial expenditures to comply with the requirements of these permits and approvals, future changes to these permits or approvals, or any adverse change in the interpretation of existing permits and approvals.  In addition, such regulatory requirements and restrictions could also delay or curtail our operations and could have a significant impact on our financial condition or results of operations and may create a risk of expensive delays or loss of value if a project is unable to function as planned due to changing requirements.

In 2010, the Bureau of Ocean Energy Management, Regulation and Enforcement, which was replaced October 1, 2011, by the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”), issued Notices to Lessees (“NTLs”) implementing new environmental and safety regulations applicable to drilling operations in the U.S. Gulf of Mexico.  These NTLs have adversely impacted the ability of our customers to obtain necessary permits and approval on a timely basis and/or to continue operations uninterrupted under existing permits.  The BSEE, which is responsible for implementation and enforcement of the new regulations, subsequently issued new regulations in October 2011 which formalized many of the requirements set forth in the NTLs and issued additional environmental and safety requirements in November 2011.  We have been evaluating our own environmental and safety programs and are working with the BSEE, our customers and various industry organizations to meet these requirements; however, compliance with these new regulatory requirements may result in interruption of operations, reduced revenues and higher operating costs.

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

Most of our term drilling contracts are cancelable by the customer without penalty upon the occurrence of events beyond our control, such as the loss or destruction of the rig due to weather, or the suspension of drilling operations for a specified period of time as a result of a breakdown of major equipment, and require the customer to pay a termination fee in the event of a cancelation without cause.  Not all of our contracts require the customer to make an early termination payment upon cancellation.  Any early termination payments that may be required under our contracts may not be sufficient to fully compensate us for the loss of the contract and could result in the rig becoming idle for an extended period of time.  Additionally, a customer may be able to obtain a comparable rig at a lower daily rate and seek to renegotiate the terms of its existing drilling contract with us.

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

Our drilling rigs are located in areas that frequently experience hurricanes or other forms of severe weather conditions and are therefore subject to potential damage or destruction caused by such weather.  Damage caused by high winds and turbulent seas could cause us to suspend operations on drilling rigs for significant periods of time until the damage can be repaired.  Even if our drilling rigs are not damaged or lost due to severe weather, we may still experience disruptions in our operations due to damage to our customers’ platforms and other related facilities.  Additionally our customers may choose not to contract our rigs for use during hurricane season, particularly our conventional rigs in the U.S. Gulf of Mexico.  We lost six rigs due to hurricanes in 2002, 2005 and 2008, and another was significantly damaged.  Future storms could result in the loss or damage of additional rigs, which would adversely affect our financial position, results of operations and cash flows.

We are currently self-insured with respect to physical damage due to named windstorms in the U.S. Gulf of Mexico.

Hurricanes (or “windstorms”) have caused tremendous damage to drilling and production equipment and facilities throughout the Gulf Coast in recent years, and insurance companies have incurred substantial losses as a result.  Accordingly, insurance companies have substantially reduced the levels of available coverage for named windstorms in the U.S. Gulf of Mexico and have dramatically increased the price of such coverage.  Coverage for potential liabilities to third parties associated with property damage and personal injuries, as well as coverage for environmental liabilities and removal of wreckage and debris associated with these windstorm losses, has also been limited.

As a result of the increased cost and reduced availability, we do not maintain named windstorm physical damage coverage on any of our rigs located in the U.S. Gulf of Mexico.  Our coverage for removal of wreckage for these rigs is subject to a $200 million per occurrence deductible.  Losses due to future U.S. Gulf of Mexico named windstorms not covered by insurance could adversely affect our financial position, results of operations and cash flows.

Taxing authorities may challenge our tax positions, and we may not be able to realize expected benefits.

Our tax positions are subject to audit by U.S. federal, state, and foreign tax authorities.  The tax authorities may disagree with our interpretations or assessments of the effects of tax laws, treaties, or regulations or their applicability to our corporate structure or certain transactions we have undertaken.  We could therefore incur material amounts of unrecorded income tax cost if our positions are challenged and we are unsuccessful in defending them.

In 2009, we recognized certain tax benefits as a result of applying the facts of a third-party tax case to our tax situation.  That case provided a more favorable tax treatment for certain foreign contracts entered into in prior years.  Determinations by such authorities that differ materially from our recorded estimates, favorably or unfavorably, may have a material impact on our results of operations, financial position and cash flows.  The IRS audit team auditing our tax returns has initially disagreed with our position on these tax benefits.  There can be no assurance that we will prevail in our position.

Our foreign operations typically present additional risks, and operations in certain foreign areas present higher costs.

In recent years, we have significantly expanded our operations internationally.  Foreign operations are often subject to political, economic and other uncertainties not typically encountered in domestic operations, including arbitrary taxation policies, onerous customs restrictions, currency exchange fluctuations, security threats including terrorism, and the risk of asset expropriation due to foreign sovereignty over operating areas.  Political unrest in areas in which we have operations, could potentially delay projects, either planned or currently in progress, or could impact the Company in other unforeseen ways.

In foreign areas where legal protections may be less available to the Company, we assume greater risk that our customer may terminate contracts without cause on short notice, contractually or by governmental action.

Any such unforeseen events could have a material adverse effect on our financial position, results of operations and cash flows.  Additionally, operations in certain foreign areas, such as the North Sea, are highly regulated and have higher compliance and operating costs in general.

Most of our contracts are fixed-price contracts, and changes in customre requirements, increased regulatory requirements and increases in our operating costs or price levels in general could have an adverse effect on the profitability of those contracts.

Most of our drilling contracts provide for the payment of a fixed day rate during periods of operation, and reduced day rates during periods of other activities.  Many of our operating costs are unpredictable and can vary based on events beyond our control, including increased customer and regulatory requirements.  Our gross margins will therefore vary over the terms of our contracts.  If our costs increase or we encounter unforeseen costs, we may not be able to recover them from our customers, which could adversely affect our financial position, results of operations and cash flows.

There are a limited number of suppliers for certain equipment we use in our business.

As a result of the 2011 sale of LeTourneau, our former oil and gas equipment manufacturing subsidiary, we are more dependent on third-party suppliers for services, parts and equipment we use in our business.  This could result in higher prices for the parts we purchase, the availability of parts, delays in delivery, or poor customer service in general.

High costs associated with maintaining idle rigs may cause us to experience losses, and cold-stacking rigs may result in impairment charges.

During extended periods that rigs are idle, we may choose to cold-stack our rigs.  The Rowan Juneau and the Rowan Alaska, two of our oldest rigs have been cold-stacked since 2010 and the Rowan Paris was stacked in late 2011.  Should we cold-stack additional idle rigs, we could be exposed to additional severance costs and potential impairment charges from reductions in the fair value of our equipment.

We are subject to operating risks such as blowouts and well fires that could result in environmental damage, property loss, personal injury and death, and some of such risks may not be covered by insurance or recoverable indemnification.

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

Our drilling operations are also subject to marine hazards, whether at drilling sites or while equipment is under tow, such as vessel capsizings, collisions or groundings.  In addition, raising and lowering jack-up rigs and drilling into high-pressure formations are complex, hazardous activities, and we frequently encounter problems.  Any ongoing change in weather patterns or climate could increase the adverse impact of marine hazards.

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

We maintain insurance policies providing coverage for liability associated with negative environmental impacts of a sudden and accidental pollution event, third-party liability, employers’ liability (including Jones Act liability), auto liability and aviation liability, and these policies are subject to various deductibles and underlying limits.  In addition, we maintain excess liability coverage with an annual aggregate limit of $700 million subject to a self-insured retention of $10 million (except in cases of removal-of-rig-wreck due to U.S. Gulf of Mexico named windstorm, which has a self-insured retention of $200 million).

Our rig physical damage and liability insurance renews each June.  Due to recent industry losses, including the Macondo incident, it may be impossible to secure coverage of a similar nature and with similar limits, or such coverage may be available only at higher costs.

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

Rig mobilization, upgrades, enhancements and new construction projects are subject to risks which could cause delays or cost overruns and adversely affect our financial position, results of operations and cash flows.

Rigs moving to a new location and new drilling rigs often experience delays and start-up complications following delivery or other unexpected operational problems that could result in significant uncompensated downtime, reduced day rates or the cancellation or termination of drilling contracts.  Rig mobilizations, upgrades and new rig construction projects are subject to risks of delay or cost overruns, including the following:

•	shortages of equipment, materials or skilled labor;

•	unscheduled delays in the delivery of ordered materials and equipment or shipyard construction;

•	failure of equipment to meet quality and/or performance standards;

•	financial or operating difficulties of equipment vendors or the shipyard;

•	unanticipated actual or purported change orders;

•	inability to obtain required permits or approvals;

•	unanticipated cost increases between order and delivery, which can be up to three years;

•	adverse weather conditions and other events of force majeure;

•	design or engineering changes; and

•	work stoppages and other labor disputes.

Unexpected expenses, significant cost overruns or delays could adversely affect our financial position, results of operations and cash flows.  Additionally, failure to complete a project on time may result in the delay or loss of revenue from that rig, which also could adversely affect our financial position, results of operations and cash flows.

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

Our drillships under construction do not yet have drilling commitments.

We have not yet obtained drilling commitments for our three drillships under construction, the first of which is to be delivered in late 2013.  Failure to secure economical contracts for our drillships under construction prior to delivery could negatively impact our operating results.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company has no unresolved Securities and Exchange Commission staff comments.

ITEM 2.  PROPERTIES

Rowan leases as its corporate headquarters approximately 89,000 square feet of space in an office tower located at 2800 Post Oak Boulevard in Houston, Texas.

Drilling Rigs

Following are summaries of the principal drilling equipment owned by the Company and current location:

		Depth (feet)(1)
Rig Name	Class Name/Type	Water	Drilling	Year in Service	Location

Ultra-Deepwater Drillships under construction: (2)
Rowan Reliance	Gusto MSC P10,000	12,000	40,000	2015	Shipyard
Rowan Resolute	Gusto MSC P10,000	12,000	40,000	2014	Shipyard
Rowan Renaissance	Gusto MSC P10,000	12,000	40,000	2014	Shipyard

High-Specification Jack-ups: (2)
Rowan Norway (3)	N-Class	400	35,000	2011	North Sea
Rowan Stavanger (3)	N-Class	400	35,000	2011	North Sea
Rowan Viking (3)	N-Class	430	35,000	2011	North Sea
Rowan EXL IV (3)	EXL	350	35,000	2011	Gulf of Mexico
Rowan EXL III (3)	EXL	350	35,000	2011	Gulf of Mexico
Rowan EXL II (3)	EXL	350	35,000	2011	Trinidad
Rowan EXL I (3)	EXL	350	35,000	2010	Gulf of Mexico
Joe Douglas (3)	240C	375	35,000	2012	Gulf of Mexico
Ralph Coffman (3)	240C	375	35,000	2009	Gulf of Mexico
Rowan Mississippi (3)	240C	375	35,000	2008	Middle East
J.P. Bussell (3)	Tarzan	300	35,000	2008	Vietnam
Hank Boswell (3)	Tarzan	300	35,000	2006	Middle East
Bob Keller (3)	Tarzan	300	35,000	2005	Middle East
Scooter Yeargain (3)	Tarzan	300	35,000	2004	Middle East
Bob Palmer (3)	Super Gorilla XL	490	35,000	2003	Middle East
Rowan Gorilla VII (4)	Super Gorilla	450	35,000	2002	North Sea
Rowan Gorilla VI (4)	Super Gorilla	450	35,000	2000	North Sea
Rowan Gorilla V (4)	Super Gorilla	400	35,000	1998	North Sea
Rowan Gorilla IV (3)	Gorilla	450	35,000	1986	Gulf of Mexico

Premium Jack-ups: (5)
Rowan Gorilla III (3)	Gorilla	450	30,000	1984	Trinidad
Rowan Gorilla II (3)	Gorilla	480	30,000	1984	Malaysia
Rowan California (3)	116C	300	30,000	1983	Middle East
Cecil Provine (3)	116C	300	30,000	1982	Gulf of Mexico
Gilbert Rowe (3)	116C	300	30,000	1981	Middle East
Arch Rowan (3)	116C	350	30,000	1981	Middle East
Charles Rowan (3)	116C	350	30,000	1981	Middle East
Rowan Paris (3)	116C	300	30,000	1980	Middle East
Rowan Middletown (3)	116C	300	30,000	1980	Middle East

Conventional Jack-ups: (6)
Rowan Juneau	Slot	250	30,000	1977	Gulf of Mexico
Rowan Alaska	Slot	350	30,000	1975	Gulf of Mexico
Rowan Louisiana (3)	Slot	350	30,000	1975/2006 (7)	Gulf of Mexico
____________

(1)	Indicates rated water and drilling depths.
(2)	High-specification rigs are those that have hook-load capacity of at least two million pounds.
(3)	Unit is equipped with three mud pumps.
(4)	Unit is equipped with four mud pumps.
(5)	Premium jack-ups are cantilevered rigs capable of operating in water depths of 300 feet or more.
(6)	Units are equipped with a skid-off capability. For a discussion of skid-off technology, refer to “Offshore Operations” in Item 1, Business, of this Form 10-K.
(7)	The Rowan Louisiana was damaged during Hurricane Katrina in 2005 and was substantially refurbished in 2006.

Rowan leases and, in some cases, owns various operating and administrative facilities generally consisting of office, maintenance and storage space in the United States in Texas and in Scotland, Saudi Arabia, Qatar, Egypt, Trinidad, Norway, Vietnam, South Korea and Malaysia.

ITEM 3.  LEGAL PROCEEDINGS

During 2005, Rowan lost four offshore rigs, including the Rowan Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  The Company had leased the Rowan Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that Rowan believes to be more than sufficient to satisfy its obligations under the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig.  However, the parties holding interests in the rig under the charter claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value.  Thus, Rowan assumed no insurance proceeds related to the Rowan Halifax and recorded a charge during 2005 for the full carrying value of its equipment.  In November 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner interests filed a counterclaim for a variety of relief, claiming a right to payment under the charter based on a post-casualty rig valuation of approximately $83 million.  The insurance proceeds were placed in escrow.  The district court ultimately granted judgment against Rowan for the difference between (a) what Rowan had already paid to the Owner Trustee out of the escrowed insurance proceeds (approximately $22.9 million) and (b) that rig valuation.  In March 2009, the Court of Appeals for the 14th District of Texas reversed this judgment, holding that the Company’s interpretation of the charter was substantially correct, but directing Rowan to pay an additional amount of approximately $3.2 million due under the charter.  The Company made this payment out of the escrowed insurance proceeds.  In addition, the Court of Appeals remanded the case for further proceedings in the district court to resolve additional issues and to determine the parties’ respective rights to the balance of the escrowed insurance proceeds, which was approximately $21 million.  The owner interests filed a motion for rehearing of the Court of Appeals’ decision.  In October 2009, the Court of Appeals denied the motion, but issued a substitute opinion to clarify the scope of the remand.  The Court of Appeals again held that the trial court is to resolve issues concerning the proper disposition of excess insurance proceeds.  The Court of Appeals further held that the owner interests’ claim that Rowan breached the charter agreement by failing to maintain adequate insurance remains to be decided by the trial court.  The owner interests filed another motion for rehearing, which motion was denied in January 2010.  In March 2010, the owner interests filed its petition for review in the Supreme Court of Texas.  In June 2011, the parties to the dispute reached an agreement to settle all claims and to dismiss the litigation.  Pursuant to that settlement, Rowan agreed to pay the owner group a net amount of approximately $6.1 million in addition to the escrowed insurance proceeds.  Such amount was paid in 2011 and is classified as “Material charges and other operating expenses” in the Company’s Consolidated Statements of Income.

In January 2008, a civil lawsuit styled State of Louisiana, ex. rel. Charles C. Foti, Jr., Attorney General vs. Rowan Companies, Inc. was filed in U.S. District Court, Eastern District of Texas, Marshall Division, seeking damages, civil penalties and costs and expenses for alleged commission of maritime torts and violations of environmental and other laws and regulations involving the Rowan Midland and other facilities in areas in or near Louisiana.  Subsequently, the case was transferred to U.S. District Court, Southern District of Texas, Houston Division (the “Federal Case”).  Thereafter, a similar state civil lawsuit styled State of Louisiana, ex. rel. James D. “Buddy” Caldwell, Attorney General vs. Rowan Companies, Inc. was filed in the 190th Judicial District Court of Harris County, Texas, in February 2010 (the “State Case”).  The State Case pleading contains the same legal allegations as the Federal Case except that the State Case involves unidentified Rowan rigs not including the Rowan Midland.  In July 2010, the U.S. District Court dismissed the claims of the plaintiff in the Federal Case and the plaintiff chose not to appeal or otherwise challenge that decision.  The State Case was inactive prior to the dismissal of the Federal Case.  The Company intends to vigorously defend its position in the State Case and does not believe it is probable a loss will be incurred in this matter.

We are from time to time a party to various lawsuits filed by current or former employees that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on our drilling rigs.  At December 31, 2011, there were approximately 14 asbestos related lawsuits in which we are one of many defendants.  These lawsuits have been filed in the state courts of Mississippi and Texas.  We intend to vigorously defend against the litigation.  We are unable to predict the ultimate outcome of these lawsuits; however, we do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.  No amounts were accrued at December 31, 2011, for these asbestos related lawsuits.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICES OF THE REGISTRANT

The names, positions and ages of the executive officers of the Company as of February 27, 2012, are listed below. Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

Name	Position	Age

W. Matt Ralls	President and Chief Executive Officer	62
Thomas P. Burke	Chief Operating Officer	45
John L. Buvens	Executive Vice President, Legal	56
Mark A. Keller	Executive Vice President, Business Development	59
J. Kevin Bartol	Senior Vice President, Corporate Development	52
Melanie M. Trent	Senior Vice President, Chief Administrative Officer and Corporate Secretary	47
William H. Wells	Senior Vice President, Chief Financial Officer and Treasurer	49
Gregory M. Hatfield	Vice President and Controller	42
Terry D. Woodall	Vice President, Human Resources	63

Since January 2009, Mr. Ralls’ principal occupation has been President and Chief Executive Officer.  From June 2005 until his retirement in November 2007, Mr. Ralls served as Executive Vice President and Chief Operating Officer of GlobalSantaFe Corporation.  Mr. Ralls also serves on the Boards of Superior Energy Services and Cabot Oil & Gas Corporation.

Dr. Burke became Chief Operating Officer of Rowan in July 2011.  He joined the Company in December 2009 to serve as President and Chief Executive Officer of LeTourneau Technologies, Inc. and served in such capacity until the sale of LeTourneau in June 2011.  Prior to that time, he was employed by Complete Production Services, Inc., an oilfield services company, as Division President from 2006 to 2009.

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

Ms. Trent became Senior Vice President, Chief Administrative Officer and Corporate Secretary in July 2011.  From March 2010 to July 2011, she served as Vice President and Corporate Secretary.  Ms. Trent has served as Corporate Secretary since she joined the Company in 2005, and also served as Compliance Officer from 2005 to January 2007 and as Special Assistant to the CEO from January 2007 to December 2008.

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

	2011		2010
Quarter	High	Low	High	Low
First	$44.83	$32.24	$29.40	$21.21
Second	44.83	35.42	32.82	21.66
Third	40.76	30.18	31.24	20.44
Fourth	36.71	28.13	35.39	29.23

On January 31, 2012, there were 1,280 stockholders of record.

At December 31, 2011, we had approximately $429 million of cash available for distribution to stockholders under the most restrictive provisions of our debt agreements.  Future dividends, if any, will only be paid at the discretion of the Board of Directors.  The Company has no current plans to pay a dividend.

The graph below presents the relative investment performance of Rowan’s common stock, the Dow Jones U.S. Oil Equipment and Services Index, and the S&P 500 Index for the five-year period ending December 31, 2011, assuming reinvestment of dividends.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011

Rowan Companies, Inc.	100.00	120.14	49.10	69.91	107.80	93.66
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.75
Dow Jones US Oil Equipment & Services Index	100.00	144.95	59.00	97.43	124.07	108.65

Issuer Purchases of Equity Securities

The following table summarizes acquisitions of our common stock for the fourth quarter of 2011:

Month ended	Total number of shares purchased 1	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs 2	Approximate dollar value of shares that may yet be purchased under the plans or programs

Balance forward				$69,076,500
October 31, 2011	-	-	-	69,076,500
November 30, 2011	537,373	$31.91	537,373	51,927,603
December 31, 2011	873,143	$30.85	873,143	24,987,408
Total	1,410,516	$31.26	1,410,516

1 The total number of shares purchased includes (i) shares purchased pursuant to a publicly announced program described in note 2 below and (ii) shares withheld by us to satisfy tax withholding obligations in connection with stock-based compensation issued to employees.

2 On August 8, 2011, we announced that our Board of Directors authorized us to purchase up to $100 million of our common stock. On November 1, 2011, we announced that our Board of Directors increased the amount authorized for purchase from $100 million to $150 million.

For information concerning our common stock to be issued in connection with equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for each of the last five years is presented below:

	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Operations
Revenues:	$939,229	$1,017,705	$1,043,003	$1,210,853	$1,145,248
Costs and expenses:
Direct operating costs (excluding items shown below)	508,066	416,832	404,313	480,057	445,567
Depreciation and amortization	183,903	138,301	123,940	97,686	78,642
Selling, general and administrative	88,278	78,658	65,953	62,006	61,071
(Gain) loss on disposals of property and equipment	(1,577)	402	(5,543)	(22,996)	(25,057)
Material charges and other operating expenses (1)	10,976	5,250	-	24,635	-
Gain on hurricane-related events	-	-	-	(37,088)	-
Total costs and expenses	789,646	639,443	588,663	604,300	560,223
Income from operations	149,583	378,262	454,340	606,553	585,025
Other income (expense) — net	(19,503)	(18,727)	(6,822)	6,404	12,647
Income from continuing operations, before income taxes	130,080	359,535	447,518	612,957	597,672
Provision (benefit) for income taxes	(5,659)	91,934	119,186	207,431	206,452
Income from continuing operations	135,739	267,601	328,332	405,526	391,220
Discontinued operations, net of taxes (2)	601,102	12,394	39,172	22,102	92,580
Net income	$736,841	$279,995	$367,504	$427,628	$483,800
Basic income per common share:
Income from continuing operations	$1.09	$2.29	$2.89	$3.60	$3.53
Income from discontinued operations	4.80	0.10	0.35	0.20	0.83
Net income	$5.89	$2.39	$3.24	$3.80	$4.36
Diluted income per common share:
Income from continuing operations	$1.07	$2.25	$2.89	$3.58	$3.48
Income from discontinued operations	4.76	0.11	0.35	0.19	0.83
Net income	$5.83	$2.36	$3.24	$3.77	$4.31

Financial Position
Cash and cash equivalents	$438,853	$437,479	$639,681	$222,428	$284,458
Property, plant and equipment — net	$5,678,713	$4,344,522	$3,093,591	$2,627,906	$1,986,247
Total assets	$6,597,845	$6,217,457	$5,210,694	$4,548,892	$3,875,305
Long-term debt, less current portion	$1,089,335	$1,133,745	$787,490	$355,560	$420,482
Stockholders’ equity	$4,325,987	$3,752,310	$3,110,370	$2,659,816	$2,348,438

Statistical Information
Current ratio (3)	2.46	2.88	2.97	1.82	2.84
Long-term debt/total capitalization	0.20	0.23	0.20	0.12	0.15
Book value per share of common stock outstanding	$35.01	$29.71	$27.31	$23.51	$21.10
Price range of common stock:
High	$44.83	$35.39	$27.54	$47.94	$46.16
Low	$28.13	$20.44	$10.28	$12.00	$29.48
Cash dividends per share	$-	$-	$-	$0.40	$0.40
___________________

(1)
Material charges and other operating expenses consisted of the following: 2011 – a $6.1 million payment to settle a lawsuit in connection with the Company’s obligation under a charter agreement for the Rowan Halifax and $4.9 million of incremental noncash and cash compensation cost in connection with the separation of an employee; 2010 – the expected cost of terminating the Company’s agency agreement in Mexico; and 2008 – $11.8 million of impairment charges for the cancelation of construction of a fourth 240C jack-up rig, $8.5 million of severance costs, $2.8 million of investment banking and legal fees, and $1.5 million for goodwill impairment.

(2)
In 2011, the Company sold its manufacturing and land drilling operations.  Operating results for manufacturing and land drilling have been reclassified to discontinued operations for each year presented.

(3)	Current ratio excludes assets and liabilities of discontinued operations.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In 2011, we executed several transactions consistent with our long-stated strategy.  During the year, we sold our manufacturing and land drilling services businesses, and received over $1.5 billion in cash.  In addition, in 2011 we placed into service six newly acquired high-specification jack-ups – the EXL II, III and IV, and the Rowan Viking, Rowan Stavanger and Rowan Norway, and completed construction of the Joe Douglas, which is expected to enter service in the first quarter of 2012.  This brings to 19 the number of high-specification rigs currently in service and represents a 58% increase in our high-spec capacity over 2010.  Finally, we entered into contracts for the construction of three ultra-deepwater drillships, the first of which is to be delivered in late 2013.  These transactions capped multi-year efforts to focus our energy and resources on our core high-specification offshore drilling business and to expand into the growing ultra deepwater drilling segment.

Our financial performance during the year was negatively impacted by the effects of rig relocations and shipyard time as we prepared for several new international contracts.  During the year, we had nine rigs moving to, or preparing for, new contracts, and several of those projects took longer than anticipated.  We estimate that approximately 22% of our available rig days in 2011 were spent by rigs in shipyards or in transit.  The combined effect of being off day rate longer than expected and the higher repair and maintenance expense that often accompanies extended shipyard stays hurt our performance.  Seven of these rigs have returned to work and we expect the remainder to return to work during the first quarter of 2012.  Three of our rigs in the Middle East are expected to enter the shipyard in 2012 for customer required well-control equipment upgrades.  Additional shipyard time will be incurred by other rigs in 2012 to meet customer or regulatory requirements and receive needed upgrades.  We currently expect that approximately 11% of our available rig days in 2012 will be spent by rigs in shipyards or in transit.

In addition, we estimate that we lost approximately $30 million in revenues in 2011 as a result of equipment downtime in excess of contract allowances, most of which was related to top drives and pipe-handling equipment on our North Sea rigs.  We otherwise have maintained a high level of utilization for our higher-specification rigs, as oil and gas companies have increasingly sought more capable equipment to meet more demanding drilling requirements.  The market for our less capable rigs, however, continues to be weak, and those rigs have experienced extended periods of idle time.  We believe this segmentation of demand based on rig capability will continue.  Utilization of our high-specification jack-ups for 2011 was 83%, as compared to 49% and 28% for our premium and conventional jack-ups, respectively.  We define high-specification jack-ups as those that have hook load capacity of at least two million pounds, and we define premium jack-ups as those cantilevered rigs capable of operating in water depths of 300 feet or more.

As of February 27, 2012, we had eleven jack-ups in the Middle East, ten in the U.S. Gulf of Mexico, six in the North Sea, two in Trinidad, and one each in Malaysia and Vietnam.  At that date, eleven had contracts estimated to complete in 2012, two had contracts estimated to complete in 2013, ten had contracts estimated to complete in 2014, three had contracts estimated to complete in 2016, and five were available.

As a result of the sales of our manufacturing and land drilling businesses, we have reclassified the results of those former operations to discontinued operations in the comparative financial information and related discussions that follow for all periods presented.  Our manufacturing operations were previously reported as the “Drilling Products and Systems” and the “Mining, Forestry and Steel Products” segments, and our land drilling operations were previously reported as a component of our “Drilling Services” segment.  The Company does not currently segment its remaining offshore drilling business for reporting purposes.

In February 2012, the Company’s Board of Directors approved a plan of redomestication that, if approved by the Company’s stockholders and certain other closing conditions are met, would result in the Company changing its jurisdiction of incorporation from Delaware to the United Kingdom.  The Company intends to pursue the redomestication in 2012.

RESULTS OF OPERATIONS

Our profitability is primarily a function of our ability to keep our rigs under contract and the operating day rates received, but is also impacted by the level of downtime while a rig is under contract, during which period the company may receive a reduced day rate or no day rate.  Our ability to obtain contracts for our rigs and the day rates received are primarily determined by the level of oil and gas exploration and development expenditures, which are heavily influenced by trends in oil and natural gas prices and the availability of competitive equipment.  When drilling markets are strengthening, day rates generally lag the upward trend in rig utilization, and day rate increases can be more significant as utilization approaches 90%

or more.  When drilling markets are weakening, contractors often reduce day rates in an effort to maintain utilization.  Both rig utilization and day rates have historically declined much faster than they have risen.

The following table summarizes average prices for oil and natural gas and the Company’s utilization and average day rates for the periods indicated:

	Oil (per bbl) *	Natural gas (per MCF) *	Average utilization	Average day rate
2011:
First quarter	$94.07	$4.20	65%	$136,352
Second quarter	$102.02	$4.38	70%	$133,279
Third quarter	$89.49	$4.06	61%	$148,491
Fourth quarter	$93.78	$3.50	68%	$149,868
2010:
First quarter	$78.81	$4.99	75%	$183,210
Second quarter	$77.82	$4.35	75%	$174,542
Third quarter	$76.06	$4.24	72%	$147,257
Fourth quarter	$85.16	$3.98	65%	$142,539
Full year:
2011	$94.83	$4.04	66%	$142,083
2010	$79.48	$4.38	72%	$162,272
2009	$61.95	$4.16	73%	$175,081
__________

*	Source: New York Mercantile Exchange (NYMEX)

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

Our primary drilling markets are currently the US GOM, the Middle East and the North Sea. We also have rigs operating in Trinidad, Malaysia and Vietnam.

The US GOM jack-up drilling market is highly fragmented among several oil and gas companies, many of which are independent operators whose drilling activities may be highly dependent on near-term operating cash flows.  A typical drilling assignment may call for 60 days of exploration or development work performed under a single-well contract with negotiable renewal options.  Long-term contracts for jack-up rigs have been relatively rare, and generally are available only from the major integrated oil companies and a few of the larger independent operators.  Drilling activity and day rates in the US GOM have tended to fluctuate rather quickly, and generally follow trends in natural gas prices.  Drilling demand in the shallow waters of the US GOM has been weak over the last few years as a result of increasing supplies of natural gas and declining prices.  In 2010, the market slowed further as a result of the fallout from the Macondo well incident in April 2010 and the delayed permitting process that followed.  As of February 24, 2012, industry utilization for jack-up rigs in the US GOM was 56%.  At February 27, 2012, we had ten rigs in the US GOM – six under contracts expiring in 2012, one expiring in 2014 and three that were idle or pending contract startups.

International markets present more opportunities for longer-term drilling contracts and high-specification rigs than do domestic markets.  The relocation of rigs from domestic to foreign markets is a significant undertaking, and often interrupts revenues and cash flows for several months, particularly when equipment upgrades are involved.  Thus, major relocations are typically carried out only when the likelihood of higher long-term returns heavily outweighs the short-term costs.

The Middle East has been a primary focus among our international operations in recent years.  As of February 24, 2012, industry utilization in the Middle East for jack-up rigs was 82%.  At February 27, 2012, we had eight rigs under contract in Saudi Arabia and one rig under contract in Qatar.  One of our eleven rigs there had a contract expiring in 2012, eight had contracts expiring in 2014 and two were idle.

The North Sea is a mature, harsh-environment offshore drilling market that has long been dominated by major oil and gas companies operating within a relatively tight regulatory environment.  Project lead times are often lengthy, and drilling assignments, which typically require ultra premium equipment capable of handling extreme weather conditions and high down-hole pressures and temperatures, can range from several months to several years.  Thus, drilling activity and day rates in the North Sea move slowly in response to market conditions, and generally follow trends in oil prices.  As of February 24, 2012, industry utilization for jack-up rigs in the North Sea was 93%, and at February 2, 2012, we had six rigs there with expected contract completion dates ranging from 2012 through 2016.

As of February 27, 2012, our remaining rigs outside the U.S. were the Rowan Gorilla II, which was operating in Malaysia under a contract that is expected to conclude in the fourth quarter of 2012; the Rowan Gorilla III and Rowan EXL II, which were operating in Trinidad under contracts expected to complete in November 2012 and February 2014, respectively; and the J.P. Bussell, which was operating in Vietnam under contract through approximately October 2012.

Key Performance Measures

The following table presents certain key performance measures for our fleet:

	2011	2010	2009

Revenues (in thousands):
North Sea	$298,027	$176,265	$171,630
Middle East	263,589	283,512	371,661
Gulf of Mexico	260,405	283,308	288,705
Other international	105,924	256,832	196,782
Subtotal - Day rate revenues	927,945	999,917	1,028,778
Other revenues(1)	11,284	17,788	14,225
Total	$939,229	$1,017,705	$1,043,003

Revenue producing days:
North Sea	1,424	776	705
Middle East	2,048	2,012	2,424
Gulf of Mexico	2,227	2,121	1,983
Other international	832	1,253	764
Total	6,531	6,162	5,876

Average day rate:(2)
North Sea	$209,289	$227,146	$243,447
Middle East	$128,706	$140,911	$153,325
Gulf of Mexico	$116,931	$133,573	$145,590
Other international	$127,313	$204,974	$257,568
Total	$142,083	$162,272	$175,081

Utilization (by location):(3)
North Sea	94%	94%	97%
Middle East	53%	61%	74%
Gulf of Mexico	71%	68%	64%
Other international	59%	92%	83%
Total	66%	72%	73%

Utilization (by classification):(3)
High-specification jack-up(4)	83%	94%	93%
Premium jack-up(5)	49%	58%	63%
Conventional jack-up	28%	24%	38%

(1) Other revenues, which are primarily revenues received for contract reimbursable costs, are excluded from the computation of average day rate.
(2) Average day rate is computed by dividing day rate revenues by the number of revenue-producing days.
(3) Utilization is the number of revenue-producing days divided by the aggregate number of days rigs were available to work.
(4) We define high-specification jack-ups as those that have hook load capacity of at least two million pounds.
(5) We define premium jack-ups as those cantilevered rigs capable of operating in water depths of 300 feet or more.

2011 Compared to 2010

Our operating results for the years ended December 31, 2011 and 2010 are highlighted below (dollars in millions):

	2011		2010
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$939.2	100%	$1,017.7	100%
Operating costs (excluding items below)	(508.1)	-54%	(416.8)	-41%
Depreciation expense	(183.9)	-20%	(138.3)	-14%
Selling, general and administrative expenses	(88.2)	-9%	(78.6)	-8%
Net gain (loss) on property disposals	1.6	0%	(0.4)	0%
Material charges and other operating expenses	(11.0)	-1%	(5.3)	-1%
Operating income	$149.6	16%	$378.3	37%

Revenues for 2011 decreased by $78.5 million or 8% compared to 2010 as a result of the following (in millions):

Increase
(Decrease)

Rig additions	$234.9
Lower average day rates for existing rigs	(159.7)
Lower utilization of existing rigs	(147.2)
Revenues for reimbursable costs and other, net	(6.5)
Net decrease	$(78.5)

Newbuild additions to the fleet in 2010 and 2011 contributed 1,267 (or 21%) incremental revenue-producing days in 2011 over 2010.  During the year, we had nine rigs moving to, or preparing for, new contracts, and several of those projects took longer than anticipated.  We estimate that approximately 22% of our available rig days in 2011 were spent by rigs in shipyards or in transit, which contributed to the lower utilization of existing rigs in 2011.  The conclusion on long-term, higher day rate contracts in 2010 and 2011 contributed to the lower average day rates for existing rigs in 2011.

Operating costs other than depreciation, selling, general and administrative expenses and material charges for 2011 increased by $91.3 million or 22% over the prior year, as a result of the following (in millions):

Increase
(Decrease)

Operating costs attributable to fleet additions	$86.7
Worker's compensation	8.8
Lower operating costs for Gorilla VI in the U.K. versus Norway	(14.7)
Lower operating costs due to rigs in shipyard, net	(7.4)
Other, net	17.9
Net increase	$91.3

Operating margin (revenues in excess of operating costs other than depreciation, selling, general and administrative expenses and material charges and other operating expenses) declined to 46% of revenues in from 59% in 2010 primarily as a result of lower average day rates for and utilization of existing rigs, which more than offset the impact of fleet additions over the periods.  Depreciation expense increased by $45.6 million or 33% between periods due to the rig additions.  Selling, general and administrative expenses increased by $9.6 million or 12% due primarily to higher labor costs and tax consulting fees.

In 2011, we settled litigation with Textron relating to the loss of the Rowan Halifax in 2005 and charged operations for a payment of $6.1 million (see Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K).  Also in 2011, we recognized $4.9 million of incremental noncash and cash compensation cost in connection with the separation of an employee.  Such amounts comprise the “Material charges and other operating expenses.”

Material charges and other operating expenses in 2010 consisted of a $5.3 million charge to operations for the expected cost of terminating the Company’s agency agreement in Mexico.

2010 Compared to 2009

Our operating results for 2010 and 2009 are highlighted below (dollars in millions):

	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$1,017.7	100%	$1,043.0	100%
Operating costs (excluding items below)	(416.8)	-41%	(404.3)	-39%
Depreciation expense	(138.3)	-14%	(123.9)	-12%
Selling, general and administrative expenses	(78.6)	-8%	(66.0)	-6%
Net gain (loss) on property disposals	(0.4)	0%	5.5	1%
Material charges and other operating expenses	(5.3)	-1%	-	0%
Operating income	$378.3	37%	$454.3	44%

Revenues for 2010 decreased by $25.3 million or 2% compared to 2009 as a result of the following (in millions):

Increase
(Decrease)

Rig additions	$82.6
Lower average day rates for existing rigs	(62.2)
Lower utilization of existing rigs	(49.2)
Revenues for reimbursable costs and other, net	3.5
Net decrease	$(25.3)

Newbuild additions to the fleet contributed 567 (or 10%) incremental revenue-producing days in the 2010 over 2009.

Operating costs other than depreciation, selling, general and administrative expenses and material charges for 2010 increased by $12.5 million or 3% compared to 2009 primarily due to personnel and related costs attributable to the 2010 additions of the Ralph Coffman and the EXL I.

Operating margin (revenues in excess of operating costs other than depreciation, selling, general and administrative expenses and material charges and other operating expenses) declined to 59% of revenues in 2010 from 61% in 2009 primarily as a result of lower average day rates and utilization of existing rigs, which more than offset the impact of fleet additions over the periods.  Depreciation increased by $14.4 million or 12% between periods due to the rig additions.  Selling, general and administrative expenses increased by $12.6 million or 19% due primarily to higher labor costs and professional fees.

In 2010 we charged $5.3 million to operations for the expected cost of terminating the Company’s agency agreement in Mexico.  Such amount comprises the “Material charges and other operating expenses.”

Income Taxes

Historically, the Company has conducted its foreign operations through its U.S. subsidiaries, which resulted in income tax at the U.S. statutory rate of 35%.  In late 2009, the Company began operating many of its foreign-based rigs through its international subsidiaries, and has asserted that such earnings are permanently invested abroad.  The Company does not provide deferred income taxes on undistributed foreign earnings considered to be permanently invested abroad.

The Company’s effective tax rate for continuing operations was a benefit of 4.4% in 2011 (on pretax income of $130.1 million) as compared to provisions of 25.6% for 2010 and 26.6% for 2009.  The overall benefit in 2011 was primarily attributable to amortization of benefits related to transferring certain rigs into our international subsidiaries over the period from 2009 through 2011 and a greater proportion of income earned in lower-tax foreign jurisdictions in 2011 as compared to 2010 and 2009.

Outlook

Our backlog by geographic area as of February 27, 2012 (the date of our most recent “Monthly Fleet Status Report”), and for the comparable prior-year period is set forth below (in millions):

	February 27, 2012	February 25, 2011

Norway	$1,302	$135
Middle East	949	621
U.K.	344	473
Trinidad	132	142
U.S. Gulf of Mexico	109	274
Other international	229	14
Total backlog	$3,065	$1,659

We estimate our backlog will be realized as follows (in millions):

2012	$935
2013	865
2014	615
2015	383
2016	267
Total backlog	$3,065

About 60% of our remaining available rig days in 2012 and 42% of available days in 2013 were under contract or commitment as of February 27, 2012.

Three of our rigs in the Middle East are expected to enter the shipyard in 2012 for customer required well-control equipment upgrades.  Additional shipyard time will be incurred by other rigs in 2012 to meet customer or regulatory requirements and receive needed upgrades.  We currently expect that approximately 11% of our available rig days in 2012 will be spent by rigs in shipyards or in transit.

In each of the past several years, the onset of hurricane season has coincided with declines in drilling activity in the US GOM.  We expect this pattern to continue in future years.

We believe there are currently 78 jack-ups and 68 drillships on order or under construction for completion over the next three and seven years, respectively, most of which do not have drilling contracts in place.  Delivery of those rigs is expected to further increase competition among contractors.  Thus, we can provide no assurance that we will be able to continue to replace our contract backlog as it is realized, that we can maintain current utilization levels, that day rates will remain above breakeven levels, or that our drilling operations will remain profitable.

LIQUIDITY AND CAPITAL RESOURCES

Key balance sheet amounts and ratios at December 31 were as follows (dollars in millions):

	2011	2010

Cash and cash equivalents	$438.9	$437.5
Current assets (excluding assets of discontinued operations)	$794.1	$767.3
Current liabilities (excluding liabilities of discontinued operations)	$323.4	$266.2
Current ratio (excluding assets and liabilities of discontinued operations)	2.46	2.88
Current maturities of long-term debt	$45.0	$52.2
Long-term debt, less current maturities	$1,089.3	$1,133.7
Stockholders' equity	$4,326.0	$3,752.3
Long-term debt/total capitalization	0.20	0.23

Sources and uses of cash and cash equivalents were as follows:

	2011	2010	2009

Net operating cash flows	$94.7	$508.2	$544.1
Proceeds from sales of manufacturing and land drilling operations, net	1,555.5	-	-
Capital expenditures	(1,517.7)	(490.6)	(566.4)
Payments to acquire treasury stock	(125.0)	-	-
Debt repayments	(52.2)	(594.0)	(64.9)
Net change in restricted cash balance	15.3	(15.3)	-
Proceeds from equity compensation and debenture plans and other	19.9	8.0	1.5
Proceeds from asset disposals	5.7	3.3	8.6
Borrowings, net of issue costs	-	395.5	491.7
Net cash used in acquisition of SKDP	-	(17.7)	-
All other, net	5.2	0.4	2.7
Total sources (uses)	$1.4	$(202.2)	$417.3

Operating Cash Flows

Cash flows from operations declined to $94.7 million in 2011 from in excess of $500 million in 2010 and 2009.  The decline in cash flows can be attributed in part to the sales of our manufacturing and land drilling businesses in June and September of 2011.  As discussed in Note 1 of Notes to Consolidated Financial Statements, as permitted under GAAP, the Company has chosen not to separately disclose cash flows pertaining to discontinued operations in its statement of cash flows. As a result, cash from operations in periods prior to the sale of our manufacturing and land drilling businesses included cash flows of such discontinued operations.  Additionally, with respect to our continuing offshore drilling operations, cash flows for 2011 were negatively impacted by downtime due to rigs in shipyards for maintenance and customer required upgrades and rig mobilizations.  Further, prior to 2011, cash flows from operations benefited from long-term contracts entered into when rates were significantly higher than more recent market rates.  Many of these contracts have now been completed.  The impact of these contract completions were partially offset in 2011 by the addition of newly constructed rigs to our fleet in 2010 and 2011.  We expect the contribution from our newbuild rigs that entered the fleet in 2011 to result in significantly higher operating cash flows for 2012 over 2011 and to approach the levels seen in 2010 and 2009.

As Rowan’s operations have diversified internationally, a greater portion of our revenues has been generated through foreign subsidiaries whose earnings are expected to be permanently invested abroad.  As of December 31, 2011, approximately $164 million of the $439 million cash and cash equivalents was held by foreign subsidiaries, and undistributed earnings from foreign subsidiaries amounted to approximately $204 million.  Given the growing significance of our foreign subsidiaries and their capital needs relative to our domestic operations, we do not expect this permanent foreign investment to create any liquidity constraints for the foreseeable future.

Investing Activities

In June and September 2011, we completed the sales of our manufacturing and land drilling businesses and received net cash proceeds before taxes of approximately $1.042 billion and $514 million, respectively.  The Company has used and intends to continue to use the proceeds in part for its rig construction program.

In May 2011, the Company entered into contracts with Hyundai Heavy Industries Co., Ltd (“Hyundai”) for the construction of two ultra-deepwater drillships, the Rowan Renaissance and Rowan Resolute, at its Ulsan, South Korea, shipyard for delivery in late 2013 and mid 2014, respectively.  On October 31, 2011, the Company exercised its option with Hyundai for the construction of an additional ultra-deepwater drillship, the Rowan Reliance, of the same specifications as the two drillships currently under construction.  The agreement with Hyundai also includes an option exercisable through March 30, 2012, for an additional drillship of the same specifications for delivery in the first quarter of 2015.

Construction cost of the three drillships is expected to be funded from available cash, cash flows from operations and short-term borrowings.  See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for the status of costs of rigs under construction.

Capital expenditures for 2011 included the following:

•	$539 million towards completion of our two N-Class rigs, the Rowan Stavanger and Rowan Norway;
•	$456 million towards construction of the Rowan Renaissance, Rowan Resolute and Rowan Reliance;
•	$89 million towards completion of the 240C-class rig, Joe Douglas;
•	$94 million towards completion of the EXL IV;
•	$296 million for improvements to the existing fleet, including contractually required modifications, and
•	$44 million for manufacturing, drilling equipment spares, drill pipe and other.

Our 2012 capital budget, as approved by our Board of Directors, is approximately $533 million, and includes $142 million towards construction of the Rowan Renaissance, Rowan Resolute and Rowan Reliance, $210 million for upgrades to existing rigs and shorebase facilities and spare drilling equipment, $175 million pursuant to contractual requirements that will be partially reimbursed by customers, and $6 million for other items.

The capital budget reflects an appropriation of money that we may or may not spend, and the timing of such expenditures may change.  We will periodically review and adjust the capital budget as necessary based upon current and forecasted cash flows and liquidity, anticipated market conditions in our business, the availability of financing sources, and alternative uses of capital to enhance shareholder value.  Certain such adjustments would require Board approval.

Financing Activities

On August 8, 2011, we announced that our board of directors approved a program to repurchase up to $100 million of our common stock.  On November 1, 2011, we announced that our board of directors increased the amount authorized for repurchase from $100 million to $150 million.  As of December 31, 2011, we had repurchased 3.9 million shares in the open market at a cost of approximately $125.0 million.  Additional purchases under the program may be made through the open market or in privately negotiated transactions and may be commenced or suspended from time to time without notice.

Effective June 30, 2011, we amended and restated our credit agreement dated September 16, 2010.  Under the new agreement (the “2011 Credit Agreement”), we may borrow up to $500 million on a revolving basis through June 30, 2016.  Interest and commitment fees payable under the 2011 Credit Agreement are based in part on the Company’s then current credit ratings.  The annual commitment fee is currently 0.25% of the unused commitment, and advances would currently bear interest at Libor plus 1.75% per annum.  There were no amounts drawn under the 2011 Credit Agreement at December 31, 2011.  The 2011 Credit Agreement limits total consolidated indebtedness and contains events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the agreement.

We were in compliance with each of our debt covenants at December 31, 2011, and we expect to remain in compliance in 2012.

Based on current and anticipated near-term operating levels, we believe that operating cash flows together with existing cash, and cash equivalents and amounts available under our bank credit facility will be adequate to fund capital expenditures, debt service and other anticipated cash requirements in 2012.

Cash Dividends

We last paid a regular quarterly cash dividend in 2008.  At December 31, 2011, we had approximately $429 million available for distribution to stockholders under provisions of our debt agreements.  Future dividends, if any, will only be paid at the discretion of the Board of Directors.  There are no current plans to pay dividends.

Off-balance Sheet Arrangements and Contractual Obligations

The Company had no off-balance sheet arrangements as of December 31, 2011 or 2010, other than operating lease obligations and other commitments in the ordinary course of business.

The following is a summary of our contractual obligations at December 31, 2011, including obligations recognized on our balance sheet and those not required to be recognized on our balance sheet (in millions):

	Payments due by period
	Total	Within 1 year	2 to 3 years	4 to 5 years	After 5 years

Long-term debt, including interest	$1,614	$113	$192	$174	$1,135
Newbuild construction contracts	1,766	142	1,624	-	-
Purchase obligations, excluding newbuilds	134	134	-	-	-
Operating leases	20	3	5	4	8
Total	$3,534	$392	$1,821	$178	$1,143

We periodically employ letters of credit or other bank-issued guarantees in the normal course of our businesses, and had outstanding letters of credit of approximately $43.0 million at December 31, 2011.

Pension Obligations

Minimum contributions under defined benefit pension plans are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates.  Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements (see “Critical Accounting Policies and Management Estimates – Pension and other postretirement benefits”).  As of December 31, 2011, our financial statements reflected an aggregate unfunded pension liability of $242 million.  We expect to make minimum contributions to our defined benefit pension plans of approximately $51 million in 2012, and we will continue to make significant pension contributions over the next several years.  Additional funding may be required if pension asset values decline.

Contingent Liabilities

Rowan is involved in various legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. The Company believes that there are no known contingencies, claims or lawsuits that could have a material effect on its financial position, results of operations or cash flows.

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

Impairment of long-lived assets

We evaluate the carrying value of our property and equipment, primarily our drilling rigs, when events or changes in circumstances indicate that the carrying value of such rigs may not be recoverable.  Generally, extended periods of idle time and/or our inability to contract rigs at economical rates are an indication that a rig may be impaired.  However, the offshore drilling industry has historically been highly cyclical and it is not unusual for rigs to be unutilized or underutilized for extended periods of time and subsequently resume full or near full utilization when business cycles improve.  Likewise, during periods of excess supply, rigs may be contracted at or near cash break-even rates for extended periods.  Impairment situations may arise with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic region.  Our rigs are mobile and may generally be moved from regions with excess supply, if economically feasible.

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

Pension and other postretirement benefits

Our pension and other postretirement benefit liabilities and costs are based upon actuarial computations that reflect our assumptions about future events, including long-term asset returns, interest rates, annual compensation increases, mortality rates and other factors.  Key assumptions at December 31, 2011, included discount rates ranging from 4.40% to 4.59%, an expected long-term rate of return on pension plan assets of 8% and annual healthcare cost increases ranging from 8.4% in 2012 to 4.5% in 2029 and beyond.  The assumed discount rate is based upon the average yield for Moody’s Aa-rated corporate bonds and the rate of return assumption reflects a probability distribution of expected long-term returns that is weighted based upon plan asset allocations.  A one-percentage-point decrease in the assumed discount rate would increase our recorded pension and other postretirement benefit liabilities by approximately $112 million, while a one-percentage-point change in the expected long-term rate of return on plan assets would change annual net benefits cost by approximately $4.3 million.  A one-percentage-point increase in the assumed healthcare cost trend rate would increase 2012 other postretirement benefit cost by $0.5 million.  To develop the expected long-term rate of return on assets assumption, Rowan considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the plans’ other asset classes and the expectations for future returns of each asset class.  The expected return for each asset class was then weighted based upon the current asset allocation to develop the expected long-term rate of return on assets assumption for the plan, which was maintained at 8% at December 31, 2011, unchanged from December 31, 2010.

Income taxes

In accordance with accounting guidelines for income tax uncertainties, we evaluate each tax position to determine if it is more likely than not that the tax position will be sustained upon examination, based on its merits.  A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in income for the period, and a reserve, if any.  Our income tax returns are subject to audit by U.S. federal, state, and foreign tax authorities.  Determinations by such taxing authorities that differ materially from our recorded estimates, either favorably or unfavorably, may have a material impact on our results of operations, financial position and cash flows.  We believe our reserve for uncertain tax positions totaling $55.3 million at December 31, 2011, is properly recorded in accordance with the accounting guidelines.

New Accounting Standards

In June 2011, the FASB issued an update on the presentation of other comprehensive income. Under this update, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This update is effective for interim and annual periods beginning on or after December 15, 2011. We do not believe the adoption of this update will have a material impact on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Rowan’s outstanding debt at December 31, 2011, consisted entirely of fixed-rate debt with a carrying value of $1.134 billion and a weighted-average annual interest rate of 6.0%.  Due to the fixed-rate nature of the Company’s debt, management believes the risk of loss due to changes in market interest rates is not material.

The majority of Rowan’s transactions are denominated in United States dollars. The Company has some exposure to currency exchange fluctuations primarily in the U.K.  In order to reduce the impact of exchange rate fluctuations, Rowan generally requires customer payments to be in U.S. dollars and generally limits foreign currency holdings to the extent they are needed to pay liabilities denominated in local currencies.  Fluctuating commodity prices affect Rowan’s future earnings materially to the extent that they influence demand for the Company’s products and services.  As a general practice, Rowan does not hold or issue derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rowan Companies, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Rowan Companies, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rowan Companies, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, on June 22, 2011, and September 1, 2011, the Company completed the sale of its wholly owned manufacturing subsidiary, LeTourneau Technologies, Inc., and land drilling services business, respectively.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2012

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

Our assessment included an evaluation of the design of our internal control over financial reporting relative to COSO and testing of the operational effectiveness of our internal control over financial reporting. Based upon our assessment, we have concluded that our internal controls over financial reporting were effective as of December 31, 2011.

The registered public accounting firm Deloitte & Touche LLP has audited Rowan’s consolidated financial statements included in our 2011 Annual Report on Form 10-K and has issued an attestation report on the Company’s internal control over financial reporting.

/s/ W. MATT RALLS	/s/ W. H. WELLS
W. Matt Ralls	W. H. Wells
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer and Treasurer

February 27, 2012	February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rowan Companies, Inc.
Houston, Texas

We have audited the internal control over financial reporting of Rowan Companies, Inc and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011, of the Company and our report dated February 27, 2012, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's completed sale of its wholly owned manufacturing subsidiary, LeTourneau Technologies, Inc., and land drilling services business on June 22, 2011, and September 1, 2011, respectively.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2012

Rowan Companies, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$438,853	$437,479
Restricted cash	-	15,265
Receivables - trade and other	283,592	269,896
Prepaid expenses and other current assets	44,586	31,646
Deferred income taxes - net	27,023	13,043
Assets of discontinued operations	27,661	1,007,924
Total current assets	821,715	1,775,253

PROPERTY, PLANT AND EQUIPMENT:
Drilling equipment	6,179,587	3,799,902
Construction in progress	711,558	1,584,802
Other property and equipment	138,177	145,698
Property, plant and equipment - gross	7,029,322	5,530,402
Less accumulated depreciation and amortization	1,350,609	1,185,880
Property, plant and equipment - net	5,678,713	4,344,522

Other assets	97,417	97,682

TOTAL ASSETS	$6,597,845	$6,217,457

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$45,023	$52,166
Accounts payable - trade	111,082	81,715
Deferred revenues	36,220	7,748
Accrued liabilities	131,041	124,539
Liabilities of discontinued operations	25,005	378,797
Total current liabilities	348,371	644,965

Long-term debt - less current maturities	1,089,335	1,133,745
Other liabilities	357,709	251,145
Deferred income taxes - net	476,443	435,292
Commitments and contingent liabilities (Note 7)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, issuable in series:
Series A Junior Preferred Stock, 1,500,000 shares authorized, none issued	-	-
Common stock, $0.125 par value, 150,000,000 shares authorized, 127,577,530 shares and 126,346,627 shares issued at December 31, 2011 and 2010, respectively	15,947	15,794
Additional paid-in capital	1,478,233	1,433,999
Retained earnings	3,186,362	2,449,521
Cost of 3,996,465 and 52,408 treasury shares at December 31, 2011 and 2010, respectively	(128,884)	(1,509)
Accumulated other comprehensive loss	(225,671)	(145,495)
Total stockholders' equity	4,325,987	3,752,310

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,597,845	$6,217,457

See Notes to Consolidated Financial Statements.

Rowan Companies, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)

REVENUES	$939,229	$1,017,705	$1,043,003

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	508,066	416,832	404,313
Depreciation and amortization	183,903	138,301	123,940
Selling, general and administrative	88,278	78,658	65,953
Loss (gain) on disposals of property and equipment	(1,577)	402	(5,543)
Material charges and other operating expenses	10,976	5,250	-
Total costs and expenses	789,646	639,443	588,663

INCOME FROM OPERATIONS	149,583	378,262	454,340

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(20,071)	(24,879)	(8,028)
Interest income	730	1,289	1,194
Gain on debt extinguishment	-	5,324	-
Other - net	(162)	(461)	12
Total other income (expense) - net	(19,503)	(18,727)	(6,822)

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	130,080	359,535	447,518
(Benefit) provision for income taxes	(5,659)	91,934	119,186

NET INCOME FROM CONTINUING OPERATIONS	135,739	267,601	328,332

DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	3,107	12,394	39,172
Gain on sale of discontinued operations, net of tax	597,995	-	-
Discontinued operations, net of tax	601,102	12,394	39,172

NET INCOME	$736,841	$279,995	$367,504

INCOME PER SHARE - BASIC:
Income from continuing operations	$1.09	$2.29	$2.89
Discontinued operations	$4.80	$0.10	$0.35
Net income	$5.89	$2.39	$3.24

INCOME PER SHARE - DILUTED:
Income from continuing operations	$1.07	$2.25	$2.89
Discontinued operations	$4.76	$0.11	$0.35
Net income	$5.83	$2.36	$3.24

See Notes to Consolidated Financial Statements.

Rowan Companies, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2011	2010	2009
	(In thousands)

NET INCOME	$736,841	$279,995	$367,504
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of income tax expense (benefit) of ($43,172), $2,599 and $35,912, respectively	(80,176)	4,826	66,695

COMPREHENSIVE INCOME	$656,665	$284,821	$434,199

See Notes to Consolidated Financial Statements.

Rowan Companies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders' equity
				(In thousands)

Balance, December 31, 2008	113,036	$14,141	$1,063,202	$1,802,022	$(2,533)	$(217,016)	$2,659,816
Stock issued under share-based compensation plans	797	96	336	-	1,124	-	1,556
Stock-based compensation	-	-	12,127	-	-	-	12,127
Excess tax benefit from stock-based compensation plans	-	-	2,672	-	-	-	2,672
Retirement benefit adjustments, net of taxes of $35,912	-	-	-	-	-	66,695	66,695
Net income	-	-	-	367,504	-	-	367,504
Balance, December 31, 2009	113,833	14,237	1,078,337	2,169,526	(1,409)	(150,321)	3,110,370
Stock issued to acquire SKDP	11,725	1,466	336,441	-	-	-	337,907
Stock issued under share-based compensation plans	736	91	4,343	-	(100)	-	4,334
Stock-based compensation	-	-	14,466	-	-	-	14,466
Excess tax benefit from stock-based compensation plans	-	-	412	-	-	-	412
Retirement benefit adjustments, net of taxes of $2,599	-	-	-	-	-	4,826	4,826
Net income	-	-	-	279,995	-	-	279,995
Balance, December 31, 2010	126,294	15,794	1,433,999	2,449,521	(1,509)	(145,495)	3,752,310
Stock issued under share-based compensation plans	1,206	153	14,907	-	(2,362)	-	12,698
Shares reacquired	(3,919)	-	-	-	(125,013)	-	(125,013)
Stock-based compensation	-	-	24,199	-	-	-	24,199
Excess tax benefit from stock-based compensation plans	-	-	5,128	-	-	-	5,128
Retirement benefit adjustments, net of taxes of ($43,172)	-	-	-	-	-	(80,176)	(80,176)
Net income	-	-	-	736,841	-	-	736,841
Balance, December 31, 2011	123,581	$15,947	$1,478,233	$3,186,362	$(128,884)	$(225,671)	$4,325,987

See Notes to Consolidated Financial Statements.

Rowan Companies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010	2009
	(In thousands)
CASH PROVIDED BY OPERATIONS:
Net income	$736,841	$279,995	$367,504
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	204,872	186,563	171,445
Provision for pension and postretirement benefits	20,115	33,960	39,664
Stock-based compensation expense	22,088	15,578	13,034
Postretirement benefit claims paid	(2,926)	(3,588)	(3,495)
Loss (gain) on disposals of property, plant and equipment	(4,100)	788	(5,748)
Deferred income taxes	(21,492)	45,164	15,771
Contributions to pension plans	(53,394)	(57,266)	(36,248)
Gain on sale of land drilling operations	(212,891)	-	-
Gain on sale of manufacturing operations	(670,614)	-	-
Material charges	8,000	42,024	-
Estimated net benefits from income tax claims	-	-	(25,392)
Changes in current assets and liabilities:
Receivables - trade and other	22,825	(34,268)	147,340
Inventories	(104,468)	65,177	92,357
Prepaid expenses and other current assets	303	9,208	(17,278)
Accounts payable	44,784	(34,799)	(134,648)
Accrued income taxes	(6,097)	(30,555)	(17,327)
Deferred revenues	41,428	14,048	(34,688)
Billings in excess of costs and estimated profits on uncompleted contracts	29,493	(17,311)	(31,893)
Other current liabilities	10,263	6,381	3,209
Net changes in other noncurrent assets and liabilities	29,649	(12,937)	487
Net cash provided by operations	94,679	508,162	544,094

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(1,517,674)	(490,560)	(566,383)
Proceeds from disposals of property, plant and equipment	5,734	3,267	8,592
(Increase) decrease in restricted cash	15,265	(15,265)	-
Proceeds from sale of manufacturing operations, net	1,041,861	-	-
Proceeds from sale of land drilling operations, net	513,619	-	-
Net cash used in acquisition of SKDP	-	(17,681)	-
Net cash provided by (used in) investing activities	58,805	(520,239)	(557,791)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	(52,166)	(594,013)	(64,922)
Proceeds from borrowings, net of issue costs	-	395,517	491,729
Proceeds from stock option and convertible debenture plans	19,941	7,959	1,471
Excess tax benefits from stock-based compensation	5,128	412	2,672
Payments to acquire treasury stock	(125,013)	-	-
Net cash provided by (used in) financing activities	(152,110)	(190,125)	430,950

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,374	(202,202)	417,253
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	437,479	639,681	222,428
CASH AND CASH EQUIVALENTS, END OF PERIOD	$438,853	$437,479	$639,681

See Notes to Consolidated Financial Statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Rowan Companies, Inc., together with its subsidiaries (hereafter referred to as "Rowan" or the "Company") is a major provider of international and domestic offshore oil and gas contract drilling services and provides its services utilizing a fleet of 31 self-elevating mobile offshore "jack-up" drilling units.  The Company's primary focus is on high-specification and premium jack-up rigs, which its customers use for exploratory and development drilling and, in certain areas, well workover operations.  Additionally, the Company has three ultra-deepwater drillships under construction, the first of which is scheduled for delivery in late 2013.

Rowan conducts offshore drilling operations in various markets throughout the world including the Middle East, the U.S. Gulf of Mexico and the North Sea, among others.

The consolidated financial statements are presented in U.S. dollars in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Rowan Companies, Inc. and its subsidiaries, all of which are wholly owned.  Intercompany balances and transactions are eliminated in consolidation.

In June and September 2011, the Company completed the sales of its manufacturing and land drilling operations, respectively.  The Company’s manufacturing operations were previously reported as the “Drilling Products and Systems” and the “Mining, Forestry and Steel Products” segments, and land drilling operations were previously reported as a component of the “Drilling Services” segment.  The Company does not currently segment its continuing offshore drilling business for reporting purposes.  Results of manufacturing and land drilling operations have been reclassified to discontinued operations for all periods presented.  Similarly, assets and liabilities of discontinued operations have been segregated and included in “Assets of discontinued operations” and “Liabilities of discontinued operations,” as appropriate, in the Consolidated Balance Sheets at December 31, 2011 and 2010 (see Note 3).  As permitted under GAAP, the Company has chosen not to separately disclose cash flows pertaining to discontinued operations in the statement of cash flows.

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

Revenue and Expense Recognition

Rowan’s drilling contracts generally provide for payment on a daily rate basis, and revenues are recognized as the work progresses with the passage of time.  Rowan frequently receives lump-sum payments at the outset of a drilling assignment for equipment moves or modifications.  Lump-sum fees received for equipment moves (and related costs) and fees received for equipment modifications or upgrades are initially deferred and amortized on a straight-line basis over the primary term of the drilling contract.  The costs of contractual equipment modifications or upgrades and the costs of the initial move of newly acquired rigs are capitalized and depreciated in accordance with the Company’s fixed asset capitalization policy.  The costs of moving equipment while not under contract are expensed as incurred.  Drilling revenues received but unearned are included in current and long-term liabilities and totaled $58.4 million and $7.7 million at December 31, 2011 and 2010, respectively.  Deferred drilling costs are included in prepaid expenses and other assets and totaled $33.0 million and $22.3 million at December 31, 2011 and 2010, respectively.

Rowan recognizes revenue for certain reimbursable costs.  Each reimbursable item and amount is stipulated in the Company’s contract with the customer, and such items and amounts frequently vary between contracts.  The Company recognizes reimbursable costs on the gross basis, as both revenues and expenses, because Rowan is the primary obligor in the arrangement, has discretion in supplier selection, is involved in determining product or service specifications and assumes full credit risk related to the reimbursable costs.

Cash Equivalents

Cash equivalents consist of highly liquid temporary cash investments with maturities no greater than three months at the time of purchase.

Accounts Receivable and Allowance for Doubtful Accounts

The Company assesses the collectability of receivables and records adjustments to an allowance for doubtful accounts, which is recorded as an offset to accounts receivable, to cover the risk of credit losses.  The allowance is based on historical and other factors that predict collectability, including write-offs, recoveries and the monitoring of credit quality.  The Company’s allowance for doubtful accounts was $0.3 million at December 31, 2011 and 2010, respectively.

Receivables included unreimbursed costs related to the salvage of lost or damaged rigs and related equipment totaling $4.6 million and $10.4 million at December 31, 2011 and 2010, respectively.

Property and Depreciation

Rowan provides depreciation for financial reporting purposes under the straight-line method over the asset’s estimated useful life from the date the asset is placed into service until it is sold or becomes fully depreciated.  Estimated useful lives and salvage values are presented below:

	Life (in years)	Salvage Value

Jack-up drilling rigs:
Hulls	35	20%
Legs	30	20%
Quarters	25	20%
Drilling equipment	10 to 25	20%

Drill pipe and tubular equipment	4	10%
Other property and equipment	3 to 30	various

Expenditures for new property or enhancements to existing property are capitalized and depreciated over the asset’s estimated useful life.  Expenditures for maintenance and repairs are charged to operations as incurred.  As assets are sold or retired, property cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in results of operations.  Rowan capitalizes a portion of interest cost incurred during the construction period.  The Company capitalized interest in the amount of $54.5 million in 2011, $40.0 million in 2010, and $21.5 million in 2009.  Long-lived assets are reviewed for impairment at least annually, or whenever circumstances indicate their carrying amounts may not be recoverable, based upon estimated future cash flows.  Impairment, if any, is measured as the excess of an asset’s carrying amount over its estimated fair value.  No impairment charges for long-lived assets attributable to continuing operations were required in 2011, 2010 or 2009.

In connection with the sale of LeTourneau, the Company took ownership of a land rig that LeTourneau was constructing on behalf of a customer, plus a related customer deposit.  The Company is holding the asset for sale and recorded an $8 million impairment charge, which is included in pretax loss for discontinued manufacturing operations for 2011.  Fair value was estimated based on equipment broker quotes, less anticipated selling costs.  Such inputs are considered Level 3 fair value inputs, which are unobservable inputs and considered the lowest level in the fair value hierarchy.

Repairs and maintenance expense attributable to continuing operations totaled $97.6 million in 2011, $70.3 million in 2010, and $74.4 million in 2009.

Foreign Currency Transactions

The U.S. dollar is the functional currency for all of Rowan’s operations.  Non-U.S. subsidiaries translate their nonmonetary assets at exchange rates prevailing at the time they were acquired; monetary assets and liabilities are translated at year-end rates.  Resulting translation gains and losses and foreign currency transaction gains and losses are included in “other income” on the Company’s Consolidated Statements of Income.  In order to reduce the impact of exchange rate fluctuations, Rowan generally requires customer payments to be in U.S. dollars and generally limits foreign currency holdings to the extent they are needed to pay liabilities denominated in such currencies.  The Company recognized net foreign currency losses of $0.8 million in 2011, $0.4 million in 2010 and $0.1 million in 2009.

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

Environmental Costs

Environmental remediation costs are accrued using estimates of future monitoring, testing and clean-up costs where it is probable that such costs will be incurred.  Estimates of future monitoring, testing and clean-up costs, and assessments of the probability that such costs will be incurred incorporate many factors, including approved monitoring, testing and/or remediation plans; ongoing communications with environmental regulatory agencies; the expected duration of remediation measures; historical monitoring, testing and clean-up costs, and current and anticipated operational plans and manufacturing processes.  Ongoing environmental compliance costs are expensed as incurred, and expenditures to mitigate or prevent future environmental contamination are capitalized.  Environmental liabilities at December 31, 2011 and 2010, were not material.

Income Per Common Share

Basic income per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted income per share includes the additional effect of all potentially dilutive securities, which includes nonvested restricted stock and units, dilutive stock options and appreciation rights, and contingently issuable shares, if any, such as performance-based stock awards.

A reconciliation of shares for basic and diluted income per share for each of the past three years is set forth below.  There were no income adjustments to the numerators of the basic or diluted computations for the periods presented (in thousands):

	2011	2010	2009

Average common shares outstanding	125,044	117,021	113,515
Add dilutive securities:
Nonvested restricted stock and units	765	1,270	-
Employee and director stock options	298	417	69
Stock appreciation rights and other	286	110	-
Average shares for diluted computations	126,393	118,818	113,584

Options and other potentially dilutive securities are antidilutive and excluded from the dilutive calculations when their exercise or conversion price exceeds the average stock market price during the period.  The following table sets forth the share effects of securities excluded from the diluted calculations because they were antidilutive for the years indicated.  Such securities could potentially dilute earnings per share in the future (in thousands):

	2011	2010	2009

Employee and director stock options	42	153	1,481
Stock appreciation rights and other	266	-	85
Total potentially dilutive shares	308	153	1,566

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) for 2011, 2010 and 2009, consisted solely of adjustments relating to pension and other postretirement benefits, the components of which were as follows, net of income taxes (in thousands):

	2011	2010	2009

Net (loss) gain arising during the period	$(79,888)	$(3,779)	$14,225
Prior service (cost) credit arising during the period	-	-	43,703
Amortization of (gain) loss	14,135	12,648	10,721
Amortization of transition obligation	552	430	431
Amortization of prior service cost (credit)	(14,975)	(4,473)	(2,385)
Total other comprehensive income (loss), net of tax	$(80,176)	$4,826	$66,695
See Note 9 for further information regarding the Company’s pension and other postretirement benefits.

New Accounting Standards

In June 2011, the FASB issued an update on the presentation of other comprehensive income. Under this update, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This update is effective for interim and annual periods beginning on or after December 15, 2011. We do not believe the adoption of this update will have a material impact on our consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS

On June 22, 2011, the Company completed the sale of its wholly owned manufacturing subsidiary, LeTourneau Technologies, Inc, (“LeTourneau”), at a price of $1.1 billion in cash, less a post-closing working capital adjustment in the amount of $46.7 million, and recognized a pretax gain on sale of $670.6 million ($443.6 million, net of tax) in 2011.  The operations of LeTourneau have been included in “Discontinued operations, net of tax,” in the Consolidated Statements of Income for all years presented.

In connection with the sale, the Company entered into certain other agreements with LeTourneau including a facilities lease agreement, an employee services agreement, and an amendment to the construction contract for the Joe Douglas drilling rig in order for the Company to direct the completion of construction, commissioning and delivery of the rig.  The lease and employee services agreements shall terminate at the earliest of (i) 120 days following completion of construction, (ii) one year following the Closing Date or (iii) the effective date of any other termination of the lease or employee services agreements pursuant to the agreements.  Costs incurred in connection with the facilities lease and employee services agreements were capitalized as part of the cost of the rig, which was delivered in December 2011.

On September 1, 2011, the Company completed the sale of its land drilling services business for $510 million in cash, plus a working capital adjustment of $7.9 million, and recognized a pretax gain on sale of $212.9 million ($154.3 million, net of tax) in 2011.  The results of land drilling services have been reclassified to discontinued operations for all years presented.

The following table sets forth the components of “Discontinued operations, net of tax,” for 2011, 2010 and 2009 (in thousands):

	2011
	Manufacturing	Drilling	Total
Revenues	$224,488	$126,957	$351,445

Pretax income (loss)	$(8,583)	$16,623	$8,040
Provision (benefit) for taxes on income	1,507	3,426	4,933
Income (loss) from discontinued operations, net of tax	(10,090)	13,197	3,107

Pretax gain on sale of discontinued operations	670,614	212,891	883,505
Provision for tax on gain on sale	226,965	58,545	285,510
Gain on sale of discontinued operations, net of tax	443,649	154,346	597,995
Discontinued operations, net of tax	$433,559	$167,543	$601,102

	2010
	Manufacturing	Drilling	Total
Revenues	$610,441	$191,061	$801,502

Pretax income (loss)	$(1,276)	$20,758	$19,482
Provision (benefit) for taxes on income	(569)	7,657	7,088
Discontinued operations, net of tax	$(707)	$13,101	$12,394

	2009
	Manufacturing	Drilling	Total
Revenues	$555,284	$171,893	$727,177

Pretax income (loss)	$35,790	$17,783	$53,573
Provision (benefit) for taxes on income	8,303	6,098	14,401
Discontinued operations, net of tax	$27,487	$11,685	$39,172

In connection with the sale of LeTourneau, the Company took ownership of a land rig that LeTourneau was constructing on behalf of a customer, plus a related customer deposit.  The Company is holding the asset for sale and recorded an $8 million impairment charge, which is included in pretax loss for discontinued manufacturing operations for 2011.  The asset and related deposit are classified as other assets and deferred revenues, respectively, at December 31, 2011, in the table of assets and liabilities of discontinued operations below.

Pretax loss for manufacturing in 2010 included a $42.0 million charge attributable to an increase in an inventory valuation reserve.

The following assets and liabilities have been segregated and included in “Assets of discontinued operations” and “Liabilities of discontinued operations,” as appropriate, in the Consolidated Balance Sheets at December 31 (in thousands):

	2011			2010
	Manufacturing	Drilling	Total	Manufacturing	Drilling	Total

Cash and cash equivalents	$-	$-	$-	$-	$-	$-
Receivables - trade and other	-	4,000	4,000	106,705	41,280	147,985
Inventories - raw materials and supplies	-	-	-	277,527	-	277,527
Inventories - work-in-progress	-	-	-	70,114	-	70,114
Inventories - finished goods	-	-	-	212	-	212
Prepaid expenses and other current assets	-	-	-	37,368	332	37,700
Property and equipment, net	-	-	-	137,624	311,291	448,915
Net deferred tax assets	-	-	-	23,687	215	23,902
Other assets	23,661	-	23,661	1,569	-	1,569
Assets of discontinued operations	$23,661	$4,000	$27,661	$654,806	$353,118	$1,007,924

Accounts payable - trade	$-	$-	$-	$29,274	$5,876	$35,150
Deferred revenues	20,122	-	20,122	143,950	1,748	145,698
Billings in excess of costs and estimated
profits on uncompleted contracts	-	-	-	7,915	-	7,915
Accrued compensation and related costs	-	-	-	20,217	2,738	22,955
Net deferred tax liabilities	-	-	-	19,778	95,957	115,735
Other current liabilities	1,183	3,700	4,883	47,737	3,607	51,344
Liabilities of discontinued operations	$21,305	$3,700	$25,005	$268,871	$109,926	$378,797

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities at December 31 consisted of the following (in thousands):

	2011	2010

Pension and other postretirement benefits	$55,244	$57,245
Compensation and related employee costs	31,205	20,681
Interest	25,477	25,962
Income taxes	9,878	10,847
Taxes and other	9,237	9,804
Total accrued liabilities	$131,041	$124,539

NOTE 5 – LONG-TERM DEBT

Long-term debt at December 31 consisted of the following (in thousands):

	2011	2010

5.88% Title XI note payable, due March 2012, secured by the Gorilla VI	$7,109	$21,361
2.80% Title XI note payable, due October 2013, secured by the Gorilla VII	30,898	46,348
5.0% Senior Notes, due September 2017, net of discount (5.1% effective rate)	398,394	398,111
4.33% Title XI note payable, due May 2019, secured by the Scooter Yeargain	45,598	51,678
7.875% Senior Notes, due August 2019, net of discount (8.0% effective rate)	497,511	497,181
3.525% Title XI note payable, due May 2020, secured by the Bob Keller	50,801	56,779
3.158% Title XI note payable, due July 2021, secured by the Bob Palmer	104,047	114,453
Total long-term debt	1,134,358	1,185,911
Less: Current maturities	(45,023)	(52,166)
Long-term debt, excluding current maturities	$1,089,335	$1,133,745

Maturities over the next five years are $45.0 million in 2012, $37.9 million in 2013, and $22.5 million in each of 2014, 2015, and 2016.

The Company’s Title XI notes (the “Title XI Notes”) are guaranteed by the U.S. Government under the U.S. Department of Transportation’s Maritime Administration (“MARAD”) Title XI Federal Ship Financing Program.  Principal and interest on the Title XI Notes are payable semiannually on various dates throughout the year.

On August 30, 2010, Rowan issued $400 million aggregate principal amount of 5.0% Senior Notes due 2017 (the “5% Senior Notes”), in an SEC registered offering at a price to the public of 99.504% of the principal amount.  Net proceeds to the Company, after underwriting discount and offering expenses, were $395.5 million, which we used in 2010 to retire high-coupon debt assumed in the Company’s 2010 acquisition of Skeie Drilling & Production ASA (“SKDP”).  The 5% Senior Notes will mature on September 1, 2017.  Interest on the 5% Senior Notes is payable semi-annually on March 1 and September 1 of each year to the holders of record on the immediately preceding February 15 or August 15, respectively.

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

In connection with the 2010 acquisition of SKDP, the Company assumed first and second lien bonds of SKDP with a par value of approximately $225 million and $267 million, respectively, as of the acquisition date.  The first and second lien bonds were revalued and recognized at fair values aggregating $250 million and $279 million, respectively.  The Company retired all of the SKDP debt in 2010 through a combination of open market purchases and redemption, and recognized a net gain on extinguishment of $5.3 million.

Certain of the SKDP bondholders disputed the Company’s ability to call the debt in 2010; consequently, pending arbitration proceedings, the Company deposited in escrow with the bond trustee $15.3 million, which was classified as restricted cash on the Consolidated Balance Sheet at December 31, 2010, to cover interest that would accrue on the first lien bonds until their May 2011 call date, and on the second lien bonds until their respective call dates in March and July 2011.  In June 2011, the Company won both arbitrations and received the $15.3 million placed in escrow plus attorneys’ fees and other expenses. The effect of the settlement on results of operations was not material.

Effective June 30, 2011, the Company amended and restated its credit agreement dated September 16, 2010.  Under the new agreement (the “2011 Credit Agreement”), the Company may borrow up to $500 million on a revolving basis through June 30, 2016.  Interest and commitment fees payable under the 2011 Credit Agreement are based in part on the Company’s then current credit ratings.  The annual commitment fee is currently 0.25% of the unused commitment, and advances would currently bear interest at Libor plus 1.75% per annum.  There were no amounts drawn under the 2011 Credit Agreement at December 31, 2011.  The 2011 Credit Agreement limits total consolidated indebtedness and contains events of default, the occurrence of which may trigger an acceleration of amounts outstanding under the agreement.

Rowan’s debt agreements contain provisions that require minimum levels of working capital and stockholders’ equity, limit the amount of long-term debt, limit the ability of the Company to create liens that secure debt, engage in sale and leaseback transactions, merge or consolidate with another company and, in the event of noncompliance, restrict investment activities and asset purchases and sales, among other things.  Additionally, the revolving credit facility agreement provides that the facility will not be available in the event of a material adverse change in the Company’s condition, operations, business, assets, liabilities or ability to perform.  The Company was in compliance with each of its debt covenants at December 31, 2011.

Rowan’s debt agreements also specify the minimum insurance coverage for the Company’s financed rigs.  The extent of hurricane damage sustained throughout the Gulf Coast area in recent years has dramatically increased the cost and reduced the availability of insurance coverage for named windstorm losses. As a result, Rowan does not currently maintain windstorm physical damage coverage on any of its U.S. Gulf of Mexico rigs.  MARAD has waived certain windstorm insurance coverage requirements under the loan agreements, for which the Company agreed to a covenant to maintain a minimum cash balance of up to $25 million, which actual amount varies depending on location of the applicable rigs, and is currently $10 million.  Rowan remains subject to restrictions on the use of certain insurance proceeds should the Company experience future windstorm losses.  Each of these security provisions will be released by MARAD should Rowan obtain windstorm coverage that satisfies the original terms of its debt agreements.

NOTE 6 – FINANCIAL INSTRUMENTS

Fair Values of Financial Instruments

The carrying values of the Company’s cash and cash equivalents and trade receivables and payables approximated their fair values due to their short maturity.

Carrying values and fair values of the Company’s debt at December 31, 2011, all of which was fixed-rate, were as follows (amounts in thousands):

	Carrying value	Fair value

5% and 7.875% Senior Notes	$895,905	$1,008,514
Government-guaranteed Title XI Notes	238,453	257,185
	$1,134,358	$1,265,699

Concentrations of Credit Risk

Rowan invests its excess cash primarily in time deposits and high-quality money market accounts at several large commercial banks with strong credit ratings, and therefore believes that its risk of loss is minimal.

The Company’s customers largely consist of international oil and gas exploration companies and foreign national oil companies.  Rowan routinely evaluates the credit quality of potential customers.  In 2011, one customer accounted for 29% of consolidated revenues, another customer accounted for 21% and another accounted for 11% of consolidated revenues.  In 2010, four customers accounted for 20%, 15%, 11% and 10% of consolidated revenues, respectively.  In 2009, one customer accounted for 32% of consolidated revenues, and another customer accounted for 10% of consolidated revenues.  The Company maintains reserves for credit losses and actual losses have been within management’s expectations.

NOTE 7 – COMMITMENTS AND CONTINGENT LIABILITIES

The Company has operating leases covering office space and equipment.  Certain of the leases are subject to escalations based on increases in building operating costs.  Rental expense attributable to continuing operations was $5.6 million in 2011, $3.7 million in 2010 and $4.0 million in 2009.

At December 31, 2011, future minimum payments to be made under noncancelable operating leases were as follows (in thousands):

2012	$3,054
2013	2,442
2014	2,349
2015	1,912
2016	1,919
Later years	8,023
$19,699

In May 2011, the Company entered into contracts with Hyundai Heavy Industries Co., Ltd for the construction of two ultra-deepwater drillships at its Ulsan, South Korea, shipyard for delivery in late 2013 and mid 2014, respectively.  On October 31, 2011, the Company exercised its option for the construction of an additional drillship of the same specifications for delivery in the fourth quarter of 2014.  The agreement with Hyundai also includes an option exercisable through March 30, 2012, for an additional drillship of the same specifications for delivery in the first quarter of 2015. The drillships are to be named the Rowan Renaissance, the Rowan Resolute and the Rowan Reliance.

The following table presents the status of the Company’s rigs under construction as of December 31, 2011.  Project costs include capitalized interest (in millions):

	Expected or actual delivery date	Total estimated project costs	Total costs incurred through Dec. 31, 2011	Projected costs in 2012	Projected costs in 2013	Projected costs in 2014	Total future costs

Rowan Renaissance	Dec-13	$749	$173	$46	$510	$20	$576
Rowan Resolute	Jun-14	744	171	28	148	397	573
Rowan Reliance	Dec-14	729	112	68	63	486	617
		$2,222	$456	$142	$721	$903	$1,766

Rowan periodically employs letters of credit or other bank-issued guarantees in the normal course of its businesses, and had outstanding letters of credit of approximately $43.0 million at December 31, 2011.

During 2005, Rowan lost four offshore rigs, including the Rowan Halifax, and incurred significant damage on a fifth as a result of Hurricanes Katrina and Rita.  The Company had leased the Rowan Halifax under a charter agreement that commenced in 1984 and was scheduled to expire in March 2008.  The rig was insured for $43.4 million, a value that Rowan believes to be more than sufficient to satisfy its obligations under the charter agreement, and by a margin sufficient to cover the $6.3 million carrying value of Rowan equipment installed on the rig.  However, the parties holding interests in the rig under the charter claimed that the rig should have been insured for its fair market value and sought recovery from Rowan for compensation above the insured value.  Thus, Rowan assumed no insurance proceeds related to the Rowan Halifax and recorded a charge during 2005 for the full carrying value of its equipment.  In November 2005, the Company filed a declaratory judgment action styled Rowan Companies, Inc. vs. Textron Financial Corporation and Wilmington Trust Company as Owner Trustee of the Rowan Halifax 116-C Jack-Up Rig in the 215th Judicial District Court of Harris County, Texas.  The owner interests filed a counterclaim for a variety of relief, claiming a right to payment under the charter based on a post-casualty rig valuation of approximately $83 million.  The insurance proceeds were placed in escrow.  The district court ultimately granted judgment against Rowan for the difference between (a) what Rowan had already paid to the Owner Trustee out of the escrowed insurance proceeds (approximately $22.9 million) and (b) that rig valuation.  In March 2009, the Court of Appeals for the 14th District of Texas reversed this judgment, holding that the Company’s interpretation of the charter was substantially correct, but directing Rowan to pay an additional amount of approximately $3.2 million due under the charter.  The Company made this payment out of the escrowed insurance proceeds.  In addition, the Court of Appeals remanded the case for further proceedings in the district court to resolve additional issues and to determine the parties’

respective rights to the balance of the escrowed insurance proceeds, which was approximately $21 million.  The owner interests filed a motion for rehearing of the Court of Appeals’ decision.  In October 2009, the Court of Appeals denied the motion, but issued a substitute opinion to clarify the scope of the remand.  The Court of Appeals again held that the trial court is to resolve issues concerning the proper disposition of excess insurance proceeds.  The Court of Appeals further held that the owner interests’ claim that Rowan breached the charter agreement by failing to maintain adequate insurance remains to be decided by the trial court.  The owner interests filed another motion for rehearing, which motion was denied in January 2010.  In March 2010, the owner interests filed its petition for review in the Supreme Court of Texas.  In June 2011 the parties to the dispute reached an agreement to settle all claims and to dismiss the litigation.  Pursuant to that settlement, Rowan agreed to pay the owner group a net amount of approximately $6.1 million in addition to the escrowed insurance proceeds.  Such amount was paid in 2011 and is classified as “Material charges and other operating expenses” in the Consolidated Statements of Income.

Rowan is involved in various legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. The Company believes that there are no known contingencies, claims or lawsuits that could have a material effect on its financial position, results of operations or cash flows.

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock-Based Incentive Plans

Under the 2009 Rowan Companies, Inc. Incentive Plan (the “Plan”), the Compensation Committee of the Company’s Board of Directors is authorized to grant employees and nonemployee directors, through May 2019, incentive awards covering up to 4,500,000 shares of Rowan common stock.  The awards may be in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and performance-based awards, in which the number of shares issued is dependent on the achievement of certain long-term market or performance conditions over a specified period.  As of December 31, 2011, there were 1,812,587 shares available for future grant under the Plan.

Restricted stock, stock appreciation rights and options granted by the Company generally have multiple vesting dates.  The Company recognizes compensation cost for stock-based awards on a straight-line basis over the requisite service period for the entire award.  Compensation cost charged to expense under all stock-based incentive awards is presented below (in thousands):

	2011	2010	2009

Restricted stock and units	$15,912	$13,379	$10,334
Stock appreciation rights	5,813	2,678	855
Stock options	239	239	378
Performance-based awards	124	(718)	1,467
Total compensation cost	22,088	15,578	13,034
Less: Discontinued operations	(1,003)	(1,310)	(1,181)
Continuing operations	$21,085	$14,268	$11,853

As of December 31, 2011, unrecognized compensation cost related to all nonvested share-based compensation arrangements totaled $22.2 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock – Restricted stock represents a full share of Rowan common stock issued with a restrictive legend that prevents its sale until the restriction is later removed.  In general, the shares vest and the restrictions lapse in one-third increments each year over a three-year service period, or in some cases, cliff vest at the end of a two- or three-year service period.  The Company measures compensation related to each share based on the market price of the common stock on the date of grant.  Restricted stock activity for the year ended December 31, 2011, is summarized below:

	Shares	Weighted-average grant-date fair value per share

Nonvested at January 1, 2011	991,629	$24.01
Granted	474,818	40.97
Vested	(564,440)	26.30
Forfeited	(23,518)	32.17
Nonvested at December 31, 2011	878,489	$31.49

The fair value of shares vested (measured at the vesting date) in 2011, 2010 and 2009 was $17.5 million, $12.6 million and $3.2 million, respectively.

Restricted Stock Units – Restricted stock units (“RSUs”) are rights to receive a specified number of shares of Rowan common stock or an equivalent value in cash.  RSUs are typically granted to nonemployee directors and generally cliff vest at the end of a one-year service period; however, shares are not issued until the director terminates service to the Company.  The Company measures compensation related to each unit based on the market price of the underlying common stock on the grant date.  RSU activity for the year ended December 31, 2011, is summarized below:

	Units	Weighted-average grant-date fair value per share

Outstanding at January 1, 2011	170,406	$33.17
Granted	37,565	41.00
Outstanding at December 31, 2011	207,971	$34.59

Vested at December 31, 2011	170,406	$33.17

No RSUs were settled in either 2011 or 2010.  In 2009, the Company issued 13,205 shares of common stock with a fair value of $0.3 million in connection with the settlement of vested RSUs.

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

Performance-based award activity for the year ended December 31, 2011, is summarized below:

	Number of shares issuable at target	Weighted-average grant-date fair value per share

Unearned awards outstanding at January 1, 2011	85,015	$43.96
Vested	(53,984)	43.96
Lapsed, unearned	(31,031)	43.96
Unearned awards outstanding at December 31, 2011	-	$-

The fair value of performance-based awards that vested was $2.3 million in 2011 and $0.6 million in 2010.  No such awards vested in 2009.

Stock Options and Appreciation Rights – Stock options granted to employees generally become exercisable in one-third or one-quarter annual increments over a three or four-year service period at a price not less than 100% of the market price of the Company’s common stock on the date of grant.

Stock appreciation rights (“SARs”) give the holder the right to receive shares of Rowan common stock at no cost, or cash at the discretion of the Committee, equal in value to the excess of the market price of the stock on the date of exercise over the strike price, which is the market price of the stock on the date of grant.  SARs granted to employees become exercisable in one-third annual increments over a three-year service period.

Unexercised options and SARs expire ten years after the grant date.

Fair values of SARs granted were determined using the Black-Scholes option pricing model with the following weighted-average assumptions (no options were granted in 2011, 2010 or 2009):

	2011	2010	2009

Expected life in years	5.7	6.0	6.0
Risk-free interest rate	2.269%	2.725%	2.375%
Expected volatility	49.16%	50.16%	52.86%
Weighted-average grant-date per-share fair value	$19.76	$14.00	$9.03

Stock option activity for the year ended December 31, 2011, is summarized below:

	Number of shares under option	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at January 1, 2011	1,471,899	$23.23
Exercised	(879,083)	22.68
Forfeited or expired	(33,611)	37.06
Outstanding at December 31, 2011	559,205	$23.26	3.2	$4,876

Exercisable at December 31, 2011	559,205	$23.26	3.2	$4,876

The total intrinsic value of options exercised was $15.9 million in 2011, $3.6 million in 2010 and $1.1 million in 2009.

SARs activity for the year ended December 31, 2011, is summarized below:

	Number of shares under SARs	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at January 1, 2011	828,185	$21.43
Granted	363,810	41.00
Forfeited	(3,560)	17.22
Outstanding at December 31, 2011	1,188,435	$27.43	7.2	$7,893

Exercisable at December 31, 2011	455,648	$20.22	6.7	$4,978

During 2011, the Company adjusted the vesting period of outstanding stock-based compensation awards to an employee effective on the date of his separation.  As a result of the modification, the Company recognized additional compensation expense totaling $2.0 million.

Limitation on Payments of Dividends

Rowan’s debt agreements contain financial covenants that limit the amount of dividends the Company may distribute to its stockholders.  Under the most restrictive of such covenants, approximately $429 million was available for distribution at December 31, 2011.  Subject to this and other restrictions, the Board of Directors will determine payment, if any, of future dividends or distributions in light of conditions then existing, including the Company’s earnings, financial condition and cash requirements, opportunities for reinvesting earnings, general business conditions and other factors.

Stock Repurchase Program

On August 8, 2011, the Company announced that its board of directors approved a program to repurchase up to $100 million of common stock.  On November 1, 2011, the Company announced that its board of directors increased the amount authorized for repurchase from $100 million to $150 million.  As of December 31, 2011, the Company had repurchased 3.9 million shares in the open market at a cost of approximately $125.0 million.  Additional purchases under the program may be made through the open market or in privately negotiated transactions and may be commenced or suspended from time to time without notice.

NOTE 9 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Rowan sponsors defined benefit pension plans covering substantially all of its employees, and provides health care and life insurance benefits upon retirement for certain employees.

The following table presents the changes in benefit obligations and plan assets for 2011 and 2010 and the funded status and weighted-average assumptions used to determine the benefit obligation at each year end (dollars in thousands):

	2011			2010
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total

Benefit obligations:
Balance, January 1	$581,329	$82,527	$663,856	$532,328	$81,186	$613,514
Interest cost	31,359	4,122	35,481	30,713	4,284	34,997
Service cost	11,882	2,011	13,893	14,411	1,955	16,366
Actuarial (gain) loss	86,200	6,757	92,957	31,417	(1,310)	30,107
Special termination benefits	104	396	500	-	-	-
Plan curtailments	4,690	(5,773)	(1,083)	(5,398)	-	(5,398)
Benefits paid	(25,213)	(2,981)	(28,194)	(22,142)	(3,588)	(25,730)
Balance, December 31	690,351	87,059	777,410	581,329	82,527	663,856

Plan assets:
Fair value, January 1	421,940	-	421,940	337,282	-	337,282
Actual return	(1,715)	-	(1,715)	49,535	-	49,535
Employer contributions	53,394	-	53,394	57,265	-	57,265
Benefits paid	(25,213)	-	(25,213)	(22,142)	-	(22,142)
Fair value, December 31	448,406	-	448,406	421,940	-	421,940
Net benefit liabilities	$(241,945)	$(87,059)	$(329,004)	$(159,389)	$(82,527)	$(241,916)

Amounts recognized in Consolidated Balance Sheet:
Accrued liabilities	$(50,554)	$(4,690)	$(55,244)	$(52,735)	$(4,510)	$(57,245)
Other liabilities (long-term)	(191,391)	(82,369)	(273,760)	(106,654)	(78,017)	(184,671)
Net benefit liabilities	$(241,945)	$(87,059)	$(329,004)	$(159,389)	$(82,527)	$(241,916)

Net (expense) credit recognized in net benefit cost	$91,495	$(73,312)	$18,183	$50,937	$(69,015)	$(18,078)

Amounts not yet reflected in net periodic benefit cost:
Actuarial loss	(370,098)	(13,599)	(383,697)	(269,690)	(12,847)	(282,537)
Transition obligation	-	(474)	(474)	-	(1,324)	(1,324)
Prior service credit	36,658	326	36,984	59,364	659	60,023
Total accumulated other comprehensive loss	(333,440)	(13,747)	(347,187)	(210,326)	(13,512)	(223,838)
Net benefit liabilities	$(241,945)	$(87,059)	$(329,004)	$(159,389)	$(82,527)	$(241,916)

Weighted-average assumptions:
Discount rate	4.56%	4.46%		5.45%	5.26%
Rate of compensation increase	4.15%			4.15%

The pension benefit obligations in the preceding table are the projected benefit obligations (“PBO”), which is the actuarial present value of benefits accrued based on services rendered to date, and includes the estimated effect of future salary increases.  The accumulated benefit obligation (“ABO”) is also based on services rendered to date, but differs from the PBO in that the ABO is based on actual compensation, excluding future salary increases.  The ABO at December 31 for all pension plans in the aggregate is presented below (in thousands):

	2011	2010

Accumulated benefit obligation	$690,148	$581,141

Each of the Company’s pension plans has benefit obligations that exceed the fair value of plan assets.

Rowan expects that the following amounts, which are classified in accumulated other comprehensive loss, a component of stockholders’ equity, will be recognized as net periodic benefits cost in 2012 (in thousands):

	Pension benefits	Other retirement benefits	Total

Actuarial loss	$24,947	$341	$25,288
Transition obligation	-	475	475
Prior service cost (credit)	(4,647)	(147)	(4,794)
Total amortization	$20,300	$669	$20,969

Effective July 1, 2009, the Company amended the benefit formula for its largest pension plan for active employees who were earning benefits in the plan prior to January 1, 2008.  The effect of the change was to reduce 2009 pension expense by approximately $7.3 million, or $0.04 per share net of tax.

In 2010, the Company amended certain plans with respect to its manufacturing operations in order to freeze benefits as of December 31, 2010, which resulted in a curtailment gain of $5.4 million at that date.  The curtailment gain was recorded as a reduction to accumulated other comprehensive loss.

In 2011, the Company recognized a pension curtailment gain of approximately $12 million in connection with the sale of its land drilling division.  Such gain was recognized in net periodic pension cost and classified within discontinued operations.

The components of net periodic pension cost and the weighted-average assumptions used to determine net cost were as follows (dollars in thousands):

	2011	2010	2009

Service cost	$11,882	$14,411	$15,941
Interest cost	31,359	30,713	32,477
Expected return on plan assets	(34,008)	(30,640)	(28,875)
Recognized actuarial loss	21,515	19,393	16,277
Amortization of prior service cost	(6,001)	(6,677)	(3,465)
Curtailment (gain) loss recognized	(12,014)	-	-
Special termination benefit recognized	104	-	-
Net periodic pension cost	$12,837	$27,200	$32,355
Less: Discontinued operations	6,598	(12,765)	(16,139)
Continuing operations	$19,435	$14,435	$16,216

Discount rate	5.36%	5.97%	6.41%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.15%	4.15%	4.15%

The components of net periodic cost of other postretirement benefits and the weighted average discount rate used to determine net cost were as follows (dollars in thousands):

	2011	2010	2009

Service cost	$2,011	$1,955	$2,040
Interest cost	4,122	4,284	4,594
Recognized actuarial loss	233	64	216
Amortization of transition obligation	600	662	662
Amortization of prior service cost	(185)	(204)	(204)
Special termination benefit recognized	396	-	-
Curtailment loss recognized	102	-	-
Net periodic cost of other postretirement benefits	$7,279	$6,761	$7,308
Less: Discontinued operations	(1,618)	(2,390)	(2,570)
Continuing operations	$5,661	$4,371	$4,738

Discount rate	5.14%	5.83%	6.34%

The assumed health care cost trend rates used to measure the expected cost of retirement health benefits was 8.4% for 2012, gradually decreasing to 4.5% for 2029 and thereafter. A one-percentage-point change in the assumed health care cost trend rates would change the reported amounts as follows (in thousands):

	One-percentage-point change
	Increase	Decrease

Effect on total service and interest cost components for the year	$538	$(461)
Effect on postretirement benefit obligation at year-end	5,220	(4,612)

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

Target allocations among asset categories and the fair values of each category of plan assets as of December 31, 2011 and 2010, classified by level within the fair value hierarchy (as described in GAAP) is presented below.  The plans will periodically reallocate assets in accordance with the allocation targets, after giving consideration to the expected level of cash required to pay current benefits and plan expenses (dollars in thousands):

	Target allocation - % of Plan assets	Target allocation - % of category	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2011:
Equity securities:	62.5% to 72.5%
S&P 500 Stock Index		22.5% to 52.5%	$168,910	$168,910	$-	$-
Small cap growth		0% to 10%	22,462	22,462	-	-
Small cap value		0% to 10%	20,425	20,425	-	-
International		10% to 30%	77,270	-	77,270	-
Fixed income:	22.5% to 32.5%
Cash and equivalents		0% to 10%	11,442	1	11,441	-
Aggregate fixed income		10% to 16%	64,703	-	64,703	-
Core plus fixed income		7.5% to 17.5%	61,243	61,243	-	-
Real estate	0% to 10%		21,951	-	21,951	-
Total			$448,406	$273,041	$175,365	$-

December 31, 2010:
Equity securities:	62.5% to 72.5%
S&P 500 Stock Index		14.5% to 24.5%	$83,993	$83,993	$-	$-
Large cap growth		4% to 14%	39,039	-	39,039	-
Large cap value		4% to 14%	38,565	38,565	-	-
Small cap growth		0% to 10%	23,158	23,158	-	-
Small cap value		0% to 10%	21,340	21,340	-	-
International		10% to 30%	80,151	-	80,151	-
Fixed income:	22.5% to 32.5%
Cash and equivalents		0% to 10%	9,627	1	9,626	-
Aggregate fixed income		10% to 16%	54,393	-	54,393	-
Core plus fixed income		7.5% to 17.5%	51,468	51,468	-	-
Real estate	0% to 10%		20,206	-	20,206	-
Total			$421,940	$218,525	$203,415	$-

Assets in the large cap growth, large cap value, small cap growth, and small cap value categories include investments in common and preferred stocks (and equivalents such as American Depository Receipts and convertible bonds) and may be held through separate accounts, commingled funds or an institutional mutual fund.  Assets in the international category include investments in a broad range of international equity securities, including both developed and emerging markets, and may be held through a commingled or institutional mutual fund.  Securities in both the aggregate and “core plus” fixed income categories include U.S. government, corporate, mortgage- and asset-backed securities and Yankee bonds, and both categories target an average credit rating of “A” or better at all times.  Individual securities in the aggregate fixed income category must be investment grade or above at the time of purchase, whereas securities in the core plus category may have a rating of “B” or above.  Additionally, the core plus category may invest in foreign securities.  Assets in the aggregate and core plus fixed income categories are held primarily through a commingled fund and an institutional mutual fund, respectively.  The real estate category includes investments in pooled funds whose objectives are diversified equity investments in income-producing properties.  Each pooled fund should provide broad exposure to the real estate market by property type, geographic location and size.

To develop the expected long-term rate of return on assets assumption, Rowan considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the plans’ other asset classes and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based upon the current asset allocation to develop the expected long-term rate of return on assets assumption for the plans, which was maintained at 8% at December 31, 2011, unchanged from December 31, 2010.

Rowan currently expects to contribute approximately $50.6 million to its pension plans in 2012 and pay approximately $5.0 million for other postretirement benefits.

Under the terms of the sales of the Company’s manufacturing and land drilling operations, the Company retained pension assets and liabilities related to employees of the former operations.  As a result, the Company may be required to make additional contributions to the plan in excess of currently estimated amounts.  Management does not believe that any such additional contributions will have a material effect on the Company’s financial position, results of operations or cash flows.

Rowan estimates that the plans will make the following annual payments for pension and other postretirement benefits based upon existing benefit formulas and including amounts attributable to future employee service (in thousands):

	Pension benefits	Other postretirement benefits
Year ended December 31,
2012	$50,820	$4,990
2013	39,650	5,300
2014	32,950	5,610
2015	35,270	6,080
2016	36,480	6,570
2017 though 2021	203,190	32,330

Rowan sponsors defined contribution plans covering substantially all employees.  Contributions classified as continuing operations totaled approximately $8.0 million in 2011, $6.1 million in 2010, and $5.5 million in 2009.

NOTE 10 – INCOME TAXES

The significant components of income taxes attributable to continuing operations consisted of (in thousands):

	2011	2010	2009

Current:
Federal	$(39,708)	$16,959	$86,235
Foreign	15,368	32,402	22,607
State	566	(908)	779
Total current provision (benefit)	(23,774)	48,453	109,621
Deferred	18,115	43,481	9,565
Total provision (benefit)	$(5,659)	$91,934	$119,186

Rowan’s provision for income taxes differs from that determined by applying the federal income tax rate (statutory rate) to income before income taxes, as follows (dollars in thousands):

	2011	2010	2009

Statutory rate	35%	35%	35%
Tax at statutory rate	$45,528	$125,837	$156,631
Increase (decrease) due to:
Foreign companies' operations	(59,349)	(25,711)	(7,335)
Extraterritorial income exclusion	(522)	-	(25,391)
State tax expense	81	(590)	512
Domestic production activities	-	(6,372)	(2,790)
Other, net	8,603	(1,230)	(2,441)
Total provision	$(5,659)	$91,934	$119,186

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2011		2010
	Current	Noncurrent	Current	Noncurrent

Deferred tax assets:
Accrued employee benefit plan costs	$26,519	$72,467	$16,788	$54,821
U.S. net operating loss	-	64,495	-	109,654
U.K. net operating loss	-	14,722	-	17,778
Other	4,874	10,861	3,473	12,403
Total deferred tax assets	31,393	162,545	20,261	194,656
Less: valuation allowance	-	(14,722)	-	(17,778)
Deferred tax assets, net of valuation allowance	31,393	147,823	20,261	176,878

Deferred tax liabilities:
Property, plant and equipment	-	615,319	-	609,321
Other	4,370	8,947	7,218	2,849
Total deferred tax liabilities	4,370	624,266	7,218	612,170
Net deferred tax asset (liability)	$27,023	$(476,443)	$13,043	$(435,292)

At December 31, 2011, the Company had approximately $184.2 million of net operating loss carryforwards in the U.S. expiring in 2028 and 2029.  In addition, the Company had a non-expiring net operating loss carryforward in the United Kingdom of approximately $55.6 million against which the Company has provided a full valuation allowance.  With the exception of the U.K. net operating loss, management has determined that no valuation allowances were necessary at December 31, 2011 and 2010, as anticipated future tax benefits relating to all recognized deferred income tax assets are expected to be fully realized when measured against a more likely than not standard.

Undistributed earnings of Rowan’s foreign subsidiaries in the amount of approximately $203.7 million could potentially be subject to additional income taxes of approximately $3.2 million.  The Company has not provided any deferred income taxes on such undistributed foreign earnings because it considers them to be permanently invested abroad.

At December 31, 2011, 2010 and 2009, Rowan had $55.3 million, $51.0 million and $54.2 million, respectively, of net unrecognized tax benefits attributable to continuing operations, all of which would reduce the Company’s income tax provision if recognized.   The Company does not expect to recognize significant increases or decreases in unrecognized tax benefits during the next twelve months.

The following table highlights the changes in the Company’s gross unrecognized tax benefits during the years ended December 31 (in thousands):

	2011	2010	2009

Gross unrecognized tax benefits - beginning of year	$51,000	$54,200	$6,500
Gross increases - tax positions in prior period	4,300	-	37,600
Gross decreases - tax positions in prior period	-	(1,300)	-
Gross increases - current period tax positions	-	-	11,900
Settlements	-	-	-
Lapse of statute of limitations	-	(1,900)	(1,800)
Gross unrecognized tax benefit - end of year	$55,300	$51,000	$54,200

Interest and penalties relating to income taxes are included in current income tax expense.  At December 31, 2011, 2010 and 2009, accrued interest was $2.1 million, $0.9 million and $0.7 million, respectively, and accrued penalties were $1.1 million, $0.6 million and $0.4 million, respectively.  To the extent accrued interest and penalties relating to uncertain tax positions are not actually assessed, such accruals will be reversed and the reversals will reduce the Company’s overall income tax provision.

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

In 2009, the Company recognized a $25.4 million tax benefit as a result of applying the facts of a third-party tax case to the Company’s situation.  That case provided a more favorable tax treatment for certain foreign contracts entered into in prior years.  In 2011, the IRS issued an assessment contesting our claim.  The Company plans to vigorously defend its position and continues to believe it is more likely than not that the Company will prevail.  The Company has deferred recognition of a remaining $49.2 million estimated benefit in accordance with the accounting guidelines for income tax uncertainties.  In connection with the above, the Company has recorded a long-term receivable, which is included in other assets on the Consolidated Balance Sheet at December 31, 2011 and 2010, for the gross claim of approximately $74.6 million and a long-term liability of approximately $49.2 million.

Income from continuing operations before income taxes consisted of domestic entities’ losses of $1.2 million in 2011, domestic entities’ earnings of $260.3 million and $558.3 million in 2010 and 2009, respectively, foreign entities’ earnings of $131.3 million and $118.7 million in 2011 and 2010, respectively, and foreign entities’ losses of $57.2 million in 2009.

NOTE 11 – GEOGRAPHIC AREA INFORMATION

The classifications of revenues and assets among geographic areas in the tables which follow were determined based on the physical location of assets.  Because the Company’s offshore drilling rigs are mobile, classifications by area are dependent on the rigs’ location at the time revenues are earned, and may vary from one period to the next.

Revenues by geographic area are set forth below (in thousands):

	2011	2010	2009

United States	$264,255	$287,579	$291,882
United Kingdom	230,638	99,111	146,827
Saudi Arabia	204,086	207,131	280,187
Norway	73,829	80,717	25,783
Qatar	59,824	78,819	98,875
Trinidad	56,682	-	-
Mexico	27,977	45,633	14,101
Vietnam	9,901	-	-
Malaysia	6,776	-	-
Egypt	5,261	71,811	12,019
Canada	-	78,361	57,337
Angola	-	68,543	115,992
Consolidated revenues	$939,229	$1,017,705	$1,043,003

Long-lived assets by geographic area at December 31 are set forth below (in thousands):

	2011	2010	2009

United Kingdom	$1,562,942	$822,335	$387,546
United States	1,234,233	1,044,315	1,078,933
Saudi Arabia	1,078,663	743,002	535,448
Rigs under construction	711,558	937,609	528,669
Norway	501,447	202,773	-
Trinidad	258,749	204,432	-
Vietnam	198,205	-	-
Qatar	87,781	91,735	49,390
Malaysia	45,039	-	-
Egypt	-	200,551	214,814
Mexico	-	54,307	56,032
Canada	-	43,463	40,423
Angola	-	-	202,290
Other	96	-	46
Consolidated long-lived assets	$5,678,713	$4,344,522	$3,093,591

NOTE 12 – MATERIAL CHARGES AND OTHER OPERATING EXPENSES

Operating expenses in 2011 included a $6.1 million charge for the settlement of litigation with Textron relating to the loss of the Rowan Halifax in 2005 and $4.9 million of incremental noncash and cash compensation cost in connection with separation of an employee.

Operating expenses in 2010 included a $5.3 million charge for the expected cost of terminating the Company’s agency agreement in Mexico.

NOTE 13 – RELATED PARTY TRANSACTIONS

A Rowan director serves as “of counsel” to, and his son is a partner in, a law firm that represents Rowan on certain matters and to which the Company paid approximately $0.5 million, $0.4 million, and $0.6 million for legal fees and expenses in 2011, 2010 and 2009, respectively.

Another Rowan director served as managing director of an investment bank until his departure from the bank in March 2009.  Rowan paid the investment bank $1.8 million in 2009 for services provided in connection with the Company’s July 2009 Senior Note offering.

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

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Noncash investing and financing activities excluded from the Consolidated Statements of Cash Flows and other supplemental cash flow information follows (in thousands):

	2011	2010	2009

Accrued but unpaid additions to property and equipment at December 31	$66,764	$40,345	$23,340
Value of common stock issued in exchange for SKDP shares	-	337,907	-
Cash interest payments in excess of (less than) interest capitalized	14,802	23,596	(7,568)
Cash income tax payments, net of refunds	276,839	98,979	137,648

Interest capitalized in 2009 exceeded the amount of interest payments due to the timing of the first interest payment on the 7.875% Senior Notes.  The notes were issued in July 2009 and the first interest payment was made in February 2010.

NOTE 15 – SUBSEQUENT EVENT

In February 2012, the Company’s Board of Directors approved a plan of redomestication that, if approved by the Company’s stockholders and certain other closing conditions are met, would result in the Company changing its jurisdiction of incorporation from Delaware to the United Kingdom.  The Company intends to pursue the redomestication in 2012.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for each full quarter within the two most recent fiscal years follows (in thousands except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011:
Revenues	$205,966	$223,497	$234,698	$275,068
Income from operations	35,755	51,735	31,962	30,131
Net income from continuing operations	26,795	44,403	31,424	33,117
Discontinued operations, net of tax	5,277	421,456	162,385	11,984
Net income	32,072	465,859	193,809	45,101

Basic earnings per share:
Continuing operations	$0.21	$0.35	$0.25	$0.27
Discontinued operations	0.05	3.34	1.30	0.09
Net income	0.26	3.69	1.55	0.36

Diluted earnings per share:
Continuing operations	$0.21	$0.35	$0.25	$0.27
Discontinued operations	0.04	3.30	1.28	0.09
Net income	0.25	3.65	1.53	0.36

2010:
Revenues	$288,500	$282,180	$238,559	$208,466
Income from operations	134,863	119,699	74,468	49,232
Net income from continuing operations	88,934	83,445	60,142	35,080
Discontinued operations, net of tax	(24,311)	7,471	7,029	22,205
Net income	64,623	90,916	67,171	57,285

Basic earnings (loss) per share:
Continuing operations	$0.79	$0.74	$0.52	$0.28
Discontinued operations	(0.22)	0.07	0.06	0.18
Net income	0.57	0.80	0.58	0.46

Diluted earnings (loss) per share:
Continuing operations	$0.78	$0.73	$0.51	$0.28
Discontinued operations	(0.21)	0.06	0.06	0.17
Net income	0.56	0.79	0.57	0.45

The sum of the per-share amounts for the quarters may not equal the per-share amounts for the full year since the quarterly and full year per share computations are made independently.

Income from operations in the second quarter of 2011 included a $6.1 million pretax charge for the settlement of litigation with Textron relating to the loss of the Rowan Halifax in 2005.  Income from operations in the fourth quarter of 2011 included $3.5 million pretax noncash compensation cost in connection with the separation of an employee.

Discontinued operations for the first quarter of 2010 included a $42.0 million pretax charge for an inventory valuation reserve adjustment.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

Our management’s assessment is that the Company did maintain effective ICFR as of December 31, 2011, within the context of the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and that the Company did not have a material change in ICFR during the fourth quarter of 2011.

See “Management’s Report on Internal Control over Financial Reporting” included in Item 8 of this Form 10-K.

ITEM 9B.  OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our Proxy Statement for the 2012 Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, under the caption “Election of Directors.”  Such information is incorporated herein by reference.

Information concerning our executive officers appears in Part I under the caption “Executive Officers of the Registrant” of this Form 10-K.

Information concerning our Audit Committee will appear in our Proxy Statement for the 2012 Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, under the caption “Committees of the Board of Directors.”  Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in our Proxy Statement for the 2012 Meeting of Stockholders, to be filed pursuant to Regulation 14A of the Exchange Act (“Regulation 14A”) on or before April 30, 2012, under the caption “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance.”  Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning director and executive compensation will appear in our Proxy Statement for the 2012 Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, under the captions “Director Compensation and Attendance,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” and “Executive Compensation.” Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of management will appear in our Proxy Statement for the 2012 Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, under the caption “Security Ownership of Certain Beneficial Owners and Management.”  Such information is incorporated herein by reference.

The business address of all directors is the principal executive offices of the Company as set forth on the cover page of this Form 10-K.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued under equity compensation plans as of December 31, 2011.

Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
(a)	(b)	(c)

Equity compensation plans approved by security holders	800,687	$21.84	1,812,587
Equity compensation plans not approved by security holders	-	-	-
Total	800,687	$21.84	1,812,587

(1)	The number of securities to be issued includes (i) 559,205 options and 241,482 shares issuable under outstanding SARs (see note (2) below).

(2)
The weighted-average exercise price in column (b) is based on (i) 559,205 shares under outstanding options with a weighted average exercise price of $23.26 per share, and (ii) 241,482 shares of stock that would be issuable in connection with 1,188,435 stock appreciation rights (SARs) outstanding at December 31, 2011.  The number of shares issuable under SARs is equal in value to the excess of the Rowan stock price on the date of exercise over the exercise price. The number of shares under SARs included in column (a) was based on a December 31, 2011 closing stock price of $30.33 and a weighted-average exercise price of $27.47 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning director and executive related party transactions will appear in our Proxy Statement for the 2012 Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, within the section and under the captions “Director Independence” and “Related Party Transactions.”  Such information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services will appear in our Proxy Statement for the 2012 Meeting of Stockholders, to be filed pursuant to Regulation 14A no later than April 30, 2012, in the last paragraph under the caption “Fees of Audit Firm.” Such information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements

See Item 8, “Financial Statements and Supplementary Data,” beginning on page 32 of this Form 10-K for a list of financial statements filed as a part of this report.

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

10.4
Pension Restoration Plan of LeTourneau Technologies, Inc., formally a wholly owned subsidiary of the Company, incorporated by reference to Exhibit 10j to Form 10-K for the year ended December 31, 1994 (File No. 1-5491).

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

10.36
LeTourneau Technologies, Inc. Incentive Plan, effective January 1, 2011, Form of 2011 Stock Appreciation Right Notice, and Form of 2011 Performance Restricted Stock Unit Notice (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed on March 1, 2011).

10.37	Form of 2011 Stock Appreciation Right Notice, Form of 2011 Restricted Stock Notice, and Form of 2011 Non-Employee Director Restricted Stock Unit Notice.
10.38
Amended and Restated Credit Agreement dated June 30, 2011, among Rowan Companies, Inc., as Borrower, the Lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender and Citibank, N.A., DnB Nor Bank ASA and Royal Bank of Canada, as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 4, 2011).

10.39
Stock Purchase Agreement dated May 13, 2011, between Rowan Companies, Inc., as seller, and Joy Global Inc., as buyer, relating to the sale of all the outstanding equity interests in LeTourneau Technologies, Inc., a wholly owned subsidiary of the Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 18, 2011).

10.40
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

10.41
Letter Agreement dated August 12, 2011, between Rowan Companies, Inc. and David P. Russell regarding separation from employment (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 3, 2011).

14	Code of Business Conduct for Senior Financial Officers of the Company, incorporated by reference to Exhibit 14 to Form 10-K for the year ended December 31, 2003 (File No. 1-5491).
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney pursuant to which names were affixed to this Form 10-K for the year ended December 31, 2011.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Annual CEO Certification to the New York Stock Exchange.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
__________

*	Only portions specifically incorporated herein are deemed to be filed.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Compensatory plans in which Rowan’s directors and executive officers participate are listed as follows:

•	Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Appendix C to the Notice of Annual Meeting and Proxy Statement dated March 20, 2002 (File No. 1-5491).

•	1998 Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10b of Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5491).

•	Restoration Plan of Rowan Companies, Inc. (As Restated Effective July 1, 2009), incorporated by reference to Exhibit 10.43 to Form 10-K for the year ended December 31, 2009 (File No. 1-5491).

•	Pension Restoration Plan of LeTourneau, Inc., a wholly owned subsidiary of the Company, incorporated by reference to Exhibit 10j to Form 10-K for the year ended December 31, 1994 (File No. 1-5491).

•	2005 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed May 10, 2005 (File No. 1-5491).

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

•
LeTourneau Technologies, Inc. Incentive Plan, effective January 1, 2011, Form of 2011 Stock Appreciation Right Notice, and Form of 2011 Performance Restricted Stock Unit Notice, incorporated by reference to Exhibit 10.40 of the Company’s Form 10-K for the year ended December 31, 2010.

•	Form of 2011 Stock Appreciation Right Notice, Form of 2011 Restricted Stock Notice, and Form of 2011 Non-Employee Director Restricted Stock Unit Notice.

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

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Signature	Title	Date

	/s/ W. MATT RALLS	President, Chief Executive Officer and Director	February 27, 2012
(W. Matt Ralls)

	/s/ W. H. WELLS	Principal Financial Officer	February 27, 2012
(W. H. Wells)

	/s/ GREGORY M. HATFIELD	Principal Accounting Officer	February 27, 2012
(Gregory M. Hatfield)

	*	Director	February 27, 2012
(R. G. Croyle)

	*	Director	February 27, 2012
(William T. Fox III)

	*	Director	February 27, 2012
(Sir Graham Hearne)

	*	Director	February 27, 2012
(Thomas R. Hix)

	*	Director	February 27, 2012
(Robert E. Kramek)

	*	Director	February 27, 2012
(Frederick R. Lausen)

	*	Chairman of the Board	February 27, 2012
(H. E. Lentz)

	*	Director	February 27, 2012
(Lord Moynihan)

	*	Director	February 27, 2012
(Suzanne P. Nimocks)

	*	Director	February 27, 2012
(P. Dexter Peacock)

	*	Director	February 27, 2012
(John J. Quicke)

*By:	/s/ W. MATT RALLS
(W. Matt Ralls, Attorney-in-Fact)