Form 10-K/A
period 2011-12-31
ROWAN COMPANIES INC
filed 2012-04-30
CIK 85408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $4,903.0 million as of June 30, 2011, based upon the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape of $38.81 per share.

The number of shares of Common Stock, $0.125 par value, outstanding at April 17, 2012, was 124,179,965.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Rowan Companies, Inc.’s (the “Company” or “Rowan”) Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 28, 2012, is to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K as a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the original filing. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the original filing, and Part IV, Item 15 of the original filing has been amended and restated solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. Except as expressly stated, this Amendment does not reflect events occurring after the date of the original filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. The reference on the cover of the original filing to the incorporation by reference of our definitive proxy statement into Part III of the original filing has been deleted.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Identification of Directors

As a result of the Company’s decision to reduce the size of the Board of Directors from twelve to ten members in January 2012, two directors, Robert E. Kramek and Frederick R. Lausen, both Class III directors, retired from the Board effective at and as of April 16, 2012. Mr. P. Dexter Peacock has served as a Class I director of the Company since 2004. In January 2012, we re-assigned Mr. Peacock to Class III in order to maintain the classes of directors as nearly equal as possible.

William T. Fox III Age 66 Director since 2001 Class I	Formerly Managing Director responsible for the global energy and mining businesses of Citigroup from 1994 until his retirement in 2003. Mr. Fox also serves on the Board of Cloud Peak Energy Inc.

Sir Graham Hearne Age 74 Director since 2004 Class I	Formerly Chairman of Enterprise Oil plc, an oil and gas exploration and production company, from 1991 until retirement in 2002, and Chief Executive Officer from 1984 to 1991. Sir Hearne also serves as the non-executive Chairman of Catlin Group Limited and Braemar Shipping Services Group plc. Sir Hearne is a non-executive director of Bumi plc and Genel Energy plc and formerly served as a director of N.M. Rothschild & Sons Ltd. (1970 – 2010), Vetco International (2003 – 2007), Gallaher Group PLC (1997 – 2007), Stratic Energy Corporation (2005 – 2010) and Wellstream Holdings plc (2003 – 2011).

H. E. Lentz Age 67 Director since 1990 Class I	Chairman of the Board of Directors of the Company. Former Managing Director of Lazard Frères & Co., an investment banking firm, from June 2009 until retirement in May 2011. Also former Managing Director of Barclays Capital, an investment banking firm and successor to Lehman Brothers, from September 2008 to March 2009. Advisory Director of Lehman Brothers from 2004 to September 2008. Mr. Lentz also serves on the Boards of Peabody Energy Corp., Macquarie Infrastructure Company, WPX Energy and CARBO Ceramics, Inc.

R. G. Croyle Age 69 Director since 1998 Class II

Formerly Vice Chairman and Chief Administrative Officer of the Company from August 2002 until retirement in December 2006. Mr. Croyle also serves on the Board of Magellan Midstream Partners, L.P., and previously served on the Boards of Boots & Coots, Inc. and Magellan Midstream Holdings GP, LLC.

Lord Moynihan Age 56 Director since 1996 Class II	Executive Chairman of Pelamis Wave Energy from August 2005 to 2011 and Senior Partner of London-based CMA, an energy advisory firm, since 1993. Lord Moynihan served as Executive Director of Clipper Windpower Inc. and Chairman of Clipper Windpower Europe Limited, wind turbine technology companies, from 2004 to 2007. Lord Moynihan has been an active member of the House of Lords since 1997 and serves as Chairman of the British Olympic Association.

W. Matt Ralls Age 62 Director since 2009 Class II	President and Chief Executive Officer since January 2009. Executive Vice President and Chief Operating Officer of GlobalSantaFe Corporation, an international contract drilling company, from June 2005 until November 2007. Prior to that time Mr. Ralls served as Senior Vice President and CFO of GlobalSantaFe. Mr. Ralls also serves on the Board of Cabot Oil & Gas Corporation and Superior Energy Services, Inc. Mr. Ralls has previously served on the Boards of El Paso Partners, Enterprise Products Partners L.P., Enterprise Products, G.P. and Complete Production before its acquisition by Superior Energy Services, Inc.

John J. Quicke Age 62 Director since 2009 Class II	Mr. Quicke has served as a Managing Director and an operating partner of Steel Partners LLC, a global management firm, since 2005. Mr. Quicke is currently President, CEO and a director of DGT Holdings Corp., an electronic systems company, and interim President and CEO and a director of Steel Excel, Inc. Mr. Quicke previously served as a director of Angelica Corporation, Layne Christensen Company, NOVT Corporation and Handy & Harman Ltd. Previously, Mr. Quicke served in various capacities at Sequa Corporation, a diversified manufacturer, including Vice Chairman and Executive Officer from 2004 to 2005, and as a director of the company from 1993 to 2005.

Thomas R. Hix Age 64 Director since 2009 Class III	Business consultant since January 2003. Senior Vice President of Finance and Chief Financial Officer of Cameron International Corporation, an oil and gas products and services company, from 1995 to 2003. Mr. Hix also serves on the Boards of El Paso Corporation and Health Care Service Corporation, and previously served on the Board of TODCO from 2004 until it was acquired in 2007.

Suzanne P. Nimocks Age 53 Director since 2010 Class III	Formerly a director (senior partner) with McKinsey & Company, a global management consulting firm, from June 1999 to March 2010, and was with the firm in various other capacities since 1989, including as a leader of the firm’s Global Petroleum Practice, Electrical Power & Natural Gas Practice, Organization Practice and Risk Management Practice. Ms. Nimocks served as a member of the firm’s worldwide personnel committees for many years and as the Manager of the Houston office for eight years. Ms. Nimocks also serves on the Boards of Encana Corporation and Arcelor Mittal.

P. Dexter Peacock Age 70 Director since 2004 Class III	Formerly Managing Partner of Andrews Kurth LLP, a law firm, retired as a Partner in 1997; Of Counsel to Andrews Kurth since 1997. Mr. Peacock also serves on the Board of Cabot Oil & Gas Corporation.

Specific Experience, Qualifications and Skills of the Members of Our Board of Directors

Our Board of Directors is comprised of highly qualified individuals with unique and special skills that assist in effective management of the Company for the benefit of our stockholders. Each of our directors possesses certain experience, qualifications, attributes and skills, as further described below, that led to our conclusion that he or she should serve as a member of our Board of Directors. In addition to the biographical information with respect to each of our directors under the heading “Identification of Directors,” the following table shows additional experience and qualifications of our individual directors:

Director	Specific Qualifications and Skills
Robert G. Croyle	•	Over 35 years of experience in the oil services industry
	•	In-depth knowledge of the Company, served as an attorney, general counsel and Vice Chairman
	•	Expertise in compensation and health, safety and environmental matters
	•	Service on other boards including as presiding director and member of audit, nominating and corporate governance, and compensation committees

William T. Fox III	•	Financial expertise
	•	Over 30 years in commercial banking, lending to energy companies
	•	Service as chairman of a compensation committee and member of an audit committee on another board

Sir Graham Hearne	•	CEO or Chairman of independent exploration and production company for 18 years, with extensive international operations
	•	CFO of major UK public company for three years
	•	Over 40 years of experience as an independent director of a number of public and private enterprises; significant experience as a member of compensation, audit and governance committees
	•	Extensive investment banking and legal experience

Thomas R. Hix	•	Many years of financial and mergers and acquisitions experience, including as CFO of public company in oil and gas services for 17 years
	•	Board member of public exploration and production company and public board service for 14 years
	•	Significant management experience in offshore contract drilling
	•	Former Certified Public Accountant (CPA)

H. E. Lentz	•	Significant investment banking experience for 40 years
	•	Financial expertise
	•	Service on public companies including audit, compensation and nominating committee experience

Lord Colin Moynihan	•	Former Minister of Energy, United Kingdom; significant government experience related to energy policy
	•	Executive positions, board service and consulting in oil and gas industry; significant international energy experience.
	•	Significant health, safety and environment expertise; Minister responsible for implementing world leading offshore safety regulations
	•	Political experience as Member of the British House of Parliament for 10 years and current Member of the House of Lords

Suzanne P. Nimocks	•	Over 20 years experience in a global management consulting firm, focusing on international energy clients, strategic planning and risk management
	•	Significant management expertise gained from managing a large office of an international consulting firm
	•	Service on compensation and audit committees of publicly traded companies

P. Dexter Peacock	•	Experience managing a large law firm; expertise in mergers, acquisitions and securities law; 35 years as a practicing attorney
	•	Advisor to boards of directors of public companies for over 30 years
	•	Extensive international transactional experience
	•	Service on the boards of international and domestic companies

John J. Quicke	•	Board service on eight public companies over 15 years
	•	Significant operating experience for over 20 years
	•	Financial and accounting expertise, including as a Certified Public Accountant (CPA)

W. Matt Ralls	•	Significant drilling industry experience including service as Chief Operating Officer and Chief Financial Officer of a publicly traded international drilling company for over 10 years
	•	Extensive experience as commercial lender to energy industry
	•	Service on boards and committees of publicly traded companies

EXECUTIVE OFFICERS

The names, positions and ages of the executive officers of the Company as of April 30, 2012, are listed below. Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

Name	Position	Age

W. Matt Ralls	President and Chief Executive Officer	62
Thomas P. Burke	Chief Operating Officer	44
John L. Buvens	Executive Vice President, Legal	56
Mark A. Keller	Executive Vice President, Business Development	59
J. Kevin Bartol	Senior Vice President, Corporate Development	52
Melanie M. Trent	Senior Vice President, Chief Administrative Officer and Corporate Secretary	47
William H. Wells	Senior Vice President, Chief Financial Officer and Treasurer	50
Gregory M. Hatfield	Vice President and Controller	43

Since January 2009, Mr. Ralls’ principal occupation has been President and Chief Executive Officer. From June 2005 until his retirement in November 2007, Mr. Ralls served as Executive Vice President and Chief Operating Officer of GlobalSantaFe Corporation. Mr. Ralls also serves on the Boards of Superior Energy Services and Cabot Oil & Gas Corporation.

Dr. Burke became Chief Operating Officer of Rowan in July 2011. He initially joined the Company in December 2009 to serve as President and Chief Executive Officer of the Company’s manufacturing subsidiary, LeTourneau Technologies, Inc. (“LeTourneau”) and served in such capacity until the sale of LeTourneau in June 2011. Prior to that time, he was employed by Complete Production Services, Inc., an oilfield services company, as Division President from 2006 to 2009.

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

Mr. Hatfield became Vice President and Controller in March 2010. From May 2005 to March 2010, he served as Controller.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

Our Board has adopted Corporate Governance Guidelines (“Guidelines”) that, along with the charters of the Board committees, provide the framework for the governance of the Company. The Board’s Nominating and Corporate Governance Committee is responsible for overseeing and reviewing the Guidelines at least annually, and recommending any proposed changes to the Board for approval. The Guidelines are available on our website at www.rowancompanies.com under “Investor Relations – Governance.”

Separation of Roles of Chairman and CEO

Effective January 1, 2009, the Board of Directors separated the roles of Chairman and CEO. Mr. Lentz serves as Chairman of our Board and Mr. Ralls serves as our CEO and President. At the time Mr. Ralls was hired, the Board determined to separate these roles to provide support and guidance to Mr. Ralls in his new position as CEO and President. Mr. Lentz had previously served as Lead Director.

Our Guidelines provide that the non-executive Chairman shall have the following responsibilities:

•	To be available to discuss with any director, strategic issues facing the Company and any concerns that a director may have regarding the Board, the Company, or management;

•	To facilitate information flow and communication between the Board and management, and to ensure that written information communicated by management to any director is readily available to all Board members;

•	To consult with the CEO and President with regard to the agenda and items to be discussed at Board meetings, and the scheduling of time available for discussion of all agenda items;

•	To be available to the CEO and President for advice and counsel on issues of significance to the Company;

•	To make determinations regarding the engagement of outside consultants and advisors who report directly to the Board of Directors;

•	To preside over meetings of stockholders; and

•	To oversee the process for stockholder communications with the Board and to be available for consultation and direct communication with major stockholders upon stockholder request or upon request of the Board or the CEO and President.

In addition, the non-executive Chairman shall preside at all meetings of the Board of Directors, including executive sessions; may attend all meetings of Board Committees, other than executive sessions; and has authority to call meetings of the independent directors.

Executive Sessions of the Board

During each of our Board of Directors’ regularly scheduled meetings, the non-management directors meet in executive session with our non-executive Chairman presiding.

Director Selection Process

The Nominating and Corporate Governance Committee of the Board of Directors is responsible for, among other things, the selection and recommendation to the Board of Directors of nominees for election as directors. Working closely with the full Board, the Nominating and Corporate Governance Committee develops criteria for open Board positions, taking into account such factors as it deems appropriate, which may include: the current composition of the Board; the range of talents, experiences, skills and diversity that would best complement those already represented on the Board; the desire for a substantial majority of independent directors; and the need for financial, industry, international or other specialized expertise. Applying these criteria, the Committee considers candidates for Board membership suggested by its members and other Board members, as well as management and stockholders. From time to time, the Committee also retains executive search firms to identify and review candidates.

Once the Committee has identified a prospective nominee (including prospective nominees recommended by stockholders), it makes an initial determination as to whether to conduct a full evaluation. In making this determination, the Committee takes into account the information provided to the Committee with the recommendation of the candidate, as well as the Committee’s own knowledge and information obtained through inquiries to third parties to the extent the Committee deems appropriate. The preliminary determination is based primarily on the need for additional Board members and the likelihood that the prospective nominee can satisfy the criteria that the Committee has established. If the Committee determines, in consultation with the Chairman of the Board and other directors as appropriate, that additional consideration is warranted, it may gather additional information about the prospective nominee’s background and experience and report its findings to the Committee.

If the Committee decides, on the basis of its preliminary review, to proceed with further consideration, members of the Committee, as well as other members of the Board as appropriate, interview the nominee. After completing this evaluation and interview, the Committee makes a recommendation to the full Board, which makes the final determination whether to nominate or appoint the new director after considering the Committee’s report.

A stockholder who wishes to recommend a prospective nominee for the Board should notify the Company’s Secretary or any member of the Nominating and Corporate Governance Committee in writing with whatever supporting material the stockholder considers appropriate. The Committee will also consider whether to nominate any person nominated by a stockholder pursuant to the provisions of the Bylaws relating to stockholder nominations as described in “Stockholder Nominations for Director” below.

Stockholder Nominations for Director

Stockholders may nominate candidates for election as directors if they follow the procedures and comply with the deadlines specified in our Bylaws, as may be amended from time to time. A copy of our Bylaws is available to any stockholder who makes a written request to the Corporate Secretary. Stockholders may submit in writing recommendations for consideration by the Nominating and Corporate Governance Committee to our Corporate Secretary at 2800 Post Oak Blvd., Suite 5450, Houston, Texas 77056.

Recommendations should contain a detailed discussion of the qualifications of each recommended candidate and any other material information the stockholder wants the Committee to consider. Director nominees should have the highest professional and personal integrity, values and ethics, and must be committed to representing the interests of all stockholders of the Company. They must also meet the criteria set by the Committee. Director nominees must have sufficient time to carry out their duties effectively. They must have mature judgment developed through business experience and/or educational background and must meet criteria of independence and expertise that satisfy applicable New York Stock Exchange (“NYSE”) and legal regulations. Each individual nominee must have the potential to contribute to the effective functioning of the Board of Directors as a whole.

Audit Committee of the Board of Directors

The Board of Directors has an Audit Committee. The charter of the Audit Committee is available on the Company’s website, www.rowancompanies.com under “Investor Relations–Governance” and in print to any stockholder who requests it from the Company’s Secretary.

The members of the Audit Committee are:

William T. Fox III, Chair

Robert G. Croyle

Thomas R. Hix

John J. Quicke

The Audit Committee is directly responsible for the engagement, compensation and oversight of the U.S. independent registered public accounting firm engaged to issue an audit report on the Company’s consolidated financial statements. In addition, the committee oversees our financial and accounting processes, certain compliance matters, performance of our internal audit function and our enterprise risk management assessment. The Audit Committee met five times during 2011. All of the members of the Audit Committee are independent within the meaning of the SEC regulations and the listing standards of the NYSE. The Board has determined that each of Messrs. Fox, Hix and Quicke are qualified as audit committee financial experts within the meaning of SEC regulations, and that they have accounting and related financial management expertise within the meaning of the listing standards of the NYSE. Mr. Fox and Mr. Hix both served on the Audit Committee during all of 2011. Mr. Quicke was appointed to the Audit Committee to replace Mr. Robert E. Kramek who retired from the Board, each effective as of April 16, 2012. On April 27, 2012, Mr. Croyle was also appointed to the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

All of Rowan’s directors, executive officers and any greater than ten percent stockholders are required by Section 16(a) of the Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of Rowan common stock and to furnish the Company with copies of such reports. Based on a review of those reports and written representations that no other reports were required, we believe that all applicable Section 16(a) filing requirements, other than a late Form 3 for Dr. Thomas P. Burke which was inadvertently not filed when he rejoined the Company as Chief Operating Officer, were complied with during the year ended December 31, 2011.

Business Conduct Policies

We have a Code of Business Conduct and Ethics that applies to all of our employees and directors and we have a Code of Ethics for Senior Financial Officers of the Company that applies to our chief executive, chief financial and chief accounting officers; both policies are available on our website www.rowancompanies.com under “Investor Relations — Governance.”

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction and Executive Summary

Rowan operates in a highly competitive global market that consists of relatively few publicly traded peers. The business environment is strongly influenced by factors that affect decision making and company performance over time. These factors also affect the market for executive talent, and include:

•	Complex technical expertise requirements;

•	Overarching effect of world oil markets;

•	Large capital investments with long payback horizons;

•	Cyclical nature of oil and gas demand and pricing;

•	Stringent and evolving customer demands; and

•	Impact of regulations, customs, safety and environmental considerations around the world.

These influences impact the design and administration of executive pay programs, including incentive compensation design and the definition of the competitive market for comparing executive compensation. Most notably, these influences are seen in the following:

•	Our annual incentive plan design which includes strategic financial and operational measures;

•	Our performance-determined restricted stock award program which rewards the achievement of long-range strategic initiatives; and

•	Our process for benchmarking executive compensation against a small group of primary offshore drilling peer companies, with secondary information from other energy industry companies.

Rowan’s executive compensation programs also address stockholder considerations in their design and administration, including:

•	Executive stock ownership guidelines;

•	A commitment not to enter new change in control severance agreements that include excise tax gross ups;

•	A “claw back” provision;

•	The use of independent consultants;

•	The use of tally sheets in assessing total compensation;

•	Stock-based compensation awards that are performance-based (stock appreciation rights) or performance-influenced (restricted stock award values); and

•	For 2012, the introduction of a new performance unit awards tied to relative total stockholder return against our offshore drilling peers, and the redesign of our annual incentive plan that is intended to qualify for deductibility under Internal Revenue Code Section 162(m).

2011 Company Highlights

In 2011, we achieved a significant transformation through the execution of our strategic imperatives with significant results to stockholders, including:

•	The sale of our manufacturing subsidiary, LeTourneau Technologies, Inc. (“LeTourneau”), to a strategic buyer at an attractive price;

•	The sale of our land drilling division to a strategic buyer at an attractive price;

•	The enhancement of our mission as a world class offshore driller, with ultra-deepwater drilling capabilities, highlighted by the attraction of industry leading management talent and entering into contracts to design and build three ultra-deepwater drillships, slated for delivery beginning in 2013;

•	A stronger safety and environmental culture;

•	The completion of a multi-year jack-up construction program on schedule and within budget, with delivery of four high-specification rigs;

•	The addition of $1.5 billion in contract backlog during the year, including the expansion of global reach with our re-entry into Trinidad and Southeast Asia;

•	The reduction of our effective income tax rate from 26% in 2010 to a credit of 4% in 2011 through effective tax planning, for a savings of more than $38 million in tax expense between years; and

•	The implementation of and execution toward a $150 million stock buyback program.

Executive Compensation Program Philosophy and Objectives

Our compensation philosophy is to offer pay programs that motivate executive management to make decisions leading to the long-term creation of stockholder value. In order to do this, the program must reflect the nuances of the offshore drilling industry. We take a long range view of the market, and reward tactical, strategic, and financial performance. We also attempt to balance the incentive leverage of our programs so they motivate management to take appropriate risks, while responding to year over year changes in company performance. Our philosophy also deemphasizes indirect elements of compensation such as perquisites.

The Compensation Committee (the “Committee”) has structured our executive compensation program to support our philosophy by focusing on the following key objectives:

Pay For Performance
	•	Align our executive compensation with short-term and long-term performance of the Company and individuals; and
	•	Set a significant portion of each named executive officer’s (“NEO”) total direct compensation to be in the form of variable compensation.

Reinforce Company Values
	•	Commit to an injury-free workplace and ensure employee focus on safety through incentives;
	•	Uphold the highest level of integrity by decreasing executive perquisites and maintaining a clawback policy for compensation awards;
	•	Create a culture of continuous improvement by using incentives to increase earnings and improve cost effectiveness; and
	•	Emphasize financial and operational performance measures that contribute to value creation over the longer term.

Attract and Retain Talent
	•	Ensure that our compensation is competitive with the companies with which we compete for talent and capital so that we can attract, retain and motivate our employees; and
	•	Compete effectively for the highest quality people who will determine our long-term success.

Comparative Information Utilized by the Committee

The Committee believes it is imperative to ensure that our compensation program is in line with the market in which we compete for talent and capital. In 2011, the Committee reviewed data from a group of reference companies. Our independent compensation consultant, Cogent Compensation Partners, gathered and assessed compensation data from both publicly available and other sources to provide appropriate comparisons based on company size, complexity and performance, and individual roles and job content.

For 2011, the Committee utilized the following reference group:

Peer Group (1)	Additional Drillers and Oilfield Service Companies
Atwood Oceanics	Bristow Group, Inc.
Diamond Offshore Drilling, Inc.	Dresser-Rand Group, Inc.
Ensco plc	Helmerich & Payne
Hercules Offshore	Oceaneering International
Noble Corp.	Oil States Intl Inc.
Seadrill Ltd (2)	Patterson-UTI Energy Inc.
Transocean Ltd.	SEACOR Holdings, Inc.
Superior Energy Services, Inc.
Tidewater Inc.
Unit Corp.
Willbros Group Inc.

___________________________

(1) The peer group is used for direct industry data comparisons.

(2) Seadrill was not used in the analysis since compensation data was not available.

Due to the sale of our land and manufacturing businesses in 2011, the peer group was adjusted to focus on offshore drillers and the additional companies in the reference group were adjusted to reflect the Company’s smaller asset size after such divestitures. The Committee reviews the reference group at least annually and updates the group as appropriate to ensure the Committee is reviewing size-appropriate companies against which the Company competes for talent and capital. Our compensation consultant uses a combination of reference group proxy data, reference group current report information and published survey data in both the general industry and energy industry to develop the competitive market data.

The Committee reviews the comparative information for each component of compensation (including base salary, annual incentive and total cash compensation, and long-term compensation and other benefits). The Committee has deliberately not set a percentile target for compensation but rather subjectively considers each individual situation, including experience, tenure in current position and individual performance.

Program Process and Administration

Our Compensation Committee

In 2011, our Compensation Committee was composed of six independent board members: Messrs. Peacock (Chairman), Hearne, Hix, Lentz and Quicke; and Ms. Nimocks joined the Committee in April 2011. The Chairman, with input from the other committee members, directs the agenda for each meeting of the Committee and seeks input from management and the Committee’s independent compensation consultant.

Typically, the Company gathers information requested by the Committee and management makes recommendations with respect to certain compensation matters and ensures that the committee members receive materials in advance of a meeting. The Chairman usually invites the Company’s Chief Executive Officer, Chief Operating Officer, the Senior Vice President & Chief Financial Officer and Vice President, Human Resources to attend the Committee meetings. During each Committee meeting, members of management are excused to permit the Committee to meet alone with its advisors and in executive session.

Our listed NEOs are all corporate officers of the Company except Mr. Russell who is no longer with the Company as described below. Dr. Burke, who joined the Company in December 2009, previously served as the President and Chief Executive Officer of the Company's manufacturing subsidiary, LeTourneau, which was sold in June 2011, and Dr. Burke’s employment with the Company ended at that time. In July 2011, Dr. Burke rejoined the Company as Chief Operating Officer. Dr. Burke participated in LeTourneau compensation plans for the first half of 2011 and in the Company’s plans from July 2011. His compensation is described below.

Role of the Independent Compensation Consultant

Each year, the Committee retains an independent compensation consultant to assist in the continual development and evaluation of compensation policies, the review of competitive compensation information and the Committee’s determinations of compensation levels and awards. A representative from our compensation consultant attends Committee meetings, meets with the Committee without management present and provides third-party data, advice and expertise on proposed executive and director compensation and plan designs. At the direction of the Committee, the compensation consultant reviews management recommendations and advises the Committee on the matters included in the materials, including the consistency of proposals with the Committee’s compensation philosophy and comparisons to programs at other companies. At the request of the Committee, the consultant also prepares its own analysis of compensation matters, including positioning of programs in the competitive market and the design of plans consistent with the Committee’s compensation philosophy.

Since 2010, the Committee has engaged Cogent Compensation Partners as its independent compensation consultant for advice on all executive compensation matters. Cogent is headquartered in Houston, Texas and provides independent compensation advice to companies in the Fortune 500, focusing on the energy industry. Cogent does not provide other services to the Company.

Role of CEO in Compensation Decisions

In 2011, our CEO performed the following functions in our compensation decision process:

•	Recommended, based on market data, certain changes to base salaries and short-term and long-term incentive targets for the NEOs;
•	With the management team, developed short-term and long-term goals to be considered by the Committee for the short-term and long-term incentive plans;
•	Approved other elements of compensation or personnel matters including:
o	Changes in pay or title to employees below the NEOs;
o	Levels of equity awards for executives below the NEO level and for key non-officer employees under the Company’s long-term incentive plan; and
o	Agreements or arrangements relating to the terms of employment, continued employment or termination of employment with respect to certain employees below the NEO level.

After review of the CEO’s recommendations and a review of all relevant compensation data presented to the Committee, the Committee made its own assessment and recommendations to the Board of Directors regarding the compensation package for each NEO.

The Role of Stockholder Say-on-Pay Votes and Stockholder Engagement

The Company provides its stockholders with the opportunity to cast an annual advisory vote on executive compensation (a “say-on-pay proposal”). At the Company’s annual meeting of stockholders held in April 2011, a substantial majority of the votes cast on the say-on-pay proposal were voted in favor of the proposal. The Committee believes that this is an overall endorsement by the stockholders of the Company’s approach to executive compensation, and did not change its approach materially in 2011. The Committee will continue to take into account the outcome of the Company’s say-on-pay votes when making future compensation decisions.

Elements of Compensation

An executive’s compensation consists of:

•	Base salary paid in cash;
•	Annual incentive paid in cash;
•	Annual award under our long-term incentive plan;
•	Limited perquisites; and
•	Benefits.

The balance among these components is established annually by the Committee and is designed to recognize past performance, retain key employees and encourage future performance. When conducting its annual deliberations, the Committee reviews each component against both historical and recent comparative statistics as well as anticipated trends in compensation with comparisons to the reference groups. The Committee believes that the design of the Company’s compensation program is appropriate and competitive.

Base Salary. The base salaries for NEOs are reviewed annually by the Committee. For each NEO, the Committee reviews pay information for such position among our reference companies to ensure that NEO salaries remain competitive. The Committee does not target a specific percentile of the market data since it feels the competitive conditions and the circumstances of the individual need to be considered, such as tenure in the position and responsibilities of the position, as well as the Committee’s subjective judgment of the individual’s performance. There is no specific weighting given to each factor.

For the NEOs below the CEO, the Committee also receives a recommendation from the CEO as to suggested salary adjustments. The Committee considers those recommendations and receives a performance review of each member of management from the CEO. Utilizing this information and the comparative data provided by Cogent, the Committee then determines what, if any, salary adjustment will be made. In 2011, the following adjustments were made to base salaries of the NEOs, each effective on April 1: Mr. Keller – from $375,000 to $415,000; and each of Buvens and Wells – from $330,000 to $360,000. Dr. Burke’s base salary in his role as President of our manufacturing subsidiary was adjusted from $360,000 to $400,000. Upon his rejoining the Company in July 2011 as our Chief Operating Officer, Dr. Burke’s base salary was set at $500,000. In March 2012, the Committee and the Board approved the following base salaries for 2012, effective April 1, 2012: Mr. Ralls – $950,000; Dr. Burke – $525,000; Mr. Keller – $440,000; and each of Buvens and Wells – $375,000. At the request of our CEO, no increase was made to his 2012 base salary or incentive targets from 2011 levels.

Further, as previously disclosed, effective August 12, 2011, Mr. Russell resigned from his position as Executive Vice President of Drilling Operations. In conjunction with his departure from the Company, and as partial recognition of Mr. Russell’s 29 years of loyal service to the Company and many contributions to the Company’s success, we entered into a letter agreement with Mr. Russell (the “Severance Agreement”). The amounts to be paid to Mr. Russell in connection with his resignation are discussed under the heading “Severance Agreement with David P. Russell.”

Annual Incentive Compensation. In 2011, the NEOs participated in a targeted cash incentive plan (the “2011 Bonus Plan”), which has approximately 310 participants. Each participant in the 2011 Bonus Plan has an incentive target that is a percentage of base salary. For 2011, NEOs were eligible to receive incentive target payments at the following percentages of base salary: Mr. Ralls – 100%; Dr. Burke – 75%; Mr. Keller – 65%; each of Buvens and Wells – 60% and Mr. Russell – 65%. In 2011, the Committee increased Dr. Burke’s bonus target from 60% of base salary to 65% while he was serving in the position of President and CEO of our manufacturing subsidiary. When Dr. Burke rejoined the Company as our Chief Operating Officer, his target was set at 75% of base salary. There were no other changes to bonus targets for our NEOs in 2011 or in 2012.

Awards under the 2011 Bonus Plan are generally based on performance against five financial and operational metrics of our drilling division (“Drilling Division”) as described below, and the Committee’s assessment of Company performance relative to strategic and non-financial objectives that are central to the creation of stockholder value. The results of the Drilling Division include the results of our land operations for the eight months of 2011 prior to the sale of that business. The bonus pool could be as low as 0% or as high as 200% of target depending on the achievement of the metrics and other considerations of the Committee. For 2011, the metrics and achievements were as follows:

Metric	Percent of Possible Bonus Pool	Percent of Threshold Achieved in 2011	Funding of Bonus Pool
Achievement of budgeted EBITDA for 2011 (1)	30%	67%	0%
Actual costs compared to 2011 budget (2)	25%	109%	4%
Safety performance (3)	20%	67%	13%
Newbuild capital projects (4)	10%	118%	12%
Contracted non-productive time (5)	15%	4%	0%
Total:	100%		29%

_______________________

(1)	Our 2011 Drilling Division EBITDA (earnings before interest, taxes, depreciation and amortization) was 67% of our budget, which was below threshold for this metric; therefore, there was no payout.
(2)	“Actual costs” are Drilling Division’s operating plus selling, general and administrative costs, excluding insurance costs and reimbursables. Our 2011 actual costs were 109% of budget, which resulted in an achievement of 14% of the allocation of this metric.
(3)	Safety performance is derived from Drilling Division internal incident reporting by comparing the trailing total recordable incident rate (“TRIR”) with Company goals. The target metric for safety was set as a 15% improvement over 2010 TRIR results, or a 1.4 TRIR. In 2011, the Drilling Division had a TRIR of 1.51, which resulted in an achievement payout of 67% of the allocation of this metric.
(4)	Our newbuild capital projects metric is based on our rig construction projects remaining on time and on budget. During 2011, our newbuild projects, including rigs delivered, improved to 0.9% under budget and remained on schedule, which resulted in an achievement of 118% of the allocation of this portion of the metric.
(5)	Contracted non-productive time refers to any period when one of our rigs is on location and under contract but not operational due to equipment failure or other unplanned stoppage. For 2011, this metric was set at 2.5%, but actual non-productive time was 4.36%, which was below threshold for this metric; therefore, there was no payout.

In its deliberations regarding funding of the cash pool for 2011, the Committee reviewed the calculation of the metrics as shown above. In addition the Committee considered significant strategic milestones achieved during 2011, including:

o	Strategic Sales of Divisions. As part of its strategic repositioning, the Company completed the following transactions, the proceeds of which were utilized to expand into the ultra-deepwater drilling segment:

▪	Sale of the Manufacturing Division: Executed the sale of the Company’s Manufacturing Division for $1.1 billion, consistent with the Company’s stated strategy of separating non-core businesses. Further, key employees successfully managed the critical organizational changes associated with this large divestiture.

▪	Sale of the Land Division: Executed the sale of the Company’s land drilling division for approximately $530 million and ensured a smooth transition of our employees and customer relationships.

o	Entry into the Deepwater Market. With proceeds from the transactions noted above, the Company executed its strategic objective of entering into the ultradeepwater segment, entering into construction contracts to build three of the most capable drillships in the global floating rig fleet. The Committee recognized the process in which the Company performed rigorous market research of the opportunity and equipment choices and hired a talented and experienced management team to run this important new division of the Company.

o	Completion of Jackup Construction Program. The Company completed its jackup construction program on schedule and within budget, delivering four rigs (Stavanger, Norway, EXL IV and Joe Douglas) during 2011.

o	Addition of Significant Contract Backlog. The Company added $1.5 billion in contract backlog during 2011 and further expanded its global reach with re-entry into Trinidad and Southeast Asia.

o	Reduction of Corporate Tax Cost. Through effective tax planning, the Company reduced its income tax rate from 26% in 2010 to a credit of 4% in 2011, saving more than $38 million in tax expense between years.

The Committee determined that in addition to the preset metrics of the 2011 bonus program, significant consideration of the strategic accomplishments should be given when determining ultimate incentive compensation amounts to be paid to our NEOs with respect to strategic achievements in 2011. Based on the Committee’s belief that these milestones are expected to significantly increase stockholder value over the long term, the Committee determined to authorize the 2011 Bonus Plan pool at 44% of target. The CEO allocated such pool among the Company’s operating and corporate groups and the resulting payout to participants was equal to or less than 44% of target depending on individual performance.

In addition, to recognize the accomplishments of those individuals who made substantial contributions to the strategic achievements noted above, the Committee provided additional funds of approximately $825,000 to allocate among those individual participants, resulting in a payout of 66% of target to those specific participants. Our NEOs each received 44% of target other than Mr. Keller, who received 66% of target based on his extraordinary achievements during 2011 with respect to additions to the Company’s contract backlog.

In March 2012, the Board added another funding layer to the 2012 cash incentive plan. The Company must have 2012 EBITDA of $100 million or net income of $1 million. If either is met, the pool will be funded at maximum payout and the Committee would then use performance against the metrics below to determine actual awards:

Metric	Percent of Possible Bonus Pool
Achievement of budgeted EBITDA for 2012	25%
Actual costs compared to 2012 budget	25%
Safety performance	20%
Newbuild capital projects	10%
Contracted non-productive time	20%
Total:	100%

These 2012 metrics will govern 75% of the target value of the 2012 cash incentive plan, with the remaining 25% subject to the discretion of the Committee.

Long-Term Incentive Compensation.

Annual long-term incentive awards are generally made in the first quarter of each year. Any equity awards to newly hired executive officers below the NEO level are recommended by the CEO and reviewed by the Committee at the next regularly scheduled Committee meeting on or following the award date. Since 2003, all option grants have had market-based exercise prices.

In prior years, long-term incentive awards for our NEOs have been granted using a combination of performance-influenced restricted stock and stock appreciation rights (“SARs”). As described below under “Strategic Equity Scorecard Approach,” the Committee employed a long-term incentive approach to ensure that management remained focused on achieving the Company’s strategic objectives leading to long-term stockholder value creation. The results of the scorecard were applied to 50% of the target award for each NEO to determine the number of restricted shares granted under the plan. The restricted shares vest pro rata over three years. The remaining 50% of the target award was in the form of SARs, with an exercise price equal to fair market value on the date of grant and vesting pro rata over three years. The number of SARs granted is determined using a Black-Scholes pricing model.

During 2011, for grants made in 2012 and beyond, the Committee considered a new equity award directly linked to stockholder value. After deliberation, the Committee approved the use of performance units (“PUs”) as a third equity award to be utilized in NEO and other officer awards. However, given that the Committee approved a Strategic Equity Scorecard for 2011, with settlement in March 2012, the Committee determined to make the March 2012 award a transitional award, as shown in the table below.

	Past Awards	2012(1)	2013 / Beyond
NEOs	50% Restricted Stock (“RS”) 50% Stock Appreciation Rights (“SARs”)	50% RS 25% SARs 25% PUs	40% RS 30% SARs 30% PUs

________________

(1)	2012 will be treated as a transition year, with the expected restricted stock percentage to remain the same as prior years and the remaining award to be equally divided between PUs and SARs.

The Committee determined that the PUs would be three-year cliff vesting awards, with payout based on the Company’s total stockholder return (“TSR”) relative to our offshore driller peer group. Achievement against the peer group would be measured each year (for 25% of the value of the award in each year), and then for the entire three-year performance period (for the remaining 25% of the value of the award). There will not be any vesting or payout until the third anniversary of the award, but the Company will calculate the annual measurements and inform holders of anticipated achievement. Depending on relative performance, the PU payout will range from 0% to 200% of its initial value of $100 per unit. An employee who terminates employment with the Company prior to the third anniversary will not receive any payout of PUs unless approved by the Committee. The PUs may be settled in cash or shares, at the discretion of the Committee.

In 2011, the Committee increased certain NEO long-term equity incentive value multiples as a percentage of salary as follows: Mr. Ralls – from 425% to 525%; Mr. Keller – from 300% to 325%; and Dr. Burke – from 300% to 375%, with each of Messrs. Buvens and Wells remaining at 275%. No changes were made to such multiples for 2012.

For performance in 2011, long-term incentive awards for our NEOs were made under the 2009 Plan. Consistent with the objectives described above, in March 2012, the Committee made long-term equity incentive awards to our NEOs with the following grant-date fair values computed in accordance with FASB ASC Topic 718: SARs to Mr. Ralls – $1,278,361, Dr. Burke – $480,573, Mr. Keller – $345,719, and each of Messrs. Buvens and Wells – $253,735; restricted stock to Mr. Ralls – $3,117,175, Dr. Burke – $1,054,736, Mr. Keller – $842,980 and each of Messrs, Buvens and Wells – $618,774; and PUs to Mr. Ralls – $1,037,047, Dr. Burke – $389,901, Mr. Keller – $280,449 and each of Messrs, Buvens and Wells – $205,846. In addition, prior to its sale, Dr. Burke participated in our manufacturing subsidiary’s long-term incentive plan as described below.

Strategic Equity Scorecard

In 2009, the Committee revised the long-term incentive compensation program for the Company in order to more closely align executive behavior with the long-term strategic imperatives of the Company. The Committee believes that the offshore drilling industry presents unique challenges in designing a long-term incentive program. Despite these challenges, retaining and motivating managers through the cycle is critical to creating stockholder value over time. Due to the challenging cyclical nature of the drilling industry and the resulting stock price volatility, traditional long-term incentive equity approaches fall short of providing meaningful performance linkage for the Company and the executive. For this reason, the Committee adopted the use of a Strategic Equity Scorecard approach to granting equity. The use of the Strategic Equity Scorecard addresses certain challenges of traditional long-term incentive plans in the offshore drilling industry such as:

•	Highly capital intensive;
•	Long lead times on capital decisions;
•	Highly cyclical demand;
•	Link to volatile commodity prices and demands; and
•	Dependence of operating results on the stage of the industry cycle.

In addition, the use of the Strategic Equity Scorecard adds a performance orientation to traditional approaches to granting time-based restricted stock. During 2011 and early 2012, the Committee reviewed the long-term incentive plan and determined not to use the Strategic Equity Scorecard for future awards of restricted stock. As described above, the Committee determined to use a combination of restricted stock, SARs and PUs for future awards.

Scorecard Approach. For 2011, the scorecard determined the NEOs’ restricted stock award value based on the Company’s annual performance against strategic objectives. The process for the strategic scorecard was:

•	In the first quarter of 2011, the Committee established strategic priorities that were to be included in the scorecard set forth below;

•	These priorities were outlined on a scorecard;

•	At the end of the year, the Committee evaluated management’s assessment of Company performance against these objectives and progress toward long-term priorities, with measurable criteria for each objective;

•	The Committee then determined a “grade” for each priority and an overall grade for the Company on the strategic objectives;

•	The overall Company grade was applied to the portion of target long-term incentive value payable in restricted stock for all participants (the highest grade would equate to 125% of target value, the lowest grade would equate to 75% of target value); and

•	Individual allocation to participants was based on performance in the NEO’s area of responsibility.

Achievement of 2011 Goals. In 2011, the following strategic objectives established by the Committee:

•	Grow and Diversify the Rig Fleet

•	Grow the Earnings Power of the Fleet

•	Enhance Leadership Development

•	Increase Stockholder Value from the Manufacturing Division

•	Enhance Tone at the Top

In March 2012, the Committee assessed performance against each of these strategic objectives and determined a grade for each priority as well as an overall Company grade. These grades were then used to set long-term incentive value for participants’ restricted stock portion of long-term incentive awards at 125% of target in accordance with the equity scorecard approach discussed above and the significant strategic achievements in 2011 described above.

Clawback Provision

Awards issued pursuant to our 2009 Plan contain a clawback provision that provides that, if within five years of the grant or payment of an award under the 2009 Plan, (1) the Company’s reported financial or operating results are materially and negatively restated or (2) a participant engages in conduct which is fraudulent, negligent or not in good faith, and which disrupts, damages, impairs or interferes with the business, reputation or employees of the Company or its affiliates (as determined in the sole discretion of the Committee), then in each case the Committee may, in its discretion, seek to recoup all or a portion of such grant or payment. In addition, new grants are subject to the requirements of (i) Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (regarding recovery of erroneously awarded compensation) and any implementing rules and regulations thereunder, (ii) similar rules under the laws of any other jurisdiction and (iii) policies adopted by the Company to implement any clawback provisions, all to the extent determined by the Company in its discretion to be applicable to the participant.

Stock Ownership Guidelines

We believe it is important for our officers and directors to build and maintain a significant personal investment in our equity. In January 2006, the Board of Directors approved stock ownership guidelines for our NEOs, and in October 2007, the Board approved stock ownership guidelines for non-management directors:

Position	Value to be Retained
CEO	Five times base salary
Other NEOs	Three times base salary
Non-management Directors	Five times annual retainer

To facilitate implementation of these guidelines, an officer is required to retain 35% of “available shares” received pursuant to equity grants until his ownership guideline is met, at which time the retention level is reduced to 15%. The retention requirement does not apply once an officer reaches 200% of the applicable ownership guideline or upon the age of 60. “Available shares” are shares remaining after payment of taxes, fees, commissions and any exercise price payments. For our non-management directors, the individual has five years to meet the guideline and ownership of RSUs counts toward such retention.

Limited Perquisites

The Company provides NEOs with limited perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program. Each of the NEOs receives incremental retirement benefits to restore benefits lost due to IRS limits under the Company’s supplemental retirement plan. Executives are provided with the following benefits as a supplement to their other compensation:

•	Use of Company vehicle or vehicle allowance discontinued in 2011: In the past, the Company provided the NEOs with a vehicle for use for travel to and from the office and business-related events, which was converted to a car allowance of $15,000 in 2010. Effective April 1, 2011, all car allowances were converted to base salary adjustments and car allowances are no longer provided.

•	Use of club membership for one NEO: The Company pays the monthly membership fees for a country club for our Executive Vice President, Business Development to use for appropriate entertainment of customers for business purposes. No other employee receives such a benefit.

•	Executive physical exam: At our expense, each of the NEOs is encouraged to have a complete and professional personal physical exam periodically.

Benefits

The NEOs also participate in the Company’s other benefit plans on the same terms as other employees. These plans include a defined contribution plan, for which the Company matches up to 100% of the first 6% of eligible salary contributed by the employee, a defined benefit pension plan, and medical, dental and term life insurance.

Employment Contracts and Severance Arrangements

We do not have any employment agreements or severance arrangements with our NEOs, other than related to a change in control as described below and the Severance Agreement with Mr. Russell. For pension and benefit restoration plan (“SERP”) benefits payable as of December 31, 2011 upon a voluntary termination, involuntary termination or a change of control, please see the Potential Post-Employment Payment Table on page 26.

Each of our executive officers and certain other officers have change in control agreements (“CIC Agreements”). The CIC Agreements provide that, in the event the employment of the executive officer is terminated or modified under certain circumstances following a “change in control” of the Company (so-called “double trigger” agreements), the Company will pay the executive officer:

•	A multiple of the sum of the executive officer’s base salary and calculated bonus;

•	A calculated payment under the then current short-term incentive bonus opportunity;

•	An amount equal to any forfeited account balance or accrued benefit under tax qualified plans maintained by the Company;

•	Any accrued but unused vacation pay; and

•	Medical coverage for a transition period and outplacement services.

The multiple of base salary and calculated bonus used for the change in control payment calculation is 2.99 for the CEO, 2.5 for the COO and 2.0 for the other NEOs. The CIC Agreements for Messrs. Buvens, Keller, Ralls and Wells also provide for a parachute tax gross-up. The CIC Agreement for Dr. Burke does not contain a gross-up provision. The Committee and the Board have committed not to include excise tax gross up provisions in any future CIC agreements. A supplement to the CIC Agreements provides that equity awards held by the officer will become fully vested and exercisable upon a change in control. Stock options and stock appreciation rights will be exercisable until the earlier of the second anniversary of the change in control or the expiration of the original exercise period, and PUs will be paid out at the higher of the anticipated payout or the target value of the award.. As a result of the sale of our manufacturing division in 2011, Dr. Burke’s first “trigger” was pulled due to the change in control of the subsidiary. Should Dr. Burke be terminated by the Company without cause (as defined in the CIC Agreement) or by Dr. Burke with good reason (as defined in the CIC Agreement), he would be eligible to receive his change in control compensation detailed in the following table.

Set forth below are the actual payments that would be made to each listed executive under the CIC Agreements in the event his employment is terminated or modified following a change in control of the Company. The payments listed below assume a termination date of December 31, 2011.

Payments	Ralls	Burke	Keller	Buvens	Wells
Cash Severance	$5,795,876	$2,187,500	$1,405,800	$1,228,984	$1,222,317
Pro Rata Bonus	418,000	82,500	178,035	95,040	95,040
Stock Appreciation Rights	844,016	-	270,789	210,246	210,246
Restricted Stock	3,777,329	-	1,144,594	910,203	891,277
Forfeited Tax-Qualified Plan Balances	-	9,414	-	-	-
Benefit Continuation	27,381	18,254	18,254	21,101	18,254
Outplacement Services	25,000	25,000	25,000	25,000	25,000
Excise Tax Gross-Up	2,934,319	N/A	-	-	-
Aggregate Payments	$13,821,919	$2,322,668	$3,042,472	$2,490,574	$2,462,134

Thomas P. Burke’s Compensation in 2011

Dr. Burke served as the President and CEO of LeTourneau until we sold that company in June 2011. At such time, Dr. Burke’s employment with the Company ceased, and he did not join the successor to LeTourneau. In July 2011, Dr. Burke was hired to serve in a newly created position at the Company, Chief Operating Officer. As a result of these developments, Dr. Burke was paid as a LeTourneau employee for the first part of 2011 and as a Company employee for the latter part of 2011.

Under the terms of the LeTourneau bonus plan and given the change in control of that entity, Dr. Burke received a payout at the target level, pro-rated for his months of service. This resulted in a payout of $123,233 to Dr. Burke. The plan contained ten metrics addressing safety, profitability, return on capital employed, inventory management, and aftermarket sales, with some measures at the business unit level, and some at both the business unit and the full division level. However, due to the Company’s sale of Le Tourneau, payout was at target, without reference to achievement of the metrics of the plan.

Dr. Burke also participated in the LeTourneau long-term incentive plan, under which he received RSUs and SARs based on the value of LeTourneau at the beginning of January 2011. Due to the Company’s sale of that company, such awards were settled in cash upon the change in control, resulting in a payment to Dr. Burke of $1,754,170. In addition, as required by the terms of Dr. Burke’s CIC agreement, the vesting of awards previously made to Dr. Burke under Rowan’s 2009 Plan was accelerated to the date of closing of the sale.

Severance Agreement with David P. Russell

On August 12, 2011, we entered into the Severance Agreement with Mr. Russell. Pursuant to the Severance Agreement, Mr. Russell is to receive 24 monthly payments totaling $1,159,532 (which include $239,532 for Mr. Russell’s missed participation in the 401K, pension and SERP benefits). Furthermore, in respect of the 2011 Bonus Plan, Mr. Russell received a lump sum amount in cash as determined by the Committee in an amount of $131,560 based on the 44% pool funded by the Committee multiplied by Mr. Russell’s target value of 65% of $460,000 (his base salary in effect on August 12, 2011). Pursuant to the Severance Agreement, stock options, stock appreciation rights and restricted stock awards granted to Mr. Russell prior to August 12, 2011 will continue to vest on the relevant vesting schedule. On August 12, 2013, any remaining unvested options, stock appreciation rights and restricted stock awards that have not previously been forfeited will immediately vest. Except as otherwise provided in the Severance Agreement, on August 12, 2013, any related accrued dividends will be paid, subject to the terms and provisions of the applicable restricted stock agreements. Mr. Russell has until the earlier of (i) the expiration date of any stock option or stock appreciation right or (ii) August 12, 2015 to exercise any stock option or stock appreciation right. Mr. Russell was also granted participation in the Company’s long-term incentive plan for 2011 at his current target level on the same basis as amounts paid to all other NEOs and received payment for any accrued but unused vacation as of August 12, 2011.

Director Compensation

In 2011, the Committee reviewed all aspects of non-management director compensation and determined that the non-management director compensation was competitive. No adjustments were made to 2011 retainers or equity award values.

Indemnification Agreements

The Company has entered into an indemnification agreement with each of our NEOs and non-management directors (as well as certain other officers of the Company). These agreements provide for us to, among other things, indemnify the individual against certain liabilities that may arise by reason of his or her status or service as a director or officer, to advance expenses incurred as a result of certain proceedings and to cover him or her under our directors’ and officers’ liability insurance policy. These agreements are intended to provide indemnification rights to the fullest extent permitted under Delaware law and under our governing documents.

Accounting for Stock-Based Compensation

On January 1, 2006, the Company began accounting for stock-based compensation including its long-term incentive awards, in accordance with the requirements of SFAS No. 123R, now codified as FASB ASC Topic 718.

Limitation of Deductions

Section 162(m) of the Internal Revenue Code generally limits the deductibility of executive compensation paid to the Company’s NEOs to $1 million per year for federal income tax purposes, but contains an exception for certain performance-based compensation. In making compensation decisions, the Committee considers the potential deductibility of proposed compensation to its executive officers and will continue to do so in the future. In 2011, the Committee made changes to the 2011 Bonus Plan to ensure that it was Section 162(m) compliant. However, the Committee may elect to approve non-deductible compensation arrangements if the Committee believes that such arrangements are in the best interests of the Company and its stockholders.

Role of the Board in Risk Oversight

The Board of Directors requires that an annual assessment of risk be performed and has delegated to the Audit Committee oversight of that process. The enterprise risk management assessment is designed to take a portfolio view of risk and to identify potential events that may affect the Company, manage risks to be within the Company’s risk profile and to provide reasonable assurance regarding the achievement of Company objectives.

Each year, the management team of the Company meets to conduct a thorough assessment of potential risks facing the Company. Risks are rated as to severity and likelihood of threat, and management discusses the efforts in place to mitigate each risk. To the extent the management team believes that mitigation efforts are not sufficient with respect to a significant risk, an initiative to address such risk is identified and assigned to the appropriate management representative. In 2011, management conducted such an assessment and in January 2012, management presented the complete risk assessment to the Audit Committee. The Audit Committee reviewed the report and asked for modifications where it deemed necessary, and then provided a complete report to the Board of Directors.

The Compensation Committee is responsible for risks relating to employment policies and the Company's compensation and benefits systems. To assist it in satisfying these oversight responsibilities, the Compensation Committee has retained its own compensation consultant and meets regularly with management to understand the financial, human resources and shareholder implications of compensation decisions being made.

Summary Compensation Table

The following table summarizes executive compensation received by our NEOs for 2009, 2010 and 2011.

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)(3)	Stock Awards ($)(4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)

W. Matt Ralls, President & CEO (1)	2011	950,000	418,000	1,988,977	1,752,815	—	185,793	14,700	5,310,285
	2010	800,000	842,400	1,979,165	1,411,578	—	200,390	14,700	5,248,233
	2009	800,000	1,134,440	1,500,000	1,410,928	—	63,855	7,350	4,916,573

Thomas P. Burke COO (8)	2011	500,000	205,733	629,984	556,768	—	12,372	1,770,037	3,674,894
	2010	360,000	250,000	—	—	—	—	8,269	618,269
	2009	19,446	—	355,530	—	—	—	—	374,976

Mark A. Keller, EVP, Business Development	2011	415,000	178,035	659,996	579,941	—	320,587	25,617	2,179,176
	2010	375,000	260,000	520,833	452,886	—	199,792	35,192	1,843,703
	2009	350,000	295,000	481,250	452,674	—	126,333	19,588	1,724,845

John L. Buvens, EVP, Legal	2011	360,000	95,040	529,947	467,825	—	457,944	18,450	1,929,206
	2010	330,000	208,000	416,666	351,624	—	254,430	29,700	1,590,420
	2009	318,000	275,000	373,650	351,466	—	150,220	19,288	1,487,624

William H. Wells, SVP & CFO	2011	360,000	95,040	529,947	467,825	—	285,701	19,809	1,758,322
	2010	330,000	208,000	390,646	351,624	—	160,683	29,700	1,470,653
	2009	318,000	265,000	373,650	351,466	—	93,142	19,288	1,420,546

David P. Russell, former EVP, Drilling Operations (9)	2011	460,000	131,560	1,876,157	1,412,068	—	416,615	18,450	4,314,850
	2010	425,000	290,000	677,125	611,688	—	277,602	35,974	2,317,389
	2009	400,000	365,000	650,000	611,394	—	148,715	25,211	2,200,320

(1)	Mr. Ralls joined the Company in December 2008 and became President and CEO effective January 1, 2009.
(2)	Amounts reflect annual salaries effective April 1 of the year indicated, except for Dr. Burke, with the 2009 amount reflecting base wages earned in that period and the 2011 amount reflecting his annual salary effective as of July 28, 2011 when he was hired as Chief Operating Officer.
(3)	Amounts shown for bonus awards reflect amounts earned for performance in that year, and are generally paid in March of the following year. Dr. Burke’s 2011 bonus amount includes a payment (i) in June 2011 of $123,233 under the LeTourneau bonus plan which reflects a payout at the target level, pro-rated for his months of service with LeTourneau and (ii) in March 2012 of $82,500 under the 2011 Bonus Plan, pro-rated for the period from July 2011 to the end of 2011.
(4)	Amounts reflect aggregate grant-date fair values for restricted stock awards and performance share targets, which are computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in calculating the grant-date fair values is set forth in Note 8 of the Notes to Consolidated Financial Statements of the Form 10-K filed with the SEC on February 28, 2012. For 2011, each of the following restricted stock awards was valued at $42.21 per share: Ralls — 47,121 shares; Burke — 14,925 shares; Keller — 15,636 shares; Buvens — 12,555 shares; Wells — 12,555 shares; and Russell — 20,610 shares. Dr. Burke’s 2011 restricted stock reflects a pro-rated grant for the period from July 2011 to the end of 2011. For 2011, Mr. Russell's grant of 30,072 restricted shares was valued at $33.46 per share. For 2010, each of the following restricted stock awards was valued at $27.80 per share: Ralls — 71,193 shares; Russell — 24,357 shares; Keller — 18,735 shares; Buvens — 14,988 shares; and Wells — 14,052 shares. For 2009, each of the following restricted stock awards was valued at $16.69 per share: Ralls — 89,874 shares; Russell — 38,946 shares; Keller — 28,836 shares; Buvens — 22,389 shares; and Wells — 22,389 shares. For 2009, Dr. Burke was granted 15,000 restricted shares in December 2009 when he joined the Company, valued at $23.70 per share.

(5)	Amounts for each year reflect grant-date fair values for such awards, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in calculating the grant-date fair values is set forth in Note 8 of the Notes to Consolidated Financial Statements of the Form 10-K filed with the SEC on February 28, 2012. For 2011, each of the following SAR awards was valued at $20.82 per share: Ralls — 84,189 shares; Burke — 26,742 shares; Keller — 27,855 shares; Buvens — 22,470 shares; Wells — 22,470 shares; and Russell — 36,831 shares. Dr. Burke’s 2011 SARs reflect a pro-rated grant for the period from July 2011 to the end of 2011. For 2011, Mr. Russell's 50,292 SARs award was valued at $12.83 per share. The 2010 SAR awards were valued at $14.00 per share: Ralls — 100,827 shares; Russell — 43,692 shares; Keller — 32,349 shares; Buvens — 25,116 shares; and Wells — 25,116 shares. The 2009 SAR awards were valued at $9.03 per share: Ralls — 156,249 shares; Russell — 67,707 shares; Keller — 50,130 shares; Buvens — 38,922 shares; and Wells — 38,922 shares.
(6)	Amounts reflect the aggregate increase during the applicable year in the actuarial present value of accumulated retirement plan benefits. The Company does not have a non-qualified deferred compensation plan. See pages 25 and 26 for further information regarding NEO retirement benefits.
(7)	All other compensation for 2011 included the following amounts:

Name	Company Contributions to Savings Plan (a)	Personal Use of Company Vehicle or Allowance (b)	Club Membership (c)	Reimbursement of Life Insurance	Executive Physical	Termination Payment	Total
Ralls	$14,700	-	-	-	-	-	$14,700
Burke	$14,599	-	-	$1,268	-	$1,754,170	$1,770,037
Keller	$14,700	-	$10,917	-	-	-	$25,617
Buvens	$14,700	$3,750	-	-	-	-	$18,450
Wells	$14,700	$3,750	-	-	$1,359	-	$19,809
Russell	$14,700	$3,750	-	-	-	-	$18,450

(a)	Amounts reflect matching contributions made on behalf of each NEO in 2011 to the Savings Plan. Amount for Dr. Burke reflects matching contributions made on behalf of Dr. Burke to the LeTourneau Savings & Investment Plan during 2011.

(b)	For Mr. Buvens, Wells and Russell, amount reflects the car allowance received in 2011. None of the other NEOs received a car allowance. Effective April 1, 2011, all car allowances were converted to base salary adjustments and no car allowances were provided thereafter.

(c)	Amounts reflect payments made on behalf of or reimbursements made during 2011 for membership to a country club. Used primarily for business. The entire amount has been included, although we believe that only a portion of this cost represents a perquisite.

For Dr. Burke, other compensation also includes a payment of $1,754,170 upon a change in control for the settlement of RSUs and SARs granted under the LeTourneau long-term incentive plan.

(8)	As of July 28, 2011, Dr. Burke was promoted to the position of Chief Operating Officer. Dr. Burke, who joined the Company in December 2009, previously served as the President and Chief Executive Officer of the Company's manufacturing subsidiary, LeTourneau Technologies, Inc., which was sold in June 2011.
(9)	Effective August 12, 2011, Mr. Russell resigned from his position as Executive Vice President of Drilling Operations. In conjunction with his departure from the Company, we entered into the Severance Agreement with him and the amounts we will pay to Mr. Russell in connection with his resignation are discussed under the heading “Severance Agreement With David P. Russell.”

2011 Grants of Plan-Based Awards

The following table shows potential non-equity incentive award payouts and grants of restricted stock and SARs during 2011 to our NEOs.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards	All Other Option/ Awards (number of	Grant-Date Fair Value of Stock and Option
Name	Grant Date	Threshold($)	Target($)	Maximum($)	Threshold (#)	Target (# shares)	Maximum (# Shares)	(number of shares of stock) (2)	securities underlying options)(3)	Awards ($ per share)(4)
Ralls	02/25/2011	0	$950,000	$1,900,000	-	-	-	47,121	84,189	42.21/20.82
Burke	02/25/2011	0	$375,000	$1,000,000	-	-	-	14,925	26,742	42.21/20.82
Keller	02/25/2011	0	$269,750	$830,000	-	-	-	15,636	27,855	42.21/20.82
Buvens	02/25/2011	0	$216,000	$720,000	-	-	-	12,555	22,470	42.21/20.82
Wells	02/25/2011	0	$216,000	$720,000	-	-	-	12,555	22,470	42.21/20.82
Russell	02/25/2011	0	$299,000	$920,000	-	-	-	20,610	36,831	42.21/20.82
Russell	08/12/2011	-	-	-	-	-	-	30,072	50,292	33.46/12.83

(1)	Reflects the range of bonus that potentially could have been earned during 2011 based upon the achievement of performance goals under our 2011 Bonus Plan. The amounts actually earned in 2011 were paid in March 2012 and are reflected in the Summary Compensation Table on page 21.
(2)	Reflects the number of shares of restricted stock granted during 2011 to our NEOs under our 2009 Plan. The awards to our NEOs, other than the grant of restricted stock to Mr. Russell on August 12, 2011 in connection with his severance, vest pro rata over three years. Mr. Russell's 30,072 shares of restricted stock, which were granted upon his severance, vest one-third on March 7, 2013 and the remainder on August 12, 2013 so long as Mr. Russell is in compliance with his severance agreement.
(3)	Reflects the number of SARs awarded during 2011 to our NEOs under our 2009 Plan. The SARs for our NEOs, other than the grant of SARs to Mr. Russell on August 12, 2011 in connection with his severance, are exercisable at $42.21 per share and vest pro rata over three years. Mr. Russell's 50,292 SARs, which were granted upon his severance, are exercisable at $33.46 and vest one-third on March 7, 2013 and the remainder on August 12, 2013 so long as Mr. Russell is in compliance with the terms of his severance agreement.
(4)	The dollar values disclosed in this column are the grant date per-share fair values computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair values are set forth in Note 8 of the Notes to Consolidated Financial Statements of the original Form 10-K filed with the SEC on February 28, 2012.

Outstanding Equity Awards at December 31, 2011

The following table shows the number of shares underlying unexercised stock options and SARs and the number of shares and value of unvested restricted stock outstanding on December 31, 2011 for our NEOs.

	Option/SAR Awards(1)				Stock Awards
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Option Exercise Prices($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares That Have Not Vested ($)
Ralls	100,000	-	$15.31	12/2/2018	124,541	$4,347,726	-	-
	104,166	52,083	$17.39	5/4/2019
	33,609	67,218	$27.80	3/4/2020
		84,189	$42.21	2/25/2021

Burke	26,742	-	$42.21	2/25/2021	-	-	-	-

Keller	3,350	-	$6.19	4/25/2013	37,738	$1,317,434	-	-
	6,700	-	$21.19	4/25/2013
	55,000	-	$25.27	7/21/2014
	14,600	-	$24.98	5/17/2015
	6,372	-	$43.85	4/28/2016
	33,420	16,710	$17.39	5/4/2019
	10,783	21,566	$27.80	3/4/2020
	-	27,855	$42.21	2/25/2021

Buvens	55,000	-	$25.27	7/21/2014	30,010	$1,047,649	-	-
	14,600	-	$24.98	5/17/2015
	6,372	-	$43.85	4/28/2016
	25,948	12,974	$17.39	5/4/2019
	8,372	16,744	$27.80	3/4/2020
	-	22,470	$42.21	2/25/2021

Wells	25,000	-	$25.27	7/21/2014	29,386	$1,025,865	-	-
	11,700	-	$24.98	5/17/2015
	6,258	-	$43.85	4/28/2016
	25,948	12,974	$17.39	5/4/2019
	8,372	16,744	$27.80	3/4/2020
	-	22,470	$42.21	2/25/2021

Russell	3,350	-	$21.19	4/25/2013	79,902	$2,789,379	-	-
	10,000	-	$25.27	7/21/2014
	13,100	-	$24.98	5/17/2015
	6,372	-	$43.85	8/12/2015
	45,138	22,569	$17.39	8/12/2015
	14,564	29,128	$27.80	8/12/2015
	-	36,831	$42.21	8/12/2015
	-	50,292	$33.46	8/12/2015

_____________________________________________________________________

(1)	Amounts reflect outstanding stock options or SARs granted between April 25, 2003 and August 12, 2011 under the Company’s equity plans. Stock options and SARs generally become exercisable pro rata over a three- or four-year service period, and all options or SARs not exercised expire ten years after the date of grant, except Mr. Ralls’ 2008 stock option grant, which has a three-year cliff vesting, and Mr. Russell’s unexercised awards, which expire August 12, 2015.

(2)	The amounts set forth in this column equal the number of shares indicated multiplied by the closing price of Rowan common stock of $30.33 on December 30, 2011, the last business day of 2011.

2011 Option Exercises and Stock Vested

The following table shows the number and value of stock options exercised and stock vested during 2011 for our NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Ralls	-	-	53,689	2,155,192
Burke	-	-	29,925	1,119,794
Keller	12,473	371,758	18,706	754,628
Buvens	6,700	141,705	14,671	592,235
Wells	5,025	106,279	14,359	578,832
Russell (3)	-	-	24,949	1,005,654

(1)

The amounts set forth in this column equal the number of shares of stock acquired upon exercise during 2011 multiplied by the difference between the option exercise price and closing price of Rowan common stock on the dates of exercise.

(2)

The amounts set forth in this column equal the number of shares of restricted stock and performance-based stock awards that vested during 2011 multiplied by the closing price of Rowan common stock on the date of vesting.

(3)	Mr. Russell resigned as an executive officer on July 28, 2011. Information is as of May 9, 2011, the date of Mr. Russell’s most recent Form 4.

Equity Compensation Plans Not Approved by Security Holders

There are no equity compensation plans that have not been approved by our stockholders.

Pension Benefits Table

The table below shows the present value of accumulated benefit for each NEO at December 31, 2011. We have provided the present value of accumulated benefits at December 31, 2011 using a discount rate of 4.59% for the Rowan Pension Plan and 4.41% for the Rowan benefit restoration plan (“SERP”).

	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit($)	Payments During Last Fiscal Year($)
Ralls	Rowan Pension	3	41,204	0
	Rowan SERP	3	411,848	0
Burke	Rowan Pension	1	12,372	0
	Rowan SERP	1	0	0
Keller	Rowan Pension	19	1,138,639	0
	Rowan SERP	19	504,680	0
Buvens	Rowan Pension	31	1,691,797	0
	Rowan SERP	31	536,421	0
Wells	Rowan Pension	17	763,433	0
	Rowan SERP	17	264,617	0
Russell	Rowan Pension	27	1,291,228	0
	Rowan SERP	27	519,429	0

Potential Post-Employment Payment Table

The following table reflects benefits payable in the event of voluntary termination, involuntary termination or a change in control as if the termination date were December 31, 2011 under the Company’s pension plans and SERPs:

	Plan name	Age at 12/31/2011	Frozen Plan benefit monthly annuity – starting age 60	Frozen Plan benefit monthly annuity – Starting January 1, 2011	Cash balance lump sum – starting age 60	Cash balance lump sum – starting January 1, 2012
Ralls	Rowan Pension	62.49	N/A	N/A	$41,204	$41,204
	Rowan SERP	62.49	N/A	N/A	411,848	411,848
Burke	Rowan Pension	44.27	N/A	N/A	25,062	11,458
	Rowan SERP	44.27	N/A	N/A	0	0
Keller	Rowan Pension	59.61	$5,459	$5,345	88,889	87,792
	Rowan SERP	59.61	1,542	1,510	188,213	185,890
Buvens	Rowan Pension	55.97	9,088	7,232	130,046	106,604
	Rowan SERP	55.97	1,883	1,498	215,644	176.774
Wells	Rowan Pension	49.69	4,741	2,294	114,793	68,979
	Rowan SERP	49.69	789	382	216,544	130,122
Russell (1)	Rowan Pension	N/A	N/A	N/A	N/A	N/A
	Rowan SERP	N/A	N/A	N/A	N/A	N/A

________________

(1)  Potential post-employment benefits are not applicable for Mr. Russell due to his termination during 2011.

DIRECTOR COMPENSATION

The Board approved the following 2011 annual compensation for our non-management directors, plus reimbursement for reasonable expenses:

2011 Cash Annual Retainer
Board of Directors	$70,000
Chairman (additional retainer)	$100,000(1)
HSE and NCG Committee Chairs	$10,000
Audit and Compensation Committee Chairs	$15,000

(1) Effective January 1, 2012, the Board approved an increase in the Chairman's 2012 annual retainer to $150,000.

In addition, on the date of the last annual meeting in 2011, each director received restricted stock units (“RSUs”) under the 2009 Rowan Companies Inc. Incentive Plan (the “2009 Plan”) equal in value to $140,000. Such RSUs vest on the earlier of the first anniversary date of the grant (April 28, 2012) or the date of the next annual meeting, and are settled upon termination of service from the Board. Newly elected outside directors receive RSUs with a value of $25,000 upon election. Directors do not receive meeting fees.

In 2011, our non-management directors received the compensation shown below, plus reimbursement for reasonable travel expenses. Mr. Ralls is an employee of the Company and does not receive any additional compensation for serving as a director.

Name	Fees Earned in Cash($)(1)	Stock Awards(2)(3)($)	Total($)
R. G. Croyle	70,000	140,015	210,015
William T. Fox III	85,000	140,015	225,015
Sir Graham Hearne	80,000	140,015	220,015
Thomas R. Hix	70,000	140,015	210,015
Robert E. Kramek	70,000	140,015	210,015
Frederick R. Lausen	70,000	140,015	210,015
H. E. Lentz	170,000	140,015	310,015
Lord Moynihan	80,000	140,015	220,015
Suzanne P. Nimocks	70,000	140,015	210,015
P. Dexter Peacock	85,000	140,015	225,015
John J. Quicke	70,000	140,015	210,015

(1)	Amounts reflect retainers earned in 2011.
(2)

The amount in the table reflects the aggregate grant date fair value related to the 2011 grants based upon the number of RSUs awarded and the fair market value of Rowan common stock on the grant date calculated in accordance with FASB ASC Topic 718. We account for RSU awards as a “liability” award under ASC 718. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 8 of the Notes to Consolidated Financial Statements of the original Form 10-K filed with the SEC on February 28, 2012. The aggregate number of RSUs held by each director is shown in “Security Ownership of Certain Beneficial Owners and Management” below.

(3)	No amounts were expensed in 2011 in connection with stock option awards. We have not issued stock options to non-employee directors since 2004 and all outstanding options are fully vested. The aggregate number of stock options held by each director is shown in “Security Ownership of Certain Beneficial Owners and Management” below.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, as provided below, with management. Based on its review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s 2012 proxy statement.

The Compensation Committee of the Board of Directors Thomas R. Hix, Chairman Sir Graham Hearne H. E. Lentz John J. Quicke Suzanne P. Nimocks April 9, 2012

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year ended December 31, 2011, the Compensation Committee consisted of Messrs. Peacock (Chair), Hearne, Hix, Lentz, Nimocks and Quicke, all of whom were independent non-management directors. None of the Compensation Committee members has served as an officer or employee of the Company, and none of the Company’s executive officers has served as a member of a compensation committee or board of directors of any other entity which has an executive officer serving as a member of the Company’s Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following tables show the beneficial ownership of outstanding shares of our common stock as of April 17, 2012 (based upon 124,179,965 shares outstanding as of that date) for the following persons:

•	Each director or nominee;

•	Our principal executive officer, our principal financial officer and the other three highest paid officers of the Company, in addition to D. P. Russell who resigned as an executive officer of the Company on July 28, 2011; and

•	All of our directors and executive officers as a group.

For our directors and officers, the information includes shares that they could acquire through June 16, 2012 by the exercise of stock options or stock appreciation rights (“SARs”) or shares of restricted stock or RSUs that would otherwise vest by that date. As of April 17, 2012, none of the shares shown below were pledged. Unless otherwise indicated, each individual has sole voting and dispositive power with respect to the shares shown below. None of the officers or directors owns one percent or more of our common stock.

	Restricted (1)	Shares	Savings Plan (2)	Options/ SARs (3)	Aggregate Beneficial Ownership	Percent of Class (4)
Directors:
R. G. Croyle	18,015	21,958	-	-	39,973	*
William T. Fox III	25,057	9,000	-	6,000	40,057	*
Sir Graham Hearne	21,890	1,000	-	10,000	32,890	*
Thomas R. Hix	11,888	-	-	-	11,888	*
H. E. Lentz	25,057	39,000	-	6,000	70,057	*
Lord Moynihan (5)	25,057	7,000	-	6,000	38,057	*
Suzanne P. Nimocks	4,157	-	-	-	4,157	*
P. Dexter Peacock	21,890	5,505	-	5,000	32,395	*
John J. Quicke	11,888	1,000	-	-	12,888	*
W. Matt Ralls	172,985	81,075	-	184,249	438,309	*
Other NEOs:
Thomas P. Burke	29,736	15,707	-	-	45,443	*
M. A. Keller	50,047	120,751	4,449	113,052	288,299	*
J. L. Buvens	38,274	64,169	-	96,959	199,402	*
W. H. Wells (6)	37,962	45,921	13,228	63,945	161,056	*
All Directors and Executive Officers as a group (17 persons)	569,468	474,150	20,044	514,439	1,578,101	1.27%
D. P. Russell (7)	64,913	43,875	10,352	69,330	188,470	*

* Ownership of less than 1 percent of our common stock.

(1) For each of our non-employee directors, amounts shown are RSUs that may be converted to cash or stock upon a director’s termination of service from the Board. For each of our officers, amounts shown are shares of restricted stock over which such officer currently has voting power but not dispositive power.

(2) As of March 31, 2011, Savings Plan participants have sole voting power and limited dispositive power over such shares.

(3) The number of shares issuable under SARs is based on the average of the high and low stock price on April 17, 2012 of $32.94.

(4) Based on 124,179,965 outstanding shares of common stock on April 17, 2012.

(5) Shares held by Lord Moynihan include 3,000 shares held indirectly through a pension trust.

(6) Does not include 200 shares held by Mr. Wells’ father-in-law; Mr. Wells disclaims beneficial ownership of such shares.

(7) Mr. Russell resigned as an executive officer on July 28, 2011. Beneficial ownership information is as of May 9, 2011, the date of filing of Mr. Russell’s most recent Form 4, plus 30,072 shares of restricted stock granted to Mr. Russell on August 12, 2011 pursuant to his severance agreement.

As of April 17, 2012, the Company did not know of any person who beneficially owned in excess of 5% of the Company’s outstanding shares of common stock, except as set forth in the table below:

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class (1)
BlackRock, Inc. (2)	10,731,399	8.64%
40 East 52nd Street
New York, NY 10022
FMR LLC (3)	8,575,730	6.91%
82 Devonshire Street
Boston, Massachusetts 02109
The Vanguard Group, Inc. (4)	6,724,310	5.42%
100 Vanguard Boulevard
Malvern, PA 19355
First Pacific Advisors, LLC (5)	6,719,900	5.41%
11400 West Olympic Boulevard, Suite 1200
Los Angeles, CA 90064
State Street Corporation (6)	6,224,600	5.01%
State Street Financial Center
One Lincoln Street
Boston, MA 02111

(1)	Based on 124,179,965 outstanding shares of common stock as of April 17, 2012.
(2)

As reported on Schedule 13G/A (filed with the SEC on February 10, 2012) by BlackRock, Inc. and certain of its subsidiaries. BlackRock reports sole investment and sole dispositive power over all shares reported above.

(3)

As reported on Schedule 13G (filed with the SEC on February 14, 2012) by FMR LLC, a parent holding company. FMR LLC is the beneficial owner of all 8,575,730 shares, has sole dispositive power over all 8,575,730 shares and has sole voting power over 1,928,990 shares. Edward C. Johnson III serves as Chairman of FMR LLC. Members of the Edward C. Johnson III family own shares representing approximately 49 percent of the voting power of FMR LLC. Mr. Johnson and members of his family may be deemed to form a controlling group with respect to the common voting stock of FMR LLC. Of these 8,575,730 shares, 6,638,140 shares are beneficially owned by Fidelity Management & Research Company, an investment advisor and a wholly owned subsidiary of FMR LLC; 40,217 shares are beneficially owned by Fidelity Management Trust Company, a bank as defined in Section 3(a)(6) of the Exchange Act and wholly owned subsidiary of FMR LLC; 4,340 shares are beneficially owned by Strategic Advisers, Inc., an investment advisor and wholly owned subsidiary of FMR LLC; 23,610 shares are beneficially owned by Pyramis Global Advisors, LLC, an investment advisor and indirect wholly owned subsidiary of FMR LLC; and 1,177,990 shares are beneficially owned by Pyramis Global Advisors Trust Company, a bank as defined in Section 3(a)(6) of the Exchange Act. FIL Limited (“FIL”), Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL, which is a qualified institution under Section 13(d)(1) of the Exchange Act, is the beneficial owner of 691,433 shares. Partnerships controlled predominantly by members of the family of Edward C. Johnson 3d, Chairman of FMR LLC and FIL, or trusts for their benefit, own shares of FIL voting stock. While the percentage of total voting power represented by these shares may fluctuate as a result of changes in the total number of shares of FIL voting stock outstanding from time to time, it normally represents more than 25 percent and less than 50 percent of the total votes which may be cast by all holders of FIL voting stock. FMR LLC and FIL are separate and independent corporate entities, and their Boards of Directors are generally composed of different individuals. FMR LLC and FIL are of the view that they are not acting as a “group” for purposes of Section 13(d) of the Exchange Act.

30

(4)

As reported on Schedule 13G (filed with the SEC on February 10, 2012) by The Vanguard Group, Inc. and certain of its subsidiaries (“Vanguard”). Vanguard reports sole voting power over 176,624 shares, sole dispositive power over 6,547,686 shares and shared dispositive power over 176,624 shares.

(5)

As reported on Schedule 13G (filed with the SEC on February 14, 2012) by First Pacific Advisors, LLC (“FPA”), Robert L. Rodriguez, Managing Member of FPA, J. Richard Atwood, Managing Member of FPA and Steven T. Romick, Managing Member of FPA. FPA, in its capacity as investment advisor to its various clients, may be deemed to be the beneficial owner of the shares reported above, as in its capacity as investment advisor it has shared voting power over 2,763,500 shares and the power to dispose or direct the disposition of all shares of the issuer owned by its clients. Each of Messrs. Rodriguez, Atwood and Romick, as part-owners and Managing Members of FPA, is a controlling person of FPA and may be deemed to beneficially own such shares, and each disclaims beneficial ownership of such shares.

(6)	As reported on Schedule 13G (filed with the SEC on February 13, 2012) by State Street Corporation, acting in various fiduciary capacities. The reporting person has shared voting and dispositive power of the shares reported above, and disclaims beneficial ownership of such shares.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued under equity compensation plans as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	800,687	$21.84	1,812,587
Equity compensation plans not approved by security holders	–	–	–
Total	800,687	$21.84	1,812,587

(1)	The number of securities to be issued includes (i) 559,205 options and 241,482 shares issuable under outstanding SARs (see note (2) below).

(2)	The weighted-average exercise price in column (b) is based on (i) 559,205 shares under outstanding options with a weighted average exercise price of $23.26 per share, and (ii) 241,482 shares of stock that would be issuable in connection with 1,188,435 stock appreciation rights (SARs) outstanding at December 31, 2011. The number of shares issuable under SARs is equal in value to the excess of the Rowan stock price on the date of exercise over the exercise price. The number of shares under SARs included in column (a) was based on a December 31, 2011 closing stock price of $30.33 and a weighted-average exercise price of $27.47 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

All transactions with related parties must be made in compliance with the Sarbanes-Oxley Act and our Code of Business Conduct and Ethics. Such transactions must have a legitimate business purpose, and must be on terms no less favorable to us than could be obtained from unrelated third parties. Each year, directors, officers and certain employees are required to complete a questionnaire regarding conflicts of interest, including related party transactions, and to provide such information to our compliance officer. In addition, pursuant to our Code of Business Conduct and Ethics policy, all directors, officers and employees must report any actual or potential conflicts of interest to our compliance officer. Our compliance officer reports such matters to our Audit Committee for further review, with consultation with the Board if warranted. Each of the transactions discussed below was reviewed by the Audit Committee and approved by the Board of Directors.

The Company employs an individual who is related to one of our NEOs. Since October 2008, Mr. Matt G. Keller, who is the brother of Mr. Mark A. Keller, our Executive Vice President—Business Development, has served as a sales and marketing manager. Matt G. Keller previously served as the manager of certain of our properties used for business entertainment (from August 2006 until October 2008) and as a vice president of one of our manufacturing subsidiaries (from January 2002 to August 2006). In 2011, he received approximately $158,480 in cash compensation (including approximately $140,000 in base wages and $18,480 in bonus) plus a grant of restricted shares valued at approximately $76,635 on the 2011 grant date.

From time to time, the Company has purchased equipment and related services in the ordinary course of business from S&N Pump Co. ("S&N"). S&N was previously owned and operated by the family of the brother-in-law of Mr. Buvens, our Executive Vice President, Legal, prior to the sale of S&N in 2010. S&N currently employs the sister and brother-in-law of Mr. Buvens, but Mr. Buvens had no role in purchases by the Company from S&N. The Company believes the amounts paid to S&N for equipment and services purchased were reasonable and reflected prices comparable to those charged by S&N to third parties for similar equipment and services. In 2010 and 2011, S&N sold the Company equipment totaling approximately $1.5 million (approximately 4.2% of S&N sales) and $3.9 million (approximately 9.1% of S&N sales), respectively.

Director Independence

The Board undertakes its annual review of director independence in the first quarter of each year. During the review, the Board considers transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates, including the relationship reported below. The purpose of this review is to determine whether any relationships or transactions existed that were inconsistent with a determination that the director is independent. Certain of our directors serve on boards of directors of, or own minor interests in, companies we do business with, either as a customer or vendor. The Board reviewed the types of transactions, dollar amounts and significance to the Company of each relationship. The Board affirmatively determined that the transactions between the Company and those entities were not material to either party. As a result of this review, the Board affirmatively determined that all of the directors are independent of the Company and its management, with the exception of Mr. Ralls, our Chief Executive Officer.

Mr. Peacock, a director of the Company, is Of Counsel to, and his son is a partner of, Andrews Kurth LLP, a law firm from which Mr. Peacock retired as a partner in 1997. The Company seeks legal advice from many different law firms and sometimes relies on Andrews Kurth for corporate and securities law matters. During 2011, we paid Andrews Kurth approximately $531,000 in legal fees, which the Company believes reflected market rates for services rendered. During 2011, the Company received legal services from over forty law firms around the world. By fees paid, Andrews Kurth ranked approximately sixth among such firms. In addition, the Company believes such fees represented less than one fourth of one percent (1/4 of 1%) of the law firm’s 2011 revenues. The engagement of Andrews Kurth was approved by the Board of Directors. Mr. Peacock is paid a fixed amount of $100,000 in an annual stipend as Of Counsel to the firm. Mr. Peacock does not actively practice law or participate in the earnings of the firm, and is not eligible for bonuses or other incentive payments from the firm.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has appointed Deloitte & Touche LLP as the Company’s independent auditor for the fiscal year ending December 31, 2012, subject to stockholder ratification.

The Audit Committee approves Deloitte’s audit and non-audit services in advance as required under Sarbanes-Oxley and SEC rules. Before the commencement of each fiscal year, the Audit Committee appoints the independent auditor to perform audit services that the Company expects to be performed for the fiscal year and appoints the auditor to perform audit-related, tax and other permitted non-audit services. In addition, the Audit Committee approves the terms of the engagement letter to be entered into by the Company with the independent auditor. The Audit Committee has also delegated to its Chairman the authority, from time to time, to pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company’s independent auditors and associated fees, provided that the Chairman shall report any decisions to pre-approve such audit-related and non-audit services and fees to the full Audit Committee at its next regular meeting.

The table below sets forth the fees paid to Deloitte & Touche LLP over the past two years. All such audit, audit-related and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by Deloitte & Touche LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Fees billed by Deloitte & Touche LLP in 2010 and 2011 were as follows:

	2011	2010
Audit fees (a)	$1,959,983	$2,047,157
Audit-related fees (b)	502,455	653,761
Tax fees (c)	2,913,646	845,449
All other fees	-	-
Total	$5,376,084	$3,546,367

____________

(a)	Fees for audit services billed in 2010 and 2011 consisted of:

•	Audit of the Company’s annual financial statements;

•	Reviews of the Company’s quarterly financial statements;

•	Statutory audits;

•	Services related to SEC matters; and

•	Attestation of management’s internal controls, as required by Section 404 of the Sarbanes-Oxley Act.

(b)	Fees for audit-related services billed in 2010 consisted of a separate financial audit of the Company’s manufacturing business, assistance with the Company’s acquisition of Skeie Drilling and Production AS, and subscriptions to an online technical library. Fees for audit-related services billed in 2011 consisted of the separate financial audit of the Company's manufacturing business and assistance with the sale of the Company's manufacturing and land business.

(c)	Fees for tax services billed in 2010 and 2011 consisted of tax compliance and tax planning advice. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements

No financial statements or schedules are filed with this report on Form 10-K/A.

(2) Financial Statement Schedules

No financial statements or schedules are filed with this report on Form 10-K/A.

(3) Exhibits

The exhibits of the Company are listed below under Item 15(b).

(b) Exhibits:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROWAN COMPANIES, INC.
(Registrant)

By: /s/ W. Matt Ralls
W. Matt Ralls
President and Chief Executive officer

Date: April 30, 2012

