Form 10-Q
period 2012-03-31
ROWAN COMPANIES INC
filed 2012-05-02
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

ROWAN COMPANIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$342,514	$438,853
Restricted cash	10,621	-
Receivables - trade and other	331,316	283,592
Prepaid expenses and other current assets	38,497	44,586
Deferred tax assets - net	28,416	27,023
Assets of discontinued operations	25,339	27,661
Total current assets	776,703	821,715

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	6,521,834	6,179,587
Construction in progress	480,062	711,558
Other property and equipment	133,959	138,177
Property, plant and equipment - gross	7,135,855	7,029,322
Less accumulated depreciation and amortization	1,409,070	1,350,609
Property, plant and equipment - net	5,726,785	5,678,713

Other assets	97,798	97,417

TOTAL ASSETS	$6,601,286	$6,597,845

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except shares)
(Unaudited)

	March 31,	December 31,
	2012	2011
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$226,141	$45,023
Accounts payable - trade	87,875	111,082
Deferred revenues	36,370	36,220
Accrued pension and other postretirement benefits	33,180	55,244
Accrued compensation and related employee costs	30,231	31,205
Accrued income taxes	12,926	9,878
Accrued interest	10,968	25,477
Other current liabilities	13,077	9,237
Liabilities of discontinued operations	21,254	25,005
Total current liabilities	472,022	348,371

Long-term debt - less current maturities	896,057	1,089,335
Other liabilities	373,981	357,709
Deferred income taxes - net	477,699	476,443
Commitments and contingent liabilities (Note 6)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, issuable in series:
Series A Junior Preferred Stock, 1,500,000 shares authorized, none issued	-	-
Common stock, $0.125 par value, 150,000,000 shares authorized; 127,583,625 shares and
127,577,530 shares issued at March 31, 2012 and December 31, 2011, respectively	15,948	15,947
Additional paid-in capital	1,463,572	1,478,233
Retained earnings	3,235,879	3,186,362
Cost of 3,441,571 and 3,996,465 treasury shares, respectively	(111,590)	(128,884)
Accumulated other comprehensive loss	(222,282)	(225,671)
Total stockholders' equity	4,381,527	4,325,987

TOTAL LIABILITIES AND EQUITY	$6,601,286	$6,597,845

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

REVENUES	$333,477	$205,966

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	182,139	111,274
Depreciation and amortization	58,966	38,154
Selling, general and administrative	23,056	20,814
Gain on disposals of property and equipment	(56)	(31)
Material charges and other operating expenses	4,571	-
Total costs and expenses	268,676	170,211

INCOME FROM OPERATIONS	64,801	35,755

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(11,257)	(5,319)
Interest income	114	29
Other - net	1,337	(1,084)
Total other income (expense) - net	(9,806)	(6,374)

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	54,995	29,381
Provision (benefit) for income taxes	(504)	2,586

NET INCOME FROM CONTINUING OPERATIONS	55,499	26,795

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net of tax	(5,982)	5,277

NET INCOME	$49,517	$32,072

INCOME (LOSS) PER SHARE - BASIC:
Income from continuing operations	$0.45	$0.21
Discontinued operations	$(0.05)	$0.04
Net income	$0.40	$0.26

INCOME (LOSS) PER SHARE - DILUTED:
Income from continuing operations	$0.45	$0.21
Discontinued operations	$(0.05)	$0.04
Net income	$0.40	$0.25

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)

NET INCOME	$49,517	$32,072

Other comprehensive income, net of tax:
Pension and other postretirement benefit adjustments, net of income taxes of $1,825:
Amortization of net loss	4,087	-
Amortization of transition obligation	77	-
Amortization of prior service cost	(775)	-

OTHER COMPREHENSIVE INCOME	3,389	-

COMPREHENSIVE INCOME	$52,906	$32,072

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2012	2011

CASH PROVIDED BY (USED IN) OPERATIONS:
Net income	$49,517	$32,072
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	58,966	49,366
Deferred income taxes	(137)	863
Provision for pension and postretirement benefits	7,571	8,301
Stock-based compensation expense	5,165	4,910
Gain on disposals of property, plant and equipment	(56)	(2,014)
Postretirement benefit claims paid	(738)	(679)
Contributions to pension plans	(22,542)	(27,369)
Asset impairment charges	2,896	-
Changes in current assets and liabilities:
Receivables - trade and other	(43,448)	36,044
Inventories	-	(48,111)
Prepaid expenses and other current assets	9,231	22,358
Accounts payable	(4,864)	42,210
Accrued income taxes	2,772	561
Deferred revenues	150	16,306
Billings in excess of costs and estimated profits on uncompleted contracts	-	11,489
Other current liabilities	(14,279)	(38,042)
Net changes in other noncurrent assets and liabilities	13,077	5,605
Net cash provided by operations	63,281	113,870

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(138,105)	(361,140)
(Increase) decrease in restricted cash	(10,621)	425
Proceeds from disposals of property, plant and equipment	928	2,704
Net cash used in investing activities	(147,798)	(358,011)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	(12,312)	(12,329)
Excess tax benefits from stock-based compensation	276	864
Proceeds from stock options and other	214	7,781
Net cash used in financing activities	(11,822)	(3,684)

DECREASE IN CASH AND CASH EQUIVALENTS	(96,339)	(247,825)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	438,853	437,479
CASH AND CASH EQUIVALENTS, END OF PERIOD	$342,514	$189,654

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders' equity

Balance, December 31, 2010	126,294	$15,794	$1,433,999	$2,449,521	$(1,509)	$(145,495)	$3,752,310
Stock issued under share-based compensation plans	728	91	7,690	-	(302)	-	7,479
Stock-based compensation	-	-	4,465	-	-	-	4,465
Excess tax benefit from stock-based compensation plans	-	-	864	-	-	-	864
Net income	-	-	-	32,072	-	-	32,072
Balance, March 31, 2011	127,022	$15,885	$1,447,018	$2,481,593	$(1,811)	$(145,495)	$3,797,190

Balance, December 31, 2011	123,581	$15,947	$1,478,233	$3,186,362	$(128,884)	$(225,671)	$4,325,987
Stock issued under share-based compensation plans	561	1	(19,609)	-	17,294	-	(2,314)
Stock-based compensation	-	-	4,672	-	-	-	4,672
Excess tax benefit from stock-based compensation plans	-	-	276	-	-	-	276
Retirement benefit adjustments, net of taxes of $1,825	-	-	-	-	-	3,389	3,389
Net income	-	-	-	49,517	-	-	49,517
Balance, March 31, 2012	124,142	$15,948	$1,463,572	$3,235,879	$(111,590)	$(222,282)	$4,381,527

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations and Basis of Presentation

Rowan Companies, Inc., together with its subsidiaries (hereafter referred to as “Rowan” or the “Company”) is a major provider of international and domestic offshore oil and gas contract drilling services and provides its services utilizing a fleet of 31 self-elevating mobile offshore “jack-up” drilling units.  The Company’s primary focus is on high-specification and premium jack-up rigs, which its customers use for exploratory and development drilling and, in certain areas, well workover operations.  Additionally, the Company has three ultra-deepwater drillships under construction, the first of which is scheduled for delivery in late 2013.

Rowan conducts offshore drilling operations in various markets throughout the world including the North Sea, Middle East, Southeast Asia and U.S. Gulf of Mexico, among others.

The financial statements included in this Form 10-Q are presented in U.S. dollars and include the accounts of Rowan Companies, Inc. and its subsidiaries, all of which are wholly owned.  Intercompany balances and transactions are eliminated in consolidation.

The financial statements included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Certain information and notes have been condensed or omitted as permitted by those rules and regulations.  Rowan believes the accompanying financial statements contain all adjustments, which are of a normal recurring nature unless otherwise noted, necessary for a fair statement of the results for the interim periods presented.  Rowan’s results of operations and cash flows for the interim periods are not necessarily indicative of results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In June and September 2011, the Company completed the sales of its manufacturing subsidiary, LeTourneau Technologies, Inc (“LeTourneau”) and its land drilling operations, respectively.  Manufacturing operations were previously reported as the “Drilling Products and Systems” and the “Mining, Forestry and Steel Products” segments, and land drilling operations were previously reported as a component of the “Drilling Services” segment.  The Company does not currently segment its continuing offshore drilling business for reporting purposes.  Results of manufacturing and land drilling operations have been reclassified to discontinued operations for all periods presented (see Note 2, “Discontinued Operations”).  As permitted under GAAP, the Company has chosen not to separately disclose cash flows pertaining to discontinued operations in the statement of cash flows.

On April 16, 2012, the Company’s stockholders approved a merger agreement and other proposals related to a plan to reorganize the corporate structure of the Company (see Note 9, “Subsequent Events”).

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 – Discontinued Operations

The following table sets forth the components of “Discontinued operations, net of tax” (in thousands):

	2012			2011
	Manufacturing	Drilling	Total	Manufacturing	Drilling	Total
Three months ended March 31:
Revenues	$-	$-	$-	$114,246	$44,069	$158,315

Pretax income (loss)	$(2,610)	$(2,636)	$(5,246)	$2,163	$5,884	$8,047
Provision (benefit) for
taxes on income	1,659	(923)	736	711	2,059	2,770

Discontinued operations, net of tax	$(4,269)	$(1,713)	$(5,982)	$1,452	$3,825	$5,277

In connection with the sale of LeTourneau, the Company took ownership of a land rig that LeTourneau was constructing on behalf of a customer, plus a related customer deposit.  The Company is holding the asset for sale.  The asset and related deposit are classified as other assets and deferred revenues, respectively, in the table of assets and liabilities of discontinued operations, which follows (in thousands):

	March 31, 2012			December 31, 2011
	Manufacturing	Drilling	Total	Manufacturing	Drilling	Total

Receivables - trade and other	$-	$-	$-	$-	$4,000	$4,000
Other assets	25,339	-	25,339	23,661	-	23,661
Assets of discontinued operations	$25,339	$-	$25,339	$23,661	$4,000	$27,661

Accounts payable - trade	$-	$-	$-	$-	$-	$-
Deferred revenues	20,122	-	20,122	20,122	-	20,122
Other current liabilities	1,132	-	1,132	1,183	3,700	4,883
Liabilities of discontinued operations	$21,254	$-	$21,254	$21,305	$3,700	$25,005

Note 3 – Earnings Per Share

A reconciliation of basic and diluted shares follows (in thousands):

	Three months ended March 31,
	2012	2011

Average common shares outstanding - basic	122,725	125,431
Effect of dilutive securities - stock-based compensation	1,071	1,757
Average common shares - diluted	123,796	127,188

There were no adjustments to net income required for purposes of computing diluted earnings per share.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock options and appreciation rights granted under share-based compensation plans are antidilutive and excluded from the diluted earnings per share when their exercise or strike price exceeds the average stock market price during the period.  The following table sets forth antidilutive shares excluded from diluted earnings per share.  Such securities could potentially dilute earnings per share in the future (in thousands):

	Three months ended March 31,
	2012	2011

Employee and director stock options	42	42
Stock appreciation rights	590	-
Total potentially dilutive shares	632	42

Note 4 – Pension and Other Postretirement Benefits

Rowan sponsors defined benefit pension plans covering substantially all of its employees, and provides health care and life insurance benefits upon retirement for certain employees.

Net periodic pension cost recognized included the following components (in thousands):

	Three months ended March 31,
	2012	2011

Service cost	$2,721	$3,074
Interest cost	7,569	7,632
Expected return on plan assets	(9,367)	(8,261)
Recognized actuarial loss	6,245	5,741
Amortization of prior service cost	(1,159)	(1,647)
Total net pension cost	$6,009	$6,539
Less: Discontinued operations	-	2,348
Continuing operations	$6,009	$4,191

Other postretirement benefit cost recognized included the following components (in thousands):

	Three months ended March 31,
	2012	2011

Service cost	$458	$535
Interest cost	942	1,041
Recognized actuarial loss	81	73
Amortization of transition obligation	118	163
Amortization of prior service cost	(37)	(50)
Total other postretirement benefit cost	$1,562	$1,762
Less: Discontinued operations	-	621
Continuing operations	$1,562	$1,141

During the three months ended March 31, 2012, Rowan contributed $23.3 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $30.9 million during the remainder of 2012.

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

Note 5 – Long-term Debt

In February 2012, the Company requested the consent of the U.S. Department of Transportation Maritime Administration (“MarAd”) with respect to the Company’s planned redomestication (See Note 9).  MarAd had previously guaranteed certain of the Company’s debt securities under the Title XI Federal Ship Financing Program, of which the principal amount outstanding was $226.1 million at March 31, 2012.  In April 2012, MarAd denied the Company’s request for the continuation of the Government’s loan guarantees after closing of the redomestication.  As a result, the Company has reclassified all principal amounts due under the notes to current as of March 31, 2012.  As required under the make-whole provisions of the indenture, the Company deposited with the bond trustee $10.6 million in cash, which was classified as restricted cash at March 31, 2012.  Total cash outlay for the retirement of the notes, which is expected to occur in the second and third quarters of 2012, is estimated to be $250.5 million, including principal, make-whole premiums and accrued interest.

Note 6 – Commitments and Contingent Liabilities

The following table presents the status of the Company’s rig construction program as of March 31, 2012.  Amounts include capitalized interest and an estimate for project contingencies (in millions):

	Expected or actual delivery date	Total estimated project costs	Total costs incurred through March 31, 2012	Projected costs for the remainder of 2012	Projected costs in 2013	Projected costs in 2014	Total future costs

Rowan Renaissance	Dec-13	$748	$182	$53	$497	$16	$566
Rowan Resolute	Jun-14	742	178	21	146	398	564
Rowan Reliance	Dec-14	728	119	67	50	492	609
		$2,218	$479	$141	$693	$906	$1,739

Rowan periodically employs letters of credit or other bank-issued guarantees in the normal course of its businesses, and had outstanding letters of credit of approximately $31.2 million at March 31, 2012.

On March 25, 2012, a gas leak occurred on a platform operated by Total E&P UK Limited (“Total”), where the Rowan Viking was working.  The platform is in the Elgin Field located off the coast of Aberdeen, Scotland.  All Company, Total and third-party personnel were safely evacuated from the platform and rig without incident. The Company is working to support Total in its efforts to bring the leak under control including potentially repositioning the Rowan Gorilla V to drill the second of two relief wells.  The Company does not believe the incident or its resolution will materially impact the Company’s financial position, results of operations or cash flows.

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

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7 – Stock-Based Compensation

On March 7, 2012, the Company granted restricted stock and stock appreciation rights with a fair value aggregating $26.4 million.  The awards vest in one-third annual increments over a three-year service period.  The aggregate grant date fair value, net of estimated forfeitures, was $24.9 million, which will be amortized on a straight-line basis over three years from the grant date.

Additionally, on March 7, 2012, the Company granted performance units (“PUs”) with a grant-date fair value of $3.2 million.  The amount ultimately payable will depend on the Company’s total shareholder return (“TSR”) ranking compared to a group of peer companies over a maximum three-year performance period and could range from zero to $7.7 million.  The awards cliff vest at the end of three years and may be settled in cash or shares of Rowan stock.  The Company has accounted for the award as a liability. Compensation will be recognized on a straight-line basis over three years from the grant date and will be remeasured to fair value at each report date.

At March 31, 2012, the Company had approximately $44.8 million of estimated unrecognized future stock-based compensation, which is expected to be recognized as compensation expense over a remaining weighted-average period of 2.4 years.

Note 8 – Other Financial Statement Disclosures

Fair Values of Financial Instruments – The carrying amounts of the Company’s cash and cash equivalents, trade receivables and trade payables approximated their fair values due to their short maturities.  As of March 31, 2012, the fair values of the Company’s debt, which had an aggregate carrying value of $1.122 billion, approximated $1.268 billion.  Fair values of the Company’s debt were estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities (Level 2 inputs in the fair value hierarchy).

Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $44.3 million and $28.1 million at March 31, 2012 and 2011, respectively.  Interest capitalized in connection with rig construction projects totaled $6.7 million and $13.6 million in the first quarters of 2012 and 2011, respectively.

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

In accordance with generally accepted accounting principles for interim reporting, the Company estimates its full-year effective tax rate and applies this rate to its year-to-date pretax income.  In addition, the Company separately calculates the tax impact of unusual items, if any.  For the three months ended March 31, 2012, the Company’s consolidated effective tax rates applicable to income from continuing operations was a benefit of less than 1%, as compared to a provision of 8.8% for the first quarter of 2011.  The benefit in 2012 was principally the result of the current period amortization of tax benefit related to outbounding certain rigs into offshore subsidiaries in prior years, the 2011 sales of the Company’s manufacturing and land drilling operations, whose earnings were subject to a 35% U.S. statutory rate, and a greater proportion of income expected to be earned in lower-tax foreign jurisdictions in 2012 as compared to 2011.

Material Charges and Other Operating Expenses – Material charges for the first quarter of 2012 included a $2.9 million impairment charge for the carrying value of steel, which was held for sale and classified in prepaid expenses and other current assets at March 31, 2012, to reflect the price to be received by the Company under a sale contract and $1.7 million of legal and consulting fees incurred in connection with the Company’s redomestication (see Note 9).

ROWAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9 – Subsequent Events

On April 16, 2012, the Company’s stockholders approved an agreement and plan of merger and reorganization (the “redomestication”) pursuant to which the Company would become a wholly owned subsidiary of a newly formed parent holding company to be named Rowan Companies plc, a public limited company incorporated under the laws of England and Wales.  In connection with the redomestication, each issued and outstanding share of common stock of Rowan Companies, Inc. would be converted into the right to receive one Class A ordinary share, par value U.S. $0.125 per share, of Rowan Companies plc.  The redomestication is expected to become effective in May 2012, and will be accounted for as an internal reorganization of entities under common control; therefore, the carrying values of assets and liabilities of the merged entities will be carried forward without adjustment.

Upon completion of the redomestication, the Company will remain subject to the U.S. Securities and Exchange Commission reporting requirements, the mandates of the Sarbanes-Oxley Act and the applicable corporate governance rules of the NYSE.  The Company will continue to report its consolidated financial results in U.S. dollars and in accordance with U.S. generally accepted accounting principles and also must comply with any additional reporting requirements of English law.

On May 2, 2012, as the EXL I was being towed toward a shipyard in south Texas in preparation for its mobilization to Indonesia, a passing ship lost power and collided with the rig.  All personnel aboard the rig were unharmed, but the port side of the rig sustained substantial damage and will require repairs prior to its mobilization to Indonesia.  The Company is assessing the damage and any potential financial impact.

ROWAN COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

Operating results for continuing operations for the first quarter of 2012 benefited from the addition of seven newly constructed high-specification jack-up rigs, including three EXL-class rigs and three N-class rigs in 2011, and the Joe Douglas 240-C class rig in 2012.  We have continued to maintain a high level of utilization for our high-specification rigs, as oil and gas companies have increasingly sought more capable equipment to meet more demanding drilling requirements.  The market for our less capable rigs, however, continues to be soft, and those rigs have experienced extended periods of idle time.  Utilization of our high-specification jack-ups for the quarter ended March 31, 2012 was 94%, as compared to 50% and 33% for our premium and conventional jack-ups, respectively.  We define high-specification jack-ups as those that have hook load capacity of at least two million pounds and premium jack-ups as those cantilevered rigs capable of operating in water depths of 300 feet or more.

Net income from continuing operations rose to $55.5 million in the first quarter of 2012 from $26.8 million in the first quarter of 2011.  The effective tax rate was a benefit of less than 1% in the first quarter of 2012, as compared to a provision of 8.8% in the first quarter of 2011, primarily due to the current period amortization of tax benefit related to outbounding certain rigs into our offshore subsidiaries in prior years, the 2011 sales of the Company’s manufacturing and land drilling operations, whose earnings were subject to a 35% U.S. statutory rate, and a greater proportion of income projected to be earned in lower-tax foreign jurisdictions in 2012 as compared to 2011.

As of April 25, 2012, we had six jack-ups in the North Sea, eleven in the Middle East, nine in the U.S. Gulf of Mexico, two in Trinidad, one each in Malaysia and Vietnam and another en route to Malaysia.  At that date, ten of our rigs had drilling contracts estimated to complete in 2012, three had contracts estimated to complete in 2013, eleven had contracts estimated to complete in 2014, one had a contract estimated to complete in 2015, three had contracts estimated to complete in 2016, and three were available.

On March 25, 2012, a gas leak occurred on a platform operated by Total E&P UK Limited (“Total”), where the Rowan Viking was working.  The platform is in the Elgin Field located off the coast of Aberdeen, Scotland.  All Company, Total and third-party personnel were safely evacuated from the platform and rig without incident. The Company is working to support Total in its efforts to bring the leak under control including potentially repositioning the Rowan Gorilla V to drill the second of two relief wells.  The Company does not believe the incident or its resolution will materially impact the Company’s financial position, results of operations or cash flows.

--

KEY PERFORMANCE MEASURES

The following table presents certain key performance measures for our fleet:

	Three months ended March 31,
	2012	2011

Revenues (in thousands):
North Sea	$122,981	$46,531
Middle East	86,878	67,805
U.S. Gulf of Mexico	69,637	66,299
Other international	47,303	20,758
Subtotal - Day rate revenues	326,799	201,393
Other revenues(1)	6,678	4,573
Total	$333,477	$205,966

Revenue producing days:
North Sea	540	255
Middle East	596	527
U.S. Gulf of Mexico	589	561
Other international	363	134
Total	2,088	1,477

Average day rate:(2)
North Sea	$227,743	$182,475
Middle East	$145,768	$128,662
U.S. Gulf of Mexico	$118,229	$118,180
Other international	$130,311	$154,910
Total	$156,513	$136,353

Utilization (by location):(3)
North Sea	99%	94%
Middle East	60%	59%
U.S. Gulf of Mexico	68%	64%
Other international	100%	60%
Total	75%	65%

Utilization (by classification):(3)
High-specification jack-up(4)	94%	82%
Premium jack-up(5)	50%	56%
Conventional jack-up	33%	16%

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

--

RESULTS OF OPERATIONS

Our operating results are highlighted below (dollars in millions):

	Quarter ended March 31, 2012		Quarter ended March 31, 2011
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$333.5	100%	$206.0	100%
Operating costs	(182.1)	-55%	(111.2)	-54%
Depreciation expense	(59.0)	-18%	(38.2)	-19%
Selling, general and administrative expenses	(23.0)	-7%	(20.8)	-10%
Material charges and other operating expenses	(4.6)	-1%	-	0%
Operating income	$64.8	19%	$35.8	17%

Revenues for the quarter ended March 31, 2012, increased by $127.5 million or 62% compared to the quarter ended March 31, 2011 as a result of the following (in millions):

Increase
(Decrease)

Rig additions	$95.0
Higher utilization of existing rigs	27.8
Higher average day rates for existing rigs	2.6
Revenues for reimbursable costs and other, net	2.1
Net increase	$127.5

During the period from January 2011 through the first quarter of 2012, operations commenced for seven newly constructed rigs, including three EXL-class rigs and the Rowan Viking, Rowan Stavanger, and Rowan Norway in 2011, and the Joe Douglas in 2012.  These seven rigs contributed 412 incremental revenue-producing days in the first quarter of 2012 (20% of total revenue-producing days) compared to the first quarter of 2011.

Operating costs for the first quarter of 2012 increased by $70.9 million or 64% compared to the first quarter of 2011, as a result of the following (in millions):

Increase
(Decrease)

Operating costs attributable to fleet additions	$40.1
Higher operating costs of rigs previously in shipyard or in transit	10.0
Expansion of foreign shorebases	7.7
Other, net	13.1
Net increase	$70.9

Our operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses and material charges) was approximately 45% of revenues in 2012 compared to 46% in the first quarter of 2011.  Margins for the first quarter of 2012 were negatively impacted as a result of higher rig personnel and maintenance costs as well as increased shorebase costs associated with expanded international operations.  Depreciation expense increased by $20.8 million or 55% between these periods due to the rig additions.  Selling, general and administrative expenses increased by $2.2 million or 11% between periods due primarily to increases in personnel and related costs.

Material charges for the first quarter of 2012 included a $2.9 million impairment charge for the carrying value of steel to reflect the price to be received by the Company under a sale contract and $1.7 million of legal and consulting fees incurred in connection with the Company’s redomestication.

--

 Outlook

On April 16, 2012, the Company’s stockholders approved an agreement and plan of merger and reorganization pursuant to which the Company would become a wholly owned subsidiary of a newly formed parent holding company to be named Rowan Companies plc, a public limited company incorporated under the laws of England and Wales.   In connection with the redomestication, each issued and outstanding share of common stock of Rowan Companies, Inc. would be converted into the right to receive one Class A ordinary share, par value U.S. $0.125 per share, of Rowan Companies plc.  The redomestication is expected to become effective in May 2012.

Our backlog by geographic area as of April 25, 2012 (the date of our most recent “Monthly Fleet Status Report”), and February 27, 2012 (as presented in our 2011 Form 10-K), is set forth below (in millions):

	April 25, 2012	February 27, 2012

Norway	$1,303	$1,302
Middle East	1,012	949
U.K.	273	344
Southeast Asia	241	57
Egypt	173	172
Trinidad	117	132
U.S. Gulf of Mexico	100	109
Total backlog	$3,219	$3,065

We estimate our backlog will be realized as follows (in millions):

2012	$835
2013	972
2014	711
2015	423
2016	278
Total backlog	$3,219

About 66% of our remaining available rig days in 2012 were under contract or commitment as of April 25, 2012.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios follows.  Balances have been adjusted to exclude assets and liabilities of discontinued operations (dollars in millions):

	March 31, 2012	Dec. 31, 2011

Cash and cash equivalents	$342.5	$438.9
Current assets (excluding assets of discontinued operations)	$751.4	$794.1
Current liabilities (excluding liabilities of discontinued operations)	$450.8	$323.4
Current ratio (excluding assets and liabilities of discontinued operations)	1.67	2.46
Current maturities of long-term debt	$226.1	$45.0
Long-term debt, less current maturities	$896.1	$1,089.3
Stockholders' equity	$4,381.5	$4,326.0
Long-term debt/total capitalization	0.17	0.20

--

Sources and uses of cash and cash equivalents are set forth below and include sources and uses from continuing and discontinued operations (in millions):

	Three months ended March 31,
	2012	2011

Net cash provided by operating activities	$63.3	$113.9
Capital expenditures	(138.1)	(361.1)
(Increase) decrease in restricted cash	(10.6)	0.4
Proceeds from disposals of property and equipment	0.9	2.7
Repayments of borrowings	(12.3)	(12.3)
Proceeds from stock option exercises	0.2	7.8
Other	0.3	0.8
Total net uses	$(96.3)	$(247.8)

Operating Cash Flows

Cash flows from operations declined to $63 million in the first quarter of 2012 from $114 million in the first quarter of 2011.  The decline in cash flows can be attributed in part to the sales of our manufacturing and land drilling businesses in June and September of 2011.  As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company has chosen not to separately disclose cash flows pertaining to discontinued operations in its statement of cash flows, as permitted under GAAP.  As a result, the reported amount of cash flows from operating activities in the first quarter of 2011 included cash flows of our former manufacturing and land drilling businesses.  The impact of the sales on cash flows from operations was partially offset by higher cash flows attributable to rig additions.  We expect the contribution from these newbuild rigs to result in significantly higher operating cash flows in 2012 compared to 2011.

As Rowan’s operations have diversified internationally, a greater portion of our revenues has been generated through foreign subsidiaries whose associated earnings are expected to be permanently invested abroad.  As of March 31, 2012, approximately $194 million of the $343 million of cash and cash equivalents was held by foreign subsidiaries. As of March 31, 2012, we had undistributed earnings from foreign subsidiaries in the amount of approximately $327 million.  Given the growing significance of our foreign subsidiaries and their capital needs relative to our domestic operations, we do not expect this permanent foreign investment to create any liquidity constraints for the foreseeable future.

Investing Activities

The Company has three drillships currently under construction, the Rowan Renaissance, Rowan Resolute and Rowan Reliance.  Reference should be made to Note 6 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for the status of our newbuild rig projects.

Capital expenditures totaled $138.1 million for the first quarter of 2012 and included the following:

•	$22.5 million towards construction of the Rowan Renaissance, Rowan Resolute and Rowan Reliance;
•	$13.2 million for completion of construction of the Joe Douglas;
•	$89.6 million for improvements to the existing fleet, including contractually required modifications; and
•	$12.8 million for rig equipment inventory and other.

For the remainder of 2012, we expect our capital expenditures to approximate $500 million, including $141 million towards construction of the Rowan Renaissance, Rowan Resolute and Rowan Reliance, $173 million for upgrades to existing rigs, shorebase facilities and spare drilling equipment, $180 million pursuant to contractual requirements that will be partially reimbursed by customers, and $6 million for other items.

We expect to fund our capital expenditures for the remainder of 2012 from available cash, cash flows from operations, and amounts available under the Company’s revolving credit facility, if required.  We will periodically review and adjust the capital budget as necessary based upon current and forecasted cash flows and liquidity, anticipated market conditions in our drilling business and alternative uses of capital to enhance shareholder value.

--

Financing Activities

In February 2012, the Company requested the consent of the U.S. Department of Transportation Maritime Administration (“MarAd”) with respect to the Company’s planned redomestication.  MarAd had previously guaranteed certain of the Company’s debt securities under the Title XI Federal Ship Financing Program, of which the principal amount outstanding was $226.1 million at March 31, 2012.  In April 2012, MarAd denied the Company’s request for the continuation of the Government’s loan guarantees after closing of the redomestication.  As a result, the Company has reclassified the outstanding principal amounts due under the notes to current as of March 31, 2012.  As required under the make-whole provisions of the indenture, the Company deposited with the bond trustee $10.6 million in cash, which was classified as restricted cash at March 31, 2012.  Total cash outlay for the retirement of the notes, which is expected to occur in the second and third quarters of 2012, is estimated to be $250.5 million, including principal, make-whole premiums and accrued interest.

Management believes that cash flows from operating activities, together with existing cash balances and amounts available under the Company’s $500 million revolving credit facility, if required, will be sufficient to fund the retirement of the MarAd notes, debt service, rig construction projects and other cash requirements for the following twelve months.  The Company may, however, seek additional financing subject to favorable debt market conditions and other factors.

We were in compliance with each of our debt covenants at March 31, 2012, and we do not expect to encounter difficulty complying in the following twelve-month period.

Critical Accounting Policies and Management Estimates

Rowan’s significant accounting policies are presented in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of our 2011 Form 10-K.  These policies, and management judgments, assumptions and estimates made in their application underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that our most critical accounting policies and management estimates involve carrying values of long-lived assets, pension and other postretirement benefit liabilities and costs (specifically, assumptions used in actuarial calculations), and income taxes (including our estimated reserves for uncertain tax positions), as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

During the quarter ended March 31, 2012, there have been no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

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

•	governmental regulatory, legislative and permitting requirements affecting drilling operations in the areas in which our rigs operate;
•	changes in worldwide rig supply and demand, competition or technology, including as a result of delivery of newbuild drilling rigs;
•
future levels of drilling activity and expenditures, whether as a result of global capital markets and liquidity, prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs;

•
downtime and other risks associated with rig operations, operating hazards, or rig relocations, including rig or equipment failure, damage and other unplanned repairs, the limited availability of transport vessels, hazards, self-imposed drilling limitations and other delays due to weather conditions and the limited availability or high cost of insurance coverage for certain offshore perils or associated removal of wreckage or debris;

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
•
Operating hazards, including environmental or other liabilities, risks, expenses or losses, whether related to storm or hurricane damage, losses or liabilities (including wreckage or debris removal) or otherwise;

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
•
the failure of the Company’s recently announced redomestication to the United Kingdom to be consummated; costs and uncertainties associated with the redomestication, or changes in foreign or domestic laws that could effectively preclude the redomestication or reduce or eliminate the anticipated benefits of the transaction.

--

In addition to the risks and uncertainties described above, you should also carefully read and consider the risk factors and forward-looking statement disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and the amendment to our Annual Report on Form 10-K/A filed April 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding debt at March 31, 2012, consisted of an aggregate principal amount of $1.126 billion of fixed-rate notes bearing a weighted-average annual interest rate of 6.0%.  Due to the fixed-rate nature of our debt, we believe that our exposure to risk of earnings loss due to changes in market interest rates is not material.

We have a $500 million revolving credit facility that expires June 30, 2016.  There were no borrowings outstanding under the facility at March 31, 2012.  The Company may seek additional financing subject to favorable debt market conditions and other factors as a result of the expected retirement in the second and third quarters of 2012 of the $226.1 million principal amount of MarAd notes outstanding at March 31, 2012.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are from time to time a party to various lawsuits filed by current or former employees that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on our drilling rigs.  At March 31, 2012, there were approximately 17 asbestos related lawsuits in which we are one of many defendants.  These lawsuits have been filed in the state courts of Louisiana, Mississippi and Texas.  We intend to vigorously defend against the litigation.  We are unable to predict the ultimate outcome of these lawsuits; however, we do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.  No amounts were accrued at March 31, 2012, for these asbestos related lawsuits.

Rowan is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters. The Company believes that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on its financial position, results of operations or cash flows.

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth in our Annual Report on Form 10-K and below, in addition to other information in such annual report and in this Quarterly Report on Form 10-Q.  These risk factors are important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

We are subject to litigation that could have an adverse effect on us.

We are, from time to time, involved in various litigation matters. These matters may include, among other things, contract disputes, personal injury claims, asbestos and other toxic tort claims, environmental claims or proceedings, employment matters, governmental claims for taxes or duties, and other litigation that arises in the ordinary course of our business. Although we intend to defend these matters vigorously, we cannot predict with certainty the outcome or effect of any claim or other litigation matter, and there can be no assurance as to the ultimate outcome of any litigation or whether such claims would be covered by insurance.  Litigation may have an adverse effect on us because of potential negative outcomes, costs of attorneys, the allocation of management’s time and attention, and other factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our common stock for the first quarter of 2012:

Month ended	Total number of shares purchased 1	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs 2	Approximate dollar value of shares that may yet be purchased under the plans or programs

Balance forward				$24,987,408
January 31, 2012	-	-	-	24,987,408
February 29, 2012	34,027	$35.40	-	24,987,408
March 31, 2012	36,985	$35.43	-	24,987,408
Total	71,012	$35.41	-

1 The total number of shares purchased includes (i) shares purchased, if any, pursuant to a publicly announced program described in note 2 below and (ii) shares withheld by us to satisfy tax withholding obligations in connection with stock-based compensation issued to employees. There were no shares repurchased under the Company's share repurchase program during the quarter.

2 On August 8, 2011, we announced that our Board of Directors authorized us to purchase up to $100 million of our common stock. On November 1, 2011, we announced that our Board of Directors increased the amount authorized for purchase from $100 million to $150 million.

At March 31, 2012, we had approximately $303 million of cash available for distribution to stockholders under restrictive provisions of our debt agreements.  The Company has no current plans to pay a dividend.

--

Item 5. Other Information

In June 2011, the FASB issued an update on the presentation of comprehensive income in financial statements.  Under this update, which became effective for interim and annual periods beginning after December 15, 2011, entities are required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The prior option to report other comprehensive income and its components in the statement of changes in equity was eliminated.  Below is the presentation of comprehensive income using the separate statement approach for the three years in the period ended December 31, 2011.  The retrospective application only affected the presentation of comprehensive income and did not have any impact on our financial condition or results of operations.

	Years ended December 31,
	2011	2010	2009
	(In thousands)

NET INCOME	$736,841	$279,995	$367,504
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments:
Net (loss) gain arising during the period, net of income tax expense (benefit) of ($43,017), ($2,035) and $7,660, respectively	(79,888)	(3,779)	14,225
Prior service credit arising during the period, net of tax expense of $23,533	-	-	43,703
Amortization of loss, net of income tax expense of $7,611, $6,810 and $5,773, respectively	14,135	12,648	10,721
Amortization of transition obligation, net of income tax expense of $297, $232 and $232, respectively	552	430	431
Amortization of prior service credit, net of income tax benefit of ($8,063), ($2,408) and $1,284, respectively	(14,975)	(4,473)	(2,385)
OTHER COMPREHENSIVE INCOME (LOSS)	(80,176)	4,826	66,695

COMPREHENSIVE INCOME	$656,665	$284,821	$434,199

Item 6.  Exhibits

The following is a list of exhibits filed with this Form 10-Q.  Each of the following exhibits is filed herewith, unless otherwise indicated below as being incorporated by reference to another filing of the Company:

2.1
Agreement and Plan of Merger and Reorganization by and between Rowan Companies, Inc. and Rowan Mergeco, LLC, dated February 27, 2012 (incorporated by reference to Annex A of the Registration Statement on Form S-4 filed by Rowan Companies Limited on February 27, 2012 with the Securities and Exchange Commission).

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated April 12, 2012 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 12, 2012).
3.1	Restated Certificate of Incorporation of the Company, dated February 17, 1984 (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-84369 on Form S-8) and the Certificates of Designation for the Company's Series A Preferred Stock (and Certificate of Correction related thereto) (incorporated by reference to Exhibit 4.8 to Registration Statement No. 333-84369 on Form S-8), Series B Preferred Stock (incorporated by reference to Exhibit 4d to Form 10-K for the year ended December 31, 1999 (File No. 1-5491)), Series D Preferred Stock (incorporated by reference to Exhibit 4.11 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002), and Series E Preferred Stock (incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-82804 on Form S-3 filed on February 14, 2002) and as amended by the Certificate of Amendment to Restated Certificate of Incorporation of Rowan Companies, Inc. dated April 29, 2010 (File No. 1-5491)).
3.2	Amended and Restated Bylaws of Rowan Companies, Inc., effective as of April 29, 2010, incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K dated April 29, 2010 (File No. 1-5491).
10.1
Forms of Restricted Stock Award Notice, Stock Appreciation Right Award Notice and Performance Unit Award Notice (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 15, 2012).

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

ROWAN COMPANIES, INC.
(Registrant)

Date: May 2, 2012	/s/ W. H. WELLS
W. H. Wells
Senior Vice President,
Chief Financial Officer and Treasurer

Date: May 2, 2012	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Vice President and Controller
(Chief Accounting Officer)