Form 10-Q
period 2012-06-30
ROWAN COMPANIES PLC
filed 2012-08-06
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM_____TO_____

1-5491
Commission File Number

Rowan Companies plc
(Exact name of registrant as specified in its charter)

England and Wales	98-1023315
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2800 Post Oak Boulevard, Suite 5450, Houston, Texas	77056-6189
(Address of principal executive offices)	(Zip Code)

(713) 621-7800
Registrant's telephone number, including area code

Rowan Companies, Inc.
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

The number of Class A ordinary shares, $0.125 par value, outstanding at July 31, 2012, was 124,195,890.

ROWAN COMPANIES PLC

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$665,637	$438,853
Restricted cash	9,449	-
Receivables - trade and other	330,096	283,592
Prepaid expenses and other current assets	62,644	44,586
Deferred tax assets - net	22,903	27,023
Assets of discontinued operations	26,696	27,661
Total current assets	1,117,425	821,715

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	6,589,114	6,179,587
Construction in progress	551,768	711,558
Other property and equipment	133,119	138,177
Property, plant and equipment - gross	7,274,001	7,029,322
Less accumulated depreciation and amortization	1,465,025	1,350,609
Property, plant and equipment - net	5,808,976	5,678,713

Other assets	100,790	97,417

TOTAL ASSETS	$7,027,191	$6,597,845

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except shares)
(Unaudited)

	June 30,	December 31,
	2012	2011
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$98,844	$45,023
Accounts payable - trade	74,020	111,082
Deferred revenues	35,997	36,220
Accrued pension and other postretirement benefits	23,858	55,244
Accrued compensation and related employee costs	35,272	31,205
Accrued income taxes	6,585	9,878
Accrued interest	27,965	25,477
Other current liabilities	16,621	9,237
Liabilities of discontinued operations	21,262	25,005
Total current liabilities	340,424	348,371

Long-term debt - less current maturities	1,392,914	1,089,335
Other liabilities	376,461	357,709
Deferred income taxes - net	477,116	476,443
Commitments and contingent liabilities (Note 6)	-	-

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value, 124,734,407 shares issued at June 30, 2012	15,592	-
Common stock, $0.125 par value, 150,000,000 shares authorized and
127,577,530 shares issued at December 31, 2011	-	15,947
Additional paid-in capital	1,359,753	1,478,233
Retained earnings	3,285,314	3,186,362
Cost of 549,473 and 3,996,465 treasury shares, respectively	(1,489)	(128,884)
Accumulated other comprehensive loss	(218,894)	(225,671)
Total shareholders' equity	4,440,276	4,325,987

TOTAL LIABILITIES AND EQUITY	$7,027,191	$6,597,845

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

REVENUES	$351,018	$223,497	$684,495	$429,463

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	188,114	104,517	370,253	215,791
Depreciation and amortization	61,330	40,807	120,296	78,961
Selling, general and administrative	25,098	21,729	48,154	42,543
Gain on disposals of property and equipment	(2,063)	(1,391)	(2,119)	(1,422)
Material charges and other operating expenses	8,126	6,100	12,697	6,100
Total costs and expenses	280,605	171,762	549,281	341,973

INCOME FROM OPERATIONS	70,413	51,735	135,214	87,490

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(12,993)	(7,449)	(24,250)	(12,768)
Loss on extinguishment of debt	(11,767)	-	(11,767)	-
Interest income	146	32	260	61
Other - net	(122)	365	1,215	(719)
Total other income (expense) - net	(24,736)	(7,052)	(34,542)	(13,426)

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	45,677	44,683	100,672	74,064
Provision (benefit) for income taxes	(5,171)	280	(5,675)	2,866

NET INCOME FROM CONTINUING OPERATIONS	50,848	44,403	106,347	71,198

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net of tax	(1,413)	(3,017)	(7,395)	2,260
Gain on sale of discontinued operations, net of tax	-	424,473	-	424,473
	(1,413)	421,456	(7,395)	426,733

NET INCOME	$49,435	$465,859	$98,952	$497,931

INCOME (LOSS) PER SHARE - BASIC:
Income from continuing operations	$0.41	$0.35	$0.87	$0.57
Discontinued operations	$(0.01)	$3.34	$(0.06)	$3.39
Net income	$0.40	$3.69	$0.81	$3.96

INCOME (LOSS) PER SHARE - DILUTED:
Income from continuing operations	$0.41	$0.35	$0.86	$0.56
Discontinued operations	$(0.01)	$3.30	$(0.06)	$3.35
Net income	$0.40	$3.65	$0.80	$3.91

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

NET INCOME	$49,435	$465,859	$98,952	$497,931

Other comprehensive income, net of tax:
Pension and other postretirement benefit adjustments, net of income taxes of $1,825 and $3,650, respectively:
Amortization of net loss	4,087	-	8,174	-
Amortization of transition obligation	77	-	154	-
Amortization of prior service cost	(776)	-	(1,551)	-

OTHER COMPREHENSIVE INCOME	3,388	-	6,777	-

COMPREHENSIVE INCOME	$52,823	$465,859	$105,729	$497,931

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2012	2011

CASH PROVIDED BY (USED IN) OPERATIONS:
Net income	$98,952	$497,931
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	120,296	99,930
Deferred income taxes	4,793	70,692
Provision for pension and postretirement benefits	16,457	16,664
Stock-based compensation expense	11,767	10,999
Gain on disposals of property, plant and equipment	(2,119)	(3,896)
Gain on sale of manufacturing operations	-	(660,877)
Postretirement benefit claims paid	(2,069)	(1,388)
Contributions to pension plans	(32,099)	(35,837)
Asset impairment charges	2,896	-
Changes in current assets and liabilities:
Receivables - trade and other	(42,504)	9,962
Inventories	-	(104,468)
Prepaid expenses and other current assets	(18,058)	1,511
Accounts payable	(14,543)	44,820
Accrued income taxes	(3,293)	130,210
Deferred revenues	(223)	27,603
Billings in excess of costs and estimated profits on uncompleted contracts	-	29,493
Other current liabilities	10,483	4,461
Net changes in other noncurrent assets and liabilities	12,075	8,089
Net cash provided by operations	162,811	145,899

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(290,773)	(930,978)
Proceeds from sale of manufacturing operations	-	1,044,541
(Increase) decrease in restricted cash	(9,449)	15,265
Proceeds from disposals of property, plant and equipment	9,247	4,057
Net cash provided by (used in) investing activities	(290,975)	132,885

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings	493,415	-
Repayments of borrowings	(139,609)	(26,083)
Excess tax benefits from stock-based compensation	1,142	4,664
Proceeds from stock options and other	-	16,483
Net cash provided by (used in) financing activities	354,948	(4,936)

INCREASE IN CASH AND CASH EQUIVALENTS	226,784	273,848
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	438,853	437,479
CASH AND CASH EQUIVALENTS, END OF PERIOD	$665,637	$711,327

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares outstanding	Class A ordinary shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity

Balance, January 1, 2011	126,294	$15,794	$1,433,999	$2,449,521	$(1,509)	$(145,495)	$3,752,310
Shares issued under share-based compensation plans	1,111	146	17,815	-	(3,132)	-	14,829
Share-based compensation	-	-	8,941	-	-	-	8,941
Excess tax benefit from share-based compensation plans	-	-	4,664	-	-	-	4,664
Net income	-	-	-	497,931	-	-	497,931
Balance, June 30, 2011	127,405	$15,940	$1,465,419	$2,947,452	$(4,641)	$(145,495)	$4,278,675

Balance, January 1, 2012	123,581	$15,947	$1,478,233	$3,186,362	$(128,884)	$(225,671)	$4,325,987
Shares issued under share-based compensation plans	552	64	(21,428)	-	17,908	-	(3,456)
Share-based compensation	-	-	10,874	-	-	-	10,874
Excess tax benefit from share-based compensation plans	-	-	1,142	-	-	-	1,142
Retirement benefit adjustments, net of taxes of $3,650	-	-	-	-	-	6,777	6,777
Cancelation of treasury shares	-	(419)	(109,068)	-	109,487	-	-
Other	52	-	-	-	-	-	-
Net income	-	-	-	98,952	-	-	98,952
Balance, June 30, 2012	124,185	$15,592	$1,359,753	$3,285,314	$(1,489)	$(218,894)	$4,440,276

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations and Basis of Presentation

On May 4, 2012, Rowan Companies plc, a public limited company incorporated under the laws of England and Wales (“Rowan UK”), became the successor issuer to Rowan Companies, Inc. (“Rowan Delaware”) pursuant to an agreement and plan of merger and reorganization (the “redomestication”) approved by the stockholders of Rowan Delaware on April 16, 2012.  As a result of the redomestication, Rowan UK became the parent company of the Rowan group of companies and our place of incorporation was effectively changed from Delaware to the United Kingdom.  We remain subject to the Securities and Exchange Commission reporting requirements, the mandates of the Sarbanes-Oxley Act and the applicable corporate governance rules of the NYSE, and we will continue to report our consolidated financial results in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  We also must comply with additional reporting requirements of English law.  The redomestication was accounted for as an internal reorganization of entities under common control; therefore, for purposes of these consolidated financial statements, the carrying values of assets and liabilities of the merged entities were carried forward without adjustment. Unless the context otherwise requires, the terms “Company,” “we,” “us” and “our” are used to refer to Rowan UK (or Rowan Delaware for periods prior to the redomestication) and its consolidated subsidiaries.

The Company is a major provider of international and domestic offshore oil and gas contract drilling services and provides its services utilizing a fleet of 31 self-elevating mobile offshore “jack-up” drilling units.  The Company’s primary focus is on high-specification and premium jack-up rigs, which its customers use for exploratory and development drilling and, in certain areas, well workover operations.  Additionally, the Company has three ultra-deepwater drillships under construction, the first of which is scheduled for delivery in late 2013.

The Company conducts offshore drilling operations in various markets throughout the world including the North Sea, Middle East, Southeast Asia and U.S. Gulf of Mexico, among others.

The financial statements included in this Form 10-Q are presented in U.S. dollars and include the accounts of the Company and its subsidiaries, all of which are wholly owned.  Intercompany balances and transactions are eliminated in consolidation.

The financial statements included in this Form 10-Q have been prepared without audit in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Certain information and notes have been condensed or omitted as permitted by those rules and regulations.  Management believes the accompanying financial statements contain all adjustments, which are of a normal recurring nature unless otherwise noted, necessary for a fair statement of the results for the interim periods presented.  The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of results to be expected for the full year.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended by Form 8-K filed with the Securities and Exchange Commission on May 16, 2012.

In June and September 2011, the Company completed the sales of its manufacturing subsidiary, LeTourneau Technologies, Inc (“LeTourneau”) and its land drilling operations, respectively.  Manufacturing operations were previously reported as the “Drilling Products and Systems” and the “Mining, Forestry and Steel Products” segments, and land drilling operations were previously reported as a component of the “Drilling Services” segment.  The Company does not currently segment its continuing offshore drilling business for reporting purposes.  Results of manufacturing and land drilling operations have been reclassified to discontinued operations for all periods presented (see Note 2, “Discontinued Operations”).  As permitted under US GAAP, the Company has chosen not to separately disclose cash flows pertaining to discontinued operations in the Condensed Consolidated Statement of Cash Flows.

The financial information as of December 31, 2011, presented in this report does not constitute the Company's statutory accounts for that year within the meaning of the U.K. Companies Act 2006.  Statutory accounts as required by the Companies Act 2006 for the year ended December 31, 2011 have been delivered to the Registrar of Companies in the U.K. The auditors reported on those accounts: their report was unqualified, did not draw attention to any matters by way of emphasis and did not contain a statement under s498(2) or (3) Companies Act 2006.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 – Discontinued Operations

The following table sets forth the components of “Discontinued operations, net of tax” (in thousands):

	2012			2011
	Manufacturing	Drilling	Total	Manufacturing	Drilling	Total
Three months ended June 30:
Revenues	$-	$-	$-	$110,242	$48,445	$158,687

Pretax income (loss)	$(1,370)	$(804)	$(2,174)	$(3,113)	$3,770	$657
Provision (benefit) for
taxes on income	(480)	(281)	(761)	2,295	1,379	3,674
Income (loss) from discontinued
operations, net of tax	(890)	(523)	(1,413)	(5,408)	2,391	(3,017)

Pretax gain on sale of
discontinued operations	-	-	-	660,877	-	660,877
Provision for tax on gain on sale	-	-	-	236,404	-	236,404
Gain on sale of discontinued
operations, net of tax	-	-	-	424,473	-	424,473

Discontinued operations, net of tax	$(890)	$(523)	$(1,413)	$419,065	$2,391	$421,456

Six months ended June 30:
Revenues	$-	$-	$-	$224,488	$92,514	$317,002

Pretax income (loss)	$(3,980)	$(3,440)	$(7,420)	$(950)	$9,654	$8,704
Provision (benefit) for
taxes on income	1,179	(1,204)	(25)	3,006	3,438	6,444
Income (loss) from discontinued
operations, net of tax	(5,159)	(2,236)	(7,395)	(3,956)	6,216	2,260

Pretax gain on sale of
discontinued operations	-	-	-	660,877	-	660,877
Provision for tax on gain on sale	-	-	-	236,404	-	236,404
Gain on sale of discontinued
operations, net of tax	-	-	-	424,473	-	424,473

Discontinued operations, net of tax	$(5,159)	$(2,236)	$(7,395)	$420,517	$6,216	$426,733

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the sale of LeTourneau, the Company took ownership of a land rig that LeTourneau was constructing on behalf of a customer, plus a related customer deposit.  The Company is holding the asset for sale.  The asset and related deposit are classified as other assets and deferred revenues, respectively, in the table below (in thousands):

	June 30, 2012			December 31, 2011
	Manufacturing	Drilling	Total	Manufacturing	Drilling	Total

Receivables - trade and other	$-	$-	$-	$-	$4,000	$4,000
Other assets	26,696	-	26,696	23,661	-	23,661
Assets of discontinued operations	$26,696	$-	$26,696	$23,661	$4,000	$27,661

Deferred revenues	$20,122	$-	$20,122	$20,122	$-	$20,122
Other current liabilities	1,140	-	1,140	1,183	3,700	4,883
Liabilities of discontinued operations	$21,262	$-	$21,262	$21,305	$3,700	$25,005

Note 3 – Earnings Per Share

A reconciliation of basic and diluted shares follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Average common shares outstanding - basic	123,033	126,252	122,891	125,793
Effect of dilutive securities - share-based compensation	728	1,331	836	1,516
Average common shares - diluted	123,761	127,583	123,727	127,309

There were no adjustments to net income required for purposes of computing diluted earnings per share.

Share options and appreciation rights granted under share-based compensation plans are antidilutive and excluded from diluted earnings per share when their exercise or strike price exceeds the average stock market price during the period.  The following table sets forth antidilutive shares excluded from diluted earnings per share.  Such securities could potentially dilute earnings per share in the future (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Employee and director share options	42	42	42	42
Restricted shares	821	-	-	-
Share appreciation rights	616	313	616	218
Total potentially dilutive shares	1,479	355	658	260

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4 – Pension and Other Postretirement Benefits

The Company sponsors defined benefit pension plans covering substantially all of its employees, and provides health care and life insurance benefits upon retirement for certain employees.

Net periodic pension cost recognized included the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Service cost	$2,721	$3,107	$5,442	$6,181
Interest cost	7,569	7,718	15,138	15,350
Expected return on plan assets	(9,367)	(8,352)	(18,734)	(16,613)
Recognized actuarial loss	7,559	5,774	13,804	11,515
Amortization of prior service cost	(1,158)	(1,665)	(2,317)	(3,312)
Total net pension cost	$7,324	$6,582	$13,333	$13,121
Less: Discontinued operations	1,424	2,247	1,424	4,595
Continuing operations	$5,900	$4,335	$11,909	$8,526

Other postretirement benefit cost recognized included the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Service cost	$457	$541	$915	$1,076
Interest cost	942	1,053	1,884	2,094
Recognized actuarial loss	80	73	161	146
Amortization of transition obligation	119	165	237	328
Amortization of prior service cost	(36)	(51)	(73)	(101)
Total other postretirement benefit cost	$1,562	$1,781	$3,124	$3,543
Less: Discontinued operations	-	599	-	1,220
Continuing operations	$1,562	$1,182	$3,124	$2,323

During the six months ended June 30, 2012, the Company contributed $34.2 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $20.9 million during the remainder of 2012.

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5 – Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011

3.158% Title XI note payable, due July 2012, secured by the Bob Palmer	$98,844	$104,047
5.88% Title XI note payable, due March 2012, secured by the Gorilla VI	-	7,109
2.80% Title XI note payable, due October 2013, secured by the Gorilla VII	-	30,898
5% Senior Notes, due September 2017, net of discount (5.1% effective rate)	398,535	398,394
4.33% Title XI note payable, due May 2019, secured by the Scooter Yeargain	-	45,598
7.875% Senior Notes, due August 2019, net of discount (8.0% effective rate)	497,676	497,511
3.525% Title XI note payable, due May 2020, secured by the Bob Keller	-	50,801
4.875% Senior Notes, due June 2022, net of discount (5.0% effective rate)	496,703	-
Total long-term debt	1,491,758	1,134,358
Less: Current maturities	(98,844)	(45,023)
Long-term debt, excluding current maturities	$1,392,914	$1,089,335

In April 2012, the U.S. Department of Transportation Maritime Administration (“MarAd”), which had previously guaranteed certain of the Company’s debt securities under the Title XI Federal Ship Financing Program (the “Title XI Notes”), denied the Company’s request for consent with respect to the redomestication.  As a result, the Company redeemed $127.3 million aggregate principal amount of the Title XI Notes in the second quarter of 2012 for $141.1 million in cash, including principal, make-whole premiums and accrued interest, and recognized a pretax loss on debt extinguishment of $11.8 million, including $0.3 million of noncash deferred financing costs.  In July 2012, the Company redeemed the remaining Title XI Note in the principal amount of $98.8 million for $110.4 million in cash, including principal, make-whole premium and accrued interest, and will recognize a pretax loss on debt extinguishment of $10.5 million in the third quarter.

In connection with the redomestication, on May 4, 2012, Rowan UK became a party to and a borrower and guarantor under the credit facility, dated September 16, 2010, among Rowan Delaware, Wells Fargo Bank, National Association, as administrative agent and lender, and certain other lenders.  Rowan UK entered into a guaranty in favor of the administrative agent for the benefit of the lenders whereby Rowan UK fully and unconditionally guarantees the obligations of Rowan Delaware under the credit facility.

Additionally, on May 4, 2012, Rowan UK and Rowan Delaware entered into a third supplemental indenture to the indenture dated as of July 21, 2009, between Rowan Delaware and U.S. Bank National Association, as indenture trustee, providing for unconditional and irrevocable guarantee by Rowan UK of Rowan Delaware’s 5% Senior Notes due 2017 and 7.875% Senior Notes due 2019, which had an aggregate outstanding principal balance as of June 30, 2012 of $900 million.  The Rowan UK guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

On May 21, 2012, Rowan UK, as guarantor, and its wholly owned subsidiary, Rowan Delaware, as issuer, completed the issuance and sale in a public offering of $500 million aggregate principal amount of 4.875% Senior Notes due 2022 (the “4.875% Notes”), at a price to the public of 99.333% of the principal amount.  Net proceeds were approximately $493 million, which were used, in part, to replenish cash used to redeem the Title XI Notes in the second and third quarters of 2012.  The 4.875% Notes will mature on June 1, 2022.  Interest on the 4.875% Notes is payable semi-annually on June 1 and December 1 of each year, commencing December 1, 2012.

The 4.875% Notes are Rowan Delaware’s senior unsecured obligations and rank senior in right of payment to all of its subordinated indebtedness and pari passu in right of payment with any of Rowan Delaware’s existing and future senior indebtedness, including its 5% Senior Notes due 2017, 7.875% Senior Notes due 2019, and any indebtedness under Rowan Delaware’s senior revolving credit facility.  The 4.875% Notes rank effectively junior to Rowan Delaware’s existing and future secured indebtedness, if any, to the extent of the value of its assets constituting collateral securing that indebtedness and to all existing and future indebtedness of its subsidiaries (other than indebtedness and liabilities owed to Rowan Delaware).  The 4.875% Notes are fully and unconditionally guaranteed on a senior unsecured basis by Rowan UK.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

All or part of the 4.875% Notes may be redeemed at any time prior to March 1, 2022, for an amount equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date, and, at any time after March 1, 2022, for an amount equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date.

The indenture governing the 4.875% Notes contains covenants that, among other things, limit the ability of Rowan Delaware or its subsidiaries to create liens that secure debt or engage in sale and leaseback transactions.

At June 30, 2012, debt maturities over the next five years were $98.8 million in July 2012 and $400 million in September 2017.

Note 6 – Commitments and Contingent Liabilities

The following table presents the status of the Company’s rig construction program as of June 30, 2012.  Amounts include capitalized interest and an estimate for project contingencies (in millions):

	Expected delivery date	Total estimated project costs	Total costs incurred through June 30, 2012	Projected costs for the remainder of 2012	Projected costs in 2013	Projected costs in 2014	Total future costs

Rowan Renaissance	Dec-13	$749	$188	$62	$483	$16	$561
Rowan Resolute	Jun-14	743	181	39	154	370	562
Rowan Reliance	Oct-14	729	181	12	88	447	548
		$2,221	$550	$113	$725	$833	$1,671

In July 2012 Hyundai Heavy Industries Co., Ltd, the builder of the three drillships currently under construction, extended the Company’s option for construction of a fourth ultra-deepwater drillship to September 7, 2012.

The Company periodically employs letters of credit or other bank-issued guarantees in the normal course of its businesses, and had outstanding letters of credit of approximately $128.3 million at June 30, 2012.

As previously reported, on May 2, 2012, as the EXL I was being towed toward a shipyard in south Texas in preparation for its mobilization to Indonesia, a passing tanker lost power and collided with the rig.  All personnel aboard the rig were unharmed, but the port side of the rig sustained substantial damage.  The cost to repair the rig is currently estimated at approximately $29 million, which will be recognized as the costs are incurred.  Costs incurred through June 30, 2012, were not significant.  The Company has filed suit against who it believes are the tanker’s owners and operators and seeks damages primarily for repairs to and loss of use of the rig.  The tanker owners have sought relief under the Limitation of a Shipowner’s Liability Act, claiming that damages be limited to the post-accident value of the tanker plus freight, which value is currently estimated to be less than the expected repair costs.  At this time, both suits are in the preliminary stages of litigation.  In the event the tanker owners are successful in their limitation, we have put our insurers on notice of a potential claim for physical damage to the rig.  However, our insurance claim is being deferred pending the outcome of the litigation.  Any such claim is subject to a $25 million deductible.  Management believes its claims are legally and factually strong; however, it cannot presently predict the ultimate outcome of the litigation.

On March 25, 2012, a gas leak occurred on a platform operated by Total E&P UK Limited (“Total”), where the Rowan Viking was working.  The platform is in the Elgin Field located off the coast of Aberdeen, Scotland.  All Company, Total and third-party personnel were safely evacuated from the platform and rig without incident. Total has since regained control over the leak, the Company has re-boarded the Rowan Viking and operations have resumed.  Damage to the Rowan Viking was minimal and management believes resolution of the incident had no material impact on the Company’s financial position, results of operations or cash flows.

In 2009, the Company recognized a $25.4 million tax benefit as a result of applying the facts of a third-party tax case to the Company’s situation.  That case provided a more favorable tax treatment for certain foreign contracts entered into in prior years.  In

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2011, the IRS issued an assessment contesting our claim.  The Company plans to vigorously defend its position and continues to believe it is more likely than not that the Company will prevail.

We are from time to time a party to various lawsuits filed by current or former employees that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on our drilling rigs.  At June 30, 2012, there were approximately 21 asbestos related lawsuits in which we are one of many defendants.  These lawsuits have been filed in the state courts of Louisiana, Mississippi and Texas.  We intend to vigorously defend against the litigation.  We are unable to predict the ultimate outcome of these lawsuits; however, we do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.  No amounts were accrued at June 30, 2012, for these asbestos related lawsuits.

The Company is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters.  Management believes that there are no known contingencies, claims or lawsuits that could have a material effect on its financial position, results of operations or cash flows.

Note 7 – Share-Based Compensation

On March 7, 2012, the Company granted restricted shares and share appreciation rights with a grant-date fair value aggregating $26.4 million.  The awards vest in one-third annual increments over a three-year service period.  The aggregate fair value, net of estimated forfeitures, was $24.9 million, which will be amortized on a straight-line basis over three years from the grant date.

Additionally, on March 7, 2012, the Company granted performance units (“PUs”) with a grant-date fair value of $3.2 million.  The amount ultimately payable will depend on the Company’s total shareholder return (“TSR”) ranking compared to a group of peer companies over a maximum three-year performance period and could range from zero to $7.7 million.  The awards cliff vest at the end of three years and may be settled in cash or ordinary shares of the Company.  The Company has accounted for the award as a liability. Compensation is recognized on a straight-line basis over three years from the grant date and is remeasured to fair value at each quarterly report date.

At June 30, 2012, the Company had approximately $40.1 million of estimated unrecognized future share-based compensation, which is expected to be recognized as compensation expense over a remaining weighted-average period of 2.3 years.

Note 8 – Other Financial Statement Disclosures

Fair Values of Financial Instruments – Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The fair value hierarchy prescribed by GAAP requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of inputs that may be used to measure fair value are:

•	Level 1 – Quoted prices for identical instruments in active markets,
•
Level 2 – Quoted market prices for similar instruments in active markets; quoted prices for identical instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets and

•
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable, such as those used in pricing models or discounted cash flow methodologies, for example.

The carrying amounts of the Company’s cash and cash equivalents, trade receivables and trade payables approximate their fair values due to their short maturities.  As of June 30, 2012, the fair values of the Company’s debt, which had an aggregate carrying value of $1.492 billion, approximated $1.645 billion.  Fair values of the Company’s debt were estimated using “significant other observable inputs,” which are considered Level 2 inputs in the fair value hierarchy, including the terms and credit spreads applicable to the instruments.

Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $39.6 million and $25.0 million at June 30, 2012 and 2011,

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

respectively.  Interest capitalized in connection with rig construction projects totaled $7.3 million and $14.1 million in three and six months ended June 30, 2012, as compared to $12.1 million and $25.7 million, respectively, in the comparable periods of the prior year.

Income Taxes – Rowan Delaware, our predecessor company, was domiciled in the U.S. and subject to a statutory rate of 35% through May 4, 2012, the effective date of the redomestication.  Effective May 4, 2012, the Company has been subject to the U.K. statutory rate of 24%.

Historically, Rowan Delaware has conducted its foreign operations through its U.S. subsidiaries, which resulted in income tax at or near the U.S. statutory rate of 35%.  In late 2009, Rowan Delaware began operating many of its foreign-based rigs through its non-U.S. subsidiaries.  We do not provide deferred taxes on the undistributed earnings of Rowan Delaware or its non-U.S. subsidiaries because our policy and intention is to reinvest such earnings outside the U.S. indefinitely or until such time that undistributed earnings of Rowan Delaware can be distributed in a tax-efficient manner.  Furthermore, both our U.S. and non-U.S. subsidiaries have significant net assets, liquidity, contract backlog and/or other financial resources available to meet their operational and capital investment requirements and otherwise allow us to continue to maintain our policy of reinvesting the undistributed earnings of these entities indefinitely.

In accordance with generally accepted accounting principles for interim reporting, the Company estimates its full-year effective tax rate and applies this rate to its year-to-date pretax income.  In addition, the Company separately calculates the tax impact of unusual items, if any.  For the three and six months ended June 30, 2012, we recognized income tax benefits of $5.2 million and $5.7 million, respectively, primarily due to the amortization of tax benefit related to outbounding certain rigs into our non-U.S. subsidiaries in prior years.  For the three and six months ended June 30, 2011, we recorded tax provisions of less than 1% and 3.9%, respectively.  The effective tax rates for continuing operations for 2011 were substantially lower than the 35% U.S. statutory rate primarily due to amortization of tax benefit related to outbounding rigs into non-U.S. subsidiaries in prior years, the 2011 sales of the Company’s manufacturing and land drilling operations, whose earnings were subject to a 35% U.S. statutory rate, and a significant proportion of income earned in lower-tax jurisdictions.

Material Charges and Other Operating Expenses – Material charges for the three and six months ended June 30, 2012, included $8.1 million and $9.8 million, respectively, of legal and consulting fees incurred in connection with the Company’s redomestication.  Material charges for the first six months of 2012 also included a $2.9 million impairment charge for the carrying value of steel that was sold during the period.

Material charges for the three and six months ended June 30, 2011, consisted of $6.1 million incurred in connection with the settlement of the Textron litigation relating to the loss of the Rowan Halifax in 2005.

Note 9 – Guarantees of Registered Securities

On May 4, 2012, the effective date of the Company’s redomestication, Rowan UK and Rowan Delaware entered into the third supplemental indenture to the indenture dated as of July 21, 2009, as amended and supplemented, among Rowan UK, Rowan Delaware and U.S. Bank National Association, as trustee, providing for, among other things, the unconditional and irrevocable guarantee by Rowan UK of the prompt payment, when due, of any amount owed to the holders of Rowan Delaware's 5% Senior Notes due 2017 and 7.875% Senior Notes due 2019.

The following condensed consolidating financial information is being provided in accordance with Rule 3-10 of Regulation S-X in connection with Rowan Delaware’s 4.875% Senior Notes due 2022, which were issued in May 2012 and guaranteed by Rowan UK.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
June 30, 2012
(in thousands)
(unaudited)

	Rowan UK	Rowan Delaware	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$15,975	$445,444	$204,218	$-	$665,637
Restricted cash	-	9,449	-	-	9,449
Receivables - trade and other	-	49,301	282,666	(1,871)	330,096
Other current assets	673	62,623	22,251	-	85,547
Assets of discontinued operations	-	26,696	-	-	26,696
Total current assets	16,648	593,513	509,135	(1,871)	1,117,425

Property, plant and equipment - gross	-	1,324,628	5,949,373	-	7,274,001
Less accumulated depreciation and amortization	-	464,789	1,000,236	-	1,465,025
Property, plant and equipment - net	-	859,839	4,949,137	-	5,808,976

Investments in subsidiaries	4,457,060	2,439,264	-	(6,896,324)	-
Due from affiliates	-	2,575,183	1,648,874	(4,224,057)	-
Other assets	-	32,314	68,476	-	100,790

	$4,473,708	$6,500,113	$7,175,622	$(11,122,252)	$7,027,191

CURRENT LIABILITIES:
Current maturities of long-term debt	$-	$98,844	$-	$-	$98,844
Accounts payable - trade	1,463	21,347	51,210	-	74,020
Deferred revenues	-	-	35,997	-	35,997
Accrued liabilities	-	65,368	46,804	(1,871)	110,301
Liabilities of discontinued operations	-	21,262	-	-	21,262
Total current liabilities	1,463	206,821	134,011	(1,871)	340,424

Long-term debt - less current maturities	-	1,392,914	-	-	1,392,914
Due to affiliates	31,969	-	4,192,088	(4,224,057)	-
Other liabilities	-	307,729	68,732	-	376,461
Deferred income taxes - net	-	135,589	341,527	-	477,116
Shareholders' equity	4,440,276	4,457,060	2,439,264	(6,896,324)	4,440,276

	$4,473,708	$6,500,113	$7,175,622	$(11,122,252)	$7,027,191

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2011
(in thousands)

	Rowan UK	Rowan Delaware	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$21,472	$184,677	$232,704	$-	$438,853
Receivables - trade and other	-	33,380	250,212	-	283,592
Other current assets	-	46,137	25,472	-	71,609
Assets of discontinued operations	-	27,661	-	-	27,661
Total current assets	21,472	291,855	508,388	-	821,715

Property, plant and equipment - gross	-	1,290,526	5,738,796	-	7,029,322
Less accumulated depreciation and amortization	-	441,949	908,660	-	1,350,609
Property, plant and equipment - net	-	848,577	4,830,136	-	5,678,713

Investments in subsidiaries	-	1,121,573	-	(1,121,573)	-
Due from affiliates	-	3,732,488	333,357	(4,065,845)	-
Other assets	-	30,581	66,836	-	97,417

	$21,472	$6,025,074	$5,738,717	$(5,187,418)	$6,597,845

CURRENT LIABILITIES:
Current maturities of long-term debt	$-	$22,464	$22,559	$-	$45,023
Accounts payable - trade	730	43,091	67,261	-	111,082
Deferred revenues	-	-	36,220	-	36,220
Accrued liabilities	-	102,785	28,256	-	131,041
Liabilities of discontinued operations	-	25,005	-	-	25,005
Total current liabilities	730	193,345	154,296	-	348,371

Long-term debt - less current maturities	-	1,073,887	15,448	-	1,089,335
Due to affiliates	1,151	-	4,064,694	(4,065,845)	-
Other liabilities	-	303,117	54,592	-	357,709
Deferred income taxes - net	-	128,738	347,705	-	476,443
Shareholders' equity	19,591	4,325,987	1,101,982	(1,121,573)	4,325,987

	$21,472	$6,025,074	$5,738,717	$(5,187,418)	$6,597,845

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended June 30, 2012
(in thousands)
(unaudited)

	Rowan UK	Rowan Delaware	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$-	$39,375	$344,282	$(32,639)	$351,018

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	162	7,677	212,914	(32,639)	188,114
Depreciation and amortization	-	13,791	47,539	-	61,330
Selling, general and administrative	4,034	3,881	17,183	-	25,098
Loss (gain) on disposals of property and equipment	-	1,374	(3,437)	-	(2,063)
Material charges and other operating expenses	8,126	(6)	6	-	8,126
Total costs and expenses	12,322	26,717	274,205	(32,639)	280,605

INCOME (LOSS) FROM OPERATIONS	(12,322)	12,658	70,077	-	70,413

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	-	(12,906)	(87)	-	(12,993)
Interest income	5	98	43	-	146
Loss on debt extinguishment	-	(11,180)	(587)	-	(11,767)
Other - net	2	98	(222)	-	(122)
Total other income (expense) - net	7	(23,890)	(853)	-	(24,736)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(12,315)	(11,232)	69,224	-	45,677
(Benefit) provision for income taxes	-	3,324	(8,495)	-	(5,171)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(12,315)	(14,556)	77,719	-	50,848

DISCONTINUED OPERATIONS, NET OF TAX	-	(1,413)	-	-	(1,413)

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	61,750	77,719	-	(139,469)	-

NET INCOME	$49,435	$61,750	$77,719	$(139,469)	$49,435

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended June 30, 2011
(in thousands)
(unaudited)

	Rowan UK	Rowan Delaware	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$-	$29,640	$200,782	$(6,925)	$223,497

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	-	21,868	89,574	(6,925)	104,517
Depreciation and amortization	-	14,629	26,178	-	40,807
Selling, general and administrative	-	5,707	16,022	-	21,729
Loss (gain) on disposals of property and equipment	-	(89)	(1,302)	-	(1,391)
Material charges and other operating expenses	-	6,100	-	-	6,100
Total costs and expenses	-	48,215	130,472	(6,925)	171,762

INCOME (LOSS) FROM OPERATIONS	-	(18,575)	70,310	-	51,735

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	-	(7,449)	(298)	298	(7,449)
Interest income	-	300	30	(298)	32
Other - net	-	106	259	-	365
Total other income (expense) - net	-	(7,043)	(9)	-	(7,052)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	-	(25,618)	70,301	-	44,683
(Benefit) provision for income taxes	-	(11,668)	11,948	-	280

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	-	(13,950)	58,353	-	44,403

DISCONTINUED OPERATIONS, NET OF TAX	-	424,473	(3,017)	-	421,456

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	-	55,336	-	(55,336)	-

NET INCOME	$-	$465,859	$55,336	$(55,336)	$465,859

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Six months ended June 30, 2012
(in thousands)
(unaudited)

	Rowan UK	Rowan Delaware	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$-	$81,263	$671,057	$(67,825)	$684,495

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	162	14,289	423,627	(67,825)	370,253
Depreciation and amortization	-	26,673	93,623	-	120,296
Selling, general and administrative	4,675	9,910	33,569	-	48,154
Loss (gain) on disposals of property and equipment	-	1,541	(3,660)	-	(2,119)
Material charges and other operating expenses	9,801	1,357	1,539	-	12,697
Total costs and expenses	14,638	53,770	548,698	(67,825)	549,281

INCOME (LOSS) FROM OPERATIONS	(14,638)	27,493	122,359	-	135,214

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	-	(23,959)	(291)	-	(24,250)
Interest income	10	141	109	-	260
Loss on debt extinguishment	-	(11,180)	(587)	-	(11,767)
Other - net	2	134	1,079	-	1,215
Total other income (expense) - net	12	(34,864)	310	-	(34,542)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(14,626)	(7,371)	122,669	-	100,672
(Benefit) provision for income taxes	-	5,452	(11,127)	-	(5,675)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(14,626)	(12,823)	133,796	-	106,347

DISCONTINUED OPERATIONS, NET OF TAX	-	(7,395)	-	-	(7,395)

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	113,578	133,796	-	(247,374)	-

NET INCOME	$98,952	$113,578	$133,796	$(247,374)	$98,952

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Six months ended June 30, 2011
(in thousands)
(unaudited)

	Rowan UK	Rowan Delaware	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$-	$61,947	$399,191	$(31,675)	$429,463

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	-	47,950	199,516	(31,675)	215,791
Depreciation and amortization	-	29,133	49,828	-	78,961
Selling, general and administrative	-	11,255	31,288	-	42,543
Loss (gain) on disposals of property and equipment	-	(117)	(1,305)	-	(1,422)
Material charges and other operating expenses	-	6,100	-	-	6,100
Total costs and expenses	-	94,321	279,327	(31,675)	341,973

INCOME (LOSS) FROM OPERATIONS	-	(32,374)	119,864	-	87,490

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	-	(12,768)	(2,651)	2,651	(12,768)
Interest income	-	2,633	79	(2,651)	61
Other - net	-	46	(765)	-	(719)
Total other income (expense) - net	-	(10,089)	(3,337)	-	(13,426)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	-	(42,463)	116,527	-	74,064
(Benefit) provision for income taxes	-	(12,725)	15,591	-	2,866

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	-	(29,738)	100,936	-	71,198

DISCONTINUED OPERATIONS, NET OF TAX	-	424,473	2,260	-	426,733

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	-	103,196	-	(103,196)	-

NET INCOME	$-	$497,931	$103,196	$(103,196)	$497,931

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended June 30, 2012
(in thousands)
(unaudited)

	Rowan UK	Rowan Delaware	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$49,435	$61,750	$77,719	$(139,469)	$49,435

Other comprehensive income, net of tax:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	-	4,087	-	-	4,087
Amortization of transition obligation	-	77	-	-	77
Amortization of prior service credit	-	(776)	-	-	(776)

OTHER COMPREHENSIVE INCOME	-	3,388	-	-	3,388

COMPREHENSIVE INCOME	$49,435	$65,138	$77.719	$(139,469)	$52,823

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended June 30, 2011
(in thousands)
(unaudited)

	Rowan UK	Rowan Delaware	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$-	$465,859	$55,336	$(55,336)	$465,859

Other comprehensive income, net of tax:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	-	-	-	-	-
Amortization of transition obligation	-	-	-	-	-
Amortization of prior service credit	-	-	-	-	-

OTHER COMPREHENSIVE INCOME	-	-	-	-	-

COMPREHENSIVE INCOME	$-	$465,859	$55,336	$(55,336)	$465,859

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Six months ended June 30, 2012
(in thousands)
(unaudited)

	Rowan UK	Rowan Delaware	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$98,952	$113,578	$133,796	$(247,374)	$98,952

Other comprehensive income, net of tax:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	-	8,174	-	-	8,174
Amortization of transition obligation	-	154	-	-	154
Amortization of prior service credit	-	(1,551)	-	-	(1,551)

OTHER COMPREHENSIVE INCOME	-	6,777	-	-	6,777

COMPREHENSIVE INCOME	$98,952	$120,355	$133,796	$(247,374)	$105,729

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Six months ended June 30, 2011
(in thousands)
(unaudited)

	Rowan UK	Rowan Delaware	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$-	$497,931	$103,196	$(103,196)	$497,931

Other comprehensive income, net of tax:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	-	-	-	-	-
Amortization of transition obligation	-	-	-	-	-
Amortization of prior service credit	-	-	-	-	-

OTHER COMPREHENSIVE INCOME	-	-	-	-	-

COMPREHENSIVE INCOME	$-	$497,931	$103,196	$(103,196)	$497,931

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidated Statements of Cash Flows
Six months ended June 30, 2012
(in thousands)
(unaudited)

	Rowan UK	Rowan Delaware	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(14,565)	$58,243	$210,133	$(91,000)	$162,811

Investing activities:
Property, plant and equipment additions	-	(20,718)	(270,055)	-	(290,773)
Proceeds from disposals of property, plant and equip	-	5,653	3,594	-	9,247
Investments in consolidated subsidiaries	-	(6,669)	-	6,669	-
Change in restricted cash balance	-	(9,449)	-	-	(9,449)

Net cash used in investing activities	-	(31,183)	(266,461)	6,669	(290,975)

Financing activities:
Repayments of borrowings	-	(101,602)	(38,007)	-	(139,609)
Advances (to) from affiliates	9,068	(159,248)	150,180	-	-
Contributions from parent	-	-	6,669	(6,669)	-
Proceeds from borrowings	-	493,415	-	-	493,415
Dividends paid	-	-	(91,000)	91,000	-
Excess tax benefits from stock-based compensation	-	1,142	-	-	1,142

Net cash provided by (used in) financing activities	9,068	233,707	27,842	84,331	354,948

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,497)	260,767	(28,486)	-	226,784
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,472	184,677	232,704	-	438,853

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,975	$445,444	$204,218	$-	$665,637

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidated Statements of Cash Flows
Six months ended June 30, 2011
(in thousands)
(unaudited)

	Rowan UK	Rowan Delaware	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$27,443	$118,456	$-	$145,899

Investing activities:
Property, plant and equipment additions	-	(37,624)	(893,354)	-	(930,978)
Proceeds from disposals of property, plant and equip	-	-	4,057	-	4,057
Proceeds from sales of manufacturing operations, net	-	1,044,541	-	-	1,044,541
Investments in consolidated subsidiaries	-	(491,373)	-	491,373	-
Change in restricted cash balance	-	-	15,265	-	15,265

Net cash provided by (used in) investing activities	-	515,544	(874,032)	491,373	132,885

Financing activities:
Repayments of borrowings	-	(11,232)	(14,851)	-	(26,083)
Advances (to) from affiliates	-	(179,415)	179,415	-	-
Contribution from parent	-	-	491,373	(491,373)	-
Proceeds from stock option and debenture plans	-	16,483	-	-	16,483
Excess tax benefits from stock-based compensation	-	4,664	-	-	4,664

Net cash provided by (used in) financing activities	-	(169,500)	655,937	(491,373)	(4,936)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	373,487	(99,639)	-	273,848
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	255,061	182,418	-	437,479

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$628,548	$82,779	$-	$711,327

ROWAN COMPANIES PLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

Operating results for continuing operations for the quarter and six months ended June 30, 2012, benefited from the addition of seven newly constructed high-specification jack-up rigs, including three EXL-class rigs and three N-class rigs in 2011, and the Joe Douglas 240-C class rig in 2012.  We have continued to maintain a high level of utilization for our high-specification rigs, as oil and gas companies have increasingly sought more capable equipment to meet more demanding drilling requirements.  The market for our less capable rigs, however, continues to be soft, and those rigs have experienced extended periods of idle time.  Utilization of our high-specification jack-ups for the quarter ended June 30, 2012, was 93%, as compared to 63% and 33% for our premium and conventional jack-ups, respectively.  We define high-specification jack-ups as those that have hook load capacity of at least two million pounds and premium jack-ups as those cantilevered rigs capable of operating in water depths of 300 feet or more.

Net income from continuing operations increased to $50.8 million in the second quarter of 2012 from $44.4 million in the second quarter of 2011.  For the six months ended June 30, 2012, net income from continuing operations increased to $106.3 million from $71.2 million in the comparable prior-year period.  Included in earnings for the quarter and six months ended June 30, 2012, was a pretax loss on debt extinguishment of $11.8 million ($7.6 million after tax).

For the three and six months ended June 30, 2012, we recognized income tax benefits of $5.2 million and $5.7 million, respectively, primarily due to the amortization of tax benefit related to outbounding certain rigs into our non-U.S. subsidiaries in prior years.  For the three and six months ended June 30, 2011, we recorded tax provisions of less than 1% and 3.9%, respectively.  The effective tax rates for continuing operations for 2011 were substantially lower than the 35% U.S. statutory rate primarily due to amortization of tax benefit related to outbounding rigs into non-U.S. subsidiaries in prior years, the 2011 sales of the Company’s manufacturing and land drilling operations, whose earnings were subject to a 35% U.S. statutory rate, and a significant proportion of income earned in lower-tax jurisdictions. For the full year 2012, we are currently projecting an effective tax rate benefit of less than 6%.

As previously reported, on May 2, 2012, as the EXL I was being towed toward a shipyard in south Texas in preparation for its mobilization to Indonesia, a passing tanker lost power and collided with the rig.  All personnel aboard the rig were unharmed, but the port side of the rig sustained substantial damage.  The cost to repair the rig is currently estimated at approximately $29 million, which will be recognized as the costs are incurred.  Costs incurred through June 30, 2012, were not significant.  The Company has filed suit against who it believes are the tanker’s owners and operators and seeks damages primarily for repairs to and loss of use of the rig.  The tanker owners have sought relief under the Limitation of a Shipowner’s Liability Act, claiming that damages be limited to the post-accident value of the tanker plus freight, which value is currently estimated to be less than the expected repair costs.  At this time, both suits are in the preliminary stages of litigation.  In the event the tanker owners are successful in their limitation, we have put our insurers on notice of a potential claim for physical damage to the rig.  However, our insurance claim is being deferred pending the outcome of the litigation.  Any such claim is subject to a $25 million deductible.  Management believes the Company's claims are legally and factually strong; however, it cannot presently predict the ultimate outcome of the litigation.  The EXL I is currently mobilizing to Singapore where it will undergo repairs and modifications prior to commencing a contract in Indonesia that is estimated to commence in late 2012 after repairs are completed.

As of July 31, 2012, we had six jack-ups in the North Sea, eleven in the Middle East, seven in the U.S. Gulf of Mexico, two in each of Trinidad and Malaysia, and one in Vietnam.  Another rig was in a U.S. Gulf of Mexico shipyard in preparation for a contract in Egypt expected to begin about September 2012.  At July 31, 2012, seven of our rigs had drilling contracts estimated to complete in 2012, five had contracts estimated to complete in 2013, eleven had contracts estimated to complete in 2014, five had contracts estimated to complete in 2015 through 2017, and three were available.

In May 2012, the Company completed the issuance and sale in a public offering of $500 million aggregate principal amount of 4.875% Senior Notes due 2022 and received approximately $493 million.  See “Liquidity and Capital Resources – Financing Activities.”

--

KEY PERFORMANCE MEASURES

The following table presents certain key performance measures for our fleet:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues (in thousands):
North Sea	$126,619	$56,452	$249,600	$102,983
Middle East	102,778	65,286	189,656	133,091
U.S. Gulf of Mexico	52,864	80,970	122,501	147,269
Other international	59,062	19,601	106,365	40,359
Subtotal - Day rate revenues	341,323	222,309	668,122	423,702
Other revenues(1)	9,695	1,188	16,373	5,761
Total	$351,018	$223,497	$684,495	$429,463

Revenue producing days:
North Sea	540	289	1,080	544
Middle East	786	528	1,382	1,055
U.S. Gulf of Mexico	444	682	1,033	1,243
Other international	447	169	810	303
Total	2,217	1,668	4,305	3,145

Average day rate:(2)
North Sea	$234,480	$195,336	$231,111	$189,307
Middle East	$130,761	$123,648	$137,233	$126,153
U.S. Gulf of Mexico	$119,063	$118,724	$118,588	$118,479
Other international	$132,130	$115,982	$131,315	$133,198
Total	$153,957	$133,279	$155,197	$134,722

Utilization (by location):(3)
North Sea	99%	99%	99%	97%
Middle East	79%	58%	69%	58%
U.S. Gulf of Mexico	61%	75%	65%	70%
Other international	82%	62%	89%	61%
Total	79%	70%	77%	68%

Utilization (by classification):(3)
High-specification jack-up(4)	93%	84%	94%	83%
Premium jack-up(5)	63%	60%	57%	58%
Conventional jack-up	33%	33%	33%	25%

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

--

RESULTS OF OPERATIONS

Three months ended June 30, 2012, compared to three months ended June 30, 2011

Our operating results for the three months ended June 30, 2012 and 2011 are highlighted below (dollars in millions):

	Quarter ended June 30, 2012		Quarter ended June 30, 2011
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$351.0	100%	$223.5	100%
Operating costs	(188.1)	-54%	(104.6)	-47%
Depreciation expense	(61.3)	-17%	(40.8)	-18%
Selling, general and administrative expenses	(25.1)	-7%	(21.7)	-10%
Net gain on property disposals	2.0	1%	1.4	1%
Material charges and other operating expenses	(8.1)	-2%	(6.1)	-3%
Operating income	$70.4	20%	$51.7	23%

Revenues for the quarter ended June 30, 2012, increased by $127.5 million or 57% compared to the quarter ended June 30, 2011, as a result of the following (in millions):

Increase
(Decrease)

Rig additions	$81.5
Higher utilization of existing rigs	19.7
Higher average day rates for existing rigs	17.8
Revenues for reimbursable costs and other, net	8.5
Net increase	$127.5

During the period from May 2011 through the first quarter of 2012, operations commenced for five newly constructed rigs, including four in 2011 and one in 2012.  These five rigs contributed 399 incremental revenue-producing days in the second quarter of 2012 (18% of total revenue-producing days) compared to the second quarter of 2011.

Operating costs for the second quarter of 2012 increased by $83.5 million or 80% compared to the second quarter of 2011, as a result of the following (in millions):

Increase
(Decrease)

Operating costs attributable to fleet additions	$36.8
Higher operating costs of rigs previously in shipyard or in transit	19.6
Expansion of foreign shorebases	10.5
Reimbursable expenses	8.6
Other, net	8.0
Net increase	$83.5

Our operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses and material charges) was approximately 46% of revenues in 2012 compared to 53% in the second quarter of 2011.  Margins for the second quarter of 2012 were negatively impacted by higher rig personnel and maintenance costs, increased shorebase costs associated with expanded international operations and the impact of rigs in shipyards or in transit.  Depreciation increased by $20.5 million or 50% compared to the second quarter of 2011 due to rig additions.  Selling, general and administrative expenses increased by $3.4 million or 16% due primarily to increases in personnel and related costs.

Material charges of $8.1 million in the second quarter of 2012 consisted of legal and consulting fees incurred in connection with the Company’s redomestication.  Material charges in the second quarter of 2011 consisted of $6.1 million that was incurred in connection with the settlement of the Textron litigation relating to the loss of the Rowan Halifax in 2005.

--

Six months ended June 30, 2012, compared to Six months ended June 30, 2011

Our operating results for the six months ended June 30, 2012 and 2011 are highlighted below (dollars in millions):

	Six months ended June 30, 2012		Six months ended June 30, 2011
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$684.5	100%	$429.5	100%
Operating costs	(370.2)	-54%	(215.8)	-50%
Depreciation expense	(120.3)	-18%	(79.0)	-18%
Selling, general and administrative expenses	(48.2)	-7%	(42.5)	-10%
Net gain on property disposals	2.1	0%	1.4	0%
Material charges and other operating expenses	(12.7)	-2%	(6.1)	-1%
Operating income	$135.2	20%	$87.5	20%

Revenues for the six months ended June 30, 2012, increased by $255.0 million or 59% compared to the comparable prior-year period as a result of the following (in millions):

Increase
(Decrease)

Rig additions	$177.4
Higher utilization of existing rigs	45.7
Higher average day rates for existing rigs	21.3
Revenues for reimbursable costs and other, net	10.6
Net increase	$255.0

During the period from January 2011 through the first quarter of 2012, operations commenced for seven newly constructed rigs, including three EXL-class rigs and the Rowan Viking, Rowan Stavanger, and Rowan Norway in 2011, and the Joe Douglas in 2012.  These seven rigs contributed 823 incremental revenue-producing days in the first six months of 2012 (19% of total revenue-producing days) over the comparable prior-year period.

Operating costs for the six months ended June 30, 2012, increased by $154.4 million or 72% compared to the comparable prior-year period as a result of the following (in millions):

Increase
(Decrease)

Operating costs attributable to fleet additions	$76.9
Higher operating costs of rigs previously in shipyard or in transit	36.0
Expansion of foreign shorebases	17.8
Reimbursable expenses	10.9
Other, net	12.8
Net increase	$154.4

Our operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses and material charges) was approximately 46% of revenues in the first six months of 2012 compared to 50% in the first six months of 2011.  Margins for the 2012 period were negatively impacted by higher rig personnel and maintenance costs, increased shorebase costs associated with expanded international operations and the impact of rigs in shipyards or in transit.  Depreciation increased by $41.3 million or 52% over the 2011 period due to the rig additions.  Selling, general and administrative expenses increased by $5.7 million or 13% due primarily to increases in personnel and related costs.

Material charges of $12.7 million for the first six months of 2012 included $9.8 million of legal and consulting fees incurred in connection with the Company’s redomestication and a $2.9 million impairment charge for the carrying value of steel to reflect the price to be received by the Company under a sale contract.

--

Outlook

Our backlog by geographic area as of July 31, 2012 (the date of our most recent “Monthly Fleet Status Report”), and February 27, 2012 (as presented in our 2011 Form 10-K), is set forth below (in millions):

	July 31, 2012	February 27, 2012

Norway	$1,328	$1,302
Middle East	898	949
West Africa	683	-
U.K.	517	344
Southeast Asia	206	57
Egypt	156	172
U.S. Gulf of Mexico	146	109
Trinidad	98	132
Total backlog	$4,032	$3,065

We estimate our backlog will be realized as follows (in millions):

2012	$512
2013	1,219
2014	965
2015	671
2016	528
2017	137
Total backlog	$4,032

About 63% and 61% of our remaining available rig days in 2012 and 2013, respectively, were under contract or commitment as of July 31, 2012.

Our collective shipyard and transit time was approximately 11% of our available rig days during the second quarter of 2012, comparable to first quarter levels.  We currently expect shipyard and transit time to approximate 14% and 20% in the third and fourth quarters of 2012, respectively, due primarily to repair work on the EXL 1 following its collision with a tanker in May and unexpected shipyard time for the Cecil Provine.  As a result, despite projected higher average day rates following the startup of operations in Norway and Egypt, we expect our operating days and revenues in the third and fourth quarter to decline from second quarter levels.

Our fourth quarter estimate of shipyard time assumes our three Tarzan-class rigs working in Saudi Arabia will be in the shipyard for the entire quarter for customer-required well-control equipment upgrades.  The specific timing of these upgrades will be dictated by our customer's drilling plans and could be at least partly deferred into 2013.  Assuming no change to the current schedule, we expect shipyard and transit time to consume approximately 8% of our available rig days in 2013, compared to 14% projected for 2012.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios follows.  Balances have been adjusted to exclude assets and liabilities of discontinued operations (dollars in millions):

	June 30, 2012	Dec. 31, 2011

Cash and cash equivalents	$665.6	$438.9
Current assets (excluding assets of discontinued operations)	$1,090.7	$794.1
Current liabilities (excluding liabilities of discontinued operations)	$319.2	$323.4
Current ratio (excluding assets and liabilities of discontinued operations)	3.42	2.46
Current maturities of long-term debt	$98.8	$45.0
Long-term debt, less current maturities	$1,392.9	$1,089.3
Shareholders' equity	$4,440.3	$4,326.0
Long-term debt/total capitalization	0.24	0.20

--

Sources and uses of cash and cash equivalents are set forth below and include sources and uses from continuing and discontinued operations (in millions):

	Six months ended June 30,
	2012	2011

Net cash provided by operating activities	$162.8	$145.9
Proceeds from borrowings, net of issue costs	493.4	-
Proceeds from disposals of property and equipment	9.3	4.0
Proceeds from stock option exercises	-	16.5
Proceeds from sale of manufacturing operations	-	1,044.5
Capital expenditures	(290.8)	(931.0)
Repayments of borrowings	(139.6)	(26.1)
(Increase) decrease in restricted cash	(9.4)	15.3
Other	1.1	4.7
Total net sources	$226.8	$273.8

Operating Cash Flows

Cash flows from operations increased to $163 million in the first six months of 2012 from $146 million in the comparable period of 2011.  Cash flows from operations for the 2011 period include those attributable to our former manufacturing and land drilling businesses, which we sold in June and September of 2011, respectively.  As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company has chosen not to separately disclose cash flows pertaining to discontinued operations in its statement of cash flows, as permitted under US GAAP.  Operating cash flows for the 2012 period were positively impacted by the addition of seven newbuild rigs to the fleet in 2011 and 2012.

As of June 30, 2012, non-U.S. subsidiaries of Rowan Delaware held approximately $138 million of the $666 million of consolidated cash and cash equivalents, and Rowan Delaware’s undistributed earnings from non-U.S. subsidiaries considered to be reinvested outside the U.S. indefinitely totaled approximately $199 million.  Should Rowan Delaware make a distribution in the form of a dividend or otherwise, we may be subject to additional income taxes.  Given the growing significance of our international operations and their capital needs, we do not expect this permanent investment outside the U.S. to create any liquidity constraints for the foreseeable future.

On July 6, 2012, the President Obama signed the Moving Ahead for Progress in the 21st Century Act. This Act includes a provision that increases the interest rates used to determine plan sponsors' pension contributions for required funding purposes.  Although the IRS has not yet released the new interest rates, we expect the new rates will reduce our required pension contribution for the remainder of 2012 and for the years 2013 through 2016.

Investing Activities

As of June 30, 2012, the Company had three drillships under construction, the Rowan Renaissance, Rowan Resolute and Rowan Reliance.  Reference should be made to Note 6 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for the status of our newbuild rig projects.

In July 2012 Hyundai Heavy Industries Co., Ltd, the builder of the three drillships currently under construction, extended the Company’s option for construction of a fourth ultra-deepwater drillship to September 7, 2012.

Capital expenditures totaled $290.8 million for the first six months of 2012 and included the following:

•	$88.8 million towards construction of the Rowan Renaissance, Rowan Resolute and Rowan Reliance;
•	$15.9 million for completion of construction of the Joe Douglas;
•	$164.6 million for improvements to the existing fleet, including contractually required modifications; and
•	$21.5 million for rig equipment inventory and other.

For the remainder of 2012, we expect our capital expenditures to approximate $472 million, including $113 million towards construction of the Rowan Renaissance, Rowan Resolute and Rowan Reliance, $180 million for upgrades to existing rigs, shorebase

--

facilities and spare drilling equipment, $176 million pursuant to contractual requirements that will be partially reimbursed by customers, and $3 million for other items.

We expect to fund our capital expenditures for the remainder of 2012 from available cash, cash flows from operations, and amounts available under the Company’s revolving credit facility, if required.  We will periodically review and adjust the capital budget as appropriate based upon current and forecasted cash flows and liquidity, anticipated market conditions in our drilling business and alternative uses of capital to enhance shareholder value.

Financing Activities

In April 2012, MarAd, which had previously guaranteed the Company’s Title XI Notes, denied the Company’s request for consent with respect to the Company’s redomestication.  As a result, the Company redeemed $127.3 million aggregate principal amount of the Title XI Notes in the second quarter of 2012 for $141.1 million in cash, including principal, make-whole premiums and accrued interest.  In July 2012, the Company redeemed the remaining Title XI Note in the principal amount of $98.8 million for $110.4 million in cash, including principal, make-whole premium and accrued interest, and will recognize a pretax loss on debt extinguishment of $10.5 million in the third quarter.

In connection with the redomestication, on May 4, 2012, Rowan UK became a party to and a borrower and guarantor under the credit facility, dated September 16, 2010, among Rowan Delaware, Wells Fargo Bank, National Association, as administrative agent and lender, and certain other lenders.  Rowan UK entered into a guaranty in favor of the administrative agent for the benefit of the lenders whereby Rowan UK fully and unconditionally guarantees the obligations of Rowan Delaware under the credit facility.

Additionally, on May 4, 2012, Rowan UK and Rowan Delaware entered into a third supplemental indenture to the indenture dated as of July 21, 2009 between Rowan Delaware and U.S. Bank National Association, as indenture trustee, providing for unconditional and irrevocable guarantee by Rowan UK of Rowan Delaware’s 5% Senior Notes due 2017 and 7.875% Senior Notes due 2019, which had an aggregate outstanding principal balance as of June 30, 2012 of $900 million.  The Rowan UK guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

On May 21, 2012, Rowan UK, as guarantor, and its wholly owned subsidiary, Rowan Delaware, as issuer, completed the issuance and sale in a public offering of $500 million aggregate principal amount of 4.875% Senior Notes due 2022, at a price to the public of 99.333% of the principal amount.  Net proceeds were approximately $493 million, which were used, in part, to replenish cash used to redeem the Title XI Notes in the second and third quarters of 2012.  The 4.875% Notes will mature on June 1, 2022.  Interest on the 4.875% Notes is payable semi-annually on June 1 and December 1 of each year, commencing December 1, 2012.

Management believes that cash flows from operating activities, together with existing cash balances and amounts available under the Company’s $500 million revolving credit facility, if required, will be sufficient to satisfy the Company’s cash requirements for the following 12 months.

We were in compliance with all of our debt covenants at June 30, 2012, and we do not expect to encounter difficulty complying in the following twelve-month period.

Critical Accounting Policies and Management Estimates

The Company’s significant accounting policies are presented in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of our 2011 Form 10-K.  These policies, and management judgments, assumptions and estimates made in their application underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that our most critical accounting policies and management estimates involve carrying values of long-lived assets, pension and other postretirement benefit liabilities and costs (specifically, assumptions used in actuarial calculations), and income taxes (including our estimated reserves for uncertain tax positions), as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

During the quarter ended June 30, 2012, there have been no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

--

Recent Accounting Standards

There have been no new accounting standards issued that are expected to have a material effect on the Company’s financial statements upon adoption.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “could,” “may,” “might,” “should,” “will” and similar words and specifically include statements regarding expected financial performance; expected utilization, day rates, revenues, operating expenses, contract terms, contract backlog, capital expenditures, tax rates, insurance coverages, financing and funding sources; the timing of availability, delivery, mobilization, contract commencement or relocation or other movement of rigs; future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and costs and timing thereof; the suitability of rigs for future contracts; general market, business and industry conditions, trends and outlook; future operations; the impact of the Macondo well incident and increased regulatory oversight; expected contributions from our rig fleet expansion program and our entry into the deepwater market; expense management; and the likely outcome of legal proceedings or insurance or other claims and the timing thereof.

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

•	potential long-lived asset impairments; and
•	costs and uncertainties associated with the redomestication, or changes in foreign or domestic laws that could reduce or eliminate the anticipated benefits of the transaction.

In addition to the risks and uncertainties described above, you should also carefully read and consider the risk factors and forward-looking statement disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended by Form 10-K/A filed April 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding debt at June 30, 2012, consisted of an aggregate principal amount of $1.499 billion of fixed-rate notes bearing a weighted-average annual interest rate of 5.9%.  Due to the fixed-rate nature of our debt, we believe that our exposure to risk of earnings loss due to changes in market interest rates is not material.

We have a $500 million revolving credit facility that expires June 30, 2016.  There were no borrowings outstanding under the facility at June 30, 2012.

The majority of our transactions are denominated in United States dollars.  In order to reduce the impact of exchange rate fluctuations, we generally require customer payments to be in U.S. dollars and limit foreign currency holdings to the extent they are needed to pay liabilities of operations denominated in local currencies.

Fluctuating commodity prices affect our future earnings materially to the extent that they influence demand for our products and services.  As a general practice, we do not hold or issue derivative financial instruments and had no derivatives outstanding during the periods covered by this report.

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On the morning of May 2, 2012, while attempting to enter the Port of Corpus Christi Ship Channel, the tanker M/V FR8 PRIDE lost engine power and propulsion and collided with the Company’s EXL-1 rig, causing extensive damage to the rig.  As a result of the collision, on May 18, 2012, the Company filed suit in federal court in the Southern District of Texas, Corpus Christi Division, against the M/V FR8 PRIDE, FR8 Pride Shipping Corp. PTE. Ltd. (“FR8 Pride Shipping”), Thome Ship Management PTE. Ltd. (“Thome Ship Management”), Scorpio USA LLC, and Scorpio Panamax Tanker Pool Ltd., believed to be the M/V FR8 PRIDE’s owners and operators.  The Company maintains that the M/V FR8 PRIDE failed to properly overtake the EXL-1, that the mechanical, electrical, and safety systems of M/V FR8 PRIDE were not properly maintained, and that navigational regulations were violated, and seeks damages primarily for repairs to and loss of use of the rig.  The Company has estimated the costs to repair the rig at approximately $29 million, which will be recognized as the costs are incurred.  Costs incurred through June 30, 2012, were not significant.  At this time, however, the Company’s total damages cannot be calculated, as the loss of use of the rig is dependent on the duration of the ongoing repairs required to return the rig to service.  The initial scheduling conference in this case is set for August 17, 2012.

In response to the Company’s suit, FR8 Pride Shipping and Thome Ship Management filed a complaint for exoneration from or limitation of liability, pursuant to the Limitation of a Shipowner’s Liability Act (the “Act”), in federal court in the Southern District of Texas, Corpus Christi Division.  Under the Act, a vessel owner is liable only to the extent of the post-accident value of the vessel plus freight pending as long as the incident’s cause(s) were beyond the knowledge or privity of the vessel owner.  Pursuant to the Act, litigation arising from the incident is stayed, and claimants are directed to file their claims in the limitation proceeding.  Additionally, a limitation fund is established, from which legitimate claims are paid.  Limitable claims include those for personal injury, wrongful death, and damage to property.  Ultimately, the court determines whether the vessel and its owner are liable, whether liability should be limited, the amount of just claims, and how to distribute funds to claimants.

In their complaint, the tanker owners contend that the loss of main engine power and the resulting collision were unavoidable accidents. The Company has answered the complaint and filed a claim in the Limitation Action, which parallels its prior-filed suit.  On June 18, 2012, the Court entered an order establishing security in the amount of $20 million.  To date, this bond has not been posted by the tanker interests.  In order to ensure some form of security for its claims, the Company moved the Court for seizure of the tanker.  On June 27, 2012, the Court granted the Company’s motion and seizure was effected by the U.S. Marshal that same date.  The M/V FR8 PRIDE will remain under arrest until the $20 million security is posted.

At this time, both suits are in the preliminary stages of litigation.  In the event the tanker owners are successful in their limitation, we have put our insurers on notice of a potential claim for physical damage to the rig.  However, our insurance claim is being deferred pending the outcome of the litigation.  Any such claim is subject to a $25 million deductible.  Although management believes its claims are legally and factually strong, it cannot presently predict the ultimate outcome of this litigation.

We are from time to time a party to various lawsuits filed by current or former employees that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on our drilling rigs.  At June 30, 2012, there were approximately 21 asbestos related lawsuits in which we are one of many defendants.  These lawsuits have been filed in the state courts of Louisiana, Mississippi and Texas.  We intend to vigorously defend against the litigation.  We are unable to predict the ultimate outcome of these lawsuits; however, we do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.  No amounts were accrued at June 30, 2012, for these asbestos related lawsuits.

We are involved in various other legal proceedings incidental to our businesses and are vigorously defending our position in all such matters.  We believe that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth in our 2011 Annual Report on Form 10-K and below, in addition to other information in such annual report and in this Quarterly Report on Form 10-Q.  These risk factors are important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Changes in domestic and foreign laws, including tax law changes, could adversely affect Rowan UK, its subsidiaries and its shareholders.

Changes in tax laws, regulations or treaties or the interpretation or enforcement thereof in the U.S., the U.K. or other jurisdictions, including any such changes resulting in a material change in the U.S. and U.K. tax rates relative to each other, could adversely affect the tax consequences of the redomestication to the Company and its shareholders and/or our effective tax rate (whether associated with the redomestication or otherwise).

--

The expected benefits of the redomestication may not be realized.

We cannot be assured that the benefits of the redomestication will be achieved, particularly those subject to factors beyond our control. These factors include such things as the reactions of third parties with whom we do business and the reactions of investors, analysts and U.K. and U.S. taxing authorities.

We operate through subsidiaries in various countries throughout the world including the United States. During the second quarter 2012, we completed our redomestication to the UK. Consequently, we are or may become subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the UK, U.S. or any other jurisdictions in which we or any of our subsidiaries operate or are resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the UK, U.S., or other taxing authorities successfully challenge our application and/or interpretation of such laws, treaties and regulations or valuations and methodologies or other supporting documentation, we may not experience the level of tax benefits we anticipate or we may be subject to adverse tax consequences, which could have a material adverse effect on us. In addition, our realization of expected tax benefits is based upon the assumption that we take successful planning steps and that we maintain and execute adequate processes to support our planning activities. If we fail to do so, we may not achieve the expected benefits. Even if we are successful in maintaining our positions, we may incur significant expense in contesting positions asserted or claims made by tax authorities.

We also could be subject to future audits conducted by various tax authorities, and the resolution of such audits could significantly impact our effective tax rate in future periods, as would any reclassification or other matter (such as changes in applicable accounting rules) that increases the amounts we have provided for income taxes in our consolidated financial statements. There can be no assurance that we would be successful in attempting to mitigate the adverse impacts resulting from any changes in law, audits and other matters. Our inability to mitigate the negative consequences of any changes in the law, audits and other matters could cause our effective tax rate to increase and our results of operations to be negatively impacted.

Our effective tax rates and the benefits are also subject to a variety of other factors, many of which are beyond our ability to control, such as changes in the rate of economic growth in the U.K. and the U.S., the financial performance of our business in various jurisdictions, currency exchange rate fluctuations (especially as between the British pound and the U.S. dollar), and significant changes in trade, monetary or fiscal policies of the U.K. or the U.S., including changes in interest rates.

Further, realization of the logistical and operational benefits of the redomestication is also dependent on a variety of factors including the geographic regions in which our rigs are deployed, the location of the business unit offices that oversee our global offshore contract drilling operations, the locations of our customer's corporate offices and principal areas of operation and the location of our investors. If events or changes in circumstances occur affecting the aforementioned factors, we may not be able to realize the expected logistical and operational benefits of the redomestication.

The enforcement of civil liabilities against Rowan UK may be more difficult.

Because Rowan UK is a public limited company incorporated under English law, investors could experience more difficulty enforcing judgments obtained against Rowan UK in U.S. courts than would be the case for U.S. judgments obtained against a U.S. company.  In addition, it may be more difficult (or impossible) to bring some types of claims against Rowan UK in courts in the U.K. than it would be to bring similar claims against a U.S. company in a U.S. court.

As a result of increased shareholder approval requirements, we may have less flexibility as a U.K. public limited company than as a Delaware corporation with respect to certain aspects of capital management.

Under Delaware law, directors may issue, without further stockholder approval, any shares authorized in a company’s certificate of incorporation that are not already issued or reserved. Delaware law also provides substantial flexibility in establishing the terms of preferred shares.  However, English law provides that a board of directors may generally only allot shares with the prior authorization of shareholders, such authorization being up to the aggregate nominal amount of shares and for a maximum period of five years.

English law also generally provides shareholders with preemptive rights when new shares are issued for cash.  However, it is possible for the articles of association, or shareholders in a general meeting, to exclude preemptive rights for a maximum period of up to five years from the date of adoption of the exclusion.

English law also generally prohibits a company from repurchasing its own shares by way of “off market purchases” without the prior approval of shareholders by special resolution (i.e., 75% of votes cast), which approval lasts for a maximum period of five years. English law prohibits Rowan UK from conducting “on market purchases” as its shares will not be traded on a recognized investment exchange in the U.K.

--

Prior to the redomestication, resolutions were adopted to authorize the allotment of a certain amount of shares, exclude certain preemptive rights and permit off market purchases, in each case without further shareholder approval, but these authorizations will expire in 2017 unless further approved by our shareholders prior to the expiration date.

We cannot assure you that situations will not arise where UK shareholder approval requirements for the extension or expansion of any of these actions would deprive our shareholders of substantial capital management benefits.

The redomestication will result in additional ongoing costs to us.

The redomestication will result in an increase in some of our ongoing expenses and require us to incur some new expenses. Some costs, including those related to holding worldwide operational management meetings and holding board and shareholder meetings in the U.K., are expected to be higher than would be the case if we did not expand our presence in the U.K. We also expect to incur new expenses, including professional fees, to comply with U.K. corporate and tax laws.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 4, 2012, in connection with the redomestication, Rowan Delaware canceled 3,370,418 shares held in treasury and contributed 500,000 Class A ordinary shares to a newly established employee benefit trust (“EBT”) for purposes of the Company’s share-based compensation arrangements.  The EBT may be used to issue shares under such arrangements or to acquire shares from participants upon forfeiture of unvested awards or in satisfaction of tax withholding requirements.  Shares held by the EBT are treated as treasury stock for accounting purposes, and are not eligible for voting or receipt of dividends.

The following table presents information with respect to purchases of our shares during the second quarter of 2012:

Month ended	Total number of shares purchased 1	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs 2	Approximate dollar value of shares that may yet be purchased under the plans or programs2

Balance forward				$24,987,408
April 30, 2012	7,246	$30.98	-	24,987,408
May 31, 2012	49,473	$30.10	-	24,987,408
June 30, 2012	-	-	-	24,987,408
Total	56,719	$30.21	-

1 The total number of shares purchased includes (i) shares purchased, if any, pursuant to a publicly announced share repurchase program described in note 2 below and (ii) shares acquired from employees and non-employee directors directly by the Company prior to May 4, 2012, and thereafter by an affiliated Employee Benefit Trust, for the purpose of satisfying tax withholding obligations in connection with shares issued under share-based compensation arrangements. There were no shares repurchased under the Company's share repurchase program during the quarter.

2 On July 25, 2012, the Board of Directors of Rowan UK, as successor issuer to Rowan Delaware, approved the continuation of the previously announced $150 million share repurchase program, of which approximately $25 million remains available. Share repurchases may be commenced or suspended from time to time without prior notice. Any shares acquired under the share repurchase program will be canceled.

At June 30, 2012, restrictive provisions in the Company’s debt agreements would permit the Company to make distributions of up to $656 million to shareholders.  However, future dividends, if any, will only be paid from distributable profits at the discretion of the Board of Directors.

Item 6.  Exhibits

The following is a list of exhibits filed with this Form 10-Q.  Each of the following exhibits is filed herewith, unless otherwise indicated below as being incorporated by reference to another filing of the Company:

2.1
Agreement and Plan of Merger and Reorganization by and between Rowan Companies, Inc. and Rowan Mergeco, LLC, dated February 27, 2012 (incorporated by reference to Annex A of the Registration Statement on Form S-4 filed by Rowan Companies Limited on February 27, 2012 with the Securities and Exchange Commission (File No. 1-5491)).

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated April 12, 2012 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 12, 2012).
3.1	Articles of Association of Rowan Companies plc (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 4, 2012).
4.1	Form of Share Certificate for Rowan Companies plc (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on May 4, 2012).
4.2
Indenture for Senior Debt Securities dated as of July 21, 2009 between Rowan Companies, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-3 filed on May 16, 2012 (File No. 333-181455)).

4.3
Third Supplemental Indenture, dated as of May 4, 2012, among Rowan Companies, Inc., Rowan Companies plc and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on May 4, 2012).

4.4
Fourth Supplemental Indenture dated as of May 21, 2012, among Rowan Companies, Inc., Rowan Companies plc and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 21, 2012).

4.5	Form of 4.875% Senior Note due 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on May 21, 2012).
10.1
Amendment to the Rowan Companies, Inc. Restated 1988 Nonqualified Stock Option Plan, effective May 4, 2012 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 4, 2012).

10.2
Amendment to the Rowan Companies, Inc. 1998 Nonemployee Director Stock Option Plan, effective May 4, 2012 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on May 4, 2012).

10.3
Amendment to the 2005 Rowan Companies, Inc. Long-Term Incentive Plan, effective May 4, 2012 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on May 4, 2012).

10.4
2009 Rowan Companies, Inc. Incentive Plan (as Amended and Restated and as Assumed and Adopted by the Company, effective May 4, 2012) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 4, 2012).

10.5
Form of Share Appreciation Right Notice pursuant to the 2009 Rowan Companies, Inc. Incentive Plan (as Amended and Restated and as Assumed and Adopted by the Company, effective May 4, 2012) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 4, 2012).

10.6
Form of Restricted Share Unit Notice pursuant to the 2009 Rowan Companies, Inc. Incentive Plan (as Amended and Restated and as Assumed and Adopted by the Company, effective May 4, 2012) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 4, 2012).

10.7
Form of Restricted Share Notice pursuant to the 2009 Rowan Companies, Inc. Incentive Plan (as Amended and Restated and as Assumed and Adopted by the Company, effective May 4, 2012) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 4, 2012).

10.8*
Form of Non-Employee Director Restricted Share Unit Notice pursuant to 2009 Rowan Companies, Inc. Incentive Plan (as Amended and Restated and as Assumed and Adopted by Rowan Companies plc, effective May 4, 2012).

10.9
Amendment No. 2 to Credit Agreement, dated as of May 4, 2012, among Rowan Companies, Inc., Rowan Companies plc and Wells Fargo Bank, National Association, as Swingline Lender, Issuing Lender, a Lender and Administrative Agent (includes the conformed copy of the Credit Agreement, dated as of September 16, 2010) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 4, 2012).

10.10
Guaranty, dated as of May 4, 2012, by Rowan Companies plc, as Guarantor, in favor of Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 4, 2012).

10.11	Deed of Assumption, dated May 4, 2012, executed by the Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 4, 2012).
10.12	Form of Supplement to Change in Control Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on May 4, 2012).
10.13	Form of Deed of Indemnity of Rowan Companies plc (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on May 4, 2012).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

__________________
* Filed herewith.

--

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROWAN COMPANIES PLC
(Registrant)

Date: August 3, 2012	/s/ W. H. WELLS
W. H. Wells
Senior Vice President,
Chief Financial Officer and Treasurer

Date: August 3, 2012	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Vice President and Controller
(Chief Accounting Officer)