Form 10-Q
period 2012-09-30
ROWAN COMPANIES PLC
filed 2012-11-08
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

(713) 621-7800
(Registrant's telephone number, including area code)

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

The number of Class A ordinary shares, $0.125 par value, outstanding at October 31, 2012, was 124,194,069.

ROWAN COMPANIES PLC

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$328,290	$438,853
Receivables - trade and other	403,465	283,592
Prepaid expenses and other current assets	64,895	44,586
Deferred tax assets - net	42,899	27,023
Assets of discontinued operations	26,948	27,661
Total current assets	866,497	821,715

PROPERTY, PLANT AND EQUIPMENT - at cost:
Drilling equipment	6,671,638	6,179,587
Construction in progress	738,439	711,558
Other property and equipment	136,955	138,177
Property, plant and equipment - gross	7,547,032	7,029,322
Less accumulated depreciation and amortization	1,525,083	1,350,609
Property, plant and equipment - net	6,021,949	5,678,713

Other assets	100,400	97,417

TOTAL ASSETS	$6,988,846	$6,597,845

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except shares)
(Unaudited)

	September 30,	December 31,
	2012	2011
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$-	$45,023
Accounts payable - trade	90,101	111,082
Deferred revenues	35,975	36,220
Accrued pension and other postretirement benefits	14,515	55,244
Accrued compensation and related employee costs	41,520	31,205
Accrued income taxes	7,619	9,878
Accrued interest	17,682	25,477
Other current liabilities	21,036	9,237
Liabilities of discontinued operations	21,255	25,005
Total current liabilities	249,703	348,371

Long-term debt - less current maturities	1,393,151	1,089,335
Other liabilities	380,430	357,709
Deferred income taxes - net	487,251	476,443
Commitments and contingent liabilities (Note 6)	-	-

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value, 124,734,407 shares issued at September 30, 2012	15,592	-
Common stock, $0.125 par value, 150,000,000 shares authorized and
127,577,530 shares issued at December 31, 2011	-	15,947
Additional paid-in capital	1,367,208	1,478,233
Retained earnings	3,312,893	3,186,362
Cost of 548,264 and 3,996,465 treasury shares, respectively	(1,914)	(128,884)
Accumulated other comprehensive loss	(215,468)	(225,671)
Total shareholders' equity	4,478,311	4,325,987

TOTAL LIABILITIES AND EQUITY	$6,988,846	$6,597,845

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

REVENUES	$353,910	$234,698	$1,038,405	$664,161

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	188,152	129,767	558,405	345,558
Depreciation and amortization	63,027	50,306	183,323	129,267
Selling, general and administrative	25,780	22,629	73,934	65,172
(Gain) loss on disposals of property and equipment	(559)	14	(2,678)	(1,408)
Material charges and other operating expenses	18,174	20	30,871	6,120
Total costs and expenses	294,574	202,736	843,855	544,709

INCOME FROM OPERATIONS	59,336	31,962	194,550	119,452

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(13,690)	(4,233)	(37,940)	(17,001)
Loss on extinguishment of debt	(10,456)	-	(22,223)	-
Interest income	263	277	523	338
Other - net	(505)	(458)	710	(1,177)
Total other income (expense) - net	(24,388)	(4,414)	(58,930)	(17,840)

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	34,948	27,548	135,620	101,612
Provision (benefit) for income taxes	8,533	(3,876)	2,858	(1,010)

NET INCOME FROM CONTINUING OPERATIONS	26,415	31,424	132,762	102,622

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net of tax	1,164	(1,213)	(6,231)	1,047
Gain on sale of discontinued operations, net of tax	-	163,598	-	588,071
	1,164	162,385	(6,231)	589,118

NET INCOME	$27,579	$193,809	$126,531	$691,740

INCOME (LOSS) PER SHARE - BASIC:
Income from continuing operations	$0.21	$0.25	$1.08	$0.82
Discontinued operations	$0.01	$1.30	$(0.05)	$4.69
Net income	$0.22	$1.55	$1.03	$5.51

INCOME (LOSS) PER SHARE - DILUTED:
Income from continuing operations	$0.21	$0.25	$1.07	$0.81
Discontinued operations	$0.01	$1.28	$(0.05)	$4.64
Net income	$0.22	$1.53	$1.02	$5.45

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

NET INCOME	$27,579	$193,809	$126,531	$691,740

Other comprehensive income, net of tax:
Pension and other postretirement benefit adjustments, net of income taxes of $1,845 and $5,494, respectively:
Amortization of net loss	4,131	-	12,305	-
Amortization of transition obligation	77	-	231	-
Amortization of prior service cost	(782)	-	(2,333)	-

OTHER COMPREHENSIVE INCOME	3,426	-	10,203	-

COMPREHENSIVE INCOME	$31,005	$193,809	$136,734	$691,740

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2012	2011

CASH PROVIDED BY (USED IN) OPERATIONS:
Net income	$126,531	$691,740
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	183,323	150,236
Deferred income taxes	(5,068)	(30,880)
Provision for pension and postretirement benefits	27,813	12,059
Stock-based compensation expense	20,108	14,264
Gain on disposals of property, plant and equipment	(2,678)	(3,932)
Gain on sale of manufacturing operations	-	(662,448)
Gain on sale of land drilling operations	-	(214,803)
Postretirement benefit claims paid	(3,050)	(2,188)
Contributions to pension plans	(41,761)	(53,169)
Asset impairment charges	2,896	-
Write-off of deferred debt issuance costs	690	-
Changes in current assets and liabilities:
Receivables - trade and other	(115,873)	(41,570)
Inventories	-	(104,468)
Prepaid expenses and other current assets	(20,029)	(3,538)
Accounts payable	(1,115)	60,785
Accrued income taxes	(2,259)	212,352
Deferred revenues	(245)	44,929
Billings in excess of costs and estimated profits on uncompleted contracts	-	29,493
Other current liabilities	10,349	(7,449)
Net changes in other noncurrent assets and liabilities	9,870	36,596
Net cash provided by operations	189,502	128,009

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(566,089)	(1,155,108)
Proceeds from sale of manufacturing operations	-	1,050,720
Proceeds from sale of land drilling operations	-	509,818
(Increase) decrease in restricted cash	-	15,265
Proceeds from disposals of property, plant and equipment	10,553	5,478
Net cash provided by (used in) investing activities	(555,536)	426,173

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings	493,415	-
Debt issue costs	(799)	-
Repayments of borrowings	(238,453)	(38,412)
Payments to acquire treasury stock	-	(80,924)
Excess tax benefits from share-based compensation	1,153	5,128
Proceeds from stock options	155	15,107
Net cash provided by (used in) financing activities	255,471	(99,101)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(110,563)	455,081
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	438,853	437,479
CASH AND CASH EQUIVALENTS, END OF PERIOD	$328,290	$892,560

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares outstanding	Class A ordinary shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity

Balance, January 1, 2011	126,294	$15,794	$1,433,999	$2,449,521	$(1,509)	$(145,495)	$3,752,310
Shares issued under share-based compensation plans	1,178	150	14,957	-	(1,604)	-	13,503
Shares reacquired	(2,508)	-	-	-	(80,924)	-	(80,924)
Share-based compensation	-	-	16,766	-	-	-	16,766
Excess tax benefit from share-based compensation plans	-	-	5,128	-	-	-	5,128
Net income	-	-	-	691,740	-	-	691,740
Balance, September 30, 2011	124,964	$15,944	$1,470,850	$3,141,261	$(84,037)	$(145,495)	$4,398,523

Balance, January 1, 2012	123,581	$15,947	$1,478,233	$3,186,362	$(128,884)	$(225,671)	$4,325,987
Shares issued under share-based compensation plans	553	64	(21,362)	-	17,483	-	(3,815)
Share-based compensation	-	-	18,252	-	-	-	18,252
Excess tax benefit from share-based compensation plans	-	-	1,153	-	-	-	1,153
Retirement benefit adjustments, net of taxes of $5,494	-	-	-	-	-	10,203	10,203
Cancelation of treasury shares	-	(419)	(109,068)	-	109,487	-	-
Other	52	-	-	-	-	-	-
Net income	-	-	-	126,531	-	-	126,531
Balance, September 30, 2012	124,186	$15,592	$1,367,208	$3,312,893	$(1,914)	$(215,468)	$4,478,311

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

The Company is a major provider of international and domestic offshore oil and gas contract drilling services and provides its services utilizing a fleet of 31 self-elevating mobile offshore “jack-up” drilling units.  The Company’s primary focus is on high-specification and premium jack-up rigs, which its customers use for exploratory and development drilling and, in certain areas, well workover operations.  Additionally, the Company has four ultra-deepwater drillships under construction, the first of which is scheduled for delivery in late 2013.

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

In June and September 2011, the Company completed the sales of its manufacturing subsidiary, LeTourneau Technologies, Inc (“LeTourneau”) and its land drilling operations, respectively.  Manufacturing operations were previously reported as the “Drilling Products and Systems” and the “Mining, Forestry and Steel Products” segments, and land drilling operations were previously reported as a component of the “Drilling Services” segment.  The Company does not currently segment its continuing offshore drilling business for reporting purposes.  Results of the former manufacturing and land drilling operations are classified as discontinued operations in the statement of income (see Note 2, “Discontinued Operations”).  As permitted under US GAAP, the Company has chosen not to separately disclose cash flows pertaining to discontinued operations in the Condensed Consolidated Statement of Cash Flows.

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 – Discontinued Operations

In June and September 2011, the Company completed the sales of its manufacturing and land drilling operations, respectively.  Discontinued operations for the 2012 periods primarily consisted of write-offs of receivables assumed and a working capital adjustment to the sale price of the land drilling business, among other items. The following table sets forth the components of “Discontinued operations, net of tax” (in thousands):

	2012			2011
	Manufacturing	Drilling	Total	Manufacturing	Drilling	Total
Three months ended September 30:
Revenues	$-	$-	$-	$-	$35,804	$35,804

Pretax income (loss)	$1,666	$(23)	$1,643	$(8,449)	$6,429	$(2,020)
Provision (benefit) for
taxes on income	2,090	(1,611)	479	(312)	(495)	(807)
Income (loss) from discontinued
operations, net of tax	(424)	1,588	1,164	(8,137)	6,924	(1,213)

Pretax gain on sale of
discontinued operations	-	-	-	9,571	214,803	224,374
Provision for tax on gain on sale	-	-	-	990	59,786	60,776
Gain on sale of discontinued
operations, net of tax	-	-	-	8,581	155,017	163,598

Discontinued operations, net of tax	$(424)	$1,588	$1,164	$444	$161,941	$162,385

Nine months ended September 30:
Revenues	$-	$-	$-	$224,488	$128,318	$352,806

Pretax income (loss)	$(2,314)	$(3,463)	$(5,777)	$(9,399)	$16,083	$6,684
Provision (benefit) for
taxes on income	3,269	(2,815)	454	2,694	2,943	5,637
Income (loss) from discontinued
operations, net of tax	(5,583)	(648)	(6,231)	(12,093)	13,140	1,047

Pretax gain on sale of
discontinued operations	-	-	-	670,448	214,803	885,251
Provision for tax on gain on sale	-	-	-	237,394	59,786	297,180
Gain on sale of discontinued
operations, net of tax	-	-	-	433,054	155,017	588,071

Discontinued operations, net of tax	$(5,583)	$(648)	$(6,231)	$420,961	$168,157	$589,118

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the sale of LeTourneau, the Company took ownership of a land rig that LeTourneau was constructing on behalf of a customer, plus a related customer deposit.  The Company is holding the asset for sale.  The asset and related deposit are classified as other assets and deferred revenues, respectively, in the table below (in thousands):

	September 30, 2012			December 31, 2011
	Manufacturing	Drilling	Total	Manufacturing	Drilling	Total

Receivables - trade and other	$-	$-	$-	$-	$4,000	$4,000
Other assets	26,948	-	26,948	23,661	-	23,661
Assets of discontinued operations	$26,948	$-	$26,948	$23,661	$4,000	$27,661

Deferred revenues	$20,122	$-	$20,122	$20,122	$-	$20,122
Other current liabilities	1,133	-	1,133	1,183	3,700	4,883
Liabilities of discontinued operations	$21,255	$-	$21,255	$21,305	$3,700	$25,005

Note 3 – Earnings Per Share

A reconciliation of basic and diluted shares follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Average common shares outstanding - basic	123,132	125,237	122,947	125,546
Effect of dilutive securities - share-based compensation	905	1,207	850	1,410
Average common shares - diluted	124,037	126,444	123,797	126,956

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Employee and director share options	42	42	42	42
Share appreciation rights	566	314	616	257
Total potentially dilutive shares	608	356	658	299

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4 – Pension and Other Postretirement Benefits

The Company provides defined-benefit pension, health care and life insurance benefits upon retirement for certain full-time employees.

Recognized net periodic pension cost included the following components (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Service cost	$2,750	$3,142	$8,192	$9,323
Interest cost	7,653	7,802	22,791	23,152
Expected return on plan assets	(9,469)	(8,445)	(28,203)	(25,058)
Recognized actuarial loss	4,887	(7,221)	18,691	4,294
Settlement loss	5,126	-	5,126	-
Amortization of prior service cost	(1,171)	(1,684)	(3,488)	(4,996)
Total net pension cost	$9,776	$(6,406)	$23,109	$6,715
Less: Discontinued operations	(1,370)	(11,450)	54	(6,855)
Continuing operations	$11,146	$5,044	$23,055	$13,570

Recognized other postretirement benefit cost included the following components (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Service cost	$463	$547	$1,378	$1,623
Interest cost	952	1,064	2,836	3,158
Recognized actuarial loss	82	75	243	221
Amortization of transition obligation	120	167	357	495
Amortization of prior service cost	(37)	(52)	(110)	(153)
Total other postretirement benefit cost	$1,580	$1,801	$4,704	$5,344
Less: Discontinued operations	-	399	-	1,618
Continuing operations	$1,580	$1,402	$4,704	$3,726

During the nine months ended September 30, 2012, the Company contributed $44.8 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $1.4 million during the remainder of 2012.

Under the terms of the sale agreements of the Company’s manufacturing and land drilling operations, the Company retained pension assets and liabilities related to employees of the former operations.  As a result, the Company may be required to make additional contributions to the plan in excess of currently estimated amounts.  Management does not believe that any such additional contributions will have a material effect on the Company’s financial position, results of operations or cash flows.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5 – Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011

3.158% Title XI note payable, due July 2012, secured by the Bob Palmer	$-	$104,047
5.88% Title XI note payable, due March 2012, secured by the Gorilla VI	-	7,109
2.80% Title XI note payable, due October 2013, secured by the Gorilla VII	-	30,898
5% Senior Notes, due September 2017, net of discount (5.1% effective rate)	398,606	398,394
4.33% Title XI note payable, due May 2019, secured by the Scooter Yeargain	-	45,598
7.875% Senior Notes, due August 2019, net of discount (8.0% effective rate)	497,759	497,511
3.525% Title XI note payable, due May 2020, secured by the Bob Keller	-	50,801
4.875% Senior Notes, due June 2022, net of discount (5.0% effective rate)	496,786	-
Total long-term debt	1,393,151	1,134,358
Less: Current maturities	-	(45,023)
Long-term debt, excluding current maturities	$1,393,151	$1,089,335

In April 2012, the U.S. Department of Transportation Maritime Administration (“MarAd”), which had previously guaranteed certain of the Company’s debt securities under the Title XI Federal Ship Financing Program (the “Title XI Notes”), denied the Company’s request for consent with respect to the redomestication.  As a result, the Company redeemed $127.3 million aggregate principal amount of the Title XI Notes in the second quarter of 2012 for $141.1 million in cash, including principal, make-whole premiums and accrued interest, and recognized a pretax loss on debt extinguishment of $11.8 million, including $0.3 million of noncash deferred financing costs.  In July 2012, the Company redeemed the remaining Title XI Note in the principal amount of $98.8 million for $110.4 million in cash, including principal, make-whole premium and accrued interest, and recognized a pretax loss on debt extinguishment of $10.5 million, including $0.4 million of noncash deferred financing costs, in the third quarter.

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

Additionally, on May 4, 2012, Rowan UK and Rowan Delaware entered into a third supplemental indenture to the indenture dated as of July 21, 2009, between Rowan Delaware and U.S. Bank National Association, as indenture trustee, providing for an unconditional and irrevocable guarantee by Rowan UK of Rowan Delaware’s 5% Senior Notes due 2017 and 7.875% Senior Notes due 2019, which had an aggregate outstanding principal balance of $900 million at September 30, 2012.  The Rowan UK guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

On May 21, 2012, Rowan UK, as guarantor, and its 100% owned subsidiary, Rowan Delaware, as issuer, completed the issuance and sale in a public offering of $500 million aggregate principal amount of 4.875% Senior Notes due 2022 (the “4.875% Notes”), at a price to the public of 99.333% of the principal amount.  Net proceeds were approximately $493 million, which were used, in part, to replenish cash used to redeem the Title XI Notes in the second and third quarters of 2012.  The 4.875% Notes will mature on June 1, 2022.  Interest on the 4.875% Notes is payable semi-annually on June 1 and December 1 of each year, commencing December 1, 2012.

The 4.875% Notes are Rowan Delaware’s senior unsecured obligations and rank senior in right of payment to all of its subordinated indebtedness and pari passu in right of payment with any of Rowan Delaware’s existing and future senior indebtedness, including its 5% Senior Notes due 2017, 7.875% Senior Notes due 2019, and any indebtedness under Rowan Delaware’s senior revolving credit facility.  The 4.875% Notes rank effectively junior to Rowan Delaware’s future secured indebtedness, if any, to the extent of the value of its assets constituting collateral securing that indebtedness and to all existing and future indebtedness of its subsidiaries (other than indebtedness and liabilities owed to Rowan Delaware).  The 4.875% Notes are fully and unconditionally guaranteed on a senior unsecured basis by Rowan UK.

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

As of September 30, 2012, no principal payments will be required with respect to our outstanding notes during the remainder of 2012 through 2016, and $400 million becomes due in September 2017.

Note 6 – Commitments and Contingent Liabilities

In September 2012, the Company exercised its option with Hyundai Heavy Industries Co., Ltd (“Hyundai”) for the construction of a fourth ultra-deepwater drillship at its Ulsan, South Korea, shipyard scheduled for delivery in March 2015.  The agreement with Hyundai also includes an option for a similar fifth drillship exercisable in the fourth quarter of 2012, for delivery in the third quarter of 2015.

The following table presents the status of the Company’s rig construction program as of September 30, 2012.  Amounts include capitalized interest and an estimate for project contingencies (in millions):

	Expected delivery date	Total estimated project costs	Total costs incurred through September 30, 2012	Projected costs for the remainder of 2012	Projected costs in 2013	Projected costs in 2014	Projected costs in 2015	Total future costs

Rowan Renaissance	Dec-13	$731	$195	$34	$491	$11	$-	$536
Rowan Resolute	Jun-14	739	184	9	159	387	-	555
Rowan Reliance	Oct-14	731	184	2	66	475	4	547
Drillship No. 4	Mar-15	757	167	4	50	49	487	590
		$2,958	$730	$49	$766	$922	$491	$2,228

The Company periodically employs letters of credit or other bank-issued guarantees in the normal course of its businesses, and had outstanding letters of credit of approximately $26.1 million at September 30, 2012.

As previously reported, on May 2, 2012, as the EXL I was being towed toward a shipyard in south Texas in preparation for its mobilization to Indonesia, a passing tanker lost power and collided with the rig.  All personnel aboard the rig were evacuated safely, but the port side of the rig sustained substantial damage.  The cost to repair the rig is currently estimated to be approximately $14.1 million, which is being recognized as the costs are incurred.  As of September 30, 2012, we had incurred repair costs totaling $8.9 million.  The Company has filed suit against who it believes are the tanker’s owners and operators and seeks damages primarily for repairs to and loss of use of the rig.  The tanker owners have sought relief under the Limitation of a Shipowner’s Liability Act, claiming that damages should be limited to the post-accident value of the tanker plus freight.  At this time, both suits are in the preliminary stages of litigation.  The Court has set a trial date of October 14, 2013.  In the event the tanker owners are successful in their limitation, we believe our potential insurance claims for physical damage would be below our $25 million deductible.  Management believes the Company’s claims are legally and factually strong; however, it cannot reasonably estimate the ultimate outcome of the litigation.

In 2009, the Company recognized a $25.4 million tax benefit as a result of applying the facts of a third-party tax case to the Company’s situation.  That case provided a more favorable tax treatment for certain foreign contracts entered into in prior years.  In

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2011, the IRS issued an assessment contesting our claim.  We plan to vigorously defend our position and continue to believe that we will more likely than not prevail.

We are from time to time a party to various lawsuits filed by current or former employees that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on our drilling rigs.  At September 30, 2012, there were approximately 21 asbestos related lawsuits in which we are one of many defendants.  These lawsuits have been filed in the state courts of Louisiana, Mississippi and Texas.  We intend to vigorously defend against the litigation.  We are unable to predict the ultimate outcome of these lawsuits; however, we do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

The Company is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters.  Management believes that there are no known contingencies, claims or lawsuits that could have a material effect on its financial position, results of operations or cash flows.

Note 7 – Share-Based Compensation

On March 7, 2012, the Company granted restricted shares and share appreciation rights with a grant-date fair value aggregating $26.4 million.  The awards vest in one-third annual increments over a three-year service period.  The aggregate fair value, net of estimated forfeitures, was $24.9 million, which will be amortized on a straight-line basis over three years from the grant date.  The Company uses the simplified method for determining the expected life of share appreciation rights because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, as permitted under US GAAP.

Additionally, on March 7, 2012, the Company granted performance units with a grant-date fair value of $3.2 million.  The amount ultimately payable will depend on the Company’s total shareholder return ranking compared to a group of peer companies over a maximum three-year performance period and could range from zero to $7.7 million.  The awards cliff vest at the end of three years.  If the payout metrics are met, the Compensation Committee intends to settle the performance units in cash.  The Company has accounted for the awards as a liability. Compensation is recognized on a straight-line basis over three years from the grant date and is remeasured to fair value at each quarterly report date.

In September 2012, the Company accelerated the vesting of share-based awards and extended the exercise period for vested options held by a retiring employee whose awards would otherwise have been forfeited upon termination.  As a result of the modification, the Company recognized additional compensation expense in the third quarter of 2012 in the amount of $2.3 million, which is classified within material charges in the statement of income.  The Company valued the modified options assuming they are to be outstanding until or near such time as they expire.

At September 30, 2012, the Company had approximately $34.5 million of estimated unrecognized future share-based compensation, which is expected to be recognized as compensation expense over a remaining weighted-average period of 2.0 years.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Those financial instruments that are required to be measured at fair value include the Company’s cash equivalents, trade receivables and trade payables, whose carrying value approximated their fair values due to their short maturities.

Those financial instruments not required to be measured at fair value consist of the Company’s publicly traded debt securities.  Fair values of the Company’s debt securities were provided by one to two brokers who make a market in our debt securities and were measured using a market-approach valuation technique.  Fair value was determined by adding a spread based on actual trades for that security (or a trader quote where actual trades were unavailable) to the applicable benchmark Treasury security with a comparable maturity in order to derive a current yield.  The yield is then used to determine a price given the individual security’s coupon rate and maturity.  Such inputs are considered “significant other observable inputs,” which are categorized as Level 2 inputs in the fair value hierarchy.  Estimated fair values and related carrying values of our long-term debt securities are shown below (in thousands):

	September 30, 2012		December 31, 2011
	Fair value	Carrying value	Fair value	Carrying value

5% Senior Notes, due 2017	$440,678	$398,606	$420,019	$398,394
7.875% Senior Notes, due 2019	618,846	497,759	588,495	497,511
4.875 Senior Notes, due 2022	535,451	496,786	-	-
Title XI Notes	-	-	257,185	238,453
	$1,594,975	$1,393,151	$1,265,699	$1,134,358

Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $41.3 million and $38.7 million at September 30, 2012 and 2011, respectively.  Interest capitalized in connection with rig construction projects totaled $8.3 million and $22.4 million in three and nine months ended September 30, 2012, as compared to $13.9 million and $39.6 million, respectively, in the comparable periods of the prior year.

Income Taxes – Rowan Delaware, our predecessor company, was domiciled in the U.S. and subject to a statutory rate of 35% through May 4, 2012, the effective date of the redomestication.  Effective May 4, 2012, the Company has been subject to the U.K. statutory rate of 24%.

Historically, Rowan Delaware has conducted its foreign operations through its U.S. subsidiaries, which resulted in income tax at or near the U.S. statutory rate of 35%.  In late 2009, Rowan Delaware began operating many of its foreign-based rigs through its non-U.S. subsidiaries.  We do not provide deferred taxes on the undistributed non-U.S. earnings of Rowan Delaware or its non-U.S. subsidiaries because our policy and intention is to reinvest such earnings outside the U.S. indefinitely or until such time that such undistributed earnings can be distributed in a tax-efficient manner.  Furthermore, both our U.S. and non-U.S. subsidiaries have significant net assets, liquidity, contract backlog and/or other financial resources available to meet their operational and capital investment requirements and otherwise allow us to continue to maintain our policy of reinvesting such undistributed earnings outside the U.S. indefinitely.

In accordance with generally accepted accounting principles for interim reporting, the Company estimates its full-year effective tax rate and applies this rate to its year-to-date pretax income.  In addition, the Company separately calculates the tax impact of unusual items, if any.  For the three and nine months ended September 30, 2012, we recognized income tax expense of $8.5 million and $2.9 million, respectively, on income from continuing operations as compared to benefits of $3.9 million and $1.0 million, respectively, for the comparable prior-year periods.  The low effective income tax rates in 2012 (relative to the 35% U.S. and 24% U.K. statutory rates) and the recognition of income tax benefits in 2011 were primarily due to the amortization of benefits related to outbounding certain rigs to our non-U.S. subsidiaries in prior years.  Also impacting taxes in each period were the removal of the Company’s manufacturing and land drilling operations, whose earnings were subject to a 35% U.S. statutory rate, and a significant proportion of income earned in lower-tax jurisdictions.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Material Charges and Other Operating Expenses – Components of material charges follow (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Redomestication expenses	$1,895	$-	$11,696	$-
Repair costs for EXL I	8,855	-	8,855	-
Pension settlement loss	5,126	-	5,126	-
Share-based compensation for retiring employee	2,298	-	2,298	-
Steel impairment costs	-	-	2,896	-
Settlement of litigation - Loss of Rowan Halifax	-	20	-	6,120
	$18,174	$20	$30,871	$6,120

Note 9 – Guarantees of Registered Securities

On May 4, 2012, the effective date of the Company’s redomestication (the “Redomestication Date”), Rowan UK and Rowan Delaware entered into the third supplemental indenture to the indenture dated as of July 21, 2009, as amended and supplemented, among Rowan UK, Rowan Delaware and U.S. Bank National Association, as trustee, providing for, among other things, the unconditional and irrevocable guarantee by Rowan UK of the prompt payment, when due, of any amount owed to the holders of Rowan Delaware's 5% Senior Notes due 2017 and 7.875% Senior Notes due 2019 (together with Rowan Delaware’s 4.875% Senior Notes due 2022, which were issued in May 2012 and guaranteed by Rowan UK, the “Senior Notes”).

The following condensed consolidating financial information is presented on the equity method of accounting in accordance with Rule 3-10 of Regulation S-X in connection with Rowan UK’s guarantee of the Senior Notes.

Prior to the Redomestication, Rowan Delaware was the parent of the Rowan group of companies, including Rowan UK, which was formed in November 2011.  Effective on the Redomestication Date, Rowan UK became the parent and guarantor of Rowan Delaware’s Senior Notes.  In accordance with the accounting guidance for a merger of entities under common control, the financial information which follows is presented as though Rowan UK were the parent of the Rowan group of companies for all periods presented.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
September 30, 2012
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$72,819	$42,885	$212,586	$-	$328,290
Receivables - trade and other	-	33,352	370,113	-	403,465
Other current assets	471	48,967	58,356	-	107,794
Assets of discontinued operations	-	26,948	-	-	26,948
Total current assets	73,290	152,152	641,055	-	866,497

Property, plant and equipment - gross	-	1,335,097	6,211,935	-	7,547,032
Less accumulated depreciation and amortization	-	475,821	1,049,262	-	1,525,083
Property, plant and equipment - net	-	859,276	5,162,673	-	6,021,949

Investments in subsidiaries	4,501,957	1,420,157	-	(5,922,114)	-
Due from affiliates	-	3,959,273	-	(3,959,273)	-
Other assets	-	32,168	68,232	-	100,400

	$4,575,247	$6,423,026	$5,871,960	$(9,881,387)	$6,988,846

CURRENT LIABILITIES:
Accounts payable - trade	$1,021	$21,522	$67,558	$-	$90,101
Deferred revenues	-	-	35,975	-	35,975
Accrued liabilities	(46)	48,485	53,933	-	102,372
Liabilities of discontinued operations	-	21,255	-	-	21,255
Total current liabilities	975	91,262	157,466	-	249,703

Long-term debt - less current maturities	-	1,393,151	-	-	1,393,151
Due to affiliates	95,961	-	3,863,312	(3,959,273)	-
Other liabilities	-	313,581	66,849	-	380,430
Deferred income taxes - net	-	123,075	364,176	-	487,251
Shareholders' equity	4,478,311	4,501,957	1,420,157	(5,922,114)	4,478,311

	$4,575,247	$6,423,026	$5,871,960	$(9,881,387)	$6,988,846

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2011
(in thousands)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$21,472	$184,677	$232,704	$-	$438,853
Receivables - trade and other	-	33,380	250,212	-	283,592
Other current assets	-	46,137	25,472	-	71,609
Assets of discontinued operations	-	27,661	-	-	27,661
Total current assets	21,472	291,855	508,388	-	821,715

Property, plant and equipment - gross	-	1,290,526	5,738,796	-	7,029,322
Less accumulated depreciation and amortization	-	441,949	908,660	-	1,350,609
Property, plant and equipment - net	-	848,577	4,830,136	-	5,678,713

Investments in subsidiaries	4,306,396	1,101,982	-	(5,408,378)	-
Due from affiliates	-	3,732,488	333,357	(4,065,845)	-
Other assets	-	30,581	66,836	-	97,417

	$4,327,868	$6,005,483	$5,738,717	$(9,474,223)	$6,597,845

CURRENT LIABILITIES:
Current maturities of long-term debt	$-	$22,464	$22,559	$-	$45,023
Accounts payable - trade	730	43,091	67,261	-	111,082
Deferred revenues	-	-	36,220	-	36,220
Accrued liabilities	-	102,785	28,256	-	131,041
Liabilities of discontinued operations	-	25,005	-	-	25,005
Total current liabilities	730	193,345	154,296	-	348,371

Long-term debt - less current maturities	-	1,073,887	15,448	-	1,089,335
Due to affiliates	1,151	-	4,064,694	(4,065,845)	-
Other liabilities	-	303,117	54,592	-	357,709
Deferred income taxes - net	-	128,738	347,705	-	476,443
Shareholders' equity	4,325,987	4,306,396	1,101,982	(5,408,378)	4,325,987

	$4,327,868	$6,005,483	$5,738,717	$(9,474,223)	$6,597,845

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended September 30, 2012
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$-	$39,847	$347,176	$(33,113)	$353,910

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	(162)	7,487	213,940	(33,113)	188,152
Depreciation and amortization	-	13,915	49,112	-	63,027
Selling, general and administrative	5,164	99	20,517	-	25,780
Loss (gain) on disposals of property and equipment	-	(2,159)	1,600	-	(559)
Material charges and other operating expenses	1,895	8,962	7,317	-	18,174
Total costs and expenses	6,897	28,304	292,486	(33,113)	294,574

INCOME (LOSS) FROM OPERATIONS	(6,897)	11,543	54,690	-	59,336

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	-	(13,777)	87	-	(13,690)
Interest income	36	126	101	-	263
Loss on debt extinguishment	-	(10,423)	(33)	-	(10,456)
Other - net	1	(324)	(182)	-	(505)
Total other income (expense) - net	37	(24,398)	(27)	-	(24,388)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(6,860)	(12,855)	54,663	-	34,948
(Benefit) provision for income taxes	-	2,721	5,812	-	8,533

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,860)	(15,576)	48,851	-	26,415

DISCONTINUED OPERATIONS, NET OF TAX	-	1,164	-	-	1,164

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	34,439	48,851	-	(83,290)	-

NET INCOME	$27,579	$34,439	$48,851	$(83,290)	$27,579

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended September 30, 2011
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$-	$20,830	$225,393	$(11,525)	$234,698

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	-	13,183	128,109	(11,525)	129,767
Depreciation and amortization	-	14,889	35,417	-	50,306
Selling, general and administrative	-	5,764	16,865	-	22,629
Loss (gain) on disposals of property and equipment	-	(22)	36	-	14
Material charges and other operating expenses	-	20	-	-	20
Total costs and expenses	-	33,834	180,427	(11,525)	202,736

INCOME (LOSS) FROM OPERATIONS	-	(13,004)	44,966	-	31,962

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	-	(3,963)	(270)	-	(4,233)
Interest income	-	246	31	-	277
Other - net	-	9	(467)	-	(458)
Total other income (expense) - net	-	(3,708)	(706)	-	(4,414)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	-	(16,712)	44,260	-	27,548
(Benefit) provision for income taxes	-	(2,464)	(1,412)	-	(3,876)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	-	(14,248)	45,672	-	31,424

DISCONTINUED OPERATIONS, NET OF TAX	-	163,598	(1,213)	-	162,385

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	193,809	44,459	-	(238,268)	-

NET INCOME	$193,809	$193,809	$44,459	$(238,268)	$193,809

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Nine months ended September 30, 2012
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$-	$121,110	$1,018,233	$(100,938)	$1,038,405

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	-	21,776	637,567	(100,938)	558,405
Depreciation and amortization	-	40,588	142,735	-	183,323
Selling, general and administrative	9,839	10,009	54,086	-	73,934
Loss (gain) on disposals of property and equipment	-	(618)	(2,060)	-	(2,678)
Material charges and other operating expenses	11,696	10,319	8,856	-	30,871
Total costs and expenses	21,535	82,074	841,184	(100,938)	843,855

INCOME (LOSS) FROM OPERATIONS	(21,535)	39,036	177,049	-	194,550

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	-	(37,736)	(204)	-	(37,940)
Interest income	46	267	210	-	523
Loss on debt extinguishment	-	(21,603)	(620)	-	(22,223)
Other - net	3	(190)	897	-	710
Total other income (expense) - net	49	(59,262)	283	-	(58,930)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(21,486)	(20,226)	177,332	-	135,620
(Benefit) provision for income taxes	-	8,173	(5,315)	-	2,858

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(21,486)	(28,399)	182,647	-	132,762

DISCONTINUED OPERATIONS, NET OF TAX	-	(6,231)	-	-	(6,231)

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	148,017	182,647	-	(330,664)	-

NET INCOME	$126,531	$148,017	$182,647	$(330,664)	$126,531

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Nine months ended September 30, 2011
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$-	$82,777	$624,584	$(43,200)	$664,161

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	-	61,133	327,625	(43,200)	345,558
Depreciation and amortization	-	44,022	85,245	-	129,267
Selling, general and administrative	-	17,019	48,153	-	65,172
Loss (gain) on disposals of property and equipment	-	(139)	(1,269)	-	(1,408)
Material charges and other operating expenses	-	6,120	-	-	6,120
Total costs and expenses	-	128,155	459,754	(43,200)	544,709

INCOME (LOSS) FROM OPERATIONS	-	(45,378)	164,830	-	119,452

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	-	(16,731)	(2,921)	2,651	(17,001)
Interest income	-	2,879	110	(2,651)	338
Other - net	-	55	(1,232)	-	(1,177)
Total other income (expense) - net	-	(13,797)	(4,043)	-	(17,840)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	-	(59,175)	160,787	-	101,612
(Benefit) provision for income taxes	-	(15,189)	14,179	-	(1,010)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	-	(43,986)	146,608	-	102,622

DISCONTINUED OPERATIONS, NET OF TAX	-	588,071	1,047	-	589,118

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	691,740	147,655	-	(839,395)	-

NET INCOME	$691,740	$691,740	$147,655	$(839,395)	$691,740

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended September 30, 2012
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$27,579	$34,439	$48,851	$(83,290)	$27,579

Other comprehensive income, net of tax:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	4,131	4,131	-	(4,131)	4,131
Amortization of transition obligation	77	77	-	(77)	77
Amortization of prior service credit	(782)	(782)	-	782	(782)

OTHER COMPREHENSIVE INCOME	3,426	3,426	-	(3,426)	3,426

COMPREHENSIVE INCOME	$31,005	$37,865	$48,851	$(86,716)	$31,005

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended September 30, 2011
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$193,809	$193,809	$44,459	$(238,268)	$193,809

Other comprehensive income, net of tax:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	-	-	-	-	-
Amortization of transition obligation	-	-	-	-	-
Amortization of prior service credit	-	-	-	-	-

OTHER COMPREHENSIVE INCOME	-	-	-	-	-

COMPREHENSIVE INCOME	$193,809	$193,809	$44,459	$(238,268)	$193,809

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Nine months ended September 30, 2012
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$126,531	$148,017	$182,647	$(330,664)	$126,531

Other comprehensive income, net of tax:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	12,305	12,305	-	(12,305)	12,305
Amortization of transition obligation	231	231	-	(231)	231
Amortization of prior service credit	(2,333)	(2,333)	-	2,333	(2,333)

OTHER COMPREHENSIVE INCOME	10,203	10,203	-	(10,203)	10,203

COMPREHENSIVE INCOME	$136,734	$158,220	$182,647	$(340,867)	$136,734

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Nine months ended September 30, 2011
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$691,740	$691,740	$147,655	$(839,395)	$691,740

Other comprehensive income, net of tax:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	-	-	-	-	-
Amortization of transition obligation	-	-	-	-	-
Amortization of prior service credit	-	-	-	-	-

OTHER COMPREHENSIVE INCOME	-	-	-	-	-

COMPREHENSIVE INCOME	$691,740	$691,740	$147,655	$(839,395)	$691,740

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidated Statements of Cash Flows
Nine months ended September 30, 2012
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES	$38,290	$78,317	$223,895	$(151,000)	$189,502

INVESTING ACTIVITIES:
Property, plant and equipment additions	-	(84,284)	(481,805)	-	(566,089)
Proceeds from disposals of property, plant and equipment	-	6,325	4,228	-	10,553
Investments in consolidated subsidiaries	-	(175,858)	-	175,858	-

Net cash used in investing activities	-	(253,817)	(477,577)	175,858	(555,536)

FINANCING ACTIVITES:
Repayments of borrowings	-	(200,446)	(38,007)	-	(238,453)
Advances (to) from affiliates	12,902	(259,615)	246,713	-	-
Contributions from parent	-	-	175,858	(175,858)	-
Proceeds from borrowings	-	493,415	-	-	493,415
Debt issue costs	-	(799)	-	-	(799)
Dividends paid to affiliates	-	-	(151,000)	151,000	-
Proceeds from exercise of employee stock options	155	-	-	-	155
Excess tax benefits from share-based compensation	-	1,153	-	-	1,153

Net cash provided by (used in) financing activities	13,057	33,708	233,564	(24,858)	255,471

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,347	(141,792)	(20,118)	-	(110,563)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,472	184,677	232,704	-	438,853

CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,819	$42,885	$212,586	$-	$328,290

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidated Statements of Cash Flows
Nine months ended September 30, 2011
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$(26,318)	$154,327	$-	$128,009

INVESTING ACTIVITIES:
Property, plant and equipment additions	-	(94,395)	(1,060,713)	-	(1,155,108)
Proceeds from disposals of property, plant and equipment	-	580	4,898	-	5,478
Proceeds from sales of manufacturing and land drilling operations, net	-	1,560,538	-	-	1,560,538
Investments in consolidated subsidiaries	-	(628,580)	-	628,580	-
Change in restricted cash balance	-	-	15,265	-	15,265

Net cash provided by (used in) investing activities	-	838,143	(1,040,550)	628,580	426,173

FINANCING ACTIVITIES:
Repayments of borrowings	-	(16,435)	(21,977)	-	(38,412)
Advances (to) from affiliates	-	(260,211)	260,211	-	-
Contributions from parent	-	-	628,580	(628,580)	-
Proceeds from exercise of employee stock options	-	15,107	-	-	15,107
Payments to acquire treasury stock	-	(80,924)	-	-	(80,924)
Excess tax benefits from share-based compensation	-	5,128	-	-	5,128

Net cash provided by (used in) financing activities	-	(337,335)	866,814	(628,580)	(99,101)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	474,490	(19,409)	-	455,081
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	255,061	182,418	-	437,479

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$729,551	$163,009	$-	$892,560

ROWAN COMPANIES PLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

Operating results from continuing operations for the three and nine months ended September 30, 2012, benefited from the addition of seven newly constructed high-specification jack-up rigs, including three EXL-class rigs and three N-class rigs in 2011, and the Joe Douglas 240-C class rig in 2012.  We have continued to maintain a high level of utilization for our high-specification rigs, as oil and gas companies have increasingly sought more capable equipment to meet more demanding drilling requirements.  The market for our less capable rigs, however, continues to be softer, and our conventional jack-up rigs have experienced extended periods of idle time.  Utilization of our high-specification jack-ups for the quarter ended September 30, 2012, was 86%, compared to 65% and 33% for our premium and conventional jack-ups, respectively.  We define high-specification jack-ups as those that have hook load capacity of at least two million pounds and premium jack-ups as those cantilevered rigs capable of operating in water depths of 300 feet or more.

Net income from continuing operations decreased to $26.4 million in the third quarter of 2012 from $31.4 million in the third quarter of 2011.  For the nine months ended September 30, 2012, net income from continuing operations increased to $132.8 million from $102.6 million in the comparable prior-year period.  Included in earnings for the three and nine months ended September 30, 2012, was a pretax loss on debt extinguishment of $10.5 million ($6.8 million after tax) and $22.2 million ($14.4 million after tax), respectively.

For the three and nine months ended September 30, 2012, we recognized income tax expense of $8.5 million and $2.9 million, respectively, on income from continuing operations as compared to benefits of $3.9 million and $1.0 million, respectively, for the comparable prior-year periods.  The low effective income tax rates in 2012 (relative to the 35% U.S. and 24% U.K. statutory rates) and the recognition of income tax benefits in 2011 were primarily due to the amortization of benefits related to outbounding certain rigs to our non-U.S. subsidiaries in prior years.  Also impacting taxes in each period were the removal of the Company’s manufacturing and land drilling operations, whose earnings were subject to a 35% U.S. statutory rate, and a significant proportion of income earned in lower-tax jurisdictions.

In September 2012, the Company exercised its option with Hyundai for the construction of a fourth ultra-deepwater drillship at its Ulsan, South Korea, shipyard scheduled for delivery in March 2015.  See “Liquidity and Capital Resources – Financing Activities.”

As previously reported, on May 2, 2012, as the EXL I was being towed toward a shipyard in south Texas in preparation for its mobilization to Indonesia, a passing tanker lost power and collided with the rig.  All personnel aboard the rig were evacuated safely, but the port side of the rig sustained substantial damage.  The cost to repair the rig is currently estimated at approximately $14.1 million, which is being recognized as the costs are incurred. As of September 30, 2012, we had incurred repair costs totaling $8.9 million, which are classified within material charges on the statement of income.  Repairs were completed in mid-October, and the EXL I is currently operating in Indonesia.

As of October 31, we had six jack-ups in the North Sea, eleven in the Middle East, seven in the U.S. Gulf of Mexico, two in each of Trinidad and Malaysia, and one each in Egypt and Indonesia.  Additionally, another jack-up is mobilizing to Malaysia from Vietnam for potential work in Malaysia.  As of October 31, three of our rigs had drilling contracts estimated to complete in 2012, nine had contracts estimated to complete in 2013, eleven had contracts estimated to complete in 2014, five had contracts estimated to complete in 2015 through 2017, and three were available.  Additionally, the Rowan Renaissance, our ultra-deepwater drillship which is under construction and scheduled for delivery in late 2013, has a three-year contract for initial work in West Africa expected to run through 2017.

--

KEY PERFORMANCE MEASURES

The following table presents certain key performance measures for our fleet:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenues (in thousands):
Northern Europe	$136,627	$95,816	$386,227	$198,799
Middle East(1)	103,941	63,218	293,597	196,309
U.S. Gulf of Mexico	33,226	54,758	155,727	202,027
Southeast Asia	34,577	-	88,170	-
Other international	35,655	19,192	88,427	59,550
Subtotal - Day-rate revenues	344,026	232,984	1,012,148	656,685
Other revenues(2)	9,884	1,714	26,257	7,476
Total	$353,910	$234,698	$1,038,405	$664,161

Revenue producing days:
Northern Europe	546	426	1,626	970
Middle East(1)	804	504	2,186	1,559
U.S. Gulf of Mexico	276	473	1,309	1,716
Southeast Asia	266	-	685	-
Other international	238	166	629	469
Total	2,130	1,569	6,435	4,714

Average day rate:(3)
Northern Europe	$250,233	$224,920	$237,532	$204,947
Middle East(1)	$129,280	$125,433	$134,308	$125,920
U.S. Gulf of Mexico	$120,384	$115,767	$118,966	$117,731
Southeast Asia	$129,989	-	$128,715	-
Other international	$149,811	$115,614	$140,583	$126,972
Total	$161,515	$148,492	$157,288	$139,305

Utilization (by location):(4)
Northern Europe	99%	93%	99%	95%
Middle East(1)	79%	50%	73%	55%
U.S. Gulf of Mexico	43%	72%	59%	70%
Southeast Asia	72%	-	77%	-
Other international	86%	37%	94%	50%
Total	75%	61%	76%	65%

Utilization (by classification):(4)
High-specification jack-up(5)	86%	78%	91%	81%
Premium jack-up(6)	65%	39%	59%	51%
Conventional jack-up	33%	33%	33%	28%

(1) Our rigs operating in the Middle East are located in Saudi Arabia and Qatar. We also have a rig operating in Egypt, which is included in "other international."
(2) Other revenues, which are primarily revenues received for contract reimbursable costs, are excluded from the computation of average day rate.
(3) Average day rate is computed by dividing revenues by the number of revenue-producing days.
(4) Utilization is the number of revenue-producing days divided by the aggregate number of days rigs were available to work.
(5) We define high-specification jack-ups as those that have hook load capacity of at least two million pounds.
(6) We define premium jack-ups as those cantilevered rigs capable of operating in water depths of 300 feet or more.

--

RESULTS OF OPERATIONS

Three months ended September 30, 2012, compared to three months ended September 30, 2011

Our operating results for the three months ended September 30, 2012 and 2011 are highlighted below (dollars in millions):

	Three months ended September 30, 2012		Three months ended September 30, 2011
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$353.9	100%	$234.7	100%
Operating costs	(188.1)	-53%	(129.8)	-55%
Depreciation expense	(63.0)	-18%	(50.3)	-21%
Selling, general and administrative expenses	(25.8)	-7%	(22.6)	-10%
Net gain on property disposals	0.5	0%	-	0%
Material charges and other operating expenses	(18.2)	-5%	-	0%
Operating income	$59.3	17%	$32.0	14%

Revenues for the three months ended September 30, 2012, increased by $119.2 million or 51% compared to the three months ended September 30, 2011, as a result of the following (in millions):

Increase
(Decrease)

Rig additions	$51.9
Higher utilization of existing rigs	42.6
Higher average day rates for existing rigs	16.5
Revenues for reimbursable costs and other, net	8.2
Net increase	$119.2

During the period from October 2011 through the first quarter of 2012, operations commenced for three newly constructed rigs, including two in 2011 and one in 2012.  These three rigs contributed 274 incremental revenue-producing days in the third quarter of 2012 (13% of total revenue-producing days) compared to the third quarter of 2011.

Operating costs for the three months ended September 30, 2012, increased by $58.3 million or 45% compared to the three months ended September 30, 2011, as a result of the following (in millions):

Increase
(Decrease)

Operating costs attributable to fleet additions	$18.1
Higher operating costs of rigs previously in shipyard or in transit	20.2
Expansion of foreign shorebases	9.4
Reimbursable expenses	8.2
Other, net	2.4
Net increase	$58.3

Our operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses and material charges) was approximately 47% of revenues in the third quarter of 2012 compared to 45% in the third quarter of 2011.  Depreciation increased by $12.7 million or 25% compared to the third quarter of 2011 due to rig additions.  Selling, general and administrative expenses increased by $3.2 million or 14% due primarily to increases in personnel and related costs and professional fees.

Material charges in the third quarter of 2012 consisted of $8.9 million of repair costs for the EXL I, $5.1 million of pension settlement costs in connection with lump sum pension payments to employees of the Company’s former manufacturing subsidiary, $2.3 million of incremental share-based compensation cost in connection with the retirement of an employee and $1.9 million of legal and consulting fees incurred in connection with the Company’s redomestication.

--

Nine months ended September 30, 2012, compared to nine months ended September 30, 2011

Our operating results for the nine months ended September 30, 2012 and 2011 are highlighted below (dollars in millions):

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$1,038.4	100%	$664.2	100%
Operating costs	(558.4)	-54%	(345.6)	-52%
Depreciation expense	(183.3)	-18%	(129.3)	-19%
Selling, general and administrative expenses	(73.9)	-7%	(65.2)	-10%
Net gain on property disposals	2.6	0%	1.4	0%
Material charges and other operating expenses	(30.9)	-3%	(6.1)	-1%
Operating income	$194.5	19%	$119.4	18%

Revenues for the nine months ended September 30, 2012, increased by $374.2 million or 56% compared to the comparable prior-year period as a result of the following (in millions):

Increase
(Decrease)

Rig additions	$238.7
Higher utilization of existing rigs	83.9
Higher average day rates for existing rigs	32.9
Revenues for reimbursable costs and other, net	18.7
Net increase	$374.2

During the period from January 2011 through the first quarter of 2012, operations commenced for seven newly constructed rigs, including three EXL-class rigs and the Rowan Viking, Rowan Stavanger, and Rowan Norway in 2011, and the Joe Douglas in 2012.  These seven rigs contributed 1,093 incremental revenue-producing days in the first nine months of 2012 (17% of total revenue-producing days) over the comparable prior-year period.

Operating costs for the nine months ended September 30, 2012, increased by $212.8 million or 62% compared to the comparable prior-year period as a result of the following (in millions):

Increase
(Decrease)

Operating costs attributable to fleet additions	$99.5
Higher operating costs of rigs previously in shipyard or in transit	58.6
Expansion of foreign shorebases	27.3
Reimbursable expenses	19.1
Other, net	8.3
Net increase	$212.8

Our operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses and material charges) was approximately 46% of revenues in the first nine months of 2012 compared to 48% in the first nine months of 2011.  Margins for the 2012 period were negatively impacted by higher rig personnel and maintenance costs, increased shorebase costs associated with expanded international operations and the impact of rigs in shipyards or in transit.  Depreciation increased by $54.0 million or 42% over the 2011 period due to the rig additions.  Selling, general and administrative expenses increased by $8.7 million or 13% due primarily to increases in personnel and related costs and professional fees.

Material charges for the first nine months of 2012 consisted of $11.7 million of legal and consulting fees incurred in connection with the Company’s redomestication, $8.9 million of repair costs for the EXL I, $5.1 million of pension settlement costs in connection with lump sum pension payments to employees of the Company’s former manufacturing subsidiary, a $2.9 million impairment charge for the carrying value of steel to reflect the price to be received by the Company under a sale contract and $2.3 million of incremental share-based compensation cost in connection with the retirement of an employee.

--

Material charges for the first nine months of 2011 consisted of a $6.1 million charge for the settlement of litigation in connection with the 2005 loss of the Rowan Halifax.

Outlook

Our backlog by geographic area as of October 31, 2012, and February 27, 2012 (as presented in our 2011 Form 10-K), is set forth below (in millions):

	October 31, 2012	February 27, 2012

Northern Europe	$1,693	$1,646
Middle East	774	949
Southeast Asia	203	57
U.S. Gulf of Mexico	168	109
Other international	917	304
	$3,755	$3,065

We estimate our backlog will be realized as follows (in millions):

2012	$249
2013	1,189
2014	1,029
2015	670
2016	500
2017	118
$3,755

About 79% and 59% of our remaining available rig days in 2012 and 2013, respectively, were under contract or commitment as of October 31, 2012.

Our collective shipyard, transit and inspection time rose to approximately 14% of our available rig days in the third quarter of 2012, as compared to 11% in the second quarter.  We currently expect shipyard, transit and inspection time to approximate 8% in the fourth quarter of 2012, down from our previous estimate of 20%.  Our previous fourth quarter estimate of shipyard time assumed our three Tarzan-class rigs working in Saudi Arabia would be in the shipyard for the entire quarter for customer-required well-control equipment upgrades; however, we are now projecting these upgrades will be deferred into 2013.  We now expect shipyard, transit and inspection time to consume approximately 9% of our available rig days in 2013, compared to 11% projected for 2012.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios follows.  Balances have been adjusted to exclude assets and liabilities of discontinued operations (dollars in millions):

	September 30, 2012	December 31, 2011

Cash and cash equivalents	$328.3	$438.9
Current assets (excluding assets of discontinued operations)	$839.5	$794.1
Current liabilities (excluding liabilities of discontinued operations)	$228.4	$323.4
Current ratio (excluding assets and liabilities of discontinued operations)	3.68	2.46
Current maturities of long-term debt	$-	$45.0
Long-term debt, less current maturities	$1,393.2	$1,089.3
Shareholders' equity	$4,478.3	$4,326.0
Long-term debt/total capitalization	0.24	0.20

Sources and uses of cash and cash equivalents are set forth below and include sources and uses from continuing and discontinued operations (in millions):

	Nine months ended Sept. 30,
	2012	2011

Net cash provided by operating activities	$189.5	$128.0
Proceeds from borrowings, net of issue costs	492.6	-
Proceeds from disposals of property and equipment	10.6	5.5
Proceeds from employee stock option exercises	0.2	15.1
Proceeds from sales of manufacturing and land drilling operations	-	1,560.5
Capital expenditures	(566.1)	(1,155.1)
Repayments of borrowings	(238.5)	(38.4)
Payments to acquire treasury shares	-	(80.9)
Decrease in restricted cash	-	15.3
Other	1.1	5.1
Total net source (use)	$(110.6)	$455.1

Operating Cash Flows

Cash flows from operations increased to approximately $190 million in the first nine months of 2012 from $128 million in the comparable period of 2011.  Cash flows from operations for the 2011 period include those attributable to our former manufacturing and land drilling businesses, which we sold in June and September of 2011, respectively.  As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company has chosen not to separately disclose cash flows pertaining to discontinued operations in its statement of cash flows, as permitted under US GAAP.  Operating cash flows for the 2012 period were positively impacted by the addition of seven newbuild rigs to the fleet in 2011 and 2012.

We do not provide deferred taxes on the undistributed non-U.S. earnings of Rowan Delaware or its non-U.S. subsidiaries because our policy and intention is to reinvest such earnings outside the U.S. indefinitely or until such time that such undistributed earnings can be distributed in a tax-efficient manner.  Should Rowan Delaware make a distribution of such earnings in the form of a dividend or otherwise, we may be subject to additional income taxes.  Both our U.S. and non-U.S. subsidiaries have significant net assets, liquidity, contract backlog and/or other financial resources available to meet their operational and capital investment requirements and otherwise allow us to continue to maintain our policy of reinvesting such undistributed earnings outside the U.S. indefinitely.

The Moving Ahead for Progress in the 21st Century Act, which became effective in July 2012, includes a provision that increases the interest rates used to determine plan sponsors' pension contributions for required funding purposes.  Although the new rates will reduce our minimum pension contributions for the remainder of 2012 and for the years 2013 through 2016, the amount of the Company’s actual contributions will be at the discretion of management.

Investing Activities

In September 2012, the Company exercised its option with Hyundai for the construction of a fourth ultra-deepwater drillship at its Ulsan, South Korea, shipyard scheduled for delivery in March 2015.  The agreement with Hyundai also includes an option for a similar fifth drillship exercisable in the fourth quarter of 2012, for delivery in the third quarter of 2015.

Reference should be made to Note 6 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for the status of our newbuild rig projects.

Capital expenditures totaled $566.1 million for the first nine months of 2012 and included the following:

•	$105.1 million towards construction of the ultra-deepwater drillships Rowan Renaissance, Rowan Resolute and Rowan Reliance;
•	$167.3 million towards construction of the fourth drillship;
•	$16.5 million for completion of construction of the Joe Douglas;
•	$237.8 million for improvements to the existing fleet, including contractually required modifications; and
•	$39.4 million for rig equipment inventory and other.

--

For the remainder of 2012, we expect our capital expenditures to be approximately $224 million, including $50 million related to the construction of our four ultra-deepwater drillships, $96 million related to upgrades to existing rigs, shorebase facilities and spare drilling equipment, $75 million related to contractual requirements that will be partially reimbursed by customers, and $3 million for other items.

We expect to fund our newbuild drillship program and other capital expenditures from available cash, cash flows from operations, amounts available under the Company’s revolving credit facility and other potential financing transactions, if required.  We will periodically review and adjust our capital budgets as appropriate based upon current and forecasted cash flows and liquidity, anticipated market conditions in our drilling business and alternative uses of capital to enhance shareholder value.

Financing Activities

In April 2012, MarAd, which had previously guaranteed the Company’s Title XI Notes, denied the Company’s request for consent with respect to the Company’s redomestication.  As a result, the Company redeemed $127.3 million aggregate principal amount of the Title XI Notes in the second quarter of 2012 for $141.1 million in cash, including principal, make-whole premiums and accrued interest.  In July 2012, the Company redeemed the remaining Title XI Note in the principal amount of $98.8 million for $110.4 million in cash, including principal, make-whole premium and accrued interest, and recognized a pretax loss on debt extinguishment of $10.5 million in the third quarter.

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

Additionally, on May 4, 2012, Rowan UK and Rowan Delaware entered into a third supplemental indenture to the indenture dated as of July 21, 2009, between Rowan Delaware and U.S. Bank National Association, as indenture trustee, providing for an unconditional and irrevocable guarantee by Rowan UK of Rowan Delaware’s 5% Senior Notes due 2017 and 7.875% Senior Notes due 2019, which had an aggregate outstanding principal balance as of September 30, 2012, of $900 million.  The Rowan UK guarantee provides for the unconditional and irrevocable guarantee of the prompt payment, when due, of any amount owed to the holders of the notes.

On May 21, 2012, Rowan UK, as guarantor, and its 100% owned subsidiary, Rowan Delaware, as issuer, completed the public offering of $500 million aggregate principal amount of 4.875% Senior Notes due 2022 at a price to the public of 99.333% of the principal amount.  Net proceeds were approximately $493 million, which were used, in part, to replenish cash used to redeem the Title XI Notes in the second and third quarters of 2012.  The 4.875% Notes will mature on June 1, 2022.  Interest on the 4.875% Notes is payable semi-annually on June 1 and December 1 of each year, commencing December 1, 2012.

Management believes that cash flows from operating activities, together with existing cash balances, amounts available under the Company’s $500 million revolving credit facility and other potential financing transactions, if required, will be sufficient to satisfy the Company’s cash requirements for the following 12 months.

We were in compliance with our debt covenants at September 30, 2012, and we do not expect to encounter difficulty complying in the following twelve-month period.

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

During the quarter ended September 30, 2012, there have been no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

--

Recent Accounting Standards

There have been no new accounting standards issued that are expected to have a material effect on the Company’s financial statements upon adoption.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “could,” “may,” “might,” “should,” “will,” “forecast,” “potential,” “scheduled,” “predict,” “will be,” “will continue,” “will likely result,” and similar words and specifically include statements regarding expected financial performance; growth strategies; expected utilization, day rates, revenues, operating expenses, contract terms, contract backlog, capital expenditures, tax rates, insurance coverages, access to financing and funding sources; the availability, delivery, mobilization, contract commencement, relocation or other movement of rigs and the timing thereof; future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and costs and timing thereof; the suitability of rigs for future contracts; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory  requirements and complexity; expected contributions from our new rigs and our entry into the ultra-deepwater market; expense management; the likely outcome of legal proceedings or insurance or other claims and the timing thereof; activity levels in the offshore drilling market; customer drilling programs; and commodity prices.  Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

•
drilling permit and operations delays, moratoria or suspensions, new and future regulatory, legislative or permitting requirements (including requirements related to certification and testing of blow-out preventers and other equipment or otherwise impacting operations), future lease sales, changes in laws, rules and regulations that have or may impose increased financial responsibility, additional oil spill contingency plan requirements and other governmental actions that may result in claims of force majeure or otherwise adversely affect our existing drilling contracts;

•	governmental regulatory, legislative and permitting requirements affecting drilling operations in the areas in which our rigs operate;
•	tax matters, including our effective tax rate, changes in tax laws, treaties and regulations, tax assessments and liabilities for tax issues;
•	changes in worldwide rig supply and demand, competition or technology, including as a result of delivery of newbuild drilling rigs and reactivation of rigs;
•
variable levels of drilling activity and expenditures, whether as a result of global capital markets and liquidity, prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs;

•
downtime, lost revenue and other risks associated with rig operations, operating hazards, or rig relocations and transportation, including rig or equipment failure, collisions, damage and other unplanned repairs, the limited availability of transport vessels, hazards, self-imposed drilling limitations and other delays due to weather conditions or otherwise, and the limited availability or high cost of insurance coverage for certain offshore perils or associated removal of wreckage or debris;

•
access to spare parts, equipment and personnel to maintain, upgrade and service our fleet; possible cancellation or suspension of drilling contracts as a result of mechanical difficulties, delays, performance or other reasons;

•
potential cost overruns and other risks inherent to shipyard rig construction, repair or enhancement, unexpected delays in rig and equipment delivery and engineering or design issues following shipyard delivery, or delays in the dates our rigs will enter a shipyard, be transported and delivered, enter service or return to service;

•
actual contract commencement dates; contract terminations, contract extensions, contract option exercises, contract revenues, contract awards; the termination or renegotiation of contracts by customers or payment or operational delays by our customers;

--

•
operating hazards, including environmental or other liabilities, risks, expenses or losses, whether related to storm or hurricane damage, losses or liabilities (including wreckage or debris removal), collisions, or otherwise;

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

•
terrorism, piracy, political instability, hostilities, nationalization, expropriation, or military action impacting our operations, assets or financial performance in our areas of operations, including the Middle East;

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

•	potential long-lived asset impairments;
•	costs and uncertainties associated with our redomestication, or changes in foreign or domestic laws that could reduce or eliminate the anticipated benefits of the transaction;
•	impacts of the financial and economic downturn;
•	effects of accounting changes and adoption of accounting policies;
•	potential unplanned expenditures and funding requirements, including investments in pension plans and other benefit plans; and
•	other important factors described from time to time in the reports filed by us with the Securities and Exchange Commission, or the Commission, and the New York Stock Exchange, or NYSE.

In addition to the risks, uncertainties and assumptions described above, you should also carefully read and consider the risk factors and forward-looking statement disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended by Form 10-K/A filed April 30, 2012, and our other Quarterly Reports on Forms 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding debt at September 30, 2012, consisted of an aggregate principal amount of $1.4 billion of fixed-rate notes bearing a weighted-average annual interest rate of 6.1%.  Due to the fixed-rate nature of our debt, we believe that our exposure to risk of earnings loss due to changes in market interest rates is not material.

We have a $500 million revolving credit facility that expires June 30, 2016.  There were no borrowings outstanding under the facility at September 30, 2012.

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

--

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On the morning of May 2, 2012, while attempting to enter the Port of Corpus Christi Ship Channel, the tanker M/V FR8 PRIDE lost engine power and propulsion and collided with the Company’s EXL-1 rig, causing extensive damage to the rig.  As a result of the collision, on May 18, 2012, the Company filed suit in federal court in the Southern District of Texas, Corpus Christi Division, against the M/V FR8 PRIDE, FR8 Pride Shipping Corp. PTE. Ltd. (“FR8 Pride Shipping”), Thome Ship Management PTE. Ltd. (“Thome Ship Management”), Scorpio USA LLC, and Scorpio Panamax Tanker Pool Ltd., believed to be the M/V FR8 PRIDE’s owners and operators.  The Company maintains that the M/V FR8 PRIDE failed to properly overtake the EXL-1, that the mechanical, electrical, and safety systems of M/V FR8 PRIDE were not properly maintained, and that navigational regulations were violated, and seeks damages primarily for repairs to and loss of use of the rig.  The Company has estimated the costs to repair the rig at approximately $14.1 million, which is being recognized as the costs are incurred. As of September 30, 2012, we had incurred repair costs totaling $8.9 million.  At this time, however, the Company’s total damages cannot be calculated, as the loss of use of the rig is dependent on the duration of the ongoing repairs required to return the rig to service.

In response to the Company’s suit, FR8 Pride Shipping and Thome Ship Management filed a complaint for exoneration from or limitation of liability pursuant to the Limitation of a Shipowner’s Liability Act (the “Act”) in federal court in the Southern District of Texas, Corpus Christi Division.  Under the Act, a vessel owner is liable only to the extent of the post-accident value of the vessel plus freight pending as long as the incident’s cause(s) were beyond the knowledge or privity of the vessel owner.  Pursuant to the Act, litigation arising from the incident is stayed, and claimants are directed to file their claims in the limitation proceeding.  Additionally, a limitation fund is established, from which legitimate claims are paid.  Limitable claims include those for personal injury, wrongful death, and damage to property.  Ultimately, the court determines whether the vessel and its owner are liable, whether liability should be limited, the amount of just claims, and how to distribute funds to claimants.

In their complaint, the tanker owners contend that the loss of main engine power and the resulting collision were unavoidable accidents. The Company has answered the complaint and filed a claim in the Limitation Action, which parallels its prior-filed suit.  On June 18, 2012, the Court entered an order requiring the tanker owner to post a $20 million bond, which was posted on November 2, 2012.

At this time, both suits are in the preliminary stages of litigation.  The Court has set a trial date of October 14, 2013.  In the event the tanker owners are successful in their limitation, we believe our potential insurance claims for physical damage would be below our $25 million deductible.  Although management believes the Company’s claims are legally and factually strong, it cannot reasonably estimate the ultimate outcome of this litigation.

We are from time to time a party to various lawsuits filed by current or former employees that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on our drilling rigs.  At September 30, 2012, there were approximately 21 asbestos related lawsuits in which we are one of many defendants.  These lawsuits have been filed in the state courts of Louisiana, Mississippi and Texas.  We intend to vigorously defend against the litigation.  We are unable to predict the ultimate outcome of these lawsuits; however, we do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

--

We are involved in various other legal proceedings incidental to our businesses and are vigorously defending our position in all such matters.  We believe that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth in our 2011 Annual Report on Form 10-K in addition to other information in such annual report and in our Quarterly Reports on Form 10-Q.  These risk factors are important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In connection with the redomestication, we established an employee benefit trust (“EBT”) for purposes of administering the Company’s share-based compensation arrangements.  The EBT may be used to issue shares under such arrangements or to acquire shares from participants upon forfeiture of nonvested restricted shares or in satisfaction of tax withholding requirements.  Shares held by the EBT are treated as treasury stock for accounting purposes, and are not eligible for voting or receipt of dividends.

The following table presents information with respect to purchases of our shares during the third quarter of 2012:

Month ended	Total number of shares purchased 1	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs 2	Approximate dollar value of shares that may yet be purchased under the plans or programs2

Balance forward				$24,987,408
July 31, 2012	1,317	$32.22	-	24,987,408
August 31, 2012	11,197	$9.09	-	24,987,408
September 30, 2012	17,396	$21.23	-	24,987,408
Total	29,910	$17.17	-

1 The total number of shares purchased includes (i) shares purchased, if any, pursuant to a publicly announced share repurchase program described in note 2 below and (ii) shares acquired from employees and non-employee directors by an affiliated Employee Benefit Trust upon forfeiture of nonvested awards or in satisfaction of tax withholding requirements.  There were no shares repurchased under the Company's share repurchase program during the quarter.

2 On July 25, 2012, the Board of Directors of Rowan UK, as successor issuer to Rowan Delaware, approved the continuation of the previously announced $150 million share repurchase program, of which approximately $25 million remained available. Share repurchases may be commenced or suspended from time to time without prior notice. Any shares acquired under the share repurchase program will be canceled.

Restrictive provisions in the Company’s debt agreements require the Company to maintain a minimum level of shareholders’ equity equal to no less than the 100% of the book value of outstanding debt.  The payment of future dividends, if any, would only be paid from distributable profits at the discretion of the Board of Directors.

Item 5.  Other Information

The following condensed consolidating financial information is presented in accordance with Rule 3-10 of Regulation S-X in connection with Rowan UK’s guarantee of Rowan Delaware’s 4.875% Senior Notes due 2022, 5% Senior Notes due 2017 and 7.875% Senior Notes due 2019.

Prior to the Redomestication, Rowan Delaware was the parent of the Rowan group of companies, including Rowan UK, which was formed in November 2011.  Effective on the Redomestication Date, Rowan UK became the parent and guarantor of Rowan Delaware’s Senior Notes.  The Rule 3-10 financial information for the three and nine months ended September 30, 2012 and 2011, and as of September 30, 2012 and December 31, 2011, is presented in Note 9 to the financial statements in Item 1 of this Form 10-Q.  Such financial information, which is presented in accordance with the accounting guidance for a merger of entities under common control, is presented as though Rowan UK were the parent of the Rowan group of companies for all periods presented.

--

The Rule 3-10 financial information presented below (i) as of March 31, 2012 and December 31, 2010, (ii) for the three months ended March 31, 2012 and 2011, (iii) for the three and six months ended June 30, 2011 and (iv) for the years ended December 31, 2011, 2010 and 2009, has been recast to reflect Rowan UK as the parent for all periods presented.  Accordingly, Rowan UK’s net income and comprehensive income for each period presented have been adjusted to include net income and changes in comprehensive income of its 100% owned subsidiary Rowan Delaware for each period presented. The previously reported consolidating statements of cash flows were not affected by the recast, except for the year ended December 31, 2011, which has been recast and included herein.

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
March 31, 2012
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$20,236	$50,295	$271,983	$-	$342,514
Restricted cash	-	10,038	583	-	10,621
Receivables - trade and other	-	38,437	292,879	-	331,316
Other current assets	-	40,409	26,504	-	66,913
Assets of discontinued operations	-	25,339	-	-	25,339
Total current assets	20,236	164,518	591,949	-	776,703

Property, plant and equipment - gross	-	1,314,399	5,821,456	-	7,135,855
Less accumulated depreciation and amortization	-	454,385	954,685	-	1,409,070
Property, plant and equipment - net	-	860,014	4,866,771	-	5,726,785

Investments in subsidiaries	4,364,168	1,159,215	-	(5,523,383)	-
Due from affiliates	-	3,787,765	646,151	(4,433,916)	-
Other assets	-	29,530	68,268	-	97,798

	$4,384,404	$6,001,042	$6,173,139	$(9,957,299)	$6,601,286

CURRENT LIABILITIES:
Current maturities of long-term debt	$-	$195,243	$30,898	$-	$226,141
Accounts payable - trade	1,276	27,396	59,203	-	87,875
Deferred revenues	-	-	36,370	-	36,370
Accrued liabilities	-	59,216	41,166	-	100,382
Liabilities of discontinued operations	-	21,254	-	-	21,254
Total current liabilities	1,276	303,109	167,637	-	472,022

Long-term debt - less current maturities	-	896,057	-	-	896,057
Due to affiliates	1,601	-	4,432,315	(4,433,916)	-
Other liabilities	-	307,171	66,810	-	373,981
Deferred income taxes - net	-	130,537	347,162	-	477,699
Shareholders' equity	4,381,527	4,364,168	1,159,215	(5,523,383)	4,381,527

	$4,384,404	$6,001,042	$6,173,139	$(9,957,299)	$6,601,286

--

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2010
(in thousands)
	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$255,061	$182,418	$-	$437,479
Restricted cash	-	-	15,265	-	15,265
Receivables - trade and other	-	93,253	176,643	-	269,896
Prepaid expenses and other current assets	-	41,342	3,347	-	44,689
Assets of discontinued operations	-	-	1,007,924	-	1,007,924
Total current assets	-	389,656	1,385,597	-	1,775,253

Property, plant and equipment - gross	-	1,422,533	4,107,869	-	5,530,402
Less accumulated depreciation and amortization	-	466,036	719,844	-	1,185,880
Property, plant and equipment - net	-	956,497	3,388,025	-	4,344,522

Investments in subsidiaries	3,752,310	3,598,680	-	(7,350,990)	-
Due from affiliates	-	436,877	168,452	(605,329)	-
Other assets	-	31,798	65,884	-	97,682

	$3,752,310	$5,413,508	$5,007,958	$(7,956,319)	$6,217,457

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$-	$22,464	$29,702	$-	$52,166
Accounts payable - trade	-	26,275	55,440	-	81,715
Deferred revenues	-	-	7,748	-	7,748
Accrued liabilities	-	99,259	25,280	-	124,539
Liabilities of discontinued operations	-	-	378,797	-	378,797
Total current liabilities	-	147,998	496,967	-	644,965

Long-term debt - less current maturities	-	1,095,738	38,007	-	1,133,745
Due to affiliates	-	-	605,329	(605,329)	-
Other liabilities	-	200,384	50,761	-	251,145
Deferred income taxes - net	-	217,078	218,214	-	435,292
Shareholders' equity	3,752,310	3,752,310	3,598,680	(7,350,990)	3,752,310

	$3,752,310	$5,413,508	$5,007,958	$(7,956,319)	$6,217,457

--

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended March 31, 2012
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$-	$41,888	$326,775	$(35,186)	$333,477

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	-	6,612	210,713	(35,186)	182,139
Depreciation and amortization	-	12,882	46,084	-	58,966
Selling, general and administrative	641	6,029	16,386	-	23,056
Loss (gain) on disposals of property and equipment	-	167	(223)	-	(56)
Material charges and other operating expenses	1,675	1,363	1,533	-	4,571
Total costs and expenses	2,316	27,053	274,493	(35,186)	268,676

INCOME (LOSS) FROM OPERATIONS	(2,316)	14,835	52,282	-	64,801

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	-	(11,053)	(204)	-	(11,257)
Interest income	5	43	66	-	114
Other - net	-	36	1,301	-	1,337
Total other income (expense) - net	5	(10,974)	1,163	-	(9,806)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(2,311)	3,861	53,445	-	54,995
(Benefit) provision for income taxes	-	2,128	(2,632)	-	(504)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,311)	1,733	56,077	-	55,499

DISCONTINUED OPERATIONS, NET OF TAX	-	(5,982)	-	-	(5,982)

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	51,828	56,077	-	(107,905)	-

NET INCOME	$49,517	$51,828	$56,077	$(107,905)	$49,517

--

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended March 31, 2011
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$-	$32,307	$198,409	$(24,750)	$205,966

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	-	26,082	109,942	(24,750)	111,274
Depreciation and amortization	-	14,504	23,650	-	38,154
Selling, general and administrative	-	5,548	15,266	-	20,814
Loss (gain) on disposals of property and equipment	-	(28)	(3)	-	(31)
Material charges and other operating expenses	-	-	-	-	-
Total costs and expenses	-	46,106	148,855	(24,750)	170,211

INCOME (LOSS) FROM OPERATIONS	-	(13,799)	49,554	-	35,755

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	-	(5,319)	(2,353)	2,353	(5,319)
Interest income	-	2,333	49	(2,353)	29
Other - net	-	(60)	(1,024)	-	(1,084)
Total other income (expense) - net	-	(3,046)	(3,328)	-	(6,374)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	-	(16,845)	46,226	-	29,381
(Benefit) provision for income taxes	-	(1,057)	3,643	-	2,586

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	-	(15,788)	42,583	-	26,795

DISCONTINUED OPERATIONS, NET OF TAX	-	-	5,277	-	5,277

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	32,072	47,860	-	(79,932)	-

NET INCOME	$32,072	$32,072	$47,860	$(79,932)	$32,072

--

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended June 30, 2011
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$-	$29,640	$200,782	$(6,925)	$223,497

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	-	21,868	89,574	(6,925)	104,517
Depreciation and amortization	-	14,629	26,178	-	40,807
Selling, general and administrative	-	5,707	16,022	-	21,729
Loss (gain) on disposals of property and equipment	-	(89)	(1,302)	-	(1,391)
Material charges and other operating expenses	-	6,100	-	-	6,100
Total costs and expenses	-	48,215	130,472	(6,925)	171,762

INCOME (LOSS) FROM OPERATIONS	-	(18,575)	70,310	-	51,735

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	-	(7,449)	(298)	298	(7,449)
Interest income	-	300	30	(298)	32
Other - net	-	106	259	-	365
Total other income (expense) - net	-	(7,043)	(9)	-	(7,052)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	-	(25,618)	70,301	-	44,683
(Benefit) provision for income taxes	-	(11,668)	11,948	-	280

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	-	(13,950)	58,353	-	44,403

DISCONTINUED OPERATIONS, NET OF TAX	-	424,473	(3,017)	-	421,456

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	465,859	55,336	-	(521,195)	-

NET INCOME	$465,859	$465,859	$55,336	$(521,195)	$465,859

--

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Six months ended June 30, 2011
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$-	$61,947	$399,191	$(31,675)	$429,463

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	-	47,950	199,516	(31,675)	215,791
Depreciation and amortization	-	29,133	49,828	-	78,961
Selling, general and administrative	-	11,255	31,288	-	42,543
Loss (gain) on disposals of property and equipment	-	(117)	(1,305)	-	(1,422)
Material charges and other operating expenses	-	6,100	-	-	6,100
Total costs and expenses	-	94,321	279,327	(31,675)	341,973

INCOME (LOSS) FROM OPERATIONS	-	(32,374)	119,864	-	87,490

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	-	(12,768)	(2,651)	2,651	(12,768)
Interest income	-	2,633	79	(2,651)	61
Other - net	-	46	(765)	-	(719)
Total other income (expense) - net	-	(10,089)	(3,337)	-	(13,426)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	-	(42,463)	116,527	-	74,064
(Benefit) provision for income taxes	-	(12,725)	15,591	-	2,866

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	-	(29,738)	100,936	-	71,198

DISCONTINUED OPERATIONS, NET OF TAX	-	424,473	2,260	-	426,733

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	497,931	103,196	-	(601,127)	-

NET INCOME	$497,931	$497,931	$103,196	$(601,127)	$497,931

--

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Year ended December 31, 2011
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$-	$128,561	$925,238	$(114,570)	$939,229

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	-	76,869	545,767	(114,570)	508,066
Depreciation and amortization	-	58,874	125,029	-	183,903
Selling, general and administrative	2,161	22,598	63,519	-	88,278
Loss (gain) on disposals of property and equipment	-	(157)	(1,420)	-	(1,577)
Material charges and other operating expenses	-	10,976	-	-	10,976
Total costs and expenses	2,161	169,160	732,895	(114,570)	789,646

INCOME (LOSS) FROM OPERATIONS	(2,161)	(40,599)	192,343	-	149,583

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	-	(19,560)	(3,162)	2,651	(20,071)
Interest income	1	3,110	270	(2,651)	730
Other - net	-	640	(802)	-	(162)
Total other income (expense) - net	1	(15,810)	(3,694)	-	(19,503)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(2,160)	(56,409)	188,649	-	130,080
(Benefit) provision for income taxes	-	(22,501)	16,842	-	(5,659)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,160)	(33,908)	171,807	-	135,739

DISCONTINUED OPERATIONS, NET OF TAX	-	585,926	15,176	-	601,102

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	739,001	186,983	-	(925,984)	-

NET INCOME	$736,841	$739,001	$186,983	$(925,984)	$736,841

--

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Year ended December 31, 2010
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$-	$380,497	$875,826	$(238,618)	$1,017,705

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	-	281,392	374,058	(238,618)	416,832
Depreciation and amortization	-	59,991	78,310	-	138,301
Selling, general and administrative	-	59,889	18,769	-	78,658
Loss (gain) on disposals of property and equipment	-	(332)	734	-	402
Material charges and other operating expenses	-	-	5,250	-	5,250
Total costs and expenses	-	400,940	477,121	(238,618)	639,443

INCOME (LOSS) FROM OPERATIONS	-	(20,443)	398,705	-	378,262

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	-	(24,879)	(22,256)	22,256	(24,879)
Interest income	-	23,061	484	(22,256)	1,289
Gain on debt extinguishment	-	-	5,324	-	5,324
Other - net	-	(331)	(130)	-	(461)
Total other income (expense) - net	-	(2,149)	(16,578)	-	(18,727)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	-	(22,592)	382,127	-	359,535
(Benefit) provision for income taxes	-	(12,036)	103,970	-	91,934

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	-	(10,556)	278,157	-	267,601

DISCONTINUED OPERATIONS, NET OF TAX	-	-	12,394	-	12,394

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	279,995	290,551	-	(570,546)	-

NET INCOME	$279,995	$279,995	$290,551	$(570,546)	$279,995

--

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Year ended December 31, 2009
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$-	$633,466	$760,311	$(350,774)	$1,043,003

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	-	394,650	360,437	(350,774)	404,313
Depreciation and amortization	-	63,595	60,345	-	123,940
Selling, general and administrative	-	54,942	11,011	-	65,953
Loss (gain) on disposals of property and equipment	-	(5,363)	(180)	-	(5,543)
Total costs and expenses	-	507,824	431,613	(350,774)	588,663

INCOME (LOSS) FROM OPERATIONS	-	125,642	328,698	-	454,340

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	-	(8,028)	(33,457)	33,457	(8,028)
Interest income	-	34,644	7	(33,457)	1,194
Other - net	-	47	(35)	-	12
Total other income (expense) - net	-	26,663	(33,485)	-	(6,822)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	-	152,305	295,213	-	447,518
(Benefit) provision for income taxes	-	36,874	82,312	-	119,186

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	-	115,431	212,901	-	328,332

DISCONTINUED OPERATIONS, NET OF TAX	-	-	39,172	-	39,172

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	367,504	252,073	-	(619,577)	-

NET INCOME	$367,504	$367,504	$252,073	$(619,577)	$367,504

--

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended March 31, 2012
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$49,517	$51,828	$56,077	$(107,905)	$49,517

Other comprehensive income, net of tax:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	4,087	4,087	-	(4,087)	4,087
Amortization of transition obligation	77	77	-	(77)	77
Amortization of prior service credit	(775)	(775)	-	775	(775)

OTHER COMPREHENSIVE INCOME	3,389	3,389	-	(3,389)	3,389

COMPREHENSIVE INCOME	$52,906	$55,217	$56,077	$(111,294)	$52,906

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended March 31, 2011
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$32,072	$32,072	$47,860	$(79,932)	$32,072

Other comprehensive income, net of tax:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	-	-	-	-	-
Amortization of transition obligation	-	-	-	-	-
Amortization of prior service credit	-	-	-	-	-

OTHER COMPREHENSIVE INCOME	-	-	-	-	-

COMPREHENSIVE INCOME	$32,072	$32,072	$47,860	$(79,932)	$32,072

--

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended June 30, 2011
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$465,859	$465,859	$55,336	$(521,195)	$465,859

Other comprehensive income, net of tax:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	-	-	-	-	-
Amortization of transition obligation	-	-	-	-	-
Amortization of prior service credit	-	-	-	-	-

OTHER COMPREHENSIVE INCOME	-	-	-	-	-

COMPREHENSIVE INCOME	$465,859	$465,859	$55,336	$(521,195)	$465,859

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Six months ended June 30, 2011
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$497,931	$497,931	$103,196	$(601,127)	$497,931

Other comprehensive income, net of tax:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	-	-	-	-	-
Amortization of transition obligation	-	-	-	-	-
Amortization of prior service credit	-	-	-	-	-

OTHER COMPREHENSIVE INCOME	-	-	-	-	-

COMPREHENSIVE INCOME	$497,931	$497,931	$103,196	$(601,127)	$497,931

--

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Year ended December 31, 2011
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$736,841	$739,001	$186,983	$(925,984)	$736,841

Other comprehensive income, net of tax:
Pension and other postretirement benefit adjustments, net of income taxes
Net (loss) gain arising during the period	(79,888)	(79,888)	-	79,888	(79,888)
Amortization of net loss	14,135	14,135	-	(14,135)	14,135
Amortization of transition obligation	552	552	-	(552)	552
Amortization of prior service credit	(14,975)	(14,975)	-	14,975	(14,975)

OTHER COMPREHENSIVE INCOME	(80,176)	(80,176)	-	80,176	(80,176)

COMPREHENSIVE INCOME	$656,665	$658,825	$186,983	$(845,808)	$656,665

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Year ended December 31, 2010
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$279,995	$279,995	$290,551	$(570,546)	$279,995

Other comprehensive income, net of tax:
Pension and other postretirement benefit adjustments, net of income taxes
Net (loss) gain arising during the period	(3,779)	(3,779)	-	3,779	(3,779)
Amortization of net loss	12,648	12,648	-	(12,648)	12,648
Amortization of transition obligation	430	430	-	(430)	430
Amortization of prior service credit	(4,473)	(4,473)	-	4,473	(4,473)

OTHER COMPREHENSIVE INCOME	4,826	4,826	-	(4,826)	4,826

COMPREHENSIVE INCOME	$284,821	$284,821	$290,551	$(575,372)	$284,821

--

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Year ended December 31, 2009
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$367,504	$367,504	$252,073	$(619,577)	$367,504

Other comprehensive income, net of tax:
Pension and other postretirement benefit adjustments, net of income taxes
Net (loss) gain arising during the period	14,225	14,225	-	(14,225)	14,225
Prior service credit arising during the period	43,703	43,703	-	(43,703)	43,703
Amortization of net loss	10,721	10,721	-	(10,721)	10,721
Amortization of transition obligation	431	431	-	(431)	431
Amortization of prior service credit	(2,385)	(2,385)	-	2,385	(2,385)

OTHER COMPREHENSIVE INCOME	66,695	66,695	-	(66,695)	66,695

COMPREHENSIVE INCOME	$434,199	$434,199	$252,073	$(686,272)	$434,199

--

Rowan Companies plc and Subsidiaries
Consolidated Statements of Cash Flows
Year ended December 31, 2011
(in thousands)
(unaudited)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES	$(1,430)	$(235,989)	$332,098	$-	$94,679

INVESTING ACTIVITIES:
Property, plant and equipment additions	-	(125,481)	(1,392,193)	-	(1,517,674)
Proceeds from disposals of property, plant and equipment	-	613	5,121	-	5,734
Proceeds from sales of manufacturing and land drilling operations, net	-	1,555,480	-	-	1,555,480
Change in restricted cash balance	-	-	15,265	-	15,265
Investments in consolidated subsidiaries	-	(881,450)	-	881,450	-

Net cash used in investing activities	-	549,162	(1,371,807)	881,450	58,805

FINANCING ACTIVITES:
Repayments of borrowings	-	(22,464)	(29,702)	-	(52,166)
Advances (to) from affiliates	22,902	(260,380)	237,478	-	-
Contributions from parent	-	-	881,450	(881,450)	-
Payments to acquire treasury stock	-	(125,013)	-	-	(125,013)
Proceeds from exercise of employee stock options	-	19,941	-	-	19,941
Excess tax benefits from share-based compensation	-	4,359	769	-	5,128

Net cash provided by (used in) financing activities	22,902	(383,557)	1,089,995	(881,450)	(152,110)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,472	(70,384)	50,286	-	1,374
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	255,061	182,418	-	437,479

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,472	$184,677	$232,704	$-	$438,853

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

10.8
Form of Non-Employee Director Restricted Share Unit Notice pursuant to 2009 Rowan Companies, Inc. Incentive Plan (as Amended and Restated and as Assumed and Adopted by Rowan Companies plc, effective May 4, 2012) (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2012).

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

10.11	Deed of Assumption, dated May 4, 2012, executed by the Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 4, 2012).
10.12	Form of Supplement to Change in Control Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on May 4, 2012).
10.13	Form of Deed of Indemnity of Rowan Companies plc (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on May 4, 2012).
10.14 *	Retirement Agreement with William H. Wells dated September 7, 2012.
10.15 *	Form of Performance Unit Notice pursuant to the 2009 Rowan Companies, Inc. Incentive Plan (as Amended and Restated and as Assumed and Adopted by the Company, effective May 4, 2012).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

__________________
* Filed or furnished herewith.

--

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROWAN COMPANIES PLC
(Registrant)

Date: November 8, 2012	/s/ J. KEVIN BARTOL
J. Kevin Bartol
Executive Vice President, Chief Financial Officer
and Treasurer

Date: November 8, 2012	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Vice President and Controller
(Chief Accounting Officer)