Form 10-K
period 2012-12-31
ROWAN COMPANIES PLC
filed 2013-03-01
CIK 85408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 1-5491

Rowan Companies plc

(Exact name of registrant as specified in its charter)
England and Wales	98-1023315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard, Suite 5450
Houston, Texas 77056-6189
(Address of principal executive offices)

Registrant’s telephone number, including area code: (713) 621-7800

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A ordinary shares, $0.125 par value	New York Stock Exchange

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

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $3.986 billion as of June 30, 2012, based upon the closing price of the registrant’s ordinary shares on the New York Stock Exchange Composite Tape of $32.33 per share.

The number of Class A ordinary shares, $0.125 par value, outstanding at January 31, 2013, was 124,251,953.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K
Portions of the Proxy Statement for the 2013 Annual General Meeting of Shareholders	Part III, Items 10-14

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

•	governmental regulatory, legislative and permitting requirements affecting drilling operations in the areas in which our rigs operate;

•	tax matters, including our effective tax rates, tax positions, changes in tax laws, treaties and regulations, tax assessments and liabilities for taxes;

•	changes in worldwide rig supply and demand, competition or technology, including as a result of delivery of newbuild drilling rigs and reactivation of rigs;

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

•
governmental action and political and economic uncertainties, including uncertainty or instability resulting from civil unrest, political demonstrations, mass strikes, or an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas of the Middle East or other geographic areas, which may result in extended business interruptions, suspended operations, or result in claims by our customers of a force majeure situation and payment disputes;

•
terrorism, piracy, political instability, hostilities, nationalization, expropriation, confiscation or deprivation of our assets or military action impacting our operations, assets or financial performance in our areas of operations, including the Middle East;

•
the outcome of legal proceedings, or other claims or contract disputes, including any inability to collect receivables or resolve significant contractual or day rate disputes, any purported renegotiation, nullification, cancellation or breach of contracts with customers or other parties, and any failure to negotiate or complete definitive contracts following announcements of receipt of letters of intent;

•	potential long-lived asset impairments;

•	costs and uncertainties associated with our redomestication, or changes in foreign or domestic laws that could reduce or eliminate the anticipated benefits of the transaction;

•	impacts of any global financial or economic downturn;

•	effects of accounting changes and adoption of accounting policies;

•	potential unplanned expenditures and funding requirements, including investments in pension plans and other benefit plans; and

•	other important factors described from time to time in the reports filed by us with the Securities and Exchange Commission (the Commission), and the New York Stock Exchange (NYSE).

All forward-looking statements contained in this Form 10-K speak only as of the date of this document.  We undertake no obligation to update or revise publicly any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K, or to reflect the occurrence of unanticipated events, except as required by applicable law.

Other relevant factors are included in Item 1A, “Risk Factors,” of this Form 10-K.

PART I

ITEM 1.  BUSINESS

On May 4, 2012, Rowan Companies plc, a public limited company incorporated under the laws of England and Wales (Rowan UK), became the successor issuer to Rowan Companies, Inc. (Rowan Delaware) pursuant to an agreement and plan of merger and reorganization (the “redomestication”) approved by the stockholders of Rowan Delaware on April 16, 2012.  As a result of the redomestication, Rowan UK became the parent company of the Rowan group of companies and our place of incorporation was effectively changed from Delaware to the United Kingdom.  We remain subject to the Securities and Exchange Commission reporting requirements, the mandates of the Sarbanes-Oxley Act and the applicable corporate governance rules of the NYSE, and we will continue to report our consolidated financial results in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America (US GAAP).  We also must comply with additional reporting requirements of English law.  The redomestication was accounted for as an internal reorganization of entities under common control; therefore, for purposes of these consolidated financial statements, the carrying values of assets and liabilities of the merged entities were carried forward without adjustment. Unless the context otherwise requires, the terms “Rowan,” “Company,” “we,” “us” and “our” are used to refer to Rowan UK (or Rowan Delaware for periods prior to the redomestication) and its consolidated subsidiaries.

In June 2011, we completed the sale of our wholly owned manufacturing subsidiary, LeTourneau Technologies, Inc. (LeTourneau), and in September 2011, we completed the sale of our land drilling operations.  Prior to 2011 our manufacturing operations were reported as the Drilling Products and Systems and the Mining, Forestry and Steel Products segments, and our land drilling operations were reported as a component of our Drilling Services segment.  See Note 3 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K for further information.

The Company does not currently segment its continuing offshore drilling business for reporting purposes.  Information with respect to our revenues and assets by geographic areas of operation is presented in Note 12 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) are made available free of charge on our website at www.rowancompanies.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Overview

The Company is a major provider of offshore oil and gas contract drilling services internationally and provides its services utilizing a fleet of 31 self-elevating mobile offshore “jack-up” drilling units.  The Company’s primary focus is on high-specification and premium jack-up rigs, which its customers use for exploratory and development drilling and, in certain areas, well workover operations.  Additionally, the Company has four ultra-deepwater drillships under construction, the first of which is scheduled for delivery in December 2013.

The Company conducts offshore drilling operations in various markets throughout the world including the U.K. and Norwegian sectors of the North Sea, Middle East, Southeast Asia, the United States Gulf of Mexico (US GOM), Trinidad and Egypt, among others.

During 2012, we generated revenues of $1.393 billion and operating income of $255.1 million, compared with $939.2 million and $149.6 million, respectively, in 2011.  Our results of operations are further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Drilling Fleet

We operate large jack-up rigs capable of drilling depths up to 35,000 feet in maximum water depths ranging from 250 to 550 feet, depending on rig size and location.  Our jack-ups are designed with a hull that is fully equipped to serve as a drilling platform supported by three independently elevating legs. The rig is towed to the drilling site where the legs are lowered into the ocean floor, and the hull is jacked up to the elevation required to drill the well.

We have aggressively grown our jack-up fleet in recent years to better serve the needs of the industry and we are particularly well positioned to serve the niche market for high-pressure/high-temperature (HPHT) wells.  All of our rigs feature top-drive drilling systems, solids-control equipment, AC power and mud pumps that accelerate the drilling process.  Our drilling fleet currently comprises the following:

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

Our three Super Gorilla class rigs were delivered during the period from 1998 to 2002 and are enhanced versions of our Gorilla class rigs that can be equipped for simultaneous drilling and production operations.  They can operate year-round in 400 feet of water south of the 61st parallel in the North Sea, within the worst-case combination of 100-year storm criteria for waves, wave periods, winds and currents.  The Bob Palmer, which was delivered in 2003, is an enhanced version of the Super Gorilla class jack-up and is designated a Super Gorilla XL.  With 713 feet of leg, 139 feet more than the Super Gorillas, and 30% larger spud cans, this rig can operate in water depths to 550 feet in typically benign environments like the US GOM and the Middle East or in water depths to 400 feet in the hostile environments of the North Sea and offshore eastern Canada.

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

In 2011 we entered into contracts with Hyundai Heavy Industries Co., Ltd (Hyundai) for the construction of three ultra-deepwater drillships, the Rowan Renaissance, Rowan Resolute and Rowan Reliance, which are scheduled for delivery in December 2013, June 2014 and October 2014, respectively.  In 2012 we exercised our option with Hyundai for the construction of a fourth ultra-deepwater drillship, the Rowan Relentless, which is scheduled for delivery in March 2015.  The agreement with Hyundai also includes an option for a similar fifth drillship exercisable in the first quarter of 2013, for delivery in the third quarter of 2015.  We may seek to extend the option prior to its termination.  The drillships, which are being constructed at Hyundai’s Ulsan, South Korea, shipyard, will be capable of drilling wells to depths of 40,000 feet in waters of up to 12,000 feet.  The DP-3 compliant, dynamically-positioned drillships will be equipped with retractable thrusters, dual-activity capability, five mud pumps, dual mud systems and a maximum hook-load capacity of 1,250 tons.  Each will also be equipped with a seven-ram BOP incorporating full acoustic backup control plus a second BOP on board.  They will feature hull integration with below-deck riser storage, four million pounds riser tensioning, main load path active-heave drawworks, three 100-ton knuckle boom cranes, an active-heave 165-ton crane for simultaneous deployment of subsea equipment, a variable deck load capacity of 20,000 tons and accommodations for 210 personnel.

Our drilling operations are subject to many hazards, including blowouts, well fires and severe weather, which could cause personal injury, suspend drilling operations, seriously damage or destroy equipment, and cause substantial damage to producing formations and the surrounding environment.  Damage to a jack-up rig’s legs can occur in the event they punch through the ocean floor.  Offshore drilling rigs are also subject to marine hazards, either while on site or under tow, such as vessel capsizing, collision or grounding.  Raising and lowering the legs of jack-up rigs into the ocean floor requires skillful handling to avoid capsizing or other serious damage.  Drilling into high-pressure formations is a complex process and problems can frequently occur.  See Item 1A, “Risk Factors,” of this Form 10-K for additional information.

See Item 2, “Properties,” of this Form 10-K for additional information with respect to the rigs in our fleet.

Contracts

Our drilling contracts generally provide for a fixed amount of compensation per day, known as the day rate, and are usually obtained either through competitive bidding or individual negotiations.

Our drilling contracts are either “well-to-well,” “multiple-well” or for a fixed term generally ranging from one month to multiple years. Well-to-well contracts are cancelable by either party upon completion of drilling.  Fixed-term contracts usually provide for termination by either party if drilling operations are suspended for extended periods as a result of events of force majeure.  While many fixed-term contracts are for relatively short periods, some can continue for periods longer than the original terms, and well-to-well contracts can be extended over multiple series of wells.  Many drilling contracts contain renewal or extension provisions exercisable at the option of the customer at mutually-agreeable rates and, in certain cases, such option rates are agreed upon at the outset of the contract.  Many of our drilling contracts provide for separate lump-sum payments for rig mobilization and demobilization, for which we recognize the revenues and related expenses over the primary contract term, and for reimbursement of certain other costs, for which we recognize both revenues and expenses when incurred.  Our contracts for work in foreign countries generally provide for payment in United States dollars except for amounts required by applicable law to be paid in the local currency or amounts required to meet local expenses.

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

During periods of weak demand and declining day rates, we have historically accepted lower rates in an attempt to keep our rigs working and to mitigate the substantial costs of maintaining and reactivating stacked rigs.  In 2010, however, we chose to cold-stack two of our least competitive rigs and in 2011 we stacked a third rig, rather than making the substantial capital expenditures required in order to secure ongoing work.  In periods of strong demand and rising day rates, we strive to maintain a mix of short- and long-term contracts to enable us to both take advantage of potential higher future rates (and cover potential higher operating costs) as well as provide down-side protection when markets inevitably decline.

Our offshore drilling revenue backlog was estimated to be approximately $3.6 billion at February 21, 2013, up from approximately $3.1 billion at February 27, 2012.  See “Outlook” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K for further information with respect to the Company’s backlog.

Competition

The contract drilling industry is highly competitive, and success in obtaining contracts involves many factors, including price, rig capability, operating and safety performance and reputation.

Currently, we compete with several offshore drilling contractors that together have 782 mobile rigs available worldwide, including 481 jack-ups.  We estimate that 39 or 8% of the world’s existing jack-up fleet are high-specification, including the 19 high-specification rigs that we own.  Eighty-eight additional jack-up rigs are under construction for delivery through 2015, 32 of which are considered high-specification.

There are currently 84 drillships operating worldwide plus another 74 under construction or on order for delivery through 2020, including our four.  We estimate that 51, or approximately 61% of the world’s existing drillship fleet, are capable of drilling in water depths of 10,000 feet or more, and 72 of the 74 under construction will have 10,000-foot water depth capabilities.

Based on the number of rigs as tabulated by IHS-Petrodata, we are the ninth largest offshore drilling contractor in the world and the fifth largest jack-up rig operator.  Based on the most recent publicly available information, we are the sixth largest publicly traded offshore drilling contractor ranked by revenues.  Some of our competitors have greater financial and other resources and may be more able to make technological improvements to existing equipment or replace equipment that becomes obsolete.  In addition, those contractors with larger and more diversified drilling fleets may be better positioned to withstand unfavorable market conditions.

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

Governmental Regulation

Many aspects of our operations are subject to governmental regulation, including equipping and operating vessels, drilling practices and methods, and taxation.  In addition, the United States and other countries in which we operate have regulations relating to environmental protection and pollution control.  We could become liable for damages resulting from pollution of offshore waters in some circumstances and, under United States regulations, we must document financial responsibility.

Generally, we are indemnified under our drilling contracts for pollution, well and environmental damages, except in certain cases of pollution emanating above the surface of water from spills of pollutants emanating from our drilling rigs. This indemnity includes all costs associated with regaining control of a wild well, removal and disposal of the pollutant, environmental remediation and claims by third parties for damages.

Our customers often require us to assume responsibility for pollution damages where we are at fault.  In each of these instances, we seek to limit our liability exposure to a non-material amount, or an amount within the limits of our available insurance coverage. For example, a contract may provide that we will assume the first $500,000 of costs related to an incident resulting in wellbore pollution due to our negligence, with the customer assuming responsibility for all costs in excess of $500,000.  We can provide no assurance, however, that we will be able to negotiate indemnities and/or limitation of liability provisions for all of our contracts or that such indemnification and/or limitation of liability provisions can be enforced or will be sufficient.  Our customers may challenge the validity or enforceability of the indemnity provision for several reasons, including but not limited to, applicable law, judicial decisions, the language of the indemnity provision, reasons of public policy, degree of fault and/or the circumstances resulting in the pollution.

In the event of an incident resulting in wellbore pollution and a customer who is unable or unwilling to honor its indemnity obligation, the impact on our financial position, operations and liquidity would depend on the scope of the incident.  In this instance, we would seek to enforce our legal rights, including the enforcement of the indemnity obligation and redress from all parties at fault.  In addition, we maintain limited insurance for liability related to negative environmental impacts of a sudden and accidental pollution event, as described below. If both insurance and indemnity protection were unavailable or insufficient and the incident was significant, there could be a material adverse effect on our results of operations, financial condition or liquidity.

Pursuant to the Clean Water Act, the owner of a lease (the Operator) is required to obtain a National Pollutant Discharge Elimination Permit (NPDES permit).  For drilling operations conducted in the US GOM, these permits are issued and administered by the Environmental Protection Agency (EPA).  As a contract driller in the US GOM, we operate in accordance with the Operator’s NPDES permit.   According to the NPDES permit, the Operator is the designated Responsible Party and is thus responsible for any environmental impacts that would occur in the event of the discharge of any unpermitted substance, including a fuel spill or oil leak from an offshore installation, such as a mobile drilling unit.  In addition, pursuant to the International Maritime Organization, to which the United States is a signatory, we are required to have for each of our drilling units a Shipboard Oil Pollution Emergency Plan (SOPEP), which is administered by the United States Coast Guard (USCG).

In support of compliance with these permits and regulations, our SOPEP details procedures for rapid and effective response to spill events that may occur as a result of our operations or those of the Operator. This plan is reviewed annually and updated as necessary. Onboard drills are conducted periodically to maintain effectiveness of the plan and each rig is outfitted with equipment to respond to minor spills.  The drills include participation of key personnel, spill response contractors and representatives of governmental agencies.  For operations in the United States, our SOPEPs are subject to review and approval by various organizations including the USCG, EPA and the Bureau of Safety and Environmental Enforcement (BSEE), formerly the Bureau of Ocean Energy Management, Regulatory and Enforcement (BOEMRE), and are recertified by the American Bureau of Shipping every five years.

As the designated responsible party, the Operator has the primary responsibility for spill response, including having contractual arrangements in place with emergency spill response organizations to supplement any onboard spill response equipment.  However, we also have an agreement with an emergency spill response organization should we have an incident that exceeds the scope of our onboard spill response equipment.

Our spill response provider has been in business since 1994 and specializes in helping industries prevent and clean up oil and other hydrocarbon spills throughout the Gulf Coast, with response centers in Texas and Louisiana with 24-hour response capabilities and equipment.  Our provider’s website states that it holds all necessary licenses, certifications and permits to respond to emergencies in the US GOM and that it has significant spill response resources to meet the needs of its customers.

We believe these resources have adequate equipment to respond to an emergency spill; however, we can provide no assurance that adequate resources will be available should multiple concurrent spills occur. Other foreign jurisdictions in which we operate may also have similar regulations and requirements.

In addition, we are actively involved in various industry-led initiatives and task forces, including the American Petroleum Institute’s newly formed Center for Offshore Safety, that are engaged in various initiatives to improve safety and protect the environment.

Except as discussed above, we do not believe regulatory compliance has materially affected our capital expenditures, earnings or competitive position to date, although such measures increase drilling costs and may adversely affect drilling operations.  Further regulations may reasonably be anticipated, but any effects on our drilling operations cannot be accurately predicted at this time.

In the United States, we are subject to the requirements of the Occupational Safety and Health Act of 1970 (OSHA) and comparable state statutes. OSHA requires us to provide our employees with information about the chemicals used in our operations.  There are comparable requirements in other non-U.S. jurisdictions in which we operate.

In addition to the federal, state, and foreign regulations that directly affect our operations, regulations associated with the production and transportation of oil and gas affect our customers and thereby could potentially impact demand for our services.

Insurance

We maintain insurance coverage for damage to our drilling rigs, third-party liability, workers’ compensation and employers’ liability, sudden and accidental pollution and other coverage.  Our insurance coverage is subject to deductibles and self-insured retentions which must be met prior to any recovery.  Additionally, our insurance is subject to exclusions and limitations, and we can provide no assurance that such coverage will adequately protect us against liability from all potential consequences and damages.

Our current insurance policies provide coverage for loss or damage to our fleet of drilling rigs on an agreed value basis (which varies by unit) subject to a deductible of $25 million per occurrence.  This coverage does not include damage arising from a US GOM named windstorm, for which we are self-insured.

We maintain insurance policies providing limited coverage for liability associated with negative environmental impacts of a sudden and accidental pollution event, third-party liability, employers’ liability (including Jones Act liability), auto liability and aviation liability, and these policies are subject to various exclusions, deductibles and underlying limits.  In addition, we maintain excess liability coverage with an annual aggregate limit of $700 million subject to a self-insured retention of $10 million (except in cases of removal-of-rig-wreck due to a US GOM named windstorm, which has a self-insured retention of $200 million).

Our rig physical damage and liability insurance renews each June.  Due to industry losses in recent years, including the 2010 Macondo incident, it may be impossible to secure coverage of a similar nature and with similar limits, or such coverage may be available only at higher costs.

Employees

At December 31, 2012, we had 3,119 employees worldwide, compared to 2,719 and 5,217 at December 31, 2011 and 2010, respectively.  The number of employees at December 31, 2010, included 2,976 employees attributable to operations that were sold in 2011.  Certain of our employees and contractors in international markets, such as Trinidad and Norway, are represented by labor unions and work under collective bargaining or similar agreements, which are subject to periodic renegotiation.  We consider relations with our employees to be satisfactory.

Customers

Saudi Aramco and Total Exploration & Production accounted for 29% and 11%, respectively, of our 2012 consolidated revenues.

ITEM 1A.  RISK FACTORS

You should consider carefully the following risk factors, in addition to the other information contained and incorporated by reference in this Form 10-K, before deciding to invest in our equity or debt securities.

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

Demand for our drilling services also depends on additional factors that are beyond our control, including:

•	worldwide demand for drilling services;

•	worldwide demand and prices for oil and natural gas;

•	the level of exploration and development expenditures by energy companies;

•	the willingness and ability of the Organization of Petroleum Exporting Countries, or OPEC, to limit production levels and influence prices;

•	the level of production in non-OPEC countries;

•	the effect of increased economic sanctions that affect the energy industry;

•	the general economy, including inflation;

•	the condition of global capital markets;

•	weather and climate conditions in our principal operating areas, including possible disruption of exploration and development activities due to hurricanes and other severe weather conditions;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	expectations regarding future energy prices;

•	environmental and other laws and regulations;

•	policies of various governments regarding exploration and development of oil and natural gas reserves;

•	domestic and international tax policies;

•	political and military conflicts in oil-producing areas and the effects of terrorism; ;

•	advances in exploration and development technology, such as unconventional drilling and the development of shale resources;

•	the development and exploitation of alternative fuels;

•	further consolidation of our customer base, and

•	further consolidation of our competitors.

Our drilling operations have been and will continue to be adversely affected by dramatic declines in oil and natural gas prices, but we cannot predict such events.  Nor can we assure you that a reduction in offshore drilling activity will not occur for other reasons.

An oversupply of drilling units may lead to a reduction in rig utilization and day rates and therefore may materially impact our profitability.

During the recent period of high utilization and day rates, industry participants have increased the supply of drilling units by ordering construction of new offshore drilling units.  Historically, this has resulted in an oversupply of drilling units and has caused a subsequent decline in utilization and day rates when the drilling units have entered the market, sometimes for extended periods of time until the new units have been absorbed into the active fleet.  According to industry sources, there were 481 jack-ups and 84 drillships in the worldwide fleets as of January 23, 2013, and an additional 88 jack-ups and 74 drillships were under construction or on order.  A large number of the drilling units currently under construction have not been contracted for future work, which could intensify price competition as scheduled delivery dates grow near and lead to a reduction in day rates.  Lower utilization and day rates could adversely affect our revenues and profitability.  Prolonged periods of low utilization and day rates could also result in the recognition of impairment charges on our drilling units if future cash flow estimates, based upon information available to management at the time, indicate that their carrying value may not be recoverable. See “Impairment of Long-lived Assets” in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for information regarding impairment charges recognized in 2012.

Failure to obtain and retain highly skilled personnel could hurt our operations.

We require highly skilled personnel to operate our rigs and provide technical services and support for our business in each of the areas of our operations.  To the extent that demand for drilling services and the size of the worldwide industry fleet increase (including due to the impact of newly constructed rigs), shortages of qualified personnel could arise, creating upward pressure on wages and difficulty in staffing and servicing our rigs, which could adversely affect our results of operations.  In addition, the entrance of new participants into the offshore drilling market would cause further competition for qualified and experienced personnel as these entities seek to hire personnel with expertise in the offshore drilling industry. The heightened competition for skilled personnel could adversely impact our financial position, results of operations and cash flows by limiting our operations or further increasing our costs.

Our business is capital intensive, and we have significant future commitments to construct additional rigs.

Our total estimated project cost for the four ultra-deepwater drillships currently under construction is approximately $3.0 billion, of which approximately $2.2 billion has not yet been incurred.

Construction, enhancement, upgrades, conversions and repairs of rigs and drillships is subject to risks, including delays and cost overruns, which could have an adverse impact on our available cash resources and results of operations.

We have entered into contracts for the construction of four ultra-deepwater newbuild drillships with Hyundai Heavy Industries Co. Ltd. at a cost of approximately $3.0 billion.  All four of our drillships are or will be constructed at Hyundai’s Ulsan shipyard in South Korea.  Although there is certain insurance coverage and financial and bank guarantees associated with the drillship construction contracts, in the event Hyundai is, for any reason, unable to perform under its agreements, there may be a material adverse effect on our results of operations, financial condition and cash flows.

From time to time in the future, we may also undertake additional new construction projects. In addition, we may make significant upgrade, refurbishment and repair expenditures for our fleet from time to time, particularly as our drilling units age.  Some of these expenditures could be unplanned. These projects together with our existing construction projects and other efforts of this type are subject to risks of cost overruns or delays inherent in any large construction project as a result of numerous factors, including the following:

•	shipyard unavailability;

•	shortages of equipment, materials or skilled labor for completion of repairs or upgrades to our equipment;

•	unscheduled delays in the delivery of ordered materials and equipment or shipyard construction;

•	financial or operating difficulties experienced by equipment vendors or the shipyard;

•	unanticipated actual or purported change orders;

•	local customs strikes or related work slowdowns that could delay importation of equipment or materials;

•	engineering problems, including those relating to the commissioning of newly designed equipment;

•	design or engineering changes;

•	latent damages or deterioration to the hull, equipment and machinery in excess of engineering estimates and assumptions;

•	work stoppages;

•	client acceptance delays;

•	weather interference, storm damage or other events of force majeure;

•	disputes with shipyards and suppliers;

•	shipyard failures and difficulties;

•	unanticipated delays in delivery or cost increases of necessary equipment;

•	failure of third-party equipment vendors or service providers;

•	unanticipated cost increases, including relating to raw materials used in construction of our drilling units; and

•	difficulty in obtaining necessary permits or approvals or in meeting permit or approval conditions.

These factors may contribute to cost variations and delays in the delivery of our ultra-deepwater newbuild drillships or upgrade projects. Delays in the delivery of these drillships or other drilling units or the inability to complete construction in accordance with their design specifications may, in some circumstances, result in a delay in contract commencement, resulting in a loss of revenue to us, and may also cause customers to renegotiate, terminate or shorten the term of a drilling contract pursuant to applicable late delivery clauses.  In the event of termination of one of these contracts, we may not be able to secure a replacement contract on as favorable terms or at all.  Additionally, capital expenditures for upgrades, refurbishment and construction projects could materially exceed our planned capital expenditures.  Moreover, our drilling units that may undergo upgrade, refurbishment or repair may not earn a day rate during the periods they are out of service.  In addition, in the event of a shipyard failure or other difficulty, we may be unable to enforce certain provisions under our newbuilding contracts, such as our contractual rights to recover amounts paid as installments under such contracts. The occurrence of any of these events may have a material adverse effect on our results of operations, financial position or cash flows.

Our markets are highly competitive, and satisfactory price levels are difficult to maintain.

Our drilling markets are highly competitive, and no single participant is dominant.  Some of our competitors may have greater financial or other resources than we do.  The drilling industry has experienced consolidation in the past and may experience additional consolidation, which could create additional competitors larger than us.  Drilling contracts are often awarded on a competitive-bid basis, and intense price competition is frequently the primary factor determining which qualified contractor is awarded the job.  Relocation of offshore rigs from areas of lower activity, such as the US GOM in recent years, to more active international markets has further increased the competition among rigs looking for work in those areas.  The anticipated delivery of 88 new jack-ups and 74 drillships over the next three and seven years, respectively, and ongoing consolidation by oil and gas exploration and production companies will further increase the supply of rigs while reducing the number of available customers.  This consolidation has also resulted in drilling projects being delayed.  We may have to reduce our prices in order to remain competitive, which would have an adverse effect on our operating results and cash flows.

If we or our customers are unable to acquire or renew permits and approvals required for drilling operations, we may be forced to suspend or cease our operations, and our revenues may be reduced.

Crude oil and natural gas exploration and production operations require numerous permits and approvals for us and our customers from governmental agencies, particularly in the US GOM.  If we or our customers are not able to obtain necessary permits and approvals, our operations will be adversely affected.  Obtaining all necessary permits and approvals may necessitate substantial expenditures to comply with the requirements of these permits and approvals, future changes to these permits or approvals, or any adverse change in the interpretation of existing permits and approvals.  In addition, such regulatory requirements and restrictions could also delay or curtail our operations and could have a significant impact on our financial condition or results of operations and may create a risk of expensive delays or loss of value if a project is unable to function as planned due to changing requirements.

In 2010, the Bureau of Ocean Energy Management, Regulation and Enforcement, which was replaced October 1, 2011, by the Bureau of Ocean Energy Management (BOEM) and the Bureau of Safety and Environmental Enforcement (BSEE), issued Notices to Lessees (NTLs) implementing new environmental and safety regulations applicable to drilling operations in the US GOM.  These NTLs have adversely impacted the ability of our customers to obtain necessary permits and approval on a timely basis and/or to continue operations uninterrupted under existing permits.  The BSEE, which is responsible for implementation and enforcement of the new regulations, subsequently issued new regulations in October 2011 which formalized many of the requirements set forth in the NTLs and issued additional environmental and safety requirements in November 2011.  We have been evaluating our own environmental and safety programs and are working with the BSEE, our customers and various industry organizations to meet these requirements; however, compliance with these new regulatory requirements may result in interruption of operations, reduced revenues and higher operating costs.

We are subject to governmental laws and regulations that could expose us to significant costs and liability for environmental and natural resource damages.

Many aspects of our operations are subject to governmental regulation, including equipping and operating vessels, drilling practices and methods, and taxation.  In addition, the United States, United Kingdom and other countries in which we operate have regulations relating to environmental protection and pollution control.  We could become liable for damages resulting from pollution of offshore waters and, under United States regulations, we must document financial responsibility.  Generally, we are substantially indemnified under our drilling contracts for pollution damages, except in certain cases of pollution emanating above the surface of water from spills of pollutants, or pollutants emanating from our drilling rigs.  We can provide no assurance, however, that such indemnification provisions can be enforced or will be sufficient to cover potential environmental liabilities.

In the United States, we are subject to the requirements of OSHA and comparable state statutes. OSHA requires us to provide our employees with information about the chemicals used in our operations.  There are comparable requirements in other non-U.S. jurisdictions in which we operate.  Operations in certain areas, such as the North Sea, are highly regulated and have higher compliance and operating costs in general.

In addition to the federal, state, and foreign regulations that directly affect our operations, regulations associated with the production and transportation of oil and gas affect the operations of our customers and thereby could potentially impact demand for our services.

We will experience reduced profitability if our customers terminate or seek to renegotiate our drilling contracts, and our backlog of contracts may not be ultimately realized.

Most of our term drilling contracts are cancelable by the customer without penalty upon the occurrence of events beyond our control, such as the loss or destruction of the rig, or the suspension of drilling operations for a specified period of time as a result of a breakdown of major equipment, and require the customer to pay a termination fee in the event of a cancelation without cause.  Not all of our contracts require the customer to make an early termination payment upon cancellation.  Any early termination payments that may be required under our contracts may not be sufficient to fully compensate us for the loss of the contract and could result in the rig becoming idle for an extended period of time.  Additionally, a customer may be able to obtain a comparable rig at a lower daily rate and seek to renegotiate the terms of its existing drilling contract with us.  In some cases, we may be unable to negotiate or complete definitive contracts following announcements of receipt of letters of intent.  If we or our customers are unable to perform under existing contracts for any reason, our backlog of estimated revenues from drilling contracts would decline and may have a material adverse effect on our operating results, financial position and cash flows.

We have and will likely continue to have certain customer concentrations which increase our risks and may reduce profitability in certain situations.

Our two largest customers, Saudi Aramco and Total, accounted for 29% and 11%, respectively, of our 2012 consolidated revenues.  The loss or material reduction of business from any such significant customer could have a material adverse impact on our results of operations and cash flows.  Moreover, to the extent that we may be dependent on any single customer, we could be subject to the risks faced by that customer to the extent that such risks impede the customer's ability to continue operating and make timely payments to us.

Many of our drilling rigs are subject to damage or destruction by severe weather, and our business may be affected by the threat of severe weather.

Our drilling rigs are located in areas that frequently experience hurricanes or other forms of severe weather conditions and are therefore subject to potential damage or destruction caused by such weather.  Damage caused by high winds and turbulent seas could cause us to suspend operations on drilling rigs for significant periods of time until the damage can be repaired.  Even if our drilling rigs are not damaged or lost due to severe weather, we may still experience disruptions in our operations due to damage to our customers’ platforms and other related facilities.  Additionally our customers may choose not to contract our rigs for use during hurricane season, particularly in the US GOM.  We lost six rigs due to hurricanes in 2002, 2005 and 2008, and another was significantly damaged.  Future storms could result in the loss or damage of additional rigs, which would adversely affect our financial position, results of operations and cash flows.

We are currently self-insured with respect to physical damage due to named windstorms in the U.S. Gulf of Mexico.

Hurricanes (or named windstorms) have caused tremendous damage to drilling and production equipment and facilities throughout the Gulf Coast in recent years, and insurance companies have incurred substantial losses as a result.  Accordingly, insurance companies have substantially reduced the levels of available coverage for named windstorms in the US GOM and have dramatically increased the price of such coverage.  Coverage for potential liabilities to third parties associated with property damage and personal injuries, as well as coverage for environmental liabilities and removal of wreckage and debris associated with these named windstorm losses, has also been limited.

As a result of the increased cost and reduced availability, we do not maintain named windstorm physical damage coverage on any of our rigs located in the US GOM.  Our coverage for removal of wreckage for these rigs is subject to a $200 million per occurrence deductible.  Losses due to future US GOM named windstorms not covered by insurance could adversely affect our financial position, results of operations and cash flows.

Taxing authorities may challenge our tax positions, and we may not be able to realize expected benefits.

Our tax positions are subject to audit by U.K., U.S., and other tax authorities.  The tax authorities may disagree with our interpretations or assessments of the effects of tax laws, treaties, or regulations or their applicability to our corporate structure or certain transactions we have undertaken.  We could therefore incur material amounts of unrecorded income tax cost if our positions are challenged and we are unsuccessful in defending them.

In 2009, we recognized certain tax benefits as a result of applying the facts of a third-party tax case to our tax situation.  That case provided a more favorable tax treatment for certain foreign contracts entered into in prior years.  Determinations by such authorities that differ materially from our recorded estimates, favorably or unfavorably, may have a material impact on our results of operations, financial position and cash flows.  This position is currently under audit and is initially being challenged by the IRS field agents.  We have appealed their findings and expect to come to a conclusion within the next twelve months.  There can be no assurance that we will prevail in our position.

Changes in tax laws and our estimates of income taxes could adversely impact our financial results.

Through a merger, on May 4, 2012, we completed a change in our legal domicile from Delaware to the United Kingdom, where we already had substantial operations. As a result of the merger, Rowan UK became the parent company of the Rowan group of companies and our former Delaware parent company, Rowan Delaware, became an indirect, wholly owned subsidiary of Rowan UK.  There are frequently legislative proposals in the United States that attempt to treat companies that have undertaken similar transactions as U.S. corporations subject to U.S. taxes or to limit the tax deductions or tax credits available to United States subsidiaries of these corporations. The realization of the expected tax benefits of our  redomestication could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other tax authorities.  Changes in our effective tax rates as determined from time to time, the inability to realize anticipated tax benefits or the imposition of additional taxes could have a material impact on our results of operations, financial position and cash flows.  Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, the ultimate repatriation of earnings from non-U.S. subsidiaries to the United States, or by changes in applicable regulations and accounting principles.

Changes in our recorded tax estimates (including estimated reserves for uncertain tax positions) may have a material impact on our results of operations, financial position and cash flows.  We do not provide for deferred income taxes on undistributed earnings of the Company’s non-U.K. subsidiaries, including Rowan Delaware and Rowan Delaware’s non-U.S. subsidiaries.  It is the Company’s policy and intention to permanently reinvest earnings of the non-U.S. subsidiaries of Rowan Delaware outside the U.S.  Should the non-U.S. subsidiaries of Rowan Delaware make a distribution from these earnings, we may be subject to additional U.S. income taxes.

Our foreign operations typically present additional risks, and operations in certain foreign areas present higher costs.

In recent years, we have significantly expanded our operations internationally.  Foreign operations are often subject to political, economic and other uncertainties not typically encountered in domestic operations, including arbitrary taxation policies, onerous customs restrictions, currency exchange fluctuations, security threats including terrorism, piracy and the risk of asset expropriation due to foreign sovereignty over operating areas.  Political unrest in areas in which we have operations, could potentially delay projects, either planned or currently in progress, or could impact us in other unforeseen ways.

In foreign areas where legal protections may be less available to the Company, we assume greater risk that our customer may terminate contracts without cause on short notice, contractually or by governmental action.  Additionally, operations in certain areas, such as the North Sea, are highly regulated and have higher compliance and operating costs in general.

The majority of our transactions are denominated in United States dollars.  In order to reduce the impact of exchange rate fluctuations, we generally require customer payments to be in U.S. dollars and limit non-U.S. currency holdings to the extent they are needed to pay liabilities of operations denominated in local currencies.  In certain countries in which we operate however such as Egypt, local laws or contracts may require us to receive payment for a portion of the contract in the local currency.  In such instances, we may hold a greater amount of local currency than would otherwise be the case exposing us to a risk of exchange loss.  We currently do not hedge our foreign currency exposure.

Political disturbances, war, or terrorist attacks and changes in global trade policies and economic sanctions could adversely impact our operations.

As a result of our international operations, including our 12 rigs currently located in the Middle East and Egypt, we are subject to political and economic risks and uncertainties, including instability resulting from civil unrest, political demonstrations, mass strikes, or an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas of the Middle East or other geographic areas, which may result in extended business interruptions, suspended operations, or result in claims by our customers of a force majeure situation and payment disputes.  Additionally, we are subject to risks of terrorism, piracy, political instability, hostilities, nationalization, expropriation, confiscation or deprivation of our assets or military action impacting our operations, assets or financial performance in our areas of operations, including the Middle East.

Most of our contracts are fixed-price contracts, and changes in customer requirements, increased regulatory requirements and increases in our operating costs or price levels in general could have an adverse effect on the profitability of those contracts.

Most of our drilling contracts provide for the payment of a fixed day rate during periods of operation, and reduced day rates during periods of other activities.  Our long-term contracts may be at day rates that are lower than day rates then prevailing in the market, and we may be unable to increase day rates to reflect market conditions.  Long-term contracts may also be at day rates that are higher than market day rates, and our revenues may decline at the end of such favorable long-term contracts.   Many of our operating costs are unpredictable and can vary based on events beyond our control, including increased customer and regulatory requirements.  Operators and regulators are requiring higher standards, including increased back-up redundancy systems following the Macondo incident in the US GOM in 2010.  Our margins will therefore vary over the terms of our contracts as a result of applicable day rates and operating costs.  If our costs increase or we encounter unforeseen costs, we may not be able to recover them from our customers, which could adversely affect our financial position, results of operations and cash flows.

Our operating and maintenance costs with respect to our rigs include fixed costs that will not decline in proportion to decreases in rig utilization and day rates.

We do not expect our operating and maintenance costs with respect to our rigs to decline proportionately when rigs are not in service or when day rates decline.  Fixed costs continue to accrue during shipyard, transit and inspection time, which represented approximately 12% of our available rig days in 2012, down from 22% in 2011.   Operating revenue may fluctuate as a function of changes in day rates, but costs for operating a rig are generally fixed or only semi-variable regardless of the day rate being earned.  Additionally, if our rigs are idle between contracts, we typically continue to incur operating and personnel costs because the crew is used to prepare the rig for its next contract.  During times of reduced activity, reductions in costs may not be immediate as portions of the crew may be required to prepare our rigs for stacking.  Moreover, as our rigs are mobilized from one geographic location to another, the labor and other operating and maintenance costs may increase significantly.

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

High costs associated with maintaining idle rigs may cause us to experience losses, and cold-stacking rigs could result in impairment charges.

During extended periods that rigs are idle, we may choose to cold-stack our rigs.  The Rowan Juneau and the Rowan Alaska, two of our oldest rigs have been cold-stacked since 2010 and the Rowan Paris was stacked in late 2011.  In 2012 we recognized an asset impairment charge on the Rowan Juneau of $5.2 million.  In the event markets deteriorate, we could be exposed to additional impairment charges on operating or stacked rigs and we could be exposed to severance costs in the event we stack additional rigs.

We are subject to operating risks such as blowouts and well fires that could result in environmental damage, property loss, personal injury and death.

Our drilling operations are subject to many hazards that could increase the likelihood of accidents. Accidents can result in:

•	costly delays or cancellations of drilling operations;

•	serious damage to or destruction of equipment;

•	personal injury or death;

•	significant impairment of producing wells, leased properties or underground geological formations;

•	damage to, and loss of use of, the property of others;

•	damage to fisheries and the marine and coastal environment; and

•	fines and penalties.

Our drilling operations are also subject to marine hazards, whether at drilling sites or while equipment is under tow, such as a vessel capsizing, sinking, colliding or grounding.  In 2012, as our EXL I rig was being towed prior to mobilizing to Indonesia, a passing tanker collided with the rig.  Repair costs totaled approximately $12 million, all of which we recognized in 2012.  In addition, raising and lowering jack-up rigs and drilling into high-pressure formations are complex, hazardous activities, and we periodically encounter problems.  Any ongoing change in weather patterns or climate could increase the adverse impact of marine hazards.

In past years, we have experienced some of the types of incidents described above, including high-pressure drilling accidents resulting in lost or damaged drilling formations and towing accidents resulting in lost drilling equipment.  In 2012 a gas leak occurred on an operator’s platform in Scotland where the Rowan Viking was working, and operations were suspended for a period of time.  Any future such events could result in operating losses and have a significant impact on our business.

Some of our operating risks may not be covered by insurance.

We maintain insurance coverage for damage to our drilling rigs, third-party liability, workers’ compensation and employers’ liability, sudden and accidental pollution and other coverage.  Our insurance coverage is subject to deductibles and self-insured retentions which must be met prior to any recovery.  Additionally, our insurance is subject to exclusions and limitations, and we can provide no assurance that such coverage will adequately protect us against liability from all potential consequences and damages. The failure of one or more of our insurance providers to meet claim obligations, or losses or liabilities resulting from uninsured or underinsured events could have a material adverse effect on our financial position, results of operations and cash flows.

Our current insurance policies provide coverage for loss or damage to our fleet of drilling rigs on an agreed value basis (which varies by unit) subject to a deductible of $25 million per occurrence.  This coverage does not include damage arising from a US GOM named windstorm, for which we are self-insured.

We maintain insurance policies providing coverage for liability associated with negative environmental impacts of a sudden and accidental pollution event, third-party liability, employers’ liability (including Jones Act liability), auto liability and aviation liability, and these policies are subject to various deductibles and underlying limits.  In addition, we maintain excess liability coverage with an annual aggregate limit of $700 million subject to a self-insured retention of $10 million (except in cases of removal-of-rig-wreck due to US GOM named windstorm, which has a self-insured retention of $200 million).

Our rig physical damage and liability insurance renews each June.  Due to recent industry losses, including the Macondo incident in the US GOM, it may be difficult or impossible to secure coverage of a similar nature and with similar limits, or such coverage may be available only at higher costs.

Our drilling contracts generally indemnify us for injuries and death of our customers’ employees and loss or damage to our customers’ property.  Our service agreements generally indemnify us for injuries and death of our service providers’ employees.

Our customers may be unable or unwilling to indemnify us.

Consistent with standard industry practice, we typically obtain contractual indemnification from our customers whereby they generally agree to protect and indemnify us for liabilities resulting from various hazards associated with the drilling industry,  such as loss of well control, well-bore pollution and damage to subsurface reservoirs.  However, our rights to indemnification may be unenforceable under applicable law or limited by contract.  Our customers may dispute their contractual indemnification obligations to us.  We can provide no assurance that our customers will be financially able to meet these indemnification obligations.  The failure of a customer to meet its indemnification obligations, or losses or liabilities resulting from events excluded from the indemnification obligations could have a material adverse effect on our financial position, results of operations and cash flows.

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

Unexpected expenses, significant cost overruns or delays could adversely affect our financial position, results of operations and cash flows.  Additionally, failure to complete a project on time may result in the delay or loss of revenue from that rig or make us subject to penalties from the customer, which also could adversely affect our financial position, results of operations and cash flows.

Regulation of greenhouse gases and climate change could have a negative impact on our business.

Some scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” (GHGs) and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere and other climatic changes.  In response to such studies, the issue of climate change and the effect of GHG emissions, in particular emissions from fossil fuels, is attracting increasing attention worldwide.  International treaties, legislative and regulatory measures to address concerns that emissions of GHGs are contributing to climate change are in various phases of discussions or implementation at the international, national, regional and state levels.

In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which established emission targets for GHGs, became binding on the countries that had ratified it.  International discussions are underway to develop a treaty to replace the Kyoto Protocol, which expired in 2012. The U.S. Congress has considered numerous legislative measures that would have imposed restrictions or costs on greenhouse gas emissions. The current Congress is also considering such legislation. In addition, the EPA has taken steps to regulate GHGs as pollutants under the Clean Air Act (CAA).  To date, the EPA has issued (i) rules requiring the mandatory reporting of greenhouse gases for certain sources including onshore oil and gas operation.; (ii) an "Endangerment Finding" final rule, effective January 14, 2010, which states that current and projected concentrations of six key GHGs in the atmosphere, as well as emissions from new motor vehicles and new motor vehicle engines, threaten public health and welfare, allowing the EPA to finalize motor vehicle GHG standards (the effect of which could reduce demand for motor fuels refined from crude oil); (iii) a so-called “tailoring rule” such that only GHG from certain large GHG emissions sources will trigger GHG review under the construction and operating permit requirements for stationary sources; and (iv) rules requiring the reduction of methane emissions, a greenhouse gas, at certain oil and gas production operations.

Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties or international agreements related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have an adverse impact on our business if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally.  In addition, such laws, regulations, treaties or international agreements could result in increased compliance costs or additional operating restrictions, which may have an adverse impact on our business.  In addition to potential impacts on our business directly or indirectly resulting from climate-change legislation or regulations, our business also could be negatively affected by climate-change related physical changes or changes in weather patterns.  An increase in severe weather patterns could result in damages to or loss of our rigs, impact our ability to conduct our operations and/or result in a disruption of our customers' operations. The effect on our operations could include increased costs to operate and maintain our equipment and facilities, install new emission controls on our equipment or facilities, measure and report our emissions, acquire allowances to authorize our greenhouse gas emissions, pay any taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program.

 Three of our drillships under construction do not yet have drilling contracts.

Our ability to meet our cash flow obligations will depend on our ability to consistently secure drilling contracts, including for our new drillships under construction, at sufficiently high day rates. We cannot predict the future level of demand for our drilling units or future conditions in the oil and gas industry.  If oil and gas operators do not continue to increase exploration, development and production expenditures, we may have difficulty securing drilling contracts, or we may be forced to enter into contracts at unattractive day rates.  We have not yet obtained drilling contracts for three of our four drillships under construction. The first non-contracted drillship is due to be delivered in mid-2014.  Failure to secure economical contracts for our drillships under construction prior to delivery could impair our ability to generate sufficient cash flow to meet our capital expenditure and other obligations and negatively impact our operating results and financial position.

We are involved in litigation and legal proceedings from time to time that could have a negative effect on us if determined adversely.

We are, from time to time, involved in various legal proceedings, which may include, among other things, contract dispute, personal injury, environmental, toxic tort, employment, tax and securities litigation, governmental investigations or proceedings, and litigation that arises in the ordinary course of our business. Although we intend to defend any of these matters vigorously, we cannot predict with certainty the outcome or effect of any claim or other litigation matter.  Our profitability may be adversely affected by the outcome of claims or contract disputes, including any inability to collect receivables or resolve significant contractual or day rate disputes, and any purported nullification, cancellation or breach of contracts with customers or other parties.  Litigation may have an adverse effect on us because of potential negative outcomes, the costs associated with defending the lawsuits, the diversion of resources, reputational damage, and other factors.

A downgrade in the ratings of our debt could restrict our ability to access the debt capital markets and increase our interest costs.

We currently have investment grade credit ratings, which are subject to review and change by the rating agencies from time to time.  There can be no assurance that any particular rating assigned to us will remain in effect for any given period of time or that a rating will not be changed or withdrawn by a rating agency, if in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant.  Changes in the ratings or outlook that rating agencies assign to our debt may ultimately limit our access to the debt capital markets and increase the costs we incur to borrow funds. If ratings for our debt fall below investment grade, our access to the debt capital markets would become restricted. Tightening in the credit markets and the reduced level of liquidity in many financial markets due to turmoil in the financial and banking industries could also affect our access to the debt capital markets or the price we pay to issue debt. Our revolving credit facility includes an increase in interest rates if the ratings for our debt are downgraded.  Further, an increase in the level of our indebtedness may increase our vulnerability to adverse general economic and industry conditions and may affect our ability to obtain additional financing.

Our operations present hazards and risks that require significant oversight, and we depend upon the security and reliability of our technologies, systems and networks in numerous locations where we conduct business.

We depend on technologies, systems and networks to manage our international locations in numerous locations, and our digital technologies may be subject to cybersecurity breaches.  If our systems for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by having our business and financial systems compromised, our proprietary information altered, lost or stolen, or our business operations and safety procedures disrupted. Such events could impact our financial position, results of operations and cash flows.

Failure to comply with anti-bribery legislation could have an adverse impact on our business.

The U.S. Foreign Corrupt Practices Act (FCPA), the United Kingdom Bribery Act 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Although we have programs in place covering compliance with anti-bribery legislation, any failure to comply with the FCPA or other anti-bribery legislation could subject us to civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial position, results of operations or cash flows. We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets.

Unionization efforts and labor regulations in certain countries in which we operate could materially increase our costs or limit our flexibility.

Certain of our employees and contractors in international markets, such as Trinidad and Norway, are represented by labor unions and work under collective bargaining or similar agreements, which are subject to periodic renegotiation.  Further, efforts may be made from time to time to unionize portions of our workforce. In addition, we may in the future be subject to strikes or work stoppages and other labor disruptions such as the one that occurred for a brief period of time in Trinidad in August 2012. Additional unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs, reduce our revenues or limit our flexibility.

The expected benefits of the redomestication may not be realized.

We cannot be assured that the benefits of the redomestication will be achieved, particularly those subject to factors beyond our control. These factors include such things as the reactions of third parties with whom we do business and the reactions of investors, analysts and U.K. and U.S. taxing authorities.

We operate through subsidiaries in various countries throughout the world including the United States. We are or may become subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.K., U.S. or any other jurisdictions in which we or any of our subsidiaries operate or are resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.K., U.S., or other taxing authorities successfully challenge our application and/or interpretation of such laws, treaties and regulations or valuations and methodologies or other supporting documentation, we may not experience the level of tax benefits we anticipate or we may be subject to adverse tax consequences, which could have a material adverse effect on us. In addition, our realization of expected tax benefits is based upon the assumption that we take successful planning steps and that we maintain and execute adequate processes to support our planning activities. If we fail to do so, we may not achieve the expected benefits. Even if we are successful in maintaining our positions, we may incur significant expense in contesting positions asserted or claims made by tax authorities.

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

Our effective tax rates and the benefits are also subject to a variety of other factors, many of which are beyond our ability to control, such as changes in the rate of economic growth in the U.K. and the U.S., the financial performance of our business in various jurisdictions, currency exchange rate fluctuations, and significant changes in trade, monetary or fiscal policies of the U.K. or the U.S., including changes in interest rates.

Further, realization of the logistical and operational benefits of the redomestication is also dependent on a variety of factors including the geographic regions in which our rigs are deployed, the location of the business unit offices that oversee our global offshore contract drilling operations, the locations of our customer's corporate offices and principal areas of operation and the location of our investors. If events or changes in circumstances occur affecting the aforementioned factors, we may not be able to continue to realize the expected logistical and operational benefits of the redomestication.

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

Our articles of association include mandatory offer provisions that may have the effect of discouraging, delaying or preventing hostile takeovers, including those that might result in a premium being paid over the market price of our shares, and discouraging, delaying or preventing changes in control or management.

Although Rowan UK is not currently subject to the U.K. Takeover Code, certain provisions similar to the mandatory offer provisions and certain other aspects of the U.K. Takeover Code are included in our articles of association. As a result, among other matters, except with the consent of our Board or the prior approval of the shareholders, a Rowan UK shareholder, together with persons acting in concert, would be at risk of certain Board sanctions if they acquired 30 percent or more of our issued shares without making an offer to all of our other shareholders that is in cash or accompanied by a cash alternative.  The ability of shareholders to retain their shares upon completion of a mandatory offer may depend on whether the offeror subsequently causes us to propose a court-approved scheme of arrangement that would compel minority shareholders to transfer or surrender their shares in favor of the offeror or, if the offeror has acquired at least 90 percent of the relevant shares, the offeror requires minority shareholders to accept the offer under the ‘squeeze-out’ provisions in our articles of association.  The mandatory offer provisions in our articles of association could have the effect of discouraging the acquisition and holding of interests of 30 percent or more of issued shares and encouraging those shareholders who may be acting in concert with respect to the acquisition of shares to seek to obtain the consent of our Board before effecting any additional purchases.  In addition, these provisions may adversely affect the market price of our shares or inhibit fluctuations in the market price of our shares that could otherwise result from actual or rumored takeover attempts.

As a result of increased shareholder approval requirements, we may have less flexibility as a U.K. public limited company than as a Delaware corporation with respect to certain aspects of capital management.

Under Delaware law, directors may issue, without further stockholder approval, any shares authorized in a company’s certificate of incorporation that are not already issued or reserved. Delaware law also provides substantial flexibility in establishing the terms of preferred shares.  However, English law provides that a board of directors may generally only allot shares with the prior authorization of shareholders; such authorization must state the maximum amount of shares that may be allotted and may only be for a maximum period of five years.

English law also generally provides shareholders with preemptive rights when new shares are issued for cash while Delaware law does not.  However, it is possible for the articles of association, or shareholders in a general meeting, to exclude preemptive rights for a maximum period of up to five years from the date of adoption of the exclusion.

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

We cannot assure you that situations will not arise where U.K. shareholder approval requirements for the extension or expansion of any of these actions would deprive our shareholders of substantial capital management benefits.

We have incurred higher costs as a result of the redomestication and we expect to continue to do so.

The redomestication has resulted in an increase in some of our ongoing expenses and requires us to incur some new expenses. Some costs, including those related to holding worldwide operational management meetings and holding board and shareholder meetings in the U.K., are higher than would be the case if we had not redomesticated.  We are also incurring new or increased expenses, including professional fees, to comply with U.K. corporate and tax laws.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company has no unresolved Securities and Exchange Commission staff comments.

ITEM 2.  PROPERTIES

We lease approximately 112,000 square feet of space in an office tower located at 2800 Post Oak Boulevard in Houston, Texas, as our main office facility.  Additionally, we lease and, in some cases, own other office, maintenance and storage space in Houston and Sabine Pass, Texas; Aberdeen, Scotland; Dammam, Saudi Arabia; Doha, Qatar; Cairo, Egypt; Chaguaramas, Trinidad; Stavanger, Norway; Ulsan, South Korea; Jakarta, Indonesia; Kuala Lumpur, Malaysia, and Singapore.

Drilling Rigs

Following are summaries of the principal drilling equipment owned by the Company and location at February 21, 2013:

		Depth (feet)(1)
Rig Name	Class Name/Type	Water	Drilling	Year in Service	Location

Ultra-Deepwater Drillships under construction: (2)
Rowan Relentless	Gusto MSC P10,000	12,000	40,000	2015 (est.)	Shipyard
Rowan Reliance	Gusto MSC P10,000	12,000	40,000	2015 (est.)	Shipyard
Rowan Resolute	Gusto MSC P10,000	12,000	40,000	2014 (est.)	Shipyard
Rowan Renaissance	Gusto MSC P10,000	12,000	40,000	2014 (est.)	Shipyard

High-Specification Jack-ups: (2)
Rowan Norway (3)	N-Class	400	35,000	2011	Norway
Rowan Stavanger (3)	N-Class	400	35,000	2011	Norway
Rowan Viking (3)	N-Class	430	35,000	2011	U.K. North Sea
Rowan EXL IV (3)	EXL	350	35,000	2011	Malaysia
Rowan EXL III (3)	EXL	350	35,000	2011	US GOM
Rowan EXL II (3)	EXL	350	35,000	2011	Trinidad
Rowan EXL I (3)	EXL	350	35,000	2010	Indonesia
Joe Douglas (3)	240C	375	35,000	2012	US GOM
Ralph Coffman (3)	240C	375	35,000	2009	Egypt
Rowan Mississippi (3)	240C	375	35,000	2008	Middle East
J.P. Bussell (3)	Tarzan	300	35,000	2008	Malaysia
Hank Boswell (3)	Tarzan	300	35,000	2006	Middle East
Bob Keller (3)	Tarzan	300	35,000	2005	Middle East
Scooter Yeargain (3)	Tarzan	300	35,000	2004	Middle East
Bob Palmer (3)	Super Gorilla XL	490	35,000	2003	Middle East
Rowan Gorilla VII (4)	Super Gorilla	450	35,000	2002	U.K. North Sea
Rowan Gorilla VI (4)	Super Gorilla	450	35,000	2000	U.K. North Sea
Rowan Gorilla V (4)	Super Gorilla	400	35,000	1998	U.K. North Sea
Rowan Gorilla IV (3)	Gorilla	450	35,000	1986	US GOM

Premium Jack-ups: (5)
Rowan Gorilla III (3)	Gorilla	450	30,000	1984	Trinidad
Rowan Gorilla II (3)	Gorilla	480	30,000	1984	Malaysia
Rowan California (3)	116C	300	30,000	1983	Middle East
Cecil Provine (3)	116C	300	30,000	1982	US GOM
Gilbert Rowe (3)	116C	300	30,000	1981/2013(6)	Middle East
Arch Rowan (3)	116C	350	30,000	1981	Middle East
Charles Rowan (3)	116C	350	30,000	1981	Middle East
Rowan Paris (3)	116C	300	30,000	1980	Middle East
Rowan Middletown (3)	116C	300	30,000	1980	Middle East

Conventional Jack-ups: (7)
Rowan Juneau	Slot	250	30,000	1977	US GOM
Rowan Alaska	Slot	350	30,000	1975	US GOM
Rowan Louisiana (3)	Slot	350	30,000	1975/2006(8)	US GOM
____________

(1)	Indicates rated water and drilling depths.
(2)	High-specification rigs are those that have hook-load capacity of at least two million pounds.
(3)	Unit is equipped with three mud pumps.
(4)	Unit is equipped with four mud pumps.
(5)	Premium jack-ups are cantilevered rigs capable of operating in water depths of 300 feet or more.
(6)	The Gilbert Rowe is undergoing substantial refurbishments and is expected to return to service in the second quarter of 2013.
(7)	Units are equipped with a skid-off capability. For a discussion of skid-off technology, refer to “Offshore Operations” in Item 1, Business, of this Form 10-K.
(8)	The Rowan Louisiana was damaged during Hurricane Katrina in 2005 and was substantially refurbished in 2006.

ITEM 3.  LEGAL PROCEEDINGS

On the morning of May 2, 2012, while attempting to enter the Port of Corpus Christi Ship Channel, the tanker M/V FR8 PRIDE lost engine power and propulsion and collided with the Company’s EXL I rig, causing extensive damage to the rig.  As a result of the collision, on May 18, 2012, the Company filed suit in federal court in the Southern District of Texas, Corpus Christi Division, against the M/V FR8 PRIDE, FR8 Pride Shipping Corp. PTE. Ltd. (FR8 Pride Shipping), Thome Ship Management PTE. Ltd. (Thome Ship Management), Scorpio USA LLC, and Scorpio Panamax Tanker Pool Ltd., believed to be the M/V FR8 PRIDE’s owners and operators.  The Company maintains that the M/V FR8 PRIDE failed to properly overtake the EXL I, the mechanical, electrical, and safety systems of M/V FR8 PRIDE were not properly maintained, and that navigational regulations were violated, and seeks damages primarily for repairs to and loss of use of the rig.  The Company has completed repairs to the rig at a cost of approximately $12 million, which has been recognized and included in material charges and other operating expenses in the statement of income.  The EXL I returned to work November 5, 2012, and at this time, the Company is currently assessing amount of its loss-of-use claim associated with this incident, as well as the other monetary damages that may be available under the law.

In response to the Company’s suit, FR8 Pride Shipping and Thome Ship Management filed a complaint for exoneration from or limitation of liability pursuant to the Limitation of a Shipowner’s Liability Act (the Act) in federal court in the Southern District of Texas, Corpus Christi Division.  Under the Act, a vessel owner is liable only to the extent of the post-accident value of the vessel plus freight pending as long as the incident’s cause(s) were beyond the knowledge or privity of the vessel owner.  Pursuant to the Act, litigation arising from the incident is stayed, and claimants are directed to file their claims in the limitation proceeding.  Additionally, a limitation fund is established, from which legitimate claims are paid.  Limitable claims include those for personal injury, wrongful death, and damage to property.  Ultimately, the court determines whether the vessel and its owner are liable, whether liability should be limited, the amount of just claims, and how to distribute funds to claimants.

In their complaint, the tanker owners contend that the loss of main engine power and the resulting collision were unavoidable accidents. The Company has answered the complaint and filed a claim in the Limitation Action, which parallels its prior-filed suit.  On June 18, 2012, the Court entered an order requiring the tanker owner to post a $20 million bond, which was posted on November 2, 2012.  At this time, both suits are in the preliminary stages of litigation.  The Court has set a trial date of October 14, 2013.  Although we believe the Company’s claims are legally and factually strong, we are unable to predict the ultimate outcome of this litigation.  The repair costs to the EXL I will not be covered by the Company’s insurance because such costs are below our $25 million deductible.  In addition, loss of use is not an insured risk.  In the event the tanker owners are successful in limiting their liability, it is possible that such limitation will not cover our repair costs and loss-of-use damages.

We are from time to time a party to various lawsuits filed by current or former employees that are incidental to our operations in which the claimants seek unspecified amounts of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on our drilling rigs.  At December 31, 2012, there were approximately 18 asbestos related lawsuits in which we are one of many defendants.  These lawsuits have been filed in the state courts of Louisiana, Mississippi and Texas.  We intend to vigorously defend against the litigation.  We are unable to predict the ultimate outcome of these lawsuits; however, we do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

We are involved in various other legal proceedings incidental to our businesses and are vigorously defending our position in all such matters.  We believe that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, positions and ages of the executive officers of the Company as of March 1, 2013, are listed below. Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

Name	Position	Age

W. Matt Ralls	President and Chief Executive Officer	63
Thomas P. Burke	Chief Operating Officer	45
J. Kevin Bartol	Executive Vice President, Chief Financial Officer and Treasurer	53
John L. Buvens	Executive Vice President, Legal	57
Mark A. Keller	Executive Vice President, Business Development	60
Melanie M. Trent	Senior Vice President, Chief Administrative Officer and Company Secretary	48
Gregory M. Hatfield	Vice President and Controller	43

Since January 2009, Mr. Ralls’ principal occupation has been President and Chief Executive Officer of the Company.  From June 2005 until his retirement in November 2007, Mr. Ralls served as Executive Vice President and Chief Operating Officer of GlobalSantaFe Corporation.  Mr. Ralls also serves on the Boards of Superior Energy Services and Cabot Oil & Gas Corporation.

Dr. Burke became Chief Operating Officer of the Company in July 2011.  He initially joined the Company in December 2009 to serve as President and Chief Executive Officer of LeTourneau Technologies, Inc. and served in such capacity until the sale of LeTourneau in June 2011.  Prior to that time, he was employed by Complete Production Services, Inc., an oilfield services company, as Division President from 2006 to 2009.

Mr. Bartol became Executive Vice President, Chief Financial Officer and Treasurer in September 2012. In July 2012, Mr. Bartol was appointed Executive Vice President, Finance and Corporate Development, and from March 2010 to July 2012, served as Senior Vice President, Corporate Development.  From June 2007 to March 2010, he served as Vice President, Strategic Planning.

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

Mr. Hatfield has served as Vice President and Controller since March 2010.  From May 2005 to March 2010, he served as Controller.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are listed on the New York Stock Exchange (NYSE) under the symbol “RDC.”  The following table sets forth the high and low sales prices of our shares for each quarterly period within the two most recent years as reported by the NYSE Consolidated Transaction Reporting System.

	2012		2011
Quarter	High	Low	High	Low
First	$39.40	$30.78	$44.83	$32.24
Second	36.22	28.62	44.83	35.42
Third	39.40	32.08	40.76	30.18
Fourth	34.73	30.05	36.71	28.13

On January 31, 2013, there were 62 shareholders of record.

Restrictive provisions in the Company’s debt agreements require the Company to maintain a minimum level of shareholders’ equity equal to no less than the 100% of the book value of outstanding debt.  The payment of future dividends, if any, would only be paid at the discretion of the Board of Directors.

The graph below presents the relative investment performance of our ordinary shares, the Dow Jones U.S. Oil Equipment and Services Index, and the S&P 500 Index for the five-year period ending December 31, 2012, assuming reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN*

Among Rowan, the S&P 500 Index,
and the Dow Jones US Oil Equipment & Services Index

$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Rowan
S&P 500
Dow Jones US Oil Equipment & Services

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2013 Dow Jones & Co. All rights reserved.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012

Rowan	100.00	40.87	58.19	89.73	77.96	80.37
S&P 500 Index	100.00	63.00	79.67	91.67	93.61	108.59
Dow Jones US Oil Equipment & Services Index	100.00	40.70	67.22	85.60	74.96	75.20

Issuer Purchases of Equity Securities

The following table summarizes acquisitions of our shares for the fourth quarter of 2012:

Month ended	Total number of shares purchased 1	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs2	Approximate dollar value of shares that may yet be purchased under the plans or programs2

Balance forward				$24,987,408
October 31, 2012	-	-	-	24,987,408
November 30, 2012	755	$32.27	-	24,987,408
December 31, 2012	-	-	-	24,987,408
Total	755	$32.27	-

1 The total number of shares purchased includes (i) shares purchased, if any, pursuant to a publicly announced share repurchase program described in note 2 below and (ii) shares acquired from employees and non-employee directors by an affiliated Employee Benefit Trust upon forfeiture of nonvested awards or in satisfaction of tax withholding requirements. There were no shares repurchased under the Company's share repurchase program during the fourth quarter of 2012.

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

For information concerning our shares to be issued in connection with equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for each of the last five years is presented below:

	2012	2011	2010	2009	2008
		(Dollars in thousands, except per share amounts)
Operations
Revenues	$1,392,607	$939,229	$1,017,705	$1,043,003	$1,210,853
Costs and expenses:
Direct operating costs (excluding items shown below)	752,173	508,066	416,832	404,313	480,057
Depreciation and amortization	247,900	183,903	138,301	123,940	97,686
Selling, general and administrative	99,712	88,278	78,658	65,953	62,006
(Gain) loss on disposals of property and equipment	(2,502)	(1,577)	402	(5,543)	(22,996)
Material charges and other operating expenses (1)	40,272	10,976	5,250	-	24,635
Gain on hurricane-related events	-	-	-	-	(37,088)
Total costs and expenses	1,137,555	789,646	639,443	588,663	604,300
Income from operations	255,052	149,583	378,262	454,340	606,553
Other income (expense) — net	(71,582)	(19,503)	(18,727)	(6,822)	6,404
Income from continuing operations, before income taxes	183,470	130,080	359,535	447,518	612,957
Provision (benefit) for income taxes	(19,829)	(5,659)	91,934	119,186	207,431
Income from continuing operations	203,299	135,739	267,601	328,332	405,526
Discontinued operations, net of taxes (2)	(22,697)	601,102	12,394	39,172	22,102
Net income	$180,602	$736,841	$279,995	$367,504	$427,628
Basic income per common share:
Income from continuing operations	$1.65	$1.09	$2.29	$2.89	$3.60
Income from discontinued operations	(0.18)	4.80	0.10	0.35	0.20
Net income	$1.47	$5.89	$2.39	$3.24	$3.80
Diluted income per common share:
Income from continuing operations	$1.64	$1.07	$2.25	$2.89	$3.58
Income from discontinued operations	(0.18)	4.76	0.11	0.35	0.19
Net income	$1.46	$5.83	$2.36	$3.24	$3.77

Financial Position
Cash and cash equivalents	$1,024,008	$438,853	$437,479	$639,681	$222,428
Property, plant and equipment — net	$6,071,729	$5,678,713	$4,344,522	$3,093,591	$2,627,906
Total assets	$7,699,487	$6,597,845	$6,217,457	$5,210,694	$4,548,892
Long-term debt, less current portion	$2,009,598	$1,089,335	$1,133,745	$787,490	$355,560
Stockholders’ equity	$4,531,724	$4,325,987	$3,752,310	$3,110,370	$2,659,816

Statistical Information
Current ratio (3)	5.61	2.46	2.88	2.97	1.82
Long-term debt/total capitalization	0.31	0.20	0.23	0.20	0.12
Book value per share of common stock outstanding	$36.48	$35.01	$29.71	$27.31	$23.51
Price range of common stock:
High	$39.40	$44.83	$35.39	$27.54	$47.94
Low	$28.62	$28.13	$20.44	$10.28	$12.00
Cash dividends per share	$-	$-	$-	$-	$0.40

___________________

(1)
Material charges and other operating expenses consisted of the following: 2012 – $13.8 million of legal and consulting fees incurred in connection with the Company’s redomestication, $12.0 million of repair costs for the EXL I following its collision with a tanker, $8.7 million of pension settlement costs in connection with lump sum pension payments to employees of the Company’s former manufacturing subsidiary, $8.1 million of noncash asset impairment charges, $2.3 million of incremental noncash share-based compensation cost in connection with the retirement of an employee, partially offset by a $4.7 million gain for cash received in connection with the settlement of a 2005 dispute with a customer; 2011 – a $6.1 million payment to settle a lawsuit in connection with the Company’s obligation under a charter agreement for the Rowan Halifax and $4.9 million of incremental noncash and cash compensation cost in connection with the separation of an employee; 2010 – the cost of terminating the Company’s agency agreement in Mexico; and 2008 – $11.8 million of impairment charges for the cancelation of construction of a fourth 240C jack-up rig, $8.5 million of severance costs, $2.8 million of investment banking and legal fees, and $1.5 million for goodwill impairment.

(2)
In 2011, the Company sold its manufacturing and land drilling operations.  Operating results for manufacturing and land drilling have been reclassified to discontinued operations for each year presented.

(3)	Current ratio excludes assets and liabilities of discontinued operations.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Operating results from continuing operations for 2012 reflected the full-year effect of the addition to our fleet of seven newly constructed high-specification jack-up rigs, including three EXL-class rigs and three N-class rigs in 2011, and the Joe Douglas 240-C class rig in early 2012.  Demand for drilling equipment continues to be bifurcated based on rig capabilities.  Utilization of our high-specification jack-ups for 2012 was 91%, compared to 63% and 33% for our premium and conventional jack-ups, respectively.  In 2011 utilization of our high-specification jack-ups was 83%, compared to 49% and 28% for our premium and conventional jack-ups, respectively.  We define high-specification jack-ups as those that have hook load capacity of at least two million pounds and premium jack-ups as those cantilevered rigs capable of operating in water depths of 300 feet or more.

Revenues for 2012 increased by 48% over 2011 to $1.4 billion as a result of the rig additions and higher utilization and day rates for existing rigs.  Net income from continuing operations increased by 50% to $203.3 million.  Included in pretax earnings for 2012 was a loss on debt extinguishment of $22.2 million ($14.4 million after tax).

For 2012, we recognized an income tax benefit of $19.8 million on $183.5 million of pretax income from continuing operations as compared to a benefit of $5.7 million on $130.1 million of pretax income from continuing operations in 2011.  The recognition of income tax benefits in 2012 and 2011 were due in part to the amortization of benefits related to outbounding certain rigs to our non-U.S. subsidiaries in prior years, and with respect to 2012, the implementation of tax planning strategies with regard to capitalized interest.  Also impacting taxes in 2012 and 2011 were the removal of the Company’s manufacturing and land drilling operations, whose earnings were subject to a 35% U.S. statutory rate, and a significant proportion of income earned in lower-tax jurisdictions.  We are currently projecting a 2013 effective income tax expense rate in the single digits.

In 2011 we entered into contracts with Hyundai Heavy Industries Co., Ltd (Hyundai) for the construction of three ultra-deepwater drillships, the Rowan Renaissance, Rowan Resolute and Rowan Reliance, which are scheduled for delivery from the shipyard in December 2013, June 2014 and October 2014, respectively.  In 2012 we exercised our option with Hyundai for the construction of a fourth ultra-deepwater drillship, the Rowan Relentless, which is scheduled for delivery in March 2015.  The agreement with Hyundai also includes an option for a similar fifth drillship exercisable in the first quarter of 2013, for delivery in the third quarter of 2015.  We may seek to extend the option prior to its termination.

As of February 21, 2013, the date of our most recent Fleet Status Report, we had six jack-ups in the North Sea, eleven in the Middle East, seven in the US GOM, three in Malaysia, two in Trinidad and one each in Egypt and Indonesia.  As of that date, ten of our rigs had drilling contracts estimated to be completed in 2013, twelve had contracts estimated to be completed in 2014, six had contracts estimated to be completed in 2015 through 2017, and three were available.  Additionally, the Rowan Renaissance has a three-year contract for initial work in West Africa that is expected to commence in the first quarter of 2014 following its delivery from the shipyard.

RESULTS OF OPERATIONS

Our profitability is primarily a function of our ability to keep our rigs under contract and the operating day rates received, but is also impacted by the level of downtime while a rig is under contract.  The Company typically receives a reduced day rate or no day rate during periods of downtime.  Our ability to obtain contracts for our rigs and the day rates received are primarily determined by the level of oil and gas exploration and development expenditures, which are heavily influenced by trends in oil and natural gas prices and the availability of competitive equipment.  When drilling markets are strengthening, day rates generally lag the upward trend in rig utilization, and day rate increases can be more significant as utilization approaches 90% or more.  When drilling markets are weakening, contractors often reduce day rates in an effort to maintain utilization.  Both rig utilization and day rates have historically declined much faster than they have risen. Our average utilization and day rates by rig classification are presented below:

	2012	2011	2010

Utilization: (1)
High specification jack-up (2)	91%	83%	94%
Premium jack-up(3)	63%	49%	58%
Conventional jack-up	33%	28%	24%

Average Day rate: (4)
High specification jack-up (2)	$181,480	$169,869	$184,332
Premium jack-up(3)	$94,678	$78,972	$118,880
Conventional jack-up	$72,688	$58,313	$144,985

(1) Utilization is the number of revenue-producing days divided by the aggregate number of days rigs were available to work.
(2) We define high-specification jack-ups as those that have hook load capacity of at least two million pounds.
(3) We define premium jack-ups as those cantilevered rigs capable of operating in water depths of 300 feet or more.
(4) Average day rate is computed by dividing day rate revenues by the number of revenue-producing days.

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

Our primary drilling markets are currently the U.K. and Norwegian sectors of the North Sea, Southeast Asia, Middle East and US GOM. We also have rigs operating in Trinidad and Egypt.  As demand shifts among geographic areas, the Company may from time to time relocate rigs from one major geographic area to another.  During 2011 and 2012, we completed the following major strategic repositionings:

	From	To
2011:
Rowan Mississippi	US GOM	Middle East
Rowan Gorilla II	US GOM	Malaysia
Rowan Gorilla III	US GOM	Trinidad
J.P. Bussell	Egypt	Vietnam

2012:
Ralph Coffman	US GOM	Egypt
Rowan EXL I	US GOM	Indonesia
Rowan EXL IV	US GOM	Malaysia

The relocation of rigs is a significant undertaking, and often interrupts revenues and cash flows for several months, particularly when equipment upgrades are involved.  Thus, major relocations are typically carried out only when the likelihood of higher long-term returns outweighs the short-term costs.

The North Sea is a mature, harsh-environment offshore drilling market that has long been dominated by major oil and gas companies operating within a relatively tight regulatory environment.  Project lead times are often lengthy, and drilling assignments, which typically require ultra-premium equipment capable of handling extreme weather conditions and high down-hole pressures and temperatures, can range from several months to several years.  Drilling activity and day rates in the North Sea move slowly in response to market conditions, and generally follow trends in oil prices.  As of February 21, 2013, industry utilization for jack-up rigs in the North Sea was 95%, and we had six rigs in the U.K. and Norwegian sectors with expected contract completion dates ranging from 2013 through 2017.

The Middle East is a market in which we have had a stable presence in recent years.  As of February 21, 2013, industry utilization in the Middle East for jack-up rigs was 85%, and we had eight rigs under contract in Saudi Arabia, two rigs under contract in Qatar and one stacked rig in Sharjah, United Arab Emirates.  Eight of our ten rigs working there have contracts estimated to complete in 2014, one has a contract estimated complete in 2015 and the other has a contract estimated to complete in 2016.

The US GOM jack-up drilling market is highly fragmented among many participants, many of which are independent operators whose drilling activities may be highly dependent on near-term operating cash flows.  A typical drilling assignment may call for 60 days of exploration or development work performed under a single-well contract with negotiable renewal options.  Long-term contracts for jack-up rigs have been relatively rare, and generally are available only from the major integrated oil companies and a few of the larger independent operators.  Jack-up drilling demand and day rates in the US GOM have tended to move quickly and generally follow trends in natural gas prices.  Demand in the shallow waters of the US GOM has been relatively weak over the last few years as a result of large supplies of natural gas and relatively low prices.   As of February 21, 2013, industry utilization for jack-up rigs in the US GOM was 58%, and we had seven rigs there – four under contracts estimated to complete in 2013, one estimated to complete in 2014 and two that were stacked.

In late 2011, we reentered the Southeast Asia market after a long absence and currently have four rigs working there – three in Malaysia (including the J.P. Bussell, which worked in Vietnam for most of 2012 prior to relocating to Malaysia in late 2012) and one in Indonesia.  We see increasing opportunities in Southeast Asia due to a strong regional economy, a growing emphasis on higher specification rigs and strong interest in contractors with high-pressure/high-temperature well experience.  Industry utilization for jack-up rigs in Southeast Asia was 86% at February 21, 2013.  Three of our rigs there have contracts estimated to complete in 2013 and one has a contract estimated to complete in 2014.

Key Performance Measures

The following table presents certain key performance measures for our fleet:

	2012	2011	2010

Revenues (in thousands):
Northern Europe	$491,459	$298,027	$176,265
Middle East (1)	400,359	263,589	283,512
U.S. Gulf of Mexico	206,348	260,405	283,308
Southeast Asia	135,943	16,560	-
Other international	122,159	89,364	256,832
Subtotal - Day rate revenues	1,356,268	927,945	999,917
Other revenues(2)	36,339	11,284	17,788
Total	$1,392,607	$939,229	$1,017,705

Revenue producing days:
Northern Europe	2,074	1,424	776
Middle East (1)	3,010	2,048	2,012
U.S. Gulf of Mexico	1,706	2,227	2,121
Southeast Asia	994	136	-
Other international	893	696	1,253
Total	8,677	6,531	6,162

Average day rate:(3)
Northern Europe	$236,962	$209,289	$227,146
Middle East (1)	$133,010	$128,706	$140,911
U.S. Gulf of Mexico	$120,954	$116,931	$133,573
Southeast Asia	$136,764	$121,765	-
Other international	$136,796	$128,397	$204,974
Total	$156,306	$142,083	$162,272

Utilization:(4)
Northern Europe	94%	94%	94%
Middle East (1)	75%	53%	61%
U.S. Gulf of Mexico	59%	71%	68%
Southeast Asia	79%	0%	0%
Other international	94%	59%	92%
Total	77%	66%	72%

(1) Our rigs operating in the Middle East are located in Saudi Arabia and Qatar. We also have a rig operating in Egypt, which is included in "other international."
(2) Other revenues, which are primarily revenues received for contract reimbursable costs, are excluded from the computation of average day rate.
(3) Average day rate is computed by dividing day rate revenues by the number of revenue-producing days.
(4) Utilization is the number of revenue-producing days divided by the aggregate number of days rigs were available to work.

2012 Compared to 2011

Our operating results for the years ended December 31, 2012 and 2011 are highlighted below (dollars in millions):

	2012		2011
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$1,392.6	100%	$939.2	100%
Operating costs (excluding items below)	(752.2)	-54%	(508.1)	-54%
Depreciation expense	(247.9)	-18%	(183.9)	-20%
Selling, general and administrative expenses	(99.7)	-7%	(88.2)	-9%
Net gain (loss) on property disposals	2.5	0%	1.6	0%
Material charges and other operating expenses	(40.2)	-3%	(11.0)	-1%
Operating income	$255.1	18%	$149.6	16%

Revenues for 2012 increased by $453.4 million or 48% compared to 2011 as a result of the following (in millions):

Increase
(Decrease)

Rig additions	$257.4
Higher utilization of existing rigs	127.2
Higher average day rates for existing rigs	43.8
Revenues for reimbursable costs and other, net	25.0
Net increase	$453.4

The addition of seven newbuild rigs to the fleet in 2011 and 2012 contributed 1,198 incremental revenue-producing days in 2012 (14% of total revenue-producing days) over 2011.

Operating costs other than depreciation, selling, general and administrative expenses and material charges and other operating expenses for 2012 increased by $244.1 million or 48% over the prior year, as a result of the following (in millions):

Increase
(Decrease)

Operating costs attributable to fleet additions	$112.6
Higher operating costs of rigs previously in shipyard or in transit	63.0
Expansion of foreign shorebases	32.9
Reimbursable expenses	24.9
Other, net	10.7
Net increase	$244.1

Our operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses and material charges and other operating expenses) was approximately 46% of revenues in both 2012 and 2011.  Depreciation increased by $64.0 million or 35% over 2011 due to the rig additions.  Selling, general and administrative expenses increased by $11.5 million or 13% primarily due to increases in personnel and related costs in connection with the expansion of operations in 2011 and 2012 and to increases in professional fees.

Material charges and other operating expenses for 2012 consisted of $13.8 million of legal and consulting fees incurred in connection with the Company’s redomestication, $12.0 million of repair costs for the EXL I following its collision with a tanker, $8.7 million of pension settlement costs in connection with lump sum pension payments to employees of the Company’s former manufacturing subsidiary, $8.1 million of noncash asset impairment charges, $2.3 million of incremental noncash share-based compensation cost in connection with the retirement of an employee, partially offset by a $4.7 million gain for cash received in connection with a legal settlement.

Material charges and other operating expenses for 2011 consisted of a $6.1 million charge for the settlement of litigation in connection with the 2005 loss of the Rowan Halifax and a cash and noncash charge of $4.9 million for incremental compensation cost in connection with the separation of an employee.

For 2012, we recognized an income tax benefit of $19.8 million on $183.5 million of pretax income from continuing operations as compared to a benefit of $5.7 million on $130.1 million of pretax income from continuing operations in 2011. The recognition of income tax benefits in 2012 and 2011 were due in part to the amortization of benefits related to outbounding certain rigs to our non-U.S. subsidiaries in prior years, and with respect to 2012, the implementation of tax planning strategies with regard to capitalized interest. Also impacting taxes in 2012 and 2011 were the removal of the Company’s manufacturing and land drilling operations, whose earnings were subject to a 35% U.S. statutory rate, and a significant proportion of income earned in lower-tax jurisdictions. We are currently projecting a 2013 effective income tax expense rate in the single digits.

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

Operating costs other than depreciation, selling, general and administrative expenses and material charges and other operating expenses for 2011 increased by $91.3 million or 22% over the prior year, as a result of the following (in millions):

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

In 2011, we settled litigation with Textron relating to the loss of the Rowan Halifax in 2005 and charged operations for a payment of $6.1 million.  Also in 2011, we recognized $4.9 million of incremental noncash and cash compensation cost in connection with the separation of an employee.  Such amounts comprise the “Material charges and other operating expenses.”

Material charges and other operating expenses in 2010 consisted of a $5.3 million charge to operations for the cost of terminating the Company’s agency agreement in Mexico.

Outlook

Our backlog by geographic area as of the date of our most recent “Monthly Fleet Status Report,” compared to our backlog as reported in our 2011 Form 10-K, is set forth below.  Backlog at February 21, 2013, for the US GOM and West Africa includes $452 million and $226 million, respectively, for the Rowan Renaissance, which is currently under construction and expected to enter service in the first quarter of 2014 (in millions):

	February 21, 2013	February 27, 2012

Northern Europe	$1,599	$1,646
Middle East	790	949
U.S. Gulf of Mexico	594	109
West Africa	226	-
Southeast Asia	183	57
Other international	203	304
	$3,595	$3,065

We estimate our backlog will be realized as follows (in millions):

2013	$1,116
2014	1,060
2015	726
2016	574
2017	119
Total backlog	$3,595

About 66% of our remaining available rig days in 2013 and 42% of available days in 2014 were under contract or commitment as of February 21, 2013.

Our collective shipyard, transit and inspection time declined to 12% of our available rig days in 2012 from 22% in 2011.  Shipyard and transit time in 2011 was negatively impacted due to a number of strategic mobilizations of rigs between geographic areas and the start-up of six newly constructed rigs.  We currently expect shipyard, transit and inspection time to consume approximately 10% of our available rig days in 2013, a slight improvement compared to 2012.

LIQUIDITY AND CAPITAL RESOURCES

Key balance sheet amounts and ratios at December 31 were as follows (dollars in millions):

	2012	2011

Cash and cash equivalents	$1,024.0	$438.9
Current assets (excluding assets of discontinued operations)	$1,529.6	$794.1
Current liabilities (excluding liabilities of discontinued operations)	$272.8	$323.4
Current ratio (excluding assets and liabilities of discontinued operations)	5.61	2.46
Current maturities of long-term debt	$-	$45.0
Long-term debt, less current maturities	$2,009.6	$1,089.3
Shareholders' equity	$4,531.7	$4,326.0
Long-term debt/total capitalization	0.31	0.20

Sources and uses of cash and cash equivalents were as follows:

	2012	2011	2010

Net operating cash flows	$393.7	$94.7	$508.2
Borrowings, net of issue costs	1,102.9	-	395.5
Capital expenditures	(685.2)	(1,517.7)	(490.6)
Debt repayments	(238.5)	(52.2)	(594.0)
Proceeds from asset disposals	10.5	5.7	3.3
Proceeds from equity compensation plans	0.6	19.9	8.0
Proceeds from sales of manufacturing and land drilling operations, net	-	1,555.5	-
Payments to acquire treasury stock	-	(125.0)	-
Net change in restricted cash balance	-	15.3	(15.3)
Net cash used in acquisition of SKDP	-	-	(17.7)
All other, net	1.2	5.2	0.4
Total sources (uses)	$585.2	$1.4	$(202.2)

Operating Cash Flows

Cash flows from operations increased to approximately $394 million in 2012 from $95 million in 2011, and were in excess of $508 million for 2010.  Operating cash flows for all of 2010 and for part of 2011 included those attributable to our former manufacturing and land drilling businesses, which we sold in June and September of 2011, respectively.  As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company has chosen not to separately disclose cash flows pertaining to discontinued operations in its statement of cash flows, as permitted under US GAAP.  Operating cash flows for 2012 were positively impacted by the addition of seven newbuild rigs to the fleet in 2011 and 2012. Cash flows from operations for 2010 benefited from long-term contracts entered into in earlier years when rates were significantly higher.

The Company has not provided deferred income taxes on undistributed earnings of the Company’s non-U.K. subsidiaries, including Rowan Delaware and Rowan Delaware’s non-U.S. subsidiaries.  It is the Company’s policy and intention to permanently reinvest earnings of the non-U.S. subsidiaries of Rowan Delaware outside the U.S.  The earnings of non-U.K. subsidiaries that are not subsidiaries of Rowan Delaware can be distributed to Rowan UK without imposition of either U.K. or local country tax.

As of December 31, 2012, unremitted earnings of Rowan Delaware were approximately $2,453 million, and unremitted earnings of Rowan Delaware’s non-U.S. subsidiaries were approximately $400 million.  Should non-U.S. subsidiaries of Rowan Delaware make a distribution from these earnings, we may be subject to additional U.S. income taxes.  It is not practicable to estimate the amount of a deferred tax liability related to the undistributed earnings, and Rowan Delaware has no plan to distribute earnings in a manner that would cause those earnings to be subject to U.S., U.K. or other local country taxation.

At December 31, 2012, Rowan Delaware and Rowan Delaware’s non-U.S. subsidiaries held approximately $228 million and $176 million, respectively, of the $1.0 billion of consolidated cash and cash equivalents.   The Company has significant net assets, liquidity, contract backlog and/or other financial resources available to meet its operational and capital investment requirements and otherwise allow us to continue to maintain our policy of reinvesting such undistributed earnings outside the U.K. and U.S. indefinitely.

Investing Activities

In 2011 we entered into contracts with Hyundai Heavy Industries Co., Ltd for the construction of three ultra-deepwater drillships, the Rowan Renaissance, Rowan Resolute and Rowan Reliance, which are scheduled for delivery in December 2013, June 2014 and October 2014, respectively.  In 2012 we exercised our option with Hyundai for the construction of a fourth ultra-deepwater drillship, the Rowan Relentless, which is scheduled for delivery in March 2015.  The agreement with Hyundai also includes an option for a similar fifth drillship exercisable in the first quarter of 2013, for delivery in the third quarter of 2015.  We may seek to extend the option prior to its termination.  Reference should be made to Note 7 of Notes to Consolidated Financial Statements in this Form 10-K for the status of our newbuild rig projects.

Capital expenditures in 2012 totaled $685 million and included the following:

•	$287 million towards construction of the ultra-deepwater drillships Rowan Renaissance, Rowan Resolute, Rowan Reliance and Rowan Relentless;
•	$350 million for improvements to the existing fleet, including contractually required modifications; and
•	$48 million for rig equipment inventory and other.

We currently estimate our 2013 capital expenditures to be approximately $1.3 billion, including $826 million towards construction of the four ultra-deepwater drillships, $275 million for life enhancement projects and existing fleet maintenance capital, $190 million for partially reimbursed contractual modifications to the jack-up fleet, and $54 million for equipment spares, drill pipe and improvements to our shore bases.

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

We expect to fund our newbuild drillship program and other capital expenditures from available cash, cash flows from operations, amounts available under our revolving credit facility, if required, and potential future financings.

Financing Activities

In April 2012, the U.S. Department of Transportation Maritime Administration (MarAd), which had previously guaranteed certain of the Company’s debt securities under the Title XI Federal Ship Financing Program (the Title XI Notes), denied the Company’s request for consent with respect to a parent company guarantee in connection with the Company’s redomestication.  As a result, the Company redeemed $226.1 million aggregate principal amount of the Title XI Notes in 2012 for $251.5 million in cash, including principal, make-whole premiums and accrued interest, and recognized a pretax loss on debt extinguishment of $22.2 million, including $0.7 million of noncash deferred financing costs.

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

On May 21, 2012, Rowan UK, as guarantor, and its 100% owned subsidiary, Rowan Delaware, as issuer, completed the issuance and sale in a public offering of $500 million aggregate principal amount of 4.875% Senior Notes due 2022 (the 4.875% Notes), at a price to the public of 99.333% of the principal amount.  Net proceeds were approximately $493 million, which were used, in part, to replenish cash used to redeem the Title XI Notes.

On December 11, 2012, Rowan UK, as guarantor, and its 100% owned subsidiary, Rowan Delaware, as issuer, completed the issuance and sale in a public offering of $200 million aggregate principal amount of 4.875% Senior Notes due 2022 at a price to the public of 109.007% of the principal amount and $400 million aggregate principal amount of 5.4% Senior Notes due 2042 at a price to the public of 99.575% of the principal amount (the “December offering”).  The 4.875% Senior Notes issued in December 2012 were offered as additional notes under the indenture governing the $500 million principal amount of notes of the same series issued in May 2012.  Net proceeds of the December offering were approximately $611 million, which will be used in the Company’s rig construction program and for general corporate purposes.

The 4.875% Notes and the 5.4% Notes will mature on June 1, 2022, and December 1, 2042, respectively.  Interest on the 4.875% Notes and the 5.4% Notes is payable semi-annually on June 1 and December 1 of each year.

The 4.875% Notes and the 5.4% Notes are Rowan Delaware’s senior unsecured obligations and rank senior in right of payment to all of its subordinated indebtedness and pari passu in right of payment with any of Rowan Delaware’s existing and future senior indebtedness, including its 5% Senior Notes due 2017, 7.875% Senior Notes due 2019, and any indebtedness under Rowan Delaware’s senior revolving credit facility.  The 4.875% Notes and the 5.4% Notes rank effectively junior to Rowan Delaware’s future secured indebtedness, if any, to the extent of the value of its assets constituting collateral securing that indebtedness and to all existing and future indebtedness of its subsidiaries (other than indebtedness and liabilities owed to Rowan Delaware).

All or part of the 4.875% Notes and 5.4% Notes may be redeemed at any time for an amount equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date plus the applicable make-whole premium, if any.  There will be no make-whole premium applicable to the redemption of the 4.875% Notes on or after March 1, 2022, or applicable to redemption of the 5.4% Notes on or after June 1, 2042.

On December 4, 2012, the Company entered into the third amendment to the credit agreement dated September 16, 2010, that, among other things, increased the borrowing capacity under the revolving credit facility from $500 million to $750 million and provides for an accordion feature that would permit the borrowing capacity to be increased to a maximum of $1.0 billion, subject to the consent of the lenders.  There were no amounts drawn under the revolving credit facility at December 31, 2012.

As of December 31, 2012, we had $2.0 billion of outstanding long-term debt consisting of $400 million principal amount of 5% Senior Notes due 2017; $500 million principal amount of 7.875% Senior Notes due 2019; $700 million principal amount of 4.875% Senior Notes due 2022; and $400 million principal amount of 5.4% Senior Notes due 2042 (together, the “Senior Notes”).  The Senior Notes are fully and unconditionally guaranteed on a senior and unsecured basis by Rowan UK (see Note 15 of Notes to Financial Statements).  Annual interest payments on the Senior Notes total $117 million.  No principal payments are required until each series’ final maturity date.  Management believes that cash flows from operating activities and existing cash balances will be sufficient to satisfy all of the Company’s cash requirements for the following 12 months.

Our debt agreements contain provisions that limit the amount of long-term debt, limit the ability of the Company to create liens that secure debt, engage in sale and leaseback transactions, merge or consolidate with another company and, in the event of noncompliance, restrict investment activities and asset purchases and sales, among other things.  Additionally, the revolving credit facility agreement provides that the facility will not be available in the event of a material adverse change in the Company’s condition, operations, business, assets, liabilities or ability to perform.  The Company was in compliance with its debt covenants at December 31, 2012, and expects to remain in compliance throughout 2013.

Cash Dividends

Restrictive provisions in the Company’s debt agreements require the Company to maintain a minimum level of shareholders’ equity equal to no less than the 100% of the book value of outstanding debt.  The payment of future dividends, if any, would only be paid at the discretion of the Board of Directors.

Off-balance Sheet Arrangements and Contractual Obligations

The Company had no off-balance sheet arrangements as of December 31, 2012 or 2011, other than operating lease obligations and other commitments in the ordinary course of business.

The following is a summary of our contractual obligations at December 31, 2012, including obligations recognized on our balance sheet and those not required to be recognized (in millions):

	Payments due by period
	Total	Within 1 year	2 to 3 years	4 to 5 years	After 5 years

Long-term debt, including interest	$3,367	$117	$233	$634	$2,383
Newbuild construction contracts	2,213	751	1,462	-	-
Purchase obligations	703	703	-	-	-
Operating leases	33	5	9	8	11
Total	$6,316	$1,576	$1,704	$642	$2,394

We periodically employ letters of credit or other bank-issued guarantees in the normal course of our businesses, and had outstanding letters of credit of approximately $33 million at December 31, 2012.

Pension Obligations

Minimum contributions under defined benefit pension plans are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates.  Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements (see “Critical Accounting Policies and Management Estimates – Pension and other postretirement benefits).  As of December 31, 2012, our financial statements reflected an aggregate unfunded pension liability of $238 million.  We expect to make minimum contributions to our defined benefit pension plans of approximately $19 million in 2013, and we will continue to make significant pension contributions over the next several years.  Additional funding may be required if pension asset values decline.

Contingent Liabilities

We are involved in various legal proceedings incidental to our businesses and are vigorously defending our position in all such matters. The Company believes that there are no known contingencies, claims or lawsuits that could have a material effect on its financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our significant accounting policies are presented in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.  These policies and management judgments, assumptions and estimates made in their application underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that our most critical accounting policies and management estimates involve carrying values of long-lived assets, pension and other postretirement benefit liabilities and costs (specifically assumptions used in actuarial calculations), and income taxes (particularly our estimated reserves for uncertain tax positions), as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

Impairment of long-lived assets

We evaluate the carrying value of our property and equipment, primarily our drilling rigs, whenever events or changes in circumstances indicate that their carrying values may not be recoverable.  Potential impairment indicators include rapid declines in commodity prices, stock prices, day rates and utilization, among others.  The offshore drilling industry has historically been highly cyclical and it is not unusual for rigs to be unutilized or underutilized for extended periods of time and subsequently resume full or near full utilization when business cycles improve.  Similarly, during periods of excess supply, rigs may be contracted at or near cash break-even rates for extended periods.  Impairment situations may arise with respect to specific individual rigs, groups of rigs, such as a specific type of drilling rig, or rigs in a certain geographic region.  Our rigs are mobile and may generally be moved from regions with excess supply, if economically feasible.

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

Pension and other postretirement benefits

Our pension and other postretirement benefit liabilities and costs are based upon actuarial computations that reflect our assumptions about future events, including long-term asset returns, interest rates, annual compensation increases, mortality rates and other factors.  Key assumptions at December 31, 2012, included weighted average discount rates of 4.17% and 4.58% used to determine pension benefit obligations and net cost, respectively, an expected long-term rate of return on pension plan assets of 8% and annual healthcare cost increases ranging from 8.1% in 2013 to 4.5% in 2029 and beyond.  The assumed discount rate is based upon the average yield for Moody’s Aa-rated corporate bonds and the rate of return assumption reflects a probability distribution of expected long-term returns that is weighted based upon plan asset allocations.  A one-percentage-point decrease in the assumed discount rate would increase our recorded pension and other postretirement benefit liabilities by approximately $118 million, while a one-percentage-point decrease (increase) in the expected long-term rate of return on plan assets would increase (decrease) annual net benefits cost by approximately $4.6 million.  A one-percentage-point increase in the assumed healthcare cost trend rate would increase 2013 other postretirement benefit cost by $0.4 million.  To develop the expected long-term rate of return on assets assumption, we considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the plans’ other asset classes and the expectations for future returns of each asset class.  The expected return for each asset class was then weighted based upon the current asset allocation to develop the expected long-term rate of return on assets assumption for the plan, which was maintained at 8% at December 31, 2012, unchanged from December 31, 2011.

Income taxes

In accordance with accounting guidelines for income tax uncertainties, we evaluate each tax position to determine if it is more likely than not that the tax position will be sustained upon examination, based on its merits.  A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in income for the period, and a reserve, if any.  Our income tax returns are subject to audit by U.S. federal, state, and foreign tax authorities.  Determinations by such taxing authorities that differ materially from our recorded estimates, either favorably or unfavorably, may have a material impact on our results of operations, financial position and cash flows.  We believe our reserve for uncertain tax positions totaling $58.9 million at December 31, 2012, is properly recorded in accordance with the accounting guidelines.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our outstanding debt at December 31, 2012, consisted entirely of fixed-rate debt with a carrying value of $2.010 billion and a weighted-average annual interest rate of 5.7%.  Due to the fixed-rate nature of our debt, management believes the risk of loss due to changes in market interest rates is not material.

The majority of our transactions are denominated in United States dollars. Our primary exposure to currency exchange is the British pound.  In order to reduce the impact of exchange rate fluctuations, we generally require customer payments to be in U.S. dollars and generally limit local currency holdings to the extent they are needed to pay liabilities denominated in local currencies.  In certain countries in which we operate however such as Egypt, local laws or contracts may require us to receive payment for a portion of the contract in the local currency.  In such instances, we may hold a greater amount of local currency than would otherwise be the case.  We currently do not hedge our foreign currency exposure.

Fluctuating commodity prices affect our future earnings materially to the extent that they influence demand for our products and services.  As a general practice, we do not hold or issue derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Rowan Companies plc
Houston, Texas

We have audited the accompanying consolidated balance sheets of Rowan Companies plc and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rowan Companies plc and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on May 4, 2012, Rowan Companies plc, a public limited company incorporated under the laws of England and Wales, became the successor issuer to Rowan Companies, Inc. pursuant to an agreement and plan of merger and reorganization approved by the shareholders of Rowan Companies, Inc. on April 16, 2012.  Also, as discussed in Note 3 to the consolidated financial statements, on June 22, 2011, and September 1, 2011, the Company completed the sale of its wholly owned manufacturing subsidiary, LeTourneau Technologies, Inc., and land drilling services business, respectively.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 1, 2013

ROWAN COMPANIES PLC

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

Our assessment included an evaluation of the design of our internal control over financial reporting relative to COSO and testing of the operational effectiveness of our internal control over financial reporting. Based upon our assessment, we have concluded that our internal controls over financial reporting were effective as of December 31, 2012.

The registered public accounting firm Deloitte & Touche LLP has audited Rowan’s consolidated financial statements included in our 2012 Annual Report on Form 10-K and has issued an attestation report on the Company’s internal control over financial reporting.

/s/ W. MATT RALLS	/s/ J. KEVIN BARTOL
W. Matt Ralls	J. Kevin Bartol
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer

March 1, 2013	March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Rowan Companies plc
Houston, Texas

We have audited the internal control over financial reporting of Rowan Companies plc and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 1, 2013,  expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding Rowan Companies plc, a public limited company incorporated under the laws of England and Wales, becoming the successor issuer to Rowan Companies, Inc. pursuant to an agreement and plan of merger and reorganization approved by the shareholders of Rowan Companies, Inc. on April 16, 2012.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 1, 2013

ROWAN COMPANIES PLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,024,008	$438,853
Receivables - trade and other	423,839	283,592
Prepaid expenses and other current assets	55,121	44,586
Deferred income taxes - net	26,628	27,023
Assets of discontinued operations	22,954	27,661
Total current assets	1,552,550	821,715

PROPERTY, PLANT AND EQUIPMENT:
Drilling equipment	6,764,046	6,179,587
Construction in progress	756,308	711,558
Other property and equipment	140,739	138,177
Property, plant and equipment - gross	7,661,093	7,029,322
Less accumulated depreciation and amortization	1,589,364	1,350,609
Property, plant and equipment - net	6,071,729	5,678,713

Other assets	75,208	97,417

TOTAL ASSETS	$7,699,487	$6,597,845

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$-	$45,023
Accounts payable - trade	83,004	111,082
Deferred revenues	52,340	36,220
Accrued liabilities	137,495	131,041
Liabilities of discontinued operations	21,255	25,005
Total current liabilities	294,094	348,371

Long-term debt - less current maturities	2,009,598	1,089,335
Other liabilities	390,199	357,709
Deferred income taxes - net	473,872	476,443
Commitments and contingent liabilities (Note 7)	-	-

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value, 124,740,407 shares issued at December 31, 2012	15,593	-
Common stock, $0.125 par value, 150,000,000 shares authorized and 127,577,530 shares issued at December 31, 2011	-	15,947
Additional paid-in capital	1,372,135	1,478,233
Retained earnings	3,366,964	3,186,362
Cost of 529,387 and 3,996,465 treasury shares at December 31, 2012 and 2011, respectively	(1,886)	(128,884)
Accumulated other comprehensive loss	(221,082)	(225,671)
Total shareholders' equity	4,531,724	4,325,987

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,699,487	$6,597,845

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES PLC

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)

REVENUES	$1,392,607	$939,229	$1,017,705

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	752,173	508,066	416,832
Depreciation and amortization	247,900	183,903	138,301
Selling, general and administrative	99,712	88,278	78,658
(Gain) loss on disposals of property and equipment	(2,502)	(1,577)	402
Material charges and other operating expenses	40,272	10,976	5,250
Total costs and expenses	1,137,555	789,646	639,443

INCOME FROM OPERATIONS	255,052	149,583	378,262

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(50,717)	(20,071)	(24,879)
Interest income	745	730	1,289
(Loss) gain on debt extinguishment	(22,223)	-	5,324
Other - net	613	(162)	(461)
Total other income (expense) - net	(71,582)	(19,503)	(18,727)

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	183,470	130,080	359,535
(Benefit) provision for income taxes	(19,829)	(5,659)	91,934

NET INCOME FROM CONTINUING OPERATIONS	203,299	135,739	267,601

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of tax	(22,697)	3,107	12,394
Gain on sale of discontinued operations, net of tax	-	597,995	-
Discontinued operations, net of tax	(22,697)	601,102	12,394

NET INCOME	$180,602	$736,841	$279,995

INCOME PER SHARE - BASIC:
Income from continuing operations	$1.65	$1.09	$2.29
Discontinued operations	$(0.18)	$4.80	$0.10
Net income	$1.47	$5.89	$2.39

INCOME PER SHARE - DILUTED:
Income from continuing operations	$1.64	$1.07	$2.25
Discontinued operations	$(0.18)	$4.76	$0.11
Net income	$1.46	$5.83	$2.36

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2012	2011	2010
	(In thousands)

NET INCOME	$180,602	$736,841	$279,995

OTHER COMPREHENSIVE INCOME (LOSS)
Pension and other postretirement benefit adjustments, net of tax:
Prior service credit arising during the period, net of tax expense of $337	626	-	-
Net (loss) gain arising during the period, net of tax benefit of $8,340, $43,017 and $2,035, respectively	(15,488)	(79,888)	(3,779)
Amortization of net loss, net of tax expense of $11,986, $7,611 and $6,810, respectively	22,259	14,135	12,648
Amortization of transition obligation, net of tax expense of $166, $297 and $232, respectively	308	552	430
Amortization of prior service credit, net of tax benefit of $1,678, $8,063 and $2,408, respectively	(3,116)	(14,975)	(4,473)

	4,589	(80,176)	4,826

COMPREHENSIVE INCOME	$185,191	$656,665	$284,821

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES PLC

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares outstanding	Class A Ordinary Shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity
				(In thousands)

Balance, January 1, 2010	113,833	$14,237	$1,078,337	$2,169,526	$(1,409)	$(150,321)	$3,110,370
Shares issued to acquire SKDP	11,725	1,466	336,441	-	-	-	337,907
Shares issued under share-based compensation plans	736	91	4,343	-	(100)	-	4,334
Share-based compensation	-	-	14,466	-	-	-	14,466
Excess tax benefit from share-based compensation plans	-	-	412	-	-	-	412
Retirement benefit adjustments, net of taxes of $2,599	-	-	-	-	-	4,826	4,826
Net income	-	-	-	279,995	-	-	279,995
Balance, December 31, 2010	126,294	15,794	1,433,999	2,449,521	(1,509)	(145,495)	3,752,310
Shares issued under share-based compensation plans	1,206	153	14,907	-	(2,362)	-	12,698
Shares reacquired	(3,919)	-	-	-	(125,013)	-	(125,013)
Share-based compensation	-	-	24,199	-	-	-	24,199
Excess tax benefit from share-based compensation plans	-	-	5,128	-	-	-	5,128
Retirement benefit adjustments, net of taxes of ($43,172)	-	-	-	-	-	(80,176)	(80,176)
Net income	-	-	-	736,841	-	-	736,841
Balance, December 31, 2011	123,581	15,947	1,478,233	3,186,362	(128,884)	(225,671)	4,325,987
Shares issued under share-based compensation plans	578	65	(21,212)	-	17,511	-	(3,636)
Share-based compensation	-	-	23,018	-	-	-	23,018
Excess tax benefit from share-based compensation plans	-	-	1,164	-	-	-	1,164
Retirement benefit adjustments, net of taxes of $2,472	-	-	-	-	-	4,589	4,589
Cancelation of treasury shares	-	(419)	(109,068)	-	109,487	-	-
Other	52	-	-	-	-	-	-
Net income	-	-	-	180,602	-	-	180,602
Balance, December 31, 2012	124,211	$15,593	$1,372,135	$3,366,964	$(1,886)	$(221,082)	$4,531,724

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011	2010
	(In thousands)
CASH PROVIDED BY OPERATIONS:
Net income	$180,602	$736,841	$279,995
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	247,900	204,872	186,563
Provision for pension and postretirement benefits	39,484	20,115	33,960
Share-based compensation expense	24,808	22,088	15,578
Postretirement benefit claims paid	(3,811)	(2,926)	(3,588)
(Gain) loss on disposals of property, plant and equipment	(2,502)	(4,100)	788
Deferred income taxes	(4,649)	(21,492)	45,164
Contributions to pension plans	(42,055)	(53,394)	(57,266)
Gain on sale of land drilling operations	-	(212,891)	-
Gain on sale of manufacturing operations	-	(670,614)	-
Write-off of deferred debt issuance costs	690	-	-
Material charges	12,038	8,000	42,024
Changes in current assets and liabilities:
Receivables - trade and other	(105,762)	22,825	(34,268)
Inventories	-	(104,468)	65,177
Prepaid expenses and other current assets	(9,879)	303	9,208
Accounts payable	(8,608)	44,784	(34,799)
Accrued income taxes	16,210	(6,097)	(30,555)
Deferred revenues	16,120	41,428	14,048
Billings in excess of costs and estimated profits on uncompleted contracts	-	29,493	(17,311)
Other current liabilities	17,873	10,263	6,381
Net changes in other noncurrent assets and liabilities	15,250	29,649	(12,937)
Net cash provided by operations	393,709	94,679	508,162

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(685,256)	(1,517,674)	(490,560)
Proceeds from sale of manufacturing operations, net	-	1,041,861	-
Proceeds from sale of land drilling operations, net	-	513,619	-
(Increase) decrease in restricted cash	-	15,265	(15,265)
Proceeds from disposals of property, plant and equipment	10,500	5,734	3,267
Net cash used in acquisition of SKDP	-	-	(17,681)
Net cash provided by (used in) investing activities	(674,756)	58,805	(520,239)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings	1,104,929	-	395,517
Debt issue costs	(2,026)	-	-
Repayments of borrowings	(238,453)	(52,166)	(594,013)
Proceeds from exercise of share options	588	19,941	7,959
Excess tax benefits from share-based compensation	1,164	5,128	412
Payments to acquire treasury shares	-	(125,013)	-
Net cash provided by (used in) financing activities	866,202	(152,110)	(190,125)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	585,155	1,374	(202,202)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	438,853	437,479	639,681
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,024,008	$438,853	$437,479

See Notes to Consolidated Financial Statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

On May 4, 2012, Rowan Companies plc, a public limited company incorporated under the laws of England and Wales (Rowan UK), became the successor issuer to Rowan Companies, Inc. (Rowan Delaware) pursuant to an agreement and plan of merger and reorganization (the “redomestication”) approved by the stockholders of Rowan Delaware on April 16, 2012.  As a result of the redomestication, Rowan UK became the parent company of the Rowan group of companies, and our place of incorporation was effectively changed from Delaware to the United Kingdom.  We remain subject to the Securities and Exchange Commission reporting requirements, the mandates of the Sarbanes-Oxley Act and the applicable corporate governance rules of the NYSE, and we will continue to report our consolidated financial results in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America (US GAAP).  We also must comply with additional reporting requirements of English law.  The redomestication was accounted for as an internal reorganization of entities under common control; therefore, for purposes of these consolidated financial statements, the carrying values of assets and liabilities of the merged entities were carried forward without adjustment.  Unless the context otherwise requires, the terms “Rowan,” “Company,” “we,” “us” and “our” are used to refer to Rowan UK (or Rowan Delaware for periods prior to the redomestication) and its consolidated subsidiaries.

The financial information presented in this report does not constitute the Company's statutory accounts within the meaning of the U.K. Companies Act 2006 for the years ended December 31, 2012 or 2011.  The audit of the statutory accounts for the year ended December 31, 2012, was not complete as of March 1, 2013.  These accounts will be finalized by the directors on the basis of the financial information presented herein and will be delivered to the Registrar of Companies in the U.K. following the Company’s annual general meeting of shareholders.

The Company is a major provider of international and domestic offshore oil and gas contract drilling services and provides its services utilizing a fleet of 31 self-elevating mobile offshore “jack-up” drilling units.  The Company’s primary focus is on high-specification and premium jack-up rigs, which its customers use for exploratory and development drilling and, in certain areas, well workover operations.  Additionally, the Company has four ultra-deepwater drillships under construction, the first of which is scheduled for delivery in December 2013.

The Company conducts offshore drilling operations in various markets throughout the world including the U.K. and Norwegian sectors of the North Sea, Middle East, Southeast Asia, United States Gulf of Mexico (US GOM), Trinidad and Egypt, among others.

The consolidated financial statements included herein include the accounts of Rowan UK and its subsidiaries, all of which are wholly owned.  Intercompany balances and transactions are eliminated in consolidation.

In June 2011, the Company completed the sale of its wholly owned manufacturing subsidiary, LeTourneau Technologies, Inc. (LeTourneau), and in September 2011, the Company completed the sale of its land drilling operations.  The Company’s manufacturing operations were previously reported as the Drilling Products and Systems and the Mining, Forestry and Steel Products segments, and land drilling operations were previously reported as a component of the Drilling Services segment.  The Company does not currently segment its continuing offshore drilling business for reporting purposes.  Results of manufacturing and land drilling operations have been reclassified to discontinued operations for all periods presented.  Similarly, assets and liabilities of discontinued operations have been segregated and included in “Assets of discontinued operations” and “Liabilities of discontinued operations,” as appropriate, in the Consolidated Balance Sheets at December 31, 2012 and 2011 (see Note 3).  As permitted under US GAAP, the Company has chosen not to separately disclose cash flows pertaining to discontinued operations in the statement of cash flows.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue and Expense Recognition

Our drilling contracts generally provide for payment on a daily rate basis, and revenues are recognized as the work progresses with the passage of time.  We frequently receive lump-sum payments at the outset of a drilling assignment for equipment moves or modifications.  Lump-sum fees received for equipment moves (and related costs) and fees received for equipment modifications or upgrades are initially deferred and amortized on a straight-line basis over the primary term of the drilling contract.  The costs of contractual equipment modifications or upgrades and the costs of the initial move of newly acquired rigs are capitalized and depreciated in accordance with the Company’s fixed asset capitalization policy.  The costs of moving equipment while not under contract are expensed as incurred.  Revenues received but unearned are included in current and long-term liabilities and totaled $78.8 million and $58.4 million at December 31, 2012 and 2011, respectively.  Deferred contract costs are included in prepaid expenses and other assets and totaled $41.5 million and $33.0 million at December 31, 2012 and 2011, respectively.

We recognize revenue for certain reimbursable costs.  Each reimbursable item and amount is stipulated in the Company’s contract with the customer, and such items and amounts frequently vary between contracts.  We recognize reimbursable costs on the gross basis, as both revenues and expenses, because we are the primary obligor in the arrangement, have discretion in supplier selection, are involved in determining product or service specifications and assume full credit risk related to the reimbursable costs.

Cash Equivalents

Cash equivalents consist of highly liquid temporary cash investments with maturities no greater than three months at the time of purchase.

Accounts Receivable and Allowance for Doubtful Accounts

The Company assesses the collectability of receivables and records adjustments to an allowance for doubtful accounts, which is recorded as an offset to accounts receivable, to cover the risk of credit losses.  The allowance is based on historical and other factors that predict collectability, including write-offs, recoveries and the monitoring of credit quality.  No allowance for doubtful accounts was required at December 31, 2012.  The Company’s allowance for doubtful accounts at December 31, 2011, was $0.3 million.

Receivables at December 31, 2012, included accrued income tax refunds of $88.6 million.  Receivables at December 31, 2012 and 2011, included unreimbursed costs related to the salvage of lost or damaged rigs and related equipment totaling $1.9 million and $4.6 million, respectively.

Property and Depreciation

We provide depreciation for financial reporting purposes under the straight-line method over the asset’s estimated useful life from the date the asset is placed into service until it is sold or becomes fully depreciated.  Estimated useful lives and salvage values are presented below:

	Life (in years)	Salvage Value

Jack-up drilling rigs:
Hulls	35	20%
Legs	30	20%
Quarters	25	20%
Drilling equipment	10 to 25	20%

Drill pipe and tubular equipment	4	10%
Other property and equipment	3 to 30	various

Expenditures for new property or enhancements to existing property are capitalized and depreciated over the asset’s estimated useful life.  As assets are sold or retired, property cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in results of operations.  The Company capitalizes a portion of interest cost incurred during the construction period.  We capitalized interest in the amount of $33.4 million in 2012, $54.5 million in 2011 and $40.0 million in 2010.

Expenditures for maintenance and repairs are charged to operations as incurred.  Repairs and maintenance expense attributable to continuing operations totaled $132.2 million in 2012, $97.6 million in 2011 and $70.3 million in 2010.

Impairment of Long-lived Assets

We review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable.  For assets held and used, we determine recoverability by evaluating the undiscounted estimated future net cash flows based on projected day rates, operating costs and utilization of the asset under review.  When the impairment of an asset is indicated, we measure the amount of impairment as the amount by which the asset’s carrying amount exceeds its estimated fair value.  We measure fair value by estimating discounted future net cash flows under various operating scenarios (an income approach) and by determining an estimated exchange price that would be received for the asset in an orderly transaction between two market participants based on historical sale prices of similar equipment (a market approach) and by assigning probabilities to each scenario in order to determine an expected value.  The lowest level of inputs we use to value assets held and used in the business are categorized as “significant unobservable inputs,” which are Level 3 inputs in the fair value hierarchy.  For assets held for sale, we measure fair value based on equipment broker quotes, less anticipated selling costs, which are considered Level 3 inputs in the fair value hierarchy.

In 2012 we recognized a $5.2 million impairment charge for the Rowan Juneau, which had a carrying value of $18.7 million prior to the write-down.  Such amount is included in material charges and other operating expenses on the Consolidated Statements of Income.  The Rowan Juneau last worked in 2009, and we concluded it was unlikely we would secure a contract to operate the rig profitably without substantial improvements.

No impairment charges for long-lived assets held and used in the business were required in 2011 or 2010.

In 2011 the Company recognized an $8.0 million impairment charge for a land rig that was retained by the Company in connection with the sale of LeTourneau.  The land rig is currently being held for sale.  In 2012 we recognized an additional $3.9 million impairment charge for the rig, which had a carrying value of $26.9 million prior to the write-down.  Such amounts are classified as discontinued operations in the Consolidated Statements of Income.

Foreign Currency Transactions

The U.S. dollar is the functional currency for all of our operations.  Non-U.S. dollar transaction gains and losses are recognized in “other income” on the Consolidated Statements of Income.  Our primary exposure to currency exchange is the British pound.  In order to reduce the impact of exchange rate fluctuations, we generally require customer payments to be in U.S. dollars and generally limit local currency holdings to the extent they are needed to pay liabilities denominated in local currencies.  In certain countries in which we operate however such as Egypt, local laws or contracts may require us to receive payment for a portion of the contract in the local currency.  In such instances, we may hold a greater amount of local currency than would otherwise be the case.  We currently do not hedge our foreign currency exposure.  The Company recognized a net currency exchange gain of $0.5 million in 2012 and net exchange losses of $0.8 million in 2011 and $0.4 million in 2010.

Income Taxes

Rowan recognizes deferred income tax assets and liabilities for the estimated future tax consequences of differences between the financial statement and tax bases of assets and liabilities.  Valuation allowances are provided against deferred tax assets that are not likely to be realized.  Income tax related interest and penalties are included in other income and expense.

The Company does not provide deferred income taxes on undistributed earnings of the Company’s non-U.K. subsidiaries, including Rowan Delaware and Rowan Delaware’s non-U.S. subsidiaries.  It is the Company’s policy and intention to permanently reinvest earnings of the non-U.S. subsidiaries of Rowan Delaware outside the U.S.  Should the non-U.S. subsidiaries of Rowan Delaware make a distribution from these earnings, we may be subject to additional U.S. income taxes.  The earnings of non-U.K. subsidiaries that are not subsidiaries of Rowan Delaware can be distributed to Rowan UK without the imposition of either U.K. or local country tax.  See Note 11 for further information regarding the Company’s income taxes.

Income Per Common Share

Basic income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted income per share includes the additional effect of all potentially dilutive securities, which includes nonvested restricted stock and units, dilutive stock options and appreciation rights, and contingently issuable shares, if any, such as performance-based share awards.

A reconciliation of shares for basic and diluted income per share for each of the past three years is set forth below.  There were no income adjustments to the numerators of the basic or diluted computations for the periods presented (in thousands):

	2012	2011	2010

Average common shares outstanding	122,998	125,044	117,021
Add dilutive securities:
Nonvested restricted shares and restricted share units	457	765	1,270
Employee and director share options	160	298	417
Share appreciation rights	257	286	110
Average shares for diluted computations	123,872	126,393	118,818

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

	2012	2011	2010

Employee and director share options	42	42	153
Share appreciation rights	616	266	-
Total potentially dilutive shares	658	308	153

NOTE 3 – DISCONTINUED OPERATIONS

In June and September 2011, the Company completed the sales of its manufacturing and land drilling operations, respectively.  Discontinued operations for the 2012 periods included the $3.9 million asset impairment charge on the land rig retained by the Company in the sale of its manufacturing operations and held for sale, write-offs of receivables assumed, a working capital adjustment to the sale price of the land drilling business, and a prior year return-to-provision tax adjustment, among other items. The following table sets forth the components of “Discontinued operations, net of tax” (in thousands):

		2012
	Manufacturing	Drilling	Total
Revenues	$-	$-	$-

Pretax income (loss)	$(7,599)	$(3,603)	$(11,202)
Provision (benefit) for taxes on income	15,751	(4,256)	11,495
Discontinued operations, net of tax	$(23,350)	$653	$(22,697)

		2011
	Manufacturing	Drilling	Total
Revenues	$224,488	$126,957	$351,445

Pretax income (loss)	$(8,583)	$16,623	$8,040
Provision (benefit) for taxes on income	1,507	3,426	4,933
Income (loss) from discontinued operations, net of tax	(10,090)	13,197	3,107

Pretax gain on sale of discontinued operations	670,614	212,891	883,505
Provision for tax on gain on sale	226,965	58,545	285,510
Gain on sale of discontinued operations, net of tax	443,649	154,346	597,995
Discontinued operations, net of tax	$433,559	$167,543	$601,102

		2010
	Manufacturing	Drilling	Total
Revenues	$610,441	$191,061	$801,502

Pretax income (loss)	$(1,276)	$20,758	$19,482
Provision (benefit) for taxes on income	(569)	7,657	7,088
Discontinued operations, net of tax	$(707)	$13,101	$12,394

The following assets and liabilities have been segregated and included in “Assets of discontinued operations” and “Liabilities of discontinued operations,” as appropriate, in the Consolidated Balance Sheets at December 31.  Other assets and deferred revenues in the table below consisted of the land rig retained by the company in the sale of the Company’s manufacturing operations and a related customer deposit, respectively (in thousands):

	2012			2011
	Manufacturing	Drilling	Total	Manufacturing	Drilling	Total

Receivables - trade and other	$-	$-	$-	$-	$4,000	$4,000
Other assets	22,954	-	22,954	23,661	-	23,661
Assets of discontinued operations	$22,954	$-	$22,954	$23,661	$4,000	$27,661

Deferred revenues	$20,122	$-	$20,122	$20,122	$-	$20,122
Other current liabilities	1,133	-	1,133	1,183	3,700	4,883
Liabilities of discontinued operations	$21,255	$-	$21,255	$21,305	$3,700	$25,005

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities at December 31 consisted of the following (in thousands):

	2012	2011

Pension and other postretirement benefits	$23,392	$55,244
Compensation and related employee costs	43,732	31,205
Interest	27,711	25,477
Income taxes	26,088	9,878
Other	16,572	9,237
Total accrued liabilities	$137,495	$131,041

NOTE 5 – LONG-TERM DEBT

Long-term debt at December 31 consisted of the following (in thousands):

	2012	2011

5.88% Title XI note payable, due March 2012, secured by the Gorilla VI	$-	$7,109
2.80% Title XI note payable, due October 2013, secured by the Gorilla VII	-	30,898
5% Senior Notes, due September 2017 ($400 million principal amount; 5.1% effective rate)	398,678	398,394
4.33% Title XI note payable, due May 2019, secured by the Scooter Yeargain	-	45,598
7.875% Senior Notes, due August 2019 ($500 million principal amount; 8.0% effective rate)	497,842	497,511
3.525% Title XI note payable, due May 2020, secured by the Bob Keller	-	50,801
3.158% Title XI note payable, due July 2021, secured by the Bob Palmer	-	104,047
4.875% Senior Notes, due June 2022 ($700 million principal amount; 4.6% effective rate)	714,775	-
5.4% Senior Notes, due December 2042 ($400 million principal amount; 5.4% effective rate)	398,303	-
Total long-term debt	2,009,598	1,134,358
Less: Current maturities	-	(45,023)
Long-term debt, excluding current maturities	$2,009,598	$1,089,335

As of December 31, 2012, no principal payments are required with respect to our outstanding debt through 2016; $400 million becomes due in September 2017.

In April 2012, the U.S. Department of Transportation Maritime Administration (MarAd), which had previously guaranteed certain of the Company’s debt securities under the Title XI Federal Ship Financing Program (the Title XI Notes), denied the Company’s request for consent with respect to a parent company guarantee in connection with the Company’s redomestication.  As a result, the Company redeemed $226.1 million aggregate principal amount of the Title XI Notes in 2012 for $251.5 million in cash, including principal, make-whole premiums and accrued interest, and recognized a pretax loss on debt extinguishment of $22.2 million, including $0.7 million of noncash deferred financing costs.

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

On May 21, 2012, Rowan UK, as guarantor, and its 100% owned subsidiary, Rowan Delaware, as issuer, completed the issuance and sale in a public offering of $500 million aggregate principal amount of 4.875% Senior Notes due 2022 (the 4.875% Notes), at a price to the public of 99.333% of the principal amount.  Net proceeds were approximately $493 million, which were used, in part, to replenish cash used to redeem the Title XI Notes.

On December 11, 2012, Rowan UK, as guarantor, and its 100% owned subsidiary, Rowan Delaware, as issuer, completed the issuance and sale in a public offering of $200 million aggregate principal amount of 4.875% Senior Notes due 2022 at a price to the public of 109.007% of the principal amount and $400 million aggregate principal amount of 5.4% Senior Notes due 2042 at a price to the public of 99.575% of the principal amount (the “December offering”).  The 4.875% Senior Notes issued in December 2012 were offered as additional notes under the indenture governing the $500 million principal amount of notes of the same series issued in May 2012.  Net proceeds of the December offering were approximately $611 million, which will be used in the Company’s rig construction program and for general corporate purposes.

The 4.875% Notes and the 5.4% Notes will mature on June 1, 2022, and December 1, 2042, respectively.  Interest on the 4.875% Notes and the 5.4% Notes is payable semi-annually on June 1 and December 1 of each year.

The 4.875% Notes and the 5.4% Notes are Rowan Delaware’s senior unsecured obligations and rank senior in right of payment to all of its subordinated indebtedness and pari passu in right of payment with any of Rowan Delaware’s existing and future senior indebtedness, including its 5% Senior Notes due 2017, 7.875% Senior Notes due 2019, and any indebtedness under Rowan Delaware’s senior revolving credit facility.  The 4.875% Notes and the 5.4% Notes rank effectively junior to Rowan Delaware’s future secured indebtedness, if any, to the extent of the value of its assets constituting collateral securing that indebtedness and to all existing and future indebtedness of its subsidiaries (other than indebtedness and liabilities owed to Rowan Delaware).

All or part of the 4.875% Notes and 5.4% Notes may be redeemed at any time for an amount equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date plus the applicable make-whole premium, if any.  There will be no make-whole premium applicable to the redemption of the 4.875% Notes on or after March 1, 2022, or applicable to redemption of the 5.4% Notes on or after June 1, 2042.

The 5% Senior Notes due 2017, 7.875% Senior Notes due 2019, 4.875% Senior Notes due 2022, and 5.4% Senior Notes due 2042 (together, the “Senior Notes”) are fully and unconditionally guaranteed on a senior and unsecured basis by Rowan UK (see Note 15).

On December 4, 2012, the Company entered into the third amendment to the credit agreement dated September 16, 2010, that, among other things, increased the borrowing capacity under the revolving credit facility from $500 million to $750 million and provides for an accordion feature that would permit the borrowing capacity to be increased to a maximum of $1.0 billion, subject to the consent of the lenders.  There were no amounts drawn under the revolving credit facility at December 31, 2012.

Our debt agreements contain provisions that limit the amount of long-term debt, limit the ability of the Company to create liens that secure debt, engage in sale and leaseback transactions, merge or consolidate with another company and, in the event of noncompliance, restrict investment activities and asset purchases and sales, among other things.  Additionally, the revolving credit facility agreement provides that the facility will not be available in the event of a material adverse change in the Company’s condition, operations, business, assets, liabilities or ability to perform.  The Company was in compliance with its debt covenants at December 31, 2012.

NOTE 6 – FINANCIAL INSTRUMENTS

Fair Values of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The fair value hierarchy prescribed by US GAAP requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of inputs that may be used to measure fair value are:

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

Those financial instruments not required to be measured at fair value consist of the Company’s publicly traded debt securities.  Fair values of the Company’s debt securities were provided by one to two brokers who make a market in our debt securities and were measured using a market-approach valuation technique.  Fair value was determined by adding a spread based on actual trades for that security (or a trader quote where actual trades were unavailable) to the applicable benchmark Treasury security with a comparable maturity in order to derive a current yield.  The yield is then used to determine a price given the individual security’s coupon rate and maturity.  Such inputs are considered “significant other observable inputs,” which are categorized as Level 2 inputs in the fair value hierarchy.  Estimated fair values and related carrying values of our long-term debt securities at December 31 are presented below (in thousands):

	2012		2011
	Fair value	Carrying value	Fair value	Carrying value

5% Senior Notes, due 2017	$445,568	$398,678	$420,019	$398,394
7.875% Senior Notes, due 2019	617,076	497,842	588,495	497,511
4.875% Senior Notes, due 2022	761,509	714,775	-	-
5.400% Senior Notes, due 2042	406,493	398,303	-	-
Title XI Notes	-	-	257,185	238,453
	$2,230,646	$2,009,598	$1,265,699	$1,134,358

Concentrations of Credit Risk

We invest our excess cash primarily in time deposits and high-quality money market accounts at several large commercial banks with strong credit ratings, and therefore believe that our risk of loss is minimal.

The Company’s customers largely consist of international oil and gas exploration companies and national oil companies.  We routinely evaluate the credit quality of potential customers.  In 2012, one customer accounted for 29% and another accounted for 11% of consolidated revenues.  In 2011, three customers accounted for 29%, 21% and 11% of consolidated revenues, respectively.  In 2010, four customers accounted for 20%, 15%, 11% and 10% of consolidated revenues, respectively.  The Company maintains reserves for credit losses when necessary and actual losses have been within management’s expectations.

NOTE 7 – COMMITMENTS AND CONTINGENT LIABILITIES

The Company has operating leases covering office space and equipment.  Certain of the leases are subject to escalations based on increases in building operating costs.  Rental expense attributable to continuing operations was $8.0 million in 2012, $5.6 million in 2011 and $3.7 million in 2010.

At December 31, 2012, future minimum payments to be made under noncancelable operating leases were as follows (in thousands):

2013	$5,120
2014	4,778
2015	4,243
2016	4,250
2017	4,080
Later years	11,359
$33,830

In September 2012 the Company exercised its option with Hyundai Heavy Industries Co., Ltd (Hyundai) for the construction of a fourth ultra-deepwater drillship at its Ulsan, South Korea, shipyard scheduled for delivery in March 2015.  The agreement with Hyundai also includes an option for a similar fifth drillship exercisable in the first quarter of 2013, for delivery in the third quarter of 2015.  We may seek to extend the option prior to its termination.

The following table presents the status of the Company’s rigs under construction as of December 31, 2012.  Project costs include capitalized interest (in millions):

	Scheduled delivery date	Total estimated project costs	Total costs incurred through Dec. 31, 2012	Projected costs in 2013	Projected costs in 2014	Projected costs in 2015	Total future costs

Rowan Renaissance	Dec-13	$730	$202	$516	$12	$-	$528
Rowan Resolute	Jun-14	738	186	144	408	-	552
Rowan Reliance	Oct-14	731	188	48	491	4	543
Rowan Relentless	Mar-15	760	170	43	103	444	590
		$2,959	$746	$751	$1,014	$448	$2,213

In addition, the Company expects to incur approximately $75 million of capital expenditures in 2013 for riser gas-handling equipment, software certifications and drillship fleet spares to support its deepwater operations.

We periodically employ letters of credit in the normal course of our business, and had outstanding letters of credit of approximately $32.9 million at December 31, 2012.

A subsidiary of the Company was served with a Notice on February 28, 2012 under Section 29 of the Petroleum Act of 1998, which required the subsidiary, jointly with Xcite Energy Ltd and Xcite Energy Resources Ltd, to submit a decommissioning program, upon request, to the UK Secretary of State for Energy and Climate Change in respect of certain offshore installations, namely the Rowan Norway drilling rig and Xcite’s well being drilled by the rig in the Bentley Field.  The subsidiary appealed this Notice contesting the obligation to decommission the well. The appeal was commenced in the English High Court of Justice in April 2012 and was immediately stayed by agreement of the parties upon indication that the Secretary of State would likely withdraw the Notice from the subsidiary following the rig’s departure from the field. The Rowan Norway departed the field on October 25, 2012.  On February 26, 2013, the parties settled the matter and the Secretary of State agreed to withdraw the Notice within seven days.

However, even after the Section 29 Notice has been withdrawn, the Company’s subsidiary may still have liability under Section 34 of the Petroleum Act if the Secretary of State issues a new Notice. The cost to decommission the well is currently estimated to be up to $17 million.  We are unable to determine the likelihood of a new Notice being issued or the ultimate outcome of this matter.

On May 2, 2012, as the EXL I was being towed toward a shipyard in south Texas in preparation for its mobilization to Indonesia, a passing tanker collided with and caused substantial to the rig.  The Company filed suit against who it believes are the tanker’s owners and operators and seeks damages primarily for repairs to and loss of use of the rig.  The Company completed repairs to the rig in 2012 at a cost of approximately $12.0 million, which has been recognized and included in material charges and other operating expenses in the Consolidated Statements of Income.  The EXL I returned to work November 5, 2012, and at this time, the Company is currently assessing the amount of its loss-of-use claim associated with this incident, as well as the other monetary damages that may be available under the law.  The tanker owners have sought relief under the Limitation of a Shipowner’s Liability Act, claiming that damages should be limited to the post-accident value of the tanker plus freight.  At this time, both suits are in the preliminary stages of litigation.  The Court has set a trial date of October 14, 2013.  We believe the Company’s claims are legally and factually strong; however, we are unable to predict the ultimate outcome of the litigation.  The repair costs to the EXL I will not be covered by the Company’s insurance because such costs are below our $25 million deductible.  In addition, loss of use is not an insured risk.  In the event the tanker owners are successful in limiting their liability, it is possible that such limitation will not cover our repair costs and loss-of-use damages.

In 2009 the Company recognized a $25.4 million tax benefit as a result of applying the facts of a third-party tax case to the Company’s situation.  That case provided a more favorable tax treatment for certain foreign contracts entered into in prior years.  This position is currently under audit and is initially being challenged by the IRS field agents.  We have appealed their findings and expect to come to a conclusion within the next twelve months.  We plan to vigorously defend our position and continue to believe that we will more likely than not prevail.  See Note 11.

We are from time to time a party to various lawsuits filed by current or former employees that are incidental to our operations in which the claimants seek unspecified amounts of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on our drilling rigs.  At December 31, 2012, there were approximately 18 asbestos related lawsuits in which we are one of many defendants.  These lawsuits have been filed in the state courts of Louisiana, Mississippi and Texas.  We intend to vigorously defend against the litigation.  We are unable to predict the ultimate outcome of these lawsuits; however, we do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

We are involved in various legal proceedings incidental to our businesses and are vigorously defending our position in all such matters. The Company believes that there are no known contingencies, claims or lawsuits that could have a material effect on its financial position, results of operations or cash flows.

NOTE 8 – SHARE-BASED COMPENSATION PLANS

Under the 2009 Rowan Companies, Inc. Incentive Plan (the Plan), the Compensation Committee of the Company’s Board of Directors (the “Board”) is authorized to grant employees and nonemployee directors incentive awards covering up to 4,500,000 of our ordinary shares.  The Plan will terminate in May 2019, unless sooner terminated by the Board.  The awards may be in the form of restricted share awards, restricted share units, options and share appreciation rights.  In addition, the Compensation Committee may grant performance-based awards under the Plan, in which the amount earned is dependent on the achievement of certain long-term market or performance conditions over a specified period.  As of December 31, 2012, there were 834,626 shares available for future grant under the Plan.

Restricted share awards, share appreciation rights and options granted generally have multiple vesting dates.  The Company recognizes compensation cost for share-based awards on a straight-line basis over the requisite service period for the entire award.  Compensation cost charged to expense under all share-based incentive awards is presented below (in thousands):

	2012	2011	2010

Restricted shares and restricted share units	$18,557	$15,912	$13,379
Share appreciation rights	5,358	5,813	2,678
Share options	152	239	239
Performance-based awards	741	124	(718)
Total compensation cost	24,808	22,088	15,578
Less: Discontinued operations	-	(1,003)	(1,310)
Continuing operations	$24,808	$21,085	$14,268

As of December 31, 2012, unrecognized compensation cost related to nonvested share-based compensation arrangements totaled $29.0 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Shares – A restricted share represents an ordinary share subject to a vesting period that restricts its sale or transfer until the vesting period ends.  In general, the restricted shares vest and the restrictions lapse in one-third increments each year over a three-year service period, or in some cases, cliff vest at the end of a three-year service period.  The Company measures compensation based on the market price of the shares on the date of grant.  Restricted share activity for the year ended December 31, 2012, is summarized below:

	Number of Shares	Weighted-average grant-date fair value per share

Nonvested at January 1, 2012	878,489	$31.49
Granted	678,829	35.32
Vested	(503,055)	28.01
Forfeited	(22,229)	27.26
Nonvested at December 31, 2012	1,032,034	$35.80

The aggregate fair value of restricted shares that vested in 2012, 2011 and 2010 was $17.8 million, $17.5 million and $12.6 million, respectively, based on share prices on the vesting dates.

Employee Restricted Share Units – Restricted share units (RSUs) are rights to receive a specified number of ordinary shares or an equivalent value in cash.  RSUs granted to employees typically vest in one-third increments over a three-year service period or in some cases cliff vest at the end of three years and are settled at the time of vesting.  The Company measures compensation based on the market price of the underlying shares on the grant date.  The Company intends to settle employee RSUs in shares and has therefore accounted for the awards as equity awards.  Employee RSU activity for the year ended December 31, 2012, follows:

	Number of Shares	Weighted-average grant-date fair value per share

Nonvested at January 1, 2012	-	$-
Granted	25,236	34.78
Vested	(1,092)	35.47
Forfeited	-	-
Nonvested at December 31, 2012	24,144	$34.74

The aggregate fair value of employee RSUs that vested in 2012 was not material.

Non-employee Director Restricted Share Units – RSUs granted to nonemployee directors generally cliff vest at the earlier of the first anniversary of the grant date or the next annual meeting of shareholders following the grant date and are settled in either cash or shares at the discretion of the Compensation Committee determined at the time the director terminates service to the Board.  The Company accounts for RSUs granted to non-employee directors under the liability method of accounting.  Compensation is recognized over the service period initially based on the market price of the underlying shares on the grant date and is adjusted for changes in market value through the settlement date.  Non-employee director RSU activity for the year ended December 31, 2012, follows:

	Number of shares	Weighted-average grant-date fair value per share

Outstanding at January 1, 2012	207,971	$34.59
Granted	53,217	33.82
Settled	(43,072)	32.36
Outstanding at December 31, 2012	218,116	$32.71

Vested at December 31, 2012	164,899	$32.36

In 2012, the Company settled 43,072 non-employee director RSUs with a settlement date fair value of $1.4 million.  No RSUs were settled in either 2011 or 2010.

Performance-based Awards – The Committee may grant awards in which payment is contingent upon the achievement of certain market or performance-based conditions over a period of time specified by the Committee.  Payment of such awards may be in ordinary shares or in cash as determined by the Committee.

In March 2012 the Company granted to certain members of management performance units (P-Units) that have a target value of $100 per unit.  The amount ultimately earned with respect to the P-Units will depend on the Company’s total shareholder return (TSR) ranking compared to a group of peer companies over a three-year period ending December 31, 2014, and could range from zero to $200 per unit depending on performance.  Twenty-five percent of the P-Units’ value is determined by the Company’s relative TSR ranking for each one-year period ended December 31, 2012, 2013, and 2014, respectively, and 25% of the P-Units’ value is determined by the relative TSR ranking for the three-year period ended December 31, 2014.  Vesting of awards and any payment with respect to the P-Units would not occur until the third anniversary following the grant date.  Any employee who terminates employment with the Company prior to the third anniversary will not receive any payment with respect to P-Units unless approved by the Compensation Committee.  The Compensation Committee has determined that any amount earned with respect to P-Units granted in 2012 would be settled in cash.

The Company uses liability accounting to account for the P-Units due to the variable nature of the awards.  The Company has estimated the fair value of the P-Units using a Monte Carlo simulation model, which considers the probabilities of the Company’s TSR ranking at the end of each performance period, and the amount of the payout at each rank to determine the probability-weighted expected payout.  Compensation is recognized on a straight-line basis over three years from the grant date and is adjusted for changes in fair value through the vesting date.  In the event there is no payout of the P-Units for any 25% tranche as a result of not meeting the performance thresholds, any previously recognized expense relating to that tranche would be reversed at the end of the tranche’s performance period.  The estimated fair value of the P-Units at December 31, 2012, was $2.3 million, of which $0.7 million was recognized in long-term liabilities.

No performance-based awards vested in 2012.  The aggregate fair value of performance-based share awards granted in prior years that vested in 2011 and 2010 was $2.3 million and $0.6 million, respectively.

Share Appreciation Rights – Share appreciation rights (SARs) give the holder the right to receive ordinary shares at no cost to the employee, or cash at the discretion of the Committee, equal in value to the excess of the market price of a share on the date of exercise over the exercise price.  All SARs granted have exercise prices equal to the market price of the underlying shares on the date of grant.  SARs become exercisable in one-third annual increments over a three-year service period and expire ten years following the grant date.  The Company intends to settle the SAR awards in shares and has therefore accounted for the awards as equity awards.

Fair values of SARs granted were determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2012	2011	2010

Expected life in years	6.0	5.7	6.0
Risk-free interest rate	1.108%	2.269%	2.725%
Expected volatility	44.30%	49.16%	50.16%
Weighted-average grant-date per-share fair value	$15.28	$19.76	$14.00

SARs activity for the year ended December 31, 2012, is summarized below:

	Number of shares under SARs	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at January 1, 2012	1,188,435	$27.43
Granted	260,052	35.44
Exercised	(26,151)	20.02
Forfeited	(5,367)	35.47
Outstanding at December 31, 2012	1,416,969	$29.01	6.5	$7,174

Exercisable at December 31, 2012	876,442	$24.67	5.8	$6,933

The aggregate intrinsic value of SARs exercised in 2012 was $0.4 million. No SARs were exercised in 2011 or 2010.

Share Options – Share options granted to employees generally became exercisable in one-third or one-quarter annual increments over a three or four-year service period at a price generally equal to the market price of the Company’s common shares on the date of grant.  The Company has not granted any share options since 2008.  Unexercised options expire ten years after the grant date.

Share option activity for the year ended December 31, 2012, is summarized below:

	Number of shares under option	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at January 1, 2012	559,205	$23.26
Exercised	(27,908)	21.07
Forfeited or expired	(251)	23.18
Outstanding at December 31, 2012	531,046	$23.37	2.3	$4,331

Exercisable at December 31, 2012	531,046	$23.37	2.3	$4,331

The aggregate intrinsic value of options exercised was $0.3 million in 2012, $15.9 million in 2011 and $3.6 million in 2010.

Award modifications – In 2012 the Company accelerated the vesting of share-based awards and P-Units and extended the exercise period for vested options held by a retiring employee whose awards would otherwise have been forfeited upon retirement.  As a result of the modification, the Company recognized additional compensation expense in 2012 in the amount of $2.3 million, which is classified within material charges and other operating expenses in the Consolidated Statements of Income.  The Company valued the modified options assuming they are to be outstanding near or until such time as they expire.

In 2011 the Company adjusted the vesting period of outstanding share-based compensation awards to an employee effective on the date of his separation.  As a result of the modification, the Company recognized additional compensation expense totaling $2.0 million.

NOTE 9 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company provides defined-benefit pension, health care and life insurance benefits upon retirement for certain full-time employees.    Pension benefits are provided under the Rowan Pension Plan and the Restoration Plan of Rowan Companies, Inc. (the “Rowan SERP”), and health care and life insurance benefits are provided under the Retiree Life & Medical Supplemental Plan of Rowan Companies, Inc.

In connection with the Company’s 2011 sale of LeTourneau, the Company assumed sponsorship of the LeTourneau Technologies, Inc. Retirement Income Plan (the “LeTourneau RIP”) and the Pension Benefit Restoration Plan of LeTourneau Technologies, Inc (the “LeTourneau SERP”).  Effective January 1, 2013, the LeTourneau RIP and the LeTourneau SERP were merged into the Rowan Pension Plan and the Rowan SERP, respectively.  The plan mergers are reflected in the presentations below as though they occurred at December 31, 2012.  The effect of the mergers on the plan assumptions and obligations at December 31, 2012, were not material.

The following table presents the changes in benefit obligations and plan assets for the years ended December 31 and the funded status and weighted-average assumptions used to determine the benefit obligation at each year end (dollars in thousands):

	2012			2011
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total

Projected benefit obligations:
Balance, January 1	$690,351	$87,059	$777,410	$581,329	$82,527	$663,856
Interest cost	30,613	3,501	34,114	31,359	4,122	35,481
Service cost	10,742	1,660	12,402	11,882	2,011	13,893
Actuarial (gain) loss	53,273	(11,771)	41,502	86,200	6,757	92,957
Special termination benefits	-	-	-	104	396	500
Plan amendments	(963)	-	(963)	-	-	-
Plan settlements	(19,047)	-	(19,047)	-	-	-
Plan curtailments	-	-	-	4,690	(5,773)	(1,083)
Benefits paid	(31,614)	(3,810)	(35,424)	(25,213)	(2,981)	(28,194)
Balance, December 31	733,355	76,639	809,994	690,351	87,059	777,410

Plan assets:
Fair value, January 1	448,406	-	448,406	421,940	-	421,940
Actual return	54,632	-	54,632	(1,715)	-	(1,715)
Employer contributions	42,055	-	42,055	53,394	-	53,394
Plan settlements	(19,047)	-	(19,047)	-	-	-
Benefits paid	(31,614)	-	(31,614)	(25,213)	-	(25,213)
Fair value, December 31	494,432	-	494,432	448,406	-	448,406
Net benefit liabilities	$(238,923)	$(76,639)	$(315,562)	$(241,945)	$(87,059)	$(329,004)

Amounts recognized in Consolidated Balance Sheet:
Accrued liabilities	$(19,042)	$(4,350)	$(23,392)	$(50,554)	$(4,690)	$(55,244)
Other liabilities (long-term)	(219,881)	(72,289)	(292,170)	(191,391)	(82,369)	(273,760)
Net benefit liabilities	$(238,923)	$(76,639)	$(315,562)	$(241,945)	$(87,059)	$(329,004)

Accumulated contributions in excess of (less than) net periodic benefit cost	$99,554	$(74,990)	$24,564	$91,495	$(73,312)	$18,183

Amounts not yet reflected in net periodic benefit cost:
Actuarial loss	(371,452)	(1,827)	(373,279)	(370,098)	(13,599)	(383,697)
Transition obligation	-	-	-	-	(474)	(474)
Prior service credit	32,975	178	33,153	36,658	326	36,984
Total accumulated other comprehensive loss	(338,477)	(1,649)	(340,126)	(333,440)	(13,747)	(347,187)
Net benefit liabilities	$(238,923)	$(76,639)	$(315,562)	$(241,945)	$(87,059)	$(329,004)

Weighted-average assumptions:
Discount rate	4.17%	3.89%		4.56%	4.46%
Rate of compensation increase	4.15%			4.15%

The projected benefit obligations (PBO) for pension benefits in the preceding table reflect the actuarial present value of benefits accrued based on services rendered to date and include the estimated effect of future salary increases.  The accumulated benefit obligations (ABO), which are presented below for all plans in the aggregate at December 31, are based on services rendered to date, but exclude the effect of future salary increases (in thousands):

	2012	2011

Accumulated benefit obligation	$732,657	$690,148

Each of the Company’s pension plans has a benefit obligation that exceeds the fair value of plan assets.

The Company estimates the following amounts, which are classified in accumulated other comprehensive loss, a component of shareholders’ equity, will be recognized as net periodic benefit cost in 2013 (in thousands):

	Pension benefits	Other retirement benefits	Total

Actuarial loss	$27,478	$-	$27,478
Prior service cost (credit)	(4,736)	(147)	(4,883)
Total amortization	$22,742	$(147)	$22,595

In 2012 the LeTourneau RIP made lump sum payments totaling $19.0, which exceeded the threshold that required the recognition of a settlement loss in the amount of $8.7 million.  Such amount is classified within material charges and other operating expenses on the Consolidated Statements of Income.

In 2011 the Company recognized a pension curtailment gain of $12.0 million in connection with the sale of its land drilling division.  Such gain was recognized in net periodic pension cost and classified within discontinued operations.

The components of net periodic pension cost and the weighted-average assumptions used to determine net cost were as follows (dollars in thousands):

	2012	2011	2010

Service cost	$10,742	$11,882	$14,411
Interest cost	30,613	31,359	30,713
Expected return on plan assets	(36,958)	(34,008)	(30,640)
Recognized actuarial loss	25,504	21,515	19,393
Amortization of prior service cost	(4,647)	(6,001)	(6,677)
Curtailment (gain) loss recognized	-	(12,014)	-
Settlement loss recognized	8,742	-	-
Special termination benefit recognized	-	104	-
Net periodic pension cost	$33,996	$12,837	$27,200
Less: Discontinued operations	(402)	6,598	(12,765)
Continuing operations	$33,594	$19,435	$14,435

Discount rate	4.58%	5.36%	5.97%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.15%	4.15%	4.15%

The components of net periodic cost of other postretirement benefits and the weighted average discount rate used to determine net cost were as follows (dollars in thousands):

	2012	2011	2010

Service cost	$1,660	$2,011	$1,955
Interest cost	3,501	4,122	4,284
Recognized actuarial loss	-	233	64
Amortization of transition obligation	475	600	662
Amortization of prior service cost	(147)	(185)	(204)
Special termination benefit recognized	-	396	-
Curtailment loss recognized	-	102	-
Net periodic cost of other postretirement benefits	$5,489	$7,279	$6,761
Less: Discontinued operations	-	(1,618)	(2,390)
Continuing operations	$5,489	$5,661	$4,371

Discount rate	4.46%	5.14%	5.83%

The assumed health care cost trend rates used to measure the expected cost of retirement health benefits was 8.1% for 2013, gradually decreasing to 4.5% for 2029 and thereafter. A one-percentage-point change in the assumed health care cost trend rates would change the reported amounts as follows (in thousands):

	One-percentage-point change
	Increase	Decrease

Effect on total service and interest cost components for the year	$410	$(351)
Effect on postretirement benefit obligation at year-end	4,983	(4,276)

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

Target allocations among asset categories and the fair values of each category of plan assets as of December 31, 2012 and 2011, classified by level within the US GAAP fair value hierarchy is presented below.  The plans will periodically reallocate assets in accordance with the allocation targets, after giving consideration to the expected level of cash required to pay current benefits and plan expenses (dollars in thousands):

	Target range	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2012:
U.S. equities:	23% to 29%
S&P 500 stock index	18% to 24%	$108,306	$108,306	$-	$-
Small cap growth	0% to 5%	11,953	11,953	-	-
Small cap value	0% to 5%	12,891	12,891	-	-
Non-U.S. equities:	22% to 30%
MSCI World Index	17% to 25%	103,064	-	103,064	-
Non-US small cap	2% to 8%	23,984	-	23,984	-
Real estate equities	0% to 13%	37,899	-	37,899	-
Fixed income:	25% to 35%
Cash and equivalents	0% to 10%	14,719	1	14,718	-
Aggregate	10% to 20%	67,460	-	67,460	-
Core plus	10% to 20%	66,482	66,482	-	-
Other	0% to 26%	47,674	-	-	47,674
Total		$494,432	$199,633	$247,125	$47,674

December 31, 2011:
U.S. equities:	32.5% to 62.5%
S&P 500 stock index	22.5% to 52.5%	$168,910	$168,910	$-	$-
Small cap growth	0% to 10%	22,462	22,462	-	-
Small cap value	0% to 10%	20,425	20,425	-	-
Non-U.S. equities	10% to 30%	77,270	-	77,270	-
Real estate equities	0% to 10%	21,951	-	21,951	-
Fixed income:	22.5% to 32.5%
Cash and equivalents	0% to 10%	11,442	1	11,441	-
Aggregate	10% to 16%	64,703	-	64,703	-
Core plus	7.5% to 17.5%	61,243	61,243	-	-
Total		$448,406	$273,041	$175,365	$-

Assets in the U.S. equities category include investments in common and preferred stocks (and equivalents such as American Depository Receipts and convertible bonds) and may be held through separate accounts, commingled funds or an institutional mutual fund.  Assets in the non-U.S. equities category include investments in a broad range of international equity securities, including both developed and emerging markets, and may be held through a commingled or institutional mutual fund.  The real estate category includes investments in pooled funds whose objectives are diversified equity investments in income-producing properties.  Each pooled fund is intended to provide broad exposure to the real estate market by property type, geographic location and size and may invest internationally.  Securities in both the aggregate and “core plus” fixed income categories include U.S. government, corporate, mortgage- and asset-backed securities and Yankee bonds, and both categories target an average credit rating of “A” or better at all times.  Individual securities in the aggregate fixed income category must be investment grade or above at the time of purchase, whereas securities in the core plus category may have a rating of “B” or above.  Additionally, the core plus category may invest in non-U.S. securities.  Assets in the aggregate and core plus fixed income categories are held primarily through a commingled fund and an institutional mutual fund, respectively.  Assets in the “other” category are held through a commingled fund that invests in hedge funds. The hedge fund of funds is not actively traded and the Company is subject to redemption restrictions with regard to this investment.  The fair value of this Level 3 investment represents the fair value as determined by the hedge fund manager.

Set forth below is a summary of the changes in Level 3 plan assets (in thousands):

Balance at December 31, 2011	$-
Purchases	46,000
Investment returns	1,674
Balance at December 31, 2012	$47,674

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the plans’ other asset classes and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based upon the current asset allocation to develop the expected long-term rate of return on assets assumption for the plans, which was maintained at 8% at December 31, 2012, unchanged from December 31, 2011.

The Company currently expects to contribute approximately $19.0 million to its pension plans in 2013 and to directly pay other postretirement benefits of approximately $4.4 million, net of estimated Medicare subsidy receipts.

Estimated future annual payments for pension and other postretirement benefits, including those paid by the plans and directly by the Company, are presented below.  Such amounts are based on existing benefit formulas and include the effect of future service (in thousands):

	Pension benefits	Other postretirement benefits
Year ended December 31,
2013	$46,000	$4,670
2014	34,280	4,890
2015	36,140	5,240
2016	37,570	5,610
2017	38,270	5,830
2018 though 2022	214,300	27,050

The Company sponsors defined contribution plans covering substantially all employees.  Employer contributions to such plans are expensed as incurred and totaled $9.6 million in 2012, $8.0 million in 2011 and $6.1 million in 2010.

NOTE 10 – SHAREHOLDERS’ EQUITY

Limitation on Payments of Dividends

Restrictive provisions in the Company’s debt agreements require the Company to maintain a minimum level of shareholders’ equity equal to no less than the 100% of the book value of outstanding debt.  The payment of future dividends, if any, may only be paid at the discretion of the Board.  Factors which the Board may consider include the Company’s earnings, financial condition and cash requirements, opportunities for reinvesting earnings, and general business conditions, among other factors.  No dividends were paid by the Company in 2012, 2011 or 2010.

Share Repurchase Program

On July 25, 2012, the Board of Rowan UK, as successor issuer to Rowan Delaware, approved the continuation of Rowan Delaware’s $150 million share repurchase program, of which approximately $25 million remained available.  The Company did not acquire any shares under its share repurchase program in 2012.  Share repurchases may be commenced or suspended from time to time without prior notice.  Any shares acquired under the share repurchase program would be canceled.

NOTE 11 – INCOME TAXES

Rowan Delaware, our predecessor company, was domiciled in the U.S. and subject to a statutory rate of 35%.  As a result of our redomestication to the U.K. we are now subject to the U.K. statutory rate, which was 26% through March 31, 2012, and 24% for the remainder of the year.  We have computed our statutory tax rate for 2012 using a weighted average rate of

24.5%.  Income tax information for the years ended December 31, 2011 and 2010 set forth below is presented from the perspective of an enterprise domiciled in the U.S.

The significant components of income taxes attributable to continuing operations consisted of (in thousands):

	2012	2011	2010

Current:
Federal	$(69,934)	$(39,708)	$16,959
Foreign	23,931	15,368	32,402
State	100	566	(908)
Total current provision (benefit)	(45,903)	(23,774)	48,453
Deferred	26,074	18,115	43,481
Total provision (benefit)	$(19,829)	$(5,659)	$91,934

Differences between our provision for income taxes and the amount determined by applying our applicable statutory rate to income before income taxes are set forth below (dollars in thousands):

	2012	2011	2010

Statutory rate	24.5%	35%	35%
Tax at statutory rate	$44,950	$45,528	$125,837
Increase (decrease) due to:
Capitalized interest transactions	(39,204)	-	-
Foreign rate differential	(29,223)	(46,720)	(25,711)
Deferred intercompany gain/loss	(8,749)	(12,629)	-
Change in valuation allowance	2,806	-	-
Prior period adjustments	4,482	(1,398)	-
Unrecognized tax benefits	2,463	3,895	-
Excess compensation	1,432	1,447	-
Extraterritorial income exclusion	(45)	(522)	-
Domestic production activities	-	-	(6,372)
Other, net	1,259	4,740	(1,820)
Total provision	$(19,829)	$(5,659)	$91,934

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2012		2011
	Current	Noncurrent	Current	Noncurrent

Deferred tax assets:
Accrued employee benefit plan costs	$27,011	$118,961	$26,519	$72,467
U.S. net operating loss	-	30,623	-	64,495
U.K. net operating loss	-	7,889	-	14,722
Other	5,567	21,154	4,874	10,861
Total deferred tax assets	32,578	178,627	31,393	162,545
Less: valuation allowance	-	(17,528)	-	(14,722)
Deferred tax assets, net of valuation allowance	32,578	161,099	31,393	147,823

Deferred tax liabilities:
Property, plant and equipment	-	590,334	-	615,319
Other	5,950	44,637	4,370	8,947
Total deferred tax liabilities	5,950	634,971	4,370	624,266
Net deferred tax asset (liability)	$26,628	$(473,872)	$27,023	$(476,443)

At December 31, 2012, the Company had approximately $51.8 million of net operating loss carryforwards (NOLs) in the U.S. expiring in 2028 and 2029; $35.7 million of NOLs in the U.S. attributable to the Company’s foreign subsidiaries expiring in 2032 and which was subject to a full valuation allowance at December 31, 2012; and $33.9 million of non-expiring NOLs in the U.K.  In addition, at December 31, 2012, the Company had $3.8 million of non-expiring NOLs in other foreign jurisdictions, of which $2.3 million was subject to a valuation allowance.  During 2012, the Company released a valuation allowance against the U.K. NOLs, which totaled $55.6 million at December 31, 2011.  Management has determined that no other valuation allowances were necessary at December 31, 2012, as anticipated future tax benefits relating to all recognized deferred income tax assets are expected to be fully realized when measured against a more likely than not standard.

The Company has not provided deferred income taxes on undistributed earnings of the Company’s non-U.K. subsidiaries, including Rowan Delaware and Rowan Delaware’s non-U.S. subsidiaries.  It is the Company’s policy and intention to permanently reinvest earnings of the non-U.S. subsidiaries of Rowan Delaware outside the U.S.  The earnings of non-U.K. subsidiaries that are not subsidiaries of Rowan Delaware can be distributed to Rowan UK without the imposition of either U.K. or local country tax.

As of December 31, 2012, unremitted earnings of Rowan Delaware were approximately $2,453 million, and unremitted earnings of Rowan Delaware’s non-U.S. subsidiaries were approximately $400 million.  Should the non-U.S. subsidiaries of Rowan Delaware make a distribution from these earnings, we may be subject to additional U.S. income taxes.  It is not practicable to estimate the amount of deferred tax liability related to the undistributed earnings, and Rowan Delaware has no plan to distribute earnings in a manner that would cause those earnings to be subject to U.S., U.K. or other local country taxation.

At December 31, 2012, 2011 and 2010, we had $58.9 million, $55.3 million and $51.0 million, respectively, of net unrecognized tax benefits attributable to continuing operations, all of which would reduce the Company’s income tax provision if recognized.   The Company does not expect to recognize significant increases or decreases in unrecognized tax benefits during the next twelve months.

The following table sets forth the changes in the Company’s gross unrecognized tax benefits during the years ended December 31 (in thousands):

	2012	2011	2010

Gross unrecognized tax benefits - beginning of year	$55,300	$51,000	$54,200
Gross increases - tax positions in prior period	700	4,300	-
Gross decreases - tax positions in prior period	-	-	(1,300)
Gross increases - current period tax positions	2,900	-	-
Settlements	-	-	-
Lapse of statute of limitations	-	-	(1,900)
Gross unrecognized tax benefit - end of year	$58,900	$55,300	$51,000

Interest and penalties relating to income taxes are included in other income and expense.  At December 31, 2012, 2011 and 2010, accrued interest was $2.5 million, $2.1 million and $0.9 million, respectively, and accrued penalties were $1.4 million, $1.1 million and $0.6 million, respectively.  To the extent accrued interest and penalties relating to uncertain tax positions are not actually assessed, such accruals will be reversed in the year of the resolution.

The Company’s U.S. federal tax returns for 2006 through 2008 are currently under audit by the Internal Revenue Service (IRS), and 2002 and later years remain subject to examination.  Various state tax returns for 2005 and subsequent years remain open for examination.  In the Company’s non-U.S. tax jurisdictions, returns for 2006 and subsequent years remain open for examination.  We are undergoing other routine tax examinations in various U.S. and non-US. taxing jurisdictions in which the Company has operated.  These examinations cover various tax years and are in various stages of finalization. The Company believes that any income taxes ultimately assessed by any taxing authorities will not materially exceed amounts for which the Company has already provided.

In 2009, the Company recognized a $25.4 million tax benefit as a result of applying the facts of a third-party tax case to the Company’s situation.  That case provided a more favorable tax treatment for certain non-U.S. contracts entered into in prior years.  This position is currently under audit and is initially being challenged by the IRS field agents.  We have appealed their findings and expect to come to a conclusion within the next twelve months.  The Company plans to vigorously defend its position and continues to believe it is more likely than not that the Company will prevail. The Company has deferred recognition of a remaining $49.2 million estimated benefit in accordance with the accounting guidelines for income tax uncertainties.  As of December 31, 2012, the Company had recognized a $46.6 million long-term receivable, which is included in other assets on the Consolidated Balance Sheet, and a long-term liability of approximately $48.7 million, in connection with its tax position.

Income (loss) from continuing operations before income taxes consisted of the following (in thousands):

	2012	2011	2010

U.S.	$9,800	$(1,200)	$260,300
Non-U.S.	173,700	131,300	118,700

NOTE 12 – GEOGRAPHIC AREA INFORMATION

The classifications of revenues and assets among geographic areas in the tables which follow were determined based on the physical location of assets.  Because the Company’s offshore drilling rigs are mobile, classifications by area are dependent on the rigs’ location at the time revenues are earned, and may vary from one period to the next.

Revenues by geographic area are set forth below (in thousands):

	2012	2011	2010

United Kingdom	$385,174	$230,638	$99,111
Saudi Arabia	376,406	204,086	207,131
United States	209,296	264,255	287,579
Norway	131,251	73,829	80,717
Trinidad	98,764	56,682	-
Malaysia	88,960	6,776	-
Vietnam	37,346	9,901	-
Qatar	26,298	59,824	78,819
Egypt	25,435	5,261	71,811
Indonesia	13,677	-	-
Mexico	-	27,977	45,633
Canada	-	-	78,361
Angola	-	-	68,543
Consolidated revenues	$1,392,607	$939,229	$1,017,705

Long-lived assets by geographic area at December 31 are set forth below (in thousands):

	2012	2011	2010

United Kingdom	$1,555,324	$1,562,942	$822,335
Saudi Arabia	1,103,220	1,078,663	743,002
United States	903,823	1,234,233	1,044,315
Rigs under construction	756,245	711,558	937,609
Norway	495,518	501,447	202,773
Malaysia	447,949	45,039	-
Trinidad	250,765	258,749	204,432
Egypt	220,897	-	200,551
Indonesia	184,706	-	-
Qatar	153,282	87,781	91,735
Vietnam	-	198,205	-
Mexico	-	-	54,307
Canada	-	-	43,463
Other	-	96	-
Consolidated long-lived assets	$6,071,729	$5,678,713	$4,344,522

NOTE 13 – MATERIAL CHARGES AND OTHER OPERATING EXPENSES

Operating expenses in 2012 included $13.8 million of legal and consulting fees incurred in connection with the Company’s redomestication, $12.0 million of repair costs for the EXL I following its collision with a tanker, $8.7 million of pension settlement costs in connection with lump sum pension payments to employees of the Company’s former manufacturing subsidiary, $8.1 million of noncash asset impairment charges, $2.3 million of incremental noncash share-based compensation cost in connection with the retirement of an employee, partially offset by a $4.7 million gain for cash received in connection with the settlement of a 2005 dispute with a customer.

Operating expenses in 2011 included a $6.1 million charge for the settlement of litigation with Textron relating to the loss of the Rowan Halifax in 2005 and $4.9 million of incremental noncash and cash compensation cost in connection with the separation of an employee.

Operating expenses in 2010 included a $5.3 million charge for the cost of terminating the Company’s agency agreement in Mexico.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Noncash investing and financing activities excluded from the Consolidated Statements of Cash Flows and other supplemental cash flow information follows (in thousands):

	2012	2011	2010

Accrued but unpaid additions to property and equipment at December 31	$41,754	$66,764	$40,345
Value of common stock issued in exchange for SKDP shares	-	-	337,907
Cash interest payments in excess of interest capitalized	44,579	14,802	23,596
Cash income tax payments, net of refunds	13,150	276,839	98,979

NOTE 15 – GUARANTEES OF REGISTERED SECURITIES

On May 4, 2012, the effective date of the Company’s redomestication (the “redomestication date”), Rowan UK and its 100%-owned subsidiary, Rowan Delaware, entered into the third supplemental indenture to the indenture dated as of July 21, 2009, as amended and supplemented, among Rowan UK, Rowan Delaware and U.S. Bank National Association, as trustee, providing for, among other things, the full, unconditional and irrevocable guarantee by Rowan UK of the prompt payment, when due, of any amount owed by Rowan Delaware under its 5% Senior Notes due 2017 and 7.875% Senior Notes due 2019.

On May 21, 2012, Rowan UK and Rowan Delaware entered into the fourth supplemental indenture to the indenture dated as of July 21, 2009, as amended and supplemented, among Rowan UK, Rowan Delaware and U.S. Bank National Association, as trustee, providing for, among other things, the full, unconditional and irrevocable guarantee by Rowan UK of the prompt payment, when due, of any amount owed by Rowan Delaware under its 4.875% Senior Notes due 2022.

On December 11, 2012, Rowan UK and Rowan Delaware entered into the fifth supplemental indenture to the indenture dated as of July 21, 2009, as amended and supplemented, among Rowan UK, Rowan Delaware and U.S. Bank National Association, as trustee, providing for, among other things, the full, unconditional and irrevocable guarantee by Rowan UK of the prompt payment, when due, of any amount owed by Rowan Delaware under its 5.4% Senior Notes due 2042 (Rowan Delaware’s 5% Senior Notes due 2017, 7.875% Senior Notes due 2019, 4.875% Senior Notes due 2022 and 5.4% Senior Notes due 2042 together, the “Senior Notes”).

The following condensed consolidating financial information is presented on the equity method of accounting in accordance with Rule 3-10 of Regulation S-X in connection with Rowan UK’s guarantee of the Senior Notes.

Prior to the redomestication, Rowan Delaware was the parent of the Rowan group of companies, including Rowan UK, which was formed in November 2011.  Effective on the redomestication date, Rowan UK became the parent and guarantor of Rowan Delaware’s Senior Notes that were outstanding at the time.  In accordance with the accounting guidance for a merger of entities under common control, the financial information which follows is presented as though Rowan UK were the parent of the Rowan group of companies for all periods presented.

Financial information for 2011 has been recast for the effects of an internal reorganization in 2012.

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2012
(in thousands)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$58,628	$228,085	$737,295	$-	$1,024,008
Receivables - trade and other	107	95,386	328,346	-	423,839
Other current assets	293	46,614	34,842	-	81,749
Assets of discontinued operations	-	22,954	-	-	22,954
Total current assets	59,028	393,039	1,100,483	-	1,552,550

Property, plant and equipment - gross	-	1,311,987	6,349,106	-	7,661,093
Less accumulated depreciation and amortization	-	487,147	1,102,217	-	1,589,364
Property, plant and equipment - net	-	824,840	5,246,889	-	6,071,729

Investments in subsidiaries	4,562,016	1,355,968	-	(5,917,984)	-
Due from affiliates	-	4,524,480	391,008	(4,915,488)	-
Other assets	-	37,787	37,421	-	75,208

	$4,621,044	$7,136,114	$6,775,801	$(10,833,472)	$7,699,487

CURRENT LIABILITIES:
Accounts payable - trade	$1,277	$23,210	$58,517	$-	$83,004
Deferred revenues	-	-	52,340	-	52,340
Accrued liabilities	-	73,443	64,052	-	137,495
Liabilities of discontinued operations	-	21,255	-	-	21,255
Total current liabilities	1,277	117,908	174,909	-	294,094

Long-term debt - less current maturities	-	2,009,598	-	-	2,009,598
Due to affiliates	88,043	-	4,827,445	(4,915,488)	-
Other liabilities	-	323,778	66,421	-	390,199
Deferred income taxes - net	-	122,814	351,058	-	473,872
Shareholders' equity	4,531,724	4,562,016	1,355,968	(5,917,984)	4,531,724

	$4,621,044	$7,136,114	$6,775,801	$(10,833,472)	$7,699,487

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2011 (in thousands)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$21,472	$184,677	$232,704	$-	$438,853
Receivables - trade and other	-	33,380	250,212	-	283,592
Other current assets	-	46,137	25,472	-	71,609
Assets of discontinued operations	-	27,661	-	-	27,661
Total current assets	21,472	291,855	508,388	-	821,715

Property, plant and equipment - gross	-	1,290,526	5,738,796	-	7,029,322
Less accumulated depreciation and amortization	-	441,949	908,660	-	1,350,609
Property, plant and equipment - net	-	848,577	4,830,136	-	5,678,713

Investments in subsidiaries	4,306,396	1,101,982	-	(5,408,378)	-
Due from affiliates	-	3,732,488	333,357	(4,065,845)	-
Other assets	-	30,581	66,836	-	97,417

	$4,327,868	$6,005,483	$5,738,717	$(9,474,223)	$6,597,845

CURRENT LIABILITIES:
Current maturities of long-term debt	$-	$22,464	$22,559	$-	$45,023
Accounts payable - trade	730	43,091	67,261	-	111,082
Deferred revenues	-	-	36,220	-	36,220
Accrued liabilities	-	102,785	28,256	-	131,041
Liabilities of discontinued operations	-	25,005	-	-	25,005
Total current liabilities	730	193,345	154,296	-	348,371

Long-term debt - less current maturities	-	1,073,887	15,448	-	1,089,335
Due to affiliates	1,151	-	4,064,694	(4,065,845)	-
Other liabilities	-	303,117	54,592	-	357,709
Deferred income taxes - net	-	128,738	347,705	-	476,443
Shareholders' equity	4,325,987	4,306,396	1,101,982	(5,408,378)	4,325,987

	$4,327,868	$6,005,483	$5,738,717	$(9,474,223)	$6,597,845

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Year ended December 31, 2012
(in thousands)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$-	$133,346	$1,362,955	$(103,694)	$1,392,607

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	-	35,057	820,810	(103,694)	752,173
Depreciation and amortization	-	50,377	197,523	-	247,900
Selling, general and administrative	17,508	14,686	67,518	-	99,712
Loss (gain) on disposals of property and equipment	-	(572)	(1,930)	-	(2,502)
Material charges and other operating expenses	13,835	14,476	11,961	-	40,272
Total costs and expenses	31,343	114,024	1,095,882	(103,694)	1,137,555

INCOME (LOSS) FROM OPERATIONS	(31,343)	19,322	267,073	-	255,052

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	-	(50,513)	(279)	75	(50,717)
Interest income	74	362	384	(75)	745
Loss on debt extinguishment	-	(21,603)	(620)	-	(22,223)
Other - net	4,920	(5,065)	758	-	613
Total other income (expense) - net	4,994	(76,819)	243	-	(71,582)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(26,349)	(57,497)	267,316	-	183,470
(Benefit) provision for income taxes	-	(77,681)	57,852	-	(19,829)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(26,349)	20,184	209,464	-	203,299

DISCONTINUED OPERATIONS, NET OF TAX	-	(22,697)	-	-	(22,697)

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	206,951	98,884	-	(305,835)	-

NET INCOME	$180,602	$96,371	$209,464	$(305,835)	$180,602

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Year ended December 31, 2011
(in thousands)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$-	$128,561	$925,238	$(114,570)	$939,229

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	-	76,869	545,767	(114,570)	508,066
Depreciation and amortization	-	58,874	125,029	-	183,903
Selling, general and administrative	2,161	22,598	63,519	-	88,278
Loss (gain) on disposals of property and equipment	-	(157)	(1,420)	-	(1,577)
Material charges and other operating expenses	-	10,976	-	-	10,976
Total costs and expenses	2,161	169,160	732,895	(114,570)	789,646

INCOME (LOSS) FROM OPERATIONS	(2,161)	(40,599)	192,343	-	149,583

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	-	(19,560)	(3,162)	2,651	(20,071)
Interest income	1	3,110	270	(2,651)	730
Other - net	-	640	(802)	-	(162)
Total other income (expense) - net	1	(15,810)	(3,694)	-	(19,503)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(2,160)	(56,409)	188,649	-	130,080
(Benefit) provision for income taxes	-	(22,501)	16,842	-	(5,659)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,160)	(33,908)	171,807	-	135,739

DISCONTINUED OPERATIONS, NET OF TAX	-	585,926	15,176	-	601,102

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	739,001	179,168	-	(918,169)	-

NET INCOME	$736,841	$731,186	$186,983	$(918,169)	$736,841

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

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income
Year ended December 31, 2012
(in thousands)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$180,602	$96,371	$209,464	$(305,835)	$180,602

Other comprehensive income, net of tax:
Pension and other postretirement benefit adjustments, net of income taxes
Net loss arising during the period	(15,488)	(15,488)	-	15,488	(15,488)
Prior service credit arising during the period	626	626	-	(626)	626
Amortization of net loss	22,259	22,259	-	(22,259)	22,259
Amortization of transition obligation	308	308	-	(308)	308
Amortization of prior service credit	(3,116)	(3,116)	-	3,116	(3,116)

OTHER COMPREHENSIVE INCOME	4,589	4,589	-	(4,589)	4,589

COMPREHENSIVE INCOME	$185,191	$100,960	$209,464	$(310,424)	$185,191

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income
Year ended December 31, 2011
(in thousands)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$736,841	$731,186	$186,983	$(918,169)	$736,841

Other comprehensive income, net of tax:
Pension and other postretirement benefit adjustments, net of income taxes
Net loss arising during the period	(79,888)	(79,888)	-	79,888	(79,888)
Amortization of net loss	14,135	14,135	-	(14,135)	14,135
Amortization of transition obligation	552	552	-	(552)	552
Amortization of prior service credit	(14,975)	(14,975)	-	14,975	(14,975)

OTHER COMPREHENSIVE INCOME	(80,176)	(80,176)	-	80,176	(80,176)

COMPREHENSIVE INCOME	$656,665	$651,010	$186,983	$(837,993)	$656,665

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income
Year ended December 31, 2010
(in thousands)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$279,995	$279,995	$290,551	$(570,546)	$279,995

Other comprehensive income, net of tax:
Pension and other postretirement benefit adjustments, net of income taxes
Net loss arising during the period	(3,779)	(3,779)	-	3,779	(3,779)
Amortization of net loss	12,648	12,648	-	(12,648)	12,648
Amortization of transition obligation	430	430	-	(430)	430
Amortization of prior service credit	(4,473)	(4,473)	-	4,473	(4,473)

OTHER COMPREHENSIVE INCOME	4,826	4,826	-	(4,826)	4,826

COMPREHENSIVE INCOME	$284,821	$284,821	$290,551	$(575,372)	$284,821

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2012
(in thousands)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES	$33,797	$94,628	$406,149	$(140,865)	$393,709

INVESTING ACTIVITIES:
Property, plant and equipment additions	-	(94,009)	(591,247)	-	(685,256)
Proceeds from disposals of property, plant and equipment	-	6,406	4,094	-	10,500
Investments in consolidated subsidiaries	-	(256,160)	-	256,160	-

Net cash used in investing activities	-	(343,763)	(587,153)	256,160	(674,756)

FINANCING ACTIVITES:
Repayments of borrowings	-	(200,446)	(38,007)	-	(238,453)
Advances (to) from affiliates	3,359	(611,666)	608,307	-	-
Contributions from parent	-	-	256,160	(256,160)	-
Proceeds from borrowings	-	1,104,929	-	-	1,104,929
Debt issue costs	-	(2,026)	-	-	(2,026)
Dividends paid to affiliates	-	-	(140,865)	140,865	-
Proceeds from exercise of employee share options	-	588	-	-	588
Excess tax benefits from share-based compensation	-	1,164	-	-	1,164

Net cash provided by (used in) financing activities	3,359	292,543	685,595	(115,295)	866,202

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,156	43,408	504,591	-	585,155
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,472	184,677	232,704	-	438,853

CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,628	$228,085	$737,295	$-	$1,024,008

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2011
(in thousands)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,430)	$(235,989)	$332,098	$-	$94,679

INVESTING ACTIVITIES:
Property, plant and equipment additions	-	(125,481)	(1,392,193)	-	(1,517,674)
Proceeds from disposals of property, plant and equipment	-	613	5,121	-	5,734
Proceeds from sales of manufacturing and land drilling operations, net	-	1,555,480	-	-	1,555,480
Change in restricted cash balance	-	-	15,265	-	15,265
Investments in consolidated subsidiaries	-	(881,450)	-	881,450	-

Net cash provided by (used in) investing activities	-	549,162	(1,371,807)	881,450	58,805

FINANCING ACTIVITES:
Repayments of borrowings	-	(22,464)	(29,702)	-	(52,166)
Advances (to) from affiliates	22,902	(260,380)	237,478	-	-
Contributions from parent	-	-	881,450	(881,450)	-
Payments to acquire treasury stock	-	(125,013)	-	-	(125,013)
Proceeds from exercise of employee share options	-	19,941	-	-	19,941
Excess tax benefits from share-based compensation	-	4,359	769	-	5,128

Net cash provided by (used in) financing activities	22,902	(383,557)	1,089,995	(881,450)	(152,110)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,472	(70,384)	50,286	-	1,374
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	255,061	182,418	-	437,479

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,472	$184,677	$232,704	$-	$438,853

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2010
(in thousands)

	Rowan UK (Parent)	Rowan Delaware (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$15,613	$492,549	$-	$508,162

INVESTING ACTIVITIES:
Property, plant and equipment additions	-	(72,496)	(418,064)	-	(490,560)
Proceeds from disposals of property, plant and equipment	-	807	2,460	-	3,267
Change in restricted cash balance	-	-	(15,265)	-	(15,265)
Cash acquired from SKDP transaction, net	-	(17,681)	-	-	(17,681)
Investments in consolidated subsidiaries	-	(965,864)	-	965,864	-

Net cash used in investing activities	-	(1,055,234)	(430,869)	965,864	(520,239)

FINANCING ACTIVITES:
Repayments of borrowings	-	(594,013)	-	-	(594,013)
Advances (to) from affiliates	-	845,782	(845,782)	-	-
Contributions from parent	-	-	965,864	(965,864)	-
Proceeds from borrowings - net of issue costs	-	395,517	-	-	395,517
Proceeds from exercise of employee share options	-	7,959	-	-	7,959
Excess tax benefits from share-based compensation	-	412	-	-	412

Net cash provided by (used in) financing activities	-	655,657	120,082	(965,864)	(190,125)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(383,964)	181,762	-	(202,202)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	639,025	656	-	639,681

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$255,061	$182,418	$-	$437,479

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for each full quarter within the two most recent fiscal years follows (in thousands except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2012:
Revenues	$333,477	$351,018	$353,910	$354,202
Income from operations	64,801	70,413	59,336	60,502
Net income from continuing operations	55,499	50,848	26,415	70,537
Discontinued operations, net of tax	(5,982)	(1,413)	1,164	(16,466)
Net income	49,517	49,435	27,579	54,071

Basic earnings per share:
Continuing operations	$0.45	$0.41	$0.21	$0.57
Discontinued operations	(0.05)	(0.01)	0.01	(0.13)
Net income	0.40	0.40	0.22	0.44

Diluted earnings per share:
Continuing operations	$0.45	$0.41	$0.21	$0.57
Discontinued operations	(0.05)	(0.01)	0.01	(0.13)
Net income	0.40	0.40	0.22	0.44

2011:
Revenues	$205,966	$223,497	$234,698	$275,068
Income from operations	35,755	51,735	31,962	30,131
Net income from continuing operations	26,795	44,403	31,424	33,117
Discontinued operations, net of tax	5,277	421,456	162,385	11,984
Net income	32,072	465,859	193,809	45,101

Basic earnings per share:
Continuing operations	$0.21	$0.35	$0.25	$0.27
Discontinued operations	0.05	3.34	1.30	0.09
Net income	0.26	3.69	1.55	0.36

Diluted earnings per share:
Continuing operations	$0.21	$0.35	$0.25	$0.27
Discontinued operations	0.04	3.30	1.28	0.09
Net income	0.25	3.65	1.53	0.36

The sum of the per-share amounts for the quarters may not equal the per-share amounts for the full year due to differences in the computation of weighted average shares for the quarters and full year.

Income from continuing operations in each quarter of 2012 included the following:  First quarter – $2.9 million of noncash impairment charges to the carrying value of steel and $1.7 million of legal, consulting and other expenses in connection with the Company’s redomestication; Second quarter – $8.1 million of redomestication expenses; Third quarter – $8.9 million of repair costs for the EXL I, $5.1 million of pension settlement costs, $2.3 million of incremental noncash share-based compensation expense in connection with a retiring employee and $1.9 million of redomestication expenses; Fourth quarter – $5.2 million of noncash asset impairment charges, $3.6 million of pension settlement costs, $3.1 million of repair costs for the EXL I, $2.1 million of redomestication expenses, partially offset by a $4.7 million gain for cash received in connection with the settlement of a 2005 dispute with a customer.

Income from continuing operations in the second quarter of 2011 included a $6.1 million pretax charge for the settlement of litigation with Textron relating to the loss of the Rowan Halifax in 2005.  Income from operations in the fourth quarter of 2011 included $3.5 million pretax noncash compensation cost in connection with the separation of an employee.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

Our management’s assessment is that the Company did maintain effective ICFR as of December 31, 2012, within the context of the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and that the Company did not have a material change in ICFR during the fourth quarter of 2012.

See “Management’s Report on Internal Control over Financial Reporting” included in Item 8 of this Form 10-K.

ITEM 9B.  OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our proxy statement for the 2013 annual general meeting of shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the caption “Election of Directors.”  Such information is incorporated herein by reference.

Information concerning our executive officers appears in Part I under the caption “Executive Officers of the Registrant” of this Form 10-K.

Information concerning our Audit Committee will appear in our proxy statement for the 2013 annual general meeting of shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the caption “Committees of the Board of Directors.”  Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in our proxy statement for the 2013 annual general meeting of shareholders, to be filed pursuant to Regulation 14A of the Exchange Act (Regulation 14A) on or before April 30, 2013, under the caption “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance.”  Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning director and executive compensation will appear in our proxy statement for the 2013 annual general meeting of shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the captions “Director Compensation and Attendance,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” and “Executive Compensation.” Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of management will appear in our proxy statement for the 2013 annual general meeting of shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the caption “Security Ownership of Certain Beneficial Owners and Management.”  Such information is incorporated herein by reference.

The business address of all directors is the principal executive offices of the Company as set forth on the cover page of this Form 10-K.

Equity Compensation Plan Information

The following table provides information about our ordinary shares that may be issued under equity compensation plans as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	780,650	$21.92	834,626
Equity compensation plans not approved by security holders	-	-	-
Total	780,650	$21.92	834,626

(1)			The number of securities to be issued includes (i) 531,046 options and 249,604 shares issuable under outstanding SARs (see note (2) below).

(2)
The weighted-average exercise price in column (b) is based on (i) 531,046 shares under outstanding options with a weighted average exercise price of $23.37 per share, and (ii) 249,604 shares of stock that would be issuable in connection with 1,416,969 stock appreciation rights (SARs) outstanding at December 31, 2012.  The number of shares issuable under SARs is equal in value to the excess of the Company’s share price on the date of exercise over the exercise price. The number of shares issuable under SARs included in column (a) was based on a December 31, 2012 closing stock price of $31.27 and a weighted-average exercise price of $29.01 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning director and executive related party transactions will appear in our proxy statement for the 2013 annual general meeting of shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, within the section and under the captions “Director Independence” and “Related Party Transactions.”  Such information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services will appear in our proxy statement for the 2013 annual general meeting of shareholders, to be filed pursuant to Regulation 14A no later than April 30, 2013, in the last paragraph under the caption “Fees of Audit Firm.” Such information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements

See Item 8, “Financial Statements and Supplementary Data,” beginning on page 39 of this Form 10-K for a list of financial statements filed as a part of this report.

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

(3) Exhibits

Unless otherwise indicated below as being incorporated by reference to another filing of the Company with the Securities and Exchange Commission, each of the following exhibits is filed herewith:

2.1
Agreement and Plan of Merger and Reorganization by and between Rowan Companies, Inc. and Rowan Mergeco, LLC dated February 27, 2012, incorporated by reference to Annex A of the Registration Statement on Form S-4 filed by Rowan Companies Limited (now Rowan Companies plc) on February 28, 2012 with the Securities and Exchange Commission (File No. 1-5491).

2.2
Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated April 12, 2012, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 12, 2012 (File No. 1-5491).

3.1	Articles of Association of the Company, incorporated by reference to Exhibit 3.1 of Rowan Companies, Inc.’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).
4.1	Form of Share Certificate for the Company, incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).
4.2
Indenture for Senior Debt Securities dated as of July 21, 2009, between Rowan Companies, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 21, 2009 (File No. 1-5491).

4.3
First Supplemental Indenture dated as of July 21, 2009, between Rowan Companies, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated July 21, 2009 (File No. 1-5491).

4.4
Second Supplemental Indenture dated as of August 30, 2010, between Rowan Companies, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 30, 2010 (File No. 1-5491).

4.5	Form of 7.875% Senior Note due 2019, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 21, 2009 (File No. 1-5491).
4.6	Form of 5% Senior Note due 2017, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 30, 2010 (File No. 1-5491).
4.7
Third Supplemental Indenture dated as of May 4, 2012, among Rowan Companies, Inc., the Company and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).

4.8
Fourth Supplemental Indenture dated as of May 21, 2012, among Rowan Companies, Inc., the Company and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 21, 2012 (File No. 1-5491).

4.9	Form of 4.875% Senior Note due 2022, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 21, 2012 (File No. 1-5491).
4.10
Fifth Supplemental Indenture dated as of December 11, 2012, among Rowan Companies, Inc., the Company and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.3 to the Company’s Current Report of Form 8-K filed on December 11, 2012 (File No. 1-5491).

4.11	Form of 5.4% Senior Note due 2042, incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 11, 2012 (File No. 1-5491).
* 10.1
Restated 1988 Nonqualified Stock Option Plan, incorporated by reference to Appendix C to the Proxy Statement dated March 20, 2002 (File No. 1-5491) and Form of Stock Option Agreement related thereto, incorporated by reference to Exhibit 10a to Form 10-K for the year ended December 31, 2004 (File No. 1-5491).

*10.2
1998 Nonemployee Director Stock Option Plan, incorporated by reference to Exhibit 10b of Form 10-Q for the quarterly period ended March 31, 1998 (File No. 1-5491) and Form of Stock Option Agreement related thereto, incorporated by reference to Exhibit 10b to Form 10-K for the year ended December 31, 2004 (File No. 1-5491).

*10.3
Form of 2009 Stock Appreciation Right Agreement, Form of 2009 Restricted Stock Agreement, and Form of Non-Employee Director 2009 Restricted Stock Unit Agreement related thereto, incorporated by reference to Exhibits 10.2, 10.3 and 10.4, respectively, to Form 10-Q for the quarterly period ended June 30, 2009 (File No. 1-5491).

10.4
Participation Agreement dated December 1, 1984 between Rowan Companies, Inc. and Textron Financial Corporation et al. and Bareboat Charter dated December 1, 1984 between Rowan Companies, Inc. and Textron Financial Corporation et al., incorporated by reference to Exhibit 10c to Form 10-K for the year ended December 31, 1985 (File No. 1-5491).

10.5
Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1984 between Rowan Companies, Inc. and Textron Financial Corporation et al, incorporated by reference to Exhibit 10j to Form 10-K for the year ended December 31, 1999 (File No. 1-5491).

10.6	Memorandum Agreement dated January 26, 2006 between Rowan Companies, Inc. and C. R. Palmer, incorporated by reference to Exhibit 10jj to Form 10-K for year ended December 31, 2005 (File No. 1-5491).
*10.7
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

*10.8	Change in Control Agreement and Change in Control Supplement, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed December 21, 2007 (File 1-5491).
10.9
Form of Indemnification Agreement between Rowan Companies, Inc. and each of its directors and certain officers, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 2, 2009 (File No. 1-5491).

*10.10	Restoration Plan of Rowan Companies, Inc. (As Restated Effective July 1, 2009), incorporated by reference to Exhibit 10.43 to Form 10-K for the year ended December 31, 2009 (File No. 1-5491).
10.11
Share Purchase Agreement dated July 1, 2010, among Rowan Companies, Inc., Skeie Technology AS, Skeie Tech Invest AS and Wideluck Enterprises Limited and Pre-Acceptance Letters from Skeie Holding AS and Trafalgar AS, each relating to the purchase of shares of common stock of Skeie Drilling & Production ASA, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 19, 2010 (File No. 1-5491).

10.12
Credit Agreement dated September 16, 2010, among Rowan Companies, Inc., as Borrower, the Lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender and Citibank, N.A., DnB Nor Bank ASA and Royal Bank of Canada, as Co-Syndication Agents, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 16, 2010 (File No. 1-5491).

*10.13
Form of 2011 Stock Appreciation Right Notice, Form of 2011 Restricted Stock Notice, and Form of 2011 Non-Employee Director Restricted Stock Unit Notice, incorporated by reference to Exhibit 10.37 of the Company’s Form 10-K  for the year ended December 31, 2011 (File No. 1-5491).

10.14
Amendment No. 1 and Consent dated June 30, 2011, among Rowan Companies, Inc., as Borrower, the Lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender and Citibank, N.A., DnB Nor Bank ASA and Royal Bank of Canada, as Co-Syndication Agents, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarterly period ended June 30, 2011 (File No. 1-5491).

10.15
Stock Purchase Agreement dated May 13, 2011, between Rowan Companies, Inc., as seller, and Joy Global Inc., as buyer, relating to the sale of all the outstanding equity interests in LeTourneau Technologies, Inc., a wholly owned subsidiary of the Company, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 18, 2011 (File No. 1-5491).

10.16
Purchase and sale agreement dated July 19, 2011, among Rowan Companies, Inc., as seller, and Ensign United States Drilling (S.W.) Inc., as buyer, and Ensign Energy Services Inc., as guarantor of the buyer’s performance under the agreement, relating to the sale of all the outstanding equity interests in Rowan Drilling Company LLC, a wholly owned subsidiary of the Company, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 20, 2011 (File No. 1-5491).

10.17
Letter Agreement dated August 12, 2011, between Rowan Companies, Inc. and David P. Russell regarding separation from employment, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarterly period ended September 30, 2011 (File No. 1-5491).

*10.18
Forms of Restricted Stock Award Notice, Stock Appreciation Right Award Notice and Performance Unit Award Notice, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 15, 2012 (File No. 1-5491).

*10.19
Amendment to the Rowan Companies, Inc. Restated 1988 Nonqualified Stock Option Plan, effective May 4, 2012, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).

*10.20
Amendment to the Rowan Companies, Inc. 1998 Nonemployee Director Stock Option Plan, effective May 4, 2012, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).

*10.21
Amendment to the 2005 Rowan Companies, Inc. Long-Term Incentive Plan, effective May 4, 2012, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).

*10.22
2009 Rowan Companies, Inc. Incentive Plan (as Amended and Restated and as Assumed and Adopted by the Company, effective May 4, 2012), incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 4, 2012.

*10.23
Form of Share Appreciation Right Notice pursuant to the 2009 Rowan Companies, Inc. Incentive Plan (as Amended and Restated and as Assumed and Adopted by the Company, effective May 4, 2012), incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).

*10.24
Form of Restricted Share Unit Notice pursuant to the 2009 Rowan Companies, Inc. Incentive Plan (as Amended and Restated and as Assumed and Adopted by the Company, effective May 4, 2012), incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).

*10.25
Form of Restricted Share Notice pursuant to the 2009 Rowan Companies, Inc. Incentive Plan (as Amended and Restated and as Assumed and Adopted by the Company, effective May 4, 2012), incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).

*10.26
Form of Non-Employee Director Restricted Share Unit Notice pursuant to 2009 Rowan Companies, Inc. Incentive Plan (as Amended and Restated and as Assumed and Adopted by the Company, effective May 4, 2012), incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (File No. 1-5491).

10.27
Amendment No. 2 to Credit Agreement dated as of May 4, 2012, among the Company, Rowan Companies plc and Wells Fargo Bank, National Association, as Swingline Lender, Issuing Lender, a Lender and Administrative Agent (includes the conformed copy of the Credit Agreement dated as of September 16, 2010), incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).

10.28
Guaranty dated as of May 4, 2012, by the Company, as Guarantor, in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).

10.29
Commitment Increase Agreement and Amendment No. 3 to Credit Agreement, dated effective as of December 4, 2012, by and among Rowan Companies, Inc., Rowan Companies plc, the lenders party thereto and Wells Fargo Bank, National Association, as an issuing lender, as swing line lender and as administrative agent for the lenders, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2012 (File No. 1-5491).

*10.30	Deed of Assumption May 4, 2012, executed by the Company, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).
*10.31	Form of Supplement to Change in Control Agreement, incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).
10.32	Form of Deed of Indemnity of the Company, incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).
*10.33	Retirement Agreement with William H. Wells dated September 7, 2012, incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q for the quarter ended September 30, 2012 (File No. 1-5491).
*10.34
Form of Performance Unit Notice pursuant to the 2009 Rowan Companies, Inc. Incentive Plan (as Amended and Restated and as Assumed and Adopted by the Company, effective May 4, 2012) , incorporated by reference to Exhibit 10.15 of the Company’s Form 10-Q for the quarterly period ended September 30, 2012 (File No. 1-5491).

*10.35	Summary of the Company’s Annual Incentive Plan.
14	Code of Business Conduct for Senior Financial Officers of the Company, incorporated by reference to Exhibit 14 to Form 10-K for the year ended December 31, 2003 (File No. 1-5491).
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney pursuant to which names were affixed to this Form 10-K for the year ended December 31, 2012.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Annual CEO Certification to the New York Stock Exchange.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
__________

*	Executive compensatory plan or arrangement.
Rowan agrees to furnish to the Commission upon request a copy of all instruments defining the rights of holders of long-term debt of the Company and its subsidiaries.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant’s Registration Statements on Form S-8 Nos. 33-33755, as amended by Amendment No. 1 (filed March 29, 1990), 33-61444 (filed April 23, 1993), 333-25125 (filed April 4, 1997), 333-25041 (filed April 11, 1997), 333-84369 (filed August 3, 1999), 333-84405 (filed August 3, 1999), 333-101914 (filed December 17, 2002), 333-132762 (filed March 28, 2006), 333-158985 (filed May 5, 2009), 333-25041 (filed May 4, 2012) , 333-101914 (filed May 4, 2012), 333-84405 (filed May 4, 2012), 333-132762 (filed May 4, 2012) and 333-158985 (filed May 4, 2012):

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

ROWAN COMPANIES plc
(Registrant)

By: /s/ W. MATT RALLS
W. Matt Ralls
President and Chief Executive officer

Date: March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ W. MATT RALLS	President, Chief Executive Officer and Director	March 1, 2013
(W. Matt Ralls)

/s/ J. KEVIN BARTOL	Principal Financial Officer	March 1, 2013
(J. Kevin Bartol)

/s/ GREGORY M. HATFIELD	Principal Accounting Officer	March 1, 2013
(Gregory M. Hatfield)

R.G. CROYLE	Director	March 1, 2013
(R.G. Croyle)

WILLIAM T. FOX III	Director	March 1, 2013
(William T. Fox III)

SIR GRAHAM HEARNE	Director	March 1, 2013
(Sir Graham Hearne)

THOMAS R. HIX	Director	March 1, 2013
(Thomas R. Hix)

H.E. LENTZ	Chairman of the Board	March 1, 2013
(H.E. Lentz)

LORD MOYNIHAN	Director	March 1, 2013
(Lord Moynihan)

SUZANNE P. NIMOCKS	Director	March 1, 2013
(Suzanne P. Nimocks)

P. DEXTER PEACOCK	Director	March 1, 2013
(P. Dexter Peacock)

JOHN J. QUICKE	Director	March 1, 2013
(John J. Quicke)