Form 10-Q
period 2013-03-31
ROWAN COMPANIES PLC
filed 2013-05-10
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

The number of Class A ordinary shares, $0.125 par value, outstanding at April 30, 2013, was 124,199,339.

ROWAN COMPANIES PLC

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,019,252	$1,024,008
Receivables - trade and other	463,805	423,839
Prepaid expenses and other current assets	45,782	55,121
Deferred tax assets - net	26,146	26,628
Assets of discontinued operations	23,430	22,954
Total current assets	1,578,415	1,552,550

PROPERTY, PLANT AND EQUIPMENT:
Drilling equipment	6,803,367	6,764,046
Construction in progress	786,128	756,308
Other property and equipment	145,017	140,739
Property, plant and equipment - gross	7,734,512	7,661,093
Less accumulated depreciation and amortization	1,635,889	1,589,364
Property, plant and equipment - net	6,098,623	6,071,729

Other assets	72,154	75,208

TOTAL ASSETS	$7,749,192	$7,699,487

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except shares)
(Unaudited)

	March 31,	December 31,
	2013	2012
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$64,065	$83,004
Deferred revenues	50,250	52,340
Accrued pension and other postretirement benefits	23,392	23,392
Accrued compensation and related employee costs	30,157	43,732
Accrued income taxes	14,138	26,088
Accrued interest	26,042	27,711
Other current liabilities	12,597	16,572
Liabilities of discontinued operations	21,255	21,255
Total current liabilities	241,896	294,094

Long-term debt	2,009,668	2,009,598
Other liabilities	391,651	390,199
Deferred income taxes - net	499,832	473,872
Commitments and contingent liabilities (Note 4)	-	-

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value, 124,752,407 and 124,740,407 shares issued at March 31, 2013, and December 31, 2012, respectively	15,594	15,593
Additional paid-in capital	1,378,905	1,372,135
Retained earnings	3,435,098	3,366,964
Cost of 584,327 and 529,387 treasury shares at March 31, 2013, and December 31, 2012, respectively	(5,998)	(1,886)
Accumulated other comprehensive loss	(217,454)	(221,082)
Total shareholders' equity	4,606,145	4,531,724

TOTAL LIABILITIES AND EQUITY	$7,749,192	$7,699,487

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2013	2012

REVENUES	$394,238	$333,477

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	209,469	182,139
Depreciation and amortization	64,616	58,966
Selling, general and administrative	29,431	23,056
Loss (gain) on disposals of property and equipment	308	(56)
Material charges and other operating expenses	-	4,571
Total costs and expenses	303,824	268,676

INCOME FROM OPERATIONS	90,414	64,801

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(18,581)	(11,257)
Interest income	359	114
Other - net	(794)	1,337
Total other income (expense) - net	(19,016)	(9,806)

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	71,398	54,995
Provision (benefit) for income taxes	3,264	(504)

NET INCOME FROM CONTINUING OPERATIONS	68,134	55,499

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net of tax	-	(5,982)

NET INCOME	$68,134	$49,517

INCOME (LOSS) PER SHARE - BASIC:
Income from continuing operations	$0.55	$0.45
Discontinued operations	$-	$(0.05)
Net income	$0.55	$0.40

INCOME (LOSS) PER SHARE - DILUTED:
Income from continuing operations	$0.55	$0.45
Discontinued operations	$-	$(0.05)
Net income	$0.55	$0.40

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012

NET INCOME	$68,134	$49,517

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes of $1,953 and $1,825, respectively:
Amortization of net loss	4,412	4,087
Amortization of transition obligation	-	77
Amortization of prior service cost	(784)	(775)

	3,628	3,389

COMPREHENSIVE INCOME	$71,762	$52,906

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012

CASH PROVIDED BY OPERATIONS:
Net income	$68,134	$49,517
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	64,616	58,966
Deferred income taxes	(396)	(137)
Provision for pension and postretirement benefits	7,332	7,571
Share-based compensation expense	7,530	5,165
Loss (gain) on disposals of property, plant and equipment	308	(56)
Postretirement benefit claims paid	(881)	(738)
Contributions to pension plans	(249)	(22,542)
Asset impairment charges	-	2,896
Changes in current assets and liabilities:
Receivables - trade and other	(15,081)	(43,448)
Prepaid expenses and other current assets	9,339	9,231
Accounts payable	(1,655)	(4,864)
Accrued income taxes	(11,950)	2,772
Deferred revenues	(2,090)	150
Other current liabilities	(23,778)	(14,279)
Net changes in other noncurrent assets and liabilities	2,000	13,077
Net cash provided by operations	103,179	63,281

CASH USED IN INVESTING ACTIVITIES:
Capital expenditures	(111,965)	(138,105)
Increase in restricted cash	-	(10,621)
Proceeds from disposals of property, plant and equipment	2,387	928
Net cash used in investing activities	(109,578)	(147,798)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	-	(12,312)
Excess tax benefits from share-based compensation	112	276
Proceeds from exercise of share options	1,531	214
Net cash provided by (used in) financing activities	1,643	(11,822)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,756)	(96,339)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,024,008	438,853
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,019,252	$342,514

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares outstanding	Class A ordinary shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity

Balance, January 1, 2012	123,581	$15,947	$1,478,233	$3,186,362	$(128,884)	$(225,671)	$4,325,987
Net shares issued (acquired) under share-based compensation plans	561	1	(19,609)	-	17,294	-	(2,314)
Share-based compensation	-	-	4,672	-	-	-	4,672
Excess tax benefit from share-based compensation plans	-	-	276	-	-	-	276
Retirement benefit adjustments, net of taxes of $1,825	-	-	-	-	-	3,389	3,389
Net income	-	-	-	49,517	-	-	49,517
Balance, March 31, 2012	124,142	$15,948	$1,463,572	$3,235,879	$(111,590)	$(222,282)	$4,381,527

Balance, January 1, 2013	124,211	$15,593	$1,372,135	$3,366,964	$(1,886)	$(221,082)	$4,531,724
Net shares issued (acquired) under share-based compensation plans	(43)	1	1,083	-	(4,112)	-	(3,028)
Share-based compensation	-	-	5,575	-	-	-	5,575
Excess tax benefit from share-based compensation plans	-	-	112	-	-	-	112
Retirement benefit adjustments, net of taxes of $1,953	-	-	-	-	-	3,628	3,628
Net income	-	-	-	68,134	-	-	68,134
Balance, March 31, 2013	124,168	$15,594	$1,378,905	$3,435,098	$(5,998)	$(217,454)	$4,606,145

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Nature of Operations

The financial statements included in this Form 10-Q are presented in United States (U.S.) dollars and include the accounts of Rowan Companies plc and its subsidiaries, all of which are wholly owned.  Intercompany balances and transactions are eliminated in consolidation.  Unless the context otherwise requires, the terms “Company,” “we,” “us” and “our” are used to refer to Rowan Companies plc and its consolidated subsidiaries.

The financial statements included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Certain information and notes have been condensed or omitted as permitted by those rules and regulations.  Management believes the accompanying financial statements contain all adjustments, which are of a normal recurring nature unless otherwise noted, necessary for a fair statement of the results for the interim periods presented.  The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of results to be expected for the full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company is a major provider of international and domestic offshore oil and gas contract drilling services and provides its services utilizing a fleet of 31 self-elevating mobile offshore “jack-up” drilling units.  The Company’s primary focus is on high-specification and premium jack-up rigs, which its customers use for exploratory and development drilling and, in certain areas, well workover operations.  Additionally, the Company has four ultra-deepwater drillships under construction, the first of which is scheduled for delivery in December 2013 and expected to commence operations under a three-year contract in the first quarter of 2014.

The Company conducts offshore drilling operations in various markets throughout the world, which currently include the United Kingdom (U.K.) and Norwegian sectors of the North Sea, the Middle East, Southeast Asia, the U.S. Gulf of Mexico (US GOM), Trinidad and Egypt.

The financial information as of December 31, 2012, presented in this report does not constitute the Company's statutory accounts for that year within the meaning of the U.K. Companies Act 2006.  Statutory accounts as required by the Companies Act 2006 for the year ended December 31, 2012, have been delivered to the Registrar of Companies in the U.K. The auditors reported on those accounts: their report was unqualified, did not draw attention to any matters by way of emphasis and did not contain a statement under s498(2) or (3) of the Companies Act 2006.

Note 2 – Earnings Per Share

A reconciliation of basic and diluted shares follows (in thousands):

	Three months ended March 31,
	2013	2012

Average common shares outstanding - basic	123,222	122,725
Effect of dilutive securities - share-based compensation	980	1,071
Average common shares - diluted	124,202	123,796

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

	Three months ended March 31,
	2013	2012

Employee and director share options	42	42
Share appreciation rights	1,022	590
Total potentially dilutive shares	1,064	632

Note 3 – Pension and Other Postretirement Benefits

The Company provides defined-benefit pension, health care and life insurance benefits upon retirement for certain full-time employees.

Recognized net periodic pension cost included the following components (in thousands):

	Three months ended March 31,
	2013	2012

Service cost	$2,850	$2,721
Interest cost	7,307	7,569
Expected return on plan assets	(9,461)	(9,367)
Amortization of net loss	6,774	6,245
Amortization of prior service cost	(1,168)	(1,159)
Total net pension cost	$6,302	$6,009

Recognized other postretirement benefit cost included the following components (in thousands):

	Three months ended March 31,
	2013	2012

Service cost	$352	$458
Interest cost	714	942
Amortization of net loss	-	81
Amortization of transition obligation	-	118
Amortization of prior service cost	(36)	(37)
Total other postretirement benefit cost	$1,030	$1,562

During the three months ended March 31, 2013, the Company contributed $1.1 million to its non-qualified pension and other postretirement benefit plans.  The Company was not required to make any contributions to its qualified pension plan during the quarter.  Contributions to all plans for the remainder of 2013 are expected to approximate $21.4 million.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4 – Commitments and Contingent Liabilities

The following table presents the status of the Company’s rigs under construction as of March 31, 2013.  Amounts include capitalized interest and an estimate for project contingencies (in millions):

	Scheduled delivery date	Total estimated project costs	Total costs incurred through March 31, 2013	Projected costs for the remainder of 2013	Projected costs in 2014	Projected costs in 2015	Total future costs

Rowan Renaissance	December 2013	$728	$209	$508	$11	$-	$519
Rowan Resolute	June 2014	737	191	147	399	-	546
Rowan Reliance	October 2014	730	189	60	477	4	541
Rowan Relentless	March 2015	759	178	41	108	432	581
		$2,954	$767	$756	$995	$436	$2,187

In addition, the Company expects to incur approximately $72 million of capital expenditures for the remainder of 2013 for riser gas-handling equipment, software certifications and drillship fleet spares to support its deepwater operations.

The Company periodically employs letters of credit in the normal course of its business, and had outstanding letters of credit of approximately $33.2 million at March 31, 2013.

Section 29 notice – As previously reported, on February 28, 2012, a subsidiary of the Company was served with a notice under Section 29 of the Petroleum Act of 1998, which required the subsidiary, jointly with Xcite Energy Ltd and Xcite Energy Resources Ltd, to submit a decommissioning program, upon request, to the U.K. Secretary of State for Energy and Climate Change in respect of certain offshore installations, namely the Rowan Norway drilling rig and Xcite’s well being drilled by the rig in the Bentley Field. The subsidiary appealed this notice contesting the obligation to decommission the well. The appeal was commenced in the English High Court of Justice in April 2012 and was immediately stayed by agreement of the parties upon indication that the Secretary of State would likely withdraw the notice from the subsidiary following the rig’s departure from the field. The Rowan Norway departed the field on October 25, 2012. On February 26, 2013, the parties settled the matter and the Secretary of State subsequently withdrew the notice.  The appeal was dismissed on April 17, 2013.

Although the Section 29 notice has been withdrawn, the Company’s subsidiary may still have liability under Section 34 of the Petroleum Act if the Secretary of State issues a new notice.  The cost to decommission the well is currently estimated to be up to $17 million. We are unable to determine the likelihood of a new notice being issued or the ultimate outcome of this matter.

Uncertain tax position – In 2009, the Company recognized a $25.4 million tax benefit as a result of applying the facts of a third-party tax case to the Company’s situation.  That case provided a more favorable tax treatment for certain foreign contracts entered into in prior years.  This position is currently under audit and is initially being challenged by field agents of the U.S. Internal Revenue Service.  We have appealed their findings and expect to come to a conclusion in the near term.  We plan to vigorously defend our position and continue to believe that we will more likely than not prevail.

Asbestos related claims – We are from time to time a party to various lawsuits filed by current or former employees that are incidental to our operations in which the claimants seek unspecified amounts of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on our drilling rigs.  At March 31, 2013, there were approximately 18 asbestos related lawsuits in which we are one of many defendants.  These lawsuits have been filed in the state courts of Louisiana, Mississippi and Texas.  We intend to vigorously defend against the litigation.  We are unable to predict the ultimate outcome of these lawsuits; however, we do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters.  Management believes that there are no known contingencies, claims or lawsuits, other than those described above, that could have a material effect on its financial position, results of operations or cash flows.

Note 5 – Share-Based Compensation

Effective March 6, 2013, the Company approved a policy with respect to the vesting of certain awards granted under its long-term incentive award plans.  Under the policy, share appreciation rights, restricted share units, performance units and certain other awards, other than restricted shares, granted to employees on or after March 6, 2013, will become fully vested upon retirement, subject to the holder having attained the age of 60 and five years of continuous service at the date of retirement, and subject to the awards having been granted at least six months prior to retirement.  The effect of the policy is to reduce the period over which compensation expense for share-based awards granted on or after March 6, 2013, will be recognized to a minimum of six months for employees that are retirement eligible at the date of the grant up to the maximum 36-month normal vesting period, depending on the date a holder becomes eligible to retire.

On March 6, 2013, the Company granted restricted share units and share appreciation rights with a grant-date fair value aggregating $25.2 million.  The aggregate fair value, net of estimated forfeitures, was $24.2 million, which will be recognized as compensation expense over a weighted-average period of 2.4 years from the grant date.  For purposes of computing the grant-date fair value of share appreciation rights, the Company uses the simplified method for determining the expected life because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, as permitted under US GAAP.

Additionally, on March 6, 2013, the Company granted to certain members of management cash-based performance units (P-Units) that have a target value of $100 per unit.  The amount ultimately earned with respect to the P-Units will be determined by the Company’s total shareholder return (TSR) ranking compared to a group of peer companies over a three-year period ending December 31, 2015, and could range from zero to $11.6 million depending on performance.  Twenty-five percent of the P-Units’ value is determined by the Company’s relative TSR ranking for each one-year period ended December 31, 2013, 2014, and 2015, respectively, and 25% of the P-Units’ value is determined by the relative TSR ranking for the three-year period ended December 31, 2015.  Vesting of awards and any payment with respect to the P-Units would not occur until the third anniversary following the grant date.  Any employee who terminates employment with the Company prior to the third anniversary for any reason other than retirement will not receive any payment with respect to P-Units unless approved by the Compensation Committee.

The grant-date fair value of the P-Units was estimated to be $5.8 million.  Fair value was estimated using a Monte Carlo simulation model, which considers the probabilities of the Company’s TSR ranking at the end of each performance period, and the amount of the payout at each rank to determine the probability-weighted expected payout.  The Company uses liability accounting to account for the P-Units.  Compensation is recognized on a straight-line basis over a maximum period of three years from the grant date and is adjusted for changes in fair value through the vesting date.  In the event there is no payout of the P-Units for any 25% tranche as the result of a failure to meet the performance thresholds, any previously recognized expense relating to that tranche would be reversed at the end of the tranche’s performance period.

At March 31, 2013, the Company had approximately $53.1 million of estimated unrecognized share-based compensation, which is expected to be recognized as compensation expense over a remaining weighted-average period of 2.0 years.

Note 6 – Other Financial Statement Disclosures

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

	March 31, 2013		December 31, 2012
	Fair value	Carrying value	Fair value	Carrying value

5% Senior Notes, due 2017	$444,028	$398,747	$445,568	$398,678
7.875% Senior Notes, due 2019	623,892	497,923	617,076	497,842
4.875% Senior Notes, due 2022	760,623	714,681	761,509	714,775
5.4% Senior Notes, due 2042	398,033	398,317	406,493	398,303
	$2,226,576	$2,009,668	$2,230,646	$2,009,598

Accumulated Other Comprehensive Loss – In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to disclose, among other items, the changes in accumulated balances for each component of other comprehensive income and current-period reclassifications out of accumulated other comprehensive income.  The Company had accumulated other comprehensive losses (AOCL) totaling $217.5 million and $222.3 million at March 31, 2013 and 2012, respectively, all of which were solely attributable to pension and other postretirement benefits.  All amounts reclassified from AOCL during the three months ended March 31, 2013 and 2012, were attributable to amortization of pension and postretirement benefit cost and totaled $3.6 million and $3.4 million for each period, respectively, net of tax (see Note 3).  There were no other changes in the balances of AOCL during the periods ended March 31, 2012 and 2013.

Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $24.5 million and $44.3 million at March 31, 2013 and 2012, respectively.  Interest capitalized in connection with rig construction projects totaled $10.7 million and $6.7 million in the first quarters of 2013 and 2012, respectively.

Income Taxes – Rowan Companies, Inc., our predecessor company and currently a 100%-owned subsidiary, was domiciled in the U.S. and subject to a statutory rate of 35%.  Effective May 4, 2012, the date of the Company’s redomestication to the U.K., the Company became subject to the U.K. statutory rate of 26% through March 31, 2012, 24% from April 1, 2012 through March 31, 2013, and 23% from April 1, 2013 through March 31, 2014.

In accordance with US GAAP for interim reporting, the Company estimates its full-year effective tax rate and applies this rate to its year-to-date pretax income.  In addition, the Company separately calculates the tax impact of unusual items, if any.

The Company has not provided deferred income taxes on undistributed earnings of its non-U.K. subsidiaries, including Rowan Companies, Inc. and non-U.S. subsidiaries of Rowan Companies, Inc.  It is the Company’s policy and intention to permanently reinvest the earnings of non-U.S. subsidiaries of Rowan Companies, Inc. outside the U.S.  Earnings of non-U.K. subsidiaries that are not subsidiaries of Rowan Companies, Inc. may be distributed to the Company without imposition of either U.K. or local country tax.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Material Charges and Other Operating Expenses – There were no material charges for the first quarter of 2013. Material charges for the first quarter of 2012 included a $2.9 million noncash impairment charge for the carrying value of steel that was sold in 2012 and $1.7 million of legal and consulting fees incurred in connection with the Company’s redomestication.

Note 7 – Guarantees of Registered Securities

The following condensed consolidating financial information is presented on the equity method of accounting in accordance with Rule 3-10 of Regulation S-X in connection with the full, unconditional and irrevocable guarantee by Rowan Companies plc of the Senior Notes issued by its 100% owned subsidiary, Rowan Companies, Inc.

The financial information which follows reflects the organizational structure as of March 31, 2013; financial information for the quarter ended March 31, 2012, has been recast as though the structure at March 31, 2013, was in place at January 1, 2012.

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
March 31, 2013
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	Rowan Companies, Inc. (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$50,834	$266,202	$702,216	$-	$1,019,252
Receivables - trade and other	144	119,930	343,731	-	463,805
Other current assets	85	37,276	34,567	-	71,928
Assets of discontinued operations	-	23,430	-	-	23,430
Total current assets	51,063	446,838	1,080,514	-	1,578,415

Property, plant and equipment - gross	-	1,305,888	6,428,624	-	7,734,512
Less accumulated depreciation and amortization	-	483,092	1,152,797	-	1,635,889
Property, plant and equipment - net	-	822,796	5,275,827	-	6,098,623

Investments in subsidiaries	4,547,980	5,071,971	-	(9,619,951)	-
Due from affiliates	14,370	1,882,819	774,718	(2,671,907)	-
Other assets	-	37,073	35,081	-	72,154

	$4,613,413	$8,261,497	$7,166,140	$(12,291,858)	$7,749,192

CURRENT LIABILITIES:
Accounts payable - trade	$473	$17,293	$46,299	$-	$64,065
Deferred revenues	-	-	50,250	-	50,250
Accrued liabilities	-	63,812	42,514	-	106,326
Liabilities of discontinued operations	-	21,255	-	-	21,255
Total current liabilities	473	102,360	139,063	-	241,896

Long-term debt	-	2,009,668	-	-	2,009,668
Due to affiliates	8	1,189,031	1,482,868	(2,671,907)	-
Other liabilities	6,787	320,092	64,772	-	391,651
Deferred income taxes - net	-	121,034	378,798	-	499,832
Shareholders' equity	4,606,145	4,519,312	5,100,639	(9,619,951)	4,606,145

	$4,613,413	$8,261,497	$7,166,140	$(12,291,858)	$7,749,192

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2012
(in thousands)

	Rowan Companies plc (Parent)	Rowan Companies, Inc. (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

CURRENT ASSETS:
Cash and cash equivalents	$58,628	$228,085	$737,295	$-	$1,024,008
Receivables - trade and other	107	95,386	328,346	-	423,839
Other current assets	293	46,614	34,842	-	81,749
Assets of discontinued operations	-	22,954	-	-	22,954
Total current assets	59,028	393,039	1,100,483	-	1,552,550

Property, plant and equipment - gross	-	1,311,987	6,349,106	-	7,661,093
Less accumulated depreciation and amortization	-	487,147	1,102,217	-	1,589,364
Property, plant and equipment - net	-	824,840	5,246,889	-	6,071,729

Investments in subsidiaries	4,562,016	1,355,968	-	(5,917,984)	-
Due from affiliates	-	4,524,480	391,008	(4,915,488)	-
Other assets	-	37,787	37,421	-	75,208

	$4,621,044	$7,136,114	$6,775,801	$(10,833,472)	$7,699,487

CURRENT LIABILITIES:
Accounts payable - trade	$1,277	$23,210	$58,517	$-	$83,004
Deferred revenues	-	-	52,340	-	52,340
Accrued liabilities	-	73,443	64,052	-	137,495
Liabilities of discontinued operations	-	21,255	-	-	21,255
Total current liabilities	1,277	117,908	174,909	-	294,094

Long-term debt	-	2,009,598	-	-	2,009,598
Due to affiliates	88,043	-	4,827,445	(4,915,488)	-
Other liabilities	-	323,778	66,421	-	390,199
Deferred income taxes - net	-	122,814	351,058	-	473,872
Shareholders' equity	4,531,724	4,562,016	1,355,968	(5,917,984)	4,531,724

	$4,621,044	$7,136,114	$6,775,801	$(10,833,472)	$7,699,487

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended March 31, 2013
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	Rowan Companies, Inc. (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$-	$34,359	$391,519	$(31,640)	$394,238

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	-	11,318	229,791	(31,640)	209,469
Depreciation and amortization	-	12,641	51,975	-	64,616
Selling, general and administrative	9,212	714	19,505	-	29,431
Loss (gain) on disposals of property and equipment	-	210	98	-	308
Total costs and expenses	9,212	24,883	301,369	(31,640)	303,824

INCOME (LOSS) FROM OPERATIONS	(9,212)	9,476	90,150	-	90,414

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	-	(18,581)	(38)	38	(18,581)
Interest income	42	76	279	(38)	359
Other - net	2,499	(2,468)	(825)	-	(794)
Total other income (expense) - net	2,541	(20,973)	(584)	-	(19,016)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(6,671)	(11,497)	89,566	-	71,398
(Benefit) provision for income taxes	-	(7,388)	10,652	-	3,264

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,671)	(4,109)	78,914	-	68,134

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	74,805	50,247	-	(125,052)	-

NET INCOME	$68,134	$46,138	$78,914	$(125,052)	$68,134

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended March 31, 2012
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	Rowan Companies, Inc. (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$-	$41,888	$326,775	$(35,186)	$333,477

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	-	6,612	210,713	(35,186)	182,139
Depreciation and amortization	-	12,882	46,084	-	58,966
Selling, general and administrative	641	6,029	16,386	-	23,056
Loss (gain) on disposals of property and equipment	-	167	(223)	-	(56)
Material charges and other operating expenses	1,675	1,363	1,533	-	4,571
Total costs and expenses	2,316	27,053	274,493	(35,186)	268,676

INCOME (LOSS) FROM OPERATIONS	(2,316)	14,835	52,282	-	64,801

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	-	(11,053)	(204)	-	(11,257)
Interest income	5	43	66	-	114
Other - net	-	36	1,301	-	1,337
Total other income (expense) - net	5	(10,974)	1,163	-	(9,806)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(2,311)	3,861	53,445	-	54,995
(Benefit) provision for income taxes	-	2,128	(2,632)	-	(504)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,311)	1,733	56,077	-	55,499

DISCONTINUED OPERATIONS, NET OF TAX	-	(5,982)	-	-	(5,982)

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	51,828	50,386	-	(102,214)	-

NET INCOME	$49,517	$46,137	$56,077	$(102,214)	$49,517

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended March 31, 2013
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	Rowan Companies, Inc. (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$68,134	$46,138	$78,914	$(125,052)	$68,134

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	4,412	4,412	-	(4,412)	4,412
Amortization of prior service credit	(784)	(784)	-	784	(784)

	3,628	3,628	-	(3,628)	3,628

COMPREHENSIVE INCOME	$71,762	$49,766	$78,914	$(128,680)	$71,762

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended March 31, 2012
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	Rowan Companies, Inc. (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$49,517	$46,137	$56,077	$(102,214)	$49,517

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	4,087	4,087	-	(4,087)	4,087
Amortization of transition obligation	77	77	-	(77)	77
Amortization of prior service credit	(775)	(775)	-	775	(775)

	3,389	3,389	-	(3,389)	3,389

COMPREHENSIVE INCOME	$52,906	$49,526	$56,077	$(105,603)	$52,906

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidated Statements of Cash Flows
Three months ended March 31, 2013
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	Rowan Companies, Inc. (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(5,076)	$(12,150)	$120,405	$-	$103,179

INVESTING ACTIVITIES:
Property, plant and equipment additions	-	(20,709)	(91,256)	-	(111,965)
Proceeds from disposals of property, plant and equipment	-	2,202	185	-	2,387
Investments in consolidated subsidiaries	-	(86,531)	-	86,531	-

Net cash used in investing activities	-	(105,038)	(91,071)	86,531	(109,578)

FINANCING ACTIVITIES:
Advances (to) from affiliates	(4,249)	155,193	(150,944)	-	-
Contributions from parent	-	-	86,531	(86,531)	-
Proceeds from exercise of employee share options	1,531	-	-	-	1,531
Excess tax benefits from share-based compensation	-	112	-	-	112

Net cash provided by (used in) financing activities	(2,718)	155,305	(64,413)	(86,531)	1,643

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,794)	38,117	(35,079)	-	(4,756)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,628	228,085	737,295	-	1,024,008

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,834	$266,202	$702,216	$-	$1,019,252

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidated Statements of Cash Flows
Three months ended March 31, 2012
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	Rowan Companies, Inc. (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,766)	$(16,647)	$81,694	$-	$63,281

INVESTING ACTIVITIES:
Property, plant and equipment additions	-	(46,650)	(91,455)	-	(138,105)
Proceeds from disposals of property, plant and equipment	-	-	928	-	928
Increase in restricted cash	-	(10,038)	(583)	-	(10,621)

Net cash used in investing activities	-	(56,688)	(91,110)	-	(147,798)

FINANCING ACTIVITIES:
Repayments of borrowings	-	(5,203)	(7,109)	-	(12,312)
Advances (to) from affiliates	530	(56,334)	55,804	-	-
Proceeds from exercise of employee share options	-	214	-	-	214
Excess tax benefits from share-based compensation	-	276	-	-	276

Net cash provided by (used in) financing activities	530	(61,047)	48,695	-	(11,822)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,236)	(134,382)	39,279	-	(96,339)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,472	184,677	232,704	-	438,853

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,236	$50,295	$271,983	$-	$342,514

ROWAN COMPANIES PLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

For the quarter ended March 31, 2013, revenues increased by approximately $61 million or 18% to $394 million from $333 million in the comparable prior-year quarter, primarily due to higher day rates and utilization and the full quarter impact of the Joe Douglas, which commenced initial operations in February 2012.  Our utilization and average day rates by rig classification for the first quarters of 2013 and 2012 were as follows:

	Three months ended March 31,
	2013	2012

Utilization: (1)
High specification jack-up (2)	94%	94%
Premium jack-up(3)	70%	50%
Conventional jack-up	19%	33%

Average day rate: (4)
High specification jack-up	$201,944	$176,877
Premium jack-up	$97,975	$96,384
Conventional jack-up	$95,745	$73,811

(1) Utilization is the number of revenue-producing days, including fractional days, divided by the aggregate number of calendar days in the period.
(2) We define high-specification jack-ups as those that have hook load capacity of at least two million pounds.
(3) We define premium jack-ups as those cantilevered rigs capable of operating in water depths of 300 feet or more.
(4) Average day rate is computed by dividing day rate revenues by the number of revenue-producing days, including fractional days. Day rate revenues include the contractual rates and amounts received in lump sum, such as for rig mobilization or capital improvements, which are amortized over the initial term of the contract. Revenues attributable to reimbursable expenses are excluded from average day rates.

Income from operations increased $25.6 million or 40% to $90.4 million, compared to $64.8 million in the first quarter of 2012.  Net income from continuing operations increased $12.6 million or 23% to $68.1 million from $55.5 million in the first quarter of 2012.

For the quarter ended March 31, 2013, we recognized income tax expense of $3.3 million compared to a benefit of $0.5 million in the comparable quarter of 2012.  The low effective income tax rate in 2013 (relative to the 35% U.S. and 24% U.K. statutory rates) and the recognition of a net tax benefit in 2012 were primarily due to the amortization of benefits related to outbounding certain rigs to our non-U.S. subsidiaries in prior years and a significant proportion of income earned in low-tax foreign jurisdictions.

As of April 18, 2013, the date of our most recent Fleet Status Report, we had six jack-ups in the North Sea, eleven in the Middle East, seven in the US GOM, three in Malaysia, two in Trinidad, and one each in Egypt and Indonesia.  As of that date, nine of our rigs had drilling contracts estimated to be completed in 2013, thirteen had contracts estimated to be completed in 2014, six had contracts estimated to be completed in 2015 through 2017, and three were available.  Additionally, the Rowan Renaissance, one of our four ultra-deepwater drillships under construction, has a three-year contract for initial work in West Africa that is expected to commence in the first quarter of 2014 following its scheduled delivery from the shipyard in December 2013.

KEY PERFORMANCE MEASURES

The following table presents certain key performance measures for our fleet:

	Three months ended March 31,
	2013	2012
Revenues (in thousands):
Northern Europe	$139,107	$122,981
Middle East(1)	101,707	86,878
US GOM	50,263	69,637
Southeast Asia	50,640	23,151
Other international(2)	44,508	24,152
Subtotal - Day-rate revenues	386,225	326,799
Other revenues(3)	8,013	6,678
Total	$394,238	$333,477
Revenue-producing days:
Northern Europe	521	540
Middle East	751	596
US GOM	380	589
Southeast Asia	317	182
Other international	261	181
Total	2,230	2,088
Average day rate:(4)
Northern Europe	$267,174	$227,743
Middle East	$135,422	$145,768
US GOM	$132,445	$118,229
Southeast Asia	$159,657	$127,203
Other international	$170,339	$133,436
Total	$173,221	$156,513
Utilization:(5)
Northern Europe	96%	99%
Middle East	76%	60%
US GOM	60%	68%
Southeast Asia	88%	100%
Other international	97%	100%
Total	80%	75%

(1) Our rigs operating in the Middle East are located in Saudi Arabia and Qatar.
(2) "Other international" includes rigs operating in Egypt and Trinidad.
(3) Other revenues are primarily revenues received for reimbursable expenses.
(4) Average day rate is computed by dividing day rate revenues by the number of revenue-producing days, including fractional days. Day rate revenues include the contractual rates and amounts received in lump sum, such as for rig mobilization or capital improvements, which are amortized over the initial term of the contract. Revenues attributable to reimbursable expenses are excluded from average day rates.

(5) Utilization is the number of revenue-producing days, including fractional days, divided by the aggregate number of calendar days in the period.

RESULTS OF OPERATIONS

Three months ended March 31, 2013, compared to three months ended March 31, 2012

Our operating results for the three months ended March 31, 2013 and 2012 are highlighted below (dollars in millions):

	Three months ended March 31, 2013		Three months ended March 31, 2012
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$394.2	100%	$333.5	100%
Operating costs	(209.5)	-53%	(182.1)	-55%
Depreciation expense	(64.6)	-16%	(59.0)	-18%
Selling, general and administrative expenses	(29.4)	-7%	(23.0)	-7%
Net loss on property disposals	(0.3)	0%	-	0%
Material charges and other operating expenses	-	0%	(4.6)	-1%
Operating income	$90.4	23%	$64.8	19%

Revenues for the three months ended March 31, 2013, increased by $60.7 million or 18% compared to the three months ended March 31, 2012, as a result of the following (in millions):

Increase

Higher average day rates for existing rigs	$35.7
Higher utilization of existing rigs	15.1
Addition of the Joe Douglas	8.6
Revenues for reimbursable costs and other, net	1.3
Net increase	$60.7

The Joe Douglas commenced operations in February 2012 and contributed 45 revenue-producing days in the three months ended March 31, 2012, compared to 90 days for the three months ended March 31, 2013.

Operating costs for the three months ended March 31, 2013, increased by $27.4 million or 15% compared to the three months ended March 31, 2012 as a result of the following (in millions):

Increase

Increase due to rigs operating in higher-cost locations	$18.0
Higher operating costs of rigs previously in shipyard or in transit	2.6
Addition of the Joe Douglas	2.1
Expansion of foreign shorebases	2.1
Other, net	2.6
Net increase	$27.4

Our operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses and material charges) increased to approximately 47% of revenues in the first quarter of 2013 from 45% in the first quarter of 2012 due primarily to higher day rates.  Depreciation increased by $5.6 million or 9% compared to the first quarter of 2012 due primarily to the addition of the Joe Douglas.

Selling, general and administrative expenses increased by $6.4 million or 28% due primarily to professional fees, the impact of the new retirement policy on the vesting period for share-based compensation and fair market adjustments to share-based awards accounted for as liabilities.

Outlook

Our backlog by geographic area as of April 18, 2013, and February 21, 2013 (as presented in our 2012 Form 10-K), is set forth below.  Backlog for the US GOM and West Africa includes $452 million and $226 million, respectively, for the Rowan Renaissance, which is currently under construction and expected to commence operations in the first quarter of 2014 (in millions):

	April 18, 2013	February 21, 2013

Northern Europe	$1,513	$1,599
Middle East	724	790
US GOM	566	594
West Africa	226	226
Southeast Asia	148	183
Other international	171	203
	$3,348	$3,595

We estimate our backlog will be realized as follows (in millions):

2013	$902
2014	1,028
2015	726
2016	574
2017	118
$3,348

About 64% and 41% of our remaining available rig days in 2013 and 2014, respectively, were under contract or commitment as of April 18, 2013.

Our collective shipyard, transit and inspection time declined to approximately 9% of our available rig days in the first quarter 2013, as compared to 10% in the fourth quarter 2012 and 11% in the first quarter 2012.  We currently expect shipyard, transit and inspection time to consume approximately 10% of our available rig days for all of 2013, compared to 12% experienced for 2012.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios follows (dollars in millions):

	March 31, 2013	December 31, 2012

Cash and cash equivalents	$1,019.3	$1,024.0
Current assets (excluding assets of discontinued operations)	$1,555.0	$1,529.6
Current liabilities (excluding liabilities of discontinued operations)	$220.6	$272.8
Current ratio (excluding assets and liabilities of discontinued operations)	7.05	5.61
Long-term debt	$2,009.7	$2,009.6
Shareholders' equity	$4,606.1	$4,531.7
Long-term debt/total capitalization	0.30	0.31

Sources and uses of cash and cash equivalents were as follows (in millions):

	Three months ended March 31,
	2013	2012

Net cash provided by operating activities	$103.2	$63.3
Capital expenditures	(112.0)	(138.1)
Repayments of borrowings	-	(12.3)
Increase in restricted cash	-	(10.6)
Proceeds from disposals of property and equipment	2.4	0.9
Proceeds from exercise of share options	1.5	0.2
Other	0.1	0.3
Total net use	$(4.8)	$(96.3)

Operating Cash Flows

Cash flows from operations increased to approximately $103 million in the first quarter of 2013 from $63 million in the comparable quarter of 2012.  Operating cash flow for the first quarter of 2013 was favorably impacted by a reduction in the required minimum pension contribution as a result of the Moving Ahead for Progress in the 21st Century Act, which became effective in July 2012.  The Company made no contributions to its qualified pension plan in the first quarter of 2013, compared to contributions totaling $22.1 million in the first quarter of 2012.  The Company anticipates contributing $18.0 million to its qualified plan over the remainder of 2013.

The Company has not provided deferred income taxes on undistributed earnings of its non-U.K. subsidiaries, including Rowan Companies, Inc. and non-U.S. subsidiaries of Rowan Companies, Inc.  It is the Company’s policy and intention to permanently reinvest the earnings of non-U.S. subsidiaries of Rowan Companies, Inc. outside the U.S.  Earnings of non-U.K. subsidiaries that are not subsidiaries of Rowan Companies, Inc. can be distributed to the Company without imposition of either U.K. or local country tax.

As of December 31, 2012, unremitted earnings of Rowan Companies, Inc. were approximately $2,453 million, and unremitted earnings of the non-U.S. subsidiaries of Rowan Companies, Inc. were approximately $400 million.  Should the non-U.S. subsidiaries of Rowan Companies, Inc. make a distribution from these earnings, we may be subject to additional U.S. income taxes.  It is not practicable to estimate the amount of a deferred tax liability related to the undistributed earnings, and Rowan Companies, Inc. has no plan to distribute earnings in a manner that would cause them to be subject to U.S., U.K. or other local country taxation.

At March 31, 2013, Rowan Companies, Inc. and the non-U.S. subsidiaries of Rowan Companies, Inc. held approximately $266 million and $330 million, respectively, of the $1.0 billion of consolidated cash and cash equivalents.   The Company has significant net assets, liquidity, contract backlog and/or other financial resources available to meet its operational and capital investment requirements and otherwise allow us to continue to maintain our policy of reinvesting such undistributed earnings outside the U.K. and U.S. indefinitely.

Management expects to fund its cash requirements over the next twelve months from available cash, cash flow from operating activities, and potential financings, the exact timing of which will be subject to market conditions.

We were in compliance with our debt covenants at March 31, 2013, and we do not expect to encounter difficulty complying in the following twelve-month period.

Investing Activities

Reference should be made to Note 4 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for the status of our newbuild rig projects.

Capital expenditures totaled $112.0 million for the quarter ended March 31, 2013, and included the following:

•	$28.9 million towards construction of the ultra-deepwater drillships Rowan Renaissance, Rowan Resolute, Rowan Reliance and Rowan Relentless;

•	$66.8 million for improvements to the existing fleet, including contractually required modifications; and

•	$16.3 million for rig equipment inventory and other.

For the remainder of 2013, we expect our capital expenditures to be approximately $1.3 billion, including $756 million towards construction of our four ultra-deepwater drillships, $228 million for life enhancement projects and existing fleet maintenance capital, $183 million for partially reimbursed contractually required modifications to the fleet, $72 million for riser gas-handling equipment, software certifications and drillship fleet spares in support of deepwater operations, and $47 million for equipment spares, drill pipe and improvements to our shore bases.

We expect to fund our newbuild drillship program and other capital expenditures from available cash, cash flows from operations, amounts available under our revolving credit facility, if required, and potential future financings.

Critical Accounting Policies and Management Estimates

The Company’s significant accounting policies are presented in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of our 2012 Form 10-K.  These policies, and management judgments, assumptions and estimates made in their application underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that our most critical accounting policies and management estimates involve carrying values of long-lived assets, pension and other postretirement benefit liabilities and costs (specifically, assumptions used in actuarial calculations), and income taxes (particularly our estimated reserves for uncertain tax positions), as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

During the quarter ended March 31, 2013, there have been no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

Recent Accounting Standards

There have been no new accounting standards issued that are expected to have a material effect on the Company’s financial statements upon adoption.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “could,” “may,” “might,” “should,” “will,” “forecast,” “potential,” “outlook,” “scheduled,” “predict,” “will be,” “will continue,” “will likely,” result,” and similar words and specifically include statements regarding expected financial performance; growth strategies; expected utilization, day rates, revenues, operating expenses, contract terms, contract backlog, capital expenditures, tax rates, insurance coverages, access to financing and funding sources; the availability, delivery, mobilization, contract commencement, relocation or other movement of rigs and the timing thereof; future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and costs and timing thereof; the suitability of rigs for future contracts; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory  requirements and complexity; expected contributions from our new rigs and our entry into the ultra-deepwater market; expense management; the likely outcome of legal proceedings or insurance or other claims and the timing thereof; activity levels in the offshore drilling market; customer drilling programs; and commodity prices. Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

•drilling permit and operations delays, moratoria or suspensions, new and future regulatory, legislative or permitting requirements (including requirements related to certification and testing of blow-out preventers and other equipment or otherwise impacting operations), future lease sales, changes in laws, rules and regulations that have or may impose increased financial responsibility, additional oil spill contingency plan requirements and other governmental actions that may result in claims of force majeure or otherwise adversely affect our existing drilling contracts;

•governmental regulatory, legislative and permitting requirements affecting drilling operations in the areas in which our rigs operate;

•tax matters, including our effective tax rates, tax positions, results of audits, changes in tax laws, treaties and regulations, tax assessments and liabilities for taxes;

•changes in worldwide rig supply and demand, competition or technology, including as a result of delivery of newbuild drilling rigs and reactivation of rigs;

•variable levels of drilling activity and expenditures, whether as a result of global capital markets and liquidity, prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs;

•downtime, lost revenue and other risks associated with rig operations, operating hazards, or rig relocations and transportation, including rig or equipment failure, collisions, damage and other unplanned repairs, the limited availability of transport vessels, hazards, self-imposed drilling limitations and other delays due to weather conditions or otherwise, and the limited availability or high cost of insurance coverage for certain offshore perils or associated removal of wreckage or debris;

•access to spare parts, equipment and personnel to maintain, upgrade and service our fleet;

•possible cancellation or suspension of drilling contracts as a result of force majeure, mechanical difficulties, delays, performance or other reasons;

•potential cost overruns and other risks inherent to shipyard rig construction, repair or enhancement, unexpected delays in rig and equipment delivery and engineering or design issues following shipyard delivery, or delays in the dates our rigs will enter a shipyard, be transported and delivered, enter service or return to service;

•actual contract commencement dates; contract terminations, contract extensions, contract option exercises, contract revenues, contract awards; the termination or renegotiation of contracts by customers or payment or operational delays by our customers;

•operating hazards, including environmental or other liabilities, risks, expenses or losses, whether related to storm or hurricane damage, losses or liabilities (including wreckage or debris removal), collisions, or otherwise;

•our ability to attract and retain skilled personnel on commercially reasonable terms, whether due to competition from other contract drillers, labor regulations or otherwise;

•governmental action and political and economic uncertainties, including uncertainty or instability resulting from civil unrest, political demonstrations, mass strikes, or an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas of the Middle East or other geographic areas, which may result in extended business interruptions, suspended operations, or result in claims by our customers of a force majeure situation and payment disputes;

•terrorism, piracy, political instability, hostilities, acts of war, nationalization, expropriation, confiscation or deprivation of our assets or military action impacting our operations, assets or financial performance in our areas of operations, including the Middle East;

•the outcome of legal proceedings, or other claims or contract disputes, including any inability to collect receivables or resolve significant contractual or day rate disputes, any purported renegotiation, nullification, cancellation or breach of contracts with customers or other parties, and any failure to negotiate or complete definitive contracts following announcements of receipt of letters of intent;

•potential long-lived asset impairments;

•costs and uncertainties associated with our redomestication, or changes in foreign or domestic laws that could reduce or eliminate the anticipated benefits of the transaction;

•impacts of any global financial or economic downturn;

•effects of accounting changes and adoption of accounting policies;

•potential unplanned expenditures and funding requirements, including investments in pension plans and other benefit plans; and

•other important factors described from time to time in the reports filed by us with the Securities and Exchange Commission (the Commission), and the New York Stock Exchange (NYSE).

In addition to the risks, uncertainties and assumptions described above, you should also carefully read and consider the risk factors and forward-looking statement disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding debt at March 31, 2013, consisted entirely of fixed-rate debt with a carrying value of $2.010 billion and a weighted-average annual interest rate of 5.7%.  Due to the fixed-rate nature of our debt, we believe that our exposure to risk of earnings loss due to changes in market interest rates is not material.

We have a $750 million revolving credit facility that expires June 30, 2016.  There were no borrowings outstanding under the facility at March 31, 2013.

The majority of our transactions are denominated in U.S. dollars. Our primary exposure to currency exchange is the British pound.  In order to reduce the impact of exchange rate fluctuations, we generally require customer payments to be in U.S. dollars and generally limit local currency holdings to the extent they are needed to pay liabilities denominated in local currencies.  In certain countries in which we operate, however, such as Egypt, local laws or contracts may require us to receive payment for a portion of the contract in the local currency.  In such instances, we may hold a greater amount of local currency than would otherwise be the case.  We currently do not hedge our foreign currency exposure.

Fluctuating commodity prices affect our future earnings materially to the extent that they influence demand for our products and services.  As a general practice, we do not hold or issue derivative financial instruments and had no derivatives outstanding during the periods covered by this report.

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There were no new material legal proceedings filed during the quarter nor any material developments to proceedings reported in prior periods.

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth in our 2012 Annual Report on Form 10-K in addition to other information in such annual report and in our Quarterly Reports on Form 10-Q.  These risk factors are important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our shares for the first quarter of 2013:

Month ended	Total number of shares purchased 1	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs 2	Approximate dollar value of shares that may yet be purchased under the plans or programs2

Balance forward				$24,987,408
January 31, 2013	4,983	$0.125	-	24,987,408
February 28, 2013	29,966	$34.33	-	24,987,408
March 31, 2013	99,042	$34.58	-	24,987,408
Total	133,991	$33.24	-

1 The total number of shares purchased includes (i) shares purchased, if any, pursuant to a publicly announced share repurchase program described in note 2 below and (ii) shares acquired from employees and non-employee directors by an affiliated Employee Benefit Trust upon forfeiture of nonvested awards or in satisfaction of tax withholding requirements.  There were no shares repurchased under the Company's share repurchase program during the first quarter of 2013.

2 On July 25, 2012, the Board of Directors of Rowan Companies plc, as successor issuer to Rowan Companies, Inc., approved the continuation of its $150 million share repurchase program, of which approximately $25 million remained available.  Share repurchases may be commenced or suspended from time to time without prior notice.  Any shares acquired under the share repurchase program will be canceled.

Restrictive provisions in the Company’s debt agreements require the Company to maintain a minimum level of shareholders’ equity equal to no less than the 100% of the book value of outstanding debt.  The payment of future dividends, if any, would only be paid from distributable profits at the discretion of the Board of Directors.

Item 6.  Exhibits

The following is a list of exhibits filed with this Form 10-Q:

10.1†	2013 Rowan Companies plc Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed on March 13, 2013 (File No. 1-05491)).
10.2†
Form of Restricted Share Unit Notice pursuant to the 2013 Rowan Companies plc Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 30, 2013 (File No. 1-05491)).

10.3†
Form of Share Appreciation Right Notice pursuant to the 2013 Rowan Companies plc Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 30, 2013 (File No. 1-05491)).

10.4†
Form of Performance Unit Award Notice pursuant to the 2013 Rowan Companies plc Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 30, 2013 (File No. 1-05491)).

10.5†
Form of Non-employee Director Restricted Share Unit Notice pursuant to the 2013 Rowan Companies plc Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed April 30, 2013 (File No. 1-05491)).

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

__________________
* Filed or furnished herewith.
† Identifies a management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROWAN COMPANIES PLC
(Registrant)

Date: May 10, 2013	/s/ J. KEVIN BARTOL
J. Kevin Bartol
Executive Vice President,
Chief Financial Officer and Treasurer

Date: May 10, 2013	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Vice President and Controller
(Chief Accounting Officer)