Form 10-Q
period 2013-06-30
ROWAN COMPANIES PLC
filed 2013-08-08
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The number of Class A ordinary shares, $0.125 par value, outstanding at July 31, 2013, was 124,212,268.

ROWAN COMPANIES PLC

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ROWAN COMPANIES PLC AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except shares) (Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,005,898	$1,024,008
Receivables - trade and other	470,299	423,839
Prepaid expenses and other current assets	66,789	55,121
Deferred tax assets - net	20,387	26,628
Assets of discontinued operations	23,559	22,954
Total current assets	1,586,932	1,552,550

PROPERTY, PLANT AND EQUIPMENT:
Drilling equipment	6,849,769	6,764,046
Construction in progress	889,841	756,308
Other property and equipment	148,255	140,739
Property, plant and equipment - gross	7,887,865	7,661,093
Less accumulated depreciation and amortization	1,677,712	1,589,364
Property, plant and equipment - net	6,210,153	6,071,729

Other assets	67,708	75,208

TOTAL ASSETS	$7,864,793	$7,699,487

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except shares) (Unaudited)

	June 30, 2013	December 31, 2012
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$77,627	$83,004
Deferred revenues	55,084	52,340
Accrued pension and other postretirement benefits	17,821	23,392
Accrued compensation and related employee costs	38,209	43,732
Accrued income taxes	5,831	26,088
Accrued interest	27,368	27,711
Other current liabilities	11,593	16,572
Liabilities of discontinued operations	21,255	21,255
Total current liabilities	254,788	294,094

Long-term debt	2,009,152	2,009,598
Other liabilities	401,945	390,199
Deferred income taxes - net	495,401	473,872
Commitments and contingent liabilities (Note 4)	—	—

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value, 124,778,407 and 124,740,407 shares issued at June 30, 2013, and December 31, 2012, respectively	15,597	15,593
Additional paid-in capital	1,389,598	1,372,135
Retained earnings	3,517,942	3,366,964
Cost of 566,139 and 529,387 treasury shares at June 30, 2013, and December 31, 2012, respectively	(5,833)	(1,886)
Accumulated other comprehensive loss	(213,797)	(221,082)
Total shareholders' equity	4,703,507	4,531,724

TOTAL LIABILITIES AND EQUITY	$7,864,793	$7,699,487

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

REVENUES	$408,883	$351,018	$803,121	$684,495

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	216,044	188,114	425,513	370,253
Depreciation and amortization	66,531	61,330	131,147	120,296
Selling, general and administrative	33,263	25,098	62,694	48,154
Gain on disposals of property and equipment	(19,222)	(2,063)	(18,914)	(2,119)
Material charges and other operating expenses	—	8,126	—	12,697
Total costs and expenses	296,616	280,605	600,440	549,281

INCOME FROM OPERATIONS	112,267	70,413	202,681	135,214

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(17,685)	(12,993)	(36,266)	(24,250)
Loss on extinguishment of debt	—	(11,767)	—	(11,767)
Interest income	368	146	727	260
Other - net	(443)	(122)	(1,237)	1,215
Total other income (expense) - net	(17,760)	(24,736)	(36,776)	(34,542)

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	94,507	45,677	165,905	100,672
Provision (benefit) for income taxes	11,663	(5,171)	14,927	(5,675)

NET INCOME FROM CONTINUING OPERATIONS	82,844	50,848	150,978	106,347

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(1,413)	—	(7,395)

NET INCOME	$82,844	$49,435	$150,978	$98,952

INCOME (LOSS) PER SHARE - BASIC:
Income from continuing operations	$0.67	$0.41	$1.22	$0.87
Discontinued operations	$—	$(0.01)	$—	$(0.06)
Net income	$0.67	$0.40	$1.22	$0.81

INCOME (LOSS) PER SHARE - DILUTED:
Income from continuing operations	$0.67	$0.41	$1.21	$0.86
Discontinued operations	$—	$(0.01)	$—	$(0.06)
Net income	$0.67	$0.40	$1.21	$0.80

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

NET INCOME	$82,844	$49,435	$150,978	$98,952

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes of $1,969 and $1,825 for the three months ended June 30, 2013 and 2012, and $3,922 and $3,650 for the six months ended June 30, 2013 and 2012, respectively:

Amortization of net loss	4,447	4,087	8,859	8,174
Amortization of transition obligation	—	77	—	154
Amortization of prior service cost	(790)	(776)	(1,574)	(1,551)

	3,657	3,388	7,285	6,777

COMPREHENSIVE INCOME	$86,501	$52,823	$158,263	$105,729

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2013	2012
CASH PROVIDED BY OPERATIONS:
Net income	$150,978	$98,952
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	131,147	120,296
Deferred income taxes	(1,037)	4,793
Provision for pension and postretirement benefits	14,746	16,457
Share-based compensation expense	16,870	11,767
Gain on disposals of property, plant and equipment	(18,914)	(2,119)
Postretirement benefit claims paid	(1,995)	(2,069)
Contributions to pension plans	(6,223)	(32,099)
Asset impairment charges	—	2,896
Changes in current assets and liabilities:
Receivables - trade and other	(21,575)	(42,504)
Prepaid expenses and other current assets	(11,668)	(18,058)
Accounts payable	(40)	(14,543)
Accrued income taxes	(20,257)	(3,293)
Deferred revenues	2,744	(223)
Other current liabilities	(20,432)	10,483
Net changes in other noncurrent assets and liabilities	19,988	12,075
Net cash provided by operations	234,332	162,811

CASH USED IN INVESTING ACTIVITIES:
Capital expenditures	(298,655)	(290,773)
Increase in restricted cash	—	(9,449)
Proceeds from disposals of property, plant and equipment	42,056	9,247
Net cash used in investing activities	(256,599)	(290,975)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from borrowings	—	493,415
Repayments of borrowings	—	(139,609)
Excess tax benefits from share-based compensation	157	1,142
Proceeds from exercise of share options	2,180	—
Other	1,820	—
Net cash provided by financing activities	4,157	354,948

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,110)	226,784
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,024,008	438,853
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,005,898	$665,637

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares outstanding	Class A ordinary shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance, January 1, 2012	123,581	$15,947	$1,478,233	$3,186,362	$(128,884)	$(225,671)	$4,325,987
Net shares issued (acquired) under share-based compensation plans	552	64	(21,428)	—	17,908	—	(3,456)
Share-based compensation	—	—	10,874	—	—	—	10,874
Excess tax benefit from share-based compensation plans	—	—	1,142	—	—	—	1,142
Retirement benefit adjustments, net of taxes of $3,650	—	—	—	—	—	6,777	6,777
Cancelation of treasury shares	—	(419)	(109,068)		109,487		—
Other	52	—	—	—	—	—	—
Net income	—	—	—	98,952	—	—	98,952
Balance, June 30, 2012	124,185	$15,592	$1,359,753	$3,285,314	$(1,489)	$(218,894)	$4,440,276

Balance, January 1, 2013	124,211	$15,593	$1,372,135	$3,366,964	$(1,886)	$(221,082)	$4,531,724
Net shares issued (acquired) under share-based compensation plans	1	4	2,107	—	(3,947)	—	(1,836)
Share-based compensation	—	—	13,379	—	—	—	13,379
Excess tax benefit from share-based compensation plans	—	—	157	—	—	—	157
Retirement benefit adjustments, net of taxes of $3,922	—	—	—	—	—	7,285	7,285
Other	—	—	1,820	—	—	—	1,820
Net income	—	—	—	150,978	—	—	150,978
Balance, June 30, 2013	124,212	$15,597	$1,389,598	$3,517,942	$(5,833)	$(213,797)	$4,703,507

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

The Company is a major provider of international and domestic offshore oil and gas contract drilling services and provides its services utilizing a fleet of 30 self-elevating mobile offshore “jack-up” drilling units.  The Company’s primary focus is on high-specification and premium jack-up rigs, which its customers use for exploratory and development drilling and, in certain areas, well workover operations.  Additionally, the Company has four ultra-deepwater drillships under construction. The first drillship, the Rowan Renaissance, is scheduled for delivery in December 2013 and expected to commence operations under a three-year contract in the first quarter of 2014. The second drillship, the Rowan Resolute, is scheduled for delivery in June 2014 and expected to commence operations under a three-year contract in the third quarter of 2014, and the third drillship, the Rowan Reliance, is scheduled for delivery in October 2014 and expected to commence operations under a three-year contract in the first quarter 2015.

The Company conducts offshore drilling operations in various markets throughout the world, which currently include the United Kingdom (U.K.) and Norwegian sectors of the North Sea, the Middle East, Southeast Asia, the U.S. Gulf of Mexico (US GOM), Trinidad and Egypt.

The financial information as of December 31, 2012, presented in this report does not constitute the Company's statutory accounts for that year within the meaning of the U.K. Companies Act 2006.  Statutory accounts as required by the Companies Act 2006 for the year ended December 31, 2012, have been delivered to the Registrar of Companies in the U.K. The auditors reported on those accounts; their report was unqualified, did not draw attention to any matters by way of emphasis and did not contain a statement under s498(2) or (3) of the Companies Act 2006.

Note 2 – Earnings Per Share

A reconciliation of basic and diluted shares follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Average common shares outstanding - basic	123,599	123,033	123,417	122,891
Effect of dilutive securities - share-based compensation	786	728	885	836
Average common shares - diluted	124,385	123,761	124,302	123,727

There were no adjustments to net income required for purposes of computing diluted earnings per share.

Share options and appreciation rights granted under share-based compensation plans are antidilutive and excluded from diluted earnings per share when their exercise or strike price exceeds the average market price during the period.  The following table sets forth antidilutive shares excluded from diluted earnings per share.  Such securities could potentially dilute earnings per share in the future (in thousands):

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Employee and director share options	53	42	53	42
Restricted shares	—	821	—	—
Share appreciation rights	1,017	616	1,017	616
Total potentially dilutive shares	1,070	1,479	1,070	658

Note 3 – Pension and Other Postretirement Benefits

The Company provides defined-benefit pension, health care and life insurance benefits upon retirement for certain full-time employees.

Recognized net periodic pension cost included the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Service cost	$2,881	$2,721	$5,731	$5,442
Interest cost	7,388	7,569	14,695	15,138
Expected return on plan assets	(9,567)	(9,367)	(19,028)	(18,734)
Amortization of net loss	6,852	7,559	13,626	13,804
Amortization of prior service cost	(1,181)	(1,158)	(2,349)	(2,317)
Total net pension cost	6,373	7,324	12,675	13,333
Less: Discontinued operations	—	1,424	—	1,424
Continuing operations	$6,373	$5,900	$12,675	$11,909

Recognized other postretirement benefit cost included the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Service cost	$355	$457	$707	$915
Interest cost	723	942	1,437	1,884
Amortization of net loss	—	80	—	161
Amortization of transition obligation	—	119	—	237
Amortization of prior service cost	(37)	(36)	(73)	(73)
Total other postretirement benefit cost	$1,041	$1,562	$2,071	$3,124

During the six months ended June 30, 2013, the Company contributed $8.2 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $15 million for the remainder of 2013.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4 – Commitments and Contingent Liabilities

The following table presents the status of the Company’s rigs under construction as of June 30, 2013.  Amounts include capitalized interest and an estimate for project contingencies (in millions):

	Scheduled delivery date	Total estimated project costs	Total costs incurred through June 30, 2013	Projected costs for the remainder of 2013	Projected costs in 2014	Projected costs in 2015	Total future costs

Rowan Renaissance	December 2013	$729	$232	$486	$11	$—	$497
Rowan Resolute	June 2014	737	261	44	432	—	476
Rowan Reliance	October 2014	732	194	34	500	4	538
Rowan Relentless	March 2015	755	180	26	103	446	575
		$2,953	$867	$590	$1,046	$450	$2,086

In addition, the Company expects to incur approximately $49 million of capital expenditures for the remainder of 2013 for riser gas-handling equipment, software certifications and drillship fleet spares to support its deepwater operations.

In July 2013, Hyundai Heavy Industries Co., Ltd, the builder of the four drillships currently under construction, extended the Company's option for construction of a fifth ultra-deepwater drillship to September 30, 2013, for delivery in the first quarter of 2016.

The Company periodically employs letters of credit in the normal course of its business, and had outstanding letters of credit of approximately $28.1 million at June 30, 2013.

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

Asbestos related claims – We are from time to time a party to various lawsuits filed by current or former employees that are incidental to our operations in which the claimants seek unspecified amounts of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on our drilling rigs.  At June 30, 2013, there were approximately 24 asbestos related lawsuits in which we are one of many defendants.  These lawsuits have been filed in the state courts of Louisiana, Mississippi and Texas.  We intend to vigorously defend against the litigation.  We are unable to predict the ultimate outcome of these lawsuits; however, we do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

The Company is involved in various other legal proceedings incidental to its businesses and is vigorously defending its position in all such matters.  Management believes that there are no known contingencies, claims or lawsuits, other than those described above, that could have a material effect on the Company's financial position, results of operations or cash flows.

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

Additionally, on March 6, 2013, the Company granted to certain members of management performance units (P-Units) that have a target value of $100 per unit.  The aggregate amount ultimately payable with respect to the P-Units will be determined by the Company’s total shareholder return (TSR) ranking compared to a group of peer companies over a three-year period ending December 31, 2015, and could range from zero to $11.6 million depending on performance.  Twenty-five percent of the P-Units’ value is determined by the Company’s relative TSR ranking for each one-year period ended December 31, 2013, 2014, and 2015, respectively, and 25% of the P-Units’ value is determined by the relative TSR ranking for the three-year period ended December 31, 2015.  Vesting of awards and any payment with respect to the P-Units would not occur until the third anniversary following the grant date.  Any employee who terminates employment with the Company prior to the third anniversary for any reason other than retirement will not receive any payment with respect to P-Units unless approved by the Compensation Committee. Any amount payable under the P-Units will be settled in cash.

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

At June 30, 2013, the Company had approximately $45.3 million of estimated unrecognized share-based compensation, which is expected to be recognized as compensation expense over a remaining weighted-average period of 1.9 years.

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

	June 30, 2013		December 31, 2012
	Fair value	Carrying value	Fair value	Carrying value

5% Senior Notes, due 2017	$431,076	$398,818	$445,568	$398,678
7.875% Senior Notes, due 2019	600,063	498,005	617,076	497,842
4.875% Senior Notes, due 2022	719,252	713,998	761,509	714,775
5.4% Senior Notes, due 2042	358,411	398,331	406,493	398,303
	$2,108,802	$2,009,152	$2,230,646	$2,009,598

Shareholders' Equity – In June 2013, the Company received $1.8 million in cash in the settlement of a bankruptcy court claim with respect to approximately 52 thousand shares of Company stock. The treasury shares had been held on behalf of the Company by a financial services firm as a custodian. The Company accounted for the receipt as an increase to additional paid-in capital.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-2 (“ASU 2013-2”), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-2 requires entities to disclose, among other items, the changes in accumulated balances for each component of other comprehensive income and current-period reclassifications out of accumulated other comprehensive income.  The Company had accumulated other comprehensive losses (AOCL) totaling $213.8 million and $218.9 million at June 30, 2013 and 2012, respectively, all of which were solely attributable to pension and other postretirement benefits.  All amounts reclassified from AOCL during the three and six months ended June 30, 2013 and 2012, were attributable to amortization of pension and postretirement benefit cost and totaled $3.7 million and $3.4 million for the three months ended June 30, 2013 and 2012, respectively, and $7.3 million and $6.8 million for the six months ended June 30, 2013 and 2012, respectively, net of tax (see Note 3).  There were no other changes in the balances of AOCL during the periods ended June 30, 2012 and 2013.

Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $36.4 million and $39.6 million at June 30, 2013 and 2012, respectively.  Interest capitalized in connection with rig construction projects totaled $11.5 million and $22.2 million in the three and six months ended June 30, 2013, as compared to $7.3 million and $14.1 million, respectively, in the comparable period of the prior year.

Income Taxes – Rowan Companies, Inc. (RCI), our predecessor company and currently a 100%-owned subsidiary, was domiciled in the U.S. and subject to a statutory rate of 35%.  Effective May 4, 2012, the date of the Company’s redomestication to the U.K., the Company became subject to the U.K. statutory rate of 26% through March 31, 2012, 24% from April 1, 2012 through March 31, 2013, and 23% from April 1, 2013 through March 31, 2014.

In accordance with US GAAP for interim reporting, the Company estimates its full-year effective tax rate and applies this rate to its year-to-date pretax income.  In addition, the Company separately calculates the tax impact of unusual items, if any.

The Company has not provided deferred income taxes on undistributed earnings of its non-U.K. subsidiaries, including RCI and non-U.S. subsidiaries of RCI.  It is the Company’s policy and intention to permanently reinvest the earnings of non-U.S. subsidiaries of RCI outside the U.S.  Generally, earnings of non-U.K. subsidiaries that are not subsidiaries of RCI may be distributed to the Company without imposition of either U.K. or local country tax.

Gain on Sale of Equipment – On June 6, 2013, the Company sold the Rowan Paris, one of the Company's older rigs, for $40.0 million in cash and recognized a gain of $19.2 million.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Material Charges and Other Operating Expenses - Material charges for the three and six months ended June 30, 2012 included $8.1 million and $9.8 million, respectively, of legal and consulting fees incurred in connection with the Company's redomestication. Material charges for the first six months of 2012 also included a $2.9 million noncash impairment charge for the carrying value of steel that was sold in 2012. There were no material charges reported for 2013.

Note 7 – Guarantees of Registered Securities

The following condensed consolidating financial information is presented on the equity method of accounting in accordance with Rule 3-10 of Regulation S-X in connection with the full, unconditional and irrevocable guarantee by Rowan Companies plc of the Senior Notes issued by its 100% owned subsidiary, RCI.

The financial information which follows reflects the organizational structure as of June 30, 2013. Financial information for the three and six months ended June 30, 2012, has been recast for the effects of an internal reorganization in the fourth quarter of 2012 and is presented as though the structure at June 30, 2013, was in place at January 1, 2012.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
June 30, 2013
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$62,730	$340,202	$602,966	$—	$1,005,898
Receivables - trade and other	234	106,410	363,655	—	470,299
Other current assets	757	61,006	25,413	—	87,176
Assets of discontinued operations	—	23,559	—	—	23,559
Total current assets	63,721	531,177	992,034	—	1,586,932

Property, plant and equipment - gross	—	1,316,176	6,571,689	—	7,887,865
Less accumulated depreciation and amortization	—	497,224	1,180,488	—	1,677,712
Property, plant and equipment - net	—	818,952	5,391,201	—	6,210,153

Investments in subsidiaries	4,652,863	5,113,475	—	(9,766,338)	—
Due from affiliates	446	1,749,991	1,111,949	(2,862,386)	—
Other assets	—	36,407	31,301	—	67,708
	$4,717,030	$8,250,002	$7,526,485	$(12,628,724)	$7,864,793

CURRENT LIABILITIES:
Accounts payable - trade	$109	$7,473	$70,045	$—	$77,627
Deferred revenues	—	—	55,084	—	55,084
Accrued liabilities	—	64,131	36,691	—	100,822
Liabilities of discontinued operations	—	21,255	—	—	21,255
Total current liabilities	109	92,859	161,820	—	254,788

Long-term debt	—	2,009,152	—	—	2,009,152
Due to affiliates	6,359	1,111,916	1,744,111	(2,862,386)	—
Other liabilities	7,055	320,288	74,602	—	401,945
Deferred income taxes - net	—	103,006	392,395	—	495,401
Shareholders' equity	4,703,507	4,612,781	5,153,557	(9,766,338)	4,703,507
	$4,717,030	$8,250,002	$7,526,485	$(12,628,724)	$7,864,793

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2012
(in thousands)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$58,628	$228,085	$737,295	$—	$1,024,008
Receivables - trade and other	107	95,386	328,346	—	423,839
Other current assets	293	46,614	34,842	—	81,749
Assets of discontinued operations	—	22,954	—	—	22,954
Total current assets	59,028	393,039	1,100,483	—	1,552,550

Property, plant and equipment - gross	—	1,311,987	6,349,106	—	7,661,093
Less accumulated depreciation and amortization	—	487,147	1,102,217	—	1,589,364
Property, plant and equipment - net	—	824,840	5,246,889	—	6,071,729

Investments in subsidiaries	4,562,016	1,355,968	—	(5,917,984)	—
Due from affiliates	—	4,524,480	391,008	(4,915,488)	—
Other assets	—	37,787	37,421	—	75,208
	$4,621,044	$7,136,114	$6,775,801	$(10,833,472)	$7,699,487

CURRENT LIABILITIES:
Accounts payable - trade	$1,277	$23,210	$58,517	$—	$83,004
Deferred revenues	—	—	52,340	—	52,340
Accrued liabilities	—	73,443	64,052	—	137,495
Liabilities of discontinued operations	—	21,255	—	—	21,255
Total current liabilities	1,277	117,908	174,909	—	294,094

Long-term debt	—	2,009,598	—	—	2,009,598
Due to affiliates	88,043	—	4,827,445	(4,915,488)	—
Other liabilities	—	323,778	66,421	—	390,199
Deferred income taxes - net	—	122,814	351,058	—	473,872
Shareholders' equity	4,531,724	4,562,016	1,355,968	(5,917,984)	4,531,724
	$4,621,044	$7,136,114	$6,775,801	$(10,833,472)	$7,699,487

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended June 30, 2013
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$25,277	$408,087	$(24,481)	$408,883

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	5,991	234,534	(24,481)	216,044
Depreciation and amortization	—	12,635	53,896	—	66,531
Selling, general and administrative	6,887	1,737	24,639	—	33,263
Loss (gain) on disposals of property and equipment	—	19	(19,241)	—	(19,222)
Total costs and expenses	6,887	20,382	293,828	(24,481)	296,616

INCOME (LOSS) FROM OPERATIONS	(6,887)	4,895	114,259	—	112,267

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(17,685)	(30)	30	(17,685)
Interest income	52	160	186	(30)	368
Other - net	2,502	(2,302)	(643)	—	(443)
Total other income (expense) - net	2,554	(19,827)	(487)	—	(17,760)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,333)	(14,932)	113,772	—	94,507
(Benefit) provision for income taxes	—	(9,610)	21,273	—	11,663

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,333)	(5,322)	92,499	—	82,844

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	87,177	81,083	—	(168,260)	—

NET INCOME	$82,844	$75,761	$92,499	$(168,260)	$82,844

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended June 30, 2012
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$39,375	$344,282	$(32,639)	$351,018

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	162	7,677	212,914	(32,639)	188,114
Depreciation and amortization	—	13,791	47,539	—	61,330
Selling, general and administrative	4,034	3,881	17,183	—	25,098
Loss (gain) on disposals of property and equipment	—	1,374	(3,437)	—	(2,063)
Material charges and other operating expenses	8,126	(6)	6	—	8,126
Total costs and expenses	12,322	26,717	274,205	(32,639)	280,605

INCOME (LOSS) FROM OPERATIONS	(12,322)	12,658	70,077	—	70,413

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(12,906)	(87)	—	(12,993)
Interest income	5	98	43	—	146
Loss on debt extinguishment	—	(11,180)	(587)	—	(11,767)
Other - net	2	98	(222)	—	(122)
Total other income (expense) - net	7	(23,890)	(853)	—	(24,736)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(12,315)	(11,232)	69,224	—	45,677
(Benefit) provision for income taxes	—	3,324	(8,495)	—	(5,171)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(12,315)	(14,556)	77,719	—	50,848

DISCONTINUED OPERATIONS, NET OF TAX	—	(1,413)	—	—	(1,413)

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	61,750	53,055	—	(114,805)	—

NET INCOME	$49,435	$37,086	$77,719	$(114,805)	$49,435

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Six months ended June 30, 2013
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$59,636	$799,606	$(56,121)	$803,121

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	17,309	464,325	(56,121)	425,513
Depreciation and amortization	—	25,276	105,871	—	131,147
Selling, general and administrative	16,099	2,451	44,144	—	62,694
Loss (gain) on disposals of property and equipment	—	229	(19,143)	—	(18,914)
Total costs and expenses	16,099	45,265	595,197	(56,121)	600,440

INCOME (LOSS) FROM OPERATIONS	(16,099)	14,371	204,409	—	202,681

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(36,266)	(68)	68	(36,266)
Interest income	94	236	465	(68)	727
Other - net	5,001	(4,770)	(1,468)	—	(1,237)
Total other income (expense) - net	5,095	(40,800)	(1,071)	—	(36,776)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,004)	(26,429)	203,338	—	165,905
(Benefit) provision for income taxes	—	(16,998)	31,925	—	14,927

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(11,004)	(9,431)	171,413	—	150,978

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	161,982	131,330	—	(293,312)	—

NET INCOME	$150,978	$121,899	$171,413	$(293,312)	$150,978

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Six months ended June 30, 2012
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$81,263	$671,057	$(67,825)	$684,495

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	162	14,289	423,627	(67,825)	370,253
Depreciation and amortization	—	26,673	93,623	—	120,296
Selling, general and administrative	4,675	9,910	33,569	—	48,154
Loss (gain) on disposals of property and equipment	—	1,541	(3,660)	—	(2,119)
Material charges and other operating expenses	9,801	1,357	1,539	—	12,697
Total costs and expenses	14,638	53,770	548,698	(67,825)	549,281

INCOME (LOSS) FROM OPERATIONS	(14,638)	27,493	122,359	—	135,214

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(23,959)	(291)	—	(24,250)
Interest income	10	141	109	—	260
Loss on debt extinguishment	—	(11,180)	(587)	—	(11,767)
Other - net	2	134	1,079	—	1,215
Total other income (expense) - net	12	(34,864)	310	—	(34,542)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(14,626)	(7,371)	122,669	—	100,672
(Benefit) provision for income taxes	—	5,452	(11,127)	—	(5,675)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(14,626)	(12,823)	133,796	—	106,347

DISCONTINUED OPERATIONS, NET OF TAX	—	(7,395)	—	—	(7,395)

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	113,578	103,441	—	(217,019)	—

NET INCOME	$98,952	$83,223	$133,796	$(217,019)	$98,952

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended June 30, 2013
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$82,844	$75,761	$92,499	$(168,260)	$82,844

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	4,447	4,447	—	(4,447)	4,447
Amortization of prior service credit	(790)	(790)	—	790	(790)

	3,657	3,657	—	(3,657)	3,657

COMPREHENSIVE INCOME	$86,501	$79,418	$92,499	$(171,917)	$86,501

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended June 30, 2012
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$49,435	$37,086	$77,719	$(114,805)	$49,435

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	4,087	4,087	—	(4,087)	4,087
Amortization of transition obligation	77	77	—	(77)	77
Amortization of prior service credit	(776)	(776)	—	776	(776)

	3,388	3,388	—	(3,388)	3,388

COMPREHENSIVE INCOME	$52,823	$40,474	$77,719	$(118,193)	$52,823

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Six months ended June 30, 2013
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$150,978	$121,899	$171,413	$(293,312)	$150,978

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	8,859	8,859	—	(8,859)	8,859
Amortization of prior service credit	(1,574)	(1,574)	—	1,574	(1,574)

	7,285	7,285	—	(7,285)	7,285

COMPREHENSIVE INCOME	$158,263	$129,184	$171,413	$(300,597)	$158,263

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Six months ended June 30, 2012
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$98,952	$83,223	$133,796	$(217,019)	$98,952

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	8,174	8,174	—	(8,174)	8,174
Amortization of transition obligation	154	154	—	(154)	154
Amortization of prior service credit	(1,551)	(1,551)	—	1,551	(1,551)

	6,777	6,777	—	(6,777)	6,777

COMPREHENSIVE INCOME	$105,729	$90,000	$133,796	$(223,796)	$105,729

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidated Statements of Cash Flows
Six months ended June 30, 2013
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(9,724)	$(31,349)	$275,405	$—	$234,332

INVESTING ACTIVITIES:
Property, plant and equipment additions	—	(31,984)	(266,671)	—	(298,655)
Proceeds from disposals of property, plant and equipment	—	2,233	39,823	—	42,056
Investments in consolidated subsidiaries	—	(145,791)	—	145,791	—

Net cash used in investing activities	—	(175,542)	(226,848)	145,791	(256,599)

FINANCING ACTIVITIES:
Advances (to) from affiliates	9,826	318,851	(328,677)	—	—
Contributions from parent	—	—	145,791	(145,791)	—
Excess tax benefits from share-based compensation	—	157	—	—	157
Proceeds from exercise of share options	2,180	—	—	—	2,180
Other	1,820	—	—	—	1,820

Net cash provided by (used in) financing activities	13,826	319,008	(182,886)	(145,791)	4,157

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,102	112,117	(134,329)	—	(18,110)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,628	228,085	737,295	—	1,024,008

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,730	$340,202	$602,966	$—	$1,005,898

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidated Statements of Cash Flows
Six months ended June 30, 2012
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(14,565)	$58,243	$210,133	$(91,000)	$162,811

INVESTING ACTIVITIES:
Property, plant and equipment additions	—	(20,718)	(270,055)	—	(290,773)
Proceeds from disposals of property, plant and equipment	—	5,653	3,594	—	9,247
Increase in restricted cash	—	(9,449)	—	—	(9,449)
Investments in consolidated subsidiaries	—	(6,669)	—	6,669	—

Net cash used in investing activities	—	(31,183)	(266,461)	6,669	(290,975)

FINANCING ACTIVITIES:
Repayments of borrowings	—	(101,602)	(38,007)	—	(139,609)
Advances (to) from affiliates	9,068	(159,248)	150,180	—	—
Contributions from parent	—	—	6,669	(6,669)	—
Proceeds from borrowings	—	493,415	—	—	493,415
Dividends paid	—	—	(91,000)	91,000	—
Excess tax benefits from share-based compensation	—	1,142	—	—	1,142

Net cash provided by (used in) financing activities	9,068	233,707	27,842	84,331	354,948

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,497)	260,767	(28,486)	—	226,784
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,472	184,677	232,704	—	438,853

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,975	$445,444	$204,218	$—	$665,637

ROWAN COMPANIES PLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

For the three months ended June 30, 2013, revenues increased by approximately $58 million or 16% to $409 million from $351 million in the comparable prior-year period. For the six months ended June 30, 2013, revenues increased by approximately $119 million or 17% to $803 million from $684 million in the comparable prior-year period. The increases were primarily due to higher day rates and utilization and the full-quarter impact of the Joe Douglas, which commenced initial operations in February 2012. Our utilization and average day rates by rig classification were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Utilization: (1)
High specification jack-up (2)	96%	93%	95%	94%
Premium jack-up(3)	73%	63%	71%	57%
Conventional jack-up	27%	33%	23%	33%

Average day rate: (4)
High specification jack-up	$200,144	$177,598	$201,032	$177,240
Premium jack-up	$101,876	$94,612	$99,957	$95,400
Conventional jack-up	$119,614	$72,198	$109,856	$73,000

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

On June 6, 2013, the Company sold the Rowan Paris, one of the Company's older rigs, for $40.0 million in cash and recognized a gain of $19.2 million.

Income from operations, which includes the gain on sale of the Rowan Paris, increased by $41.9 million or 59% to $112.3 million from $70.4 million in the second quarter of 2012. For the six months ended June 30, 2013, income from operations increased by $67.5 million or 50% to $202.7 million from $135.2 million in the comparable prior-year period.

Net income from continuing operations increased by $32.0 million or 63% to $82.8 million from $50.8 million in the second quarter of 2012. For the six months ended June 30, 2013, net income from continuing operations increased by $44.6 million or 42% to $151.0 million from $106.3 million in the comparable prior-year period.

We recognized income tax expense of $11.7 million and $14.9 million in the three and six months ended June 30, 2013, respectively, compared to benefits of $5.2 million and $5.7 million in the comparable prior-year periods. Income tax expense for the three and six months ended June 30, 2013, was higher by $6.7 million as a result of the sale of the Rowan Paris in June 2013. Excluding the effect of the rig sale, the effective tax rate for the six months ended June 30, 2013, approximated 6.3%. The low rate in 2013 (relative to the 35% U.S. and 24% U.K. statutory rates) and the recognition of net tax benefits in 2012 were primarily due to the amortization of benefits related to outbounding certain rigs to our non-U.S. subsidiaries in prior years and a significant proportion of income earned in low-tax foreign jurisdictions.

As of July 18, 2013, the date of our most recent Fleet Status Report, we had six jack-ups in the North Sea, ten in the Middle East, seven in the US GOM, two in Malaysia, two in Trinidad, and one each in Egypt and Indonesia. Additionally, one rig was in a shipyard in Singapore in preparation for operations in Indonesia beginning in the third quarter of 2013. As of July 18, 2013, five

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of our rigs had drilling contracts estimated to be completed in 2013, fifteen had contracts estimated to be completed in 2014, seven had contracts estimated to be completed in 2015 through 2017, and three were available.

In addition, we currently have drilling contracts for three of our four ultra-deepwater drillships under construction. The Rowan Renaissance has a three-year contract, which is expected to commence in the first quarter of 2014 following its scheduled delivery from the shipyard in December 2013. The Rowan Renaissance is expected to operate initially in West Africa at an effective day rate of $619,000. In June 2013, we entered into a three-year contract for the Rowan Resolute, which is expected to commence operations in the US GOM in the third quarter 2014 at an effective day rate of $608,000. In August 2013, we entered into a three-year contract for the Rowan Reliance, which is expected to commence operations in the US GOM in the first quarter 2015 at an effective day rate of $602,000.

KEY PERFORMANCE MEASURES

The following table presents certain key performance measures for our fleet:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues (in thousands):
Northern Europe	$135,648	$126,619	$274,755	$249,600
Middle East(1)	101,695	102,778	203,402	189,656
US GOM	59,381	52,864	109,644	122,501
Southeast Asia	57,695	30,442	108,335	53,593
Other international(2)	45,333	28,620	89,841	52,772
Subtotal - Day-rate revenues	399,752	341,323	785,977	668,122
Other revenues(3)	9,131	9,695	17,144	16,373
Total	$408,883	$351,018	$803,121	$684,495
Revenue-producing days:
Northern Europe	528	540	1049	1,080
Middle East	739	786	1490	1,382
US GOM	433	444	812	1,033
Southeast Asia	343	237	660	419
Other international	270	210	531	391
Total	2,313	2,217	4,542	4,305
Average day rate:(4)
Northern Europe	$256,752	$234,480	$261,926	$231,111
Middle East	$137,693	$130,761	$136,548	$137,233
US GOM	$137,119	$119,063	$134,947	$118,588
Southeast Asia	$168,289	$128,447	$164,140	$127,907
Other international	$167,835	$136,286	$169,066	$134,967
Total fleet	$172,837	$153,957	$173,028	$155,197
Utilization:(5)
Northern Europe	97%	99%	97%	99%
Middle East	76%	79%	76%	69%
US GOM	68%	61%	64%	65%
Southeast Asia	94%	71%	91%	81%
Other international	99%	99%	98%	99%
Total fleet	83%	79%	81%	77%

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

RESULTS OF OPERATIONS

Three months ended June 30, 2013, compared to three months ended June 30, 2012

Our operating results for the three months ended June 30, 2013 and 2012 are highlighted below (dollars in millions):

	Three months ended June 30, 2013		Three months ended June 30, 2012
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$408.9	100%	$351.0	100%
Operating costs	(216.0)	-53%	(188.1)	-54%
Depreciation expense	(66.5)	-16%	(61.3)	-17%
Selling, general and administrative expenses	(33.3)	-8%	(25.1)	-7%
Net gain on disposals of property and equipment	19.2	5%	2.0	1%
Material charges and other operating expenses	—	—%	(8.1)	-2%
Operating income	$112.3	27%	$70.4	20%

Revenues for the three months ended June 30, 2013, increased by $57.9 million or 16% compared to the three months ended June 30, 2012, as a result of the following (in millions):

Increase (decrease)

Higher average day rates for existing rigs	$43.7
Higher utilization of existing rigs	14.8
Revenues for reimbursable costs and other, net	(0.6)
Net increase	$57.9

Operating costs for the three months ended June 30, 2013, increased by $27.9 million or 15% compared to the three months ended June 30, 2012 as a result of the following (in millions):

Increase

Increase due to rigs operating in higher-cost locations	$20.8
Expansion of foreign shorebases	3.6
Other, net	3.5
Net increase	$27.9

Our operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses and material charges) increased to approximately 47% of revenues in the second quarter of 2013 from 46% in the second quarter of 2012 primarily due to higher day rates.  Depreciation increased by $5.2 million or 8% compared to the second quarter of 2012 due to improvements to the fleet.

Selling, general and administrative expenses increased by $8.2 million or 33% due primarily to professional services and fees for initiatives related to the Company's internationalization, entry into the ultra-deepwater market and corporate restructuring; the noncash impact of the new retirement policy on the vesting period for share-based compensation and incremental incentive-based compensation based on the Company's projected performance.

Six months ended June 30, 2013, compared to six months ended June 30, 2012

Our operating results for the six months ended June 30, 2013 and 2012 are highlighted below (dollars in millions):

	Six months ended June 30, 2013		Six months ended June 30, 2012
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$803.1	100%	$684.5	100%
Operating costs	(425.5)	-53%	(370.2)	-54%
Depreciation expense	(131.1)	-16%	(120.3)	-18%
Selling, general and administrative expenses	(62.7)	-8%	(48.2)	-7%
Net gain on disposals of property and equipment	18.9	2%	2.1	—%
Material charges and other operating expenses	—	—%	(12.7)	-2%
Operating income	$202.7	25%	$135.2	20%

Revenues for the six months ended June 30, 2013, increased by $118.6 million or 17% compared to the six months ended June 30, 2012, as a result of the following (in millions):

Increase

Higher average day rates for existing rigs	$77.0
Higher utilization of existing rigs	30.3
Addition of the Joe Douglas	10.6
Revenues for reimbursable costs and other, net	0.7
Net increase	$118.6

The Joe Douglas commenced operations in February 2012 and contributed 180 revenue-producing days for the six months ended June 30, 2013, compared to 136 days in the comparable prior-year period.

Operating costs for the six months ended June 30, 2013, increased by $55.3 million or 15% compared to the comparable prior-year period as a result of the following (in millions):

Increase

Increase due to rigs operating in higher-cost locations	$39.7
Addition of the Joe Douglas	1.9
Expansion of foreign shorebases	5.7
Other, net	8.0
Net increase	$55.3

Our operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses and material charges) was approximately 47% of revenues in the first six months of 2013 compared to 46% in the first six months of 2012. Depreciation increased by $10.8 million or 9% over the 2012 period primarily due to improvements to the existing fleet.

Selling, general and administrative expenses increased by $14.5 million or 30% due primarily to professional services and fees for initiatives related to the Company's internationalization, entry into the ultra-deepwater market and corporate restructuring; the noncash impact of the new retirement policy on the vesting period for share-based compensation; incremental incentive-based compensation based on the Company's projected performance and fair market adjustments to certain share-based awards based on changes in the share price.

Outlook

Our backlog by geographic area as of July 18, 2013 and February 21, 2013 (as presented in our 2012 Form 10-K), is set forth below. Backlog has been adjusted to include the recently announced drilling contract for the Company's third ultra-deepwater drillship under construction, the Rowan Reliance, which is expected to enter service in the first quarter of 2015 following its scheduled delivery in October 2014. The other two drillships under construction with contracts, the Rowan Renaissance and Rowan Resolute, are expected to commence operations in the first and third quarters of 2014, respectively. Backlog at July 18, 2013 for the US GOM and West Africa includes $1.8 billion and $226 million, respectively, attributable to the three drillships under construction (in millions):

	July 18, 2013	February 21, 2013

Northern Europe	$1,568	$1,599
Middle East	641	790
US GOM	1,891	594
West Africa	226	226
Southeast Asia	133	183
Other international	128	203
	$4,587	$3,595

We estimate our backlog will be realized as follows (in millions):

2013	$636
2014	1,232
2015	1,206
2016	1,016
2017	497
$4,587

About 73% and 48% of our remaining available rig days in 2013 and 2014, respectively, were under contract or commitment as of July 18, 2013.

Our "out-of-service days" declined to approximately 7.8% of our available rig days in the second quarter 2013, as compared to 9.3% in the first quarter 2013 and 11.1% in the second quarter 2012.  We define out-of-service days as days for which no revenues are recognized other than operational downtime (when a rig is under contract but not earning a day rate due to mechanical issues) and cold-stacked days. The Company may be compensated for certain out-of-service days, such as for shipyard stays or for rig transit periods preceding a contract; however, recognition of any such compensation is deferred and recognized over the period of drilling operations. We currently expect out-of-service days to be approximately 12% and 9% of our available rig days for the third quarter and full year 2013, respectively, compared to 11.6% experienced for 2012. We expect operational downtime, which is excluded from out-of-service days, to approximate 2.5% of operating days.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios follows (dollars in millions):

	June 30, 2013	December 31, 2012

Cash and cash equivalents	$1,005.9	$1,024.0
Current assets (excluding assets of discontinued operations)	$1,563.4	$1,529.6
Current liabilities (excluding liabilities of discontinued operations)	$233.5	$272.8
Current ratio (excluding assets and liabilities of discontinued operations)	6.70	5.61
Long-term debt	$2,009.2	$2,009.6
Shareholders' equity	$4,703.5	$4,531.7
Long-term debt/total capitalization	0.30	0.31

Sources and uses of cash and cash equivalents were as follows (in millions):

	Six months ended June 30,
	2013	2012

Net cash provided by operating activities	$234.3	$162.8
Capital expenditures	(298.7)	(290.8)
Repayments of borrowings	—	(139.6)
Increase in restricted cash	—	(9.4)
Proceeds from borrowings, net of issue costs	—	493.4
Proceeds from disposals of property and equipment	42.1	9.3
Proceeds from exercise of share options	2.2	—
Other	2.0	1.1
Total net source (use)	$(18.1)	$226.8

Operating Cash Flows

Cash flows from operations increased to approximately $234 million in the six months ended June 30, 2013, from $163 million in the comparable prior-year period.  Operating cash flows for 2013 were favorably impacted by a reduction in the required minimum pension contribution as a result of the Moving Ahead for Progress in the 21st Century Act, which became effective in July 2012.  The Company contributed $5.6 million to its qualified pension plan in the first six months of 2013 compared to $31.4 million in the comparable period of 2012.  The Company anticipates contributing approximately $12.4 million to its qualified plan over the remainder of 2013.

The Company has not provided deferred income taxes on undistributed earnings of its non-U.K. subsidiaries, including RCI and non-U.S. subsidiaries of RCI.  It is the Company’s policy and intention to permanently reinvest the earnings of non-U.S. subsidiaries of RCI outside the U.S.  Generally, earnings of non-U.K. subsidiaries that are not subsidiaries of RCI can be distributed to the Company without imposition of either U.K. or local country tax.

As of December 31, 2012, unremitted earnings of RCI were approximately $2,453 million, and unremitted earnings of the non-U.S. subsidiaries of RCI were approximately $400 million.  Should the non-U.S. subsidiaries of RCI make a distribution from these earnings, we may be subject to additional U.S. income taxes.  It is not practicable to estimate the amount of a deferred tax liability related to the undistributed earnings, and RCI has no plan to distribute earnings in a manner that would cause them to be subject to U.S., U.K. or other local country taxation.

At June 30, 2013, RCI and the non-U.S. subsidiaries of RCI held approximately $340 million and $372 million, respectively, of the $1.0 billion of consolidated cash and cash equivalents.   The Company has significant net assets, liquidity, contract backlog and/or other financial resources available to meet its operational and capital investment requirements and otherwise allow us to continue to maintain our policy of reinvesting such undistributed earnings outside the U.K. and U.S. indefinitely.

Management expects to fund its cash requirements over the next twelve months from available cash, cash flow from operating activities, potential financings and draws under our revolving credit facility, if necessary. The exact timing of any new financings will be subject to market conditions.

We were in compliance with our debt covenants at June 30, 2013, and we do not expect to encounter difficulty complying in the following twelve-month period.

Investing Activities

Reference should be made to Note 4 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for the status of our newbuild rig projects.

Capital expenditures totaled $298.7 million for the first six months of 2013, and included the following:

•	$121.7 million towards construction of the ultra-deepwater drillships Rowan Renaissance, Rowan Resolute, Rowan Reliance and Rowan Relentless;

•	$147.3 million for improvements to the existing fleet, including contractually required modifications; and

•	$29.7 million for rig equipment inventory and other.

For the remainder of 2013, we expect our capital expenditures to be approximately $931 million, including $590 million towards construction of our four ultra-deepwater drillships, $181 million for life enhancement projects and existing fleet maintenance capital, $71 million for partially reimbursed contractually required modifications to the fleet, $49 million for riser gas-handling equipment, software certifications and drillship fleet spares in support of deepwater operations, and $40 million for equipment spares, drill pipe and improvements to our shore bases.

We expect to fund the four drillships currently under construction and other capital expenditures from available cash, cash flows from operations, future financings and the revolving credit facility, if necessary.

In July 2013, Hyundai Heavy Industries Co., Ltd, extended the Company's option for construction of a fifth ultra-deepwater drillship to September 30, 2013, for delivery in the first quarter of 2016.

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

During the quarter ended June 30, 2013, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates were based.

Recent Accounting Standards

There have been no new accounting standards issued that are expected to have a material effect on the Company’s financial statements upon adoption.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “could,” “may,” “might,” “should,” “will,” “forecast,” “potential,” “outlook,” “scheduled,” “predict,” “will be,” “will continue,” “will likely,” result,” and similar words and specifically include statements regarding expected financial performance; growth strategies; expected utilization, day rates, revenues, operating expenses, contract terms, contract backlog, capital expenditures, tax rates and positions, insurance coverages, access to financing and funding sources; the availability, delivery, mobilization, contract commencement, relocation or other movement of rigs and the timing thereof; future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and costs and timing thereof; the suitability of rigs for future contracts; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory  requirements and complexity; expected contributions from our new rigs and our entry into the ultra-deepwater market; expense management; the likely outcome of legal proceedings or insurance or other claims and the timing thereof; activity levels in the offshore drilling market; customer drilling programs; and commodity prices. Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

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

•	governmental regulatory, legislative and permitting requirements affecting drilling operations in the areas in which our rigs operate;

•	tax matters, including our effective tax rates, tax positions, results of audits, changes in tax laws, treaties and regulations, tax assessments and liabilities for taxes;

•	changes in worldwide rig supply and demand, competition or technology, including as a result of delivery of newbuild drilling rigs and reactivation of rigs;

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

•	access to spare parts, equipment and personnel to maintain, upgrade and service our fleet;

•	possible cancellation or suspension of drilling contracts as a result of force majeure, mechanical difficulties, delays, performance or other reasons;

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

•
terrorism, piracy, political instability, hostilities, acts of war, nationalization, expropriation, confiscation or deprivation of our assets or military action impacting our operations, assets or financial performance in our areas of operations, including the Middle East;

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

In addition to the risks, uncertainties and assumptions described above, you should also carefully read and consider the risk factors and forward-looking statement disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2012. We disclaim any obligation to update or revise any forward-looking statements except as required by applicable law or regulation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding debt at June 30, 2013, consisted entirely of fixed-rate debt with a carrying value of $2.009 billion and a weighted-average annual interest rate of 5.7%.  Due to the fixed-rate nature of our debt, we believe that our exposure to risk of earnings loss due to changes in market interest rates is not material.

We have a $750 million revolving credit facility that expires June 30, 2016.  There were no borrowings outstanding under the facility at June 30, 2013.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to acquisitions of our shares for the second quarter of 2013:

Month ended	Total number of shares acquired [1]	Average price paid per share [1]	Total number of shares purchased as part of publicly announced plans or programs [2]	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
Balance forward				$24,987,408
April 30, 2013	1,937	$4.50	—	24,987,408
May 31, 2013	3,839	$33.82	—	24,987,408
June 30, 2013	4,572	$0.125	—	24,987,408
Total	10,348	$13.44	—

[1] The total number of shares acquired includes (i) shares acquired from employees and non-employee directors by an affiliated employee benefit trust upon forfeiture of nonvested awards or in satisfaction of tax withholding requirements and (ii) shares purchased, if any, pursuant to a publicly announced share repurchase program described in note 2 below. The price paid for shares acquired as a result of forfeitures is the par value of $0.125 per share. The price paid for shares acquired in satisfaction of withholding taxes is the share price on the date of the transaction. There were no shares repurchased under the Company's share repurchase program during the second quarter of 2013.

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

Restrictive provisions in the Company’s debt agreements require the Company to maintain a minimum level of shareholders’ equity equal to no less than the 100% of the book value of outstanding debt.  The payment of future dividends and the purchase of shares on the open market, if any, would only be made from distributable profits at the discretion of the Board of Directors.

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

ROWAN COMPANIES PLC
(Registrant)

Date: August 7, 2013	/s/ J. KEVIN BARTOL
J. Kevin Bartol
Executive Vice President,
Chief Financial Officer and Treasurer

Date: August 7, 2013	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Vice President and Controller
(Chief Accounting Officer)