Form 10-Q
period 2013-09-30
ROWAN COMPANIES PLC
filed 2013-11-08
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

The number of Class A ordinary shares, $0.125 par value, outstanding at October 31, 2013, was 124,236,421.

ROWAN COMPANIES PLC

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ROWAN COMPANIES PLC AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,008,879	$1,024,008
Receivables - trade and other	496,356	423,839
Prepaid expenses and other current assets	55,258	55,121
Deferred tax assets - net	18,876	26,628
Assets of discontinued operations	23,687	22,954
Total current assets	1,603,056	1,552,550

PROPERTY, PLANT AND EQUIPMENT:
Drilling equipment	6,949,524	6,764,046
Construction in progress	942,606	756,308
Other property and equipment	151,699	140,739
Property, plant and equipment - gross	8,043,829	7,661,093
Less accumulated depreciation and amortization	1,746,007	1,589,364
Property, plant and equipment - net	6,297,822	6,071,729

Other assets	63,407	75,208

TOTAL ASSETS	$7,964,285	$7,699,487

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except shares) (Unaudited)

	September 30, 2013	December 31, 2012
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$95,568	$83,004
Deferred revenues	67,700	52,340
Accrued pension and other postretirement benefits	5,681	23,392
Accrued compensation and related employee costs	49,513	43,732
Accrued income taxes	4,004	26,088
Accrued interest	26,692	27,711
Other current liabilities	10,033	16,572
Liabilities of discontinued operations	20,122	21,255
Total current liabilities	279,313	294,094

Long-term debt	2,008,926	2,009,598
Other liabilities	419,639	390,199
Deferred income taxes - net	488,822	473,872
Commitments and contingent liabilities (Note 4)	—	—

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value, 124,778,407 and 124,740,407 shares issued at September 30, 2013, and December 31, 2012, respectively	15,597	15,593
Additional paid-in capital	1,398,181	1,372,135
Retained earnings	3,569,842	3,366,964
Cost of 541,837 and 529,387 treasury shares at September 30, 2013, and December 31, 2012, respectively	(5,939)	(1,886)
Accumulated other comprehensive loss	(210,096)	(221,082)
Total shareholders' equity	4,767,585	4,531,724

TOTAL LIABILITIES AND EQUITY	$7,964,285	$7,699,487

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

REVENUES	$382,808	$353,910	$1,185,929	$1,038,405

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	211,827	188,152	637,340	558,405
Depreciation and amortization	69,274	63,027	200,421	183,323
Selling, general and administrative	33,263	25,780	95,957	73,934
Gain on disposals of property and equipment	(65)	(559)	(18,979)	(2,678)
Material charges and other operating expenses	—	18,174	—	30,871
Total costs and expenses	314,299	294,574	914,739	843,855

INCOME FROM OPERATIONS	68,509	59,336	271,190	194,550

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(17,111)	(13,690)	(53,377)	(37,940)
Loss on extinguishment of debt	—	(10,456)	—	(22,223)
Interest income	417	263	1,144	523
Other - net	(368)	(505)	(1,605)	710
Total other income (expense) - net	(17,062)	(24,388)	(53,838)	(58,930)

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	51,447	34,948	217,352	135,620
(Benefit) provision for income taxes	(453)	8,533	14,474	2,858

NET INCOME FROM CONTINUING OPERATIONS	51,900	26,415	202,878	132,762

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	1,164	—	(6,231)

NET INCOME	$51,900	$27,579	$202,878	$126,531

INCOME (LOSS) PER SHARE - BASIC:
Income from continuing operations	$0.42	$0.21	$1.64	$1.08
Discontinued operations	$—	$0.01	$—	$(0.05)
Net income	$0.42	$0.22	$1.64	$1.03

INCOME (LOSS) PER SHARE - DILUTED:
Income from continuing operations	$0.42	$0.21	$1.63	$1.07
Discontinued operations	$—	$0.01	$—	$(0.05)
Net income	$0.42	$0.22	$1.63	$1.02

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

NET INCOME	$51,900	$27,579	$202,878	$126,531

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes of $1,993 and $1,845 for the three months ended September 30, 2013 and 2012, and $5,915 and $5,494 for the nine months ended September 30, 2013 and 2012, respectively:

Amortization of net loss	4,500	4,131	13,359	12,305
Amortization of transition obligation	—	77	—	231
Amortization of prior service credit	(799)	(782)	(2,373)	(2,333)

	3,701	3,426	10,986	10,203

COMPREHENSIVE INCOME	$55,601	$31,005	$213,864	$136,734

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2013	2012
CASH PROVIDED BY OPERATIONS:
Net income	$202,878	$126,531
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	200,421	183,323
Deferred income taxes	(9,928)	(5,068)
Provision for pension and postretirement benefits	22,810	27,813
Share-based compensation expense	27,319	20,108
Gain on disposals of property, plant and equipment	(18,979)	(2,678)
Postretirement benefit claims paid	(2,759)	(3,050)
Contributions to pension plans	(18,609)	(41,761)
Asset impairment charges	—	2,896
Write-off of deferred debt issuance costs	—	690
Changes in current assets and liabilities:
Receivables - trade and other	(49,233)	(115,873)
Prepaid expenses and other current assets	(137)	(20,029)
Accounts payable	16,032	(1,115)
Accrued income taxes	(18,653)	(2,259)
Deferred revenues	15,360	(245)
Other current liabilities	(24,118)	10,349
Net changes in other noncurrent assets and liabilities	49,628	9,870
Net cash provided by operations	392,032	189,502

CASH USED IN INVESTING ACTIVITIES:
Capital expenditures	(455,164)	(566,089)
Proceeds from disposals of property, plant and equipment	42,295	10,553
Net cash used in investing activities	(412,869)	(555,536)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from borrowings	—	493,415
Debt issue costs	—	(799)
Repayments of borrowings	—	(238,453)
Excess tax benefits from share-based compensation	977	1,153
Proceeds from exercise of share options	2,911	155
Other	1,820	—
Net cash provided by financing activities	5,708	255,471

DECREASE IN CASH AND CASH EQUIVALENTS	(15,129)	(110,563)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,024,008	438,853
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,008,879	$328,290

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares outstanding	Class A ordinary shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance, January 1, 2012	123,581	$15,947	$1,478,233	$3,186,362	$(128,884)	$(225,671)	$4,325,987
Net shares issued (acquired) under share-based compensation plans	553	64	(21,362)	—	17,483	—	(3,815)
Share-based compensation	—	—	18,252	—	—	—	18,252
Excess tax benefit from share-based compensation plans	—	—	1,153	—	—	—	1,153
Retirement benefit adjustments, net of taxes of $5,494	—	—	—	—	—	10,203	10,203
Cancelation of treasury shares	—	(419)	(109,068)	—	109,487	—	—
Other	52	—	—	—	—	—	—
Net income	—	—	—	126,531	—	—	126,531
Balance, September 30, 2012	124,186	$15,592	$1,367,208	$3,312,893	$(1,914)	$(215,468)	$4,478,311

Balance, January 1, 2013	124,211	$15,593	$1,372,135	$3,366,964	$(1,886)	$(221,082)	$4,531,724
Net shares issued (acquired) under share-based compensation plans	26	4	2,331	—	(4,053)	—	(1,718)
Share-based compensation	—	—	20,918	—	—	—	20,918
Excess tax benefit from share-based compensation plans	—	—	977	—	—	—	977
Retirement benefit adjustments, net of taxes of $5,915	—	—	—	—	—	10,986	10,986
Other	—	—	1,820	—	—	—	1,820
Net income	—	—	—	202,878	—	—	202,878
Balance, September 30, 2013	124,237	$15,597	$1,398,181	$3,569,842	$(5,939)	$(210,096)	$4,767,585

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

The Company is a major provider of international and domestic offshore oil and gas contract drilling services and provides its services utilizing a fleet of 30 self-elevating mobile offshore “jack-up” drilling units.  The Company’s primary focus is on high-specification and premium jack-up rigs, which its customers use for exploratory and development drilling and associated drilling services.  Additionally, the Company has four ultra-deepwater drillships under construction. The Rowan Renaissance is scheduled for delivery in December 2013 and expected to commence operations under a three-year contract in late March 2014. The Rowan Resolute is scheduled for delivery in June 2014 and expected to commence operations under a three-year contract in late September 2014, and the Rowan Reliance is scheduled for delivery in October 2014 and expected to commence operations under a three-year contract in late January 2015. The Rowan Relentless is scheduled for delivery in March 2015 and is not yet under contract.

The Company conducts offshore drilling operations in various markets throughout the world, which currently include the United Kingdom (U.K.) and Norwegian sectors of the North Sea, the Middle East, Southeast Asia, the U.S. Gulf of Mexico (US GOM), Trinidad and Egypt.

The financial information as of December 31, 2012, presented in this report does not constitute the Company's statutory accounts for that year within the meaning of the U.K. Companies Act 2006.  Statutory accounts as required by the Companies Act 2006 for the year ended December 31, 2012, have been delivered to the Registrar of Companies in the U.K. The auditors reported on those accounts; their report was unqualified, did not draw attention to any matters by way of emphasis and did not contain a statement under Sections 498(2) or (3) of the Companies Act 2006.

Note 2 – Earnings Per Share

A reconciliation of basic and diluted shares follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Average common shares outstanding - basic	123,635	123,132	123,468	122,947
Effect of dilutive securities - share-based compensation	966	905	915	850
Average common shares - diluted	124,601	124,037	124,383	123,797

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Employee and director share options	53	42	53	42
Share appreciation rights	978	566	1,012	616
Total potentially dilutive shares	1,031	608	1,065	658

Note 3 – Pension and Other Postretirement Benefits

The Company provides defined-benefit pension, health care and life insurance benefits upon retirement for certain full-time employees.

Recognized net periodic pension cost included the following components (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Service cost	$3,102	$2,750	$8,833	$8,192
Interest cost	7,558	7,653	22,253	22,791
Expected return on plan assets	(9,658)	(9,469)	(28,686)	(28,203)
Amortization of net loss	7,171	4,887	20,797	18,691
Settlement loss	—	5,126	—	5,126
Amortization of prior service credit	(1,194)	(1,171)	(3,543)	(3,488)
Total net pension cost	6,979	9,776	19,654	23,109
Less: Discontinued operations	—	(1,370)	—	54
Continuing operations	$6,979	$11,146	$19,654	$23,055

Recognized other postretirement benefit cost included the following components (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Service cost	$365	$463	$1,072	$1,378
Interest cost	757	952	2,194	2,836
Amortization of net loss	—	82	—	243
Amortization of transition obligation	—	120	—	357
Amortization of prior service credit	(37)	(37)	(110)	(110)
Total other postretirement benefit cost	$1,085	$1,580	$3,156	$4,704

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the nine months ended September 30, 2013, the Company contributed $21.4 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $1.2 million for the remainder of 2013.

Note 4 – Commitments and Contingent Liabilities

The following table presents the status of the Company’s rigs under construction as of September 30, 2013.  Amounts include capitalized interest and an estimate for project contingencies (in millions):

	Scheduled delivery date	Total estimated project costs	Total costs incurred through September 30, 2013	Projected costs for the remainder of 2013	Projected costs in 2014	Projected costs in 2015	Total future costs

Rowan Renaissance	December 2013	$728	$260	$457	$11	$—	$468
Rowan Resolute	June 2014	736	270	29	437	—	466
Rowan Reliance	October 2014	730	199	19	508	4	531
Rowan Relentless	March 2015	751	183	12	108	448	568
		$2,945	$912	$517	$1,064	$452	$2,033

In addition, the Company expects to incur approximately $49 million of capital expenditures for the remainder of 2013 for riser gas-handling equipment, software certifications and drillship fleet spares to support its deepwater operations.

In October 2013, Hyundai Heavy Industries Co., Ltd., the builder of the four drillships currently under construction, extended the Company's option for construction of a fifth ultra-deepwater drillship to December 31, 2013, with expected delivery of the drillship in the first quarter of 2016.

The Company periodically employs letters of credit in the normal course of its business, and had outstanding letters of credit of approximately $26.0 million at September 30, 2013.

Uncertain tax positions – In 2009, the Company recognized a $25.4 million tax benefit as a result of applying the facts of a third-party tax case to the Company’s situation.  That case provided a more favorable tax treatment for certain foreign contracts entered into in prior years.  This position is currently under audit and is initially being challenged by field agents of the U.S. Internal Revenue Service.  We have appealed their findings and expect to come to a conclusion in the near term.  We plan to vigorously defend our position and continue to believe that we will more likely than not prevail.

Asbestos related claims – We are from time to time a party to various lawsuits filed by current or former employees that are incidental to our operations in which the claimants seek unspecified amounts of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on our drilling rigs.  At September 30, 2013, there were approximately 27 asbestos related lawsuits in which we are one of many defendants.  These lawsuits have been filed in the state courts of Louisiana, Mississippi and Texas.  We intend to vigorously defend against the litigation.  We are unable to predict the ultimate outcome of these lawsuits; however, we do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

At September 30, 2013, the Company had approximately $37.4 million of estimated unrecognized share-based compensation, which is expected to be recognized as compensation expense over a remaining weighted-average period of 1.8 years.

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

	September 30, 2013		December 31, 2012
	Fair value	Carrying value	Fair value	Carrying value

5% Senior Notes, due 2017	$434,720	$398,890	$445,568	$398,678
7.875% Senior Notes, due 2019	601,852	498,088	617,076	497,842
4.875% Senior Notes, due 2022	712,991	713,602	761,509	714,775
5.4% Senior Notes, due 2042	356,112	398,346	406,493	398,303
	$2,105,675	$2,008,926	$2,230,646	$2,009,598

Shareholders' Equity – In June 2013, the Company received $1.8 million in cash in the settlement of a bankruptcy court claim with respect to approximately 52 thousand shares of Company stock. The treasury shares had been held on behalf of the Company by a financial services firm as a custodian. The Company accounted for the receipt as an increase to additional paid-in capital.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-2 (“ASU 2013-2”), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-2 requires entities to disclose, among other items, the changes in accumulated balances for each component of other comprehensive income and current-period reclassifications out of accumulated other comprehensive income.  The Company had accumulated other comprehensive losses (AOCL) totaling $210.1 million and $215.5 million at September 30, 2013 and 2012, respectively, all of which were solely attributable to pension and other postretirement benefits.  All amounts reclassified from AOCL during the three and nine months ended September 30, 2013 and 2012, were attributable to amortization of pension and postretirement benefit cost and totaled $3.7 million and $3.4 million for the three months ended September 30, 2013 and 2012, respectively, and $11.0 million and $10.2 million for the nine months ended September 30, 2013 and 2012, respectively, net of tax (see Note 3).  There were no other changes in the balances of AOCL during the periods ended September 30, 2012 and 2013.

Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $37.2 million and $41.3 million at September 30, 2013 and 2012, respectively.  Interest capitalized in connection with rig construction projects totaled $12.9 million and $35.1 million in the three and nine months ended September 30, 2013, as compared to $8.3 million and $22.4 million, respectively, in the comparable period of the prior year.

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Gain on Sale of Equipment – In June 2013, the Company sold the Rowan Paris, one of the Company's older rigs, for $40.0 million in cash and recognized a gain of $19.2 million.

Material Charges and Other Operating Expenses – Components of material charges follow (in thousands):

	Three months ended September 30, 2012	Nine months ended September 30, 2012

Redomestication expenses	$1,895	$11,696
Repair costs for EXL I	8,855	8,855
Pension settlement loss	5,126	5,126
Share-based compensation for retiring employee	2,298	2,298
Steel impairment costs	—	2,896
	$18,174	$30,871

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

The financial information which follows reflects the organizational structure as of September 30, 2013. Financial information for the three and nine months ended September 30, 2012, has been recast for the effects of an internal reorganization in the fourth quarter of 2012 and is presented as though the structure at September 30, 2013, was in place at January 1, 2012.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
September 30, 2013
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$63,485	$277,829	$667,565	$—	$1,008,879
Receivables - trade and other	287	124,072	371,997	—	496,356
Other current assets	520	51,800	21,814	—	74,134
Assets of discontinued operations	—	23,687	—	—	23,687
Total current assets	64,292	477,388	1,061,376	—	1,603,056

Property, plant and equipment - gross	—	1,323,938	6,719,891	—	8,043,829
Less accumulated depreciation and amortization	—	511,964	1,234,043	—	1,746,007
Property, plant and equipment - net	—	811,974	5,485,848	—	6,297,822

Investments in subsidiaries	4,730,856	5,412,346	—	(10,143,202)	—
Due from affiliates	119	1,444,284	965,206	(2,409,609)	—
Other assets	—	35,719	27,688	—	63,407
	$4,795,267	$8,181,711	$7,540,118	$(12,552,811)	$7,964,285

CURRENT LIABILITIES:
Accounts payable - trade	$81	$10,483	$85,004	$—	$95,568
Deferred revenues	—	—	67,700	—	67,700
Accrued liabilities	—	57,089	38,834	—	95,923
Liabilities of discontinued operations	—	20,122	—	—	20,122
Total current liabilities	81	87,694	191,538	—	279,313

Long-term debt	—	2,008,926	—	—	2,008,926
Due to affiliates	19,649	963,024	1,426,936	(2,409,609)	—
Other liabilities	7,952	328,240	83,447	—	419,639
Deferred income taxes - net	—	138,291	350,531	—	488,822
Shareholders' equity	4,767,585	4,655,536	5,487,666	(10,143,202)	4,767,585
	$4,795,267	$8,181,711	$7,540,118	$(12,552,811)	$7,964,285

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended September 30, 2013
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$33,381	$380,307	$(30,880)	$382,808

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	8,462	234,245	(30,880)	211,827
Depreciation and amortization	—	6,868	62,406	—	69,274
Selling, general and administrative	6,363	1,434	25,466	—	33,263
Loss (gain) on disposals of property and equipment	—	2	(67)	—	(65)
Total costs and expenses	6,363	16,766	322,050	(30,880)	314,299

INCOME (LOSS) FROM OPERATIONS	(6,363)	16,615	58,257	—	68,509

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(17,111)	(38)	38	(17,111)
Interest income	59	122	274	(38)	417
Other - net	2,496	(2,690)	(174)	—	(368)
Total other income (expense) - net	2,555	(19,679)	62	—	(17,062)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,808)	(3,064)	58,319	—	51,447
Benefit for income taxes	—	(167)	(286)	—	(453)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,808)	(2,897)	58,605	—	51,900

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	55,708	22,577	—	(78,285)	—

NET INCOME	$51,900	$19,680	$58,605	$(78,285)	$51,900

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended September 30, 2012
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$39,847	$347,176	$(33,113)	$353,910

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	(162)	7,487	213,940	(33,113)	188,152
Depreciation and amortization	—	13,915	49,112	—	63,027
Selling, general and administrative	5,164	99	20,517	—	25,780
(Gain) loss on disposals of property and equipment	—	(2,159)	1,600	—	(559)
Material charges and other operating expenses	1,895	8,962	7,317	—	18,174
Total costs and expenses	6,897	28,304	292,486	(33,113)	294,574

INCOME (LOSS) FROM OPERATIONS	(6,897)	11,543	54,690	—	59,336

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(13,777)	87	—	(13,690)
Interest income	36	126	101	—	263
Loss on debt extinguishment	—	(10,423)	(33)	—	(10,456)
Other - net	1	(324)	(182)	—	(505)
Total other income (expense) - net	37	(24,398)	(27)	—	(24,388)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,860)	(12,855)	54,663	—	34,948
Provision for income taxes	—	2,721	5,812	—	8,533

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,860)	(15,576)	48,851	—	26,415

DISCONTINUED OPERATIONS, NET OF TAX	—	1,164	—	—	1,164

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	34,439	12,292	—	(46,731)	—

NET INCOME	$27,579	$(2,120)	$48,851	$(46,731)	$27,579

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Nine months ended September 30, 2013
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$93,017	$1,179,913	$(87,001)	$1,185,929

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	25,771	698,570	(87,001)	637,340
Depreciation and amortization	—	32,144	168,277	—	200,421
Selling, general and administrative	22,462	3,885	69,610	—	95,957
Loss (gain) on disposals of property and equipment	—	231	(19,210)	—	(18,979)
Total costs and expenses	22,462	62,031	917,247	(87,001)	914,739

INCOME (LOSS) FROM OPERATIONS	(22,462)	30,986	262,666	—	271,190

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(53,377)	(106)	106	(53,377)
Interest income	153	358	739	(106)	1,144
Other - net	7,497	(7,460)	(1,642)	—	(1,605)
Total other income (expense) - net	7,650	(60,479)	(1,009)	—	(53,838)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(14,812)	(29,493)	261,657	—	217,352
(Benefit) provision for income taxes	—	(17,165)	31,639	—	14,474

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(14,812)	(12,328)	230,018	—	202,878

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	217,690	153,907	—	(371,597)	—

NET INCOME	$202,878	$141,579	$230,018	$(371,597)	$202,878

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Nine months ended September 30, 2012
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$121,110	$1,018,233	$(100,938)	$1,038,405

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	21,776	637,567	(100,938)	558,405
Depreciation and amortization	—	40,588	142,735	—	183,323
Selling, general and administrative	9,839	10,009	54,086	—	73,934
Gain on disposals of property and equipment	—	(618)	(2,060)	—	(2,678)
Material charges and other operating expenses	11,696	10,319	8,856	—	30,871
Total costs and expenses	21,535	82,074	841,184	(100,938)	843,855

INCOME (LOSS) FROM OPERATIONS	(21,535)	39,036	177,049	—	194,550

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(37,736)	(204)	—	(37,940)
Interest income	46	267	210	—	523
Loss on debt extinguishment	—	(21,603)	(620)	—	(22,223)
Other - net	3	(190)	897	—	710
Total other income (expense) - net	49	(59,262)	283	—	(58,930)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(21,486)	(20,226)	177,332	—	135,620
Provision (benefit) for income taxes	—	8,173	(5,315)	—	2,858

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(21,486)	(28,399)	182,647	—	132,762

DISCONTINUED OPERATIONS, NET OF TAX	—	(6,231)	—	—	(6,231)

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	148,017	115,733	—	(263,750)	—

NET INCOME	$126,531	$81,103	$182,647	$(263,750)	$126,531

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended September 30, 2013
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$51,900	$19,680	$58,605	$(78,285)	$51,900

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	4,500	4,500	—	(4,500)	4,500
Amortization of prior service credit	(799)	(799)	—	799	(799)

	3,701	3,701	—	(3,701)	3,701

COMPREHENSIVE INCOME	$55,601	$23,381	$58,605	$(81,986)	$55,601

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended September 30, 2012
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$27,579	$(2,120)	$48,851	$(46,731)	$27,579

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	4,131	4,131	—	(4,131)	4,131
Amortization of transition obligation	77	77	—	(77)	77
Amortization of prior service credit	(782)	(782)	—	782	(782)

	3,426	3,426	—	(3,426)	3,426

COMPREHENSIVE INCOME	$31,005	$1,306	$48,851	$(50,157)	$31,005

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Nine months ended September 30, 2013
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$202,878	$141,579	$230,018	$(371,597)	$202,878

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	13,359	13,359	—	(13,359)	13,359
Amortization of prior service credit	(2,373)	(2,373)	—	2,373	(2,373)

	10,986	10,986	—	(10,986)	10,986

COMPREHENSIVE INCOME	$213,864	$152,565	$230,018	$(382,583)	$213,864

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Nine months ended September 30, 2012
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$126,531	$81,103	$182,647	$(263,750)	$126,531

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	12,305	12,305	—	(12,305)	12,305
Amortization of transition obligation	231	231	—	(231)	231
Amortization of prior service credit	(2,333)	(2,333)	—	2,333	(2,333)

	10,203	10,203	—	(10,203)	10,203

COMPREHENSIVE INCOME	$136,734	$91,306	$182,647	$(273,953)	$136,734

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidated Statements of Cash Flows
Nine months ended September 30, 2013
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(12,478)	$12,237	$392,273	$—	$392,032

INVESTING ACTIVITIES:
Property, plant and equipment additions	—	(39,413)	(415,751)	—	(455,164)
Proceeds from disposals of property, plant and equipment	—	2,230	40,065	—	42,295
Investments in consolidated subsidiaries	(100)	(170,107)	—	170,207	—

Net cash used in investing activities	(100)	(207,290)	(375,686)	170,207	(412,869)

FINANCING ACTIVITIES:
Advances (to) from affiliates	12,704	243,820	(256,524)	—	—
Contributions from parent	—	—	170,207	(170,207)	—
Excess tax benefits from share-based compensation	—	977	—	—	977
Proceeds from exercise of share options	2,911	—	—	—	2,911
Other	1,820	—	—	—	1,820

Net cash provided by (used in) financing activities	17,435	244,797	(86,317)	(170,207)	5,708

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,857	49,744	(69,730)	—	(15,129)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,628	228,085	737,295	—	1,024,008

CASH AND CASH EQUIVALENTS, END OF PERIOD	$63,485	$277,829	$667,565	$—	$1,008,879

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidated Statements of Cash Flows
Nine months ended September 30, 2012
(in thousands)
(unaudited)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$38,290	$78,317	$223,895	$(151,000)	$189,502

INVESTING ACTIVITIES:
Property, plant and equipment additions	—	(84,284)	(481,805)	—	(566,089)
Proceeds from disposals of property, plant and equipment	—	6,325	4,228	—	10,553
Investments in consolidated subsidiaries	—	(175,858)	—	175,858	—

Net cash used in investing activities	—	(253,817)	(477,577)	175,858	(555,536)

FINANCING ACTIVITIES:
Repayments of borrowings	—	(200,446)	(38,007)	—	(238,453)
Advances (to) from affiliates	12,902	(259,615)	246,713	—	—
Contributions from parent	—	—	175,858	(175,858)	—
Proceeds from borrowings	—	493,415	—	—	493,415
Debt issue costs	—	(799)	—	—	(799)
Dividends paid	—	—	(151,000)	151,000	—
Excess tax benefits from share-based compensation	—	1,153	—	—	1,153
Proceeds from exercise of share options	155	—	—	—	155

Net cash provided by financing activities	13,057	33,708	233,564	(24,858)	255,471

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,347	(141,792)	(20,118)	—	(110,563)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,472	184,677	232,704	—	438,853

CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,819	$42,885	$212,586	$—	$328,290

ROWAN COMPANIES PLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

For the three months ended September 30, 2013, revenues increased by approximately $29 million or 8% to $383 million from $354 million in the comparable prior-year period. For the nine months ended September 30, 2013, revenues increased by approximately $148 million or 14% to $1.2 billion from $1.0 billion in the comparable prior-year period. The increases were primarily due to higher day rates and utilization and the full-period impact of the Joe Douglas, which commenced initial operations in February 2012. Our utilization and average day rates by rig classification were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Utilization: (1)
High specification jack-up (2)	89%	86%	93%	91%
Premium jack-up(3)	79%	65%	74%	59%
Conventional jack-up	25%	33%	24%	33%

Average day rate: (4)
High specification jack-up	$196,187	$190,582	$199,472	$181,507
Premium jack-up	$105,675	$95,438	$101,882	$95,414
Conventional jack-up	$95,472	$71,928	$104,738	$72,639

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

For the three months ended September 30, 2013, income from operations increased by $9.2 million or 15% to $68.5 million from $59.3 million in the third quarter 2012. Income from operations for the three months ended September 30, 2012 included $18.2 million of material charges and other operating expenses compared to none for the 2013 period. Material charges in 2012 consisted of expenses in connection with the Company's redomestication to the U.K.; repair costs for the EXL I, which was struck by a tanker; a noncash pension settlement loss in connection with the prior sale of a subsidiary; noncash share-based compensation costs for a retiring employee; and a noncash asset impairment charge.

For the nine months ended September 30, 2013, income from operations increased by $76.6 million or 39% to $271.2 million from $194.6 million in the comparable prior-year period. Income from operations for the nine months ended September 30, 2013, included a $19.2 million gain on sale of the Rowan Paris, which the Company sold during the second quarter. Income from operations for the nine months ended September 30, 2012 included $30.9 million of material charges and other operating expenses compared to none for the 2013 period.

Net income from continuing operations increased by $25.5 million or 96% to $51.9 million from $26.4 million in the third quarter of 2012. Net income for the 2013 quarter benefited from the recognition of discrete tax benefits during the quarter. Additionally, the prior-year quarter included a $10.5 million loss on extinguishment of debt.

For the nine months ended September 30, 2013, net income from continuing operations increased by $70.1 million or 53% to $202.9 million from $132.8 million in the comparable prior-year period. The year-over-year comparison was favorable in part due to a $22.2 million loss on extinguishment of debt recognized in the prior-year period.

We recognized an income tax benefit of $0.5 million and expense of $14.5 million in the three and nine months ended September 30, 2013, respectively, compared to expense of $8.5 million and $2.9 million, respectively, in the comparable prior-year periods.

Income tax expense for the nine months ended September 30, 2013, was increased by a net $3.1 million as a result of discrete tax items recognized during the period. Excluding the effect of discrete items, the effective tax rate for the nine months ended September 30, 2013, approximated 5.8% compared to a benefit of 1.7% for the prior-year period. The low effective rates in 2013 and 2012 (relative to the 35% U.S. and 24% U.K. statutory rates) were primarily due to the amortization of benefits related to outbounding certain rigs to our non-U.S. subsidiaries in prior years and a significant proportion of income earned in low-tax foreign jurisdictions.

As of October 24, 2013, the date of our most recent Fleet Status Report, we had six jack-ups in the North Sea, ten in the Middle East, seven in the US GOM, two in each of Malaysia, Trinidad, and Indonesia and one in Egypt. As of October 24, 2013, three of our rigs had drilling contracts estimated to be completed in 2013, eighteen had contracts estimated to be completed in 2014, seven had contracts estimated to be completed in 2015 through 2017, and two were available.

In addition, we currently have drilling contracts for three of our four ultra-deepwater drillships under construction. The Rowan Renaissance has a three-year contract, which is expected to commence in late March 2014 following its scheduled delivery from the shipyard in December 2013. The Rowan Renaissance is expected to operate initially in West Africa at an effective day rate of $619,000. The Rowan Resolute has a three-year contract under which it is expected to commence operations in the US GOM in late September 2014 at an effective day rate of $608,000. The Rowan Reliance has a three-year contract under which it is expected to commence operations in the US GOM in late January 2015 at an effective day rate of $602,000.

KEY PERFORMANCE MEASURES

The following table presents certain key performance measures for our fleet:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues (in thousands):
Northern Europe	$104,006	$136,627	$378,761	$386,227
Middle East(1)	114,528	103,941	317,930	293,597
US GOM	61,297	33,226	170,941	155,727
Southeast Asia	46,927	34,577	155,262	88,170
Other international(2)	46,254	35,655	136,095	88,427
Subtotal - Day-rate revenues	373,012	344,026	1,158,989	1,012,148
Other revenues(3)	9,796	9,884	26,940	26,257
Total	$382,808	$353,910	$1,185,929	$1,038,405
Revenue-producing days:
Northern Europe	370	546	1,419	1,626
Middle East	835	804	2,324	2,186
US GOM	437	276	1,250	1,309
Southeast Asia	291	266	951	685
Other international	272	238	804	629
Total	2,205	2,130	6,748	6,435
Average day rate:(4)
Northern Europe	$281,118	$250,233	$266,930	$237,532
Middle East	$137,214	$129,280	$136,787	$134,308
US GOM	$140,154	$120,384	$136,769	$118,966
Southeast Asia	$161,400	$129,989	$163,302	$128,715
Other international	$169,869	$149,811	$169,338	$140,583
Total fleet	$169,164	$161,515	$171,765	$157,288
Utilization:(5)
Northern Europe	67%	99%	87%	99%
Middle East	91%	79%	81%	73%
US GOM	68%	43%	65%	59%
Southeast Asia	79%	72%	87%	77%
Other international	99%	86%	98%	94%
Total fleet	80%	75%	81%	76%

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

RESULTS OF OPERATIONS

Three months ended September 30, 2013, compared to three months ended September 30, 2012

Our operating results for the three months ended September 30, 2013 and 2012 are highlighted below (dollars in millions):

	Three months ended September 30, 2013		Three months ended September 30, 2012
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$382.8	100%	$353.9	100%
Direct operating costs (excluding items below)	(211.8)	-55%	(188.1)	-53%
Depreciation expense	(69.3)	-18%	(63.0)	-18%
Selling, general and administrative expenses	(33.3)	-9%	(25.8)	-7%
Net gain on disposals of property and equipment	0.1	—%	0.5	—%
Material charges and other operating expenses	—	—%	(18.2)	-5%
Operating income	$68.5	18%	$59.3	17%

Revenues for the three months ended September 30, 2013, increased by $28.9 million or 8% compared to the three months ended September 30, 2012, as a result of the following (in millions):

Increase (decrease)

Higher average day rates for existing rigs	$16.9
Higher utilization of existing rigs	12.1
Revenues for reimbursable costs and other, net	(0.1)
Net increase	$28.9

Operating costs for the three months ended September 30, 2013, increased by $23.7 million or 13% compared to the three months ended September 30, 2012 as a result of the following (in millions):

Increase

Repair costs for Gorilla VII	$9.3
Increase due to rigs operating in higher-cost locations	7.7
Expansion of foreign shorebases	3.0
Other, net	3.7
Net increase	$23.7

Our operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses and material charges) was approximately 45% of revenues in the third quarter of 2013 compared to 47% in the third quarter of 2012.  Depreciation increased by $6.2 million or 10% compared to the third quarter of 2012 due to improvements to the fleet.

In mid-July, while the Gorilla VII was changing locations, the legs were severely damaged as the hull was being lowered into the water. As a result of the incident, the rig was out of service for 82 days in the third quarter, resulting in a loss of revenue of approximately $21 million. During the third quarter, we incurred $9.3 million in repair costs to the rig, which are included in direct operating costs. The rig is expected to return to service in mid-November.

Selling, general and administrative expenses increased by $7.5 million or 29% due primarily to professional services and fees for corporate restructuring, initiatives related to the Company's internationalization and entry into the ultra-deepwater market; the noncash impact of the new retirement policy on the vesting period for share-based compensation; incremental incentive-based compensation based on the Company's projected performance; and fair market adjustments to certain share-based awards based on changes in the share price.

Material charges and other operating expenses for the three months ended September 30, 2012, consisted of $8.9 million of repair costs for the EXL I, a $5.1 million noncash pension settlement loss, $2.3 million of noncash share-based compensation expense for a retiring employee and $1.9 million of expenses incurred in connection with the Company's corporate redomestication to the U.K. There were no material charges reported for 2013.

Nine months ended September 30, 2013, compared to nine months ended September 30, 2012

Our operating results for the nine months ended September 30, 2013 and 2012 are highlighted below (dollars in millions):

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$1,185.9	100%	$1,038.4	100%
Direct operating costs (excluding items below)	(637.3)	-54%	(558.4)	-54%
Depreciation expense	(200.4)	-17%	(183.3)	-18%
Selling, general and administrative expenses	(96.0)	-8%	(73.9)	-7%
Net gain on disposals of property and equipment	19.0	2%	2.7	—%
Material charges and other operating expenses	—	—%	(30.9)	-3%
Operating income	$271.2	23%	$194.6	19%

Revenues for the nine months ended September 30, 2013, increased by $147.5 million or 14% compared to the nine months ended September 30, 2012, as a result of the following (in millions):

Increase

Higher average day rates for existing rigs	$92.2
Higher utilization of existing rigs	42.6
Addition of the Joe Douglas	12.0
Revenues for reimbursable costs and other, net	0.7
Net increase	$147.5

The Joe Douglas commenced operations in February 2012 and contributed 272 revenue-producing days for the nine months ended September 30, 2013, compared to 228 days in the comparable prior-year period.

Operating costs for the nine months ended September 30, 2013, increased by $78.9 million or 14% compared to the comparable prior-year period as a result of the following (in millions):

Increase

Increase due to rigs operating in higher-cost locations	$47.3
Repair costs for Gorilla VII	9.3
Expansion of foreign shorebases	7.8
Addition of the Joe Douglas	1.9
Other, net	12.6
Net increase	$78.9

Our operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses and material charges) was approximately 46% of revenues in both the first nine months of 2013 and 2012. Depreciation increased by $17.1 million or 9% over the 2012 period primarily due to improvements to the existing fleet.

Selling, general and administrative expenses increased by $22.0 million or 30% due primarily to professional services and fees for corporate restructuring, initiatives related to the Company's internationalization and entry into the ultra-deepwater market; the noncash impact of the new retirement policy on the vesting period for share-based compensation; incremental incentive-based compensation based on the Company's projected performance; and fair market adjustments to certain share-based awards based on changes in the share price.

In June 2013, the Company sold the Rowan Paris, one of the Company's older rigs, for $40.0 million in cash and recognized a gain of $19.2 million.

Material charges and other operating expenses for the nine months ended September 30, 2012, consisted of $11.7 million of expenses incurred in connection with the Company's corporate redomestication to the U.K., $8.9 million of repair costs for the EXL I, a $5.1 million noncash pension settlement loss, a $2.9 million noncash impairment loss for the carrying value of steel and $2.3 million of noncash share-based compensation expense for a retiring employee. There were no material charges reported for 2013.

Outlook

Our backlog by geographic area as of October 24, 2013 and February 21, 2013 (as presented in our 2012 Form 10-K), is set forth below. Backlog at October 24, 2013 for the US GOM and West Africa includes $1.8 billion and $226 million, respectively, attributable to the three drillships under construction (in millions):

	October 24, 2013	February 21, 2013

Northern Europe	$1,461	$1,599
Middle East	521	790
US GOM	1,922	594
West Africa	226	226
Southeast Asia	91	183
Other international	141	203
	$4,362	$3,595

We estimate our backlog will be realized as follows (in millions):

2013	$287
2014	1,335
2015	1,206
2016	1,026
2017	508
$4,362

About 79% of our remaining available rig days in 2013 and 54% of available rig days in 2014 were under contract or commitment as of October 24, 2013. We expect our rigs to roll over at higher day rates as they come off contract in 2014.

Our out-of-service days increased to approximately 12.8% of our available rig days in the third quarter 2013, as compared to 7.8% in the second quarter 2013 and 14.1% in the third quarter 2012.  Out-of-service days for the third quarter of 2013 were negatively impacted by the extended downtime of the Gorilla VII due to leg repairs, and shipyard time for the Gorilla VI, Gorilla II and the Rowan California in preparation for contracts. Out-of-service time was down from the prior year as fleet repositioning declined and certain rigs returned to service. We currently estimate out-of-service days to be approximately 10% of our available rig days for the fourth quarter and full year 2013 compared to 11.6% experienced for 2012. We estimate out-of-service days for our jack-up fleet to range from 7% to 9% of available rig days in 2014 for inspections and special surveys, customer required equipment upgrades and other equipment modifications.

We define out-of-service days as those for which no revenues are recognized other than operational downtime and cold-stacked days. The Company may be compensated for certain out-of-service days, such as for shipyard stays or for rig transit periods preceding a contract; however, recognition of any such compensation is deferred and recognized over the period of drilling operations.

Operational downtime is defined as the unbillable time a rig is under contract and unable to conduct planned operations due to equipment breakdowns or procedural failures. Our operational downtime, which is excluded from out-of-service days, was less than 1% of in-service days for the quarter ended September 30, 2013. We estimate operational downtime will typically approximate 2.5% of operating days on a go-forward basis.

We expect our first two ultra-deepwater drillship to commence initial operations in late March and late September 2014. We project that operational downtime for our ultra-deepwater drillships will be less than 5% following their initial break-in period of operations, during which time the actual rate could be somewhat higher.

As the Company has expanded its operations internationally, the costs of complying with local laws and regulations have increased. We expect this trend of higher compliance costs, as well as higher costs due to wage pressures, to continue into 2014. Additionally, the Company has incurred substantial "off-rig" costs over the last several quarters in preparation of its entrance into the ultra-deepwater market. We expect the growth of such costs to moderate in 2014 and be mitigated somewhat with the commencement of operations of our first two ultra-deepwater drillships in 2014.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios follows (dollars in millions):

	September 30, 2013	December 31, 2012

Cash and cash equivalents	$1,008.9	$1,024.0
Current assets (excluding assets of discontinued operations)	$1,579.4	$1,529.6
Current liabilities (excluding liabilities of discontinued operations)	$259.2	$272.8
Current ratio (excluding assets and liabilities of discontinued operations)	6.09	5.61
Long-term debt	$2,008.9	$2,009.6
Shareholders' equity	$4,767.6	$4,531.7
Long-term debt/total capitalization	0.30	0.31

Sources and uses of cash and cash equivalents were as follows (in millions):

	Nine months ended September 30,
	2013	2012

Net cash provided by operating activities	$392.0	$189.5
Capital expenditures	(455.2)	(566.1)
Repayments of borrowings	—	(238.5)
Proceeds from borrowings, net of issue costs	—	492.6
Proceeds from disposals of property and equipment	42.3	10.6
Proceeds from exercise of share options	2.9	0.2
Other	2.9	1.1
Total net use	$(15.1)	$(110.6)

Operating Cash Flows

Cash flows from operations increased to approximately $392 million in the nine months ended September 30, 2013, from $190 million in the comparable prior-year period.  Operating cash flows for 2013 were favorably impacted by higher revenues, improved timing of collections of accounts receivables and a reduction in the required minimum pension contribution as a result of the Moving Ahead for Progress in the 21st Century Act, which became effective in July 2012.  The Company contributed $17.7 million to its qualified pension plan in the first nine months of 2013 compared to $40.7 million in the comparable period of 2012.  The Company does not anticipate making additional contributions to its qualified plan for the remainder of 2013.

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

At September 30, 2013, RCI and the non-U.S. subsidiaries of RCI held approximately $278 million and $421 million, respectively, of the $1.0 billion of consolidated cash and cash equivalents.   The Company has significant net assets, liquidity, contract backlog and/or other financial resources available to meet its operational and capital investment requirements and otherwise allow us to continue to maintain our policy of reinvesting such undistributed earnings outside the U.K. and U.S. indefinitely.

Investing Activities

Reference should be made to Note 4 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for the status of our newbuild rig projects.

Capital expenditures totaled $455.2 million for the first nine months of 2013, and included the following:

•	$177.3 million towards construction of the ultra-deepwater drillships Rowan Renaissance, Rowan Resolute, Rowan Reliance and Rowan Relentless;

•	$237.7 million for improvements to the existing fleet, including contractually required modifications; and

•	$40.2 million for rig equipment inventory and other.

For the remainder of 2013, we expect our capital expenditures to be approximately $730 million, including $517 million towards construction of our four ultra-deepwater drillships, $49 million for riser gas-handling equipment, software certifications and drillship fleet spares in support of deepwater operations, $105 million for life enhancement projects and existing fleet maintenance capital, $24 million for partially reimbursed contractually required modifications to the fleet, and $35 million for equipment spares, drill pipe and improvements to our shore bases.

We expect to fund the four drillships currently under construction and other capital expenditures from available cash, cash flows from operations, future financings and the revolving credit facility, if necessary.

In October 2013, Hyundai Heavy Industries Co., Ltd. extended the Company's option for construction of a fifth ultra-deepwater drillship to December 31, 2013, with expected delivery of the drillship in the first quarter of 2016.

Financing Activities

Management expects to fund its cash requirements over the next twelve months from available cash, cash flows from operating activities, draws under our revolving credit facility, if necessary, and potential future financings. In the event the Company does not draw on its revolving credit facility, the Company anticipates a financing prior to June 30, 2014.

We were in compliance with our debt covenants at September 30, 2013, and we do not expect to encounter difficulty complying in the following twelve-month period.

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

During the quarter ended September 30, 2013, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates were based.

Recent Accounting Standards

In July 2013 the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if net settlement is required or expected. We will be required to adopt the new standard effective January 1, 2014. We are evaluating the potential effect of this accounting standard update; however, we do not expect that our adoption will have a material effect on our financial statements.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “could,” “may,” “might,” “should,” “will,” “forecast,” “potential,” “outlook,” “scheduled,” “predict,” “will be,” “will continue,” “will likely,” “result,” and similar words and specifically include statements regarding expected financial performance; growth strategies; expected utilization, day rates, revenues, operating expenses, contract terms, contract backlog, capital expenditures, tax rates and positions, insurance coverages, access to financing and funding sources; the availability, delivery, mobilization, contract commencement, relocation or other movement of rigs and the timing thereof; future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and costs and timing thereof; the suitability of rigs for future contracts; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory  requirements and complexity; expected contributions from our new rigs and our entry into the ultra-deepwater market; expense management; the likely outcome of legal proceedings or insurance or other claims and the timing thereof; activity levels in the offshore drilling market; customer drilling programs; and commodity prices. Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

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

•
downtime, lost revenue and other risks associated with rig operations, operating hazards, or rig relocations and transportation, including rig or equipment failure, collisions, damage and other unplanned repairs, the limited availability of transport vessels, hazards, self-imposed drilling limitations and other delays due to weather conditions or otherwise, and the limited availability or high cost of insurance coverage for certain offshore perils or associated removal of wreckage or debris and other losses;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding debt at September 30, 2013, consisted entirely of fixed-rate debt with a carrying value of $2.009 billion and a weighted-average annual interest rate of 5.7%.  Due to the fixed-rate nature of our debt, we believe that our exposure to risk of earnings loss due to changes in market interest rates is not material.

We have a $750 million revolving credit facility that expires June 30, 2016.  There were no borrowings outstanding under the facility at September 30, 2013.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On the morning of May 2, 2012, while attempting to enter the Port of Corpus Christi Ship Channel, the tanker M/V FR8 PRIDE lost engine power and propulsion and collided with the Company’s EXL I rig, causing extensive damage to the rig.  As a result of the collision, on May 18, 2012, the Company filed suit in federal court in the Southern District of Texas, Corpus Christi Division, against the M/V FR8 PRIDE, FR8 Pride Shipping Corp. PTE. Ltd. (FR8 Pride Shipping), Thome Ship Management PTE. Ltd. (Thome Ship Management), Scorpio USA LLC, and Scorpio Panamax Tanker Pool Ltd., believed to be the M/V FR8 PRIDE’s owners and operators.  The Company maintains that the M/V FR8 PRIDE failed to properly overtake the EXL I, the mechanical, electrical, and safety systems of M/V FR8 PRIDE were not properly maintained, and that navigational regulations were violated, and seeks damages primarily for repairs to and loss of use of the rig.  The Company completed repairs to the rig at a cost of approximately $12 million, which were recognized and included in material charges and other operating expenses in the Consolidated Statement of Income for the year ended December 31, 2012. The EXL I returned to work November 5, 2012, and the Company estimates its loss-of-use claim to be $12.5 million. The repair costs to the EXL I will not be covered by the Company's insurance because such costs were below its $25 million deductible. In addition, loss of use is not an insured risk.

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

In their complaint, the tanker owners contend that the loss of main engine power and the resulting collision were unavoidable accidents. The Company has answered the complaint and filed a claim in the Limitation Action, which parallels its prior-filed suit.  Two individuals employed by third-party service contractors have joined the Limitation Action asserting personal injury claims arising as a result of the collision. These individuals are demanding, collectively, approximately $10.6 million. The Company believes that these amounts do not reflect the value, if any, of these claims, which will likely be far lower; however, these claims could possibly reduce the security amount available to the Company for its claims. On June 18, 2012, the Court entered an order requiring the tanker owner to post a $20 million bond, which was posted on November 2, 2012. The Court has reset the trial for February 2014, and mediation is scheduled for December 12 and 13, 2013. Although we believe the Company’s claims are legally and factually strong, we are unable to predict the ultimate outcome of this litigation. In the event the tanker owners are successful in limiting their liability, it is possible that such limitation will not cover our repair costs and loss-of-use damages.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to acquisitions of our shares for the third quarter of 2013:

Month ended	Total number of shares acquired [1]	Average price paid per share [1]	Total number of shares purchased as part of publicly announced plans or programs [2]	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
Balance forward				$24,987,408
July 31, 2013	155	$34.69	—	24,987,408
August 31, 2013	13,238	$36.16	—	24,987,408
September 30, 2013	178	$36.03	—	24,987,408
Total	13,571	$36.14	—

[1] The total number of shares acquired includes (i) shares acquired from employees and non-employee directors by an affiliated employee benefit trust upon forfeiture of nonvested awards or in satisfaction of tax withholding requirements and (ii) shares purchased, if any, pursuant to a publicly announced share repurchase program described in note 2 below. The price paid for shares acquired as a result of forfeitures is the par value of $0.125 per share. The price paid for shares acquired in satisfaction of withholding taxes is the share price on the date of the transaction. There were no shares repurchased under the Company's share repurchase program during the third quarter of 2013.

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

ROWAN COMPANIES PLC
(Registrant)

Date: November 8, 2013	/s/ J. KEVIN BARTOL
J. Kevin Bartol
Executive Vice President,
Chief Financial Officer and Treasurer

Date: November 8, 2013	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Vice President and Controller
(Chief Accounting Officer)