Form 10-K
period 2013-12-31
ROWAN COMPANIES PLC
filed 2014-03-03
CIK 85408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013

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

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $4.2 billion as of June 28, 2013, based upon the closing price of the registrant’s ordinary shares on the New York Stock Exchange Composite Tape of $34.07 per share.

The number of Class A ordinary shares, $0.125 par value, outstanding at January 31, 2014, excluding shares held by the Company's employee benefit trust, was 124,242,665.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K
Portions of the Proxy Statement for the 2014 Annual General Meeting of Shareholders	Part III, Items 10-14

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “could,” “may,” “might,” “should,” “will,” “forecast,” “potential,” "outlook," “scheduled,” “predict,” “will be,” “will continue,” “will likely result,” and similar words and specifically include statements regarding expected financial performance; growth strategies; expected utilization, day rates, revenues, operating expenses, contract terms, contract backlog, capital expenditures, tax rates and positions, insurance coverages, access to financing and funding sources; the availability, delivery, mobilization, contract commencement, relocation or other movement of rigs and the timing thereof; future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and costs and timing thereof; the suitability of rigs for future contracts; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory  requirements and complexity; expected contributions from our new rigs and our entry into the ultra-deepwater market; expense management; the likely outcome of legal proceedings or insurance or other claims and the timing thereof; activity levels in the offshore drilling market; customer drilling programs; and commodity prices. Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

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

•	governmental regulatory, legislative and permitting requirements affecting drilling operations or compliance obligations in the areas in which our rigs operate;

•	tax matters, including our effective tax rates, tax positions, results of audits, changes in tax laws, treaties and regulations, tax assessments and liabilities for taxes;

•	changes in worldwide rig supply and demand, competition or technology, including as a result of delivery of newbuild drilling rigs and reactivation of rigs;

•
variable levels of drilling activity and expenditures, whether as a result of global capital markets and liquidity, prices of oil and natural gas or otherwise, which may cause us to idle or stack additional rigs;

•
downtime, lost revenue and other risks associated with drilling operations, operating hazards, or rig relocations and transportation, including rig or equipment failure, collisions, damage and other unplanned repairs, the limited availability of transport vessels, hazards, self-imposed drilling limitations and other delays due to weather conditions or otherwise, and the limited availability or high cost of insurance coverage for certain offshore perils or associated removal of wreckage or debris and other losses;

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

•
changes or delays in actual contract commencement dates; contract terminations, contract extensions, contract option exercises, contract revenues, contract awards; the termination or renegotiation of contracts by customers or payment or operational delays by our customers;

•
potential cost overruns or delays in delivery of our remaining drillships under construction, including delays in leaving the shipyard, delays or other issues relating to customer acceptance or readiness to drill;

•
operating hazards, including environmental or other liabilities, risks, expenses or losses, whether related to drilling operations, accidents, storm or hurricane damage, losses or liabilities (including wreckage or debris removal), collisions, or otherwise;

•
our ability to attract and retain skilled personnel on commercially reasonable terms, whether due to competition from other contract drillers, labor regulations or otherwise; our ability to seek and receive visas for our personnel to work in our areas of operation in a timely manner;

•
governmental action and political and economic uncertainties, including uncertainty or instability resulting from civil unrest, political demonstrations, strikes, or outbreak or escalation of armed hostilities or other crises in oil or natural gas producing areas in which we operate, which may result in extended business interruptions, suspended operations, or claims by our customers of a force majeure situation and payment disputes;

•
terrorism, piracy, political instability, hostilities, acts of war, nationalization, expropriation, confiscation or deprivation of our assets or military action impacting our operations, assets or financial performance in any of our areas of operations, including the Middle East and Egypt;

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

•	potential long-lived asset impairments;

•	costs and uncertainties associated with our redomestication, or changes in laws that could reduce or eliminate the anticipated benefits of the transaction;

•	impacts of any global financial or economic downturn;

•	effects of accounting changes and adoption of accounting policies;

•	potential unplanned expenditures and funding requirements, including investments in pension plans and other benefit plans; and

•	other important factors described from time to time in the reports filed by us with the Securities and Exchange Commission and the New York Stock Exchange.

All forward-looking statements contained in this Form 10-K speak only as of the date of this document and are expressly qualified in their entirety by such factors.  We undertake no obligation to update or revise publicly any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K, or to reflect the occurrence of unanticipated events, except as required by applicable law.

Other relevant factors are included in Item 1A, “Risk Factors,” of this Form 10-K.

PART I

ITEM 1.  BUSINESS

On May 4, 2012, Rowan Companies plc, a public limited company incorporated under the laws of England and Wales (Rowan plc), became the successor issuer to Rowan Companies, Inc. (RCI) pursuant to an agreement and plan of merger and reorganization (the “redomestication”) approved by the stockholders of RCI on April 16, 2012.  As a result of the redomestication, Rowan plc became the parent company of the Rowan group of companies and our place of incorporation was effectively changed from Delaware to the United Kingdom.  We remain subject to the Securities and Exchange Commission (SEC) reporting requirements, the mandates of the Sarbanes-Oxley Act and the applicable listing standards of the New York Stock Exchange (NYSE), and we continue to report our consolidated financial results in U.S. dollars and in accordance with United States generally accepted accounting principles (US GAAP).  We must also comply with additional reporting requirements under English law. The redomestication was accounted for as an internal reorganization of entities under common control; accordingly, the carrying values of assets and liabilities of the merged entities were carried forward without adjustment. Unless the context otherwise requires, the terms “Rowan,” “Company,” “we,” “us” and “our” are used to refer to Rowan plc (or RCI for periods prior to the redomestication) and its consolidated subsidiaries.

In 2011 we completed the sales of our manufacturing and land drilling businesses, which we previously reported as separate business segments.  Following the sales, the Company has reported under one business segment.  The Company's revenues and assets by geographic area are presented in Note 12 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

Overview

We are a global provider of offshore oil and gas contract drilling services utilizing a fleet of 30 self-elevating mobile offshore “jack-up” drilling units and four ultra-deepwater drillships, three of which are currently under construction.  Historically, our primary focus has been on high-specification and premium jack-up rigs, which our customers use for exploratory and development drilling and associated drilling services.  In 2009, we began executing a new strategic plan that included divesting non-core assets and investing in ultra-deepwater assets, with a goal of balancing earnings from jack-ups and deepwater rigs over the long term. In 2011 and 2012 we entered into contracts with Hyundai Heavy Industries Co., Ltd (Hyundai) for the construction of four ultra-deepwater drillships. In January 2014, we took delivery of the first of these drillships, the Rowan Renaissance, which is expected to commence drilling operations under a three-year contract offshore West Africa in April 2014. Our three remaining drillships under construction are scheduled for delivery in June 2014, October 2014, and March 2015, respectively.

The Company conducts offshore drilling operations in various markets throughout the world including the United Kingdom (U.K.) and Norwegian sectors of the North Sea, the Middle East, the United States Gulf of Mexico (US GOM), Southeast Asia, West Africa, Trinidad and Egypt.

During 2013, we generated revenues of $1.579 billion and operating income of $331.7 million, compared with $1.393 billion and $255.1 million, respectively, in 2012.  Our results of operations are further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Drilling Fleet

We own and operate 30 jack-up rigs and one ultra-deepwater drillship, with three additional drillships under construction. Our jack-ups are capable of drilling wells to maximum depths ranging from 25,000 to 40,000 feet and in maximum water depths ranging from 250 to 550 feet, depending on rig size and location.  Each of our jack-ups is designed with a hull that is fully equipped to serve as a drilling platform supported by three independently elevating legs. The rig is towed to the drilling site where the legs are lowered into and penetrate the ocean floor, and the hull is jacked up to the elevation required to drill the well. Our ultra-deepwater drillships will be capable of drilling wells to maximum depths of 40,000 feet and in maximum water depths of 12,000 feet.

We have aggressively grown our jack-up fleet in recent years to better serve the needs of the industry and we are particularly well positioned to serve the niche market for high-pressure/high-temperature (HPHT) wells.  All of our rigs feature top-drive drilling systems, solids-control equipment, AC power and mud pumps that accelerate the drilling process.  Our drilling fleet comprises the following:

•	One ultra-deepwater drillship, the Rowan Renaissance, and three additional ultra-deepwater drillships currently under construction;

•
Nineteen high-specification cantilever jack-up rigs, including one Gorilla class rig, three N-Class rigs, four enhanced Super Gorilla class rigs, four Tarzan Class rigs, three 240C class rigs, and four EXL class rigs, as described below.  We use the term “high-specification” to describe jack-ups with a hook-load capacity of at least two million pounds.

•
Eight premium cantilever jack-up rigs, including two Gorilla class rigs and six 116-C class rigs.  We use the term “premium jack-ups” to denote independent-leg cantilever rigs that can operate in at least 300 feet of water in benign environments.

•	Three conventional or slot jack-up rigs with skid-off capability, two of which are cold-stacked.

Our ultra-deepwater drillships will be self-propelled vessels equipped with computer-controlled dynamic-positioning thruster systems, which allow them to maintain position without anchors through the use of their onboard propulsion and station-keeping systems.  Drillships have greater variable deck loading capacity than semisubmersible rigs, enabling them to carry more supplies on board, making them better suited for drilling in deep water in remote locations.  Our drillships will be equipped with two drilling stations within a single derrick allowing the drillships to perform off-line and potentially simultaneous drilling tasks during some parts of the well, subject to legal restrictions in various jurisdictions. This can increase efficiency during exploration and development drilling programs which make them very attractive to our customers.

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

Our three Gorilla class rigs, designed in the early 1980s as a heavier-duty class of jack-up rig, are capable of operating in water depths up to 328 feet in extreme hostile environments (winds up to 100 miles per hour and seas up to 90 feet) such as the North Sea and offshore eastern Canada.  Gorillas II and III can drill to 30,000 feet, and Gorilla IV is equipped to drill to 35,000 feet.

Three of our four Super Gorilla class rigs were delivered during the period from 1998 to 2002 and are enhanced versions of our Gorilla class rigs that can be equipped for simultaneous drilling and production operations.  They can operate year-round in 400 feet of water south of the 61st parallel in the North Sea, within the worst-case combination of 100-year storm criteria for waves, wave periods, winds and currents.  The Bob Palmer is the fourth Super Gorilla class rig and was delivered in 2003, is an enhanced version of the Super Gorilla class jack-up and is designated a Super Gorilla XL.  With 713 feet of leg, 139 feet more than the Super Gorillas, and 30 percent larger spud cans, the Bob Palmer can operate in water depths to 550 feet in normally benign environments like the US GOM and the Middle East or in water depths to 400 feet in hostile environments such as the North Sea and offshore eastern Canada.

Our four Tarzan Class rigs were delivered during the period from 2004 to 2008 and are specifically designed for deep-well, HPHT drilling in up to 300 feet of water in benign environments.

Our three 240C class rigs were designed for HPHT drilling in water depths up to 400 feet.  The Rowan Mississippi and the Ralph Coffman were added to the fleet in 2008 and 2009, respectively, and the Joe Douglas was added to the fleet in 2011.

Our four EXL class rigs also enable drilling of HPHT and extended-reach wells in most of the prominent jack-up markets throughout the world, and are equipped with the hook-load and horsepower required to efficiently drill up to 35,000 feet with respect to the EXL I and EXL II, and up to 40,000 feet with respect to the EXL III and EXL IV.  The first three EXL class rigs were delivered in 2010, and the EXL IV was delivered in 2011.

Our three N-Class rigs are capable of drilling up to 35,000 feet in harsh environments such as the North Sea and in maximum water depths of approximately 450 feet depending on location.  The N-Class rigs, which were designed for operation in the highly regulated Norwegian sector of the North Sea, can be equipped to perform drilling and production operations simultaneously.  Our first N-Class rig, the Rowan Viking, was delivered in 2010, and the Rowan Stavanger and Rowan Norway were delivered in 2011.

See Item 2, “Properties,” for additional information regarding our fleet.

Our operations are subject to many uncertainties and hazards. See Item 1A, “Risk Factors,” for additional information.

Contracts

Our drilling contracts generally provide for a fixed amount of compensation per day (day rate), and are either “well-to-well,” “multiple-well” or "fixed-term" generally ranging from one month to several years. Well-to-well contracts are typically cancellable by either party upon completion of drilling.  Fixed-term contracts usually also contain a termination provision such that either party may terminate if drilling operations are suspended for extended periods as a result of events of force majeure.  While many fixed-term contracts are for relatively short periods of three months or less, many others are for one or more years, and all can continue for periods longer than the original terms. Well-to-well contracts can be extended over multiple series of wells.  Many drilling contracts contain renewal or extension provisions exercisable at the option of the customer at mutually agreeable rates.  Many of our drilling contracts provide for separate lump-sum payments for rig mobilization and demobilization. We recognize lump-sum fees and related expenses over the primary contract term. We recognize reimbursement of certain costs as revenues and expenses at the time they are incurred.  Our contracts for work in foreign countries generally provide for payment in United States (U.S.) dollars except for amounts required by applicable law to be paid in the local currency or amounts required to meet local expenses.

A number of factors affect our ability to obtain contracts at profitable rates within a given area.  Such factors, which are discussed further under “Competition” and in "Risk Factors" include, among other things, the price of oil and gas which can affect our customers' drilling budgets, location and availability of competitive equipment, the suitability of equipment for the project, comparative operating cost of the equipment, competence of drilling personnel and other competitive factors.  Profitability may also depend on receiving adequate compensation for the cost of moving equipment to drilling locations.

During periods of weak demand and declining day rates, we have historically accepted lower rates in order to keep our rigs working and to mitigate the substantial costs of maintaining and reactivating stacked rigs. We have, however, stacked certain rigs in the past rather than make the substantial improvements required to secure ongoing work.  We generally have a mix of short- and long-term contracts that enable us to take advantage of higher rates in rising markets (and to cover potential higher operating costs) as well as to provide down-side protection when markets decline.

Our contract backlog was estimated to be approximately $5.0 billion at February 20, 2014, up from approximately $3.6 billion at February 21, 2013.  See “Outlook” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K for further information with respect to the Company’s backlog.

Competition

The contract drilling industry is highly competitive, and success in obtaining contracts involves many factors, including price, rig capability, operating and safety performance, and reputation.

We compete with several offshore drilling contractors that together have 829 mobile rigs available worldwide, including 513 jack-ups.  We estimate that 55 or 11 percent of the world’s existing jack-up fleet are high-specification, including our 19 high-specification rigs.   As of February 13, 2014, 135 additional jack-up rigs were under construction for delivery through 2017, 38 of which are considered high-specification.

At February 13, 2014, there were 98 drillships operating worldwide plus another 74 under construction or on order for delivery through 2020, including our three drillships under construction.  We estimate that 65, or approximately 66 percent of the world’s existing drillship fleet, are capable of drilling in water depths of 10,000 feet or more, and 72 of the 74 under construction will have 10,000-foot water depth capabilities.

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

We market our drilling services to present and potential customers, including large international energy companies, smaller independent energy companies and foreign government-owned or government-controlled energy companies.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K for a discussion of current and anticipated industry conditions and their impact on our operations.

Governmental Regulation

Many aspects of our operations are subject to governmental regulation, including equipping and operating vessels, drilling practices and methods, and taxation.  In addition, the U.K., the U.S. and other countries in which we operate have regulations relating to environmental protection and pollution control.  We could become liable for damages resulting from pollution of offshore waters in some circumstances, and in certain jurisdictions we must document financial responsibility.

Generally, we are indemnified under our drilling contracts for pollution, well damage and environmental damage, except in certain cases of pollution emanating above the surface of water from spills of pollutants emanating from our drilling rigs. This indemnity includes all costs associated with regaining control of a wild well, removal and disposal of the pollutant, environmental remediation and claims by third parties for damages. However, as noted below, such contractual indemnification provisions may not adequately protect the Company for several reasons including: (a) the contractual indemnity provisions may require the Company to assume a portion of the liability; (b) our customers may not have financial resources necessary to honor the contractual indemnity provisions; and (c) the contractual indemnity provisions may be unenforceable under applicable law.

Our customers often require us to assume responsibility for pollution damages where we are at fault.  We seek to limit our liability exposure to a non-material amount, or an amount within the limits of our available insurance coverage. For example, a contract may provide that we will assume the first $500,000 of costs related to an incident resulting in wellbore pollution due to our negligence, with the customer assuming responsibility for all costs in excess of $500,000.  We can provide no assurance that we will be able to negotiate indemnities and/or limitation of liability provisions for all of our contracts or that such indemnification and/or limitation of liability provisions can be enforced or will be sufficient.  Our customers may challenge the validity or enforceability of the indemnity provision for several reasons, including but not limited to applicable law, judicial decisions, the language of the indemnity provision, reasons of public policy, degree of fault and/or the circumstances resulting in the pollution.

In the event of an incident resulting in wellbore pollution and a customer who is unable or unwilling to honor its indemnity obligation, the impact on our financial position, operations and liquidity would depend on the scope of the incident.  In this instance, we would seek to enforce our legal rights, including the enforcement of the indemnity obligation and redress from all parties at fault.  In addition, we maintain limited insurance for liability related to negative environmental impacts of a sudden and accidental pollution event, as described below. If both insurance and indemnity protection were unavailable or insufficient and the incident was significant, there could be a material adverse effect on our results of operations, financial position and cash flows.

Pursuant to the Clean Water Act, a National Pollutant Discharge Elimination Permit (NPDES permit) is required for discharges into the US GOM.  These permits are issued and administered by the Environmental Protection Agency (EPA).  Historically, permit coverage has been the responsibility of the lease holder (the Operator); however, effective October 2012, the vessel owner must also obtain coverage for those discharges directly under their controls if such discharges are not covered by the lease holder. As a contract driller in the US GOM, we operate in accordance with the NPDES permit regardless of the holder.  According to the NPDES permit, the permit holder is the designated Responsible Party and is thus responsible for any environmental impacts that would occur in the event of the discharge of any unpermitted substance, including a fuel spill or oil leak from an offshore installation such as a mobile drilling unit.

Additionally, pursuant to the International Maritime Organization (IMO), we are required to have a Shipboard Oil Pollution Emergency Plan (SOPEP) for each of our drilling units. Our SOPEP establishes detailed procedures for rapid and effective response to spill events that may occur as a result of our operations or those of the Operator. This plan is reviewed annually and updated as necessary. Onboard drills are conducted periodically to maintain effectiveness of the plan, and each rig is outfitted with equipment to respond to minor spills.  The drills include participation of key personnel, spill response contractors and representatives of governmental agencies.  For operations in the United States, our SOPEPs are subject to review and approval by various organizations including the United States Coast Guard, the EPA and the Bureau of Safety and Environmental Enforcement (BSEE), and are recertified every five years by the American Bureau of Shipping, a Recognized Organization under the IMO.

As the designated responsible party, the Operator has the primary responsibility for spill response, including having contractual arrangements in place with emergency spill response organizations to supplement any onboard spill response equipment. Pursuant to our SOPEPs, we have certain resources and supplies onboard our rigs which would be used to mitigate the impact of an incident until an emergency spill response organization could deploy its resources. However, we also have an agreement with an emergency spill response organization should we have an incident that exceeds the scope of our onboard spill response equipment.

Our primary spill response provider has been in business since 1994 and specializes in helping industries prevent and clean up oil and other hydrocarbon spills throughout the Gulf Coast, with response centers in Texas and Louisiana with 24-hour response capabilities and equipment.  Our provider’s website states that it holds all necessary licenses, certifications and permits to respond to emergencies in the US GOM and that it has significant spill response resources to meet the needs of its customers.

We believe these resources have adequate equipment to respond to an emergency spill; however, we can provide no assurance that adequate resources will be available should multiple concurrent spills occur. Other foreign jurisdictions in which we operate may also have similar regulations and requirements.

In addition, we are actively involved in various industry-led initiatives and task forces, including the American Petroleum Institute’s Center for Offshore Safety, that are intended to improve safety and protect the environment.

Except as discussed above, we do not believe regulatory compliance has materially affected our capital expenditures, earnings or competitive position to date, although such measures increase drilling costs and may adversely affect drilling operations.  Further regulations may reasonably be anticipated, but any effects on our drilling operations cannot be accurately predicted at this time.

In the U.S., we are subject to the requirements of the Occupational Safety and Health Act of 1970 (OSHA) and comparable state statutes. OSHA requires us to provide our employees with information about the chemicals used in our operations.  There are comparable requirements in other non-U.S. jurisdictions in which we operate.

In addition to the federal, state, and foreign regulations that directly affect our operations, regulations associated with the production and transportation of oil and gas affect our customers and thereby could potentially impact demand for our services.

Insurance

We maintain insurance coverage for damage to our drilling rigs, third-party liability, workers’ compensation and employers’ liability, sudden and accidental pollution and other types of loss or damage.  Our insurance coverage is subject to deductibles and self-insured retentions which must be met prior to any recovery.  Additionally, our insurance is subject to exclusions and limitations, and we can provide no assurance that such coverage will adequately protect us against liability from all potential consequences and damages.

Our current insurance policies provide coverage for loss or damage to our fleet of drilling rigs on an agreed value basis (which varies by unit) subject to a deductible of $25 million per occurrence.  This coverage does not include damage to our rigs arising from a US GOM named windstorm, for which we are self-insured.

We maintain insurance policies providing limited coverage for liability associated with negative environmental impacts of a sudden and accidental pollution event, third-party liability, employers’ liability (including Jones Act liability), automobile liability and aviation liability, and these policies are subject to various exclusions, deductibles and underlying limits.  In addition, we maintain excess liability coverage with an annual aggregate limit of $700 million subject to a self-insured retention of $10 million except for liabilities (including removal of wreck) arising out of a US GOM named windstorm, which are subject to a self-insured retention of $200 million.

Our rig physical damage and liability insurance renews each June. We can provide no assurance we will be able to secure coverage of a similar nature with similar limits at comparable costs.

Employees

At December 31, 2013, we had 3,499 employees worldwide, compared to 3,119 and 2,719 at December 31, 2012 and 2011, respectively. Certain of our employees and contractors in international markets, such as Trinidad and Norway, are represented by labor unions and work under collective bargaining or similar agreements, which are subject to periodic renegotiation.  We consider relations with our employees to be satisfactory.

Customers

Saudi Aramco and Total Exploration & Production accounted for 26% and 11%, respectively, of our 2013 consolidated revenues.

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

Demand for our drilling services also depends on additional factors that are beyond our control, including:

•	worldwide demand for drilling services;

•	worldwide demand for and prices of oil and natural gas;

•	the level of exploration and development expenditures by energy companies;

•	the willingness and ability of the Organization of Petroleum Exporting Countries (OPEC) to limit production levels and influence prices;

•	the level of production in non-OPEC countries;

•	the effect of increased economic sanctions that affect the energy industry;

•	the general economy, including inflation;

•	the condition of global capital markets;

•
adverse sea, weather and climate conditions in our principal operating areas, including possible disruption of exploration and development activities due to loop currents, hurricanes and other severe sea and weather conditions;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	expectations regarding future energy prices;

•	environmental and other laws and regulations;

•	policies of various governments regarding exploration and development of oil and natural gas reserves;

•	nationalization and/or confiscation;

•	domestic and international tax policies;

•	political and military conflicts in oil-producing areas and the effects of terrorism;

•	advances in exploration and development technology such as unconventional drilling and the development of shale resources;

•	the development and exploitation of alternative fuels and energy sources;

•	consolidation of our customer base, and

•	consolidation of our competitors.
Our drilling operations have been and will continue to be adversely affected by dramatic declines in oil and natural gas prices, but we cannot predict such events.  Other reasons may cause a reduction in offshore drilling activity.

We are dependent upon our ability to secure contracts for our drilling units at sufficient day rates. An oversupply of drilling units may lead to a reduction in rig utilization and day rates and, therefore, may materially impact our profitability.

Our ability to meet our cash flow obligations will depend on our ability to secure ongoing work for our drilling units at sufficient day rates. As of February 20, 2014, we had 16 rigs with contract terms ending in 2014, and our fourth drillship, which is expected to be delivered in March 2015, is not currently under contract. We cannot predict the future level of demand for our drilling units or future conditions in the oil and gas industry.  If oil and gas operators reduce their exploration, development and production expenditures, we may have difficulty securing drilling contracts, or we may be forced to enter into contracts at unattractive day rates.  Failure to secure economical contracts for our drilling units could impair our ability to generate sufficient cash flow to fund our capital expenditures and/or meet our other obligations and could negatively impact our operating results and financial position.

During the recent period of high utilization and day rates, industry participants have increased the supply of drilling units by ordering construction of new offshore drilling units.  Historically, significant increases in construction activity has resulted in an oversupply of drilling units and, in turn, has caused a subsequent decline in utilization and day rates when the drilling units have entered the market, sometimes for extended periods of time until the new units have been absorbed into the active fleet.  According to industry sources, there were 513 jack-ups and 98 drillships in the worldwide fleets as of February 13, 2014, and an additional 135 jack-ups and 74 drillships were under construction or on order.  A large number of the drilling units currently under construction have not been contracted for future work, which could intensify price competition as scheduled delivery dates grow near and lead to a reduction in day rates.  Lower utilization and day rates could adversely affect our revenues and profitability.  Prolonged periods of low utilization and day rates could also result in the recognition of impairment charges on our drilling units if future cash flow estimates, based upon information available to management at the time, indicate that their carrying value may not be recoverable. See “Impairment of Long-lived Assets” in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for information regarding impairment charges recognized in 2012 and 2013.

We are subject to operating risks such as blowouts, fires, collisions and punch throughs that could result in environmental damage, property loss, personal injury, death and other loss.

Our drilling operations are subject to many hazards that could increase the likelihood of accidents. Accidents can result in:

•	costly delays or cancellations of drilling operations;

•	interruption or cessation of day rate revenue;

•	uncompensated downtime;

•	reduced day rates;

•	serious damage to or destruction of property and equipment;

•	personal injury or death;

•	significant impairment of producing wells, leased properties, pipelines or underground geological formations;

•	damage to the property of others;

•	damage to fisheries and the marine and coastal environment; and

•	fines and penalties.

Our drilling operations are also subject to marine hazards, whether at drilling sites or while equipment is under tow, such as a vessel capsizing, sinking, colliding or grounding. In addition, raising and lowering jack-up rigs and drilling into high-pressure formations are complex, hazardous activities, and we periodically encounter problems.  Any ongoing change in weather or sea patterns or climate conditions could increase the adverse impact of marine hazards.

In past years, we have experienced some of the types of incidents described above, including high-pressure drilling accidents resulting in lost or damaged formations and towing accidents resulting in lost or damaged equipment. Any future such events could result in operating losses and have a significant impact on our business.

Failure to obtain and retain highly skilled personnel could hurt our operations.

We require highly skilled personnel to operate our rigs and provide technical services and support for our business in each of the areas of our operations.  To the extent that demand for drilling services and the size of the worldwide industry fleet increase (including due to the impact of newly constructed rigs), shortages of qualified personnel could arise, creating upward pressure on wages and difficulty in staffing and servicing our rigs, which could, in turn, adversely affect our results of operations.  In addition, the entrance of new participants into the offshore drilling market would cause further competition for qualified and experienced personnel as these entities seek to hire personnel with expertise in the offshore drilling industry. The heightened competition for skilled personnel could adversely impact our financial position, results of operations and cash flows by limiting our operations or further increasing our costs.

Our business is capital intensive, and we have significant future commitments to construct additional rigs.

Our total estimated project cost for the four ultra-deepwater drillships that were under construction at December 31, 2013, is approximately $2.9 billion, of which approximately $2.0 billion had not yet been incurred as of December 31, 2013.

Construction upgrades, enhancements, conversions, mobilizations and repairs of rigs and drillships are subject to risks, including delays and cost overruns, which could have an adverse impact on our financial position, results of operations and cash flows.

At December 31, 2013, we had four ultra-deepwater drillships under construction at Hyundai Heavy Industries Co. Ltd.'s shipyard in Ulsan, South Korea, at a cost of approximately $2.9 billion.  Although there is certain insurance coverage and financial and bank guarantees associated with the drillship construction contracts, in the event Hyundai is, for any reason, unable to perform under its agreements, there may be a material adverse effect on our results of operations, financial condition and cash flows.

From time to time in the future, we may also undertake additional new construction projects. In addition, we may make significant upgrade, refurbishment and repair expenditures for our fleet from time to time, particularly as our drilling units age.

Initial operations of new drilling units and mobilization of existing units often result in delays and other complications that could result in significant unexpected costs, uncompensated downtime, reduced day rates or the cancellation or termination of drilling contracts.

Some of the costs associated with construction projects, upgrades, enhancements, conversions, mobilizations and repairs of drilling units could be unplanned and are subject to risks of cost overruns or delays as a result of numerous factors, including the following:

•	shipyard unavailability;

•
shortages of equipment, materials or skilled labor for completion of repairs or upgrades to our equipment;unscheduled delays in the delivery or cost increases of materials and equipment or in shipyard construction;

•	failure of equipment to meet quality or performance standards;

•	loss of or damage to essential equipment while in transit;

•	financial or operating difficulties experienced by equipment vendors or the shipyard;

•	unanticipated actual or purported change orders;

•	local customs strikes or related work slowdowns that could delay importation of equipment or materials;

•	engineering problems, including those relating to the commissioning of newly designed equipment;

•	design or engineering changes;

•	latent damages or deterioration to the hull, equipment and machinery in excess of engineering estimates and assumptions;

•	work stoppages;

•	client acceptance delays;

•	weather interference, storm damage or other events of force majeure;

•	disputes with shipyards and suppliers;

•	shipyard failures and difficulties;

•	failure of third-party equipment vendors or service providers;

•	unanticipated cost increases, including relating to raw materials used in construction of our drilling units; and

•	difficulty in obtaining necessary permits or approvals or in meeting permit or approval conditions.
These factors may contribute to cost variations and delays in the delivery of our ultra-deepwater newbuild drillships or upgrade projects. Delays in the delivery of these drillships or other drilling units or the inability to complete construction in accordance with their design specifications may, in some circumstances, result in a delay in contract commencement, resulting in a loss of revenue to us, and may also cause customers to renegotiate, terminate or shorten the term of a drilling contract pursuant to applicable late delivery clauses.  In the event of termination of one of these contracts, we may not be able to secure a replacement contract on as favorable terms or at all.  Additionally, capital expenditures for upgrades, refurbishment and construction projects could materially exceed our planned capital expenditures.  Moreover, our drilling units that may undergo upgrade, refurbishment or repair may not earn a day rate during the periods they are out of service.  In addition, in the event of a shipyard failure or other difficulty, we may be unable to enforce certain provisions under our newbuild contracts such as our contractual rights to recover amounts paid as installments under such contracts. The occurrence of any of these events may have a material adverse effect on our results of operations, financial position or cash flows.

Our markets are highly competitive, and satisfactory price levels are difficult to maintain.

Our drilling markets are highly competitive, and no single participant is dominant.  Some of our competitors may have greater financial or other resources than we do.  The drilling industry has experienced consolidation in the past and may experience additional consolidation, which could create additional competitors larger than us.  Drilling contracts are often awarded on a competitive-bid basis, and intense price competition is frequently the primary factor determining which qualified contractor is awarded the job.  Relocation of offshore rigs from areas of lower activity to more active markets can further increase the competition among rigs looking for work in such areas.  The anticipated delivery of 135 new jack-ups and 74 drillships over the next three and six years, respectively, and ongoing consolidation by oil and gas exploration and production companies will further increase the supply of rigs while reducing the number of available customers.  This consolidation has also resulted in drilling projects being delayed.  We may have to reduce our prices in order to remain competitive, which would have an adverse effect on our operating results and cash flows.

If we or our customers are unable to acquire or renew permits and approvals required for drilling operations, we may be forced to suspend or cease our operations, and our revenues may be reduced.

Crude oil and natural gas exploration and production operations require numerous permits and approvals for us and our customers from governmental agencies in the areas in which we operate.  In addition, many governmental agencies have increased regulatory oversight and permitting requirements in recent years.  If we or our customers are not able to obtain necessary permits and approvals in a timely manner, our operations will be adversely affected.  Obtaining all necessary permits and approvals may necessitate substantial expenditures to comply with the requirements of these permits and approvals, future changes to these permits or approvals, or any adverse change in the interpretation of existing permits and approvals.  In addition, such regulatory requirements and restrictions could also delay or curtail our operations, require us to make substantial expenditures to meet compliance requirements, and could have a significant impact on our financial condition or results of operations and may create a risk of expensive delays or loss of value if a project is unable to function as planned.

For example, the Bureau of Ocean Energy Management (BOEM) and the Bureau of Safety and Environmental Enforcement (BSEE), have implemented significant environmental and safety regulations applicable to drilling operations in the US GOM.  These regulations have adversely impacted the ability of our customers to obtain necessary permits and approval on a timely basis and/or to continue operations uninterrupted under existing permits.

Increases in regulatory requirements could significantly increase our costs or delay our operations.

Many aspects of our operations are subject to governmental regulation, including equipping and operating vessels, drilling practices and methods, and taxation. Operations in certain areas, such as the US GOM and the North Sea, are highly regulated and have higher compliance and operating costs in general. We may be required to make significant expenditures in order to comply with existing or new governmental laws and regulations. It is also possible that such laws and regulations may in the future add significantly to our operating costs or result in a reduction of revenues associated with downtime required to implement regulatory requirements.

In the aftermath of the Macondo well blowout in 2010 and the subsequent investigation into the causes of the event, new rules have been implemented for oil and gas operations in the US GOM and in many of the international locations in which we operate, including new standards for well design, casing and cementing and well control procedures, as well as rules requiring operators to systematically identify risks and establish safeguards against those risks through a comprehensive safety and environmental management system, or SEMS. New regulations continue to be implemented, including rules regarding drilling systems and equipment, such as blowout preventer and well-control systems and lifesaving systems, as well as rules regarding employee training, engaging personnel in safety management and requiring third-party audits of SEMS programs. Such new regulations may require modifications or enhancements to existing systems and equipment, or require new equipment, and could increase our operating costs and cause downtime for our units if we are required to take any of them out of service between scheduled surveys or inspections, or if we are required to extend scheduled surveys or inspections to meet any such new requirements. Additional governmental regulations concerning licensing, taxation, equipment specifications, training requirements or other matters could increase the costs of our operations and could reduce exploration activity in the areas in which we operate.
Governments in some countries are increasingly active in regulating and controlling the ownership of concessions, the exploration for oil and gas, and other aspects of the oil and gas industry. These governmental regulations may limit or substantially increase the cost of drilling activity in an operating area generally. The modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas for economic, environmental or other reasons could materially and adversely affect our operations by limiting drilling opportunities.
As awareness of climate change issues increases, governments around the world are beginning to adopt laws and regulations to address the matter. Lawmakers and regulators in the U.S., the U.K. and other jurisdictions where we operate have focused increasingly on restricting and reporting the emission of carbon dioxide, methane and other “greenhouse” gases that may contribute to warming of the Earth’s atmosphere and other climatic changes. This may result in new environmental regulations that may unfavorably impact us, our suppliers and our customers. We may be exposed to risks related to new laws, regulations, treaties or international agreements pertaining to climate change, greenhouse gases, carbon emissions or energy use that could decrease the use of oil or natural gas, thus reducing demand for hydrocarbon-based fuel and our drilling services. Governments may also pass laws or regulations incentivizing or mandating the use of alternative energy sources such as wind power and solar energy, which may reduce demand for oil and natural gas and our drilling services. Such laws, regulations, treaties or international agreements could result in increased compliance costs or additional operating restrictions, which may have a negative impact on our business, and could adversely affect our operations by limiting drilling opportunities.
In addition, the offshore drilling industry is highly dependent on demand for services from the oil and gas industry and accordingly, regulations of the production and transportation of oil and gas generally could impact demand for our services.

We will experience reduced profitability if our customers terminate or seek to renegotiate our drilling contracts, and our backlog of contracts may not be ultimately realized.

Most of our term drilling contracts are cancelable by the customer without penalty upon the occurrence of events beyond our control such as the loss or destruction of the rig, or the suspension of drilling operations for a specified period of time as a result of a breakdown of major equipment, and require the customer to pay a termination fee in the event of a cancelation without cause.  Not all of our contracts require the customer to make an early termination payment upon cancellation.  Any early termination payments that may be required under our contracts may not be sufficient to fully compensate us for the loss of the contract and could result in the rig becoming idle for an extended period of time.  Additionally, a customer may be able to obtain a comparable rig at a lower daily rate and seek to renegotiate the terms of its existing drilling contract with us.  In some cases, we may be unable to negotiate or complete definitive contracts following announcements of receipt of letters of intent.  If we or our customers are unable to perform under existing contracts for any reason, our backlog of estimated revenues from drilling contracts would decline and may have a material adverse effect on our operating results, financial position and cash flows.

We have and will likely continue to have certain customer concentrations which increase our risks and may reduce profitability in certain situations.

Our two largest customers, Saudi Aramco and Total Exploration & Production, accounted for 26% and 11%, respectively, of our 2013 consolidated revenues.  The loss or material reduction of business from any such significant customer could have a material adverse impact on our results of operations and cash flows.  Moreover, to the extent that we may be dependent on any single customer, we could be subject to the risks faced by that customer to the extent that such risks impede the customer's ability to continue operating and make timely payments to us.

Many of our drilling rigs are subject to damage or destruction by severe weather, and our drilling operations may be affected by severe weather conditions.

Our drilling rigs are located in areas that frequently experience hurricanes and other forms of severe weather conditions. These conditions can cause damage or destruction to our drilling units. Further, high winds and turbulent seas can cause us to suspend operations on drilling units for significant periods of time.  Even if our drilling units are not damaged or lost due to severe weather, we may still experience disruptions in our operations due to evacuation plans, reduced ability to transport personnel to the drilling unit, or damage to our customers’ platforms and other related facilities.  Additionally our customers may choose not to contract our rigs for use during hurricane season, particularly in the US GOM.  We lost a total of six rigs due to hurricanes during the period from 2002 to 2008 and a seventh was significantly damaged.  Future severe weather could result in the loss or damage of additional rigs or curtailment of our operations, which could adversely affect our financial position, results of operations and cash flows.

We are currently self-insured with respect to physical damage due to named windstorms in the US GOM.

Hurricanes (or named windstorms) have caused tremendous damage to drilling and production equipment and facilities throughout the US GOM in recent years, and insurance companies have incurred substantial losses as a result.  Accordingly, insurance companies have substantially reduced the levels of available coverage for named windstorms in the US GOM and have dramatically increased the price of such coverage.  Coverage for potential liabilities to third parties associated with property damage and personal injuries, as well as coverage for environmental liabilities and removal of wreckage and debris associated with these named windstorm losses, has also been limited.

As a result of the increased cost and reduced availability, we do not maintain named windstorm physical damage coverage on any of our rigs located in the US GOM.  Our coverage for liabilities (including removal of wreck) arising out of a US GOM named windstorm are subject to a self-insured retention of $200 million per occurrence.  Losses due to future US GOM named windstorms not covered by insurance could adversely affect our financial position, results of operations and cash flows.

Taxing authorities may challenge our tax positions, and we may not be able to realize expected benefits.

Our tax positions are subject to audit by U.K., U.S., and other tax authorities.  The tax authorities may disagree with our interpretations or assessments of the effects of tax laws, treaties, or regulations or their applicability to our corporate structure or certain transactions we have undertaken.  We could therefore incur material amounts of unrecorded income tax cost if our positions are challenged, and we are unsuccessful in defending them.

For example, in 2009, we recognized certain tax benefits as a result of applying the facts of a third-party tax case to our tax situation.  That case provided a more favorable tax treatment for certain foreign contracts entered into in prior years.  Determinations by tax authorities which differ materially from our recorded estimates, favorably or unfavorably, may have a material impact on our results of operations, financial position and cash flows.  This position is currently under audit and has been challenged by U.S. Internal Revenue Service (IRS) field agents.  We have appealed their findings and expect to come to a conclusion within the next twelve months.  There can be no assurance that we will prevail in our position.

Changes in or non-compliance with tax laws and changes to our income tax estimates could adversely impact our financial results.

On May 4, 2012, we completed a change in our legal domicile to the U.K. where we had substantial operations. As a result of the redomestication, Rowan plc became the parent company of the Rowan group of companies and our former Delaware parent company, RCI, became an indirect, wholly owned subsidiary of Rowan plc.  There are frequently legislative proposals in the U.S. that attempt to treat companies that have undertaken similar transactions as U.S. corporations subject to U.S. taxes or to limit the tax deductions or tax credits available to U.S. subsidiaries of these corporations. The realization of the expected tax benefits of our  redomestication could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the IRS or other tax authorities.  Changes in our effective tax rates as determined from time to time, the inability to realize anticipated tax benefits, or the imposition of additional taxes could have a material impact on our results of operations, financial position and cash flows.  Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, the ultimate repatriation of earnings from non-U.S. subsidiaries to the U.S., or by changes in applicable regulations and accounting principles.

Changes in our recorded tax estimates (including estimated reserves for uncertain tax positions) may have a material impact on our results of operations, financial position and cash flows.  We do not provide for deferred income taxes on undistributed earnings of the Company’s non-U.K. subsidiaries, including RCI’s non-U.S. subsidiaries.  It is the Company’s policy and intention to permanently reinvest earnings of non-U.S. subsidiaries of RCI outside the U.S.  Should the non-U.S. subsidiaries of RCI make a distribution from these earnings, we may be subject to additional U.S. income taxes.

Our international operations typically present additional risks, and operations in certain foreign areas present higher costs.

In recent years, we have significantly diversified our operations internationally.  Foreign operations are often subject to additional political, economic and other uncertainties, such as with respect to taxation policies, customs restrictions, currency exchange, security threats including terrorism, piracy and the risk of asset expropriation due to foreign sovereignty over operating areas.  Political unrest in our areas of operations could potentially delay current or planned projects or could impact us in other unforeseen ways.

In foreign areas where legal protections may be less available to the Company, we assume greater risk that our customer may terminate contracts without cause on short notice, contractually or by governmental action.  Additionally, operations in certain areas, such as the North Sea, are highly regulated and have higher compliance and operating costs in general.

The majority of our transactions are denominated in U.S. dollars.  In order to reduce the impact of exchange rate fluctuations, we generally require customer payments to be in U.S. dollars and limit non-U.S. currency holdings to the extent they are needed to pay liabilities of operations denominated in local currencies.  In certain countries in which we operate such as Egypt, local laws or contracts may require us to receive payment for a portion of the contract in the local currency.  In such instances, we may hold a greater amount of local currency than would otherwise be the case exposing us to devaluation and other risk of exchange loss.

Political disturbances, war, or terrorist attacks and changes in global trade policies and economic sanctions could adversely impact our operations.

Our operations, and particularly those in the Middle East and Egypt, are subject to political and economic risks and uncertainties, including instability resulting from civil unrest, political demonstrations, mass strikes, or an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas, which may result in extended business interruptions, suspended operations and danger to our employees, or result in claims by our customers of a force majeure situation and payment disputes.  Additionally, we are subject to risks of terrorism, piracy, political instability, hostilities, nationalization, expropriation, confiscation or deprivation of our assets or military action impacting our operations, assets or financial performance in our areas of operations, including the Middle East.

Most of our contracts are fixed-price contracts, and changes in customer requirements, increased regulatory requirements and increases in our operating costs or price levels in general could have an adverse effect on the profitability of those contracts.

Most of our drilling contracts provide for the payment of a fixed day rate during periods of operation and reduced day rates during periods of other activities.  Our long-term contracts may be at day rates lower than current prevailing rates, and therefore unable to benefit from the higher prevailing rates.  Long-term contracts may also be at day rates higher than prevailing rates, and our revenues may decline at the end of such favorable contracts.   Many of our operating costs are unpredictable and can vary based on events beyond our control, including increased customer and regulatory requirements.  Operators and regulators are requiring higher standards than in the past, including more robust back-up redundancy systems.  Our margins will therefore vary over the terms of our contracts as a result of applicable day rates and operating costs.  If our costs increase or we encounter unforeseen costs, we may not be able to recover them from our customers, which could adversely affect our financial position, results of operations and cash flows.

Our rig operating and maintenance costs include fixed costs that will not decline in proportion to decreases in rig utilization and day rates.

We do not expect our rig operating and maintenance costs to decline proportionately when rigs are not in service or when day rates decline.  Fixed costs continue to accrue during out-of-service periods (such as shipyard stays and rig mobilizations preceding a contract), which represented approximately 10% of our available rig days in 2013, down from approximately 12% in 2012.   Operating revenue may fluctuate as a function of changes in day rates, but costs for operating a rig are generally fixed or only slightly variable regardless of the day rate being earned.  Additionally, if our rigs are idle between contracts, we typically continue to incur operating and personnel costs because the crew is used to prepare the rig for its next contract.  During times of reduced activity, reductions in costs may not be immediate as portions of the crew may be required to prepare our rigs for stacking.  Moreover, as our rigs are mobilized from one geographic location to another, the labor and other operating and maintenance costs may increase significantly.

Shortages of significant parts or equipment, supplier capacity constraints, supplier production disruptions, supplier quality and sourcing issues or price increases could increase our operating costs, decrease our revenues and adversely impact our operations.
Our reliance on third-party suppliers, manufacturers and service providers to secure equipment, parts, components and sub-systems used in our drilling operations exposes us to volatility in the quality, prices and availability of such items, as well as poor customer service in general. Certain high specification parts and equipment we use in our operations may be available only from a single or small number of suppliers. A disruption in the deliveries from such third-party suppliers, capacity constraints, production disruptions, price increases, quality-control issues, recalls or other decreased availability or servicing of parts and equipment could adversely affect our ability to meet our commitments to customers, adversely impact our operations and revenues by resulting in uncompensated downtime, reduced day rates or the cancellation or termination of contracts, or increase our operating costs.
High costs associated with maintaining idle rigs may cause us to experience losses, and cold-stacking rigs could result in impairment charges.

During extended periods that rigs are idle, we may choose to cold-stack our rigs.  In 2012, we recognized a $5.2 million asset impairment charge on the Rowan Juneau, which has been cold-stacked since 2010. In the event markets deteriorate, we could be exposed to impairment charges on any of our rigs, regardless of whether they are operating or stacked, and we could be exposed to severance costs in the event we stack additional rigs.

Some of our operating risks may not be covered by insurance.

We maintain insurance coverage for damage to our drilling rigs, third-party liability, workers’ compensation and employers’ liability, sudden and accidental pollution and other damages and losses.  Our insurance coverage is subject to deductibles and self-insured retentions which must be met prior to any recovery.  Additionally, our insurance is subject to exclusions and limitations, and we can provide no assurance that such coverage will adequately protect us against liability from all potential consequences and damages. The failure of one or more of our insurance providers to meet claim obligations or losses or liabilities resulting from uninsured or underinsured events could have a material adverse effect on our financial position, results of operations and cash flows.

Our current insurance policies provide coverage for loss or damage to our fleet of drilling rigs on an agreed value basis (which varies by unit) subject to a deductible of $25 million per occurrence.  This coverage does not include damage arising from a US GOM named windstorm, for which we are self-insured.

We maintain insurance policies providing coverage for liability associated with negative environmental impacts of a sudden and accidental pollution event, third-party liability, employers’ liability (including Jones Act liability), automobile liability and aviation liability, and these policies are subject to various deductibles and underlying limits.  In addition, we maintain excess liability coverage with an annual aggregate limit of $700 million subject to a self-insured retention of $10 million except in cases of liabilities (including removal of wreck) arising out of US GOM named windstorms, which are subject to a self-insured retention of $200 million per occurrence.

Our rig physical damage and liability insurance renews each June.  We can provide no assurance we will be able to secure coverage of a similar nature with similar limits at comparable costs.

Our drilling contracts generally indemnify us for injuries and death of our customers’ employees and loss or damage to our customers’ property.  Our service agreements generally indemnify us for injuries and death of our service providers’ employees.

Our contractual indemnification provisions may not be sufficient to cover our liabilities.

Our drilling contracts provide for varying levels of indemnification and allocation of liabilities between our customers and us with respect to liabilities resulting from various hazards associated with the drilling industry,  such as loss of well control, well-bore pollution and damage to subsurface reservoirs and injury or death to personnel.  The degree of indemnification we receive from operators against liabilities varies from contract to contract based on market conditions and customer requirements existing when the contract was negotiated. However, the enforceability of our indemnities may be subject to differing interpretations, or further limited or prohibited under applicable law or by contract, particularly in cases of gross negligence, willful misconduct, punitive damages or punitive fines and/or penalties.  For example, in 2012 a U.S. District Court in the Eastern District of Louisiana invalidated certain contractual indemnities for punitive damages and for civil penalties in a drilling contract governed by U.S. maritime law as a matter of public policy. We could therefore be liable for certain liabilities even in cases where we have contractual indemnification rights. Notwithstanding a contractual indemnity from a customer, there can be no assurance that our customers will be financially able to indemnify us or will otherwise honor their contractual indemnity obligations. The failure of a customer to meet its indemnification obligations, or losses or liabilities resulting from events excluded from or unenforceable under contractual indemnification obligations could have a material adverse effect on our financial position, results of operations and cash flows.

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

Failure to comply with corruption laws could have an adverse impact on our business.

The U.S. Foreign Corrupt Practices Act (FCPA), the United Kingdom Bribery Act 2010 and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Although we have programs in place covering compliance with anti-corruption laws, any failure to comply with the FCPA or other anti-corruption laws could subject us to civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial position, results of operations or cash flows. We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets.

Unionization efforts and labor regulations in certain countries in which we operate could materially increase our costs or limit our flexibility.

Certain of our employees and contractors in international markets, such as Trinidad and Norway, are represented by labor unions and work under collective bargaining or similar agreements, which are subject to periodic renegotiation.  Further, efforts may be made from time to time to unionize portions of our workforce. In addition, we may in the future be subject to strikes or work stoppages and other labor disruptions. Additional unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs, reduce our revenues or limit our flexibility.

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

Further, realization of the logistical and operational benefits of the redomestication is also dependent on a variety of factors including the geographic regions in which our rigs are deployed, the location of the business unit offices that oversee our global offshore contract drilling operations, the locations of our customers' corporate offices and principal areas of operation and the location of our investors. If events or changes in circumstances occur affecting the aforementioned factors, we may not be able to continue to realize the expected logistical and operational benefits of the redomestication.

The enforcement of civil liabilities against Rowan plc may be more difficult.

Because Rowan plc is a public limited company incorporated under English law, investors could experience more difficulty enforcing judgments obtained against Rowan plc in U.S. courts than would be the case for U.S. judgments obtained against a U.S. company.  In addition, it may be more difficult (or impossible) to bring some types of claims against Rowan plc in courts in the U.K. than it would be to bring similar claims against a U.S. company in a U.S. court.

Our articles of association include mandatory offer provisions that may have the effect of discouraging, delaying or preventing hostile takeovers, including those that might result in a premium being paid over the market price of our shares, and discouraging, delaying or preventing changes in control or management.

Although Rowan plc is not currently subject to the U.K. Takeover Code, certain provisions similar to the mandatory offer provisions and certain other aspects of the U.K. Takeover Code are included in our articles of association. As a result, among other matters, except with the consent of our Board or the prior approval of the shareholders, a Rowan plc shareholder, together with persons acting in concert, would be at risk of certain Board sanctions if they acquired 30 percent or more of our issued shares without making an offer to all of our other shareholders that is in cash or accompanied by a cash alternative.  The ability of shareholders to retain their shares upon completion of a mandatory offer may depend on whether the offeror subsequently causes us to propose a court-approved scheme of arrangement that would compel minority shareholders to transfer or surrender their shares in favor of the offeror or, if the offeror has acquired at least 90 percent of the relevant shares, the offeror requires minority shareholders to accept the offer under the ‘squeeze-out’ provisions in our articles of association.  The mandatory offer provisions in our articles of association could have the effect of discouraging the acquisition and holding of interests of 30 percent or more of issued shares and encouraging those shareholders who may be acting in concert with respect to the acquisition of shares to seek to obtain the consent of our Board before effecting any additional purchases.  In addition, these provisions may adversely affect the market price of our shares or inhibit fluctuations in the market price of our shares that could otherwise result from actual or rumored takeover attempts.

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

English law also generally prohibits a company from repurchasing its own shares by way of “off market purchases” without the prior approval of shareholders by special resolution (i.e., 75 percent of votes cast), which approval lasts for a maximum period of five years. English law prohibits Rowan plc from conducting “on market purchases” as its shares will not be traded on a recognized investment exchange in the U.K.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company has no unresolved SEC staff comments.

ITEM 2.  PROPERTIES

The Company's primary U.S. offices are located in 116,562 square feet of leased space in an office tower located at 2800 Post Oak Boulevard in Houston, Texas.  Additionally, we lease other office, maintenance and warehouse facilities in Houston, Texas; Aberdeen, Scotland; Dammam, Saudi Arabia; Doha, Qatar; Cairo, Egypt; Chaguaramas, Trinidad; Stavanger, Norway; Ulsan, South Korea; Jakarta, Indonesia; Kuala Lumpur, Malaysia, and Singapore.

Drilling Rigs

Following are the principal drilling equipment owned by the Company and location at February 20, 2014. Water depths are the "rated" water depths; actual water depths may vary depending on operating location:

		Depth (feet)(1)
Rig Name	Class Name/Type	Water	Drilling	Year in service/ significant refurbishment	Location

Ultra-Deepwater Drillships:
Rowan Renaissance	Gusto MSC P10,000	12,000	40,000	2014	Enroute to W. Africa
Rowan Resolute (under construction)	Gusto MSC P10,000	12,000	40,000	2014 (est.)	Shipyard
Rowan Reliance (under construction)	Gusto MSC P10,000	12,000	40,000	2015 (est.)	Shipyard
Rowan Relentless (under construction)	Gusto MSC P10,000	12,000	40,000	2015 (est.)	Shipyard

High-Specification Jack-ups: (2)
Rowan Norway (3)	N-Class	400	35,000	2011	Norway
Rowan Stavanger (3)	N-Class	400	35,000	2011	U.K. North Sea
Rowan Viking (3)	N-Class	400	35,000	2011	U.K. North Sea
Rowan EXL IV (3)	EXL	350	40,000	2011	Malaysia
Rowan EXL III (3)	EXL	350	40,000	2011	US GOM
Rowan EXL II (3)	EXL	350	35,000	2011	Trinidad
Rowan EXL I (3)	EXL	350	35,000	2010	Indonesia
Joe Douglas (3)	240C	375	35,000	2012	US GOM
Ralph Coffman (3)	240C	375	35,000	2009	Egypt
Rowan Mississippi (3)	240C	375	35,000	2008	Middle East
J.P. Bussell (3)	Tarzan	300	35,000	2008	Malaysia
Hank Boswell (3)	Tarzan	300	35,000	2006	Middle East
Bob Keller (3)	Tarzan	300	35,000	2005	Middle East
Scooter Yeargain (3)	Tarzan	300	35,000	2004	Middle East
Bob Palmer (3)	Super Gorilla XL	490	35,000	2003	Middle East
Rowan Gorilla VII (4)	Super Gorilla	450	35,000	2002	U.K. North Sea
Rowan Gorilla VI (4)	Super Gorilla	450	35,000	2000	U.K. North Sea
Rowan Gorilla V (4)	Super Gorilla	400	35,000	1998	U.K. North Sea
Rowan Gorilla IV (3)	Gorilla	450	35,000	1986	US GOM

Premium Jack-ups: (5)
Rowan Gorilla III (3)	Gorilla	450	30,000	1984	Trinidad
Rowan Gorilla II (3)	Gorilla	480	30,000	1984	Indonesia
Rowan California (3)	116C	300	25,000	1983	Middle East
Cecil Provine (3)	116C	300	30,000	1982	US GOM
Gilbert Rowe (3)	116C	300	30,000	1981/2013	Middle East
Arch Rowan (3)	116C	350	30,000	1981	Middle East
Charles Rowan (3)	116C	350	30,000	1981	Middle East
Rowan Middletown (3)	116C	300	30,000	1980	Middle East

Conventional Jack-ups: (6)
Rowan Juneau	Slot	250	30,000	1977	Stacked
Rowan Alaska	Slot	350	25,000	1975	Stacked
Rowan Louisiana (3)	Slot	350	30,000	1975/2006	US GOM
______________________________

(1)	Indicates rated water and drilling depths.

(2)	High-specification rigs are those that have hook-load capacity of at least two million pounds.

(3)	Unit is equipped with three mud pumps.

(4)	Unit is equipped with four mud pumps.

(5)	Premium jack-ups are cantilevered rigs capable of operating in water depths of 300 feet or more.

(6)	Units are equipped with skid-off capability, which is described under “Drilling Fleet” in Item 1, Business.

ITEM 3.  LEGAL PROCEEDINGS

On May 2, 2012, while attempting to enter the Port of Corpus Christi Ship Channel, the tanker M/V FR8 PRIDE lost engine power and propulsion and collided with the Company’s EXL I rig causing extensive damage to the rig.  On May 18, 2012, the Company filed suit in federal court in the Southern District of Texas, Corpus Christi Division, against the M/V FR8 PRIDE, FR8 Pride Shipping Corp. PTE. Ltd. (FR8 Pride Shipping), Thome Ship Management PTE. Ltd. (Thome Ship Management), Scorpio USA LLC, and Scorpio Panamax Tanker Pool Ltd., the M/V FR8 PRIDE’s owners and operators, seeking damages for repairs to the rig of approximately $12 million, which were recognized and included in material charges and other operating expenses in the Consolidated Statement of Income for the year ended December 31, 2012. The EXL I returned to work on November 5, 2012, and the Company estimates its loss of use claim to be an additional $12.5 million. The repair costs to the EXL I are not covered by the Company's insurance because such costs were below the $25 million deductible. In addition, loss of use is not an insured risk.

Mediation was conducted on December 11 and 12, 2013. As a result of the mediation, the parties entered into a binding settlement agreement on December 12, 2013, which resolved all of the damage claims on confidential terms. At present, the parties are working toward finalizing the documentation in order to formally end the litigation. Once a final settlement and release agreement is executed, settlement funds are required to be paid to the Company within thirty days. Until the final settlement agreement and release is executed and the settlement has been funded, we cannot guarantee receipt of any revenue associated with the resolution of the disputed claims.

We are from time to time a party to various lawsuits filed by current or former employees that are incidental to our operations in which the claimants seek unspecified amounts of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on our drilling rigs.  At December 31, 2013, there were approximately 27 asbestos related lawsuits in which we are one of many defendants.  These lawsuits have been filed in the state courts of Louisiana, Mississippi and Texas.  We intend to vigorously defend against the litigation.  We are unable to predict the ultimate outcome of these lawsuits; however, we do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

We are involved in various other legal proceedings incidental to our businesses and are vigorously defending our position in all such matters.  We believe that there are no other known contingencies, claims or lawsuits that could have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, positions and ages of the executive officers of the Company as of March 3, 2014, are listed below. Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

Name	Position	Age

W. Matt Ralls	Chief Executive Officer	64
Thomas P. Burke	President and Chief Operating Officer	46
J. Kevin Bartol	Executive Vice President, Chief Financial Officer and Treasurer	54
John L. Buvens	Executive Vice President, Legal	58
Mark A. Keller	Executive Vice President, Business Development	61
Melanie M. Trent	Senior Vice President, Chief Administrative Officer and Company Secretary	49
Gregory M. Hatfield	Vice President and Controller	44

Mr. Ralls has been Chief Executive Officer of the Company since January 2009. Additionally, Mr. Ralls served as President of the Company from January 2009 until March 2013. From June 2005 until his retirement in November 2007, Mr. Ralls served as

Executive Vice President and Chief Operating Officer of GlobalSantaFe Corporation.  Mr. Ralls also serves on the Boards of Superior Energy Services and Cabot Oil & Gas Corporation.

Dr. Burke became President of the Company in March 2013 and has served as Chief Operating Officer since July 2011.  He joined the Company in December 2009 to serve as President and Chief Executive Officer of LeTourneau Technologies, Inc. (LeTourneau) and served in such capacity until the sale of LeTourneau in June 2011.  Prior to that time, he was employed by Complete Production Services, Inc., an oilfield services company, as Division President from 2006 to 2009.

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

Mr. Hatfield has served as Vice President and Controller since March 2010.  From May 2005 to March 2010, he served as Controller.

As previously announced, Mr. Ralls plans to retire as Chief Executive Officer of the Company effective as of the 2014 annual general meeting of shareholders (the annual meeting) and, subject to his reelection at the annual meeting, will assume the role of Executive Chairman of the Board as of such date. Dr. Burke will assume the role of Chief Executive Officer as of Mr. Ralls’ retirement and has been nominated by the Board for election at the annual meeting as a director. As part of the succession transition, the Board has determined that Mr. Ralls’ extensive experience and leadership in the energy industry and as President and CEO of the Company since 2009 are invaluable and his continued role as Executive Chairman will help the Board leverage his expertise and knowledge during the transition period as Dr. Burke assumes the role of CEO. Subject to his re-election by shareholders, Mr. Ralls has agreed to serve as Executive Chairman for a transition period of two years until the 2016 annual general meeting of shareholders, at which time he plans to retire from the Board.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are listed on the NYSE under the symbol “RDC.”  The following table sets forth the high and low sales prices of our shares for each quarterly period within the two most recent years as reported by the NYSE Consolidated Transaction Reporting System.

	2013		2012
Quarter	High	Low	High	Low
First	$36.85	$31.55	$39.40	$30.78
Second	36.51	30.21	36.22	28.62
Third	38.65	33.86	39.40	32.08
Fourth	37.81	32.75	34.73	30.05

On January 31, 2014, there were 77 shareholders of record.

Restrictive provisions in the Company’s debt agreements require the Company to maintain a minimum level of shareholders’ equity equal to no less than the 67 percent of the book value of outstanding debt.

On January 31, 2014, the Board of Directors approved a quarterly cash dividend policy, with the first dividend expected to be paid in the second quarter of 2014. The Board anticipates the initial quarterly cash dividend will be $0.10 per share.

The graph below presents the relative investment performance of our ordinary shares, the Dow Jones U.S. Oil Equipment and Services Index, and the S&P 500 Index for the five-year period ended December 31, 2013, assuming reinvestment of dividends.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Rowan	100.00	142.39	219.56	190.75	196.67	222.39
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
Dow Jones US Oil Equipment & Services Index	100.00	165.15	210.29	184.16	184.76	237.25

Issuer Purchases of Equity Securities

The following table summarizes acquisitions of our shares for the fourth quarter of 2013:

Month ended	Total number of shares purchased [1]	Average price paid per share [1]	Total number of shares purchased as part of publicly announced plans or programs[2]	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
Balance forward				$24,987,408
October 31, 2013	149	$37.46	—	24,987,408
November 30, 2013	489	$35.96	—	24,987,408
December 31, 2013	—	-	—	24,987,408
Total	638	$36.31	—

[1] The total number of shares purchased includes (i) shares acquired from employees and non-employee directors by an affiliated Employee Benefit Trust upon forfeiture of nonvested awards or in satisfaction of tax withholding requirements and (ii) shares purchased, if any, pursuant to a publicly announced share repurchase program described in note 2 below. The Company did not acquire any shares under its share repurchase program during the fourth quarter of 2013.

2 On July 25, 2012, the Board of Directors of Rowan plc, as successor issuer to RCI, approved the continuation of the previously announced $150 million share repurchase program, of which approximately $25 million remained available. Share repurchases may be commenced or suspended from time to time without prior notice. Any shares acquired under the share repurchase program will be canceled.

For information concerning our shares to be issued in connection with equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for each of the last five years is presented below:

	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Operations
Revenues	$1,579,284	$1,392,607	$939,229	$1,017,705	$1,043,003
Costs and expenses:
Direct operating costs (excluding items shown below)	860,893	752,173	508,066	416,832	404,313
Depreciation and amortization	271,008	247,900	183,903	138,301	123,940
Selling, general and administrative	131,373	99,712	88,278	78,658	65,953
(Gain) loss on disposals of property and equipment	(20,119)	(2,502)	(1,577)	402	(5,543)
Material charges and other operating expenses (1)	4,453	40,272	10,976	5,250	—
Total costs and expenses	1,247,608	1,137,555	789,646	639,443	588,663
Income from operations	331,676	255,052	149,583	378,262	454,340
Other income (expense) — net	(70,437)	(71,582)	(19,503)	(18,727)	(6,822)
Income from continuing operations, before income taxes	261,239	183,470	130,080	359,535	447,518
Provision (benefit) for income taxes	8,663	(19,829)	(5,659)	91,934	119,186
Income from continuing operations	252,576	203,299	135,739	267,601	328,332
Discontinued operations, net of taxes (2)	—	(22,697)	601,102	12,394	39,172
Net income	$252,576	$180,602	$736,841	$279,995	$367,504
Basic income per common share:
Income from continuing operations	$2.04	$1.65	$1.09	$2.29	$2.89
Income from discontinued operations	—	(0.18)	4.80	0.10	0.35
Net income	$2.04	$1.47	$5.89	$2.39	$3.24
Diluted income per common share:
Income from continuing operations	$2.03	$1.64	$1.07	$2.25	$2.89
Income from discontinued operations	—	(0.18)	4.76	0.11	0.35
Net income	$2.03	$1.46	$5.83	$2.36	$3.24

Financial Position
Cash and cash equivalents	$1,092,844	$1,024,008	$438,853	$437,479	$639,681
Property, plant and equipment — net	$6,385,755	$6,071,729	$5,678,713	$4,344,522	$3,093,591
Total assets	$7,975,761	$7,699,487	$6,597,845	$6,217,457	$5,210,694
Long-term debt, less current portion	$2,008,700	$2,009,598	$1,089,335	$1,133,745	$787,490
Shareholders’ equity	$4,893,761	$4,531,724	$4,325,987	$3,752,310	$3,110,370

Statistical Information
Current ratio (3)	4.50	5.61	2.46	2.88	2.97
Long-term debt/total capitalization	0.29	0.31	0.20	0.23	0.20
Book value per share of common stock outstanding	39.39	36.48	35.01	29.71	27.31
Price range of common stock:
High	38.65	39.40	44.83	35.39	27.54
Low	30.21	28.62	28.13	20.44	10.28
___________________

(1)
Material charges and other operating expenses consisted of the following: 2013 – $4.5 million of noncash asset impairment charges; 2012 – $13.8 million of legal and consulting fees incurred in connection with the Company’s redomestication, $12.0 million of repair costs for the EXL I following its collision with a tanker, $8.7 million of pension settlement costs in connection with lump sum pension payments to employees of the Company’s former manufacturing subsidiary, $8.1 million of noncash asset impairment charges, $2.3 million of incremental noncash share-based compensation cost in connection with the retirement of an employee, partially offset by a $4.7 million gain for cash received in connection with the settlement of a 2005 dispute with a customer; 2011 – a $6.1 million payment to settle a lawsuit in connection with the Company’s obligation under a charter agreement for the Rowan Halifax and $4.9 million of incremental noncash and cash compensation cost in connection with the separation of an employee; and 2010 – the cost of terminating the Company’s agency agreement in Mexico.

(2)
In 2011, the Company sold its manufacturing and land drilling operations.  Operating results for manufacturing and land drilling have been reclassified to discontinued operations for each year presented.

(3)	Current ratio excludes assets and liabilities of discontinued operations.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Results of operations continued their upward trend in 2013 over 2012 and 2011 as both day rates and utilization were up over prior years, and out-of-service days and unbilled downtime decreased. Fleet utilization improved to 81% in 2013 from 77% and 66% in 2012 and 2011, respectively, and fleet average day rates improved to $170,912 in 2013 from $156,306 and $142,083 in 2012 and 2011. Out-of-service days decreased to less than 10% of available rig days in 2013 from approximately 12% in 2012 and 22% in 2011 as a result of decreased shipyard time and fewer rig mobilizations in 2013 compared to the previous two years. Operational downtime, which represents unbillable hours due to equipment breakdowns or procedural failures, decreased to approximately 1% of in-service days from 2% in 2012.
In January 2014, we took delivery of the Rowan Renaissance, the first of our four new drillships. The Rowan Renaissance is expected to commence drilling operations offshore West Africa under a three-year contract beginning in April 2014 at an effective day rate of $619,000. Our three remaining ultra-deepwater drillships under construction, the Rowan Resolute, Rowan Reliance, and Rowan Relentless, are scheduled for delivery in June 2014, October 2014, and March 2015, respectively. The Rowan Resolute has a three-year contract commencing in the US GOM in late September 2014 at an effective day rate of $608,000. The Rowan Reliance has a three-year contract commencing operations in the US GOM in late January 2015 at an effective day rate of $602,000, and the Rowan Relentless is not yet contracted.

With the addition of the drillship contracts, we increased our backlog to $5.0 billion as of February 20, 2014, from $3.6 billion at the same time last year.

As of February 20, 2014, the date of our most recent Fleet Status Report, we had six jack-ups in the North Sea, ten in the Middle East, seven in the US GOM, two in each of Malaysia, Trinidad, and Indonesia and one in Egypt.  As of that date, estimated contract expirations for our jack-up rigs were as follows: 2014 - 16; 2015 - 4; 2016 - 3; 2017 - 3, and 2024 - 1. At that date, three rigs were available, including two that were cold-stacked.

RESULTS OF OPERATIONS

Our profitability is primarily a function of our ability to keep our rigs under contract earning operating day rates, offset by any downtime while a rig is under contract.  The Company typically receives a reduced day rate or no day rate during periods of downtime.  Our ability to obtain contracts for our rigs and the day rates received are primarily determined by the level of oil and gas exploration and development expenditures, which are heavily influenced by trends in oil and natural gas prices and the availability of competitive equipment.  When drilling markets are strengthening, day rates generally lag the upward trend in rig utilization, and day rate increases can be more significant as fleet utilization approaches 90% or more.  When drilling markets are weakening, contractors often reduce day rates in an effort to maintain fleet utilization.  Both rig utilization and day rates have historically declined much faster than they have risen. Our average utilization and day rates by rig classification are presented below:

	2013	2012	2011
Utilization: (1)
High specification jack-up (2)	91%	91%	83%
Premium jack-up(3)	79%	63%	49%
Conventional jack-up	26%	33%	28%

Average day rate: (4)
High specification jack-up	$198,781	$181,480	$169,869
Premium jack-up	$107,245	$94,678	$78,972
Conventional jack-up	$101,662	$72,688	$58,313

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

Current Operations and Markets

Worldwide demand for offshore drilling services is inherently volatile and has historically varied among geographic markets, as has the supply of competitive equipment.  Exploration and development expenditures can be impacted by many local factors, such as political and regulatory policies, seasonal weather patterns, lease expirations, new oil and gas discoveries and reservoir depletion.  Over time, the level and expected direction of oil and natural gas prices are the principal determinants of drilling activity, and oil and gas prices are ultimately a function of the supply of and demand for those commodities.

Our primary drilling markets are currently the U.K. and Norwegian sectors of the North Sea, the Middle East, the US GOM and Southeast Asia. As demand shifts among geographic areas, the Company may from time to time relocate rigs from one major geographic area to another. The relocation of rigs is a significant undertaking, and often interrupts revenues and cash flows for several months, particularly when equipment upgrades are involved.  Thus, major relocations are typically carried out only when the likelihood of higher long-term returns outweighs the short-term costs. During 2012 we relocated three rigs from the US GOM to Egypt, Indonesia and Malaysia. There were no significant rig repositionings in 2013.

The North Sea is a mature, harsh-environment offshore drilling market that has long been dominated by major oil and gas companies operating within a relatively tight regulatory environment.  Project lead times are often lengthy, and drilling assignments, which typically require ultra-premium equipment capable of handling extreme weather conditions and high down-hole pressures and temperatures, can range from several months to several years.  Drilling activity and day rates in the North Sea move slowly in response to market conditions, and generally follow trends in oil prices.  As of February 20, 2014, industry utilization for jack-up rigs in the North Sea was 100%, and we had six rigs in the U.K. and Norwegian sectors with expected contract completion dates ranging from 2014 through 2017.

The Middle East is a market in which we have had a significant presence in recent years.  As of February 20, 2014, industry utilization in the Middle East for jack-up rigs was 89%, and we had nine rigs under contract in Saudi Arabia and one under contract in Qatar.  Seven of our ten rigs working there have contracts estimated to complete in 2014, one has a contract estimated complete in 2015, one has a contract estimated to complete in 2016 and one has a contract estimated to complete in 2024.

The US GOM jack-up drilling market is highly fragmented among many participants, many of which are independent operators whose drilling activities may be highly dependent on near-term operating cash flows.  A typical drilling assignment may call for 60 days of exploration or development work performed under a single-well contract with negotiable renewal options.  Long-term contracts for jack-up rigs have been relatively rare, and generally are available only from the major integrated oil companies and a few of the larger independent operators.  Jack-up drilling demand and day rates in the US GOM have tended to move quickly and generally follow trends in natural gas prices.  Demand in the shallower waters of the US GOM has been relatively weak over the last few years as a result of the availability of natural gas and relatively low prices.  As of February 20, 2014, industry utilization for jack-up rigs in the US GOM was 59%, and we had seven rigs there – five under contracts estimated to complete in 2014, and two that were stacked.

In late 2011, we reentered the Southeast Asia market after a long absence and currently have one rig operating in Malaysia, two in Indonesia and one stacked in Malaysia.  We see increasing opportunities in Southeast Asia due to strong regional economies, a growing emphasis on higher specification rigs and strong interest in contractors with high-pressure/high-temperature well experience.  Industry utilization for jack-up rigs in Southeast Asia was 92% at February 20, 2014.  Two of our rigs there have contracts estimated to complete in 2014 and one has a contract estimated to complete in 2016.

Key Performance Measures

The following table presents certain key performance measures for our fleet:

	2013	2012	2011
Revenues (in thousands):
North Sea	$480,442	$491,459	$298,027
Middle East (1)	432,739	400,359	263,589
US GOM	236,712	206,348	260,405
Southeast Asia	208,702	135,943	16,560
Other international(2)	184,224	122,159	89,364
Subtotal - Day rate revenues	1,542,819	1,356,268	927,945
Other revenues(3)	36,465	36,339	11,284
Total revenues	$1,579,284	$1,392,607	$939,229

Revenue-producing days:
North Sea	1,777	2,074	1,424
Middle East	3,171	3,010	2,048
US GOM	1,708	1,706	2,227
Southeast Asia	1,291	994	136
Other international	1,080	893	696
Total revenue-producing days	9,027	8,677	6,531

Average day rate:(4)
North Sea	$270,378	$236,962	$209,289
Middle East	$136,481	$133,010	$128,706
US GOM	$138,550	$120,954	$116,931
Southeast Asia	$161,694	$136,764	121,765
Other international	$170,627	$136,796	$128,397
Total fleet	$170,912	$156,306	$142,083

Utilization:(5)
North Sea	81%	94%	94%
Middle East	83%	75%	53%
US GOM	67%	59%	71%
Southeast Asia	88%	79%	37%
Other international	99%	94%	67%
Total fleet	81%	77%	66%

(1) Our rigs operating in the Middle East are located in Saudi Arabia and Qatar. We also have a rig operating in Egypt, which is included in "other international."
(2) "Other international" for, 2011 through 2013 includes two rigs operating in Trinidad and one in Egypt and for 2011, Mexico.
(3) Other revenues, which are primarily revenues received for contract reimbursable costs, are excluded from the computation of average day rate.
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

(5) Utilization is the number of revenue-producing days, including fractional days, divided by the aggregate number of calendar days in the period.

2013 Compared to 2012

Our operating results for the years ended December 31, 2013 and 2012 are highlighted below (dollars in millions):

	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,579.3	100%	$1,392.6	100%
Operating costs (excluding items below)	(860.9)	-55%	(752.2)	-54%
Depreciation expense	(271.0)	-17%	(247.9)	-18%
Selling, general and administrative expenses	(131.3)	-8%	(99.7)	-7%
Net gain on property disposals	20.1	1%	2.5	0%
Material charges and other operating expenses	(4.5)	—%	(40.2)	-3%
Operating income	$331.7	21%	$255.1	18%

Revenues for 2013 increased by $186.7 million or 13% compared to 2012 as a result of the following (in millions):

Increase

Higher average day rates for existing rigs	$125.2
Higher utilization of existing rigs	48.1
Other, net	13.4
Net increase	$186.7

Operating costs other than depreciation, selling, general and administrative expenses and material charges and other operating expenses for 2013 increased by $108.7 million or 14% over the prior year, as a result of the following (in millions):

Increase

Increase due to rigs operating in higher-cost locations	$55.6
Expansion of foreign shorebases	14.6
Operations support	12.7
Repair costs for Gorilla VII	12.4
Other, net	13.4
Net increase	$108.7

Our operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses and material charges and other operating expenses) was approximately 45% in 2013 and 46% in 2012. Depreciation increased by $23.1 million or 9% over 2012 due to capital improvements to the fleet.

In July 2013, while the Gorilla VII was changing locations, the legs were severely damaged as the hull was being lowered into the water. Extended poor weather conditions in the North Sea hampered the rig's ability to return to its operating location following repairs. As a result of the incident, the rig was out of service for 174 days in 2013, resulting in a loss of revenue of approximately $43 million. In 2013, we incurred $12.4 million in incremental repair costs to the rig, which are included in direct operating costs. The rig returned to service in February 2014.

Selling, general and administrative expenses increased by $31.7 million or 32% primarily due to professional services and fees for corporate restructuring, initiatives related to the Company's internationalization and entry into the ultra-deepwater market; the noncash impact of a new retirement policy on the vesting period for share-based compensation; incremental incentive-based compensation based on the Company's projected performance; and fair market adjustments to certain share-based awards based on changes in the share price.

In 2013, the Company sold the Rowan Paris, one of the Company's older rigs, for approximately $40.0 million in cash and recognized a gain of $19.1 million.

Material charges and other operating expenses for 2013 consisted of a $4.5 million noncash asset impairment charge on a maintenance and storage facility.

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

In 2013, we recognized income tax expense of $8.7 million on $261.2 million of pretax income from continuing operations, as compared to a benefit of $19.8 million on $183.5 million of pretax income from continuing operations in 2012. The low effective tax rate of 3.3% in 2013 was due in part to the amortization of benefits related to outbounding certain U.S.-owned rigs to our non-U.S. subsidiaries in prior years; a significant proportion of income earned in low-tax foreign jurisdictions; the implementation of our international restructuring plan, which resulted in the utilization of non-U.S. subsidiaries’ foreign taxes paid as credits against U.S. taxable income; additional tax basis in fixed assets due to the application of a ruling in a third-party tax case to the Company's situation; and the continued recognition of tax benefits related to the application of certain tax planning strategies implemented in 2012 related to interest capitalization. The recognition of an income tax benefit in 2012 was due in part to the amortization of benefits related to outbounding certain rigs to our non-U.S. subsidiaries in prior years; a significant proportion of income earned in low-tax foreign jurisdictions; and the implementation of tax planning strategies with regard to capitalized interest.

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

Outlook

Our backlog by geographic area as of the date of our most recent Fleet Status Report, compared to our backlog as reported in our 2012 Form 10-K, is set forth below.  Backlog for the US GOM at February 20, 2014, includes $1.8 billion attributable to the three remaining drillships under construction (in millions):

	February 20, 2014	February 21, 2013
US GOM	$1,861	$594
North Sea	1,405	1,599
Middle East	1,029	790
West Africa	226	226
Southeast Asia	160	183
Other international	297	203
Total backlog	$4,978	$3,595

We estimate our backlog will be realized as follows (in millions):

2014	$1,339
2015	1,402
2016	1,168
2017	638
2018 and later years	431
Total backlog	$4,978

About 61% of our remaining available rig days in 2014 and 35% of available rig days in 2015 were under contract or commitment as of February 20, 2014. As of that date, we had 16 rigs with contract terms ending in 2014. As existing contracts expire, we expect our rigs to roll over at day rates higher than prior contract rates.

We define out-of-service days as those for which no revenues are recognized other than operational downtime and cold-stacked days. The Company may be compensated for certain out-of-service days, such as for shipyard stays or for rig transit periods preceding a contract; however, recognition of any such compensation is deferred and recognized over the period of drilling operations.

Our out-of-service days declined to 10% of available rig days in 2013 from 12% in 2012 and 22% in 2011.  Out-of-service time was down from the prior year as there were no major rigs relocations in 2013 compared to three in 2012. Partially offsetting such improvement was the unplanned downtime for the Gorilla VII, which was out of service for 174 days in 2013 while in a shipyard for leg repairs and waiting on weather, in addition to planned shipyard stays for upgrades, repairs and inspections for other rigs. Out-of-service days in 2011 was negatively impacted due to several major rig relocations and the start-up of six newly constructed rigs.  We currently estimate out-of-service days for our jack-up fleet to be approximately 7% to 9% of available rig days in 2014 for inspections and special surveys, customer required equipment upgrades and other equipment modifications.

Operational downtime is defined as the unbillable time a rig is under contract and unable to conduct planned operations due to equipment breakdowns or procedural failures. Our operational downtime, which is in addition to out-of-service days, was approximately 1% of in-service days for 2013 compared to 2% for 2012. We estimate operational downtime will typically approximate 2.5% of operating days on a go-forward basis.

We expect our first two ultra-deepwater drillships to commence initial operations in mid April and late September 2014. We project that operational downtime for our ultra-deepwater drillships will be less than 5% following their initial break-in period of operations, during which time the actual rate could be somewhat higher.

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

LIQUIDITY AND CAPITAL RESOURCES

Key balance sheet amounts and ratios at December 31 were as follows (dollars in millions):

	2013	2012
Cash and cash equivalents	$1,092.8	$1,024.0
Current assets (excluding assets of discontinued operations)	$1,505.1	$1,529.6
Current liabilities (excluding liabilities of discontinued operations)	$334.5	$272.8
Current ratio (excluding assets and liabilities of discontinued operations)	4.50	5.61
Long-term debt	$2,008.7	$2,009.6
Shareholders' equity	$4,893.8	$4,531.7
Long-term debt/total capitalization	0.29	0.31

Sources and uses of cash and cash equivalents were as follows:

	2013	2012	2011
Net operating cash flows	$623.2	$393.7	$94.7
Borrowings, net of issue costs	—	1,102.9	—
Capital expenditures	(607.3)	(685.2)	(1,517.7)
Debt repayments	—	(238.5)	(52.2)
Proceeds from asset disposals	44.5	10.5	5.7
Proceeds from equity compensation plans	2.9	0.6	19.9
Proceeds from sales of manufacturing and land drilling operations, net	—	—	1,555.5
Payments to acquire treasury stock	—	—	(125.0)
Net change in restricted cash balance	—	—	15.3
All other, net	5.5	1.2	5.2
Total net sources	$68.8	$585.2	$1.4

Operating Cash Flows

Cash flows from operations increased to approximately $623 million in 2013 from $394 million in 2012, and $95 million in 2011.  Operating cash flows for 2013 were favorably impacted by higher day rates and rig utilization, receipt of an approximately $53 million U.S. federal income tax refund, improved timing of collections of accounts receivables and a reduction in the required minimum pension contribution as a result of U.S. legislation. Operating cash flows for 2012 compared to 2011 were positively impacted by the addition of seven newbuild rigs to the fleet in 2011 and 2012.

The Company has not provided deferred income taxes on undistributed earnings of its non-U.K. subsidiaries, including RCI's non-U.S. subsidiaries.  It is the Company’s policy and intention to permanently reinvest earnings of non-U.S. subsidiaries of RCI outside the U.S.  Generally, earnings of non-U.K. subsidiaries that are not subsidiaries of RCI can be distributed to the Company without imposition of either U.K. or local country tax.

As of December 31, 2013, unremitted earnings of RCI’s non-U.S. subsidiaries were approximately $419 million.  Should the non-U.S. subsidiaries of RCI make a distribution from these earnings, we may be subject to additional U.S. income taxes.  It is not practicable to estimate the amount of deferred tax liability related to the undistributed earnings, and RCI's non-U.S. subsidiaries have no plan to distribute earnings in a manner that would cause them to be subject to U.S., U.K. or other local country taxation.

At December 31, 2013, RCI’s non-U.S. subsidiaries held approximately $374 million of the $1.1 billion of consolidated cash and cash equivalents.   The Company has significant net assets, liquidity, contract backlog and/or other financial resources available to meet its operational and capital investment requirements and otherwise allow us to continue to maintain our policy of reinvesting such undistributed earnings outside the U.K. and U.S. indefinitely.

Investing Activities

In January 2014, the Company took delivery of the first of four newly constructed drillships, the Rowan Renaissance, which is expected to commence drilling operations offshore West Africa under a three-year contract beginning in April 2014 at an effective day rate of $619,000. The Company's three remaining ultra-deepwater drillships under construction, the Rowan Resolute, Rowan Reliance, and Rowan Relentless, are scheduled for delivery in June 2014, October 2014, and March 2015, respectively. Reference should be made to Note 7 of Notes to Consolidated Financial Statements in this Form 10-K for the status of our newbuild rig projects.

Capital expenditures in 2013 totaled $607 million and included the following:

•	$229 million towards construction of the ultra-deepwater drillships Rowan Renaissance, Rowan Resolute, Rowan Reliance and Rowan Relentless;

•	$323 million for improvements to the existing fleet, including contractually required modifications; and

•	$55 million for rig equipment inventory and other.

We currently estimate our 2014 capital expenditures to be approximately $2.1 billion, including $1.7 billion towards construction of our four ultra-deepwater drillships and related costs, including mobilization, commissioning, and capital expenditures for riser gas-handling equipment, software certifications and drillship fleet spares in support of deepwater operations; $254 million for life enhancement projects and existing fleet maintenance capital; $61 million for partially reimbursed contractually required modifications to the fleet; and $67 million for jack-up equipment spares, drill pipe and improvements to our shore bases.

The capital budget reflects an appropriation of money that we may or may not spend, and the timing of such expenditures may change.  We will periodically review and adjust the capital budget as necessary based upon current and forecast cash flows and liquidity, anticipated market conditions in our business, the availability of financial resources, and alternative uses of capital to enhance shareholder value.

We expect to fund the three drillships currently under construction and other capital expenditures from available cash, cash flows from operations, and our revolving credit facility, if necessary.

Capital expenditures for 2012 totaled $685 million and included $287 million towards construction of the Rowan Renaissance, Rowan Resolute, Rowan Reliance and Rowan Relentless; $350 million for improvements to the existing fleet, including contractually required modifications; and $48 million for rig equipment, inventory and other.

Capital expenditures for 2011 totaled $1.5 billion and included $539 million towards completion of our two N-Class rigs, the Rowan Stavanger and Rowan Norway; $456 million towards construction the Rowan Renaissance, Rowan Resolute, and Rowan Reliance; $296 million for improvements to the existing fleet, including contractually required modifications; $89 million towards completion of the 240C-class rig, Joe Douglas; $94 million towards completion of the EXL IV, and $44 million for manufacturing, drilling and equipment spares, drill pipe and other.

In 2011 we completed the sales of our manufacturing and land drilling businesses for approximately $1.042 billion and $514 million, respectively. We used the proceeds from the sales in our rig construction program.

Financing Activities

In 2012, we completed the issuance and sale in public offerings of $700 million aggregate principal amount of 4.875% Senior Notes due 2022, and $400 million aggregate principal amount of 5.4% Senior Notes due 2042.  Net proceeds of the offerings were approximately $1.104 billion, which were used in part for the Company's rig construction program and the redemption of outstanding debt.

As of December 31, 2013, we had $2.0 billion of outstanding long-term debt consisting of $400 million principal amount of 5% Senior Notes due 2017; $500 million principal amount of 7.875% Senior Notes due 2019; $700 million principal amount of 4.875% Senior Notes due 2022; and $400 million principal amount of 5.4% Senior Notes due 2042 (together, the “Senior Notes”).  The Senior Notes are fully and unconditionally guaranteed on a senior and unsecured basis by Rowan plc (see Note 15 of Notes to Financial Statements).

On January 15, 2014, we completed the issuance and sale in a public offering of $400 million aggregate principal amount of 4.75% Senior Notes due 2024, and $400 million aggregate principal amount of 5.85% Senior Notes due 2044.  Net proceeds of the offering were approximately $792 million, which the Company intends to use in its rig construction program and for general corporate purposes.

Annual interest payments on the Senior Notes, including the January 2014 offering, total $160 million.  No principal payments are required until each series’ final maturity date.  Management believes that cash flows from operating activities and existing cash balances will be sufficient to satisfy all of the Company’s cash requirements for the following 12 months.

On January 23, 2014, the Company amended and restated its credit agreement to increase the borrowing capacity under the revolving credit facility from $750 million to $1.0 billion, among other things. There were no amounts drawn under the revolving credit facility at December 31, 2013.

Restrictive provisions in the Company’s debt agreements require the Company to maintain a minimum level of shareholders’ equity equal to no less than the 67% of the book value of outstanding debt.

Our debt agreements contain provisions that limit the amount of long-term debt, limit the ability of the Company to create liens that secure debt, engage in sale and leaseback transactions, merge or consolidate with another company and, in the event of noncompliance, restrict investment activities and asset purchases and sales, among other things.  Additionally, the revolving credit facility agreement provides that the facility will not be available in the event of a material adverse change in the Company’s condition, operations, business, assets, liabilities or ability to perform.  The Company was in compliance with its debt covenants at December 31, 2013, and expects to remain in compliance throughout 2014.

Cash Dividends
On January 31, 2014, the Board of Directors approved a quarterly cash dividend policy, with the first dividend expected to be paid in the second quarter of 2014. The Board anticipates the initial quarterly cash dividend will be $0.10 per share.

Off-balance Sheet Arrangements and Contractual Obligations

The Company had no off-balance sheet arrangements as of December 31, 2013 or 2012, other than operating lease obligations and other commitments in the ordinary course of business.

The following is a summary of our contractual obligations at December 31, 2013, adjusted to include the January 2014 debt offering, and includes obligations recognized on our balance sheet and those not required to be recognized (in millions):

	Payments due by period
	Total	Within 1 year	2 to 3 years	4 to 5 years	After 5 years
Long-term debt, including interest	$4,551	$160	$320	$699	$3,372
Newbuild construction contracts	1,977	1,522	455	—	—
Purchase obligations	190	190	—	—	—
Operating leases	48	7	10	10	21
Total	$6,766	$1,879	$785	$709	$3,393

We periodically employ letters of credit or other bank-issued guarantees in the normal course of our businesses, and had outstanding letters of credit of approximately $27.2 million at December 31, 2013.

Pension Obligations

Minimum contributions under defined benefit pension plans are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates.  Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements (see “Critical Accounting Policies and Management Estimates – Pension and other postretirement benefits).  As of December 31, 2013, our financial statements reflected an aggregate unfunded pension liability of $137 million.  We expect to make minimum contributions to our defined benefit pension plans of approximately $46 million in 2014, and we will continue to make significant pension contributions over the next several years.  Additional funding may be required if pension asset values decline.

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

Pension and other postretirement benefits

Our pension and other postretirement benefit liabilities and costs are based upon actuarial computations that reflect our assumptions about future events, including long-term asset returns, interest rates, annual compensation increases, mortality rates and other factors.  Key assumptions at December 31, 2013, included weighted average discount rates of 4.58% and 4.16% used to determine pension benefit obligations and net cost, respectively, an expected long-term rate of return on pension plan assets of 8% and annual healthcare cost increases ranging from 7.3% in 2014 to 4.5% in 2026 and beyond.  The assumed discount rate is based upon the average yield for Moody’s Aa-rated corporate bonds and the rate of return assumption reflects a probability distribution of expected long-term returns that is weighted based upon plan asset allocations.  A one-percentage-point decrease in the assumed discount rate would increase our recorded pension and other postretirement benefit liabilities by approximately $100.2 million, while a one-percentage-point decrease (increase) in the expected long-term rate of return on plan assets would increase (decrease) annual net benefits cost by approximately $4.8 million.  A one-percentage-point increase in the assumed healthcare cost trend rate would increase 2014 other postretirement benefit cost by $0.3 million.  To develop the expected long-term rate of return on assets assumption, we considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the plans’ other asset classes and the expectations for future returns of each asset class.  The expected return for each asset class was then weighted based upon the current asset allocation to develop the expected long-term rate of return on assets assumption for the plan, which was maintained at 8% at December 31, 2013, unchanged from December 31, 2012.

Income taxes

In accordance with accounting guidelines for income tax uncertainties, we evaluate each tax position to determine if it is more likely than not that the tax position will be sustained upon examination, based on its merits.  A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in income for the period, and a reserve, if any.  Our income tax returns are subject to audit by U.S. federal, state, and foreign tax authorities.  Determinations by such taxing authorities that differ materially from our recorded estimates, either favorably or unfavorably, may have a material impact on our results of operations, financial position and cash flows.  We believe our reserve for uncertain tax positions totaling $82 million at December 31, 2013, is properly recorded in accordance with the accounting guidelines.

Recent Accounting Pronouncements

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our outstanding debt at December 31, 2013, consisted entirely of fixed-rate debt with a carrying value of $2.009 billion and a weighted-average annual interest rate of 5.7%.  Due to the fixed-rate nature of our debt, management believes the risk of loss due to changes in market interest rates is not material.

The majority of our transactions are denominated in U.S. dollars, although a significant volume of transactions are conducted in British pounds.  In order to reduce the impact of exchange rate fluctuations, we generally require customer payments to be in U.S. dollars and generally limit local currency holdings to the extent they are needed to pay liabilities denominated in local currencies.  In certain countries in which we operate such as Egypt, local laws or contracts may require us to receive payment for a portion of the contract in the local currency.  In such instances, we may hold a greater amount of local currency than would otherwise be the case.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Rowan Companies plc
Houston, Texas

We have audited the accompanying consolidated balance sheets of Rowan Companies plc and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rowan Companies plc and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 3 to the consolidated financial statements, on June 22, 2011, and September 1, 2011, the Company completed the sale of its wholly owned manufacturing subsidiary, LeTourneau Technologies, Inc., and land drilling services business, respectively.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 3, 2014

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

We are required to assess the effectiveness of our internal controls relative to a suitable framework.  The Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control - Integrated Framework (1992), developed a formalized, organization-wide framework that embodies five interrelated components — the control environment, risk assessment, control activities, information and communication and monitoring, as they relate to three internal control objectives — operating effectiveness and efficiency, financial reporting reliability and compliance with laws and regulations.

Our assessment included an evaluation of the design of our internal control over financial reporting relative to COSO and testing of the operational effectiveness of our internal control over financial reporting. Based upon our assessment, we have concluded that our internal controls over financial reporting were effective as of December 31, 2013.

The registered public accounting firm Deloitte & Touche LLP has audited Rowan’s consolidated financial statements included in our 2013 Annual Report on Form 10-K and has issued an attestation report on the Company’s internal control over financial reporting.

/s/ W. MATT RALLS	/s/ J. KEVIN BARTOL
W. Matt Ralls	J. Kevin Bartol
Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer

March 3, 2014	March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Rowan Companies plc
Houston, Texas

We have audited the internal control over financial reporting of Rowan Companies plc and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 3, 2014, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 3, 2014

ROWAN COMPANIES PLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,092,844	$1,024,008
Receivables - trade and other	344,546	423,839
Prepaid expenses and other current assets	45,538	55,121
Deferred income taxes - net	22,137	26,628
Assets of discontinued operations	23,813	22,954
Total current assets	1,528,878	1,552,550

PROPERTY, PLANT AND EQUIPMENT:
Drilling equipment	7,040,451	6,764,046
Construction in progress	1,009,380	756,308
Other property and equipment	147,884	140,739
Property, plant and equipment - gross	8,197,715	7,661,093
Less accumulated depreciation and amortization	1,811,960	1,589,364
Property, plant and equipment - net	6,385,755	6,071,729

Other assets	61,128	75,208

TOTAL ASSETS	$7,975,761	$7,699,487

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$123,976	$83,004
Deferred revenues	54,515	52,340
Accrued liabilities	155,971	137,495
Liabilities of discontinued operations	20,122	21,255
Total current liabilities	354,584	294,094

Long-term debt	2,008,700	2,009,598
Other liabilities	289,061	390,199
Deferred income taxes - net	429,655	473,872
Commitments and contingent liabilities (Note 7)	—	—

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value, 124,778,407 and 124,740,407 shares issued at December 31, 2013 and 2012, respectively	15,597	15,593
Additional paid-in capital	1,407,031	1,372,135
Retained earnings	3,619,540	3,366,964
Cost of 542,475 and 529,387 treasury shares at December 31, 2013 and 2012, respectively	(5,962)	(1,886)
Accumulated other comprehensive loss	(142,445)	(221,082)
Total shareholders' equity	4,893,761	4,531,724

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,975,761	$7,699,487
See Notes to Consolidated Financial Statements.

ROWAN COMPANIES PLC

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
REVENUES	$1,579,284	$1,392,607	$939,229

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	860,893	752,173	508,066
Depreciation and amortization	271,008	247,900	183,903
Selling, general and administrative	131,373	99,712	88,278
Gain on disposals of property and equipment	(20,119)	(2,502)	(1,577)
Material charges and other operating expenses	4,453	40,272	10,976
Total costs and expenses	1,247,608	1,137,555	789,646

INCOME FROM OPERATIONS	331,676	255,052	149,583

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(69,794)	(50,717)	(20,071)
Interest income	1,578	745	730
Loss on debt extinguishment	—	(22,223)	—
Other - net	(2,221)	613	(162)
Total other income (expense) - net	(70,437)	(71,582)	(19,503)

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	261,239	183,470	130,080
Provision (benefit) for income taxes	8,663	(19,829)	(5,659)

NET INCOME FROM CONTINUING OPERATIONS	252,576	203,299	135,739

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of tax	—	(22,697)	3,107
Gain on sale of discontinued operations, net of tax	—	—	597,995
Discontinued operations, net of tax	—	(22,697)	601,102

NET INCOME	$252,576	$180,602	$736,841

INCOME PER SHARE - BASIC:
Income from continuing operations	$2.04	$1.65	$1.09
Discontinued operations	$—	$(0.18)	$4.80
Net income	$2.04	$1.47	$5.89

INCOME PER SHARE - DILUTED:
Income from continuing operations	$2.03	$1.64	$1.07
Discontinued operations	$—	$(0.18)	$4.76
Net income	$2.03	$1.46	$5.83
See Notes to Consolidated Financial Statements.

ROWAN COMPANIES PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2013	2012	2011
	(In thousands)
NET INCOME	$252,576	$180,602	$736,841

OTHER COMPREHENSIVE INCOME (LOSS)
Pension and other postretirement benefit adjustments, net of tax:
Prior service (cost) credit arising during the period, net of tax expense of ($1,255), $337, and $0, respectively	(2,330)	626	—
Net (loss) gain arising during the period, net of tax benefit of ($35,347), $8,340 and $43,017, respectively	65,645	(15,488)	(79,888)
Amortization of net loss, net of tax expense of $9,959, $11,986 and $7,611, respectively	18,495	22,259	14,135
Amortization of transition obligation, net of tax expense of $0, $166 and $297, respectively	—	308	552
Amortization of prior service credit, net of tax benefit of $1,709, $1,678 and $8,063, respectively	(3,173)	(3,116)	(14,975)

	78,637	4,589	(80,176)

COMPREHENSIVE INCOME	$331,213	$185,191	$656,665
See Notes to Consolidated Financial Statements.

ROWAN COMPANIES PLC

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares outstanding	Class A Ordinary Shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity
	(In thousands)
Balance, January 1, 2011	126,294	$15,794	$1,433,999	$2,449,521	$(1,509)	$(145,495)	$3,752,310
Net shares issued (acquired) under share-based compensation plans	1,206	153	14,907	—	(2,362)	—	12,698
Shares reacquired	(3,919)	—	—	—	(125,013)	—	(125,013)
Share-based compensation	—	—	24,199	—	—	—	24,199
Excess tax benefit from share-based compensation plans	—	—	5,128	—	—	—	5,128
Retirement benefit adjustments, net of taxes of ($43,172)	—	—	—	—	—	(80,176)	(80,176)
Net income	—	—	—	736,841	—	—	736,841
Balance, December 31, 2011	123,581	15,947	1,478,233	3,186,362	(128,884)	(225,671)	4,325,987
Net shares issued (acquired) under share-based compensation plans	578	65	(21,212)	—	17,511	—	(3,636)
Share-based compensation	—	—	23,018	—	—	—	23,018
Excess tax benefit from share-based compensation plans	—	—	1,164	—	—	—	1,164
Retirement benefit adjustments, net of taxes of $2,472	—	—	—	—	—	4,589	4,589
Cancelation of treasury shares	—	(419)	(109,068)	—	109,487	—	—
Other	52	—	—	—	—	—	—
Net income	—	—	—	180,602	—	—	180,602
Balance, December 31, 2012	124,211	15,593	1,372,135	3,366,964	(1,886)	(221,082)	4,531,724
Net shares issued (acquired) under share-based compensation plans	26	4	2,330	—	(4,076)	—	(1,742)
Share-based compensation	—	—	27,056	—	—	—	27,056
Excess tax benefit from share-based compensation plans	—	—	3,690	—	—	—	3,690
Retirement benefit adjustments, net of taxes of $42,342	—	—	—	—	—	78,637	78,637
Other	—	—	1,820	—	—	—	1,820
Net income	—	—	—	252,576	—	—	252,576
Balance, December 31, 2013	124,237	$15,597	$1,407,031	$3,619,540	$(5,962)	$(142,445)	$4,893,761
See Notes to Consolidated Financial Statements.

ROWAN COMPANIES PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended Years ended December 31,
	2013	2012	2011
	(In thousands)
CASH PROVIDED BY OPERATIONS:
Net income	$252,576	$180,602	$736,841
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	271,008	247,900	204,872
Provision for pension and postretirement benefits	32,010	39,484	20,115
Share-based compensation expense	33,931	24,808	22,088
Postretirement benefit claims paid	(3,470)	(3,811)	(2,926)
Gain on disposals of property, plant and equipment	(20,119)	(2,502)	(4,100)
Deferred income taxes	(33,559)	(4,649)	(21,492)
Contributions to pension plans	(18,860)	(42,055)	(53,394)
Gain on sale of land drilling operations	—	—	(212,891)
Gain on sale of manufacturing operations	—	—	(670,614)
Write-off of deferred debt issuance costs	—	690	—
Material charges	4,453	12,038	8,000
Changes in current assets and liabilities:
Receivables - trade and other	30,784	(105,762)	22,825
Inventories	—	—	(104,468)
Prepaid expenses and other current assets	9,583	(9,879)	303
Accounts payable	32,373	(8,608)	44,784
Accrued income taxes	(17,714)	16,210	(6,097)
Deferred revenues	2,175	16,120	41,428
Billings in excess of costs and estimated profits on uncompleted contracts	—	—	29,493
Other current liabilities	(12,441)	17,873	10,263
Net changes in other noncurrent assets and liabilities	60,446	15,250	29,649
Net cash provided by operations	623,176	393,709	94,679

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(607,311)	(685,256)	(1,517,674)
Proceeds from sale of manufacturing operations, net	—	—	1,041,861
Proceeds from sale of land drilling operations, net	—	—	513,619
Decrease in restricted cash	—	—	15,265
Proceeds from disposals of property, plant and equipment	44,550	10,500	5,734
Net cash provided by (used in) investing activities	(562,761)	(674,756)	58,805

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings	—	1,104,929	—
Debt issue costs	—	(2,026)	—
Repayments of borrowings	—	(238,453)	(52,166)
Proceeds from exercise of share options	2,911	588	19,941
Excess tax benefits from share-based compensation	3,690	1,164	5,128
Payments to acquire treasury shares	—	—	(125,013)
Other	1,820	—	—
Net cash provided by (used in) financing activities	8,421	866,202	(152,110)

INCREASE IN CASH AND CASH EQUIVALENTS	68,836	585,155	1,374
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,024,008	438,853	437,479
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,092,844	$1,024,008	$438,853
See Notes to Consolidated Financial Statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

On May 4, 2012, Rowan Companies plc, a public limited company incorporated under the laws of England and Wales (Rowan plc), became the successor issuer to Rowan Companies, Inc. (RCI) pursuant to an agreement and plan of merger and reorganization (the “redomestication”) approved by the stockholders of RCI on April 16, 2012.  As a result of the redomestication, Rowan plc became the parent company of the Rowan group of companies, and our place of incorporation was effectively changed from Delaware to the United Kingdom.  The redomestication was accounted for as an internal reorganization of entities under common control; accordingly, the carrying values of assets and liabilities of the merged entities were carried forward without adjustment.  Unless the context otherwise requires, the terms “Rowan,” “Company,” “we,” “us” and “our” are used to refer to Rowan plc (or RCI for periods prior to the redomestication) and its consolidated subsidiaries.

We are a global provider of offshore oil and gas contract drilling services utilizing a fleet of 30 self-elevating mobile offshore “jack-up” drilling units and four ultra-deepwater drillships, three of which are currently under construction.  Historically, our primary focus is on high-specification and premium jack-up rigs, which our customers use for exploratory and development drilling and associated drilling services.  In recent years the trend in offshore exploration has shifted to drilling in deeper waters of up to 12,000 feet. Beginning in 2009, we determined the best prospects for future growth lie in the ultra-deepwater market, and as a result, in 2011 and 2012 we entered into contracts for the construction of four ultra-deepwater drillships. In January 2014, the Company took delivery of the first of these drillships, the Rowan Renaissance, which is expected to commence operations under a three-year contract in April 2014. The Rowan Resolute is scheduled for delivery in June 2014 and is expected to commence operations under a three-year contract in late September 2014. The Rowan Reliance is scheduled for delivery in October 2014 and expected to commence operations under a three-year contract in late January 2015, and the Rowan Relentless is scheduled for delivery in March 2015 and is not yet under contract.

The Company conducts offshore drilling operations in various markets throughout the world including the U.K. and Norwegian sectors of the North Sea, the Middle East, the United States Gulf of Mexico (US GOM), Southeast Asia, West Africa, Trinidad and Egypt.

The consolidated financial statements included herein include the accounts of Rowan plc and its subsidiaries, all of which are wholly owned.  Intercompany balances and transactions have been eliminated in consolidation.

The financial information presented in this report does not constitute the Company's statutory accounts within the meaning of the U.K. Companies Act 2006 for the years ended December 31, 2013 or 2012.  The audit of the statutory accounts for the year ended December 31, 2013, was not complete as of March 3, 2014.  These accounts will be finalized by the directors on the basis of the financial information presented herein and will be delivered to the Registrar of Companies in the U.K. following the Company’s annual general meeting of shareholders.

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

Revenue and Expense Recognition

Our drilling contracts generally provide for payment on a daily rate basis, and revenues are recognized as the work progresses with the passage of time.  We frequently receive lump-sum payments at the outset of a drilling assignment for equipment moves or modifications.  Lump-sum fees received for equipment moves (and related costs) and fees received for equipment modifications or upgrades are initially deferred and amortized on a straight-line basis over the primary term of the drilling contract.  The costs of contractual equipment modifications or upgrades and the costs of the initial move of newly acquired rigs are capitalized and depreciated in accordance with the Company’s fixed asset capitalization policy.  The costs of moving equipment while not under contract are expensed as incurred.  Revenues received but unearned are included in current and long-term liabilities and totaled $81.8 million and $78.8 million at December 31, 2013 and 2012, respectively.  Deferred contract costs are included in prepaid expenses and other assets and totaled $19.8 million and $41.5 million at December 31, 2013 and 2012, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company assesses the collectability of receivables and records adjustments to an allowance for doubtful accounts, which is recorded as an offset to accounts receivable, to cover the risk of credit losses.  The allowance is based on historical and other factors that predict collectability, including write-offs, recoveries and the monitoring of credit quality.  No allowance for doubtful accounts was required at December 31, 2013 or 2012.

The following table sets forth the components of Receivables - trade and other at December 31 (in thousands):

	2013	2012
Trade	$323,679	$322,100
Income tax	6,759	88,568
Other	14,108	13,171
Total receivables - trade and other	$344,546	$423,839

Property and Depreciation

We provide depreciation for financial reporting purposes under the straight-line method over the asset’s estimated useful life from the date the asset is placed into service until it is sold or becomes fully depreciated.  Estimated useful lives and salvage values are presented below:

	Life (in years)	Salvage Value
Jack-up drilling rigs:
Hulls	35	20%
Legs	30	20%
Quarters	25	20%
Drilling equipment	5 to 25	0% to 20%

Drill pipe and tubular equipment	4	10%
Other property and equipment	3 to 30	various

Expenditures for new property or enhancements to existing property are capitalized and depreciated over the asset’s estimated useful life.  As assets are sold or retired, property cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in results of operations.  The Company capitalizes a portion of interest cost incurred during the construction period.  We capitalized interest in the amount of $48.7 million in 2013, $33.4 million in 2012 and $54.5 million in 2011.

Expenditures for maintenance and repairs are charged to operations as incurred.  Repairs and maintenance expense attributable to continuing operations totaled $151.6 million in 2013, $132.2 million in 2012 and $97.6 million in 2011.

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

In 2013 we recognized a $4.5 million impairment charge for a maintenance and storage facility, which had a carrying value $23.5 million prior to the write-down. In 2012 we recognized a $5.2 million impairment charge for the Rowan Juneau, which had a carrying value of $18.7 million prior to the write-down.  Such amounts are included in material charges and other operating expenses on the Consolidated Statements of Income.  The Rowan Juneau last worked in 2009, and we concluded it was unlikely we would secure a contract to operate the rig profitably without substantial improvements. No impairment charges for long-lived assets held and used in the business were required in 2011.

In 2011 the Company recognized an $8.0 million impairment charge for a land rig that was retained by the Company in connection with the sale of its manufacturing operations. In 2012 we recognized an additional $3.9 million impairment charge for the rig, which had a carrying value of $26.9 million prior to the write-down.  Such amounts are classified as discontinued operations in the Consolidated Statements of Income. In February 2014 we sold the rig for approximately $26 million, resulting in a gain of approximately $2 million.

Foreign Currency Transactions

The U.S. dollar is the functional currency for all of our operations.  Non-U.S. dollar transaction gains and losses are recognized in “other income” on the Consolidated Statements of Income.  Our primary exposure to currency exchange is the British pound.  In order to reduce the impact of exchange rate fluctuations, we generally require customer payments to be in U.S. dollars and generally limit local currency holdings to the extent they are needed to pay liabilities denominated in local currencies.  In certain countries in which we operate however such as Egypt, local laws or contracts may require us to receive payment for a portion of the contract in the local currency.  In such instances, we may hold a greater amount of local currency than would otherwise be the case. The Company recognized a net currency exchange loss of $2.3 million in 2013, a net exchange gain of $0.5 million in 2012 and a net exchange loss of $0.8 million in 2011.

Income Taxes

Rowan recognizes deferred income tax assets and liabilities for the estimated future tax consequences of differences between the financial statement and tax bases of assets and liabilities.  Valuation allowances are provided against deferred tax assets that are not likely to be realized.  Income tax related interest and penalties are included in other income and expense.

The Company does not provide deferred income taxes on undistributed earnings of its non-U.K. subsidiaries, including RCI’s non-U.S. subsidiaries.  It is the Company’s policy and intention to permanently reinvest earnings of non-U.S. subsidiaries of RCI outside the U.S.  Should the non-U.S. subsidiaries of RCI make a distribution from these earnings, we may be subject to additional U.S. income taxes.  Generally, earnings of non-U.K. subsidiaries that are not subsidiaries of RCI can be distributed to the Company without the imposition of either U.K. or local country tax.  See Note 11 for further information regarding the Company’s income taxes.

Income Per Common Share

Basic income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted income per share includes the additional effect of all potentially dilutive securities, which includes nonvested restricted stock and units and dilutive stock options and appreciation rights granted under share-based compensation plans.

A reconciliation of shares for basic and diluted income per share is set forth below.  There were no income adjustments to the numerators of the basic or diluted computations for the periods presented (in thousands):

	2013	2012	2011
Average common shares outstanding	123,517	122,998	125,044
Add dilutive securities:
Nonvested restricted shares and restricted share units	542	457	765
Employee and director share options	121	160	298
Share appreciation rights	288	257	286
Average shares for diluted computations	124,468	123,872	126,393

Share options and appreciation rights are antidilutive and excluded from diluted earnings per share when their exercise or strike price exceeds the average market price during the period.  The following table sets forth antidilutive shares excluded from diluted earnings per share.  Such securities could potentially dilute earnings per share in the future (in thousands):

	2013	2012	2011
Employee and director share options	53	42	42
Share appreciation rights	1,012	616	266
Total potentially dilutive shares	1,065	658	308

Recent Accounting Pronouncements

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

NOTE 3 – DISCONTINUED OPERATIONS

In 2011 the Company completed the sales of its manufacturing and land drilling operations.  Discontinued operations for 2012 included a $3.9 million asset impairment charge on a land rig that the Company retained in the sale of the land drilling operations and sold in February 2014, write-offs of receivables assumed, a working capital adjustment to the sale price of the land drilling business, and a prior year return-to-provision tax adjustment, among other items. The following table sets forth the components of “Discontinued operations, net of tax” (in thousands):

		2012
	Manufacturing	Drilling	Total
Revenues	$—	$—	$—

Pretax income (loss)	$(7,599)	$(3,603)	$(11,202)
Provision (benefit) for taxes on income	15,751	(4,256)	11,495
Discontinued operations, net of tax	(23,350)	653	(22,697)

		2011
	Manufacturing	Drilling	Total
Revenues	$224,488	$126,957	$351,445

Pretax income (loss)	$(8,583)	$16,623	$8,040
Provision (benefit) for taxes on income	1,507	3,426	4,933
Income (loss) from discontinued operations, net of tax	$(10,090)	$13,197	$3,107

Pretax gain on sale of discontinued operations	670,614	212,891	883,505
Provision for tax on gain on sale	226,965	58,545	285,510
Gain on sale of discontinued operations, net of tax	443,649	154,346	597,995
Discontinued operations, net of tax	$433,559	$167,543	$601,102

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities at December 31 consisted of the following (in thousands):

	2013	2012
Pension and other postretirement benefits	$49,659	$23,392
Compensation and related employee costs	59,096	43,732
Interest	27,841	27,711
Income taxes	8,374	26,088
Other	11,001	16,572
Total accrued liabilities	$155,971	$137,495

NOTE 5 – LONG-TERM DEBT

Long-term debt at December 31 consisted of the following (in thousands):

	2013	2012
5% Senior Notes, due September 2017 ($400 million principal amount; 5.1% effective rate)	$398,961	$398,678
7.875% Senior Notes, due August 2019 ($500 million principal amount; 8.0% effective rate)	498,171	497,842
4.875% Senior Notes, due June 2022 ($700 million principal amount; 4.6% effective rate)	713,208	714,775
5.4% Senior Notes, due December 2042 ($400 million principal amount; 5.4% effective rate)	398,360	398,303
Total long-term debt	$2,008,700	$2,009,598

As of December 31, 2013, no principal payments are required with respect to our outstanding debt through 2016; $400 million becomes due in September 2017.

The 4.875% Notes and the 5.4% Notes are RCI’s senior unsecured obligations and rank senior in right of payment to all of its subordinated indebtedness and pari passu in right of payment with any of RCI’s existing and future senior indebtedness, including its 5% Senior Notes due 2017, 7.875% Senior Notes due 2019, and any indebtedness under RCI’s senior revolving credit facility.  The 4.875% Notes and the 5.4% Notes rank effectively junior to RCI’s future secured indebtedness, if any, to the extent of the value of its assets constituting collateral securing that indebtedness and to all existing and future indebtedness of its subsidiaries (other than indebtedness and liabilities owed to RCI).

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

The 5% Senior Notes due 2017, 7.875% Senior Notes due 2019, 4.875% Senior Notes due 2022, and 5.4% Senior Notes due 2042 (together, the “Senior Notes”) are fully and unconditionally guaranteed on a senior and unsecured basis by Rowan plc (see Note 15).

On January 15, 2014, Rowan plc, as guarantor, and its 100% owned subsidiary, RCI, as issuer, completed the issuance and sale in a public offering of $400 million aggregate principal amount of its 4.75% Senior Notes due 2024 at a price to the public of 99.898% of the principal amount and $400 million aggregate principal amount of its 5.85% Senior Notes due 2044 at a price to the public of 99.972% of the principal amount.  Net proceeds of the offering were approximately $792 million, which the Company intends to use in its rig construction program and for general corporate purposes.

On January 23, 2014, the Company amended and restated its credit agreement to increase the borrowing capacity under the revolving credit facility from $750 million to $1.0 billion, among other things. There were no amounts drawn under the revolving credit facility at December 31, 2013.

Restrictive provisions in the Company’s debt agreements require the Company to maintain a minimum level of shareholders’ equity equal to no less than the 67% of the book value of outstanding debt.

Our debt agreements contain provisions that limit the amount of long-term debt, limit the ability of the Company to create liens that secure debt, engage in sale and leaseback transactions, merge or consolidate with another company and, in the event of noncompliance, restrict investment activities and asset purchases and sales, among other things.  Additionally, the revolving credit facility agreement provides that the facility will not be available in the event of a material adverse change in the Company’s condition, operations, business, assets, liabilities or ability to perform.  The Company was in compliance with its debt covenants at December 31, 2013.

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

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis. Assets and liabilities measured at fair value are summarized below (in thousands):

		Estimated fair value measurements
	Carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
December 31, 2013:
Assets - cash equivalents	$1,063,500	$1,063,500	$—	$—

December 31, 2012:
Assets - cash equivalents	$987,420	$987,420	$—	$—

Trade receivables and trade payables, which are also required to be measured at fair value, have carrying values that approximate their fair values due to their short maturities.

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

	2013		2012
	Fair value	Carrying value	Fair value	Carrying value
5% Senior Notes, due 2017	$433,879	$398,961	$445,568	$398,678
7.875% Senior Notes, due 2019	603,177	498,171	617,076	497,842
4.875% Senior Notes, due 2022	711,816	713,208	761,509	714,775
5.4% Senior Notes, due 2042	368,602	398,360	406,493	398,303
	$2,117,474	$2,008,700	$2,230,646	$2,009,598

Concentrations of Credit Risk

We invest our excess cash primarily in time deposits and high-quality money market accounts at several large commercial banks with strong credit ratings, and therefore believe that our risk of loss is minimal.

The Company’s customers largely consist of international oil and gas exploration companies and national oil companies.  We routinely evaluate the credit quality of potential customers.  In 2013, one customer accounted for 26% and another accounted for 11% of consolidated revenues.  In 2012, one customer accounted for 29% and another accounted for 11% of consolidated revenues.  In 2011, three customers accounted for 29%, 21%, and 11% of consolidated revenues, respectively.  The Company maintains reserves for credit losses when necessary and actual losses have been within management’s expectations.

NOTE 7 – COMMITMENTS AND CONTINGENT LIABILITIES

The Company has operating leases covering office space and equipment.  Certain of the leases are subject to escalations based on increases in building operating costs.  Rental expense attributable to continuing operations was $9.3 million in 2013, $8.0 million in 2012 and $5.6 million in 2011.

At December 31, 2013, future minimum payments to be made under noncancelable operating leases were as follows (in thousands):

2014	$7,099
2015	5,470
2016	4,984
2017	4,857
2018	4,798
Later years	20,876
$48,084

The following table presents the status of the Company’s rigs under construction as of December 31, 2013.  Project costs include capitalized interest (in millions):

	Actual/scheduled delivery date	Total estimated project costs	Total costs incurred through Dec. 31, 2013	Projected costs in 2014	Projected costs in 2015	Total future costs
Rowan Renaissance	January 2014	$729	$290	$439	$—	$439
Rowan Resolute	June 2014	741	285	456	—	456
Rowan Reliance	October 2014	730	207	519	4	523
Rowan Relentless	March 2015	747	188	108	451	559
		$2,947	$970	$1,522	$455	$1,977

In addition, the Company expects to incur approximately $205 million of capital expenditures in 2014 for mobilization, commissioning, riser gas-handling equipment, software certifications and drillship fleet spares to support its deepwater operations.

We have commitments for other purchase obligations totaling $190 million at December 31, 2013.

We periodically employ letters of credit in the normal course of our business, and had outstanding letters of credit of approximately $27.2 million at December 31, 2013.

Uncertain tax positions – In 2009 the Company recognized a $25.4 million tax benefit as a result of applying the facts of a third-party tax case to the Company’s situation.  That case provided a more favorable tax treatment for certain foreign contracts entered into in prior years.  This position is currently under audit and has been challenged by IRS field agents.  We have appealed their findings and expect to come to a conclusion within the next twelve months.  We plan to vigorously defend our position and continue to believe that we will more likely than not prevail (see Note 11).

Asbestos related claims – We are from time to time a party to various lawsuits filed by current or former employees that are incidental to our operations in which the claimants seek unspecified amounts of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on our drilling rigs.  At December 31, 2013, there were approximately 27 asbestos related lawsuits in which we are one of many defendants.  These lawsuits have been filed in the state courts of Louisiana, Mississippi and Texas.  We intend to vigorously defend against the litigation.  We are unable to predict the ultimate outcome of these lawsuits; however, we do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

We are involved in various legal proceedings incidental to our businesses and are vigorously defending our position in all such matters. The Company believes that there are no known contingencies, claims or lawsuits that could have a material effect on its financial position, results of operations or cash flows.

NOTE 8 – SHARE-BASED COMPENSATION PLANS

Under the 2013 Rowan Companies plc Incentive Plan (the Plan), the Compensation Committee of the Company’s Board of Directors is authorized to grant employees and nonemployee directors incentive awards covering up to 7,500,000 of our ordinary shares.  The awards may be in the form of restricted share awards, restricted share units, options and share appreciation rights.  In addition, the Compensation Committee may grant performance-based awards under the Plan, in which the amount earned is dependent on the achievement of certain long-term market or performance conditions over a specified period.  As of December 31, 2013, there were 7,298,333 shares available for future grant under the Plan.

Restricted shares and restricted share units, share appreciation rights and options granted generally have multiple vesting dates.  The Company recognizes compensation cost for share-based awards on a straight-line basis over the requisite service period for the entire award.  Compensation cost charged to expense under all share-based incentive awards is presented below (in thousands):

	2013	2012	2011
Restricted shares and restricted share units	$23,786	$18,557	$15,912
Share appreciation rights	6,412	5,358	5,813
Share options	23	152	239
Performance-based awards	3,710	741	124
Total compensation cost	33,931	24,808	22,088
Less: Discontinued operations	—	—	(1,003)
Continuing operations	$33,931	$24,808	$21,085

As of December 31, 2013, unrecognized compensation cost related to nonvested share-based compensation arrangements totaled $29.7 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Shares – A restricted share represents an ordinary share subject to a vesting period that restricts its sale or transfer until the vesting period ends.  In general, the restricted shares vest and the restrictions lapse in one-third increments each year over a three-year service period, or in some cases, cliff vest at the end of a three-year service period.  The Company measures compensation based on the market price of the shares on the date of grant.  Restricted share activity for the year ended December 31, 2013, is summarized below:

	Number of Shares	Weighted-average grant-date fair value per share
Nonvested at January 1, 2013	1,032,034	$35.80
Granted	2,500	33.88
Vested	(469,850)	34.95
Forfeited	(11,243)	36.23
Nonvested at December 31, 2013	553,441	$36.50

The aggregate fair value of restricted shares that vested in 2013, 2012 and 2011 was $16.2 million, $17.8 million and $17.5 million, respectively, based on share prices on the vesting dates.

Employee Restricted Share Units – Restricted share units (RSUs) are rights to receive a specified number of ordinary shares upon vesting.  RSUs granted to employees typically vest in one-third increments over a three-year service period or in some cases cliff vest at the end of three years.  The Company measures compensation based on the market price of the underlying shares on the grant date.  Employee RSU activity for the year ended December 31, 2013, follows:

	Number of Shares	Weighted-average grant-date fair value per share
Nonvested at January 1, 2013	24,144	$34.74
Granted	610,072	34.43
Vested	(12,671)	34.85
Forfeited	(17,880)	34.10
Nonvested at December 31, 2013	603,665	$34.44

The aggregate fair value of employee RSUs that vested in 2013 was $0.5 million. The aggregate fair value of employee RSUs that vested in 2012 was not material.

Non-employee Director Restricted Share Units – RSUs granted to nonemployee directors generally cliff vest at the earlier of the first anniversary of the grant date or the next annual meeting of shareholders following the grant date and are settled in either cash or shares at the discretion of the Compensation Committee determined at the time the director terminates service to the Board.  The Company accounts for RSUs granted to non-employee directors under the liability method of accounting.  Compensation is recognized over the service period initially based on the market price of the underlying shares on the grant date and is adjusted for changes in market value through the settlement date.  Non-employee director RSU activity for the year ended December 31, 2013, follows:

	Number of shares	Weighted-average grant-date fair value per share
Outstanding at January 1, 2013	218,116	$32.71
Granted	56,460	32.03
Settled	(23,928)	34.16
Outstanding at December 31, 2013	250,648	$32.42

Vested at December 31, 2013	194,188	$32.55

In 2013, the Company settled 23,928 non-employee director RSUs with a settlement date fair value of $0.8 million. In 2012, the Company settled 43,072 non-employee director RSU's with a settlement date fair value of $1.4 million.  No RSUs were settled in 2011. Other liabilities included $8.1 million and $5.8 million at December 31, 2013 and 2012, respectively, for non-employee director RSUs.

Performance-based Awards – The Committee may grant awards in which payment is contingent upon the achievement of certain market or performance-based conditions over a period of time specified by the Committee.  Payment of such awards may be in ordinary shares or in cash as determined by the Committee.

In March 2013 the Company granted to certain members of management performance units (P-Units) that have a target value of $100 per unit.  The amount ultimately earned with respect to the P-Units will depend on the Company’s total shareholder return (TSR) ranking compared to a group of peer companies over a three-year period ending December 31, 2015, and could range from zero to $200 per unit depending on performance.  Twenty-five percent of the P-Units’ value is determined by the Company’s relative TSR ranking for each one-year period ended December 31, 2013, 2014, and 2015, respectively, and 25% of the P-Units’ value is determined by the relative TSR ranking for the three-year period ended December 31, 2015.  Vesting of awards and any payment with respect to the P-Units would not occur until the third anniversary following the grant date.  Any employee who terminates employment with the Company prior to the third anniversary for any reason other than retirement will not receive any payment with respect to P-Units unless approved by the Compensation Committee.  The Compensation Committee has determined that any amount earned with respect to P-Units granted in 2013 would be settled in cash.

The grant-date fair value of P-Units granted in 2013 was estimated to be $5.8 million. Fair value was estimated using the Monte Carlo simulation model, which considers the probabilities of the Company’s TSR ranking at the end of each performance period, and the amount of the payout at each rank to determine the probability-weighted expected payout.  The Company uses liability accounting to account for the P-Units. Compensation is recognized on a straight-line basis over a maximum period of three years from the grant date and is adjusted for changes in fair value through the vesting date.  In the event there is no payout of the P-Units for any 25% tranche as a result of a failure to meet the performance thresholds, any previously recognized expense relating to that tranche would be reversed at the end of the tranche’s performance period.  Other liabilities included $4.5 million and $0.7 million at December 31, 2013, and 2012, respectively, for estimated P-Unit obligations.

No performance-based awards vested in 2013 or 2012. The aggregate fair value of performance-based share awards granted in prior years that vested in 2011 was $2.3 million.

Share Appreciation Rights – Share appreciation rights (SARs) give the holder the right to receive ordinary shares at no cost to the employee, or cash at the discretion of the Committee, equal in value to the excess of the market price of a share on the date of exercise over the exercise price.  All SARs granted have exercise prices equal to the market price of the underlying shares on the date of grant.  SARs become exercisable in one-third annual increments over a three-year service period and expire ten years following the grant date.  The Company intends to settle any exercises of SARs in shares and has therefore accounted for SARs as equity awards.

Fair values of SARs granted were determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2013	2012	2011
Expected life in years	6.0	6.0	5.7
Risk-free interest rate	1.058%	1.108%	2.269%
Expected volatility	41.11%	44.30%	49.16%
Weighted-average grant-date per-share fair value	$13.91	$15.28	$19.76

The Company uses the simplified method for determining the expected life of SARs because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, as permitted under US GAAP.

SARs activity for the year ended December 31, 2013, is summarized below:

	Number of shares under SARs	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2013	1,416,969	$29.01
Granted	461,751	34.34
Exercised	(32,232)	19.74
Forfeited or expired	(14,793)	37.28
Outstanding at December 31, 2013	1,831,695	$30.45	6.3	$10,182

Exercisable at December 31, 2013	1,168,212	$27.65	4.9	$10,054

The aggregate intrinsic value of SARs exercised in 2013 was $0.5 million. The aggregate intrinsic value of SARs exercised in 2012 was $0.4 million. No SARs were exercised in 2011.

Share Options – Share options granted to employees generally became exercisable in one-third or one-quarter annual increments over a three or four-year service period at a price generally equal to the market price of the Company’s common shares on the date of grant.  The Company has not granted any share options since 2008.  Unexercised options expire ten years after the grant date.

Share option activity for the year ended December 31, 2013, is summarized below:

	Number of shares under option	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2013	531,046	$23.37
Exercised	(142,886)	20.37
Forfeited or expired	(3,517)	19.76
Outstanding at December 31, 2013	384,643	$24.52	2.0	$4,266

Exercisable at December 31, 2013	384,643	$24.52	2.0	$4,266

The aggregate intrinsic value of options exercised was $2.0 million in 2013, $0.3 million in 2012 and $15.9 million in 2011.

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

In 2011 the Company accelerated the vesting of nonvested awards upon an employee's termination of employment.  As a result of the modification, the Company recognized additional compensation expense totaling $2.0 million.

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

The following table presents the changes in benefit obligations and plan assets for the years ended December 31 and the funded status and weighted-average assumptions used to determine the benefit obligation at each year end (dollars in thousands):

	2013			2012
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Projected benefit obligations:
Balance, January 1	$733,355	$76,639	$809,994	$690,351	$87,059	$777,410
Interest cost	29,984	3,006	32,990	30,613	3,501	34,114
Service cost	12,309	1,445	13,754	10,742	1,660	12,402
Actuarial (gain) loss	(58,907)	(10,788)	(69,695)	53,273	(11,771)	41,502
Plan amendments	3,585	—	3,585	(963)	—	(963)
Plan settlements	—	—	—	(19,047)	—	(19,047)
Benefits paid	(40,446)	(3,470)	(43,916)	(31,614)	(3,810)	(35,424)
Balance, December 31	679,880	66,832	746,712	733,355	76,639	809,994

Plan assets:
Fair value, January 1	494,432	—	494,432	448,406	—	448,406
Actual return	69,603	—	69,603	54,632	—	54,632
Employer contributions	18,860	—	18,860	42,055	—	42,055
Plan settlements	—	—	—	(19,047)	—	(19,047)
Benefits paid	(40,446)	—	(40,446)	(31,614)	—	(31,614)
Fair value, December 31	542,449	—	542,449	494,432	—	494,432
Net benefit liabilities	$(137,431)	$(66,832)	$(204,263)	$(238,923)	$(76,639)	$(315,562)

Amounts recognized in Consolidated Balance Sheet:
Accrued liabilities	$(45,599)	$(4,060)	$(49,659)	$(19,042)	$(4,350)	$(23,392)
Other liabilities (long-term)	(91,832)	(62,772)	(154,604)	(219,881)	(72,289)	(292,170)
Net benefit liabilities	$(137,431)	$(66,832)	$(204,263)	$(238,923)	$(76,639)	$(315,562)

Accumulated contributions in excess of (less than) net periodic benefit cost	$90,708	$(75,825)	$14,883	$99,554	$(74,990)	$24,564

Amounts not yet reflected in net periodic benefit cost:
Actuarial (loss) gain	(252,794)	8,961	(243,833)	(371,452)	(1,827)	(373,279)
Prior service credit	24,655	32	24,687	32,975	178	33,153
Total accumulated other comprehensive loss	(228,139)	8,993	(219,146)	(338,477)	(1,649)	(340,126)
Net benefit liabilities	$(137,431)	$(66,832)	$(204,263)	$(238,923)	$(76,639)	$(315,562)

Weighted-average assumptions:
Discount rate	4.58%	4.74%		4.17%	3.89%
Rate of compensation increase	4.15%			4.15%

The projected benefit obligations for pension benefits in the preceding table reflect the actuarial present value of benefits accrued based on services rendered to date and include the estimated effect of future salary increases.  The accumulated benefit obligations, which are presented below for all plans in the aggregate at December 31, are based on services rendered to date, but exclude the effect of future salary increases (in thousands):

	2013	2012
Accumulated benefit obligation	$676,320	$732,657

Each of the Company’s pension plans has a benefit obligation that exceeds the fair value of plan assets.

The Company estimates the following amounts, which are classified in accumulated other comprehensive loss, a component of shareholders’ equity, will be recognized as net periodic benefit cost in 2014 (in thousands):

	Pension benefits	Other retirement benefits	Total
Actuarial (loss) gain	$(19,637)	$159	$(19,478)
Prior service credit	4,499	32	4,531
Total amortization	$(15,138)	$191	$(14,947)

In 2012 a pension plan that was assumed by the Company in connection with the sale of its former manufacturing operations made lump sum payments totaling $19.0, which exceeded the threshold that required the recognition of a settlement loss in the amount of $8.7 million.  Such amount is classified within material charges and other operating expenses on the Consolidated Statements of Income.

In 2011 the Company recognized a pension curtailment gain of $12.0 million in connection with the sale of its land drilling division.  Such gain was recognized in net periodic pension cost and classified within discontinued operations.

The components of net periodic pension cost and the weighted-average assumptions used to determine net cost were as follows (dollars in thousands):

	2013	2012	2011
Service cost	$12,309	$10,742	$11,882
Interest cost	29,984	30,613	31,359
Expected return on plan assets	(38,305)	(36,958)	(34,008)
Recognized actuarial loss	28,454	25,504	21,515
Amortization of prior service cost	(4,736)	(4,647)	(6,001)
Curtailment gain recognized	—	—	(12,014)
Settlement loss recognized	—	8,742	—
Special termination benefit recognized	—	—	104
Net periodic pension cost	$27,706	$33,996	$12,837
Less: Discontinued operations	—	(402)	6,598
Continuing operations	$27,706	$33,594	$19,435

Discount rate	4.16%	4.58%	5.36%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.15%	4.15%	4.15%

The components of net periodic cost of other postretirement benefits and the weighted average discount rate used to determine net cost were as follows (dollars in thousands):

	2013	2012	2011
Service cost	$1,445	$1,660	$2,011
Interest cost	3,006	3,501	4,122
Recognized actuarial loss	—	—	233
Amortization of transition obligation	—	475	600
Amortization of prior service cost	(147)	(147)	(185)
Special termination benefit recognized	—	—	396
Curtailment loss recognized	—	—	102
Net periodic cost of other postretirement benefits	$4,304	$5,489	$7,279
Less: Discontinued operations	—	—	(1,618)
Continuing operations	$4,304	$5,489	$5,661

Discount rate	3.89%	4.46%	5.14%

The assumed health care cost trend rates used to measure the expected cost of retirement health benefits was 7.3% for 2014, gradually decreasing to 4.5% for 2026 and thereafter. A one-percentage-point change in the assumed health care cost trend rates would change the reported amounts as follows (in thousands):

	One-percentage-point change
	Increase	Decrease
Effect on total service and interest cost components for the year	$345	$(289)
Effect on postretirement benefit obligation at year-end	3,092	(2,726)

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

Target allocations among asset categories and the fair values of each category of plan assets as of December 31, 2013 and 2012, classified by level within the US GAAP fair value hierarchy is presented below.  The plans will periodically reallocate assets in accordance with the allocation targets, after giving consideration to the expected level of cash required to pay current benefits and plan expenses (dollars in thousands):

	Target range	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2013:
Equities:	53% to 69%
U.S. large cap	22% to 28%	$125,061	$—	$125,061	$—
U.S. small cap	4% to 10%	36,330	—	36,330	—
International all cap	21% to 29%	118,530	—	118,530	—
International small cap	2% to 8%	31,270	—	31,270	—
Real estate equities	0% to 13%	40,055	—	40,055	—
Fixed income:	25% to 35%	—
Cash and equivalents	0% to 10%	59,301	—	59,301	—
Aggregate	9% to 19%	66,074	—	66,074	—
Core plus	9% to 19%	65,828	65,828	—	—
Total		$542,449	$65,828	$476,621	$—

December 31, 2012:
Equities:	45% to 59%
U.S. large cap	18% to 24%	$108,306	$108,306	$—	$—
U.S. small cap	4% to 10%	24,844	24,844	—	—
International all cap	17% to 25%	103,064	—	103,064	—
International small cap	2% to 8%	23,984	—	23,984	—
Real estate equities	0% to 13%	37,899	—	37,899	—
Fixed income:	25% to 35%
Cash and equivalents	0% to 10%	14,719	1	14,718	—
Aggregate	10% to 20%	67,460	—	67,460	—
Core plus	10% to 20%	66,482	66,482	—	—
Other	0% to 26%	47,674	—	—	47,674
Total		$494,432	$199,633	$247,125	$47,674

Assets in the U.S. equities category include investments in common and preferred stocks (and equivalents such as American Depository Receipts and convertible bonds) and may be held through separate accounts, commingled funds or an institutional mutual fund.  Assets in the international equities category include investments in a broad range of international equity securities, including both developed and emerging markets, and may be held through a commingled or institutional mutual fund.  The real estate category includes investments in pooled and commingled funds whose objectives are diversified equity investments in income-producing properties.  Each real estate fund is intended to provide broad exposure to the real estate market by property type, geographic location and size and may invest internationally.  Securities in both the aggregate and core plus fixed income categories include U.S. government, corporate, mortgage- and asset-backed securities and Yankee bonds, and both categories target an average credit rating of “A” or better at all times.  Individual securities in the aggregate fixed income category must be investment grade or above at the time of purchase, whereas securities in the core plus category may have a rating of “B” or above.  Additionally, the core plus category may invest in non-U.S. securities.  Assets in the aggregate and core plus fixed income categories are held primarily through a commingled fund and an institutional mutual fund, respectively.  Assets in the “other” category were held through a commingled fund that invested in hedge funds. (This investment was liquidated on December 31, 2013. The proceeds from the liquidation were included in cash and cash equivalents at that date and were reinvested in January 2014 according to target allocations.)

The following is a description of the valuation methodologies used for the pension plan assets at December 31, 2013:

•
Fair values of all U.S. equity securities, the international all cap equity securities and aggregate fixed income securities categorized as Level 2 were held in commingled funds which were valued daily based on a net asset value.

•	Fair value of international small cap equity securities categorized as Level 2 were held in a limited partnership fund which was valued monthly based on a net asset value.

•
The real estate categorized as Level 2 was held in two accounts (a commingled fund and a limited partnership). The assets in the commingled fund were valued monthly based on a net asset value and the assets in the limited partnership were valued quarterly based on a net asset value.

•	Cash and equivalents categorized as Level 2 were valued at cost, which approximates fair value.

•	Fair value of mutual fund investments in core plus fixed income securities categorized as Level 1 were based on quoted market prices which represent the net asset value of shares held.

The following is a description of the valuation methodologies used for the pension plan assets at December 31, 2012:

•
Fair values of mutual fund investments in U.S. equity securities, core plus fixed income securities and cash and equivalents categorized as Level 1 were based on quoted market prices which represent the net asset value of shares held.

•	Fair values of small cap U.S. equity securities categorized in Level 1 are primarily based on quoted market prices.

•	Fair values of international all cap equity securities and aggregate fixed income securities categorized as Level 2 were held in commingled funds which were valued daily based on a net asset value.

•	Fair value of international small cap equity securities categorized as Level 2 were held in a limited partnership fund which was valued monthly based on a net asset value.

•
The real estate categorized as Level 2 was held in two accounts (a commingled fund and a limited partnership). The assets in the commingled fund were valued monthly based on a net asset value and the assets in the limited partnership were valued quarterly based on a net asset value.

•	Cash and equivalents categorized as Level 2 were valued at cost, which approximates fair value.

•
The assets categorized as Level 3 within the other category were held through a commingled fund that invested in hedge funds. The hedge fund of funds was not actively traded. The fair value disclosed represents the fair value as determined by the hedge fund manager.

Set forth below is a summary of the changes in Level 3 plan assets (in thousands):

	2013	2012
Balance at January 1	$47,674	$—
Purchases	—	46,000
Sales	(51,311)	—
Investment returns	3,637	1,674
Balance at December 31	$—	$47,674

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the plans’ other asset classes and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based upon the current asset allocation to develop the expected long-term rate of return on assets assumption for the plans, which was maintained at 8% at December 31, 2013, unchanged from December 31, 2012.

The Company currently expects to contribute approximately $46 million to its pension plans in 2014 and to directly pay other postretirement benefits of approximately $4 million, net of estimated Medicare subsidy receipts.

Estimated future annual benefit payments from plan assets are presented below.  Such amounts are based on existing benefit formulas and include the effect of future service (in thousands):

	Pension benefits	Other postretirement benefits
Year ended December 31,
2014	$35,540	$4,390
2015	37,560	4,710
2016	38,940	5,010
2017	39,680	5,250
2018	41,090	5,570
2019 through 2023	227,370	26,690

The Company sponsors defined contribution plans covering substantially all employees.  Employer contributions to such plans are expensed as incurred and totaled $14.3 million in 2013, $9.6 million in 2012 and $8.0 million in 2011.

NOTE 10 – SHAREHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-2 (“ASU 2013-2”), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-2 requires entities to disclose, among other items, the changes in accumulated balances for each component of other comprehensive income and current-period reclassifications out of accumulated other comprehensive income. The Company had accumulated other comprehensive losses (AOCL) totaling $142.5 million, $221.1 million, and $225.7 million at December 31, 2013, 2012, and 2011 respectively, all of which were solely attributable to pension and other postretirement benefits. All amounts reclassified from AOCL for the years ended December 31, 2013, 2012, and 2011, were attributable to amortization of pension and postretirement benefit cost and totaled $15.3 million, $19.5 million and ($0.3) million respectively, net of tax (see Note 9).

Share Repurchase Program

On July 25, 2012, the Board of Rowan plc, as successor issuer to RCI, approved the continuation of RCI’s $150 million share repurchase program, of which approximately $25 million remained available.  The Company did not acquire any shares under its share repurchase program in 2013.  Share repurchases may be commenced or suspended from time to time without prior notice.  Any shares acquired under the share repurchase program would be canceled.

NOTE 11 – INCOME TAXES

RCI, our predecessor company, was domiciled in the U.S. and subject to a statutory rate of 35%.  As a result of our redomestication to the U.K. we are now subject to the U.K. statutory main rate, which was 24% for the financial year starting April 1, 2012 and 23% for the financial year starting April 1, 2013. The main rate reduces to 21% for the financial year starting April 1, 2014 and 20% for the financial year starting April 1, 2015. We have computed our statutory tax rate for 2013 using a weighted average U.K. rate of 23.3%.  Income tax information for 2011 is presented from the perspective of an enterprise domiciled in the U.S.

The significant components of income taxes attributable to continuing operations consisted of (in thousands):

	2013	2012	2011
Current:
U.S.	$(38,025)	$(69,934)	$(39,708)
Non - U.S.	31,932	23,931	15,368
State	(5,141)	100	566
Current benefit	(11,234)	(45,903)	(23,774)
Deferred:
U.S.	20,827	45,794	27,401
Non - U.S.	(930)	(19,720)	(9,286)
Deferred provision	19,897	26,074	18,115
Total provision (benefit)	$8,663	$(19,829)	$(5,659)

Differences between our provision for income taxes and the amount determined by applying our applicable statutory rate to income before income taxes are set forth below (dollars in thousands):

	2013	2012	2011
Statutory rate	23.3%	24.5%	35%
Tax at statutory rate	$60,738	$44,950	$45,528
Increase (decrease) due to:
Capitalized interest transactions	(11,317)	(39,204)	—
Foreign rate differential	(27,078)	(27,591)	(36,311)
Deferred intercompany gain/loss	(9,062)	(8,749)	(12,629)
Change in valuation allowance	8,381	2,806	—
Prior period adjustments	(9,837)	4,482	(1,398)
Unrecognized tax benefits	17,544	2,463	3,895
Excess compensation	1,022	1,432	1,447
Foreign taxes of subsidiaries for which U.S. federal income taxes have been provided	9,155	—	—
Foreign tax credits	(31,078)	(1,632)	(10,409)
Extraterritorial income exclusion	(43)	(45)	(522)
Other, net	238	1,259	4,740
Total provision (benefit)	$8,663	$(19,829)	$(5,659)

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2013		2012
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Accrued employee benefit plan costs	$27,295	$76,619	$27,011	$118,961
U.S. net operating loss	—	28,486	—	30,623
U.K. net operating loss	—	8,280	—	10,130
Norway net operating loss	—	13,949	—	408
Other	700	28,744	5,567	20,811
Total deferred tax assets	27,995	156,078	32,578	180,933
Less: valuation allowance	—	(25,909)	—	(17,528)
Deferred tax assets, net of valuation allowance	27,995	130,169	32,578	163,405

Deferred tax liabilities:
Property, plant and equipment	—	514,612	—	590,334
Other	5,858	45,212	5,950	46,943
Total deferred tax liabilities	5,858	559,824	5,950	637,277
Net deferred tax asset (liability)	$22,137	$(429,655)	$26,628	$(473,872)

At December 31, 2013, the Company had approximately $32.1 million of net operating loss carryforwards (NOLs) in the U.S. expiring in 2028 and 2029; $49.3 million of NOLs in the U.S. attributable to the Company’s foreign subsidiaries expiring in 2032 and which was subject to a valuation allowance of $35.7 million at December 31, 2013; $41.4 million of non-expiring NOLs in the U.K. of which $18.6 million was subject to a valuation allowance; and $51.7 million of non-expiring NOLs in Norway, of which $28.7 million was subject to a valuation allowance.  In addition, at December 31, 2013, the Company had $17.0 million of non-expiring NOLs in other foreign jurisdictions, of which $13.9 million was subject to a valuation allowance.  During 2013, the Company released a valuation allowance against the other foreign jurisdiction NOLs, which totaled $2.8 million at December 31, 2012.  Management has determined that no other valuation allowances were necessary at December 31, 2013, as anticipated future tax benefits relating to all recognized deferred income tax assets are expected to be fully realized when measured against a more likely than not standard.

The Company has not provided deferred income taxes on undistributed earnings of the Company’s non-U.K. subsidiaries, including RCI’s non-U.S. subsidiaries.  It is the Company’s policy and intention to permanently reinvest earnings of non-U.S. subsidiaries of RCI outside the U.S.  The earnings of non-U.K. subsidiaries that are not subsidiaries of RCI can be distributed to Rowan plc without the imposition of either U.K. or local country tax.

As of December 31, 2013, unremitted earnings of RCI’s non-U.S. subsidiaries were approximately $419 million.  Should the non-U.S. subsidiaries of RCI make a distribution from these earnings, we may be subject to additional U.S. income taxes.  It is not practicable to estimate the amount of deferred tax liability related to the undistributed earnings, and RCI's non-U.S. subsidiaries have no plan to distribute earnings in a manner that would cause them to be subject to U.S., U.K., or other local country taxation.

At December 31, 2013, 2012 and 2011, we had approximately $82 million, $59 million and $55 million, respectively, of net unrecognized tax benefits attributable to continuing operations, all of which would reduce the Company’s income tax provision if recognized.  The Company’s unrecognized tax benefits largely include U.S. tax return issues for periods 2006 - 2008 regarding the application of a third party tax case to Rowan’s tax returns as mentioned below. As a result of the anticipated settling of these claims, the Company believes that is reasonably possible that a decrease of up to $64 million may be necessary within the next twelve months.

The following table sets forth the changes in the Company’s gross unrecognized tax benefits during the years ended December 31 (in thousands):

	2013	2012	2011
Gross unrecognized tax benefits - beginning of year	$58,900	$55,300	$51,000
Gross increases - tax positions in prior period	11,021	700	4,300
Gross decreases - tax positions in prior period	(4,114)	—	—
Gross increases - current period tax positions	16,674	2,900	—
Settlements	—	—	—
Lapse of statute of limitations	(561)	—	—
Gross unrecognized tax benefit - end of year	$81,920	$58,900	$55,300

Interest and penalties relating to income taxes are included in other income and expense.  At December 31, 2013, 2012 and 2011, accrued interest was $2.4 million, $2.5 million and $2.1 million, respectively, and accrued penalties were $1.7 million, $1.4 million and $1.1 million, respectively.  Accrued interest and penalties relating to uncertain tax positions that are not actually assessed will be reversed in the year of the resolution.

The Company’s U.S. federal tax returns for 2006 through 2011 are currently under audit by the Internal Revenue Service (“IRS”), and 2002 and later years remain subject to examination.  Various state tax returns for 2005 and subsequent years remain open for examination.  In the Company’s non-U.S. tax jurisdictions, returns for 2006 and subsequent years remain open for examination.  We are undergoing other routine tax examinations in various U.S. and non-US. taxing jurisdictions in which the Company has operated.  These examinations cover various tax years and are in various stages of finalization. The Company believes that any income taxes ultimately assessed by any taxing authorities will not materially exceed amounts for which the Company has already provided.

In 2009, the Company recognized a $25.4 million tax benefit as a result of applying the facts of a third-party tax case to the Company’s situation.  That case provided a more favorable tax treatment for certain non-U.S. contracts entered into in prior years.  This position is currently under audit and has been challenged by IRS field agents.  We have appealed their findings and expect to come to a conclusion within the next twelve months.  The Company plans to vigorously defend its position and continues to believe it is more likely than not that the Company will prevail. The Company has deferred recognition of a remaining $49.2 million estimated benefit in accordance with the accounting guidelines for income tax uncertainties.  As of December 31, 2013, the Company had recognized a $46.6 million long-term receivable, which is included in other assets on the Consolidated Balance Sheet, and a long-term liability of approximately $48.8 million, in connection with its tax position.

The components of income (loss) from continuing operations before income taxes were as follows (in thousands):

	2013	2012	2011
U.S.	$163,400	$9,800	$(1,200)
Non-U.S.	97,800	173,700	131,300

NOTE 12 – GEOGRAPHIC AREA INFORMATION

The classifications of revenues and assets among geographic areas in the tables which follow were determined based on the physical location of assets.  Because the Company’s offshore drilling rigs are mobile, classifications by area are dependent on the rigs’ location at the time revenues are earned, and may vary from one period to the next.

Revenues by geographic area are set forth below (in thousands):

	2013	2012	2011
Saudi Arabia	$412,799	$376,406	$204,086
United Kingdom	327,217	385,174	230,638
United States	240,820	209,296	264,255
Norway	168,931	131,251	73,829
Malaysia	127,216	88,960	6,776
Trinidad	101,262	98,764	56,682
Indonesia	90,027	13,677	—
Egypt	89,074	25,435	5,261
Qatar	21,938	26,298	59,824
Vietnam	—	37,346	9,901
Mexico	—	—	27,977
Consolidated revenues	$1,579,284	$1,392,607	$939,229

Long-lived assets by geographic area at December 31 are set forth below (in thousands):

	2013	2012	2011
United Kingdom	$1,336,400	$1,555,324	$1,562,942
Saudi Arabia	1,204,915	1,103,220	1,078,663
Rigs under construction	1,009,382	756,245	711,558
United States	868,147	903,823	1,234,233
Norway	503,308	495,518	501,447
Malaysia	386,402	447,949	45,039
Netherlands	270,409	—	—
Trinidad	254,671	250,765	258,749
Indonesia	251,169	184,706	—
Egypt	215,712	220,897	—
Qatar	85,240	153,282	87,781
Vietnam	—	—	198,205
Other	—	—	96
Consolidated long-lived assets	$6,385,755	$6,071,729	$5,678,713

NOTE 13 – MATERIAL CHARGES AND OTHER OPERATING EXPENSES

Operating expenses in 2013 included a $4.5 million noncash impairment charge on a maintenance and storage facility.

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

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Noncash investing and financing activities excluded from the Consolidated Statements of Cash Flows and other supplemental cash flow information follows (in thousands):

	2013	2012	2011
Accrued but unpaid additions to property and equipment at December 31	$49,220	$41,754	$66,764
Cash interest payments in excess of interest capitalized	65,824	44,579	14,802
Net cash income tax payments (refunds)	(5,929)	13,150	276,839

NOTE 15 – GUARANTEES OF REGISTERED SECURITIES

Rowan plc and its 100%-owned subsidiary RCI have entered into agreements providing for, among other things, the full, unconditional and irrevocable guarantee by Rowan plc of the prompt payment, when due, of any amount owed to the holders of RCI's 5% Senior Notes due 2017, 7.875% Senior Notes due 2019, 4.875% Senior Notes due 2022, and 5.4% Senior Notes due 2042 (the "Senior Notes").

The following condensed consolidating financial information is presented on the equity method of accounting in accordance with Rule 3-10 of Regulation S-X in connection with Rowan plc’s guarantee of the Senior Notes.

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2013
(in thousands)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$64,292	$92,116	$936,436	$—	$1,092,844
Receivables - trade and other	58	7,878	336,610	—	344,546
Other current assets	289	45,031	22,355	—	67,675
Assets of discontinued operations	—	23,813	—	—	23,813
Total current assets	64,639	168,838	1,295,401	—	1,528,878

Property, plant and equipment - gross	—	593,606	7,604,109	—	8,197,715
Less accumulated depreciation and amortization	—	243,666	1,568,294	—	1,811,960
Property, plant and equipment - net	—	349,940	6,035,815	—	6,385,755

Investments in subsidiaries	4,860,492	5,843,020	—	(10,703,512)	—
Due from affiliates	136	1,439,112	579,501	(2,018,749)	—
Other assets	—	35,071	26,057	—	61,128
	$4,925,267	$7,835,981	$7,936,774	$(12,722,261)	$7,975,761

CURRENT LIABILITIES:
Accounts payable - trade	$1,359	$13,409	$109,208	$—	$123,976
Deferred revenues	—	—	54,515	—	54,515
Accrued liabilities	—	101,478	54,493	—	155,971
Liabilities of discontinued operations	—	20,122	—	—	20,122
Total current liabilities	1,359	135,009	218,216	—	354,584

Long-term debt	—	2,008,700	—	—	2,008,700
Due to affiliates	22,012	575,184	1,421,553	(2,018,749)	—
Other liabilities	8,135	194,966	85,960	—	289,061
Deferred income taxes - net	—	126,681	302,974	—	429,655
Shareholders' equity	4,893,761	4,795,441	5,908,071	(10,703,512)	4,893,761
	$4,925,267	$7,835,981	$7,936,774	$(12,722,261)	$7,975,761

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

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Year ended December 31, 2013
(in thousands)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUES	$—	$114,673	$1,573,111	$(108,500)	$1,579,284

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	11,421	957,972	(108,500)	860,893
Depreciation and amortization	—	39,658	231,350	—	271,008
Selling, general and administrative	28,456	3,119	99,798	—	131,373
Loss (gain) on disposals of property and equipment	—	130	(20,249)	—	(20,119)
Material charges and other operating expenses	—	—	4,453	—	4,453
Total costs and expenses	28,456	54,328	1,273,324	(108,500)	1,247,608

INCOME (LOSS) FROM OPERATIONS	(28,456)	60,345	299,787	—	331,676

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(69,794)	(213)	213	(69,794)
Interest income	210	528	1,053	(213)	1,578
Other - net	9,997	(9,915)	(2,303)	—	(2,221)
Total other income (expense) - net	10,207	(79,181)	(1,463)	—	(70,437)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(18,249)	(18,836)	298,324	—	261,239
(Benefit) provision for income taxes	—	(47,325)	55,988	—	8,663

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(18,249)	28,489	242,336	—	252,576

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	270,825	176,494	—	(447,319)	—

NET INCOME	$252,576	$204,983	$242,336	$(447,319)	$252,576

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Year ended December 31, 2012
(in thousands)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUES	$—	$133,346	$1,362,955	$(103,694)	$1,392,607

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	35,057	820,810	(103,694)	752,173
Depreciation and amortization	—	50,377	197,523	—	247,900
Selling, general and administrative	17,508	14,686	67,518	—	99,712
Gain on disposals of property and equipment	—	(572)	(1,930)	—	(2,502)
Material charges and other operating expenses	13,835	14,476	11,961	—	40,272
Total costs and expenses	31,343	114,024	1,095,882	(103,694)	1,137,555

INCOME (LOSS) FROM OPERATIONS	(31,343)	19,322	267,073	—	255,052

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(50,513)	(279)	75	(50,717)
Interest income	74	362	384	(75)	745
Loss on debt extinguishment	—	(21,603)	(620)	—	(22,223)
Other - net	4,920	(5,065)	758	—	613
Total other income (expense) - net	4,994	(76,819)	243	—	(71,582)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(26,349)	(57,497)	267,316	—	183,470
(Benefit) provision for income taxes	—	(77,681)	57,852	—	(19,829)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(26,349)	20,184	209,464	—	203,299

DISCONTINUED OPERATIONS, NET OF TAX	—	(22,697)	—	—	(22,697)

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	206,951	98,884	—	(305,835)	—

NET INCOME	$180,602	$96,371	$209,464	$(305,835)	$180,602

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Year ended December 31, 2011
(in thousands)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUES	$—	$128,561	$925,238	$(114,570)	$939,229

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	76,869	545,767	(114,570)	508,066
Depreciation and amortization	—	58,874	125,029	—	183,903
Selling, general and administrative	2,161	22,598	63,519	—	88,278
Gain on disposals of property and equipment	—	(157)	(1,420)	—	(1,577)
Material charges and other operating expenses	—	10,976	—	—	10,976
Total costs and expenses	2,161	169,160	732,895	(114,570)	789,646

INCOME (LOSS) FROM OPERATIONS	(2,161)	(40,599)	192,343	—	149,583

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(19,560)	(3,162)	2,651	(20,071)
Interest income	1	3,110	270	(2,651)	730
Other - net	—	640	(802)	—	(162)
Total other income (expense) - net	1	(15,810)	(3,694)	—	(19,503)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,160)	(56,409)	188,649	—	130,080
Provision (benefit) for income taxes	—	(22,501)	16,842	—	(5,659)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,160)	(33,908)	171,807	—	135,739

DISCONTINUED OPERATIONS, NET OF TAX	—	585,926	15,176	—	601,102

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	739,001	179,168	—	(918,169)	—

NET INCOME	$736,841	$731,186	$186,983	$(918,169)	$736,841

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income
Year ended December 31, 2013
(in thousands)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME	$252,576	$204,983	$242,336	$(447,319)	$252,576

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes
Net loss arising during the period	65,645	65,645	—	(65,645)	65,645
Prior service credit arising during the period	(2,330)	(2,330)	—	2,330	(2,330)
Amortization of net loss	18,495	18,495	—	(18,495)	18,495
Amortization of transition obligation	—	—	—	—	—
Amortization of prior service credit	(3,173)	(3,173)	—	3,173	(3,173)
				—
	78,637	78,637	—	(78,637)	78,637

COMPREHENSIVE INCOME	$331,213	$283,620	$242,336	$(525,956)	$331,213

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income
Year ended December 31, 2012
(in thousands)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME	$180,602	$96,371	$209,464	$(305,835)	$180,602

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes
Net loss arising during the period	(15,488)	(15,488)	—	15,488	(15,488)
Prior service credit arising during the period	626	626	—	(626)	626
Amortization of net loss	22,259	22,259	—	(22,259)	22,259
Amortization of transition obligation	308	308	—	(308)	308
Amortization of prior service credit	(3,116)	(3,116)	—	3,116	(3,116)

	4,589	4,589	—	(4,589)	4,589

COMPREHENSIVE INCOME	$185,191	$100,960	$209,464	$(310,424)	$185,191

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income
Year ended December 31, 2011
(in thousands)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME	$736,841	$731,186	$186,983	$(918,169)	$736,841

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes
Net loss arising during the period	(79,888)	(79,888)	—	79,888	(79,888)
Amortization of net loss	14,135	14,135	—	(14,135)	14,135
Amortization of transition obligation	552	552	—	(552)	552
Amortization of prior service credit	(14,975)	(14,975)	—	14,975	(14,975)

	(80,176)	(80,176)	—	80,176	(80,176)

COMPREHENSIVE INCOME	$656,665	$651,010	$186,983	$(837,993)	$656,665

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2013
(in thousands)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(13,993)	$160,703	$476,466	$—	$623,176

INVESTING ACTIVITIES:
Property, plant and equipment additions	—	(49,594)	(557,717)	—	(607,311)
Proceeds from disposals of property, plant and equipment	—	2,432	42,118	—	44,550
Investments in consolidated subsidiaries	(100)	(162,379)	—	162,479	—

Net cash used in investing activities	(100)	(209,541)	(515,599)	162,479	(562,761)

FINANCING ACTIVITIES:
Advances (to) from affiliates	15,026	(90,821)	75,795	—	—
Contributions from parent	—	—	162,479	(162,479)	—
Excess tax benefits from share-based compensation	—	3,690	—	—	3,690
Proceeds from exercise of share options	2,911	—	—	—	2,911
Other	1,820	—	—	—	1,820

Net cash provided by (used in) financing activities	19,757	(87,131)	238,274	(162,479)	8,421

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,664	(135,969)	199,141	—	68,836
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,628	228,085	737,295	—	1,024,008

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,292	$92,116	$936,436	$—	$1,092,844

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2012
(in thousands)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$33,797	$94,628	$406,149	$(140,865)	$393,709

INVESTING ACTIVITIES:
Property, plant and equipment additions	—	(94,009)	(591,247)	—	(685,256)
Proceeds from disposals of property, plant and equipment	—	6,406	4,094	—	10,500
Investments in consolidated subsidiaries	—	(256,160)	—	256,160	—

Net cash used in investing activities	—	(343,763)	(587,153)	256,160	(674,756)

FINANCING ACTIVITES:
Repayments of borrowings	—	(200,446)	(38,007)	—	(238,453)
Advances (to) from affiliates	3,359	(611,666)	608,307	—	—
Contributions from parent	—	—	256,160	(256,160)	—
Proceeds from borrowings	—	1,104,929	—	—	1,104,929
Debt issue costs	—	(2,026)	—	—	(2,026)
Dividends paid to affiliates	—	—	(140,865)	140,865	—
Proceeds from exercise of employee share options	—	588	—	—	588
Excess tax benefits from share-based compensation	—	1,164	—	—	1,164

Net cash provided by (used in) financing activities	3,359	292,543	685,595	(115,295)	866,202

INCREASE IN CASH AND CASH EQUIVALENTS	37,156	43,408	504,591	—	585,155
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,472	184,677	232,704	—	438,853

CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,628	$228,085	$737,295	$—	$1,024,008

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2011
(in thousands)

	Rowan Companies plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,430)	$(235,989)	$332,098	$—	$94,679

INVESTING ACTIVITIES:
Property, plant and equipment additions	—	(125,481)	(1,392,193)	—	(1,517,674)
Proceeds from disposals of property, plant and equipment	—	613	5,121	—	5,734
Proceeds from sales of manufacturing and land drilling operations, net	—	1,555,480	—	—	1,555,480
Change in restricted cash balance	—	—	15,265	—	15,265
Investments in consolidated subsidiaries	—	(881,450)	—	881,450	—

Net cash used in investing activities	—	549,162	(1,371,807)	881,450	58,805

FINANCING ACTIVITIES:
Repayments of borrowings	—	(22,464)	(29,702)	—	(52,166)
Advances (to) from affiliates	22,902	(260,380)	237,478	—	—
Contributions from parent	—	—	881,450	(881,450)	—
Payments to acquire treasury stock	—	(125,013)	—	—	(125,013)
Proceeds from exercise of share options	—	19,941	—	—	19,941
Excess tax benefits from share-based compensation	—	4,359	769	—	5,128

Net cash provided by (used in) financing activities	22,902	(383,557)	1,089,995	(881,450)	(152,110)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,472	(70,384)	50,286	—	1,374
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	255,061	182,418	—	437,479

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,472	$184,677	$232,704	$—	$438,853

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for each full quarter within the two most recent fiscal years follows (in thousands except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Revenues	$394,238	$408,883	$382,808	$393,355
Income from operations	90,414	112,267	68,509	60,486
Net income from continuing operations	68,134	82,844	51,900	49,698
Net income	68,134	82,844	51,900	49,698

Basic earnings per share:
Continuing operations	$0.55	$0.67	$0.42	$0.40
Net income	0.55	0.67	0.42	0.40

Diluted earnings per share:
Continuing operations	$0.55	$0.67	$0.42	$0.40
Net income	$0.55	$0.67	$0.42	$0.40

2012:
Revenues	$333,477	$351,018	$353,910	$354,202
Income from operations	64,801	70,413	59,336	60,502
Net income from continuing operations	55,499	50,848	26,415	70,537
Discontinued operations, net of tax	(5,982)	(1,413)	1,164	(16,466)
Net income	49,517	49,435	27,579	54,071

Basic earnings per share:
Continuing operations	$0.45	$0.41	$0.21	$0.57
Discontinued operations	(0.05)	(0.01)	0.01	(0.13)
Net income	0.40	0.40	0.22	0.44

Diluted earnings per share:
Continuing operations	$0.45	$0.41	$0.21	$0.57
Discontinued operations	(0.05)	(0.01)	0.01	(0.13)
Net income	0.40	0.40	0.22	0.44

The sum of the per-share amounts for the quarters may not equal the per-share amounts for the full year due to differences in the computation of weighted average shares for the quarters and full year.

Income from continuing operations in the second and fourth quarters of 2013 include a $19.1 million gain on sale of the Rowan Paris and a $4.5 million noncash asset impairment charge, respectively.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

Our management’s assessment is that the Company did maintain effective ICFR as of December 31, 2013, within the context of the Internal Control - Integrated Framework (1992) established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and that the Company did not have a material change in ICFR during the fourth quarter of 2013.

See “Management’s Report on Internal Control over Financial Reporting” included in Item 8 of this Form 10-K.

ITEM 9B.  OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our proxy statement for the 2014 annual general meeting of shareholders, to be filed pursuant to Regulation 14A of the Exchange Act (Regulation 14A) on or before April 30, 2014, under the caption “Election of Directors.”  Such information is incorporated herein by reference.

Information concerning our executive officers appears in Part I under the caption “Executive Officers of the Registrant” of this Form 10-K.

Information concerning our Audit Committee will appear in our proxy statement for the 2014 annual general meeting of shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the caption “Committees of the Board of Directors.”  Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in our proxy statement for the 2014 annual general meeting of shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the caption “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance.”  Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning director and executive compensation will appear in our proxy statement for the 2014 annual general meeting of shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the captions “Director Compensation and Attendance,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” and “Executive Compensation.” Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of management will appear in our proxy statement for the 2014 annual general meeting of shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the caption “Security Ownership of Certain Beneficial Owners and Management.”  Such information is incorporated herein by reference.

The business address of all directors is the principal executive offices of the Company as set forth on the cover page of this Form 10-K.

Equity Compensation Plan Information

The following table provides information about our ordinary shares that may be issued under equity compensation plans as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	698,389	$22.66	7,298,333
Equity compensation plans not approved by security holders	—	—	—
Total	698,389	$22.66	7,298,333

(1)	The number of securities to be issued includes (i) 384,643 options and 313,746 shares issuable under outstanding SARs (see note (2) below).

(2)
The weighted-average exercise price in column (b) is based on (i) 384,643 shares under outstanding options with a weighted average exercise price of $24.52 per share, and (ii) 313,746 shares of stock that would be issuable in connection with 1,831,695 stock appreciation rights (SARs) outstanding at December 31, 2013.  The number of shares issuable under SARs is equal in value to the excess of the Company’s share price on the date of exercise over the exercise price. The number of shares issuable under SARs included in column (a) was based on a December 31, 2013 closing stock price of $35.36 and a weighted-average exercise price of $30.45 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning director and executive related party transactions will appear in our proxy statement for the 2014 annual general meeting of shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, within the section and under the captions “Director Independence” and “Related Party Transactions.”  Such information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services will appear in our proxy statement for the 2014 annual general meeting of shareholders, to be filed pursuant to Regulation 14A no later than April 30, 2014, in the last paragraph under the caption “Fees of Audit Firm.” Such information is incorporated herein by reference.

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

4.4	Form of 7.875% Senior Note due 2019, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 21, 2009 (File No. 1-5491).
4.5
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
4.12
Sixth Supplemental Indenture dated as of January 15, 2014, among Rowan Companies, Inc., Rowan Companies plc and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 15, 2014 (File No. 1-5491).

4.13	Form of 4.75% Senior Note due 2024, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on January 15, 2014 (File No. 1-5491).
4.14
Seventh Supplemental Indenture dated as of January 15, 2014, among Rowan Companies, Inc., Rowan Companies plc and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on January 15, 2014 (File No. 1-5491).

4.15	Form of 5.85% Senior Note due 2044, incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on January 15, 2014 (File No. 1-5491).
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

10.4
Election and acceptance letters with respect to the exercise of the Fixed Rate Renewal Option set forth in the Bareboat Charter dated December 1, 1984 between Rowan Companies, Inc. and Textron Financial Corporation et al, incorporated by reference to Exhibit 10j to Form 10-K for the year ended December 31, 1999 (File No. 1-5491).

10.5	Memorandum Agreement dated January 26, 2006 between Rowan Companies, Inc. and C. R. Palmer, incorporated by reference to Exhibit 10jj to Form 10-K for year ended December 31, 2005 (File No. 1-5491).
*10.6
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

*10.7	Change in Control Agreement and Change in Control Supplement, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed December 21, 2007 (File 1-5491).
10.8
Form of Indemnification Agreement between Rowan Companies, Inc. and each of its directors and certain officers, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 2, 2009 (File No. 1-5491).

*10.9	Restoration Plan of Rowan Companies, Inc. (As Restated Effective July 1, 2009), incorporated by reference to Exhibit 10.43 to Form 10-K for the year ended December 31, 2009 (File No. 1-5491).
10.10
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

10.11
Amended and Restated Credit Agreement dated January 23, 2014 among Rowan Companies, Inc., as Borrower, Rowan Companies plc, as Parent, the Lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender and Citibank, N.A., DnB Bank ASA, New York Branch, Royal Bank of Canada, Bank of America, N.A., Barclays Bank PLC and Goldman Sachs Bank USA, as Co-Syndication Agents), incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 28, 2014 (File No. 1-5491).

10.12	Amended and Restated Parent Guaranty dated as of January 23, 2014, by the Company, as Guarantor, in favor of Wells Fargo Bank, National Association, as Administrative Agent.
10.13
Stock Purchase Agreement dated May 13, 2011, between Rowan Companies, Inc., as seller, and Joy Global Inc., as buyer, relating to the sale of all the outstanding equity interests in LeTourneau Technologies, Inc., a wholly owned subsidiary of the Company, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 18, 2011 (File No. 1-5491).

10.14
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

*10.15
Letter Agreement dated August 12, 2011, between Rowan Companies, Inc. and David P. Russell regarding separation from employment, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarterly period ended September 30, 2011 (File No. 1-5491).

*10.16
Amendment to the Rowan Companies, Inc. Restated 1988 Nonqualified Stock Option Plan, effective May 4, 2012, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).

*10.17
Amendment to the Rowan Companies, Inc. 1998 Nonemployee Director Stock Option Plan, effective May 4, 2012, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).

*10.18
Amendment to the 2005 Rowan Companies, Inc. Long-Term Incentive Plan, effective May 4, 2012, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).

*10.19
2009 Rowan Companies, Inc. Incentive Plan (as Amended and Restated and as Assumed and Adopted by the Company, effective May 4, 2012), incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 4, 2012.

*10.20
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

*10.22
Forms of Restricted Share Unit Award Notice, Share Appreciation Right Award Notice and Performance Unit Award Notice pursuant to the 2009 Rowan Companies, Inc. Incentive Plan (as Amended and Restated and as Assumed and Adopted by the Company, effective May 4, 2012), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2013 (File No. 1-5491).

*10.23	Deed of Assumption May 4, 2012, executed by the Company, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).
*10.24	Form of Supplement to Change in Control Agreement, incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).
10.25	Form of Deed of Indemnity of the Company, incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).
*10.26	Retirement Agreement with William H. Wells dated September 7, 2012, incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q for the quarter ended September 30, 2012 (File No. 1-5491).
10.27	Retirement Policy of Rowan Companies, Inc., effective March 6, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 8, 2013 (File No. 1-5491).
*10.28	2013 Rowan Companies plc Incentive Plan (effective April 26, 2013), incorporated by reference to Annex A to the Company’s proxy statement filed on March 3, 2013 (File No. 1-5491).
*10.29
Form of Employee Restricted Share Unit Notice pursuant to the 2013 Rowan Companies plc Incentive Plan (effective April 26, 2013), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2013 (File No. 1-5491).

*10.30
Form of Share Appreciation Right Notice pursuant to the 2013 Rowan Companies plc Incentive Plan (effective April 26, 2013), incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 30, 2013 (File No. 1-5491).

*10.31
Form of Performance Unit Award Notice pursuant to Annex 2 to the 2013 Rowan Companies plc Incentive Plan (effective April 26, 2013), incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 30, 2013 (File No. 1-5491).

*10.32
Non-Employee Director Restricted Share Unit Notice pursuant to Annex 1 to the 2013 Rowan Companies plc Incentive Plan (effective April 26, 2013), incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 30, 2013 (File No. 1-5491).

*10.33	Summary of the Company’s Annual Incentive Plan, incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2012.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney pursuant to which names were affixed to this Form 10-K for the year ended December 31, 2013.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
__________

*	Executive compensatory plan or arrangement.

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
Chief Executive Officer

Date: March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ W. MATT RALLS	Chief Executive Officer and Director	March 3, 2014
(W. Matt Ralls)

/s/ J. KEVIN BARTOL	Principal Financial Officer	March 3, 2014
(J. Kevin Bartol)

/s/ GREGORY M. HATFIELD	Principal Accounting Officer	March 3, 2014
(Gregory M. Hatfield)

WILLIAM T. FOX III	Director	March 3, 2014
(William T. Fox III)

SIR GRAHAM HEARNE	Director	March 3, 2014
(Sir Graham Hearne)

THOMAS R. HIX	Director	March 3, 2014
(Thomas R. Hix)

H.E. LENTZ	Chairman of the Board	March 3, 2014
(H.E. Lentz)

LORD MOYNIHAN	Director	March 3, 2014
(Lord Moynihan)

SUZANNE P. NIMOCKS	Director	March 3, 2014
(Suzanne P. Nimocks)

P. DEXTER PEACOCK	Director	March 3, 2014
(P. Dexter Peacock)

JOHN J. QUICKE	Director	March 3, 2014
(John J. Quicke)

TORE I. SANDVOLD	Director	March 3, 2014
(Tore I. Sandvold)