Form 10-Q
period 2014-03-31
ROWAN COMPANIES PLC
filed 2014-05-12
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

The number of Class A ordinary shares, $0.125 par value, outstanding at April 30, 2014, was 124,363,044.

ROWAN COMPANIES PLC

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ROWAN COMPANIES PLC AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,440,389	$1,092,844
Receivables - trade and other	383,636	344,546
Prepaid expenses and other current assets	33,333	45,538
Deferred tax assets - net	22,901	22,137
Assets of discontinued operations	—	23,813
Total current assets	1,880,259	1,528,878

PROPERTY, PLANT AND EQUIPMENT:
Drilling equipment	7,115,357	7,040,451
Construction in progress	1,448,161	1,009,380
Other property and equipment	152,687	147,884
Property, plant and equipment - gross	8,716,205	8,197,715
Less accumulated depreciation and amortization	1,880,855	1,811,960
Property, plant and equipment - net	6,835,350	6,385,755

Other assets	68,499	61,128

TOTAL ASSETS	$8,784,108	$7,975,761

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except shares) (Unaudited)

	March 31, 2014	December 31, 2013
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$100,088	$123,976
Deferred revenues	41,013	54,515
Accrued pension and other postretirement benefits	43,551	49,659
Accrued compensation and related employee costs	52,774	59,096
Accrued income taxes	17,596	8,374
Accrued interest	35,363	27,841
Other current liabilities	9,532	11,001
Liabilities of discontinued operations	—	20,122
Total current liabilities	299,917	354,584

Long-term debt	2,807,967	2,008,700
Other liabilities	288,942	289,061
Deferred income taxes - net	430,505	429,655
Commitments and contingent liabilities (Note 4)	—	—

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value, 124,793,407 and 124,778,407 shares issued at March 31, 2014, and December 31, 2013, respectively	15,599	15,597
Additional paid-in capital	1,412,714	1,407,031
Retained earnings	3,679,135	3,619,540
Cost of 478,465 and 542,475 treasury shares at March 31, 2014, and December 31, 2013, respectively	(10,343)	(5,962)
Accumulated other comprehensive loss	(140,328)	(142,445)
Total shareholders' equity	4,956,777	4,893,761

TOTAL LIABILITIES AND EQUITY	$8,784,108	$7,975,761

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2014	2013

REVENUES	$377,602	$394,238

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	220,369	209,469
Depreciation and amortization	70,873	64,616
Selling, general and administrative	29,875	29,431
Loss on disposals of property and equipment	803	308
Litigation settlement	(20,875)	—
Total costs and expenses	301,045	303,824

INCOME FROM OPERATIONS	76,557	90,414

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(20,960)	(18,581)
Interest income	587	359
Other - net	(351)	(794)
Total other income (expense) - net	(20,724)	(19,016)

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	55,833	71,398
Provision for income taxes	281	3,264

NET INCOME FROM CONTINUING OPERATIONS	55,552	68,134

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	4,043	—

NET INCOME	$59,595	$68,134

INCOME PER SHARE - BASIC:
Income from continuing operations	$0.45	$0.55
Discontinued operations	$0.03	$—
Net income	$0.48	$0.55

INCOME PER SHARE - DILUTED:
Income from continuing operations	$0.45	$0.55
Discontinued operations	$0.03	$—
Net income	$0.48	$0.55

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013

NET INCOME	$59,595	$68,134

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes of $1,287 and $1,953, respectively:
Amortization of net loss	3,127	4,412
Amortization of prior service credit	(723)	(784)

	2,404	3,628

COMPREHENSIVE INCOME	$61,999	$71,762

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
CASH PROVIDED BY OPERATIONS:
Net income	$59,595	$68,134
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	70,873	64,616
Deferred income taxes	(1,489)	(396)
Provision for pension and postretirement benefits	6,170	7,332
Share-based compensation expense	7,547	7,530
(Gain) loss on disposals of property, plant and equipment	(1,110)	308
Postretirement benefit claims paid	(894)	(881)
Contributions to pension plans	(6,448)	(249)
Changes in current assets and liabilities:
Receivables - trade and other	(39,090)	(15,081)
Prepaid expenses and other current assets	12,248	9,339
Accounts payable	(13,637)	(1,655)
Accrued income taxes	9,222	(11,950)
Deferred revenues	(13,502)	(2,090)
Other current liabilities	(11,037)	(23,778)
Net changes in other noncurrent assets and liabilities	2,075	2,000
Net cash provided by operations	80,523	103,179

CASH USED IN INVESTING ACTIVITIES:
Capital expenditures	(532,518)	(111,965)
Proceeds from disposals of property, plant and equipment	6,600	2,387
Net cash used in investing activities	(525,918)	(109,578)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from borrowings	793,380	—
Debt issue costs	(687)	—
Excess tax benefits from share-based compensation	(563)	112
Proceeds from exercise of share options	810	1,531
Net cash provided by financing activities	792,940	1,643

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	347,545	(4,756)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,092,844	1,024,008
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,440,389	$1,019,252

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares outstanding	Class A ordinary shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance, January 1, 2013	124,211	$15,593	$1,372,135	$3,366,964	$(1,886)	$(221,082)	$4,531,724
Net shares issued (acquired) under share-based compensation plans	(43)	1	1,083	—	(4,112)	—	(3,028)
Share-based compensation	—	—	5,575	—	—	—	5,575
Excess tax benefit from share-based compensation plans	—	—	112	—	—	—	112
Retirement benefit adjustments, net of taxes of $1,953	—	—	—	—	—	3,628	3,628
Net income	—	—	—	68,134	—	—	68,134
Balance, March 31, 2013	124,168	$15,594	$1,378,905	$3,435,098	$(5,998)	$(217,454)	$4,606,145

Balance, January 1, 2014	124,237	$15,597	$1,407,031	$3,619,540	$(5,962)	$(142,445)	$4,893,761
Net shares issued (acquired) under share-based compensation plans	78	2	529	—	(4,381)	—	(3,850)
Share-based compensation	—	—	5,717	—	—	—	5,717
Excess tax benefit from share-based compensation plans	—	—	(563)	—	—	—	(563)
Retirement benefit adjustments, net of taxes of $1,287	—	—	—	—	—	2,404	2,404
Other	—	—	—	—	—	(287)	(287)
Net income	—	—	—	59,595	—	—	59,595
Balance, March 31, 2014	124,315	$15,599	$1,412,714	$3,679,135	$(10,343)	$(140,328)	$4,956,777

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Nature of Operations

The financial statements included in this Form 10-Q are presented in United States (U.S.) dollars and include the accounts of Rowan Companies plc ("Rowan plc") and its subsidiaries, all of which are wholly owned.  Intercompany balances and transactions are eliminated in consolidation.  Unless the context otherwise requires, the terms “Company,” “we,” “us” and “our” are used to refer to Rowan plc and its consolidated subsidiaries.

The financial statements included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Certain information and notes have been condensed or omitted as permitted by those rules and regulations.  Management believes the accompanying financial statements contain all adjustments, which are of a normal recurring nature unless otherwise noted, necessary for a fair statement of the results for the interim periods presented.  The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of results to be expected for the full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

We are a global provider of offshore oil and gas contract drilling services utilizing a fleet of 30 self-elevating mobile offshore “jack-up” drilling units and four ultra-deepwater drillships, three of which are currently under construction.  Historically, our primary focus has been on high-specification and premium jack-up rigs, which our customers use for exploratory and development drilling and associated drilling services.  In 2009, we began executing a new strategic plan that included divesting non-core assets and investing in ultra-deepwater assets, with a goal of balancing earnings from jack-ups and deepwater rigs over the long term. In 2011 and 2012, we entered into contracts for the construction of four ultra-deepwater drillships. In January 2014, we took delivery of the first of these drillships, the Rowan Renaissance, which commenced drilling operations under a three-year contract offshore West Africa in April 2014. The Rowan Resolute is scheduled for delivery in late June 2014 and expected to commence operations under a three-year contract in late September 2014. The Rowan Reliance is scheduled for delivery in late October 2014 and expected to commence operations under a three-year contract in late January 2015. The Rowan Relentless is scheduled for delivery in March 2015 and is not yet under contract.

The Company conducts offshore drilling operations in various markets throughout the world including the United Kingdom (U.K.) and Norwegian sectors of the North Sea, the Middle East, the United States Gulf of Mexico (US GOM), Southeast Asia, West Africa, Trinidad and the Mediterranean.

The financial information as of December 31, 2013, presented in this report does not constitute the Company's statutory accounts for that year within the meaning of the U.K. Companies Act 2006 (the "Companies Act").  Statutory accounts as required by the Companies Act for the year ended December 31, 2013, have been delivered to the Registrar of Companies in the U.K. The auditors reported on those accounts; their report was unqualified, did not draw attention to any matters by way of emphasis and did not contain a statement under Sections 498(2) or (3) of the Companies Act.

Note 2 – Earnings Per Share

A reconciliation of basic and diluted shares follows (in thousands):

	Three months ended March 31,
	2014	2013

Average common shares outstanding - basic	123,707	123,222
Effect of dilutive securities - share-based compensation	970	980
Average common shares - diluted	124,677	124,202

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

	Three months ended March 31,
	2014	2013

Share appreciation rights	1,066	1,022
Employee and director share options	42	42
Total potentially dilutive shares	1,108	1,064

Note 3 – Pension and Other Postretirement Benefits

The Company provides defined-benefit pension, health care and life insurance benefits upon retirement for certain full-time employees.

Recognized net periodic pension cost included the following components (in thousands):

	Three months ended March 31,
	2014	2013

Service cost	$3,620	$2,850
Interest cost	8,092	7,307
Expected return on plan assets	(10,251)	(9,461)
Amortization of net loss	4,231	6,774
Amortization of prior service credit	(1,110)	(1,168)
Total net pension cost	$4,582	$6,302

Recognized other postretirement benefit cost included the following components (in thousands):

	Three months ended March 31,
	2014	2013

Service cost	$267	$352
Interest cost	757	714
Amortization of net loss	(39)	—
Amortization of prior service credit	(8)	(36)
Total other postretirement benefit cost	$977	$1,030

During the three months ended March 31, 2014, the Company contributed $7.3 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $48 million for the remainder of 2014.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4 – Commitments and Contingent Liabilities

The following table presents the status of the Company’s ultra-deepwater drillship construction program as of March 31, 2014.  Amounts include capitalized interest and an estimate for project contingencies (in millions):

	Actual/scheduled delivery date	Total estimated project costs	Total costs incurred through March 31, 2014	Projected costs for the remainder of 2014	Projected costs in 2015	Total future costs

Rowan Renaissance	January 2014	$724	$650	$74	$—	$74
Rowan Resolute	June 2014	742	306	436	—	436
Rowan Reliance	October 2014	743	216	520	7	527
Rowan Relentless	March 2015	752	194	100	458	558
		$2,961	$1,366	$1,130	$465	$1,595

In addition, the Company expects to incur approximately $162 million of capital expenditures for the remainder of 2014 for mobilization, commissioning, riser gas-handling equipment, software certifications and drillship fleet spares to support its deepwater operations.

The Company periodically employs letters of credit in the normal course of its business, and had outstanding letters of credit of approximately $28.7 million at March 31, 2014.

Uncertain tax positions – In 2009, the Company recognized a $25.4 million tax benefit as a result of applying the facts of a third-party tax case to the Company’s situation.  That case provided a more favorable tax treatment for certain foreign contracts entered into in prior years.  This position is currently under audit and has been challenged by field agents of the U.S. Internal Revenue Service.  We have appealed their findings and expect to come to a conclusion within the next twelve months.  We plan to vigorously defend our position and continue to believe that we will more likely than not prevail.

We are involved in various other legal proceedings incidental to our business and are vigorously defending our position in all such matters.  Management believes that there are no known contingencies, claims or lawsuits, other than those described above, that could have a material effect on the Company's financial position, results of operations or cash flows.

Note 5 – Share-Based Compensation

On March 5, 2014, the Company granted restricted share units under its long-term incentive plan with a grant-date fair value aggregating $21.3 million.  The aggregate fair value, net of estimated forfeitures, was $20.2 million, which will be recognized as compensation expense over a weighted-average period of 2.7 years from the grant date.

Additionally, on March 5, 2014, the Company granted to certain members of management performance units (P-Units) that have a target value of $100 per unit.  The amount ultimately earned with respect to the P-Units will depend on the Company’s total shareholder return (TSR) ranking compared to a group of peer companies over a three-year period ending December 31, 2016, and could range from zero to $200 per unit depending on performance.  Twenty-five percent of the P-Units’ value is determined by the Company’s relative TSR ranking for each one-year period ended December 31, 2014, 2015, and 2016, respectively, and 25% of the P-Units’ value is determined by the relative TSR ranking for the three-year period ending December 31, 2016.  Vesting of awards and any payment with respect to the P-Units would not occur until the third anniversary following the grant date and would be settled in cash.

The grant-date fair value of the P-Units was estimated to be $8.5 million.  Fair value was estimated using a Monte Carlo simulation model, which considers the probabilities of the Company’s TSR ranking at the end of each performance period, and the amount of the payout at each rank to determine the probability-weighted expected payout.  The Company uses liability accounting to account for the P-Units.  Compensation is recognized on a straight-line basis over a maximum period of three years from the grant

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

date and is adjusted for changes in fair value through the vesting date.  In the event there is no payout of the P-Units for any 25% tranche as the result of a failure to meet the performance thresholds, any previously recognized expense relating to that tranche would be reversed at the end of the tranche’s performance period.

At March 31, 2014, the Company had approximately $52.2 million of estimated unrecognized share-based compensation, which is expected to be recognized as compensation expense over a remaining weighted-average period of 2.1 years.

Note 6 – Other Financial Statement Disclosures

Accounts Receivable – The following table sets forth the components of Receivables - trade and other (in thousands):

	March 31, 2014	December 31, 2013
Trade	$323,948	$323,679
Income tax	46,852	6,759
Other	12,836	14,108
Total receivables - trade and other	$383,636	$344,546

Assets of Discontinued Operations – In February 2014, the Company sold a land rig it retained in the 2011 sale of its manufacturing operations. The net carrying value was $4.1 million, consisting of a $24.2 million asset previously classified as assets of discontinued operations, less $20.1 million of deferred revenues previously classified as liabilities of discontinued operations. The Company received $6.0 million in cash resulting in a $4.0 million gain, net of tax effects. The gain is classified as discontinued operations in the condensed consolidated statement of income for the three months ended March 31, 2014.

Long-term Debt – On January 15, 2014, Rowan plc, as guarantor, and its 100%-owned subsidiary, Rowan Companies, Inc. ("RCI"), as issuer, completed the issuance and sale in a public offering of $400 million aggregate principal amount of 4.75% Senior Notes due 2024 at a price to the public of 99.898% of the principal amount (the "2024 Notes"), and $400 million aggregate principal amount of 5.85% Senior Notes due 2044 at a price to the public of 99.972% of the principal amount (the "2044 Notes," and together, the "notes").  Net proceeds of the offering were approximately $792 million, which the Company intends to use in its rig construction program and for general corporate purposes.

Interest on the notes is payable on January 15 and July 15 of each year, beginning on July 15, 2014. No principal payments are due with respect to the 2024 Notes or the 2044 Notes until their final maturity date of January 15, 2024 and 2044, respectively.

The notes are redeemable in whole or in part at any time at a price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date for redemptions prior to October 15, 2023, with respect to the 2024 Notes, and prior to July 15, 2043, with respect to the 2044 Notes. On or after such dates, the notes may be redeemed at a price of 100% plus accrued and unpaid interest to the redemption date.

The notes are fully and unconditionally guaranteed on a senior and unsecured basis by Rowan plc.

On January 23, 2014, the Company amended and restated its credit agreement to increase the borrowing capacity under the revolving credit facility from $750 million to $1.0 billion, among other things. There were no amounts drawn under the revolving credit facility at March 31, 2014.

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

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis. Assets and liabilities measured at fair value are summarized below (in thousands):

		Estimated fair value measurements
	Carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
March 31, 2014:
Assets - cash equivalents	$1,381,632	$1,381,632	$—	$—

December 31, 2013:
Assets - cash equivalents	$1,063,500	$1,063,500	$—	$—

Trade receivables and trade payables, which are also required to be measured at fair value, have carrying values that approximate their fair values due to their short maturities.

Those financial instruments not required to be measured at fair value consist of the Company’s publicly traded debt securities.  Fair values of the Company’s debt securities were provided by one to two brokers who make a market in our debt securities and were measured using a market-approach valuation technique.  Fair value was determined by adding a spread based on actual trades for that security (or a trader quote where actual trades were unavailable) to the applicable benchmark Treasury security with a comparable maturity, in order to derive a current yield.  The yield is then used to determine a price given the individual security’s coupon rate and maturity.  Such inputs are considered “significant other observable inputs,” which are categorized as Level 2 inputs in the fair value hierarchy.  Estimated fair values and related carrying values of our long-term debt securities are shown below (in thousands):

	March 31, 2014		December 31, 2013
	Fair value	Carrying value	Fair value	Carrying value

5% Senior Notes, due 2017	$436,373	$399,031	$433,879	$398,961
7.875% Senior Notes, due 2019	602,848	498,252	603,177	498,171
4.875% Senior Notes, due 2022	724,994	712,821	711,816	713,208
4.75% Senior Notes, due 2024	404,660	399,600	—	—
5.4% Senior Notes, due 2042	381,005	398,374	368,602	398,360
5.85% Senior Notes, due 2044	403,404	399,889	—	—
	$2,953,284	$2,807,967	$2,117,474	$2,008,700

Accumulated Other Comprehensive Loss – The Company had accumulated other comprehensive losses (AOCL) totaling $140.3 million and $217.5 million at March 31, 2014 and 2013, respectively, all of which were solely attributable to pension and other postretirement benefits.  All amounts reclassified from AOCL during the three months ended March 31, 2014 and 2013, were attributable to amortization of pension and postretirement benefit cost and totaled $2.4 million and $3.6 million for each period, respectively, net of tax (see Note 3).

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $39.0 million and $24.5 million at March 31, 2014 and 2013, respectively.  Interest capitalized in connection with rig construction projects totaled $17.5 million and $10.7 million in the three months ended March 31, 2014 and 2013.

Income Taxes – In accordance with US GAAP for interim reporting, the Company estimates its full-year effective tax rate and applies this rate to its year-to-date pretax income.  In addition, the Company separately calculates the tax impact of unusual items, if any. We provide for income taxes based upon the tax laws and rates in effect in the countries in which we conduct operations. The amounts of our provisions are impacted by such laws and rates and the availability of deductions, credits and other benefits in each of the various jurisdictions. Our overall effective tax rate may therefore vary considerably from quarter to quarter and from year to year based on the actual or projected location of operations and other factors.

The Company has not provided deferred income taxes on undistributed earnings of its non-U.K. subsidiaries, including non-U.S. subsidiaries of RCI.  It is the Company’s policy and intention to permanently reinvest the earnings of non-U.S. subsidiaries of RCI outside the U.S.  Generally, earnings of non-U.K. subsidiaries that are not subsidiaries of RCI can be distributed to the Company without imposition of either U.K. or local country tax.

Litigation Settlement – In the first quarter of 2014, the Company settled its litigation with the owners and operators of a tanker that collided with the EXL I in May 2012 and received $20.9 million in cash as compensation for damages incurred in 2012 for repair costs to and loss of use of the rig. Such amount was recognized as a component of operating income in the three months ended March 31, 2014.

Note 7 – Guarantees of Registered Securities

Rowan plc and its 100%-owned subsidiary, RCI, have entered into agreements providing for, among other things, the full, unconditional and irrevocable guarantee by Rowan plc of the prompt payment when due of any amount owed to the holders of RCI's 5% Senior Notes due 2017, 7.875% Senior Notes due 2019, 4.875% Senior Notes due 2022, 4.75% Senior Notes due 2024, 5.4% Senior Notes due 2042, and 5.85% Senior Notes due 2044 (the "Senior Notes").

The condensed consolidating financial information that follows is presented on the equity method of accounting in accordance with Rule 3-10 of Regulation S-X in connection with Rowan plc's guarantee of the Senior Notes and reflects the corporate ownership structure as of March 31, 2014. Financial information for the three months ended March 31, 2013, has been recast to reflect changes to the corporate ownership structure that occurred in the first quarter of 2014 and is presented as though the structure at March 31, 2014, was in place at January 1, 2013.

During the quarter ended March 31, 2014, we identified certain immaterial misclassifications in our guarantor financial information at December 31, 2013, and prior periods primarily relating to the allocation of noncurrent income tax liabilities and deferred tax assets and liabilities between RCI and other nonguarantor subsidiaries. These errors had no impact on our consolidated financial statements. We have revised the consolidating balance sheet at December 31, 2013, and the consolidating income statement for the three months ended March 31, 2013, presented herein, to conform to the current period presentation. A summary of the changes follows (in thousands):

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	RCI (Issuer)	Other non-guarantor subsidiaries

Consolidating Balance Sheets
December 31, 2013:

Other current assets:
As reported	$45,031	$22,355
As corrected	43,611	23,775

Due from affiliates:
As reported	$1,439,112	$579,501
As corrected	1,436,736	542,331

Accrued liabilities:
As reported	$101,478	$54,493
As corrected	99,102	56,869

Due to affiliates:
As reported	$575,184	$1,421,553
As corrected	546,690	1,410,501

Other liabilities (noncurrent):
As reported	$194,966	$85,960
As corrected	235,779	45,147

Deferred income taxes (noncurrent liability):
As reported	$126,681	$302,974
As corrected	115,376	314,279

Retained earnings:
As reported	$4,795,441	$5,908,071
As corrected	4,793,007	5,910,505

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
March 31, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$116,010	$668,602	$655,777	$—	$1,440,389
Receivables - trade and other	111	47,413	336,112	—	383,636
Other current assets	129	36,526	19,579	—	56,234
Total current assets	116,250	752,541	1,011,468	—	1,880,259

Property, plant and equipment - gross	—	593,056	8,123,149	—	8,716,205
Less accumulated depreciation and amortization	—	247,682	1,633,173	—	1,880,855
Property, plant and equipment - net	—	345,374	6,489,976	—	6,835,350

Investments in subsidiaries	4,854,569	5,509,437	—	(10,364,006)	—
Due from affiliates	1	1,387,665	223,155	(1,610,821)	—
Other assets	—	67,790	709	—	68,499
	$4,970,820	$8,062,807	$7,725,308	$(11,974,827)	$8,784,108

CURRENT LIABILITIES:
Accounts payable - trade	$816	$11,006	$88,266	$—	$100,088
Deferred revenues	—	—	41,013	—	41,013
Accrued liabilities	—	97,336	61,480	—	158,816
Total current liabilities	816	108,342	190,759	—	299,917

Long-term debt	—	2,807,967	—	—	2,807,967
Due to affiliates	4,983	221,305	1,384,533	(1,610,821)	—
Other liabilities	8,244	240,739	39,959	—	288,942
Deferred income taxes - net	—	427,840	427,602	(424,937)	430,505
Shareholders' equity	4,956,777	4,256,614	5,682,455	(9,939,069)	4,956,777
	$4,970,820	$8,062,807	$7,725,308	$(11,974,827)	$8,784,108

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2013
(in thousands)

	Rowan plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$64,292	$92,116	$936,436	$—	$1,092,844
Receivables - trade and other	58	7,877	336,611	—	344,546
Other current assets	289	43,613	23,773	—	67,675
Assets of discontinued operations	—	23,813	—	—	23,813
Total current assets	64,639	167,419	1,296,820	—	1,528,878

Property, plant and equipment - gross	—	593,606	7,604,109	—	8,197,715
Less accumulated depreciation and amortization	—	243,666	1,568,294	—	1,811,960
Property, plant and equipment - net	—	349,940	6,035,815	—	6,385,755

Investments in subsidiaries	4,860,492	5,657,926	—	(10,518,418)	—
Due from affiliates	136	1,384,573	506,455	(1,891,164)	—
Other assets	—	60,343	785	—	61,128
	$4,925,267	$7,620,201	$7,839,875	$(12,409,582)	$7,975,761

CURRENT LIABILITIES:
Accounts payable - trade	$1,359	$13,409	$109,208	$—	$123,976
Deferred revenues	—	—	54,515	—	54,515
Accrued liabilities	—	105,421	50,550	—	155,971
Liabilities of discontinued operations	—	20,122	—	—	20,122
Total current liabilities	1,359	138,952	214,273	—	354,584

Long-term debt	—	2,008,700	—	—	2,008,700
Due to affiliates	22,012	502,139	1,367,013	(1,891,164)	—
Other liabilities	8,135	239,287	41,639	—	289,061
Deferred income taxes - net	—	421,622	423,216	(415,183)	429,655
Shareholders' equity	4,893,761	4,309,501	5,793,734	(10,103,235)	4,893,761
	$4,925,267	$7,620,201	$7,839,875	$(12,409,582)	$7,975,761

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended March 31, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$16,162	$376,494	$(15,054)	$377,602

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	3,156	232,267	(15,054)	220,369
Depreciation and amortization	—	4,562	66,311	—	70,873
Selling, general and administrative	5,820	1,229	22,826	—	29,875
Loss (gain) on disposals of property and equipment	—	17	786	—	803
Litigation settlement	—	—	(20,875)	—	(20,875)
Total costs and expenses	5,820	8,964	301,315	(15,054)	301,045

INCOME (LOSS) FROM OPERATIONS	(5,820)	7,198	75,179	—	76,557

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(20,960)	(240)	240	(20,960)
Interest income	109	447	271	(240)	587
Other - net	3,500	(3,494)	(357)	—	(351)
Total other income (expense) - net	3,609	(24,007)	(326)	—	(20,724)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,211)	(16,809)	74,853	—	55,833
(Benefit) provision for income taxes	—	(8,603)	18,640	(9,756)	281

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,211)	(8,206)	56,213	9,756	55,552

DISCONTINUED OPERATIONS, NET OF TAX	—	4,043	—	—	4,043

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	61,806	28,759	—	(90,565)	—

NET INCOME	$59,595	$24,596	$56,213	$(80,809)	$59,595

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended March 31, 2013
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$34,359	$391,519	$(31,640)	$394,238

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	11,318	229,791	(31,640)	209,469
Depreciation and amortization	—	12,641	51,975	—	64,616
Selling, general and administrative	9,212	714	19,505	—	29,431
Loss on disposals of property and equipment	—	210	98	—	308
Total costs and expenses	9,212	24,883	301,369	(31,640)	303,824

INCOME (LOSS) FROM OPERATIONS	(9,212)	9,476	90,150	—	90,414

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(18,581)	(38)	38	(18,581)
Interest income	42	76	279	(38)	359
Loss on debt extinguishment	—	—	—	—	—
Other - net	2,499	(2,468)	(825)	—	(794)
Total other income (expense) - net	2,541	(20,973)	(584)	—	(19,016)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,671)	(11,497)	89,566	—	71,398
(Benefit) provision for income taxes	—	(2,328)	12,540	(6,948)	3,264

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,671)	(9,169)	77,026	6,948	68,134

DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	—

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	74,805	30,388	—	(105,193)	—

NET INCOME	$68,134	$21,219	$77,026	$(98,245)	$68,134

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended March 31, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$59,595	$24,596	$56,213	$(80,809)	$59,595

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	3,127	3,127	—	(3,127)	3,127
Amortization of prior service credit	(723)	(723)	—	723	(723)

	2,404	2,404	—	(2,404)	2,404

COMPREHENSIVE INCOME	$61,999	$27,000	$56,213	$(83,213)	$61,999

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended March 31, 2013
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$68,134	$21,219	$77,026	$(98,245)	$68,134

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	4,412	4,412	—	(4,412)	4,412
Amortization of prior service credit	(784)	(784)	—	784	(784)

	3,628	3,628	—	(3,628)	3,628

COMPREHENSIVE INCOME	$71,762	$24,847	$77,026	$(101,873)	$71,762

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidated Statements of Cash Flows
Three months ended March 31, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$67,801	$287,495	$290,409	$(565,182)	$80,523

INVESTING ACTIVITIES:
Property, plant and equipment additions	—	(4,236)	(528,282)	—	(532,518)
Proceeds from disposals of property, plant and equipment	—	6,007	593	—	6,600
Investments in consolidated subsidiaries	—	(74,305)	—	74,305	—

Net cash used in investing activities	—	(72,534)	(527,689)	74,305	(525,918)

FINANCING ACTIVITIES:
Advances (to) from affiliates	(16,893)	(355,605)	(42,684)	415,182	—
Contributions from parent	—	—	74,305	(74,305)	—
Proceeds from borrowings	—	793,380	—	—	793,380
Debt issue costs	—	(687)	—	—	(687)
Dividends paid	—	(75,000)	(75,000)	150,000	—
Excess tax benefits from share-based compensation	—	(563)	—	—	(563)
Proceeds from exercise of share options	810	—	—	—	810

Net cash provided by (used in) financing activities	(16,083)	361,525	(43,379)	490,877	792,940

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,718	576,486	(280,659)	—	347,545
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,292	92,116	936,436	—	1,092,844

CASH AND CASH EQUIVALENTS, END OF PERIOD	$116,010	$668,602	$655,777	$—	$1,440,389

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidated Statements of Cash Flows
Three months ended March 31, 2013
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Other non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(5,076)	$(12,150)	$120,405	$—	$103,179

INVESTING ACTIVITIES:
Property, plant and equipment additions	—	(20,709)	(91,256)	—	(111,965)
Proceeds from disposals of property, plant and equipment	—	2,202	185	—	2,387
Investments in consolidated subsidiaries	—	(86,531)	—	86,531	—

Net cash used in investing activities	—	(105,038)	(91,071)	86,531	(109,578)

FINANCING ACTIVITIES:
Advances (to) from affiliates	(4,249)	155,193	(150,944)	—	—
Contributions from parent	—	—	86,531	(86,531)	—
Excess tax benefits from share-based compensation	—	112	—	—	112
Proceeds from exercise of share options	1,531	—	—	—	1,531

Net cash provided by (used in) financing activities	(2,718)	155,305	(64,413)	(86,531)	1,643

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,794)	38,117	(35,079)	—	(4,756)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,628	228,085	737,295	—	1,024,008

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,834	$266,202	$702,216	$—	$1,019,252

ROWAN COMPANIES PLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Revenues for the three months ended March 31, 2014, were lower by approximately $17 million or 4% compared to the comparable prior-year period as a result of extended shipyard time for the Gorilla VI, and the delay in the return to service due to weather for the Gorilla VII following its shipyard stay for leg repairs. These two rigs together accounted for a $31 million decline in revenues between periods and lowered utilization for the high-specification jack-up class by five percentage points and total utilization by two percentage points. Our utilization and average day rates by rig classification were as follows:

	Three months ended March 31,
	2014	2013
Utilization: (1)
High specification jack-up (2)	83%	94%
Premium jack-up(3)	91%	70%
Conventional jack-up	33%	19%
Total fleet	80%	80%

Average day rate: (4)
High specification jack-up	$199,848	$201,944
Premium jack-up	$116,802	$97,975
Conventional jack-up	$121,797	$95,745
Total fleet	$171,401	$173,221

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

In the first quarter of 2014, the Company settled its litigation with the owners and operators of a tanker that collided with the
EXL I in May 2012 and received $20.9 million in cash as compensation for damages incurred in 2012 for repair costs to and loss of use of the rig. The settlement was recognized during the quarter and reported as a component of operating income in the condensed consolidated statement of income.

In January 2014, we took delivery of the Rowan Renaissance, the first of our four new drillships. The Rowan Renaissance commenced drilling operations offshore West Africa under a three-year contract on April 22 at an effective day rate of $619,000. Our three remaining ultra-deepwater drillships under construction, the Rowan Resolute, Rowan Reliance, and Rowan Relentless, are scheduled for delivery in late June 2014, late October 2014, and March 2015, respectively. The Rowan Resolute has a three-year contract commencing in the US GOM in late September 2014 at an effective day rate of $608,000. The Rowan Reliance has a three-year contract commencing operations in the US GOM in late January 2015 at an effective day rate of $602,000, and the Rowan Relentless is not yet contracted.

As of April 23, 2014, the date of our most recent Fleet Status Report, we had six jack-ups in the North Sea, ten in the Middle East, seven in the US GOM including two cold-stacked, two in each of Malaysia, Trinidad, and Indonesia, and one in Egypt. As of that date, estimated contract expirations for our jack-up rigs were as follows: 2014 – 13; 2015 – 8; 2016 – 3; 2017 – 2; 2018 – 1; and 2024 – 1.

KEY PERFORMANCE MEASURES

The following table presents certain key performance measures for our fleet:

	Three months ended March 31,
	2014	2013
Revenues (in thousands):
North Sea	$104,460	$139,107
Middle East(1)	114,094	101,707
US GOM	62,362	50,263
Southeast Asia	52,266	50,640
Other international(2)	35,842	44,508
Subtotal - Day rate revenues	369,024	386,225
Other revenues(3)	8,578	8,013
Total revenues	$377,602	$394,238
Revenue-producing days:
North Sea	382	521
Middle East	839	751
US GOM	406	380
Southeast Asia	329	317
Other international	197	261
Total revenue-producing days	2,153	2,230
Average day rate:(4)
North Sea	$273,612	$267,174
Middle East	$135,971	$135,422
US GOM	$153,601	$132,445
Southeast Asia	$158,703	$159,657
Other international	$182,151	$170,339
Total fleet	$171,401	$173,221
Utilization:(5)
North Sea	71%	96%
Middle East	93%	76%
US GOM	64%	60%
Southeast Asia	92%	88%
Other international	73%	97%
Total fleet	80%	80%

(1) Our rigs operating in the Middle East are located in Saudi Arabia and Qatar. We also have a rig operating in Egypt, which is included in "Other international."
(2) "Other international" includes two rigs operating in Trinidad and one in Egypt.
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

RESULTS OF OPERATIONS

Three months ended March 31, 2014, compared to three months ended March 31, 2013

Our operating results for the three months ended March 31, 2014 and 2013 are highlighted below (dollars in millions):

	Three months ended March 31, 2014		Three months ended March 31, 2013
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$377.6	100%	$394.2	100%
Direct operating costs (excluding items below)	(220.4)	-58%	(209.5)	-53%
Depreciation expense	(70.9)	-19%	(64.6)	-16%
Selling, general and administrative expenses	(29.9)	-8%	(29.4)	-7%
Net loss on disposals of property and equipment	(0.8)	—%	(0.3)	—%
Litigation settlement	20.9	6%	—	—%
Operating income	$76.5	20%	$90.4	23%

Revenues for the three months ended March 31, 2014, decreased by $16.6 million or 4% compared to the three months ended March 31, 2013, as a result of the following (in millions):

Increase (decrease)

Lower utilization	$(13.3)
Lower average day rates	(3.9)
Revenues for reimbursable costs and other, net	0.6
Net decrease	$(16.6)

The number of revenue-producing days declined by 77 to 2,153 for the three months ended March 31, 2014, compared to the comparable prior year period. The decline in utilization was attributable to out-of-service time for the Gorilla VI and Gorilla VII. The Gorilla VI entered the shipyard in the second quarter 2013 for upgrades and inspections in preparation for its 3-1/2 year contract, which is expected to commence in early July 2014. The Gorilla VII was out of service from July 2013 through mid-February 2014, when it returned to work under contract. In July 2013, while the Gorilla VII was changing locations, the legs were severely damaged as the hull was being lowered into the water. Extended poor weather conditions in the North Sea hampered the rig's ability to return to work. The Gorilla VI and Gorilla VII accounted for a $31 million decline in revenues in the three months ended March 31, 2014, compared to the comparable prior-year period.

Operating costs for the three months ended March 31, 2014, increased by $10.9 million or 5% compared to the three months ended March 31, 2013 as a result of the following (in millions):

Increase

Expansion of foreign shorebases	$6.4
Other, net	4.5
Net increase	$10.9

Our operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses and litigation settlement) was approximately 42% of revenues in the first quarter of 2014 compared to 47% in the first quarter of 2013.  Margins were unfavorably impacted as a result of out-of-service time for the Gorilla VI and Gorilla VII. Depreciation increased by $6.3 million or 10% compared to the first quarter of 2013 due to improvements to the fleet.

Selling, general and administrative expenses were up less than 2% from the prior-year period.

In the first quarter of 2014, the Company settled its litigation with the owners and operators of a tanker that collided with the
EXL I in May 2012 and received $20.9 million in cash as compensation for damages incurred in 2012 for repair costs to and loss of use of the rig. Such amount was recognized as a component of operating income in the three months ended March 31, 2014.

Outlook

Our backlog by geographic area as of the date of our most recent Fleet Status Report compared to our backlog as reported in our 2013 Form 10-K, is set forth below. Backlog for the US GOM includes $1.3 billion attributable to drillships under construction (in millions):

	April 23, 2014	February 20, 2014

US GOM	$1,828	$1,861
North Sea	1,334	1,405
Middle East	1,213	1,029
West Africa	226	226
Southeast Asia	166	160
Other international	270	297
	$5,037	$4,978

We estimate our backlog will be realized as follows (in millions):

2014	$1,171
2015	1,586
2016	1,168
2017	681
2018 and later years	431
$5,037

About 67% of our remaining available rig days in 2014 and 43% of available rig days in 2015 were under contract or commitment as of April 23, 2014. As of that date, we had 13 rigs with contract terms ending in 2014. Due to the high-quality nature of the Company's fleet, we continue to believe our rigs will be contracted at day rates equal to or higher than prior contract rates. Four of the 13 rigs with contract terms expiring in 2014 are under contract to Saudi Aramco. Although the Company has no indication to the contrary, failure to renew such contracts on favorable terms would significantly impact the company's results of operations and cash flow.

As of April 23, 2014, there were approximately 144 jack-up rigs under construction worldwide for delivery through 2017 (28% of the current jack-up fleet), including 39 that are considered high-specification (67% of the current high-specification fleet). The addition of these rigs to the worldwide fleet could impact the day rates received by the Company as existing contracts expire.

Out-of-Service Days – We define out-of-service days as those for which no revenues are recognized other than operational downtime and cold-stacked days. The Company may be compensated for certain out-of-service days, such as for shipyard stays or for rig transit periods preceding a contract; however, recognition of any such compensation is deferred and recognized over the period of drilling operations.

Our out-of-service days increased to approximately 13% of available rig days in the first quarter 2014, as compared to 10% in the fourth quarter 2013 and 9% in the first quarter 2013.  Out-of-service days were negatively impacted by the extended shipyard period for the Gorilla VI and the delay due to weather in the return to service for the Gorilla VII following its shipyard stay for leg repairs. We currently estimate out-of-service days for our jack-up fleet to range from 7% to 9% of available rig days for the remainder of 2014 for inspections and special surveys, customer required equipment upgrades and other equipment modifications.

If rigs rolling off of contracts are mobilized to different operating regions, we will likely incur additional out-of-service time and other costs.

Operational Downtime – We define operational downtime as the unbillable time a rig is under contract and unable to conduct planned operations due to equipment breakdowns or procedural failures. Our operational downtime, which is in addition to out-of-service days, was approximately 1% of in-service days for the three months ended March 31, 2014. We estimate operational downtime for our jack-up fleet will typically approximate 2.5% of operating days on a go-forward basis.

We estimate that operational downtime for our two ultra-deepwater drillships entering service in 2014 will be less than 5% following an initial break-in period of operations, which could range from approximately six months to one year, during which time the actual rate could be somewhat higher.

Other Matters – As the Company has expanded its operations internationally, the costs of complying with local laws and regulations have increased. We expect this trend of higher compliance costs, as well as higher costs due to wage pressures, to continue through 2014. Additionally, the Company has incurred substantial "off-rig" costs over the last several quarters in preparation of its entrance into the ultra-deepwater market. We expect the growth of such costs to moderate in 2014 and be offset by revenue from the commencement of operations of our first two ultra-deepwater drillships in 2014.

In the U.K., the government has published draft tax legislation that would limit the tax deduction available for bareboat charter leasing payments to associated persons with respect to offshore drilling rigs operating in the U.K. Continental Shelf. If enacted, such legislation would be effective retroactively from April 1, 2014, and would result in higher income taxes for our rigs operating in the U.K. sector of the North Sea. We expect to have three or four rigs working in the U.K. sector in 2014 that would be affected by the proposed legislation.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios follows (dollars in millions):

	March 31, 2014	December 31, 2013

Cash and cash equivalents	$1,440.4	$1,092.8
Current assets (excluding assets of discontinued operations)	$1,880.3	$1,505.1
Current liabilities (excluding liabilities of discontinued operations)	$299.9	$334.5
Current ratio (excluding assets and liabilities of discontinued operations)	6.27	4.50
Long-term debt	$2,808.0	$2,008.7
Shareholders' equity	$4,956.8	$4,893.8
Long-term debt/total capitalization	0.36	0.29

Sources and uses of cash and cash equivalents were as follows (in millions):

	Three months ended March 31,
	2014	2013

Net cash provided by operating activities	$80.5	$103.2
Capital expenditures	(532.5)	(112.0)
Proceeds from borrowings, net of issue costs	792.7	—
Proceeds from disposals of property and equipment	6.6	2.4
Proceeds from exercise of share options	0.8	1.5
Other	(0.6)	0.1
Total net source (use)	$347.5	$(4.8)

Operating Cash Flows

Cash flows from operations decreased to approximately $81 million in the three months ended March 31, 2014, from $103 million in the comparable prior-year period due primarily to lower revenues.

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

At March 31, 2014, RCI’s non-U.S. subsidiaries held approximately $453 million of the $1.4 billion of consolidated cash and cash equivalents.   The Company has significant net assets, liquidity, contract backlog and/or other financial resources available to meet its operational and capital investment requirements and otherwise allow us to continue to maintain our policy of reinvesting such undistributed earnings outside the U.K. and U.S. indefinitely.

Investing Activities

In January 2014, the Company took delivery of the first of four newly constructed drillships, the Rowan Renaissance, which commenced drilling operations offshore West Africa under a three-year contract in April 2014 at an effective day rate of $619,000. The Company's three remaining ultra-deepwater drillships under construction, the Rowan Resolute, Rowan Reliance, and Rowan Relentless, are scheduled for delivery in June 2014, October 2014, and March 2015, respectively. Reference should be made to Note 4 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for the status of our newbuild rig projects.

Capital expenditures totaled $532.5 million for the first three months of 2014, and included the following:

•	$440.8 million towards construction of the ultra-deepwater drillships Rowan Renaissance, Rowan Resolute, Rowan Reliance and Rowan Relentless;

•	$80.1 million for improvements to the existing fleet, including contractually required modifications; and

•	$11.6 million for rig equipment inventory and other.

For the remainder of 2014, we expect our capital expenditures to be approximately $1.6 billion, including $1.1 billion towards construction of our four ultra-deepwater drillships, $162 million for mobilization, commissioning, riser gas-handling equipment, software certifications and drillship fleet spares to support our deepwater operations, $204 million for life enhancement projects and existing fleet maintenance capital, $50 million for partially reimbursed contractually required modifications to the fleet, and $55 million for equipment spares, drill pipe and improvements to our shore bases.

We expect to fund the three drillships currently under construction and other capital expenditures from available cash, cash flows from operations, and our revolving credit facility, if necessary.

Financing Activities

On January 15, 2014, we completed the issuance and sale in a public offering of $400 million aggregate principal amount of 4.75% Senior Notes due 2024, and $400 million aggregate principal amount of 5.85% Senior Notes due 2044.  Net proceeds of the offering were approximately $792 million, which the Company intends to use in its rig construction program and for general corporate purposes.

On January 23, 2014, the Company amended and restated its credit agreement to increase the borrowing capacity under the revolving credit facility from $750 million to $1.0 billion, among other things. There were no amounts drawn under the revolving credit facility at March 31, 2014.

Management expects to fund its cash requirements over the next twelve months from available cash and cash flows from operating activities and the revolving credit facility.

Restrictive provisions in the Company’s credit agreement require the Company to maintain a minimum level of shareholders’ equity equal to no less than the 67% of the book value of outstanding debt.  We were in compliance with our debt covenants at March 31, 2014, and we do not expect to encounter difficulty complying in the following twelve-month period.

Critical Accounting Policies and Management Estimates

The Company’s significant accounting policies are presented in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of our 2013 Form 10-K.  These policies, and management judgments, assumptions and estimates made in their application underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that our most critical accounting policies and management estimates involve carrying values of long-lived assets, pension and other postretirement benefit liabilities and costs (specifically, assumptions used in actuarial calculations), and income taxes (particularly our estimated reserves for uncertain tax positions), as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

During the quarter ended March 31, 2014, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates were based.

Recent Accounting Standards

There have been no new accounting standards issued that are expected to have a material effect on the Company's financial statements upon adoption.

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

•
governmental action and political and economic uncertainties, including uncertainty or instability resulting from civil unrest, political demonstrations, strikes or outbreak or escalation of armed hostilities or other crises in oil or natural gas producing areas in which we operate, which may result in extended business interruptions, suspended operations, or claims by our customers of a force majeure situation and payment disputes;

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

•	potential long-lived asset impairments;

•	costs and uncertainties associated with our redomestication, or changes in laws that could reduce or eliminate the anticipated benefits of the transaction;

•	impacts of any global financial or economic downturn;

•	effects of accounting changes and adoption of accounting policies;

•	potential unplanned expenditures and funding requirements, including investments in pension plans and other benefit plans; and

•	other important factors described from time to time in the reports filed by us with the Securities and Exchange Commission, and the New York Stock Exchange.

In addition to the risks, uncertainties and assumptions described above, you should also carefully read and consider the risk factors and forward-looking statement disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2013. We disclaim any obligation to update or revise any forward-looking statements except as required by applicable law or regulation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding debt at March 31, 2014, consisted entirely of fixed-rate debt with a carrying value of $2.808 billion and a weighted-average annual interest rate of 5.6%.  Due to the fixed-rate nature of our debt, we believe that our exposure to risk of earnings loss due to changes in market interest rates is not material.

We have a $1.0 billion revolving credit facility that expires in January 2019.  There were no borrowings outstanding under the facility at March 31, 2014.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The Company continues to use the 1992 Framework during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On May 2, 2012, while attempting to enter the Port of Corpus Christi Ship Channel, the tanker M/V FR8 PRIDE lost engine power and propulsion and collided with the Company’s EXL I rig causing extensive damage to the rig.  The Company filed suit in federal court against the M/V FR8 PRIDE and its owners and operators, seeking damages for repairs to the rig of approximately $12 million and estimated loss of use of the rig of $12.5 million.

The parties entered into a binding settlement agreement on December 12, 2013, which resolved all of the damage claims on mutually agreeable terms.  During the first quarter of 2014, the final settlement and release agreement was executed and the Company received the settlement funds.

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth in our 2013 Annual Report on Form 10-K in addition to other information in such annual report and in our Quarterly Reports on Form 10-Q.  These risk factors are important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to acquisitions of our shares for the first quarter of 2014:

Month ended	Total number of shares acquired [1]	Average price paid per share [1]	Total number of shares purchased as part of publicly announced plans or programs [2]	Approximate dollar value of shares that may yet be purchased under the plans or programs[2]
Balance forward				$24,987,408
January 31, 2014	1,325	$35.02	—	24,987,408
February 28, 2014	26,508	$31.48	—	24,987,408
March 31, 2014	58,260	$33.46	—	24,987,408
Total	86,093	$32.88	—

[1] The total number of shares acquired includes (i) shares acquired from employees by an affiliated employee benefit trust upon forfeiture of nonvested awards or in satisfaction of tax withholding requirements and (ii) shares purchased, if any, pursuant to a publicly announced share repurchase program described in note 2 below. The price paid for shares acquired as a result of forfeitures is the par value of $0.125 per share. The price paid for shares acquired in satisfaction of withholding taxes is the share price on the date of the transaction. There were no shares repurchased under the Company's share repurchase program during the first quarter of 2014.

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

On April 25, 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on May 20, 2014, to shareholders of record at the close of business on May 5, 2014.

Item 6.  Exhibits

The following is a list of exhibits filed with this Form 10-Q:

4.1
Indenture for Senior Debt Securities dated as of July 21, 2009, between Rowan Companies, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 21, 2009 (File No. 1-5491).

4.2
Sixth Supplemental Indenture dated as of January 15, 2014, among Rowan Companies, Inc., Rowan Companies plc and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 15, 2014 (File No. 1-5491).

4.3
Seventh Supplemental Indenture dated as of January 15, 2014, among Rowan Companies, Inc., Rowan Companies plc and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on January 15, 2014 (File No. 1-5491).

4.4	Form of 4.75% Senior Note due 2024, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on January 15, 2014 (File No. 1-5491).
4.5	Form of 5.85% Senior Note due 2044, incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on January 15, 2014 (File No. 1-5491).
10.1
Amended and Restated Credit Agreement dated January 23, 2014 among Rowan Companies, Inc., as Borrower, Rowan Companies plc, as Parent, the Lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender and Citibank, N.A., DnB Bank ASA, New York Branch, Royal Bank of Canada, Bank of America, N.A., Barclays Bank PLC and Goldman Sachs Bank USA, as Co-Syndication Agents, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 28, 2014 (File No. 1-5491).

10.2
Amended and Restated Parent Guaranty dated as of January 23, 2014, by the Company, as Guarantor, in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on March 3, 2014 (File No. 1-5491).

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

ROWAN COMPANIES PLC
(Registrant)

Date: May 12, 2014	/s/ J. KEVIN BARTOL
J. Kevin Bartol
Executive Vice President,
Chief Financial Officer and Treasurer

Date: May 12, 2014	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Vice President and Controller
(Chief Accounting Officer)