Form 10-Q
period 2014-06-30
ROWAN COMPANIES PLC
filed 2014-08-08
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

The number of Class A ordinary shares, $0.125 par value, outstanding at July 31, 2014, was 124,503,567.

ROWAN COMPANIES PLC

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ROWAN COMPANIES PLC AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,247,006	$1,092,844
Receivables - trade and other	422,746	344,546
Prepaid expenses and other current assets	51,662	45,538
Deferred tax assets - net	20,467	22,137
Assets of discontinued operations	—	23,813
Total current assets	1,741,881	1,528,878

PROPERTY, PLANT AND EQUIPMENT:
Drilling equipment	7,997,515	7,040,451
Construction in progress	817,284	1,009,380
Other property and equipment	147,834	147,884
Property, plant and equipment - gross	8,962,633	8,197,715
Less accumulated depreciation and amortization	1,953,007	1,811,960
Property, plant and equipment - net	7,009,626	6,385,755

Other assets	67,378	61,128

TOTAL ASSETS	$8,818,885	$7,975,761

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except shares) (Unaudited)

	June 30, 2014	December 31, 2013
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$117,534	$123,976
Deferred revenues	37,743	54,515
Accrued pension and other postretirement benefits	22,838	49,659
Accrued compensation and related employee costs	59,393	59,096
Accrued income taxes	20	8,374
Accrued interest	46,767	27,841
Other current liabilities	10,132	11,001
Liabilities of discontinued operations	—	20,122
Total current liabilities	294,427	354,584

Long-term debt	2,807,755	2,008,700
Other liabilities	292,510	289,061
Deferred income taxes - net	431,921	429,655
Commitments and contingent liabilities (Note 4)	—	—

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value, 124,828,807 and 124,778,407 shares issued at June 30, 2014, and December 31, 2013, respectively	15,604	15,597
Additional paid-in capital	1,422,450	1,407,031
Retained earnings	3,699,423	3,619,540
Cost of 333,356 and 542,475 treasury shares at June 30, 2014, and December 31, 2013, respectively	(7,301)	(5,962)
Accumulated other comprehensive loss	(137,904)	(142,445)
Total shareholders' equity	4,992,272	4,893,761

TOTAL LIABILITIES AND EQUITY	$8,818,885	$7,975,761

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

REVENUES	$422,878	$408,883	$800,480	$803,121

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	244,578	216,044	464,947	425,513
Depreciation and amortization	77,678	66,531	148,551	131,147
Selling, general and administrative	29,142	33,263	59,017	62,694
Loss (gain) on disposals of property and equipment	859	(19,222)	1,662	(18,914)
Litigation settlement	—	—	(20,875)	—
Material charges and other operating expenses	8,300	—	8,300	—
Total costs and expenses	360,557	296,616	661,602	600,440

INCOME FROM OPERATIONS	62,321	112,267	138,878	202,681

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(27,692)	(17,685)	(48,652)	(36,266)
Interest income	762	368	1,349	727
Other - net	(545)	(443)	(896)	(1,237)
Total other income (expense) - net	(27,475)	(17,760)	(48,199)	(36,776)

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	34,846	94,507	90,679	165,905
Provision for income taxes	1,982	11,663	2,263	14,927

NET INCOME FROM CONTINUING OPERATIONS	32,864	82,844	88,416	150,978

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(20)	—	4,023	—

NET INCOME	$32,844	$82,844	$92,439	$150,978

INCOME PER SHARE - BASIC:
Income from continuing operations	$0.26	$0.67	$0.71	$1.22
Discontinued operations	$—	$—	$0.04	$—
Net income	$0.26	$0.67	$0.75	$1.22

INCOME PER SHARE - DILUTED:
Income from continuing operations	$0.26	$0.67	$0.71	$1.21
Discontinued operations	$—	$—	$0.03	$—
Net income	$0.26	$0.67	$0.74	$1.21

CASH DIVIDENDS DECLARED PER SHARE	$0.10	$—	$0.10	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

NET INCOME	$32,844	$82,844	$92,439	$150,978

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes of $1,298 and $1,969 for the three months ended June 30, 2014 and 2013, and $2,585 and $3,922 for the six months ended June 30, 2014 and 2013, respectively:

Amortization of net loss	3,153	4,447	6,280	8,859
Amortization of prior service credit	(729)	(790)	(1,452)	(1,574)

Total other comprehensive income	2,424	3,657	4,828	7,285

COMPREHENSIVE INCOME	$35,268	$86,501	$97,267	$158,263

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2014	2013
CASH PROVIDED BY OPERATIONS:
Net income	$92,439	$150,978
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	148,551	131,147
Deferred income taxes	1,063	(1,037)
Provision for pension and postretirement benefits	12,410	14,746
Share-based compensation expense	15,467	16,870
Gain on disposals of property, plant and equipment	(251)	(18,914)
Postretirement benefit claims paid	(1,815)	(1,995)
Contributions to pension plans	(28,445)	(6,223)
Asset impairment charges	8,300	—
Changes in current assets and liabilities:
Receivables - trade and other	(78,200)	(21,575)
Prepaid expenses and other current assets	(6,081)	(11,668)
Accounts payable	(3,823)	(40)
Accrued income taxes	(8,354)	(20,257)
Deferred revenues	(16,772)	2,744
Other current liabilities	15,819	(20,432)
Net changes in other noncurrent assets and liabilities	(793)	19,988
Net cash provided by operations	149,515	234,332

CASH USED IN INVESTING ACTIVITIES:
Capital expenditures	(787,296)	(298,655)
Proceeds from disposals of property, plant and equipment	7,897	42,056
Net cash used in investing activities	(779,399)	(256,599)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from borrowings	793,380	—
Dividends paid	(12,556)	—
Debt issue costs	(687)	—
Excess tax benefits from share-based compensation	(563)	157
Proceeds from exercise of share options	4,472	2,180
Other	—	1,820
Net cash provided by financing activities	784,046	4,157

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	154,162	(18,110)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,092,844	1,024,008
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,247,006	$1,005,898

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares outstanding	Class A ordinary shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance, January 1, 2013	124,211	$15,593	$1,372,135	$3,366,964	$(1,886)	$(221,082)	$4,531,724
Net shares issued (acquired) under share-based compensation plans	1	4	2,107	—	(3,947)	—	(1,836)
Share-based compensation	—	—	13,379	—	—	—	13,379
Excess tax benefit from share-based compensation plans	—	—	157	—	—	—	157
Retirement benefit adjustments, net of taxes of $3,922	—	—	—	—	—	7,285	7,285
Other	—	—	1,820	—	—	—	1,820
Net income	—	—	—	150,978	—	—	150,978
Balance, June 30, 2013	124,212	$15,597	$1,389,598	$3,517,942	$(5,833)	$(213,797)	$4,703,507

Balance, January 1, 2014	124,237	$15,597	$1,407,031	$3,619,540	$(5,962)	$(142,445)	$4,893,761
Net shares issued (acquired) under share-based compensation plans	258	7	2,236	—	(1,339)	—	904
Share-based compensation	—	—	13,746	—	—	—	13,746
Excess tax benefit (shortfall) from share-based compensation plans	—	—	(563)	—	—	—	(563)
Retirement benefit adjustments, net of taxes of $2,585	—	—	—	—	—	4,828	4,828
Dividends	—	—	—	(12,556)	—	—	(12,556)
Other	—	—	—	—	—	(287)	(287)
Net income	—	—	—	92,439	—	—	92,439
Balance, June 30, 2014	124,495	$15,604	$1,422,450	$3,699,423	$(7,301)	$(137,904)	$4,992,272

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

We are a global provider of offshore oil and gas contract drilling services utilizing a fleet of 30 self-elevating mobile offshore “jack-up” drilling units and four ultra-deepwater drillships, two of which are currently under construction.  Historically, our primary focus has been on high-specification and premium jack-up rigs, which our customers use for exploratory and development drilling and associated drilling services.  In 2009, we began executing a new strategic plan that included divesting non-core assets and investing in ultra-deepwater assets, with a goal of balancing earnings from jack-ups and deepwater rigs over the long term. In 2011 and 2012, we entered into contracts for the construction of four ultra-deepwater drillships. In January 2014, we took delivery of the first of these drillships, the Rowan Renaissance, which commenced drilling operations under a three-year contract offshore West Africa in April 2014. The Rowan Resolute was delivered in late July 2014 and is expected to commence operations under a three-year contract in the United States Gulf of Mexico (US GOM) in November 2014. The Rowan Reliance is scheduled for delivery in late October 2014 and expected to commence operations under a three-year contract in the US GOM in late January 2015. The Rowan Relentless is scheduled for delivery in late March 2015 and expected to commence operations under a two-year contract in the US GOM in the third quarter of 2015.

The Company conducts offshore drilling operations in various markets throughout the world including the United Kingdom (U.K.) and Norwegian sectors of the North Sea, the Middle East, the US GOM, Southeast Asia, West and North Africa and Trinidad.

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

New Accounting Standards – In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which sets forth a global standard for revenue recognition and replaces most existing industry-specific guidance. We will be required to adopt the new standard in annual and interim reports for periods beginning January 1, 2017. We are currently evaluating the potential effect of the new guidance.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 – Earnings Per Share

A reconciliation of basic and diluted shares follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Average common shares outstanding - basic	124,113	123,599	123,934	123,417
Effect of dilutive securities - share-based compensation	739	786	857	885
Average common shares - diluted	124,852	124,385	124,791	124,302

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Share appreciation rights	1,066	1,017	1,066	1,017
Employee and director share options	42	53	42	53
Total potentially dilutive shares	1,108	1,070	1,108	1,070

Note 3 – Pension and Other Postretirement Benefits

The Company provides defined-benefit pension, health care and life insurance benefits upon retirement for certain full-time employees.

Recognized net periodic pension cost included the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Service cost	$3,660	$2,881	$7,280	$5,731
Interest cost	8,183	7,388	16,275	14,695
Expected return on plan assets	(10,364)	(9,567)	(20,615)	(19,028)
Amortization of net loss	5,506	6,852	9,737	13,626
Amortization of prior service credit	(1,122)	(1,181)	(2,232)	(2,349)
Total net pension cost	$5,863	$6,373	$10,445	$12,675

Recognized other postretirement benefit cost included the following components (in thousands):

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Service cost	$270	$355	$537	$707
Interest cost	766	723	1,523	1,437
Amortization of net loss	(40)	—	(79)	—
Amortization of prior service credit	(8)	(37)	(16)	(73)
Total other postretirement benefit cost	$988	$1,041	$1,965	$2,071

During the six months ended June 30, 2014, the Company contributed $30.3 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $28 million for the remainder of 2014.

Note 4 – Commitments and Contingent Liabilities

The following table presents the status of the Company’s ultra-deepwater drillship construction program as of June 30, 2014.  Amounts include capitalized interest and an estimate for project contingencies (in millions):

	Actual/scheduled delivery date	Total estimated project costs	Total costs incurred through June 30, 2014	Projected costs for the remainder of 2014	Projected costs in 2015	Total future costs

Rowan Resolute	July 2014	$734	$342	$392	$—	$392
Rowan Reliance	October 2014	742	234	501	7	508
Rowan Relentless	March 2015	754	203	80	471	551
		$2,230	$779	$973	$478	$1,451

The Company expects to incur an additional approximately $135 million of capital expenditures for the remainder of 2014 for mobilization, commissioning, riser gas-handling equipment, software certifications and drillship fleet spares to support its deepwater operations.

The Company periodically employs letters of credit in the normal course of its business, and had outstanding letters of credit of approximately $25.4 million at June 30, 2014.

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

At June 30, 2014, the Company had approximately $46.6 million of estimated unrecognized share-based compensation, which is expected to be recognized as compensation expense over a remaining weighted-average period of 1.9 years.

Note 6 – Other Financial Statement Disclosures

Accounts Receivable – The following table sets forth the components of Receivables - trade and other (in thousands):

	June 30, 2014	December 31, 2013
Trade	$357,198	$323,679
Income tax	49,966	6,759
Other	15,582	14,108
Total receivables - trade and other	$422,746	$344,546

Assets of Discontinued Operations – In February 2014, the Company sold a land rig it retained in the 2011 sale of its manufacturing operations. The net carrying value was $4.1 million, consisting of a $24.2 million asset previously classified as assets of discontinued operations, less $20.1 million of deferred revenues previously classified as liabilities of discontinued operations. The Company received $6.0 million in cash resulting in a $4.0 million gain, net of tax effects. The gain is classified as discontinued operations in the condensed consolidated statement of income for the six months ended June 30, 2014.

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On January 23, 2014, the Company amended and restated its credit agreement to increase the borrowing capacity under the revolving credit facility from $750 million to $1.0 billion, among other things. There were no amounts drawn under the revolving credit facility at June 30, 2014.

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

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis. Assets and liabilities measured at fair value are summarized below (in thousands):

		Estimated fair value measurements
	Carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
June 30, 2014:
Assets - cash equivalents	$1,195,531	$1,195,531	$—	$—

December 31, 2013:
Assets - cash equivalents	$1,063,500	$1,063,500	$—	$—

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	June 30, 2014		December 31, 2013
	Fair value	Carrying value	Fair value	Carrying value

5% Senior Notes, due 2017	$435,134	$399,102	$433,879	$398,961
7.875% Senior Notes, due 2019	612,553	498,335	603,177	498,171
4.875% Senior Notes, due 2022	755,946	712,430	711,816	713,208
4.75% Senior Notes, due 2024	422,587	399,611	—	—
5.4% Senior Notes, due 2042	403,997	398,388	368,602	398,360
5.85% Senior Notes, due 2044	429,451	399,889	—	—
	$3,059,668	$2,807,755	$2,117,474	$2,008,700

Shareholders' Equity – The Company had accumulated other comprehensive losses (AOCL) totaling $137.9 million and $213.8 million at June 30, 2014 and 2013, respectively, which were solely attributable to pension and other postretirement benefits.  All amounts reclassified from AOCL during the three and six months ended June 30, 2014 and 2013, were attributable to amortization of pension and postretirement benefit cost and totaled $2.4 million and $3.7 million for the three months ended June 30, 2014 and 2013, respectively, and $4.8 million and $7.3 million for the six months ended June 30, 2014 and 2013, respectively, net of tax (see Note 3).

On July 31, 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on August 26, 2014, to shareholders of record at the close of business on August 11, 2014.

Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $46.6 million and $36.4 million at June 30, 2014 and 2013, respectively.  Interest capitalized in connection with rig construction projects totaled $13.0 million and $30.5 million in the three and six months ended June 30, 2014, as compared to $11.5 million and $22.2 million, respectively, in the comparable period of the prior year.

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

Litigation Settlement – In the first quarter of 2014, the Company settled its litigation with the owners and operators of a tanker that collided with the EXL I in May 2012 and received $20.9 million in cash as compensation for damages incurred in 2012 for repair costs to and loss of use of the rig. Such amount was recognized as a component of operating income in the six months ended June 30, 2014.

Material Charges and Other Operating Expenses – During the three months ended June 30, 2014, we recognized an $8.3 million noncash impairment charge for the carrying value of the company's sole aircraft, which has been used to support operations. The asset had a carrying value of $12.7 million prior to the write-down. The amount of the impairment was based on actual sales prices for similar equipment obtained from a third-party dealer of such equipment.

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

The condensed consolidating financial information that follows is presented on the equity method of accounting in accordance with Rule 3-10 of Regulation S-X in connection with Rowan plc's guarantee of the Senior Notes and reflects the corporate ownership structure as of June 30, 2014. Financial information for the three and six months ended June 30, 2013, has been recast to reflect changes to the corporate ownership structure that occurred in the first quarter of 2014 and is presented as though the structure at June 30, 2014, was in place at January 1, 2013.

During the quarter ended March 31, 2014, we identified certain immaterial misclassifications in our guarantor financial information at December 31, 2013, and prior periods primarily relating to the allocation of noncurrent income tax liabilities and deferred tax assets and liabilities between RCI and the non-guarantor subsidiaries. These errors had no impact on our consolidated financial statements. We have revised the consolidating balance sheet at December 31, 2013, and the consolidating income statements for the three and six months ended June 30, 2013, presented herein, to conform to the current period presentation. A summary of the changes at December 31, 2013, follows (in thousands):

	RCI (Issuer)	Non-guarantor subsidiaries

Condensed Consolidating Balance Sheets
December 31, 2013:

Other current assets:
As reported	$45,031	$22,355
As corrected	43,611	23,775

Due from affiliates:
As reported	$1,439,112	$579,501
As corrected	1,436,736	542,331

Accrued liabilities:
As reported	$101,478	$54,493
As corrected	99,102	56,869

Due to affiliates:
As reported	$575,184	$1,421,553
As corrected	546,690	1,410,501

Other liabilities (noncurrent):
As reported	$194,966	$85,960
As corrected	235,779	45,147

Deferred income taxes (noncurrent liability):
As reported	$126,681	$302,974
As corrected	115,376	314,279

Retained earnings:
As reported	$4,795,441	$5,908,071
As corrected	4,793,007	5,910,505

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
June 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$97,907	$187,377	$961,722	$—	$1,247,006
Receivables - trade and other	118	50,326	372,302	—	422,746
Other current assets	—	59,969	12,160	—	72,129
Total current assets	98,025	297,672	1,346,184	—	1,741,881

Property, plant and equipment - gross	—	600,760	8,361,873	—	8,962,633
Less accumulated depreciation and amortization	—	251,210	1,701,797	—	1,953,007
Property, plant and equipment - net	—	349,550	6,660,076	—	7,009,626

Investments in subsidiaries	4,899,990	5,427,728	—	(10,327,718)	—
Due from affiliates	2,936	1,896,714	213,116	(2,112,766)	—
Other assets	—	66,705	673	—	67,378
	$5,000,951	$8,038,369	$8,220,049	$(12,440,484)	$8,818,885

CURRENT LIABILITIES:
Accounts payable - trade	$537	$10,702	$106,295	$—	$117,534
Deferred revenues	—	—	37,743	—	37,743
Accrued liabilities	147	86,693	52,310	—	139,150
Total current liabilities	684	97,395	196,348	—	294,427

Long-term debt	—	2,807,755	—	—	2,807,755
Due to affiliates	918	214,520	1,897,328	(2,112,766)	—
Other liabilities	7,077	238,305	47,128	—	292,510
Deferred income taxes - net	—	432,945	427,989	(429,013)	431,921
Shareholders' equity	4,992,272	4,247,449	5,651,256	(9,898,705)	4,992,272
	$5,000,951	$8,038,369	$8,220,049	$(12,440,484)	$8,818,885

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2013
(in thousands)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$64,292	$92,116	$936,436	$—	$1,092,844
Receivables - trade and other	58	7,877	336,611	—	344,546
Other current assets	289	43,613	23,773	—	67,675
Assets of discontinued operations	—	23,813	—	—	23,813
Total current assets	64,639	167,419	1,296,820	—	1,528,878

Property, plant and equipment - gross	—	593,606	7,604,109	—	8,197,715
Less accumulated depreciation and amortization	—	243,666	1,568,294	—	1,811,960
Property, plant and equipment - net	—	349,940	6,035,815	—	6,385,755

Investments in subsidiaries	4,860,492	5,657,926	—	(10,518,418)	—
Due from affiliates	136	1,384,573	506,455	(1,891,164)	—
Other assets	—	60,343	785	—	61,128
	$4,925,267	$7,620,201	$7,839,875	$(12,409,582)	$7,975,761

CURRENT LIABILITIES:
Accounts payable - trade	$1,359	$13,409	$109,208	$—	$123,976
Deferred revenues	—	—	54,515	—	54,515
Accrued liabilities	—	105,421	50,550	—	155,971
Liabilities of discontinued operations	—	20,122	—	—	20,122
Total current liabilities	1,359	138,952	214,273	—	354,584

Long-term debt	—	2,008,700	—	—	2,008,700
Due to affiliates	22,012	502,139	1,367,013	(1,891,164)	—
Other liabilities	8,135	239,287	41,639	—	289,061
Deferred income taxes - net	—	421,622	423,216	(415,183)	429,655
Shareholders' equity	4,893,761	4,309,501	5,793,734	(10,103,235)	4,893,761
	$4,925,267	$7,620,201	$7,839,875	$(12,409,582)	$7,975,761

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended June 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$13,255	$424,594	$(14,971)	$422,878

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	6,334	251,515	(13,271)	244,578
Depreciation and amortization	—	5,151	72,879	(352)	77,678
Selling, general and administrative	5,723	2,102	22,665	(1,348)	29,142
Loss (gain) on disposals of property and equipment	—	311	548	—	859
Litigation settlement	—	—	—	—	—
Material charges and other operating expenses	—	—	8,300	—	8,300
Total costs and expenses	5,723	13,898	355,907	(14,971)	360,557

INCOME (LOSS) FROM OPERATIONS	(5,723)	(643)	68,687	—	62,321

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(27,692)	(351)	351	(27,692)
Interest income	94	553	466	(351)	762
Other - net	3,500	(3,495)	(550)	—	(545)
Total other income (expense) - net	3,594	(30,634)	(435)	—	(27,475)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,129)	(31,277)	68,252	—	34,846
(Benefit) provision for income taxes	—	(12,669)	18,726	(4,075)	1,982

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,129)	(18,608)	49,526	4,075	32,864

DISCONTINUED OPERATIONS, NET OF TAX	—	(20)	—	—	(20)

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	34,973	(10,740)	—	(24,233)	—

NET INCOME	$32,844	$(29,368)	$49,526	$(20,158)	$32,844

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended June 30, 2013
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$25,277	$408,087	$(24,481)	$408,883

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	5,991	234,534	(24,481)	216,044
Depreciation and amortization	—	12,635	53,896	—	66,531
Selling, general and administrative	6,887	1,737	24,639	—	33,263
Loss (gain) on disposals of property and equipment	—	19	(19,241)	—	(19,222)
Total costs and expenses	6,887	20,382	293,828	(24,481)	296,616

INCOME (LOSS) FROM OPERATIONS	(6,887)	4,895	114,259	—	112,267

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(17,685)	(30)	30	(17,685)
Interest income	52	160	186	(30)	368
Loss on debt extinguishment	—	—	—	—	—
Other - net	2,502	(2,302)	(643)	—	(443)
Total other income (expense) - net	2,554	(19,827)	(487)	—	(17,760)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,333)	(14,932)	113,772	—	94,507
(Benefit) provision for income taxes	—	(2,958)	23,756	(9,135)	11,663

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,333)	(11,974)	90,016	9,135	82,844

DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	—

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	87,177	53,982	—	(141,159)	—

NET INCOME	$82,844	$42,008	$90,016	$(132,024)	$82,844

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Six months ended June 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$29,417	$801,088	$(30,025)	$800,480

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	9,490	483,782	(28,325)	464,947
Depreciation and amortization	—	9,713	139,190	(352)	148,551
Selling, general and administrative	11,543	3,331	45,491	(1,348)	59,017
Loss (gain) on disposals of property and equipment	—	328	1,334	—	1,662
Litigation settlement	—	—	(20,875)	—	(20,875)
Material charges and other operating expenses	—	—	8,300	—	8,300
Total costs and expenses	11,543	22,862	657,222	(30,025)	661,602

INCOME (LOSS) FROM OPERATIONS	(11,543)	6,555	143,866	—	138,878

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(48,652)	(591)	591	(48,652)
Interest income	203	1,000	737	(591)	1,349
Other - net	7,000	(6,989)	(907)	—	(896)
Total other income (expense) - net	7,203	(54,641)	(761)	—	(48,199)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,340)	(48,086)	143,105	—	90,679
(Benefit) provision for income taxes	—	(21,272)	37,366	(13,831)	2,263

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,340)	(26,814)	105,739	13,831	88,416

DISCONTINUED OPERATIONS, NET OF TAX	—	4,023	—	—	4,023

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	96,779	18,019	—	(114,798)	—

NET INCOME	$92,439	$(4,772)	$105,739	$(100,967)	$92,439

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Six months ended June 30, 2013
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$59,636	$799,606	$(56,121)	$803,121

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	17,309	464,325	(56,121)	425,513
Depreciation and amortization	—	25,276	105,871	—	131,147
Selling, general and administrative	16,099	2,451	44,144	—	62,694
Loss (gain) on disposals of property and equipment	—	229	(19,143)	—	(18,914)
Total costs and expenses	16,099	45,265	595,197	(56,121)	600,440

INCOME (LOSS) FROM OPERATIONS	(16,099)	14,371	204,409	—	202,681

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(36,266)	(68)	68	(36,266)
Interest income	94	236	465	(68)	727
Other - net	5,001	(4,770)	(1,468)	—	(1,237)
Total other income (expense) - net	5,095	(40,800)	(1,071)	—	(36,776)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,004)	(26,429)	203,338	—	165,905
(Benefit) provision for income taxes	—	(5,286)	36,296	(16,083)	14,927

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(11,004)	(21,143)	167,042	16,083	150,978

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	161,982	84,370	—	(246,352)	—

NET INCOME	$150,978	$63,227	$167,042	$(230,269)	$150,978

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended June 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$32,844	$(29,368)	$49,526	$(20,158)	$32,844

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	3,153	3,153	—	(3,153)	3,153
Amortization of prior service credit	(729)	(729)	—	729	(729)

Total other comprehensive income	2,424	2,424	—	(2,424)	2,424

COMPREHENSIVE INCOME	$35,268	$(26,944)	$49,526	$(22,582)	$35,268

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended June 30, 2013
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$82,844	$42,008	$90,016	$(132,024)	$82,844

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	4,447	4,447	—	(4,447)	4,447
Amortization of prior service credit	(790)	(790)	—	790	(790)

Total other comprehensive income	3,657	3,657	—	(3,657)	3,657

COMPREHENSIVE INCOME	$86,501	$45,665	$90,016	$(135,681)	$86,501

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Six months ended June 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$92,439	$(4,772)	$105,739	$(100,967)	$92,439

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	6,280	6,280	—	(6,280)	6,280
Amortization of prior service credit	(1,452)	(1,452)	—	1,452	(1,452)

Total other comprehensive income	4,828	4,828	—	(4,828)	4,828

COMPREHENSIVE INCOME	$97,267	$56	$105,739	$(105,795)	$97,267

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Six months ended June 30, 2013
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$150,978	$63,227	$167,042	$(230,269)	$150,978

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefit adjustments, net of income taxes
Amortization of net loss	8,859	8,859	—	(8,859)	8,859
Amortization of prior service credit	(1,574)	(1,574)	—	1,574	(1,574)

Total other comprehensive income	7,285	7,285	—	(7,285)	7,285

COMPREHENSIVE INCOME	$158,263	$70,512	$167,042	$(237,554)	$158,263

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidating Statements of Cash Flows
Six months ended June 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$65,584	$250,687	$399,063	$(565,819)	$149,515

INVESTING ACTIVITIES:
Property, plant and equipment additions	—	(10,033)	(777,263)	—	(787,296)
Proceeds from disposals of property, plant and equipment	—	6,887	1,010	—	7,897
Investments in consolidated subsidiaries	—	(100,405)	—	100,405	—

Net cash used in investing activities	—	(103,551)	(776,253)	100,405	(779,399)

FINANCING ACTIVITIES:
Advances (to) from affiliates	(23,885)	(769,005)	377,071	415,819	—
Contributions from parent	—	—	100,405	(100,405)	—
Proceeds from borrowings	—	793,380	—	—	793,380
Debt issue costs	—	(687)	—	—	(687)
Dividends paid	(12,556)	(75,000)	(75,000)	150,000	(12,556)
Excess tax benefits from share-based compensation	—	(563)	—	—	(563)
Proceeds from exercise of share options	4,472	—	—	—	4,472

Net cash provided by (used in) financing activities	(31,969)	(51,875)	402,476	465,414	784,046

INCREASE IN CASH AND CASH EQUIVALENTS	33,615	95,261	25,286	—	154,162
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,292	92,116	936,436	—	1,092,844

CASH AND CASH EQUIVALENTS, END OF PERIOD	$97,907	$187,377	$961,722	$—	$1,247,006

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidating Statements of Cash Flows
Six months ended June 30, 2013
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(9,724)	$(31,349)	$275,405	$—	$234,332

INVESTING ACTIVITIES:
Property, plant and equipment additions	—	(31,984)	(266,671)	—	(298,655)
Proceeds from disposals of property, plant and equipment	—	2,233	39,823	—	42,056
Investments in consolidated subsidiaries	—	(145,791)	—	145,791	—

Net cash used in investing activities	—	(175,542)	(226,848)	145,791	(256,599)

FINANCING ACTIVITIES:
Advances (to) from affiliates	9,826	318,851	(328,677)	—	—
Contributions from parent	—	—	145,791	(145,791)	—
Excess tax benefits from share-based compensation	—	157	—	—	157
Proceeds from exercise of share options	2,180	—	—	—	2,180
Other	1,820	—	—	—	1,820

Net cash provided by (used in) financing activities	13,826	319,008	(182,886)	(145,791)	4,157

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,102	112,117	(134,329)	—	(18,110)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,628	228,085	737,295	—	1,024,008

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,730	$340,202	$602,966	$—	$1,005,898

ROWAN COMPANIES PLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Rowan Companies plc is a global provider of offshore oil and gas contract drilling services with a focus on high-specification and premium jack-up rigs and high-specification ultra-deepwater rigs, which our customers use for both exploratory and development drilling. As of July 18, 2014, the date of our most recent Fleet Status Report, we had six jack-ups in the North Sea, ten in the Middle East, seven in the US GOM including two cold-stacked, two in each of Malaysia, Trinidad and Indonesia, and one in Morocco. Currently, we also have one ultra-deepwater drillship working in Angola and another enroute from the shipyard to its initial drilling location in the US GOM.

The Rowan Renaissance, the first of our four new drillships, was delivered in January 2014 and commenced drilling operations offshore West Africa on April 22 under a three-year contract at an effective day rate of $625,000.

Revenues for the three months ended June 30, 2014 were up by $14.0 million, or approximately 3% over the comparable prior year period as a result of the commencement of operations of the Rowan Renaissance, which contributed approximately $26 million of revenues in the period, and higher average day rates, which added an additional $10 million for the quarter. Partially offsetting these increases were declines in revenues attributable to out-of service time for the Rowan Gorilla VI and Rowan Viking, among others, which were off-rate due to inspections, upgrades or repairs.

Our utilization and average day rates by rig classification were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Utilization: (1)
High specification jack-up (2)	86%	96%	84%	95%
Premium jack-up(3)	84%	73%	88%	71%
Conventional jack-up	26%	27%	30%	23%
Ultra-deepwater drillship	62%	N/A	62%	N/A
Total fleet	79%	83%	79%	81%

Average day rate: (4)
High specification jack-up	$205,430	$200,144	$202,712	$201,032
Premium jack-up	$116,965	$101,876	$116,881	$99,957
Conventional jack-up	$116,820	$119,614	$119,603	$109,856
Ultra-deepwater drillship	$604,953	N/A	$604,953	N/A
Total fleet	$185,740	$172,837	$178,668	$173,028

(1) Utilization is the number of revenue-producing days, including fractional days, divided by the aggregate number of calendar days in the period, or, with respect to new rigs entering service, the number of calendar days in the period from the date the rig was placed in service.

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

Our second ultra-deepwater drillship, the Rowan Resolute, was delivered in late July 2014, and is expected to commence operations under a three-year contract in the US GOM in November 2014 at an effective day rate of $608,000. Our two remaining ultra-deepwater drillships under construction, the Rowan Reliance and the Rowan Relentless, are scheduled for delivery in late October 2014 and March 2015, respectively. The Rowan Reliance has a three-year contract commencing operations in the US GOM in late January 2015 at an effective day rate of $602,000, and the Rowan Relentless has a two-year contract commencing operations in the US GOM in the third quarter of 2015 at an effective day rate of $582,000.

KEY PERFORMANCE MEASURES

The following table presents certain key performance measures for our fleet:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues (in thousands):
North Sea	$106,281	$135,648	$210,741	$274,755
Middle East(1)	123,536	101,695	237,630	203,402
US GOM	58,495	59,381	120,857	109,644
Southeast Asia	56,544	57,695	108,810	108,335
West Africa	25,711	—	25,711	—
Other international(2)	40,428	45,333	76,270	89,841
Subtotal - Day rate revenues	410,995	399,752	780,019	785,977
Other revenues(3)	11,883	9,131	20,461	17,144
Total revenues	$422,878	$408,883	$800,480	$803,121
Revenue-producing days:
North Sea	366	528	748	1,049
Middle East	874	739	1,713	1,490
US GOM	373	433	779	812
Southeast Asia	357	343	686	660
West Africa	42	—	42	—
Other international	201	270	398	531
Total revenue-producing days	2,213	2,313	4,366	4,542
Average day rate:(4)
North Sea	$290,526	$256,752	$281,889	$261,926
Middle East	$141,399	$137,693	$138,740	$136,548
US GOM	$156,884	$137,119	$155,173	$134,947
Southeast Asia	$158,391	$168,289	$158,541	$164,140
West Africa	$604,953	$—	$604,953	$—
Other international	$201,176	$167,835	$191,764	$169,066
Total fleet	$185,740	$172,837	$178,668	$173,028
Utilization:(5)
North Sea	67%	97%	69%	97%
Middle East	96%	76%	95%	76%
US GOM	59%	68%	61%	64%
Southeast Asia	98%	94%	95%	91%
West Africa	62%	—%	62%	—%
Other international	74%	99%	73%	98%
Total fleet	79%	83%	79%	81%

(1) Our rigs operating in the Middle East are located in Saudi Arabia and Qatar.
(2) "Other international" includes two rigs operating in Trinidad. Additionally, another rig operated in Egypt in 2013 and 2014 and Morocco in 2014.
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

(5) Utilization is the number of revenue-producing days, including fractional days, divided by the aggregate number of calendar days in the period, or, with respect to new rigs entering service, the number of calendar days in the period from the date the rig was placed in service.

RESULTS OF OPERATIONS

Three months ended June 30, 2014, compared to three months ended June 30, 2013

Our operating results for the three months ended June 30, 2014 and 2013 are highlighted below (dollars in millions):

	Three months ended June 30, 2014		Three months ended June 30, 2013
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$422.9	100%	$408.9	100%
Direct operating costs (excluding items below)	(244.6)	-58%	(216.0)	-53%
Depreciation expense	(77.7)	-18%	(66.5)	-16%
Selling, general and administrative expenses	(29.1)	-7%	(33.3)	-8%
Net (loss) gain on disposals of property and equipment	(0.9)	—%	19.2	5%
Material charges and other operating expenses	(8.3)	-2%	—	—%
Operating income	$62.3	15%	$112.3	27%

Revenues for the three months ended June 30, 2014, increased by $14.0 million or 3% compared to the three months ended June 30, 2013, as a result of the following (in millions):

Increase (decrease)

Addition of the Rowan Renaissance	$25.7
Higher average day rates	10.2
Revenues for reimbursable costs and other, net	2.8
Lower jack-up utilization	(24.7)
Net increase	$14.0

The number of revenue-producing days declined by 100, or approximately 4%, to 2,213 for the three months ended June 30, 2014, compared to the comparable prior-year period, due in part to extended shipyard time for the Rowan Gorilla VI and out-of-service time for the Rowan Viking. The Rowan Gorilla VI entered the shipyard in the second quarter 2013 for upgrades and inspections in preparation for a 3-1/2 year contract, which is expected to commence in August 2014 offshore Norway. The Rowan Viking entered a shipyard in early May 2014 for inspections and equipment modifications in preparation for a long-term 15-well contract expected to commence offshore Norway in the third quarter 2014.

During the second quarter of 2014, the Rowan Renaissance experienced approximately 26 off-rate days, including 11 days for previously planned commissioning of late arriving equipment (which has been completed) and 15 days of operational downtime for previously disclosed issues with its subsea systems, which has been corrected.

Operating costs for the three months ended June 30, 2014, increased by $28.5 million or 13% compared to the three months ended June 30, 2013 as a result of the following (in millions):

Increase

Addition of the Rowan Renaissance	$11.6
Expansion of foreign shorebases	3.0
Other, net, including reimbursable costs	13.9
Net increase	$28.5

Our operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses and material charges) was approximately 42% of revenues in the second quarter of 2014 compared to 47% in the second quarter of 2013.  Margins were unfavorably impacted as a result of out-of-service time for the Rowan Gorilla VI and Rowan Viking, among others. Depreciation increased by $11.1 million or 17% compared to the second quarter of 2013 due to the addition of the Rowan Renaissance and improvements to the fleet.

Selling, general and administrative expenses were down 12% from the prior-year period, due in part to lower incentive-based compensation based on the Company's projected performance and lower share-based compensation related to the market price of company stock.

During the three months ended June 30, 2014, we recognized an $8.3 million noncash impairment charge for the carrying value of the Company's sole aircraft, which has been used to support operations. The impairment charge is classified as material charges and other operating expenses in the condensed consolidated statements of income.

Six months ended June 30, 2014, compared to six months ended June 30, 2013

Our operating results for the six months ended June 30, 2014 and 2013 are highlighted below (dollars in millions):

	Six months ended June 30, 2014		Six months ended June 30, 2013
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$800.5	100%	$803.1	100%
Direct operating costs (excluding items below)	(464.9)	-58%	(425.5)	-53%
Depreciation expense	(148.6)	-19%	(131.1)	-16%
Selling, general and administrative expenses	(59.0)	-7%	(62.7)	-8%
Net (loss) gain on disposals of property and equipment	(1.7)	—%	18.9	2%
Litigation settlement	20.9	3%	—	—%
Material charges and other operating expenses	(8.3)	-1%	—	—%
Operating income	$138.9	17%	$202.7	25%

Revenues for the six months ended June 30, 2014, decreased by $2.6 million or less than 1% compared to the prior-year period as a result of the following (in millions):

Increase (decrease)

Addition of the Rowan Renaissance	$25.7
Higher average day rates	6.4
Revenues for reimbursable costs and other, net	3.3
Lower jack-up utilization	(38.0)
Net decrease	$(2.6)

The number of revenue-producing days declined by 176, or approximately 4%, to 4,366 for the six months ended June 30, 2014, compared to the comparable prior-year period. The decline in utilization was due in part to extended shipyard time for the Rowan Gorilla VI, offset in part by the commencement of operations of the Rowan Renaissance in April 2014.

Operating costs for the six months ended June 30, 2014, increased by $39.4 million or 9% compared to the comparable prior-year period as a result of the following (in millions):

Increase

Addition of the Rowan Renaissance	$11.6
Expansion of foreign shorebases	10.7
Other, net, including reimbursable costs	17.1
Net increase	$39.4

Our operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses, litigation settlement and material charges) was approximately 42% of revenues in the first six months of 2014 compared to 47% in the first six months of 2013. Depreciation increased by $17.4 million or 13% over the 2013 period primarily due to the addition of the Rowan Renaissance and improvements to the existing fleet.

Selling, general and administrative expenses decreased by $3.7 million or 6% due in part to lower incentive-based compensation based on the Company's projected performance and lower share-based compensation related to the market price of company stock.

In the first quarter of 2014, the Company settled its litigation with the owners and operators of a tanker that collided with the
EXL I in May 2012 and received $20.9 million in cash as compensation for damages incurred in 2012 for repair costs to and loss of use of the rig. Such amount was recognized as a component of operating income in the six months ended June 30, 2014.

During the six months ended June 30, 2014, we recognized an $8.3 million noncash impairment charge for the carrying value of the Company's sole aircraft, which has been used to support operations. The impairment charge is classified as material charges and other operating expenses in the condensed consolidated statements of income.

Outlook

Our backlog by geographic area as of the date of our most recent Fleet Status Report compared to our backlog as reported in our 2013 Form 10-K, is set forth below. Backlog for the US GOM includes in part (i) $1.1 billion attributable to the two drillships currently under construction and (ii) $456 million attributable to the Rowan Renaissance, which we have assumed will work in the US GOM in the second and third year of its three-year contract based on initial discussions with the customer, although the location in the later years is subject to change (in millions):

	July 18, 2014	February 20, 2014

US GOM	$2,248	$1,861
North Sea	1,266	1,405
Middle East	1,085	1,029
West Africa	174	226
Southeast Asia	119	160
Other international	234	297
	$5,126	$4,978

We estimate our backlog will be realized as follows (in millions):

2014	$802
2015	1,673
2016	1,383
2017	824
2018 and later years	444
$5,126

About 67% of our remaining available rig days in 2014 and 44% of available rig days in 2015 were under contract or commitment as of July 18, 2014. As of that date, we had 13 rigs with contract terms ending in 2014, of which four are under contract to Saudi Aramco. Although the Company has no indication to the contrary, failure to renew such contracts would significantly impact the company's results of operations and cash flow.

As of July 23, 2014, there were approximately 143 jack-up rigs under construction worldwide for delivery through 2017 (27% of the current jack-up fleet), including 59 that are considered high-specification (92% of the current high-specification fleet). The addition of these rigs to the worldwide fleet could impact the day rates received by the Company as existing contracts expire.

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

Our out-of-service days approximated 13% of available rig days in both the first and second quarter 2014, as compared to 8% in the second quarter 2013.  Out-of-service days for the second quarter 2014 were negatively impacted in part by the extended shipyard period for the Rowan Gorilla VI, shipyard time for the Rowan Viking for upgrades prior to the commencement of its 15-well, minimum 900-day contract in the third quarter 2014, and off-rate time for the Rowan Gorilla III and Cecil Provine for repairs and inspections. We currently estimate out-of-service days for our jack-up fleet to range from 9% to 10% of available rig days for the full-year 2014 for inspections and special surveys, customer required equipment upgrades and other equipment modifications. In the event rigs rolling off contracts are relocated to other operating regions, we will likely incur additional out-of-service time and other costs.

Operational Downtime – We define operational downtime as the unbillable time a rig is under contract and unable to conduct planned operations due to equipment breakdowns or procedural failures. Our operational downtime, which is in addition to out-of-service days, was less than 2% of in-service days for the three months ended June 30, 2014. We estimate operational downtime for our jack-up fleet will typically approximate 2.5% of operating days on a go-forward basis.

During the second quarter of 2014, the Rowan Renaissance experienced approximately 26 off-rate days, including 11 days for previously planned commissioning of late arriving equipment (which has been completed) and 15 days of operational downtime for previously disclosed issues with its subsea systems, which has been corrected.

We estimate that operational downtime for our two ultra-deepwater drillships entering service in 2014 will be less than 5% following an initial break-in period of operations, which could range from approximately six months to one year, during which time the actual rate could be somewhat higher.

Other Matters – Over the last several quarters, the Company has incurred substantial "off-rig" costs in preparation for its entrance into the ultra-deepwater market. We expect the growth of such costs to moderate in 2014 and be offset by revenue from the commencement of operations during the year of our first two ultra-deepwater drillships.

In July 2014, the U.K. government enacted tax legislation effective retroactively from April 1, 2014, that limits the tax deduction available for bareboat charter leasing payments to associated persons with respect to offshore drilling rigs operating in the U.K. Continental Shelf. Such legislation will result in higher income taxes for our rigs operating in the U.K. sector of the North Sea. We expect to have three rigs working in the U.K. sector in 2014 that will be affected by the new legislation. We are currently reviewing additional or alternative arrangements under which we could operate in the U.K. in order to minimize the impact of this legislative change and have not yet completed our estimate of the impact on our 2014 results of operations.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios follows (dollars in millions):

	June 30, 2014	December 31, 2013

Cash and cash equivalents	$1,247.0	$1,092.8
Current assets (excluding assets of discontinued operations)	$1,741.9	$1,505.1
Current liabilities (excluding liabilities of discontinued operations)	$294.4	$334.5
Current ratio (excluding assets and liabilities of discontinued operations)	5.92	4.50
Long-term debt	$2,807.8	$2,008.7
Shareholders' equity	$4,992.3	$4,893.8
Long-term debt/total capitalization	0.36	0.29

Sources and uses of cash and cash equivalents were as follows (in millions):

	Six months ended June 30,
	2014	2013

Net cash provided by operating activities	$149.5	$234.3
Capital expenditures	(787.3)	(298.7)
Proceeds from borrowings, net of issue costs	792.7	—
Payment of cash dividends	(12.6)	—
Proceeds from disposals of property and equipment	7.9	42.1
Proceeds from exercise of share options	4.5	2.2
Other	(0.5)	2.0
Total net source (use)	$154.2	$(18.1)

Operating Cash Flows

Cash flows from operations decreased by approximately $84.8 million to $149.5 million in the six months ended June 30, 2014, from $234.3 million in the comparable prior-year period due in part to higher pension contributions in the 2014 period and lower operating margins resulting from lower rig utilization.

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

At June 30, 2014, RCI’s non-U.S. subsidiaries held approximately $430 million of the $1.2 billion of consolidated cash and cash equivalents.   The Company has significant net assets, liquidity, contract backlog and/or other financial resources available to meet its operational and capital investment requirements and otherwise allow us to continue to maintain our policy of reinvesting such undistributed earnings outside the U.K. and U.S. indefinitely.

Investing Activities

In January 2014, the Company took delivery of the first of four newly constructed drillships, the Rowan Renaissance, which commenced drilling operations offshore West Africa under a three-year contract in April 2014 at an effective day rate of $625,000.
On July 22, 2014, the Company took delivery of its second ultra-deepwater drillship, the Rowan Resolute, which is expected to commence operations under a three-year contract in the US GOM in November 2014 at an effective day rate of $608,000. The Company's two remaining ultra-deepwater drillships under construction, the Rowan Reliance and the Rowan Relentless, are scheduled for delivery in late October 2014 and March 2015, respectively. See Note 4 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for the status of our newbuild rig projects.

Capital expenditures totaled $787.3 million for the first six months of 2014, and included the following:

•	$583.2 million for construction of the ultra-deepwater drillships Rowan Renaissance, Rowan Resolute, Rowan Reliance and Rowan Relentless;

•	$175.3 million for improvements to the existing fleet, including contractually required modifications; and

•	$28.8 million for rig equipment inventory and other.

For the remainder of 2014, we expect our capital expenditures to be approximately $1.3 billion, including $973 million in connection with construction of the Company's ultra-deepwater drillships, $135 million for mobilization, commissioning, riser gas-handling equipment, software certifications and drillship fleet spares to support our deepwater operations, $123 million for life enhancement projects and existing fleet maintenance capital, $52 million for partially reimbursed contractually required modifications to the fleet, and $37 million for equipment spares, drill pipe, and improvements to our shore bases.

We expect to fund the remaining construction costs for our ultra-deepwater drillships and other capital expenditures from available cash, cash flows from operations, and our revolving credit facility.

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

On January 23, 2014, the Company amended and restated its credit agreement to increase the borrowing capacity under the revolving credit facility from $750 million to $1.0 billion, among other things. There were no amounts drawn under the revolving credit facility at June 30, 2014.

Management expects to fund its cash requirements over the next twelve months from available cash and cash flows from operating activities and the revolving credit facility.

Restrictive provisions in the Company’s credit agreement require the Company to maintain a minimum level of shareholders’ equity equal to no less than the 67% of the book value of outstanding debt.  We were in compliance with our debt covenants at June 30, 2014, and we do not expect to encounter difficulty complying in the following twelve-month period.

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

During the quarter ended June 30, 2014, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates were based.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which sets forth a global standard for revenue recognition and which replaces most existing industry-specific guidance. We will be required to adopt the new standard in annual and interim reports for periods beginning January 1, 2017. We are currently evaluating the potential effect of the new guidance.

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

•
terrorism, piracy, cyber-breaches, political instability, hostilities, acts of war, nationalization, expropriation, confiscation or deprivation of our assets or military action impacting our operations, assets or financial performance in any of our areas of operations;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding debt at June 30, 2014, consisted of fixed-rate debt with a carrying value of $2.808 billion and a weighted-average annual interest rate of 5.6%.  Due to the fixed-rate nature of our debt, we believe that our exposure to risk of earnings loss due to changes in market interest rates is not material.

We have a $1.0 billion revolving credit facility that expires in January 2019.  There were no borrowings outstanding under the facility at June 30, 2014.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There were no new material legal proceedings filed during the quarter, nor any material developments to proceedings reported in prior periods.

Item 1A.  Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. Security holders and potential investors in our securities should carefully consider the risk factors set forth below and in our Annual Report on Form 10-K for the year ended December 31, 2013, in addition to other information in such annual report and in our Quarterly Reports on Form 10-Q.  These risk factors are important factors that could cause our actual results to differ materially from those currently anticipated or expected. The following risk factors supplement and update the risk factors included in our 2013 Annual Report and subsequent Quarterly Reports.

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

On May 4, 2012, we completed a change in our legal domicile to the U.K. where we had substantial operations. As a result of the redomestication, Rowan Companies plc became the parent company of the Rowan group of companies and our former Delaware parent company, Rowan Companies, Inc. (RCI), became an indirect, wholly owned subsidiary of Rowan Companies plc. There are frequently legislative proposals in the U.S. that attempt to treat companies that have undertaken similar transactions as U.S. corporations subject to U.S. taxes or to limit the tax deductions or tax credits available to U.S. subsidiaries of these corporations. The realization of the expected tax benefits of our redomestication could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the IRS or other tax authorities. Changes in our effective tax rates as determined from time to time, the inability to realize anticipated tax benefits, or the imposition of additional taxes could have a material impact on our results of operations, financial position and cash flows. Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, the ultimate repatriation of earnings from RCI’s non-U.S. subsidiaries to RCI, or by changes in applicable regulations and accounting principles.

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

We depend heavily upon the security and reliability of our technology systems and those of our service providers, and such systems are subject to cybersecurity risks and threats.

We depend heavily on technologies, systems and networks that we manage, and others that are managed by our third-party service providers, to conduct our business and operations.  Cybersecurity risks and threats to such systems continue to grow in sophisticated ways that avoid detection and may be difficult to anticipate, prevent or mitigate. If any of our or our service providers’ security systems for protecting against cybersecurity breaches or failures prove to be insufficient, we could be adversely affected by having our business and financial systems compromised, our companies’, employees’, vendors’ or customers’ confidential or proprietary information altered, lost or stolen, or our (or our customers’) business operations or safety procedures disrupted, degraded or damaged. A breach or failure could also result in injury (financial or otherwise) to people, loss of control of, or damage to, our (or our customers’) assets, harm to the environment, reputational damage, breaches of laws or regulations, litigation and other legal liabilities.  In addition, we may incur significant costs to prevent, respond to or mitigate cybersecurity risks or events and to defend against any investigations, litigation or other proceedings that may follow such events.  Such a failure or breach of our systems could adversely and materially impact our business operations, financial position, results of operations and cash flows.

English law requires that we meet certain additional financial requirements before we declare dividends and return funds to shareholders.

Under English law, we are only able to declare dividends and return funds to our shareholders out of the accumulated distributable reserves on Rowan Companies plc’s statutory balance sheet. Distributable reserves are a company’s accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made, calculated on a standalone basis. Realized profits may be created through the remittance of profits of certain subsidiaries to our parent company in the form of dividends.

English law also provides that a public company can only make a distribution to shareholders if, among other things (a) the amount of its net assets (total excess of assets over liabilities) is not less than the total of its called up share capital and undistributable reserves and (b) if, and to the extent that, the distribution does not reduce the amount of its net assets to less than that total.

While we generally anticipate that our subsidiaries will continue to be able to make distributions up to our parent company over time in order to increase accumulated distributable reserves, it is possible that we may be unable to remit the profits of our subsidiaries in a timely or tax efficient manner. In order to provide further flexibility under English law to enable us to pay regular dividends and to make future distributions or repurchase our shares as determined by the Board of Directors, we are currently seeking shareholder approval to implement a reduction in the capital through a customary court-approved process in the United Kingdom in order to create additional distributable reserves. Under English law, a reduction of capital is subject to (a) approval of shareholders by special resolution; (b) confirmation by an order of the English Courts and (c) the Court order being delivered to and registered by the Registrar of Companies in England. If we fail to obtain the necessary approvals from shareholders and the English Courts and are otherwise unable to increase distributable reserves in a timely or tax efficient manner, we may undertake other efforts to allow us to declare dividends and return funds to shareholders although our ability to effect such dividends or distributions may be delayed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to acquisitions of our shares for the second quarter of 2014:

Month ended	Total number of shares acquired [1]	Average price paid per share [1]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Balance forward				$—
April 30, 2014	210	$33.42	—	—
May 31, 2014	1,367	$30.20	—	—
June 30, 2014	1,457	$9.03	—	—
Total	3,034	$20.26	—

[1] The total number of shares acquired includes shares acquired from employees by an affiliated employee benefit trust upon forfeiture of nonvested awards or in satisfaction of tax withholding requirements and shares purchased, if any, pursuant to a publicly announced share repurchase program. The price paid for shares acquired as a result of forfeitures is the par value of $0.125 per share. The price paid for shares acquired in satisfaction of withholding taxes is the share price on the date of the transaction. There were no shares repurchased under any share repurchase program during the second quarter of 2014.

Restrictive provisions in the Company’s debt agreements require the Company to maintain a minimum level of shareholders’ equity equal to no less than the 67% of the book value of outstanding debt.  We were in compliance with this covenant at June 30, 2014.

On July 31, 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on August 26, 2014, to shareholders of record at the close of business on August 11, 2014. We expect to continue paying quarterly dividends for the foreseeable future; however, our Board of Directors may change the timing and payment amount depending on various factors including our profitability, liquidity, financial condition, reinvestment opportunities, capital requirements and market outlook.

Item 6.  Exhibits

The following is a list of exhibits filed with this Form 10-Q:

10.1
Change in Control Agreement, effective April 25, 2014, by and between Rowan Companies plc and W. Matt Ralls, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 1, 2014 (File No. 1-5491).

10.2
Change in Control Agreement, effective April 25, 2014, by and between Rowan Companies plc and Thomas P. Burke, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 1, 2014 (File No. 1-5491).

10.3
Amendment to Rowan Companies Incentive Plans, effective as of April 25, 2014, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 1, 2014 (File No. 1-5491).

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

ROWAN COMPANIES PLC
(Registrant)

Date: August 8, 2014	/s/ J. KEVIN BARTOL
J. Kevin Bartol
Executive Vice President,
Chief Financial Officer and Treasurer

Date: August 8, 2014	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Vice President and Controller
(Chief Accounting Officer)