Form 10-Q
period 2014-09-30
ROWAN COMPANIES PLC
filed 2014-11-07
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

The number of Class A ordinary shares, $0.125 par value, outstanding at October 31, 2014, was 124,538,858.

ROWAN COMPANIES PLC

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ROWAN COMPANIES PLC AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$707,729	$1,092,844
Receivables - trade and other	510,194	344,546
Prepaid expenses and other current assets	40,873	45,538
Deferred tax assets - net	41,899	22,137
Assets of discontinued operations	—	23,813
Total current assets	1,300,695	1,528,878

PROPERTY, PLANT AND EQUIPMENT:
Drilling equipment	8,103,048	7,040,451
Construction in progress	1,287,158	1,009,380
Other property and equipment	150,385	147,884
Property, plant and equipment - gross	9,540,591	8,197,715
Less accumulated depreciation and amortization	2,032,020	1,811,960
Property, plant and equipment - net	7,508,571	6,385,755

Other assets	19,514	61,128

TOTAL ASSETS	$8,828,780	$7,975,761

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except shares) (Unaudited)

	September 30, 2014	December 31, 2013
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$100,453	$123,976
Deferred revenues	31,803	54,515
Accrued pension and other postemployment benefits	5,310	49,659
Accrued compensation and related employee costs	74,834	59,096
Accrued income taxes	3,973	8,374
Accrued interest	35,578	27,841
Other current liabilities	10,141	11,001
Liabilities of discontinued operations	—	20,122
Total current liabilities	262,092	354,584

Long-term debt	2,807,540	2,008,700
Other liabilities	238,232	289,061
Deferred income taxes - net	410,925	429,655
Commitments and contingent liabilities (Note 4)	—	—

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value, 124,828,807 and 124,778,407 shares issued at September 30, 2014, and December 31, 2013, respectively	15,604	15,597
Additional paid-in capital	1,430,612	1,407,031
Retained earnings	3,806,453	3,619,540
Cost of 300,689 and 542,475 treasury shares at September 30, 2014, and December 31, 2013, respectively	(7,227)	(5,962)
Accumulated other comprehensive loss	(135,451)	(142,445)
Total shareholders' equity	5,109,991	4,893,761

TOTAL LIABILITIES AND EQUITY	$8,828,780	$7,975,761

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

REVENUES	$467,692	$382,808	$1,268,172	$1,185,929

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	246,907	211,827	711,854	637,340
Depreciation and amortization	81,503	69,274	230,054	200,421
Selling, general and administrative	33,040	33,263	92,057	95,957
Loss (gain) on disposals of property and equipment	58	(65)	1,720	(18,979)
Litigation settlement	—	—	(20,875)	—
Material charges and other operating expenses	—	—	8,300	—
Total costs and expenses	361,508	314,299	1,023,110	914,739

INCOME FROM OPERATIONS	106,184	68,509	245,062	271,190

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(25,656)	(17,111)	(74,308)	(53,377)
Interest income	372	417	1,721	1,144
Other - net	269	(368)	(627)	(1,605)
Total other income (expense) - net	(25,015)	(17,062)	(73,214)	(53,838)

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	81,169	51,447	171,848	217,352
(Benefit) provision for income taxes	(38,428)	(453)	(36,165)	14,474

NET INCOME FROM CONTINUING OPERATIONS	119,597	51,900	208,013	202,878

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	4,023	—

NET INCOME	$119,597	$51,900	$212,036	$202,878

INCOME PER SHARE - BASIC:
Income from continuing operations	$0.96	$0.42	$1.68	$1.64
Discontinued operations	$—	$—	$0.03	$—
Net income	$0.96	$0.42	$1.71	$1.64

INCOME PER SHARE - DILUTED:
Income from continuing operations	$0.96	$0.42	$1.67	$1.63
Discontinued operations	$—	$—	$0.03	$—
Net income	$0.96	$0.42	$1.70	$1.63

CASH DIVIDENDS DECLARED PER SHARE	$0.10	$—	$0.20	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

NET INCOME	$119,597	$51,900	$212,036	$202,878

OTHER COMPREHENSIVE INCOME:
Pension and other postemployment benefit adjustments, net of income taxes of $1,313 and $1,993 for the three months ended September 30, 2014 and 2013, and $3,899 and $5,915 for the nine months ended September 30, 2014 and 2013, respectively:

Amortization of net loss	3,190	4,500	9,470	13,359
Amortization of prior service credit	(737)	(799)	(2,189)	(2,373)

Total other comprehensive income	2,453	3,701	7,281	10,986

COMPREHENSIVE INCOME	$122,050	$55,601	$219,317	$213,864

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2014	2013
CASH PROVIDED BY OPERATIONS:
Net income	$212,036	$202,878
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	230,054	200,421
Deferred income taxes	(42,678)	(9,928)
Provision for pension and other postemployment benefits	18,715	22,810
Share-based compensation expense	23,904	27,319
Gain on disposals of property, plant and equipment	(193)	(18,979)
Other postemployment benefit claims paid	(3,129)	(2,759)
Contributions to pension plans	(54,251)	(18,609)
Asset impairment charges	8,300	—
Changes in current assets and liabilities:
Receivables - trade and other	(165,648)	(49,233)
Prepaid expenses and other current assets	4,708	(137)
Accounts payable	(23,162)	16,032
Accrued income taxes	(4,401)	(18,653)
Deferred revenues	(22,712)	15,360
Other current liabilities	18,198	(24,118)
Net changes in other noncurrent assets and liabilities	481	49,628
Net cash provided by operations	200,222	392,032

CASH USED IN INVESTING ACTIVITIES:
Capital expenditures	(1,367,414)	(455,164)
Proceeds from disposals of property, plant and equipment	9,767	42,295
Net cash used in investing activities	(1,357,647)	(412,869)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from borrowings	793,380	—
Dividends paid	(25,123)	—
Debt issue costs	(687)	—
Excess tax benefits from share-based compensation	15	977
Proceeds from exercise of share options	4,725	2,911
Other	—	1,820
Net cash provided by financing activities	772,310	5,708

DECREASE IN CASH AND CASH EQUIVALENTS	(385,115)	(15,129)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,092,844	1,024,008
CASH AND CASH EQUIVALENTS, END OF PERIOD	$707,729	$1,008,879

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares outstanding	Class A ordinary shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance, January 1, 2013	124,211	$15,593	$1,372,135	$3,366,964	$(1,886)	$(221,082)	$4,531,724
Net shares issued (acquired) under share-based compensation plans	26	4	2,331	—	(4,053)	—	(1,718)
Share-based compensation	—	—	20,918	—	—	—	20,918
Excess tax benefit from share-based compensation plans	—	—	977	—	—	—	977
Retirement benefit adjustments, net of taxes of $5,915	—	—	—	—	—	10,986	10,986
Other	—	—	1,820	—	—	—	1,820
Net income	—	—	—	202,878	—	—	202,878
Balance, September 30, 2013	124,237	$15,597	$1,398,181	$3,569,842	$(5,939)	$(210,096)	$4,767,585

Balance, January 1, 2014	124,237	$15,597	$1,407,031	$3,619,540	$(5,962)	$(142,445)	$4,893,761
Net shares issued (acquired) under share-based compensation plans	291	7	1,566	—	(1,265)	—	308
Share-based compensation	—	—	22,000	—	—	—	22,000
Excess tax benefit (shortfall) from share-based compensation plans	—	—	15	—	—	—	15
Retirement benefit adjustments, net of taxes of $3,899	—	—	—	—	—	7,281	7,281
Dividends	—	—	—	(25,123)	—	—	(25,123)
Other	—	—	—	—	—	(287)	(287)
Net income	—	—	—	212,036	—	—	212,036
Balance, September 30, 2014	124,528	$15,604	$1,430,612	$3,806,453	$(7,227)	$(135,451)	$5,109,991

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

We are a global provider of offshore oil and gas contract drilling services utilizing a fleet of 30 self-elevating mobile offshore “jack-up” drilling units and four ultra-deepwater drillships, two of which are currently under construction.  Historically, our primary focus has been on high-specification and premium jack-up rigs, which our customers use for exploratory and development drilling and associated drilling services.  In 2009, we began executing a new strategic plan that included divesting non-core assets and investing in ultra-deepwater assets, with a goal of balancing earnings from jack-ups and deepwater rigs over the long term. In 2011 and 2012, we entered into contracts for the construction of four ultra-deepwater drillships. In January 2014, we took delivery of the first of these drillships, the Rowan Renaissance, which commenced drilling operations under a three-year contract offshore West Africa in April 2014. The Rowan Resolute was delivered in late July 2014 and commenced operations under a three-year contract in the United States Gulf of Mexico (US GOM) on October 16, 2014. The Rowan Reliance is scheduled for delivery in mid November 2014 and expected to commence operations under a three-year contract in the US GOM in late February 2015. The Rowan Relentless is scheduled for delivery in late March 2015 and expected to commence operations under a two-year contract in the US GOM in the third quarter of 2015.

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 – Earnings Per Share

A reconciliation of basic and diluted shares follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Average common shares outstanding - basic	124,256	123,635	124,011	123,468
Effect of dilutive securities - share-based compensation	794	966	835	915
Average common shares - diluted	125,050	124,601	124,846	124,383

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Share appreciation rights	1,050	978	1,050	1,012
Employee and director share options	42	53	42	53
Total potentially dilutive shares	1,092	1,031	1,092	1,065

Note 3 – Pension and Other Postemployment Benefits

The Company provides defined-benefit pension, health care and life insurance benefits upon retirement for certain full-time employees.

Recognized net periodic pension cost included the following components (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Service cost	$3,701	$3,102	$10,981	$8,833
Interest cost	8,272	7,558	24,547	22,253
Expected return on plan assets	(10,479)	(9,658)	(31,094)	(28,686)
Amortization of net loss	4,947	7,171	14,684	20,797
Amortization of prior service credit	(1,134)	(1,194)	(3,366)	(3,543)
Total net pension cost	$5,307	$6,979	$15,752	$19,654

Recognized other postemployment benefit cost included the following components (in thousands):

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Service cost	$272	$365	$809	$1,072
Interest cost	774	757	2,297	2,194
Amortization of net loss	(40)	—	(119)	—
Amortization of prior service credit	(8)	(37)	(24)	(110)
Total other postemployment benefit cost	$998	$1,085	$2,963	$3,156

During the nine months ended September 30, 2014, the Company contributed $57.4 million to its pension and other postemployment benefit plans and expects to make additional contributions to such plans totaling approximately $1.3 million for the remainder of 2014.

Note 4 – Commitments and Contingent Liabilities

The following table presents the status of the Company’s ultra-deepwater drillship construction program as of September 30, 2014.  Amounts include capitalized interest and an estimate for project contingencies (in millions):

	Actual/scheduled delivery date	Total estimated project costs	Total costs incurred through September 30, 2014	Projected costs for the remainder of 2014	Projected costs in 2015	Total future costs

Rowan Resolute	July 2014	$723	$682	$41	$—	$41
Rowan Reliance	November 2014	742	277	458	7	465
Rowan Relentless	March 2015	755	232	38	485	523
		$2,220	$1,191	$537	$492	$1,029

The Company expects to incur an additional approximately $77 million of capital expenditures for the remainder of 2014 for mobilization, commissioning, riser gas-handling equipment, software certifications and drillship fleet spares to support its deepwater operations.

The Company periodically employs letters of credit in the normal course of its business, and had outstanding letters of credit of approximately $25.6 million at September 30, 2014.

Uncertain tax positions – In 2009, the Company recognized certain tax benefits as a result of applying the facts of a third-party tax case to the Company’s situation.  That case provided a more favorable tax treatment for certain foreign contracts entered into in prior years.  Our position was challenged by the U.S. Internal Revenue Service.  We appealed their findings and reached a settlement agreement in the third quarter of 2014 with respect to three of the four years under review. As a result of the agreement, we recognized a current income tax receivable at September 30, 2014, in the amount of $35 million, reduced long-term receivables by approximately $47 million and reduced other long-term liabilities by approximately $58 million, resulting in a net benefit to income taxes of approximately $46 million. We collected the current receivable in the fourth quarter of 2014. A remaining year continues to be under examination. We plan to vigorously defend our position.

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

At September 30, 2014, the Company had approximately $37.4 million of estimated unrecognized share-based compensation, which is expected to be recognized as compensation expense over a remaining weighted-average period of 1.9 years.

Note 6 – Other Financial Statement Disclosures

Accounts Receivable – The following table sets forth the components of Receivables - trade and other (in thousands):

	September 30, 2014	December 31, 2013
Trade	$433,997	$323,679
Income tax	62,590	6,759
Other	13,607	14,108
Total receivables - trade and other	$510,194	$344,546

During the third quarter of 2014, we reached a settlement agreement with the U.S. Internal Revenue Service in connection with U.S. tax return issues of certain prior year periods. As a result of the agreement, we recognized an income tax receivable at September 30, 2014, in the amount of $35 million, which we collected in the fourth quarter of 2014. The remainder of the increase in tax receivables is primarily attributable to $29 million for overpayment of 2013 U.S. federal income taxes.

Assets of Discontinued Operations – In February 2014, the Company sold a land rig it retained in the 2011 sale of its manufacturing operations. The net carrying value was $4.1 million, consisting of a $24.2 million asset previously classified as assets of discontinued operations, less $20.1 million of deferred revenues previously classified as liabilities of discontinued operations. The Company received $6.0 million in cash resulting in a $4.0 million gain, net of tax effects. The gain is classified as discontinued operations in the condensed consolidated statement of income for the nine months ended September 30, 2014.

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

On January 23, 2014, the Company amended and restated its credit agreement to increase the borrowing capacity under the revolving credit facility from $750 million to $1.0 billion, among other things. There were no amounts drawn under the revolving credit facility at September 30, 2014.

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

Certain of our assets and liabilities are required to be measured at fair value on a recurring basis. Assets and liabilities measured at fair value are summarized below (in thousands):

		Estimated fair value measurements
	Carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
September 30, 2014:
Assets - cash equivalents	$663,297	$663,297	$—	$—

December 31, 2013:
Assets - cash equivalents	$1,063,500	$1,063,500	$—	$—

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

	September 30, 2014		December 31, 2013
	Fair value	Carrying value	Fair value	Carrying value

5% Senior Notes, due 2017	$431,153	$399,173	$433,879	$398,961
7.875% Senior Notes, due 2019	603,258	498,418	603,177	498,171
4.875% Senior Notes, due 2022	731,136	712,035	711,816	713,208
4.75% Senior Notes, due 2024	406,284	399,621	—	—
5.4% Senior Notes, due 2042	378,314	398,402	368,602	398,360
5.85% Senior Notes, due 2044	400,405	399,891	—	—
	$2,950,550	$2,807,540	$2,117,474	$2,008,700

Shareholders' Equity – The Company had accumulated other comprehensive losses (AOCL) totaling $135.5 million and $210.1 million at September 30, 2014 and 2013, respectively, which were solely attributable to pension and other postemployment benefits (OPEB).  The following sets forth the significant amounts reclassified out of each component of AOCL. The amounts reclassified are included in the computation of net periodic pension costs. (See Note 3 – Pension and Other Postemployment Benefits.) Amounts in parentheses indicate debits to income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Amortization of pension and OPEB items:
Actuarial gains (losses)	$(4,909)	$(6,924)	$(14,570)	$(20,553)
Prior service costs	1,142	1,230	3,390	3,652
Total before tax	(3,767)	(5,694)	(11,180)	(16,901)
Tax (expense) benefit	1,314	1,993	3,899	5,915
Total reclassifications for the period, net of tax	$(2,453)	$(3,701)	$(7,281)	$(10,986)

On April 25, 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share, paid on May 20, 2014, to shareholders of record at the close of business on May 5, 2014.

On July 31, 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share, paid on August 26, 2014, to shareholders of record at the close of business on August 11, 2014.

On October 30, 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on November 25, 2014, to shareholders of record at the close of business on November 11, 2014.

During the third quarter of 2014, we completed a capital reduction under U.K. law (the “Capital Reduction”), which increased the Company's distributable reserves and will provide the Company with greater flexibility to increase shareholder return in the form of dividends and share repurchases. The Capital Reduction was authorized by our Board of Directors and approved by our shareholders at a general meeting on August 15, 2014. The Capital Reduction was achieved through the issuance and cancellation of $2.0 billion of newly created Class C shares (the “Capital Reduction Shares”) pursuant to a customary, court approved process in the U.K.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Capital Reduction Shares had no substantive economic rights, provided no voting rights and otherwise provided extremely limited rights (e.g., no right to receive any dividends or other distributions). Once the Capital Reduction Shares were cancelled on September 17, 2014, $2.0 billion of the shareholders’ equity of Rowan Companies plc (the parent company of the Rowan group of companies) that could not be distributed under U.K. law may now be used for dividends, future distributions or share repurchases as determined by our Board of Directors, subject to compliance with applicable rules and limitations under U.K. law.

The Capital Reduction did not involve any distribution or repayment of capital, nor did it have an impact on the underlying net assets of the Company. There was no net impact on our shareholders’ equity for the three-month period ended September 30, 2014 (or any period) as a result of the Capital Reduction.

Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $48.9 million and $37.2 million at September 30, 2014 and 2013, respectively.  Interest capitalized in connection with rig construction projects totaled $15.5 million and $46.0 million in the three and nine months ended September 30, 2014, as compared to $12.9 million and $35.1 million, respectively, in the comparable period of the prior year.

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

In the three and nine months ended September 30, 2014, our effective tax rates were -47.4% and -21.1%, respectively, compared to -0.9% and 6.7%, respectively, for the comparable periods of 2013. The negative effective rates for 2014 are primarily the result of a settlement agreement reached with the U.S. Internal Revenue Service in the third quarter of 2014 in connection with U.S. tax return issues of certain prior-year periods (see Note 4, "Uncertain tax positions").

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

Litigation Settlement – In the first quarter of 2014, the Company settled its litigation with the owners and operators of a tanker that collided with the EXL I in May 2012 and received $20.9 million in cash as compensation for damages incurred in 2012 for repair costs to and loss of use of the rig. Such amount was recognized as a component of operating income in the nine months ended September 30, 2014.

Material Charges and Other Operating Expenses – Material charges for the first nine months of 2014 included an $8.3 million noncash impairment charge for the carrying value of the Company's sole aircraft, which was used to support operations. The asset had a carrying value of $12.7 million prior to the write-down. The amount of the impairment was based on actual sales prices for similar equipment obtained from a third-party dealer of such equipment. Quoted prices in active markets for similar equipment is considered a Level 2 input in the fair value hierarchy.

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

The condensed consolidating financial information that follows is presented on the equity method of accounting in accordance with Rule 3-10 of Regulation S-X in connection with Rowan plc's guarantee of the Senior Notes and reflects the corporate ownership structure as of September 30, 2014, and customary allocations and intercompany charges. Financial information for the three and nine months ended September 30, 2013, has been recast to reflect changes to the corporate ownership structure that occurred in the first and third quarters of 2014 and is presented as though the structure at September 30, 2014, was in place at January 1, 2013.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the quarter ended March 31, 2014, we identified certain immaterial misclassifications in our guarantor financial information at December 31, 2013, and prior periods primarily relating to the allocation of noncurrent income tax liabilities and deferred tax assets and liabilities between RCI and the non-guarantor subsidiaries. These errors had no impact on our consolidated financial statements. We have revised the consolidating balance sheet at December 31, 2013, and the consolidating income statements for the three and nine months ended September 30, 2013, presented herein, to conform to the current period presentation. A summary of the changes at December 31, 2013, follows (in thousands):

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
September 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$90,014	$62,574	$555,141	$—	$707,729
Receivables - trade and other	129	62,502	447,563	—	510,194
Other current assets	636	70,605	11,531	—	82,772
Total current assets	90,779	195,681	1,014,235	—	1,300,695

Property, plant and equipment - gross	—	674,959	8,865,632	—	9,540,591
Less accumulated depreciation and amortization	—	305,457	1,726,563	—	2,032,020
Property, plant and equipment - net	—	369,502	7,139,069	—	7,508,571

Investments in subsidiaries	5,027,024	6,123,393	—	(11,150,417)	—
Due from affiliates	941	1,276,950	138,071	(1,415,962)	—
Other assets	—	18,877	637	—	19,514
	$5,118,744	$7,984,403	$8,292,012	$(12,566,379)	$8,828,780

CURRENT LIABILITIES:
Accounts payable - trade	$409	$9,607	$90,437	$—	$100,453
Deferred revenues	—	—	31,803	—	31,803
Accrued liabilities	283	62,448	67,105	—	129,836
Total current liabilities	692	72,055	189,345	—	262,092

Long-term debt	—	2,807,540	—	—	2,807,540
Due to affiliates	2,045	137,332	1,276,585	(1,415,962)	—
Other liabilities	6,016	188,855	43,361	—	238,232
Deferred income taxes - net	—	477,456	374,066	(440,597)	410,925
Shareholders' equity	5,109,991	4,301,165	6,408,655	(10,709,820)	5,109,991
	$5,118,744	$7,984,403	$8,292,012	$(12,566,379)	$8,828,780

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended September 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$17,437	$468,013	$(17,758)	$467,692

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	(2,247)	266,104	(16,950)	246,907
Depreciation and amortization	—	3,439	78,213	(149)	81,503
Selling, general and administrative	6,020	319	27,360	(659)	33,040
Loss (gain) on disposals of property and equipment	—	74	(16)	—	58
Litigation settlement	—	—	—	—	—
Material charges and other operating expenses	—	—	—	—	—
Total costs and expenses	6,020	1,585	371,661	(17,758)	361,508

INCOME (LOSS) FROM OPERATIONS	(6,020)	15,852	96,352	—	106,184

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(25,657)	(713)	714	(25,656)
Interest income	71	746	269	(714)	372
Other - net	9,798	(9,793)	264	—	269
Total other income (expense) - net	9,869	(34,704)	(180)	—	(25,015)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,849	(18,852)	96,172	—	81,169
(Benefit) provision for income taxes	—	(27,095)	252	(11,585)	(38,428)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	3,849	8,243	95,920	11,585	119,597

DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	—

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	115,748	34,944	—	(150,692)	—

NET INCOME	$119,597	$43,187	$95,920	$(139,107)	$119,597

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended September 30, 2013
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$33,381	$380,307	$(30,880)	$382,808

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	8,462	234,245	(30,880)	211,827
Depreciation and amortization	—	6,868	62,406	—	69,274
Selling, general and administrative	6,363	1,434	25,466	—	33,263
Loss (gain) on disposals of property and equipment	—	2	(67)	—	(65)
Total costs and expenses	6,363	16,766	322,050	(30,880)	314,299

INCOME (LOSS) FROM OPERATIONS	(6,363)	16,615	58,257	—	68,509

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(17,111)	(38)	38	(17,111)
Interest income	59	122	274	(38)	417
Loss on debt extinguishment	—	—	—	—	—
Other - net	2,496	(2,690)	(174)	—	(368)
Total other income (expense) - net	2,555	(19,679)	62	—	(17,062)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,808)	(3,064)	58,319	—	51,447
(Benefit) provision for income taxes	—	(3,826)	(1,652)	5,025	(453)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,808)	762	59,971	(5,025)	51,900

DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	—

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	55,708	15,898	—	(71,606)	—

NET INCOME	$51,900	$16,660	$59,971	$(76,631)	$51,900

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Nine months ended September 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$46,854	$1,269,101	$(47,783)	$1,268,172

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	7,243	749,886	(45,275)	711,854
Depreciation and amortization	—	13,152	217,403	(501)	230,054
Selling, general and administrative	17,563	3,650	72,851	(2,007)	92,057
Loss (gain) on disposals of property and equipment	—	402	1,318	—	1,720
Litigation settlement	—	—	(20,875)	—	(20,875)
Material charges and other operating expenses	—	—	8,300	—	8,300
Total costs and expenses	17,563	24,447	1,028,883	(47,783)	1,023,110

INCOME (LOSS) FROM OPERATIONS	(17,563)	22,407	240,218	—	245,062

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(74,309)	(1,304)	1,305	(74,308)
Interest income	274	1,746	1,006	(1,305)	1,721
Other - net	16,798	(16,782)	(643)	—	(627)
Total other income (expense) - net	17,072	(89,345)	(941)	—	(73,214)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(491)	(66,938)	239,277	—	171,848
(Benefit) provision for income taxes	—	(48,367)	37,618	(25,416)	(36,165)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(491)	(18,571)	201,659	25,416	208,013

DISCONTINUED OPERATIONS, NET OF TAX	—	4,023	—	—	4,023

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	212,527	52,525	—	(265,052)	—

NET INCOME	$212,036	$37,977	$201,659	$(239,636)	$212,036

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Nine months ended September 30, 2013
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$93,017	$1,179,913	$(87,001)	$1,185,929

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	25,771	698,570	(87,001)	637,340
Depreciation and amortization	—	32,144	168,277	—	200,421
Selling, general and administrative	22,462	3,885	69,610	—	95,957
Loss (gain) on disposals of property and equipment	—	231	(19,210)	—	(18,979)
Total costs and expenses	22,462	62,031	917,247	(87,001)	914,739

INCOME (LOSS) FROM OPERATIONS	(22,462)	30,986	262,666	—	271,190

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(53,377)	(106)	106	(53,377)
Interest income	153	358	739	(106)	1,144
Other - net	7,497	(7,460)	(1,642)	—	(1,605)
Total other income (expense) - net	7,650	(60,479)	(1,009)	—	(53,838)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(14,812)	(29,493)	261,657	—	217,352
(Benefit) provision for income taxes	—	(9,112)	34,644	(11,058)	14,474

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(14,812)	(20,381)	227,013	11,058	202,878

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	217,690	100,268	—	(317,958)	—

NET INCOME	$202,878	$79,887	$227,013	$(306,900)	$202,878

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended September 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$119,597	$43,187	$95,920	$(139,107)	$119,597

OTHER COMPREHENSIVE INCOME:
Pension and other postemployment benefit adjustments, net of income taxes
Amortization of net loss	3,190	3,190	—	(3,190)	3,190
Amortization of prior service credit	(737)	(737)	—	737	(737)

Total other comprehensive income	2,453	2,453	—	(2,453)	2,453

COMPREHENSIVE INCOME	$122,050	$45,640	$95,920	$(141,560)	$122,050

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended September 30, 2013
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$51,900	$16,660	$59,971	$(76,631)	$51,900

OTHER COMPREHENSIVE INCOME:
Pension and other postemployment benefit adjustments, net of income taxes
Amortization of net loss	4,500	4,500	—	(4,500)	4,500
Amortization of prior service credit	(799)	(799)	—	799	(799)

Total other comprehensive income	3,701	3,701	—	(3,701)	3,701

COMPREHENSIVE INCOME	$55,601	$20,361	$59,971	$(80,332)	$55,601

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Nine months ended September 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$212,036	$37,977	$201,659	$(239,636)	$212,036

OTHER COMPREHENSIVE INCOME:
Pension and other postemployment benefit adjustments, net of income taxes
Amortization of net loss	9,470	9,470	—	(9,470)	9,470
Amortization of prior service credit	(2,189)	(2,189)	—	2,189	(2,189)

Total other comprehensive income	7,281	7,281	—	(7,281)	7,281

COMPREHENSIVE INCOME	$219,317	$45,258	$201,659	$(246,917)	$219,317

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Nine months ended September 30, 2013
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$202,878	$79,887	$227,013	$(306,900)	$202,878

OTHER COMPREHENSIVE INCOME:
Pension and other postemployment benefit adjustments, net of income taxes
Amortization of net loss	13,359	13,359	—	(13,359)	13,359
Amortization of prior service credit	(2,373)	(2,373)	—	2,373	(2,373)

Total other comprehensive income	10,986	10,986	—	(10,986)	10,986

COMPREHENSIVE INCOME	$213,864	$90,873	$227,013	$(317,886)	$213,864

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidating Statements of Cash Flows
Nine months ended September 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$66,891	$294,344	$432,075	$(593,088)	$200,222

INVESTING ACTIVITIES:
Property, plant and equipment additions	—	(15,995)	(1,351,419)	—	(1,367,414)
Proceeds from disposals of property, plant and equipment	—	6,955	2,812	—	9,767
Investments in consolidated subsidiaries	—	(105,261)	—	105,261	—

Net cash used in investing activities	—	(114,301)	(1,348,607)	105,261	(1,357,647)

FINANCING ACTIVITIES:
Advances (to) from affiliates	(20,771)	(927,293)	532,376	415,688	—
Contributions from parent	—	—	105,261	(105,261)	—
Proceeds from borrowings	—	793,380	—	—	793,380
Debt issue costs	—	(687)	—	—	(687)
Dividends paid	(25,123)	(75,000)	(102,400)	177,400	(25,123)
Excess tax benefits from share-based compensation	—	15	—	—	15
Proceeds from exercise of share options	4,725	—	—	—	4,725

Net cash provided by (used in) financing activities	(41,169)	(209,585)	535,237	487,827	772,310

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,722	(29,542)	(381,295)	—	(385,115)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,292	92,116	936,436	—	1,092,844

CASH AND CASH EQUIVALENTS, END OF PERIOD	$90,014	$62,574	$555,141	$—	$707,729

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Rowan Companies plc is a global provider of offshore oil and gas contract drilling services with a focus on high-specification and premium jack-up rigs and high-specification ultra-deepwater rigs, which our customers use for both exploratory and development drilling. As of October 20, 2014, the date of our most recent Fleet Status Report, we had six jack-ups in the North Sea, ten in the Middle East, seven in the US GOM including two cold-stacked, two in each of Malaysia, Trinidad and Indonesia, and one in Tunisia. Additionally, we have one ultra-deepwater drillship relocating from Angola to the Canary Islands and another that commenced initial drilling operations in the US GOM in mid October.

Revenues for the three months ended September 30, 2014, were up by approximately $85 million, or 22% over the comparable prior-year period as a result of the April 2014 commencement of operations of the Rowan Renaissance, which contributed approximately $53 million of revenues in the period, and higher overall utilization and average day rates.

Our utilization and average day rates by rig classification were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Utilization: (1)
Ultra-deepwater drillship	87%	N/A	76%	N/A
High specification jack-up (2)	86%	89%	85%	93%
Premium jack-up(3)	99%	79%	91%	74%
Conventional jack-up	33%	25%	31%	24%
Total fleet	84%	80%	81%	81%

Average day rate: (4)
Ultra-deepwater drillship	$660,170	N/A	$640,980	N/A
High specification jack-up	$205,284	$196,187	$203,588	$199,472
Premium jack-up	$119,147	$105,675	$117,709	$101,882
Conventional jack-up	$109,299	$95,472	$115,855	$104,738
Total fleet	$190,526	$169,164	$182,869	$171,765

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

The Rowan Renaissance, the first of our four new drillships, was delivered in January 2014 and commenced drilling operations offshore West Africa on April 22 under a three-year contract.

Our second ultra-deepwater drillship, the Rowan Resolute, was delivered in late July 2014 and commenced operations under a three-year contract in the US GOM on October 16, 2014, at an effective day rate of $608,000. Our two remaining ultra-deepwater drillships under construction, the Rowan Reliance and the Rowan Relentless, are scheduled for delivery in mid November 2014 and late March 2015, respectively. The Rowan Reliance has a three-year contract that is expected to commence operations in the US GOM in late February 2015 at an effective day rate of $602,000, and the Rowan Relentless has a two-year contract that is expected to commence operations in the US GOM in the third quarter of 2015 at an effective day rate of $582,000.

KEY PERFORMANCE MEASURES

The following table presents certain key performance measures for our fleet:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues (in thousands):
North Sea	$117,283	$104,006	$328,024	$378,761
Middle East(1)	125,121	114,528	362,751	317,930
US GOM	61,900	61,297	182,757	170,941
Southeast Asia	57,303	46,927	166,113	155,262
West Africa	52,676	—	78,387	—
Other international(2)	42,186	46,254	118,456	136,095
Subtotal - Day rate revenues	456,469	373,012	1,236,488	1,158,989
Other revenues(3)	11,223	9,796	31,684	26,940
Total revenues	$467,692	$382,808	$1,268,172	$1,185,929
Revenue-producing days:(4)
North Sea	414	370	1,161	1,419
Middle East	887	835	2,599	2,324
US GOM	429	437	1,208	1,250
Southeast Asia	368	291	1,054	951
West Africa	80	—	122	—
Other international	219	272	617	804
Total revenue-producing days	2,396	2,205	6,762	6,748
Average day rate:(4)
North Sea	$283,614	$281,118	$282,503	$266,930
Middle East	$141,140	$137,214	$139,559	$136,787
US GOM	$144,224	$140,154	$151,284	$136,769
Southeast Asia	$155,715	$161,400	$157,554	$163,302
West Africa	$660,166	$—	$640,982	$—
Other international	$192,788	$169,869	$192,127	$169,338
Total fleet	$190,526	$169,164	$182,869	$171,765
Utilization:(5)
North Sea	75%	67%	71%	87%
Middle East	96%	91%	95%	81%
US GOM	67%	68%	63%	65%
Southeast Asia	100%	79%	97%	87%
West Africa	87%	—%	76%	—%
Other international	79%	99%	75%	98%
Total fleet	84%	80%	81%	81%

(1) Our rigs operating in the Middle East are located in Saudi Arabia and Qatar.
(2) "Other international" includes two rigs operating in Trinidad. Additionally, another rig operated in Egypt in 2013 and 2014 and Morocco and Tunisia in 2014.
(3) Other revenues, which are primarily revenues received for contract reimbursable costs, are excluded from the computation of average day rate.
(4) Average day rate is computed by dividing day rate revenues by the number of revenue-producing days, including fractional days. Day rate revenues include the contractual rates and amounts received in lump sum, such as for rig mobilization or capital improvements, which are amortized over the initial term of the contract. Revenues attributable to reimbursable expenses are excluded from average day rates. Total revenue-producing days may not sum due to rounding.

(5) Utilization is the number of revenue-producing days, including fractional days, divided by the aggregate number of calendar days in the period, or, with respect to new rigs entering service, the number of calendar days in the period from the date the rig was placed in service.

RESULTS OF OPERATIONS

Three months ended September 30, 2014, compared to three months ended September 30, 2013

Our operating results for the three months ended September 30, 2014 and 2013 are highlighted below (dollars in millions):

	Three months ended September 30, 2014		Three months ended September 30, 2013
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$467.7	100%	$382.8	100%
Direct operating costs (excluding items below)	(246.9)	-53%	(211.8)	-55%
Depreciation expense	(81.5)	-17%	(69.3)	-18%
Selling, general and administrative expenses	(33.0)	-7%	(33.3)	-9%
Net (loss) gain on disposals of property and equipment	(0.1)	—%	0.1	—%
Operating income	$106.2	23%	$68.5	18%

Revenues for the three months ended September 30, 2014, increased by $84.9 million or 22% compared to the three months ended September 30, 2013, as a result of the following (in millions):

Increase

Addition of the Rowan Renaissance	$52.7
Higher jack-up utilization	18.8
Higher average day rates	12.0
Revenues for reimbursable costs and other, net	1.4
Net increase	$84.9

The number of revenue-producing days increased by 191, or approximately 9%, to 2,396 for the three months ended September 30, 2014, compared to the comparable prior-year period, due in part to the commencement of operations of the Rowan Renaissance and the return to work of the Rowan Gorilla VII, which was out of service for most of the prior year quarter for leg repairs, partially offset by out-of-service time for the Rowan Viking. The Rowan Viking entered a shipyard in early May 2014 for inspections and equipment modifications in preparation for a long-term, 15-well contract and returned to work offshore Norway in August 2014.

Operating costs for the three months ended September 30, 2014, increased by $35.1 million or 17% compared to the three months ended September 30, 2013 as a result of the following (in millions):

Increase

Addition of the Rowan Renaissance	$20.6
Expansion of foreign shorebases	3.3
Other, net, including reimbursable costs	11.2
Net increase	$35.1

Our operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses and material charges) was approximately 47% of revenues in the third quarter of 2014 compared to 45% in the third quarter of 2013.  Margins were favorably impacted as a result of the commencement of operations of the Rowan Renaissance and lower out-of-service time, on average, for several rigs in the fleet.

Depreciation increased by $12.2 million or 18% compared to the third quarter of 2013 due to the addition of the Rowan Renaissance and improvements to the fleet.

Selling, general and administrative expenses were down 1% from the prior-year period, due in part to lower stock market valuation of equity compensation expense recorded under the liability method of accounting.

Our effective tax rate for the three months ended September 30, 2014, was -47.4% as compared to -0.9% for the comparable prior-year period. The negative effective rate for 2014 was primarily the result of a settlement agreement reached with the U.S. Internal Revenue Service in the third quarter of 2014 in connection with U.S. tax return issues of certain prior-year periods. We estimate our effective tax rate in the fourth quarter of 2014 to be in the low single digits.

Nine months ended September 30, 2014, compared to nine months ended September 30, 2013

Our operating results for the nine months ended September 30, 2014 and 2013 are highlighted below (dollars in millions):

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$1,268.2	100%	$1,185.9	100%
Direct operating costs (excluding items below)	(711.9)	-56%	(637.3)	-54%
Depreciation expense	(230.0)	-18%	(200.4)	-17%
Selling, general and administrative expenses	(92.1)	-7%	(96.0)	-8%
Net (loss) gain on disposals of property and equipment	(1.7)	—%	19.0	2%
Litigation settlement	20.9	2%	—	—%
Material charges and other operating expenses	(8.3)	-1%	—	—%
Operating income	$245.1	19%	$271.2	23%

Revenues for the nine months ended September 30, 2014, increased by $82.3 million or approximately 7% compared to the prior-year period as a result of the following (in millions):

Increase (decrease)

Addition of the Rowan Renaissance	$78.4
Higher average day rates	17.8
Revenues for reimbursable costs and other, net	4.7
Lower jack-up utilization	(18.6)
Net increase	$82.3

The number of revenue-producing days increased by 14, or less than 1%, to 6,762 for the nine months ended September 30, 2014, compared to the comparable prior-year period. The increase was due in part to the commencement of operations of the Rowan Renaissance and reduced shipyard time on several rigs, partially offset by out-of-service time for the Rowan Gorilla VI and the Rowan Viking. The Rowan Gorilla VI entered the shipyard in the second quarter 2013 for upgrades and inspections in preparation for a 3-1/2 year contract, which commenced operations in early September 2014 offshore Norway.

Operating costs for the nine months ended September 30, 2014, increased by $74.6 million or 12% compared to the comparable prior-year period as a result of the following (in millions):

Increase

Addition of the Rowan Renaissance	$32.2
Expansion of foreign shorebases	14.0
Other, net, including reimbursable costs	28.4
Net increase	$74.6

Our operating margin (revenues in excess of operating costs, other than depreciation, selling, general and administrative expenses, litigation settlement and material charges) was approximately 44% of revenues in the first nine months of 2014 compared to 46% in the first nine months of 2013. The decline in margin was primarily attributable to out-of-service time on the Rowan Gorilla VI and Rowan Viking, among others.

Depreciation increased by $29.6 million or 15% over the 2013 period primarily due to the addition of the Rowan Renaissance and improvements to the existing fleet.

Selling, general and administrative expenses decreased by $3.9 million or 4% due in part to lower stock market valuation of equity compensation expense recorded under the liability method of accounting and to lower incentive-based compensation due to lower projected performance.

In the first quarter of 2014, the Company settled its litigation with the owners and operators of a tanker that collided with the
EXL I in May 2012 and received $20.9 million in cash as compensation for damages incurred in 2012 for repair costs to and loss of use of the rig. Such amount was recognized as a component of operating income in the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, we recognized an $8.3 million noncash impairment charge for the carrying value of the Company's sole aircraft, which has been used to support operations. The impairment charge is classified as material charges and other operating expenses in the condensed consolidated statements of income.

Our effective tax rate for the nine months ended September 30, 2014, was -21.1% compared to 6.7% for the comparable prior-year period. The negative effective rate for 2014 was primarily the result of a settlement agreement reached with the U.S. Internal Revenue Service in the third quarter of 2014 in connection with U.S. tax return issues of certain prior year periods. We estimate our effective tax rate in the fourth quarter of 2014 to be in the low single digits.

Outlook

Our backlog by geographic area as of the date of our most recent Fleet Status Report compared to our backlog as reported in our 2013 Form 10-K, is set forth below (in millions):

	October 20, 2014	February 20, 2014

US GOM	$2,244	$1,861
North Sea	1,134	1,405
Middle East	1,623	1,029
Southeast Asia	91	160
West Africa	75	226
Other international	276	297
	$5,443	$4,978

Backlog for the US GOM includes in part $1.1 billion attributable to the two drillships currently under construction, $659 million for the Rowan Resolute and $456 million attributable to the Rowan Renaissance. For purposes of computing backlog, we have assumed the Rowan Renaissance will relocate to the US GOM for the second and third year of its three-year contract based on initial discussions with the customer, in which case the rig will earn a day rate of $620,000 and $630,000, respectively. Alternatively, if the rig operates in West Africa during years two and three, the day rate would increase to $650,000 and $660,000, respectively.

We estimate our backlog will be realized as follows (in millions):

2014	$417
2015	1,845
2016	1,603
2017	1,007
2018 and later years	571
$5,443

Newbuild deliveries in recent months have increased the pool of rigs competing for contracts in many areas in which we operate, putting downward pressure on utilization and day rates. As of October 22, 2014, there were approximately 144 jack-up rigs under construction worldwide for delivery through 2017 (27% of the current jack-up fleet), including 61 that are considered high-specification (94% of the current high-specification fleet). Approximately 32 of these jack-up rigs are scheduled for delivery over the next six months, the majority of which are not contracted. Utilization and day rates in certain regions may come under additional pressure as these rigs enter the worldwide fleet.

About 87% of our remaining available rig days in 2014 (excluding our two cold-stacked rigs) and 56% of available rig days in 2015 were under contract or commitment as of October 20, 2014. As of that date, we had two rigs without contracts (excluding the two cold-stacked rigs) and another four rigs with contract terms ending in 2014. Failure to obtain or renew contracts would significantly impact the company's results of operations and cash flow.

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

Our out-of-service days declined to approximately 9% of available rig days in the third quarter 2014, from 13% in the second quarter 2014, as compared to 13% in the third quarter 2013.  Out-of-service days for the third quarter 2014 were favorably impacted in part by lower off-rate time for the Rowan Gorilla III and Cecil Provine, which were out of service for part of the second quarter for repairs and inspections. We currently estimate out-of-service days for our jack-up fleet to range from 7% to 8% of available rig days in the fourth quarter of 2014 for inspections and special surveys, customer required equipment upgrades and other equipment modifications. In the event rigs rolling off contracts are relocated to other operating regions, we will likely incur additional out-of-service time and other costs. We expect out-of-service time for 2015 to range from 3% to 6%, subject to fleet repositioning and market conditions.

Operational Downtime – We define operational downtime as the unbillable time a rig is under contract and unable to conduct planned operations due to equipment breakdowns or procedural failures. Our operational downtime, which is in addition to out-of-service days, was less than 1% of in-service days for the three months ended September 30, 2014. We estimate operational downtime for our jack-up fleet will typically approximate 2.5% of operating days on a go-forward basis.

During the third quarter of 2014, the number of off-rate days for the Rowan Renaissance ultra-deepwater drillship declined to 12, which included 11 out-of-service days for commissioning of late-arriving equipment and less than one day of operational downtime. This compares to 26 off-rate days in the second quarter of 2014, including 11 out-of-service days and 15 days of operational downtime. The Rowan Renaissance commenced operations on April 22, 2014, following its delivery from the shipyard in January 2014.

Our second ultra-deepwater drillship, the Rowan Resolute, began operating in the US GOM on October 16, 2014. The Rowan Resolute will be out of service for approximately one week during the fourth quarter of 2014 for final commissioning of its blowout preventer. We do not anticipate any other out-of-service days for our drillships for the remainder of 2014.

We estimate that operational downtime for our newly constructed ultra-deepwater drillships will be less than 5% of operating days following an initial break-in period of operations, which could range from approximately six months to one year, during which time the actual rate could be somewhat higher.

Other Matters – Over the last several quarters, the Company has incurred substantial "off-rig" costs in preparation for its entrance into the ultra-deepwater market. The growth of such costs, which primarily consist of personnel costs in support of deepwater operations, has moderated in 2014 and such costs have been offset by revenue from the commencement of operations of our first two ultra-deepwater drillships in April and October, respectively. We do not expect any significant increases in "off-rig" costs in 2015.

In July 2014, the U.K. government enacted tax legislation effective retroactively from April 1, 2014, that limits the tax deduction available for bareboat charter leasing payments to associated persons with respect to offshore drilling rigs operating in the U.K. Continental Shelf. Such legislation will result in higher income taxes for our rigs operating in the U.K. sector of the North Sea. We expect to have three rigs working in the U.K. sector in 2014 that will be affected by the new legislation. We expect the 2014 full-year tax impact to range from $10-$11 million, which includes $6-$7 million of current year impact and a $4 million potential tax risk recognized in the third quarter with respect to our U.K. net operating loss carryforwards which we may not be able to utilize under the new law.

We have recently engaged a broker to assist in the potential sale of certain of our older jack-up rigs.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios follows (dollars in millions):

	September 30, 2014	December 31, 2013

Cash and cash equivalents	$707.7	$1,092.8
Current assets (excluding assets of discontinued operations)	$1,300.7	$1,505.1
Current liabilities (excluding liabilities of discontinued operations)	$262.1	$334.5
Current ratio (excluding assets and liabilities of discontinued operations)	4.96	4.50
Long-term debt	$2,807.5	$2,008.7
Shareholders' equity	$5,110.0	$4,893.8
Long-term debt/total capitalization	0.35	0.29

Sources and uses of cash and cash equivalents were as follows (in millions):

	Nine months ended September 30,
	2014	2013

Net cash provided by operating activities	$200.2	$392.0
Capital expenditures	(1,367.4)	(455.2)
Proceeds from borrowings, net of issue costs	792.7	—
Payment of cash dividends	(25.1)	—
Proceeds from disposals of property and equipment	9.8	42.3
Proceeds from exercise of share options	4.7	2.9
Other	—	2.9
Total net use	$(385.1)	$(15.1)

Operating Cash Flows

Cash flows from operations decreased by approximately $191.8 million to $200.2 million in the nine months ended September 30, 2014, from $392.0 million in the comparable prior-year period due in part to the timing of collection of accounts receivables and to higher pension contributions in the 2014 period.  Additionally, the prior-year period included the receipt of approximately $36 million from a customer for contractually required capital upgrades to the Gilbert Rowe.

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

At September 30, 2014, RCI’s non-U.S. subsidiaries held approximately $204 million of the $708 million of consolidated cash and cash equivalents.   The Company has significant net assets, liquidity, contract backlog and/or other financial resources available to meet its operational and capital investment requirements and otherwise allow us to continue to maintain our policy of reinvesting such undistributed earnings outside the U.K. and U.S. indefinitely.

Investing Activities

In January 2014, the Company took delivery of the first of four newly constructed drillships, the Rowan Renaissance, which commenced drilling operations offshore West Africa under a three-year contract in April 2014 at an effective day rate of $625,000.
On July 22, 2014, the Company took delivery of its second ultra-deepwater drillship, the Rowan Resolute, which commenced operations under a three-year contract in the US GOM on October 16, 2014, at an effective day rate of $608,000. The Company's two remaining ultra-deepwater drillships under construction, the Rowan Reliance and the Rowan Relentless, are scheduled for delivery in mid November 2014 and late March 2015, respectively. See Note 4 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for the status of our newbuild rig projects.

Capital expenditures totaled $1.367 billion for the first nine months of 2014, and included the following:

•	$1.044 billion for construction of the ultra-deepwater drillships Rowan Renaissance, Rowan Resolute, Rowan Reliance and Rowan Relentless;

•	$284.3 million for improvements to the existing fleet, including contractually required modifications; and

•	$38.9 million for rig equipment inventory and other.

For the remainder of 2014, we expect our capital expenditures to be approximately $708 million, including $541 million in connection with construction of the Company's ultra-deepwater drillships, $77 million for mobilization, commissioning, riser gas-handling equipment, software certifications and drillship fleet spares to support our deepwater operations, $45 million for life enhancement projects and existing fleet maintenance capital, $20 million for partially reimbursed contractually required modifications to the fleet, and $25 million for equipment spares, drill pipe, and improvements to our shore bases.

We are currently estimating our 2015 capital expenditures to be approximately $850 to $900 million, with approximately $575 to $600 million for the remaining two drillships under construction and related costs (including rig mobilizations and associated costs prior to going on rate), and the remainder for jack-up fleet contractual modifications, life enhancement projects, fleet spares, and fleet maintenance and upgrades. Such estimates are subject to revision pending completion of our annual budget process.

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

On January 23, 2014, the Company amended and restated its credit agreement to increase the borrowing capacity under the revolving credit facility from $750 million to $1.0 billion, among other things. There were no amounts drawn under the revolving credit facility at September 30, 2014.

Management expects to fund its cash requirements over the next twelve months from available cash and cash flows from operating activities and the revolving credit facility.

Restrictive provisions in the Company’s credit agreement require the Company to maintain a minimum level of shareholders’ equity equal to no less than the 67% of the book value of outstanding debt.  We were in compliance with our debt covenants at September 30, 2014, and we do not expect to encounter difficulty complying in the following twelve-month period.

On April 25, 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share, paid on May 20, 2014, to shareholders of record at the close of business on May 5, 2014.

On July 31, 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share, paid on August 26, 2014, to shareholders of record at the close of business on August 11, 2014.

On October 30, 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on November 25, 2014, to shareholders of record at the close of business on November 11, 2014.

During the third quarter of 2014, we completed a capital reduction under U.K. law, which increased the Company's distributable reserves and will provide the Company with greater flexibility to increase shareholder return in the form of dividends and share repurchases. The Capital Reduction was authorized by our Board of Directors and approved by our shareholders at a general meeting on August 15, 2014. The Capital Reduction was achieved through the issuance and cancellation of $2.0 billion of newly created Class C shares pursuant to a customary, court approved process in the U.K.

The Capital Reduction Shares had no substantive economic rights, provided no voting rights and otherwise provided extremely limited rights (e.g., no right to receive any dividends or other distributions). Once the Capital Reduction Shares were cancelled on September 17, 2014, $2.0 billion of the shareholders’ equity of Rowan Companies plc (the parent company of the Rowan group of companies) that could not be distributed under U.K. law may now be used for dividends, future distributions or share repurchases as determined by our Board of Directors, subject to compliance with applicable rules and limitations under U.K. law.

The Capital Reduction did not involve any distribution or repayment of capital, nor did it have an impact on the underlying net assets of the Company. There was no net impact on our shareholders’ equity for the three-month period ended September 30, 2014 (or any period) as a result of the Capital Reduction.

Critical Accounting Policies and Management Estimates

The Company’s significant accounting policies are presented in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of our 2013 Form 10-K.  These policies, and management judgments, assumptions and estimates made in their application underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that our most critical accounting policies and management estimates involve carrying values of long-lived assets, pension and other postemployment benefit liabilities and costs (specifically, assumptions used in actuarial calculations), and income taxes (particularly our estimated reserves for uncertain tax positions), as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

During the quarter ended September 30, 2014, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates were based.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “could,” “may,” “might,” “should,” “will,” “forecast,” “potential,” “outlook,” “scheduled,” “predict,” “will be,” “will continue,” “will likely,” “result,” and similar words and specifically include statements regarding expected financial performance; dividends and share repurchases; growth strategies; expected utilization, day rates, revenues, operating expenses, contract terms, contract backlog, capital expenditures, tax rates and positions, insurance coverages, access to financing and funding sources; the availability, delivery, mobilization, contract commencement, relocation or other movement of rigs and the timing thereof; future rig construction

(including construction in progress and completion thereof), enhancement, upgrade or repair and costs and timing thereof; the suitability of rigs for future contracts; general market, business and industry conditions, trends and outlook; future operations; the impact of increasing regulatory  requirements and complexity; expected contributions from our new rigs and our entry into the ultra-deepwater market; divestiture of selected assets; expense management; the likely outcome of legal proceedings or insurance or other claims and the timing thereof; activity levels in the offshore drilling market; customer drilling programs; and commodity prices. Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

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

•
terrorism, piracy, cyber-breaches, outbreaks of any disease or epidemic and other related travel restrictions, political instability, hostilities, acts of war, nationalization, expropriation, confiscation or deprivation of our assets or military action impacting our operations, assets or financial performance in any of our areas of operations;

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

•	potential long-lived asset impairments;

•	costs and uncertainties associated with our redomestication, or changes in laws that could reduce or eliminate the anticipated benefits of the transaction;

•	impacts of any global financial or economic downturn;

•	effects of accounting changes and adoption of accounting policies;

•	potential return to shareholders in the form of dividends and share repurchases;

•	potential unplanned expenditures and funding requirements, including investments in pension plans and other benefit plans; and

•	other important factors described from time to time in the reports filed by us with the Securities and Exchange Commission, and the New York Stock Exchange.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding debt at September 30, 2014, consisted of fixed-rate debt with a carrying value of $2.808 billion and a weighted-average annual interest rate of 5.6%.  Due to the fixed-rate nature of our debt, we believe that our exposure to risk of earnings loss due to changes in market interest rates is not material.

We have a $1.0 billion revolving credit facility that expires in January 2019.  There were no borrowings outstanding under the facility at September 30, 2014.

The majority of our transactions are denominated in U.S. dollars, although a significant volume of transactions are conducted in British pounds. In order to reduce the impact of exchange rate fluctuations, we generally require customer payments to be in U.S. dollars and generally limit local currency holdings to the extent they are needed to pay liabilities denominated in local currencies.  In certain countries in which we operate or have operated in the past such as Egypt and Angola, local laws or contracts may require us to receive payment for a portion of the contract in the local currency.  In such instances, we may hold a greater amount of local currency than would otherwise be the case exposing us to devaluation and other risk of exchange loss.

Fluctuating commodity prices affect our future earnings materially to the extent that they influence demand for our products and services.  As a general practice, we do not hold or issue derivative financial instruments and had no derivatives outstanding during the periods covered by this report.

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. Security holders and potential investors in our securities should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, in addition to other information in such annual report and in our Quarterly Reports on Form 10-Q.  These risk factors are important factors that could cause our actual results to differ materially from those currently anticipated or expected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to acquisitions of our shares for the third quarter of 2014:

Month ended	Total number of shares acquired [1]	Average price paid per share [1]	Total number of shares purchased as part of publicly announced plans or programs [2]	Approximate dollar value of shares that may yet be purchased under the plans or programs [2]
Balance forward				$—
July 31, 2014	5,055	$30.60	—	—
August 31, 2014	1,913	$29.62	—	—
September 30, 2014	5,480	$29.49	—	—
Total	12,448	$29.96	—

[1] The total number of shares acquired includes shares acquired from employees by an affiliated employee benefit trust upon forfeiture of nonvested awards or in satisfaction of tax withholding requirements and shares purchased, if any, pursuant to a publicly announced share repurchase program. The price paid for shares acquired as a result of forfeitures is the par value of $0.125 per share. The price paid for shares acquired in satisfaction of withholding taxes is the share price on the date of the transaction. There were no shares repurchased under any share repurchase program during the third quarter of 2014.

[2] The ability to make share repurchases is subject to the discretion of the Board of Directors and the limitations set forth in the Companies Act, which generally provide that share repurchases may only be made out of distributable reserves. In addition, U.K. law also generally prohibits a company from repurchasing its own shares through “off market purchases” without the prior approval of shareholders, which approval lasts for a maximum period of five years. Prior to and in connection with the redomestication, the Company obtained approval to purchase its own shares. To effect such repurchases, the Company entered into a purchase agreement with a specified dealer in July 2012, pursuant to which the Company may purchase up to a maximum of 50,000,000 shares over a five-year period, subject to an annual cap of 10% of the shares outstanding at the beginning of each applicable year. Subject to Board approval, share repurchases may be commenced or suspended from time to time without prior notice and, in accordance with the shareholder approval and U.K. law, any shares repurchased by the Company will be cancelled. The authority to repurchase shares terminates in April 2017 unless otherwise reapproved by the Company’s shareholders prior to that time. U.K. law prohibits the Company from conducting “on market purchases” because its shares are not traded on a recognized investment exchange in the U.K.

Restrictive provisions in the Company’s debt agreements require the Company to maintain a minimum level of shareholders’ equity equal to no less than the 67% of the book value of outstanding debt.  We were in compliance with this covenant at September 30, 2014.

On April 25, 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share, paid on May 20, 2014, to shareholders of record at the close of business on May 5, 2014.

On July 31, 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share, paid on August 26, 2014, to shareholders of record at the close of business on August 26, 2014.

On October 30, 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on November 25, 2014, to shareholders of record at the close of business on November 11, 2014.

We expect to continue paying quarterly dividends for the foreseeable future; however, our Board of Directors may change the timing and payment amount depending on various factors including our profitability, liquidity, financial condition, reinvestment opportunities, capital requirements and market outlook.

Item 6.  Exhibits

The following is a list of exhibits filed with this Form 10-Q:

10.1* †	Form of Waiver and Release Agreement between Rowan Companies, Inc. and John L. Buvens, Jr. dated October 15, 2014.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

__________________
* Filed or furnished herewith.
† Executive compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROWAN COMPANIES PLC
(Registrant)

Date: November 7, 2014	/s/ J. KEVIN BARTOL
J. Kevin Bartol
Executive Vice President,
Chief Financial Officer and Treasurer

Date: November 7, 2014	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Vice President and Controller
(Chief Accounting Officer)