Form 10-Q
period 2015-03-31
ROWAN COMPANIES PLC
filed 2015-05-07
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

The number of Class A ordinary shares, $0.125 par value, outstanding at April 30, 2015, was 124,762,684, which excludes 1,166,123 shares held by an affiliated employee benefit trust.

ROWAN COMPANIES PLC

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

•
changes or delays in actual contract commencement dates; contract terminations, contract extensions, contract option exercises, contract revenues, contract awards; the termination of contracts or renegotiation of contract terms by customers, or payment or operational delays by our customers;

•	potential delays for our recently delivered drillship, such as customer acceptance or readiness to drill;

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

In addition to the risks, uncertainties and assumptions described above, you should also carefully read and consider the risk factors and forward-looking statement disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2014. We disclaim any obligation to update or revise any forward-looking statements except as required by applicable law or regulation.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ROWAN COMPANIES PLC AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,792	$339,154
Receivables - trade and other	503,151	545,204
Prepaid expenses and other current assets	24,903	29,253
Deferred tax assets - net	27,144	27,485
Total current assets	611,990	941,096

PROPERTY, PLANT AND EQUIPMENT:
Drilling equipment	8,440,018	7,639,171
Construction in progress	737,298	1,023,646
Other property and equipment	138,623	137,365
Property, plant and equipment - gross	9,315,939	8,800,182
Less accumulated depreciation and amortization	1,451,913	1,367,970
Property, plant and equipment - net	7,864,026	7,432,212

Other assets	35,948	37,884

TOTAL ASSETS	$8,511,964	$8,411,192

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (In thousands, except shares) (Unaudited)

	March 31, 2015	December 31, 2014
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$118,073	$102,773
Deferred revenues	37,352	36,189
Accrued pension and other postemployment benefits	26,219	26,219
Accrued compensation and related employee costs	53,798	88,186
Accrued income taxes	25,565	13,265
Accrued interest	35,363	47,414
Other current liabilities	21,863	19,175
Total current liabilities	318,233	333,221

Long-term debt	2,807,114	2,807,324
Other liabilities	373,373	368,266
Deferred income taxes - net	206,898	210,982
Commitments and contingent liabilities (Note 4)

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value, 125,928,807 and 124,828,807 shares issued at March 31, 2015, and December 31, 2014, respectively	15,741	15,604
Additional paid-in capital	1,440,690	1,436,910
Retained earnings	3,578,100	3,466,993
Cost of 1,165,394 and 264,903 treasury shares at March 31, 2015, and December 31, 2014, respectively	(11,453)	(7,990)
Accumulated other comprehensive loss	(216,732)	(220,118)
Total shareholders' equity	4,806,346	4,691,399

TOTAL LIABILITIES AND EQUITY	$8,511,964	$8,411,192

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2015	2014

REVENUES	$547,039	$377,602

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	255,734	220,369
Depreciation and amortization	89,690	70,873
Selling, general and administrative	27,586	29,875
(Gain) loss on disposals of property and equipment	(513)	803
Litigation settlement	—	(20,875)
Total costs and expenses	372,497	301,045

INCOME FROM OPERATIONS	174,542	76,557

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(32,746)	(20,960)
Interest income	155	587
Other - net	(1,041)	(351)
Total other income (expense) - net	(33,632)	(20,724)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	140,910	55,833
Provision for income taxes	17,241	281

NET INCOME FROM CONTINUING OPERATIONS	123,669	55,552

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	4,043

NET INCOME	$123,669	$59,595

INCOME PER SHARE - BASIC:
Income from continuing operations	$0.99	$0.45
Discontinued operations	$—	$0.03
Net income	$0.99	$0.48

INCOME PER SHARE - DILUTED:
Income from continuing operations	$0.99	$0.45
Discontinued operations	$—	$0.03
Net income	$0.99	$0.48

CASH DIVIDENDS DECLARED PER SHARE	$0.10	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014

NET INCOME	$123,669	$59,595

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustment for amounts recognized in net income as a component of net periodic benefit cost, net of income tax expense of $1,808 and $1,287, respectively	3,386	2,404

COMPREHENSIVE INCOME	$127,055	$61,999

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
CASH PROVIDED BY OPERATIONS:
Net income	$123,669	$59,595
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	90,564	70,873
Deferred income taxes	(7,541)	(1,489)
Provision for pension and other postemployment benefits	7,844	6,170
Share-based compensation expense	5,190	7,547
Gain on disposals of property, plant and equipment	(513)	(1,110)
Other postemployment benefit claims paid	(1,115)	(894)
Contributions to pension plans	(375)	(6,448)
Changes in current assets and liabilities:
Receivables - trade and other	42,053	(39,090)
Prepaid expenses and other current assets	4,350	12,248
Accounts payable	6,894	(13,637)
Accrued income taxes	12,300	9,222
Deferred revenues	1,163	(13,502)
Other current liabilities	(47,075)	(11,037)
Net changes in other noncurrent assets and liabilities	7,358	2,075
Net cash provided by operations	244,766	80,523

CASH USED IN INVESTING ACTIVITIES:
Capital expenditures	(514,265)	(532,518)
Proceeds from disposals of property, plant and equipment	1,680	6,600
Net cash used in investing activities	(512,585)	(525,918)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings	—	793,380
Dividends paid	(12,562)	—
Debt issue costs	—	(687)
Excess tax benefit (deficit) from share-based compensation	(1,981)	(563)
Proceeds from exercise of share options	—	810
Net cash provided by (used in) financing activities	(14,543)	792,940

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(282,362)	347,545
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	339,154	1,092,844
CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,792	$1,440,389

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares outstanding	Class A ordinary shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance, January 1, 2014	124,237	$15,597	$1,407,031	$3,619,540	$(5,962)	$(142,445)	$4,893,761
Net shares issued (acquired) under share-based compensation plans	78	2	529	—	(4,381)	—	(3,850)
Share-based compensation	—	—	5,717	—	—	—	5,717
Excess tax benefit (deficit) from share-based compensation plans	—	—	(563)	—	—	—	(563)
Retirement benefit adjustments, net of taxes of $1,287	—	—	—	—	—	2,404	2,404
Other	—	—	—	—	—	(287)	(287)
Net income	—	—	—	59,595	—	—	59,595
Balance, March 31, 2014	124,315	$15,599	$1,412,714	$3,679,135	$(10,343)	$(140,328)	$4,956,777

Balance, January 1, 2015	124,564	$15,604	$1,436,910	$3,466,993	$(7,990)	$(220,118)	$4,691,399
Net shares issued (acquired) under share-based compensation plans	199	137	—	—	(3,463)	—	(3,326)
Share-based compensation	—	—	5,761	—	—	—	5,761
Excess tax benefit (deficit) from share-based compensation plans	—	—	(1,981)	—	—	—	(1,981)
Retirement benefit adjustments, net of taxes of $1,808	—	—	—	—	—	3,386	3,386
Dividends	—	—	—	(12,562)	—	—	(12,562)
Net income	—	—	—	123,669	—	—	123,669
Balance, March 31, 2015	124,763	$15,741	$1,440,690	$3,578,100	$(11,453)	$(216,732)	$4,806,346

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Nature of Operations

The financial statements included in this Form 10-Q are presented in United States (U.S.) dollars and include the accounts of Rowan Companies plc ("Rowan plc") and its subsidiaries.  Intercompany balances and transactions are eliminated in consolidation.  Unless the context otherwise requires, the terms “Company,” “we,” “us” and “our” are used to refer to Rowan plc and its consolidated subsidiaries.

The financial statements included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission.  Certain information and notes have been condensed or omitted as permitted by those rules and regulations.  Management believes the accompanying financial statements contain all adjustments, which are of a normal recurring nature unless otherwise noted, necessary for a fair statement of the results for the interim periods presented.  The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of results to be expected for the full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

We are a global provider of offshore oil and gas contract drilling services utilizing a fleet of 30 self-elevating mobile offshore “jack-up” drilling units and four ultra-deepwater drillships.  Historically, our primary focus has been on high-specification and premium jack-up rigs, which our customers use for exploratory and development drilling and associated drilling services.  In 2009, we began executing a new strategic plan that included divesting non-core assets and investing in ultra-deepwater assets, with a goal of balancing our earnings from jack-ups and deepwater rigs over the long term. In 2011 and 2012 we entered into contracts for the construction of four ultra-deepwater drillships, and during 2014, we took delivery of the first three drillships: the Rowan Renaissance, which commenced drilling operations offshore West Africa in April 2014; the Rowan Resolute, which commenced operations in the United States Gulf of Mexico (US GOM) in October 2014; and the Rowan Reliance, which commenced operations in the US GOM in February 2015. Our fourth drillship, the Rowan Relentless, was delivered in late March 2015 and is expected to commence operations in the US GOM in July 2015.

The Company conducts offshore drilling operations in various markets throughout the world including the US GOM, the United Kingdom (U.K.) and Norwegian sectors of the North Sea, the Middle East, West and North Africa, Southeast Asia and Trinidad.

The financial information as of December 31, 2014, presented in this report does not constitute the Company's statutory accounts for that year within the meaning of the U.K. Companies Act 2006 (the "Companies Act").  Statutory accounts as required by the Companies Act for the year ended December 31, 2014, have been delivered to the Registrar of Companies in the U.K. The auditors reported on those accounts; their report was unqualified, did not draw attention to any matters by way of emphasis and did not contain a statement under Sections 498(2) or (3) of the Companies Act.

New Accounting Standards – In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which sets forth a global standard for revenue recognition and replaces most existing industry-specific guidance. As proposed, we would be required to adopt the new standard in annual and interim reports for periods beginning January 1, 2017; however, in April 2015, the FASB voted for a one-year deferral of the effective date. We are currently evaluating the potential effect of the new standard.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. We will be required to adopt the new standard in annual and interim reports beginning January 1, 2016. We do not expect adoption of the new standard will have a material effect on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under this ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Debt issuance costs incurred before the associated funding is received (i.e., the debt liability) should be reported on the balance sheet as deferred charges until the debt is recognized on the balance sheet. We will be required to adopt the new standard in annual and interim reports retrospectively for periods beginning January 1, 2016. We do not expect adoption of the new standard will have a material effect on our financial statements.

Note 2 – Earnings Per Share

A reconciliation of basic and diluted shares follows (in thousands):

	Three months ended March 31,
	2015	2014

Average common shares outstanding	124,294	123,707
Effect of dilutive securities - share-based compensation	806	970
Average shares for diluted computations	125,100	124,677

There were no adjustments to net income required for purposes of computing diluted earnings per share.

Share options, appreciation rights and restricted share units granted under share-based compensation plans are antidilutive and excluded from diluted earnings per share when the hypothetical number of shares that could be repurchased under the treasury stock method exceeds the number of shares to be exercised.  Antidilutive shares, which could potentially dilute earnings per share in the future, are set forth below (in thousands):

	Three months ended March 31,
	2015	2014

Share options and appreciation rights	1,456	1,108
Restricted share units	1,533	—
Total potentially dilutive shares	2,989	1,108

Note 3 – Pension and Other Postemployment Benefits

The Company provides defined-benefit pension, health care and life insurance benefits upon retirement for certain full-time employees.

Net periodic pension cost recognized during the periods included the following components (in thousands):

	Three months ended March 31,
	2015	2014

Service cost	$4,189	$3,620
Interest cost	7,860	8,092
Expected return on plan assets	(10,414)	(10,251)
Amortization of net loss	6,311	4,231
Amortization of prior service credit	(1,115)	(1,110)
Total net pension cost	$6,831	$4,582

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other postemployment benefit cost recognized during the periods included the following components (in thousands):

	Three months ended March 31,
	2015	2014

Service cost	$320	$267
Interest cost	695	757
Amortization of net loss	(2)	(39)
Amortization of prior service credit	—	(8)
Total other postemployment benefit cost	$1,013	$977

During the three months ended March 31, 2015, the Company contributed $1.5 million to its pension and other postemployment benefit plans and expects to make additional contributions to such plans totaling approximately $24.8 million for the remainder of 2015.

Note 4 – Commitments and Contingent Liabilities

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

Other matters – On March 22, 2015, while working for Cobalt International Energy, Inc. (“Cobalt”) in the Gulf of Mexico, the Rowan Reliance drillship experienced a loss of seal in the riser connection system which resulted in a spill of approximately 2,200 barrels of synthetic-oil based mud.  The drillship commenced operations on the well on February 1, 2015, and the well was plugged and abandoned on April 6, 2015.  On April 22, 2015, we commenced drilling the next well under our existing contract. We had seven days of zero rate in the first quarter (with associated lost revenues of approximately $4 million). We are in discussions with Cobalt to resolve this matter. It is reasonably possible that a resolution of the matter could result in the loss of day rate or a reduced operating rate for a period of time. Such additional lost revenue cannot be determined with certainty at this time but is not expected to have a material impact on our financial condition.

On April 21, 2015 the Bureau of Safety and Environmental Enforcement (BSEE) informed the Company it will conduct a Quality Control - Failure Incident Team (QC-FIT) evaluation of the incident, and the Company is cooperating with BSEE in the evaluation.

We periodically employ letters of credit in the normal course of our business, and had outstanding letters of credit of approximately $24.5 million at March 31, 2015.

We are involved in various other legal proceedings incidental to our business and are vigorously defending our position in all such matters.  Although the outcome of such proceedings cannot be predicted with certainty, we do not expect resolution of these matters to have a material effect on our financial position, results of operations or cash flows.

Note 5 – Share-Based Compensation

On February 26, 2015, the Company granted restricted share units (RSUs) to employees and officers for annual incentive awards pursuant to our long-term incentive plan with a grant-date fair value aggregating $22.5 million.  The awards vest ratably over three years except to the extent they may vest earlier under our retirement policy. The aggregate fair value, net of estimated forfeitures, was $21.2 million, which will be recognized as compensation expense over a weighted-average period of 2.7 years from the grant date.

Each RSU awarded to employees is granted in tandem with a corresponding dividend equivalent which entitles the employee to receive an amount in cash equal to any cash dividends paid by the Company with respect to the underlying shares. Dividend

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

equivalents are payable as and when the RSUs vest. Any dividend equivalent amounts are forfeited if the corresponding RSUs are forfeited or do not vest. The Company began paying dividends in May 2014.

Additionally, on February 26, 2015, the Company granted to certain members of management performance units (P-Units) that have a target value of $100 per unit.  The amount ultimately earned with respect to the P-Units will depend on the Company’s total shareholder return (TSR) ranking compared to a group of peer companies over a three-year period ending December 31, 2017, and could range from zero to $200 per unit depending on performance.  Twenty-five percent of the P-Units’ value is determined by the Company’s relative TSR ranking for each one-year period ended December 31, 2015, 2016, and 2017, respectively, and 25% of the P-Units’ value is determined by the relative TSR ranking for the three-year period ending December 31, 2017.  Vesting of awards and any payment with respect to the P-Units would not occur until the third anniversary following the grant date and would be settled in cash.

The grant-date fair value of the P-Units was estimated to be $9.0 million.  Fair value was estimated using a Monte Carlo simulation model, which considers the probabilities of the Company’s TSR ranking at the end of each performance period and the amount of the payout at each rank to determine the probability-weighted expected payout.  The Company uses liability accounting to account for the P-Units.  Compensation is recognized on a straight-line basis over a maximum period of three years from the grant date and is adjusted for changes in fair value through the vesting date.

Estimated liabilities for all outstanding P-Unit obligations are classified between current and long-term liabilities and aggregated $9.6 million and $11.6 million, at March 31, 2015, and December 31, 2014, respectively.

At March 31, 2015, the Company had approximately $60.4 million of estimated unrecognized share-based compensation, which is expected to be recognized as compensation expense over a remaining weighted-average period of 2.1 years.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Estimated fair value measurements
	Carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
March 31, 2015:
Assets - cash equivalents	$30,084	$30,084	$—	$—
Other assets	14,945	14,945	—	—

December 31, 2014:
Assets - cash equivalents	$314,570	$314,570	$—	$—
Other assets	16,304	16,304	—	—

At March 31, 2015 and December 31, 2014, we held Egyptian pounds in the amount of $14.9 million and $16.3 million, respectively, which are classified as other noncurrent assets. We ceased drilling operations in Egypt in 2014, and to date we have been unable to convert, utilize or repatriate such funds.

Trade receivables and trade payables, which are also required to be measured at fair value, have carrying values that approximate their fair values due to their short maturities.

Other Fair Value Measurements

Those financial instruments not required to be measured at fair value consist of the Company’s publicly traded debt securities.  Estimated fair values and related carrying values of our long-term debt securities aggregated $2.694 billion and $2.807, respectively, at March 31, 2015, compared to $2.755 billion and $2.807, respectively, at December 31, 2014. Fair values of the Company’s debt securities were provided by a broker who makes a market in our debt securities and were measured using a market-approach valuation technique.  Fair value was determined by adding a spread based on actual trades for that security (or a trader quote where actual trades were unavailable) to the applicable benchmark Treasury security with a comparable maturity in order to derive a current yield.  The yield is then used to determine a price given the individual security’s coupon rate and maturity.  Such inputs are considered “significant other observable inputs” which are categorized as Level 2 inputs in the fair value hierarchy.

Note 7 – Shareholders' Equity

In February 2015, the Company issued 1.1 million shares of common stock, $0.125 par value per share, in a noncash transaction. The shares were immediately transferred to an affiliated employee benefit trust for use in connection with the Company's share-based employee incentive plan. Shares held by the Company's employee benefit trust are not eligible to vote or to receive dividends and are classified as treasury shares in the condensed consolidated balance sheet.

The following table sets forth the significant amounts reclassified out of each component of accumulated other comprehensive loss and their effect on net income for the period. The amounts reclassified are included in the computation of net periodic pension costs. (See Note 3 – Pension and Other Postemployment Benefits.) Amounts in parentheses are charges against income (in thousands):

	Three months ended March 31,
	2015	2014

Amounts recognized as a component of net periodic pension and other postretirement benefit cost:
Amortization of net loss	$(6,309)	$(4,811)
Amortization of prior service credit	1,115	1,120
Total before income taxes	(5,194)	(3,691)
Income tax benefit	1,808	1,287
Total reclassifications for the period, net of income taxes	$(3,386)	$(2,404)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On January 29, 2015, the Board of Directors approved a quarterly cash dividend of $0.10 per share, paid on March 3, 2015, to shareholders of record at the close of business on February 9, 2015.

On May 1, 2015, the Board of Directors approved a quarterly cash dividend of $0.10 per share, payable on May 26, 2015, to shareholders of record at the close of business on May 12, 2015.

Note 8 – Other Financial Statement Disclosures

Accounts Receivable – The following table sets forth the components of Receivables - trade and other (in thousands):

	March 31, 2015	December 31, 2014
Trade	$486,265	$524,712
Income tax	5,186	6,315
Other	11,700	14,177
Total receivables - trade and other	$503,151	$545,204

Discontinued Operations – In February 2014, the Company sold a land rig it retained in the 2011 sale of its manufacturing operations. The net carrying value was $4.1 million, consisting of a $24.2 million asset previously classified as assets of discontinued operations, less $20.1 million of deferred revenues previously classified as liabilities of discontinued operations. The Company received $6.0 million in cash resulting in a $4.0 million gain, net of tax effects, which was recognized in the quarter ended March 31, 2014.

Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $57.1 million and $39.0 million at March 31, 2015 and 2014, respectively.  Interest capitalized in connection with rig construction projects totaled $7.5 million and $17.5 million in the three months ended March 31, 2015 and 2014, respectively.

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

Our effective tax rate was 12.2% for the three months ended March 31, 2015, compared to 0.5% for the three months ended March 31, 2014. The higher effective rate for the current-year period was due to additional income in high-tax jurisdictions and limitations on interest expense deductions in the U.S.

The Company has not provided for deferred income taxes on undistributed earnings of its non-U.K. subsidiaries, including non-U.S. entities under Rowan Companies, Inc. (RCI), except for a portion of its Saudi Arabia operating entity that is expected to be distributed in 2015.  It is the Company’s policy and intention, except as noted above, to permanently reinvest outside the U.S. the earnings of non-U.S. entities directly or indirectly owned by RCI.  Generally, earnings of non-U.K. entities in which RCI does not have a direct or indirect ownership interest can be distributed to the Company without imposition of either U.K. or local country tax.

In December 2014, the U.K. Treasury released a draft proposal that would impose tax on groups that use certain tax planning techniques that are perceived as diverting profits from the U.K. The Diverted Profit Tax rule was included in the 2015 Finance Bill and on March 26, 2015 the legislation received Royal Assent with an effective date of April 1, 2015.  We currently do not know what the financial impact is from this legislation but do not believe it will have a material impact on our financial statements.

Litigation Settlement – In the first quarter of 2014, the Company settled its litigation with the owners and operators of a tanker that collided with the Rowan EXL I in May 2012 and received $20.9 million in cash as compensation for damages incurred in 2012 for repair costs to and loss of use of the rig. Such amount was recognized as a component of operating income in the three months ended March 31, 2014.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9 – Guarantees of Registered Securities

Rowan plc and its 100%-owned subsidiary, RCI, have entered into agreements providing for, among other things, the full, unconditional and irrevocable guarantee by Rowan plc of the prompt payment when due of any amount owed to the holders of RCI’s 5% Senior Notes due 2017, 7.875% Senior Notes due 2019, 4.875% Senior Notes due 2022, 4.75% Senior Notes due 2024, 5.4% Senior Notes due 2042, and 5.85% Senior Notes due 2044 (the “Senior Notes”).

The condensed consolidating financial information that follows is presented on the equity method of accounting in accordance with Rule 3-10 of Regulation S-X in connection with Rowan plc’s guarantee of the Senior Notes and reflects the corporate ownership structure as of March 31, 2015. Financial information for the three months ended March 31, 2014, has been recast to reflect changes to the corporate ownership structure that occurred in the third quarter of 2014 and is presented as though the structure at March 31, 2015, was in place at January 1, 2014.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
March 31, 2015
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$895	$2,946	$52,951	$—	$56,792
Receivables - trade and other	76	5,617	497,458	—	503,151
Other current assets	212	43,565	8,270	—	52,047
Total current assets	1,183	52,128	558,679	—	611,990

Property, plant and equipment - gross	—	550,095	8,765,844	—	9,315,939
Less accumulated depreciation and amortization	—	228,765	1,223,148	—	1,451,913
Property, plant and equipment - net	—	321,330	7,542,696	—	7,864,026

Investments in subsidiaries	4,754,045	6,196,899	—	(10,950,944)	—
Due from affiliates	57,359	1,556,471	246,421	(1,860,251)	—
Other assets	—	17,792	18,156	—	35,948
	$4,812,587	$8,144,620	$8,365,952	$(12,811,195)	$8,511,964

CURRENT LIABILITIES:
Accounts payable - trade	$229	$14,576	$103,268	$—	$118,073
Deferred revenues	—	—	37,352	—	37,352
Accrued liabilities	321	85,130	77,357	—	162,808
Total current liabilities	550	99,706	217,977	—	318,233

Long-term debt	—	2,807,114	—	—	2,807,114
Due to affiliates	1,081	245,024	1,614,146	(1,860,251)	—
Other liabilities	4,610	306,343	62,420	—	373,373
Deferred income taxes - net	—	517,836	162,544	(473,482)	206,898
Shareholders' equity	4,806,346	4,168,597	6,308,865	(10,477,462)	4,806,346
	$4,812,587	$8,144,620	$8,365,952	$(12,811,195)	$8,511,964

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended March 31, 2015
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$15,046	$547,351	$(15,358)	$547,039

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	1,697	268,291	(14,254)	255,734
Depreciation and amortization	—	4,580	84,861	249	89,690
Selling, general and administrative	4,212	642	24,085	(1,353)	27,586
Gain on disposals of property and equipment	—	(342)	(171)	—	(513)
Total costs and expenses	4,212	6,577	377,066	(15,358)	372,497

INCOME (LOSS) FROM OPERATIONS	(4,212)	8,469	170,285	—	174,542

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(32,746)	(2,449)	2,449	(32,746)
Interest income	134	2,467	3	(2,449)	155
Other - net	5,604	(5,523)	(1,122)	—	(1,041)
Total other income (expense) - net	5,738	(35,802)	(3,568)	—	(33,632)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,526	(27,333)	166,717	—	140,910
Provision for income taxes	—	390	28,749	(11,898)	17,241

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	1,526	(27,723)	137,968	11,898	123,669

DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	—

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	122,143	22,078	—	(144,221)	—

NET INCOME (LOSS)	$123,669	$(5,645)	$137,968	$(132,323)	$123,669

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended March 31, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$16,162	$376,494	$(15,054)	$377,602

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	3,156	232,267	(15,054)	220,369
Depreciation and amortization	—	4,562	66,311	—	70,873
Selling, general and administrative	5,820	1,229	22,826	—	29,875
Loss on disposals of property and equipment	—	17	786	—	803
Litigation settlement	—	—	(20,875)	—	(20,875)
Total costs and expenses	5,820	8,964	301,315	(15,054)	301,045

INCOME (LOSS) FROM OPERATIONS	(5,820)	7,198	75,179	—	76,557

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(20,960)	(240)	240	(20,960)
Interest income	109	447	271	(240)	587
Other - net	3,500	(3,494)	(357)	—	(351)
Total other income (expense) - net	3,609	(24,007)	(326)	—	(20,724)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,211)	(16,809)	74,853	—	55,833
(Benefit) provision for income taxes	—	(8,949)	16,406	(7,176)	281

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,211)	(7,860)	58,447	7,176	55,552

DISCONTINUED OPERATIONS, NET OF TAX	—	4,043	—	—	4,043

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	61,806	25,380	—	(87,186)	—

NET INCOME	$59,595	$21,563	$58,447	$(80,010)	$59,595

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended March 31, 2015
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME (LOSS)	$123,669	$(5,645)	$137,968	$(132,323)	$123,669

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustments for amount recognized in net income as a component of net periodic benefit cost, net of income taxes	3,386	3,386	—	(3,386)	3,386

COMPREHENSIVE INCOME (LOSS)	$127,055	$(2,259)	$137,968	$(135,709)	$127,055

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended March 31, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$59,595	$21,563	$58,447	$(80,010)	$59,595

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustments for amount recognized in net income as a component of net periodic benefit cost, net of income taxes	2,404	2,404	—	(2,404)	2,404

COMPREHENSIVE INCOME	$61,999	$23,967	$58,447	$(82,414)	$61,999

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidating Statements of Cash Flows
Three months ended March 31, 2015
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(3,615)	$(19,741)	$266,064	$2,058	$244,766

INVESTING ACTIVITIES:
Property, plant and equipment additions	—	(1,758)	(512,507)	—	(514,265)
Proceeds from disposals of property, plant and equipment	—	1,198	482	—	1,680

Net cash used in investing activities	—	(560)	(512,025)	—	(512,585)

FINANCING ACTIVITIES:
Advances (to) from affiliates	(28,837)	(23,352)	54,247	(2,058)	—
Dividends paid	(12,562)	—	—	—	(12,562)
Excess tax benefit (deficit) from share-based compensation	—	(1,981)	—	—	(1,981)

Net cash provided by (used in) financing activities	(41,399)	(25,333)	54,247	(2,058)	(14,543)

DECREASE IN CASH AND CASH EQUIVALENTS	(45,014)	(45,634)	(191,714)	—	(282,362)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,909	48,580	244,665	—	339,154

CASH AND CASH EQUIVALENTS, END OF PERIOD	$895	$2,946	$52,951	$—	$56,792

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidating Statements of Cash Flows
Three months ended March 31, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$67,801	$287,495	$290,409	$(565,182)	$80,523

INVESTING ACTIVITIES:
Property, plant and equipment additions	—	(4,236)	(528,282)	—	(532,518)
Proceeds from disposals of property, plant and equipment	—	6,007	593	—	6,600
Investments in consolidated subsidiaries	—	(74,305)	—	74,305	—

Net cash used in investing activities	—	(72,534)	(527,689)	74,305	(525,918)

FINANCING ACTIVITIES:
Advances (to) from affiliates	(16,893)	(355,605)	(42,684)	415,182	—
Contributions from parent	—	—	74,305	(74,305)	—
Proceeds from borrowings	—	793,380	—	—	793,380
Debt issue costs	—	(687)	—	—	(687)
Dividends paid	—	(75,000)	(75,000)	150,000	—
Excess tax benefit (deficit) from share-based compensation	—	(563)	—	—	(563)
Proceeds from exercise of share options	810	—	—	—	810

Net cash provided by (used in) financing activities	(16,083)	361,525	(43,379)	490,877	792,940

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,718	576,486	(280,659)	—	347,545
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,292	92,116	936,436	—	1,092,844

CASH AND CASH EQUIVALENTS, END OF PERIOD	$116,010	$668,602	$655,777	$—	$1,440,389

ROWAN COMPANIES PLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 2015, included in this Form 10-Q and with our annual report on Form 10-K for the year ended December 31, 2014. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report, as updated in our subsequent quarterly reports. See “Forward-Looking Statements.”

OVERVIEW

Rowan Companies plc is a global provider of offshore oil and gas contract drilling services with a focus on high-specification and premium jack-up rigs and high-specification ultra-deepwater rigs, which our customers use for both exploratory and development drilling.

During 2014, we took delivery of three newly constructed drillships: the Rowan Renaissance commenced drilling operations offshore West Africa in April 2014; the Rowan Resolute commenced operations in the US GOM in October 2014; and the Rowan Reliance commenced operations in the US GOM in February 2015. Our fourth drillship, the Rowan Relentless, was delivered in late March 2015 and is expected to commence operations in the US GOM in July of 2015.

As of April 22, 2015, the date of our most recent Fleet Status Report, we had six jack-ups in the North Sea, ten in the Middle East, seven in the US GOM including three cold-stacked, four in Malaysia, two in Trinidad, and one in Tunisia. Additionally, we have two ultra-deepwater drillships operating in the US GOM and one that is planning to mobilize to the US GOM from West Africa by the third quarter of 2015.

Revenues increased by $169 million, or by 45%, to $547 million for the three months ended March 31, 2015, over the comparable prior-year period primarily as a result of the commencement of operations of the Rowan Renaissance and the Rowan Resolute in 2014 and the Rowan Reliance in 2015. Net income from continuing operations rose to $124 million in the first quarter of 2015 from $56 million in the first quarter of 2014.

Revenue-producing days increased by 12% to 2,411 for the three months ended March 31, 2015, from 2,153 in the first quarter of 2014. The addition of the drillships accounted for 226 of the 258 increase in days.

As a result of the dramatic decline in oil and natural gas prices since mid-2014, many oil and gas operators have significantly reduced their capital expenditure budgets for 2015 and beyond. This has led to a reduction in demand for both shallow and deepwater offshore drilling services. In the current environment, we may have difficulty securing new drilling contracts; we may enter into contracts at day rates substantially below their current levels; customers may seek to renegotiate or terminate existing contracts; and we may have difficulty selling older rigs. Additionally, the supply of offshore drilling rigs has grown significantly in recent years and the newbuild orderbook remains at relatively high levels, which could prove to exacerbate the gap between supply and demand if significant rig retirements do not occur in the coming years.

KEY PERFORMANCE MEASURES

The following table sets forth certain key performance measures by rig classification:

	Three months ended March 31,
	2015	2014
Revenues (in thousands):
Ultra-deepwater drillships	$142,676	$—
High specification jack-ups(1)	312,664	281,801
Premium jack-ups(2)	80,475	76,262
Conventional jack-ups	716	10,961
Subtotal - Day rate revenues	$536,531	$369,024
Other revenues(3)	10,508	8,578
Total revenues	$547,039	$377,602

Revenue-producing days:
Ultra-deepwater drillships	226	—
High specification jack-ups	1,471	1,410
Premium jack-ups	705	653
Conventional jack-ups	9	90
Total revenue-producing days	2,411	2,153

Average day rate: (4)
Ultra-deepwater drillships	$631,949	$—
High specification jack-ups	$212,591	$199,848
Premium jack-ups	$114,195	$116,802
Conventional jack-ups	$72,975	$121,797
Total fleet	$222,532	$171,401

Utilization: (5)
Ultra-deepwater drillships	94%	—%
High specification jack-ups	86%	83%
Premium jack-ups	98%	91%
Conventional jack-ups	4%	33%
Total fleet	82%	80%

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

(5) Utilization is the number of revenue-producing days, including fractional days, divided by the aggregate number of calendar days in the period, or, with respect to newly constructed rigs, the number of calendar days in the period from the date the rig was placed in service.

The following information is presented by geographic area:

	Three months ended March 31,
	2015	2014
Revenues (in thousands):
North Sea	$154,971	$104,460
Middle East(1)	118,868	114,094
US GOM	122,292	62,362
Southeast Asia	35,042	52,266
West Africa	56,573	—
Other international(2)	48,785	35,842
Subtotal - Day rate revenues	536,531	369,024
Other revenues(3)	10,508	8,578
Total revenues	$547,039	$377,602
Revenue-producing days:
North Sea	524	382
Middle East	858	839
US GOM	449	406
Southeast Asia	225	329
West Africa	90	—
Other international	265	197
Total revenue-producing days	2,411	2,153
Average day rate:(4)
North Sea	$295,793	$273,612
Middle East	$138,516	$135,971
US GOM	$272,100	$153,601
Southeast Asia	$155,742	$158,703
West Africa	$628,589	$—
Other international	$184,428	$182,151
Total fleet	$222,532	$171,401
Utilization:(5)
North Sea	97%	71%
Middle East	95%	93%
US GOM	58%	64%
Southeast Asia	63%	92%
West Africa	100%	—%
Other international	98%	73%
Total fleet	82%	80%

(1) Our rigs operating in the Middle East are located in Saudi Arabia and Qatar.
(2) "Other international" includes two rigs operating in Trinidad. Additionally, another rig operated in Egypt in 2014 and Tunisia in 2015.
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

(5) Utilization is the number of revenue-producing days, including fractional days, divided by the aggregate number of calendar days in the period, or, with respect to newly constructed rigs, the number of calendar days in the period from the date the rig was placed in service.

RESULTS OF OPERATIONS

Three months ended March 31, 2015, compared to three months ended March 31, 2014

Our operating results for the three months ended March 31, 2015 and 2014 are highlighted below (dollars in millions):

	Three months ended March 31, 2015		Three months ended March 31, 2014
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$547.0	100%	$377.6	100%
Direct operating costs (excluding items below)	(255.7)	-47%	(220.4)	-58%
Depreciation expense	(89.7)	-16%	(70.9)	-19%
Selling, general and administrative expenses	(27.6)	-5%	(29.9)	-8%
Net gain (loss) on disposals of property and equipment	0.5	—%	(0.8)	—%
Litigation settlement	—	—%	20.9	6%
Operating income	$174.5	32%	$76.5	20%

Revenues for the three months ended March 31, 2015, increased by $169.4 million or 45% compared to the three months ended March 31, 2014, as a result of the following (in millions):

Increase

Addition of the Rowan Renaissance, Rowan Resolute, and Rowan Reliance	$142.7
Higher average day rates	19.3
Higher jack-up utilization	5.5
Revenues for reimbursable costs and other, net	1.9
Net increase	$169.4

The number of revenue-producing days increased by 258, or approximately 12%, to 2,411 for the three months ended March 31, 2015, compared to the comparable prior-year period. The commencement of operations of the company's three new drillships accounted for 226 of the increase in revenue producing days.

Operating costs for the three months ended March 31, 2015, increased by $35.4 million or 16% compared to the three months ended March 31, 2014 as a result of the following (in millions):

Increase (decrease)

Addition of the Rowan Renaissance, Rowan Resolute and Rowan Reliance	$42.9
Return to work of the Rowan Gorilla III and Gorilla VI	12.8
Reimbursable costs and other, net	(20.3)
Net increase	$35.4

For purposes of this discussion, we define our operating margin as revenues in excess of operating costs, excluding depreciation, selling, general and administrative expenses, gains and losses on asset disposals, litigation settlement, and material charges and other operating expenses. Operating margin as we have computed it, is a non-GAAP financial measure. The impacts on operating margin of those excluded items are discussed separately below. Such items have been excluded solely to simplify the discussion. Our operating margin, as we have defined it, increased to approximately 53% of revenues in the first quarter of 2015 from 42% in the first quarter of 2014.  Margins were favorably impacted as a result of the commencement of operations of the Rowan Renaissance, Rowan Resolute and Rowan Reliance.

Depreciation increased by $18.8 million or 27% compared to the first quarter of 2014 due to the addition of the three drillships and capital improvements to the fleet.

Selling, general and administrative expenses declined by $2.3 million, or 8% from the prior-year period, due primarily to lower equity compensation expense resulting from fair market adjustments to certain share-based awards recorded under the liability method of accounting.

Our effective tax rate was 12.2% for the three months ended March 31, 2015, compared to 0.5% for the three months ended March 31, 2014. The higher effective rate for the current-year period was due to additional income in high-tax jurisdictions and limitations on interest expense deductions in the U.S.

OUTLOOK

As a result of the dramatic decline in oil and natural gas prices since mid-2014, many oil and gas operators have significantly reduced their capital expenditure budgets for 2015 and beyond. This has led to a reduction in demand for both shallow and deepwater offshore drilling services. In the current environment, we may have difficulty securing new drilling contracts; we may enter into contracts at day rates substantially below their current levels; customers may seek to renegotiate or terminate existing contracts; and we may have difficulty selling older rigs. Additionally, the supply of offshore drilling rigs has grown significantly in recent years and the newbuild orderbook remains at relatively high levels, which could prove to exacerbate the gap between supply and demand if significant rig retirements do not occur in the coming years.

The influx of 213 newbuild jack-ups and 144 newbuild floaters delivered since early 2006, combined with numerous rigs recently idled as a result of the current reduction in demand, has increased competition for contracts in many regions in which we operate, putting significant downward pressure on utilization and day rates. Further, as of April 21, 2015, there were approximately 126 jack-up rigs under construction worldwide for delivery through 2018 (32% of the currently utilized jack-up fleet of 390 rigs), approximately 50 of which are considered high-specification (72% of the current high-specification fleet).
There were also approximately 85 floaters under construction worldwide for delivery through 2020 (62% of the currently utilized floater fleet of 232 rigs). We believe the current depressed demand and growing supply will likely continue to create a challenging business environment beyond 2015. Even when demand for offshore drilling services begins to recover, the positive effect on contracting terms may be muted unless meaningful supply is also rationalized. However, given the near-term pressure on utilization and day rates, combined with the high fixed-cost nature of the business and the growing number of older rigs, we believe a significant number of rigs are likely to be retired over the next several years. Newbuild delivery delays in the face of weak market conditions could also ultimately lead to a more balanced supply and demand.
Backlog

Our backlog by geographic area as of the date of our most recent Fleet Status Report is presented below (in millions):

	April 22, 2015
	Jack-ups	Drillships	Total

US GOM	$6	$2,022	$2,028
Middle East	1,556	—	1,556
North Sea	835	—	835
West Africa	—	25	25
Southeast Asia	47	—	47
Other international	196	—	196
Total backlog	$2,640	$2,047	$4,687

The Rowan Renaissance drillship is completing the first year of its three-year contract, which commenced in April 2014. We anticipate the rig will relocate from West Africa to the US GOM by the third quarter of 2015, where it would earn a contract day rate of $620,000 and $630,000 in the second and third year, respectively, of its three-year contract. Alternatively, if the rig operates in West Africa during years two and three, the contract day rate would be $650,000 and $660,000, respectively.

We estimate our backlog will be realized as follows (in millions):

	April 22, 2015
	Jack-ups	Drillships	Total

2015	$759	$573	$1,332
2016	786	885	1,671
2017	490	571	1,061
2018	256	18	274
2019 and later years	349	—	349
Total backlog	$2,640	$2,047	$4,687

Our backlog at February 19, 2015, as reported in our 2014 Form 10-K totaled $5.1 billion, consisting of $2.9 billion and $2.2 billion for our jack-up and drillship fleets, respectively.

Rig Utilization

About 60% of our remaining available rig days in 2015 (excluding our three cold-stacked rigs) and 43% of available rig days in 2016 were under contract or commitment as of April 22, 2015. As of that date, we had four rigs that were available (excluding our three cold-stacked rigs).

Out-of-Service Days – We define out-of-service days as those days when a rig is (or is planned to be) out of service and is not able to earn revenue. The Company may be compensated for certain out-of-service days, such as for shipyard stays or for rig transit periods preceding a contract; however, recognition of any such compensation is deferred and recognized over the primary term of the drilling contract.

Our out-of-service days declined to approximately 2.8% of available rig days in the first quarter 2015 from 3.5% in the fourth quarter 2014 and 13% in the first quarter 2014.  Out-of-service days for the first quarter 2015 were favorably impacted by fewer shipyard days compared to the first quarter of 2014, when three rigs were out of service for major shipyard projects. We estimate planned out-of-service time to range from 3% to 6% for the remainder of 2015 for inspections and special surveys, customer required equipment upgrades and other equipment modifications.

Idle Days – We define idle days as the time a rig is not under contract and available to work. Idle days exclude cold-stacked rigs, which are not marketed. Our jack-up rigs experienced 139 idle days during the three months ended March 31, 2015, or 5.1% of total available jack-up rig-days. Our drillships were fully contracted during the quarter.

Operational Downtime – We define operational downtime as the unbillable time a rig is under contract and unable to conduct planned operations due to equipment breakdowns or procedural failures. Our operational downtime, which is in addition to out-of-service days, was approximately 2% of in-service days for the three months ended March 31, 2015, compared to approximately 1% for the same period in 2014. We estimate operational downtime for our jack-up fleet will typically approximate 2.5% of operating days on a go-forward basis.

During the first quarter of 2015, our three ultra-deepwater drillships experienced a total of 13 days of operational downtime, or 5.5% of in-service days, which was within our expectation.

We estimate that operational downtime for our newly constructed ultra-deepwater drillships will be less than 5% of operating days following an initial break-in period of operations, which could range from approximately six months to one year, during which time the actual rate could be somewhat higher.

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios follows (dollars in millions):

	March 31, 2015	December 31, 2014

Cash and cash equivalents	$56.8	$339.2
Current assets	$612.0	$941.1
Current liabilities	$318.2	$333.2
Current ratio	1.92	2.82
Long-term debt	$2,807.1	$2,807.3
Shareholders' equity	$4,806.3	$4,691.4
Debt to capitalization ratio	37%	37%

Sources and uses of cash and cash equivalents were as follows (in millions):

	Three months ended March 31,
	2015	2014

Net cash provided by operating activities	$244.8	$80.5
Capital expenditures	(514.3)	(532.5)
Proceeds from borrowings, net of issue costs	—	792.7
Payment of cash dividends	(12.6)	—
Proceeds from disposals of property and equipment	1.7	6.6
Proceeds from exercise of share options	—	0.8
Excess tax benefits (deficit) from share-based compensation	(2.0)	(0.6)
Total net source (use)	$(282.4)	$347.5

Operating Cash Flows

Cash flows from operations increased by approximately $164.2 million to $244.8 million in the three months ended March 31, 2015, from $80.5 million in the comparable prior-year period primarily due to the commencement of operations of the three new drillships and to timing of collections of accounts receivable.

The Company has not provided for deferred income taxes on undistributed earnings of its non-U.K. subsidiaries, including non-U.S. entities under RCI, except for a portion of its Saudi Arabia operating entity that is expected to be distributed in 2015.  It is the Company’s policy and intention, except as noted above, to permanently reinvest outside the U.S. the earnings of non-U.S. entities directly or indirectly owned by RCI.  Generally, earnings of non-U.K. subsidiaries in which RCI does not have a direct or indirect ownership interest can be distributed to the Company without imposition of either U.K. or local country tax.

As of December 31, 2014, RCI's portion of the unremitted earnings of its non-U.S. entities in which it has a direct or indirect ownership interest was approximately $205 million.  Should the non-U.S. entities of RCI make a distribution from these earnings, we may be subject to additional U.S. income taxes.  It is not practicable to estimate the amount of deferred tax liability related to the undistributed earnings, and RCI's non-U.S. entities have no plan to distribute earnings in a manner that would cause them to be subject to U.S., U.K. or other local country taxation except as noted above in Saudi Arabia.

At March 31, 2015, non-U.S. entities directly or indirectly owned by RCI held approximately $40 million of the $57 million of consolidated cash and cash equivalents.   On April 1, 2015, we borrowed $50 million under our revolving credit facility. Management believes we have significant net assets, liquidity, contract backlog and/or other financial resources available to meet our operational and capital investment requirements and otherwise allow us to continue to maintain our policy of reinvesting such undistributed earnings outside the U.K. and U.S. indefinitely.

Investing Activities

During 2014, we took delivery of three of our four newly constructed ultra-deepwater drillships, and in late March 2015, we took delivery of the fourth and final drillship in our current construction program.

Capital expenditures totaled $514 million for the first three months of 2015, and included the following:

•	$478 million for construction of the Rowan Reliance and Rowan Relentless, including costs for mobilization, commissioning, riser gas-handling equipment, software certifications and spares.

•	$32 million for improvements to the existing fleet, including contractually required modifications; and

•	$4 million for rig equipment inventory and other.

For the remainder of 2015, we estimate our capital expenditures to be approximately $250 million, consisting of approximately $75 million in connection with mobilization and commissioning of the Company's final drillship and $25 million for riser gas-handling equipment, software certifications and spares to support our deepwater operations. The remaining amount is related to existing fleet maintenance capital and worldwide spares.

We expect to fund our 2015 capital expenditures using available cash, cash flows from operations, and our revolving credit facility.

Financing Activities

On April 1, 2015, we borrowed $50 million under our revolving credit facility in order to fund a portion of our fourth drillship's final shipyard payment. There were no amounts drawn under the revolving credit facility at March 31, 2015.

On May 5, 2015, RCI entered into an amendment to its revolving credit facility to increase the borrowing capacity from $1.0 billion to $1.5 billion with an accordion to increase, subject to lender consent, borrowing capacity to $1.75 billion.  Under the amendment, the maximum amount of draws that may be outstanding increases from $1.0 billion to $1.5 billion through January 22, 2019; thereafter, such amount declines to $1.44 billion through the final maturity date of January 23, 2020.

Restrictive provisions in our bank credit facility agreement limit consolidated debt to 60% of book capitalization. Our consolidated debt to total capitalization ratio at March 31, 2015 was 37%. We were in compliance with our debt covenants at March 31, 2015, and we do not expect to encounter difficulty complying in the following twelve-month period.

On January 29, 2015, the Board of Directors approved a quarterly cash dividend of $0.10 per share, paid on March 3, 2015, to shareholders of record at the close of business on February 9, 2015.

On May 1, 2015, the Board of Directors approved a quarterly cash dividend of $0.10 per share, payable on May 26, 2015, to shareholders of record at the close of business on May 12, 2015.

We expect to fund our cash requirements over the next twelve months from available cash, cash flows from operating activities and the revolving credit facility.

Critical Accounting Policies and Management Estimates

The Company’s significant accounting policies are presented in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of our 2014 Form 10-K.  These policies, and management judgments, assumptions and estimates made in their application underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that our most critical accounting policies and management estimates involve carrying values of long-lived assets, pension and other postemployment benefit liabilities and costs (specifically, assumptions used in actuarial calculations), and income taxes (particularly our estimated reserves for uncertain tax positions), as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

During the quarter ended March 31, 2015, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates were based.

New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which sets forth a global standard for revenue recognition and which replaces most existing industry-specific guidance. We will be required to adopt the new standard in annual and interim reports for periods beginning January 1, 2018. We are currently evaluating the potential effect of the new guidance.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. We will be required to adopt the new standard in annual and interim reports beginning January 1, 2016. We do not expect adoption of the new standard will have a material effect on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under this ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Debt issuance costs incurred before the associated funding is received (i.e., the debt liability) should be reported on the balance sheet as deferred charges until the debt is recognized on the balance sheet. We will be required to adopt the new standard in annual and interim reports retrospectively for periods beginning January 1, 2016. We do not expect adoption of the new standard will have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our outstanding debt at March 31, 2015, consisted of fixed-rate debt with a carrying value of $2.807 billion and a weighted-average annual interest rate of 5.6%.  Due to the fixed-rate nature of our debt, we believe the risk of loss due to changes in market interest rates is not material.

There were no borrowings outstanding under our revolving credit facility at March 31, 2015. On April 1, 2015, we borrowed $50 million under the facility. On May 5, 2015, RCI entered into an amendment to its revolving credit facility to increase the borrowing capacity from $1.0 billion to $1.5 billion with an accordion to increase, subject to lender consent, borrowing capacity to $1.75 billion.  Under the amendment, the maximum amount of draws that may be outstanding increases from $1.0 billion to $1.5 billion through January 22, 2019; thereafter, such amount declines to $1.44 billion through the final maturity date of January 23, 2020.

The U.S. dollar is the functional currency for operational and accounting purposes. In order to reduce the impact of exchange rate fluctuations, we generally require customer payments to be in U.S. dollars and try to limit local currency holdings to the extent they are needed to pay liabilities denominated in local currencies; however, in certain countries in which we operate, local laws or our customers may require us to receive payment in the local currency.  In such instances, we may be exposed to devaluation and other risk of exchange loss.  In the event we terminate operations in such countries we may not be able to utilize or convert such funds to another currency for future use. In 2014 we ceased drilling operations in Egypt, where we held approximately $14.9 million in Egyptian pounds as of March 31, 2015. To date we have been unable to convert, utilize or repatriate such funds, and we can provide no assurance we will be able to do so in the future.

Fluctuating commodity prices affect our future earnings materially to the extent that they influence demand for our products and services.  As a general practice, we do not hold or issue derivative financial instruments and had no derivatives outstanding during the periods covered by this report.

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

There have been no changes to our internal controls over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There were no new material legal proceedings filed during the quarter, nor any material developments to proceedings reported in prior periods.

Item 1A.  Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. Security holders and potential investors in our securities should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, in addition to other information in such annual report and in our Quarterly Reports on Form 10-Q.  These risk factors are important factors that could cause our actual results to differ materially from those currently anticipated or expected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to acquisitions of our shares for the first quarter of 2015:

Month ended	Total number of shares acquired [1]	Average price paid per share [1]	Total number of shares purchased as part of publicly announced plans or programs [2]	Approximate dollar value of shares that may yet be purchased under the plans or programs [2]
Balance forward				$—
January 31, 2015	1,734	$9.56	—	—
February 28, 2015	1,101,133	$0.13	—	—
March 31, 2015	47,760	$20.19	—	—
Total	1,150,627	$0.98	—

[1] The total number of shares acquired includes shares acquired from employees by an affiliated employee benefit trust (EBT) upon forfeiture of nonvested awards or in satisfaction of tax withholding requirements and shares purchased, if any, pursuant to a publicly announced share repurchase program. The price paid for shares acquired as a result of forfeitures is the par value of $0.125 per share. The price paid for shares acquired in satisfaction of withholding taxes is the share price on the date of the transaction. In February 2015, the Company issued 1.1 million shares to the EBT, which shares were acquired at a price equal to the par value of $0.125 per share. There were no shares repurchased under any share repurchase program during the first quarter of 2015.

[2] The ability to make share repurchases is subject to the discretion of the Board of Directors and the limitations set forth in the Companies Act, which generally provide that share repurchases may only be made out of distributable reserves. In addition, U.K. law also generally prohibits a company from repurchasing its own shares through “off market purchases” without the prior approval of shareholders, which approval is valid for a maximum period of five years. Prior to and in connection with the redomestication, the Company obtained approval to purchase its own shares. To effect such repurchases, the Company entered into a purchase agreement with a specified dealer in July 2012, pursuant to which the Company may purchase up to a maximum of 50,000,000 shares over a five-year period, subject to an annual cap of 10% of the shares outstanding at the beginning of each applicable year. Subject to Board approval, share repurchases may be commenced or suspended from time to time without prior notice and, in accordance with the shareholder approval and U.K. law, any shares repurchased by the Company will be cancelled. The authority to repurchase shares terminates in April 2017 unless otherwise reapproved by the Company’s shareholders prior to that time. U.K. law prohibits the Company from conducting “on market purchases” because its shares are not traded on a recognized investment exchange in the U.K.

On January 29, 2015, the Board of Directors approved a quarterly cash dividend of $0.10 per share, paid on March 3, 2015, to shareholders of record at the close of business on February 9, 2015.

On May 1, 2015, the Board of Directors approved a quarterly cash dividend of $0.10 per share, payable on May 26, 2015, to shareholders of record at the close of business on May 12, 2015.

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

ROWAN COMPANIES PLC
(Registrant)

Date: May 6, 2015	/s/ STEPHEN M. BUTZ
Stephen M. Butz
Executive Vice President,
Chief Financial Officer and Treasurer

Date: May 6, 2015	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Vice President and Controller
(Chief Accounting Officer)