Form 10-Q
period 2015-06-30
ROWAN COMPANIES PLC
filed 2015-08-05
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

The number of Class A ordinary shares, $0.125 par value, outstanding at July 31, 2015, was 124,793,925, which excludes 1,153,499 shares held by an affiliated employee benefit trust.

ROWAN COMPANIES PLC

FORWARD-LOOKING STATEMENTS

Statements contained in this report regarding future financial performance, results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements include words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “could,” “may,” “might,” “should,” “will,” “forecast,” “potential,” "outlook," “scheduled,” “predict,” “will be,” “will continue,” “will likely result,” and similar words and specifically include statements regarding expected financial performance; dividend and share repurchases; growth strategies; expected utilization, day rates, revenues, operating expenses, contract terms, contract backlog, capital expenditures, tax rates and positions, insurance coverages, access to financing and funding sources; the availability, delivery, mobilization, contract commencement, relocation or other movement of rigs and the timing thereof; future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and costs and timing thereof; the suitability of rigs for future contracts; general market, business and industry conditions, trends and outlook; rig demand; future operations; the impact of increasing regulatory requirements and complexity; expected contributions from our new rigs and our entry into the ultra-deepwater market; divestiture of selected assets; expense management; the likely outcome of legal proceedings or insurance or other claims and the timing thereof; activity levels in the offshore drilling market; customer drilling programs; and commodity prices. Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

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

Such risks and uncertainties are beyond our ability to control, and in many cases we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. Should one or more of these risks or uncertainties materialize or should our underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. In addition to the risks, uncertainties and assumptions described above, you should also carefully read and consider the risk factors and forward-looking statement disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2014. We disclaim any obligation to update or revise any forward-looking statements except as required by applicable law or regulation.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	June 30, 2015	December 31, 2014

CURRENT ASSETS:
Cash and cash equivalents	$198,554	$339,154
Receivables - trade and other	497,912	545,204
Prepaid expenses and other current assets	39,963	29,253
Deferred tax assets - net	27,460	27,485
Total current assets	763,889	941,096

PROPERTY, PLANT AND EQUIPMENT:
Drilling equipment	9,253,919	7,639,171
Construction in progress	—	1,023,646
Other property and equipment	139,585	137,365
Property, plant and equipment - gross	9,393,504	8,800,182
Less accumulated depreciation and amortization	1,539,335	1,367,970
Property, plant and equipment - net	7,854,169	7,432,212

Other assets	38,709	37,884

TOTAL ASSETS	$8,656,767	$8,411,192

CURRENT LIABILITIES:
Short-term debt	$50,000	$—
Accounts payable - trade	110,216	102,773
Deferred revenues	41,102	36,189
Accrued liabilities	183,077	194,259
Total current liabilities	384,395	333,221

Long-term debt	2,806,901	2,807,324
Other liabilities	372,994	368,266
Deferred income taxes - net	204,356	210,982
Commitments and contingent liabilities (Note 4)

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value, 125,947,424 and 124,828,807 shares issued at June 30, 2015, and December 31, 2014, respectively	15,743	15,604
Additional paid-in capital	1,447,212	1,436,910
Retained earnings	3,650,177	3,466,993
Cost of 1,160,928 and 264,903 treasury shares at June 30, 2015, and December 31, 2014, respectively	(11,692)	(7,990)
Accumulated other comprehensive loss	(213,319)	(220,118)
Total shareholders' equity	4,888,121	4,691,399

TOTAL LIABILITIES AND EQUITY	$8,656,767	$8,411,192

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

REVENUES	$508,736	$422,878	$1,055,775	$800,480

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	253,944	244,578	509,678	464,947
Depreciation and amortization	95,390	77,678	185,080	148,551
Selling, general and administrative	31,158	29,142	58,744	59,017
Loss (gain) on disposals of property and equipment	338	859	(175)	1,662
Proceeds from litigation settlement	—	—	—	(20,875)
Material charges and other operating expenses	5,000	8,300	5,000	8,300
Total costs and expenses	385,830	360,557	758,327	661,602

INCOME FROM OPERATIONS	122,906	62,321	297,448	138,878

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(30,840)	(27,692)	(63,586)	(48,652)
Interest income	435	762	590	1,349
Other - net	(80)	(545)	(1,121)	(896)
Total other income (expense) - net	(30,485)	(27,475)	(64,117)	(48,199)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	92,421	34,846	233,331	90,679
Provision for income taxes	7,686	1,982	24,927	2,263

NET INCOME FROM CONTINUING OPERATIONS	84,735	32,864	208,404	88,416

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(20)	—	4,023

NET INCOME	$84,735	$32,844	$208,404	$92,439

INCOME PER SHARE - BASIC:
Income from continuing operations	$0.68	$0.26	$1.67	$0.71
Discontinued operations	$—	$—	$—	$0.04
Net income	$0.68	$0.26	$1.67	$0.75

INCOME PER SHARE - DILUTED:
Income from continuing operations	$0.68	$0.26	$1.67	$0.71
Discontinued operations	$—	$—	$—	$0.03
Net income	$0.68	$0.26	$1.67	$0.74

CASH DIVIDENDS DECLARED PER SHARE	$0.10	$0.10	$0.20	$0.10

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

NET INCOME	$84,735	$32,844	$208,404	$92,439

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustment for amounts recognized in net income as a component of net periodic benefit cost, net of income tax expense of $1,840 and $1,298 for the three months ended June 30, 2015 and 2014, and $3,648 and $2,585 for the six months ended June 30, 2015 and 2014, respectively	3,413	2,424	6,799	4,828

COMPREHENSIVE INCOME	$88,148	$35,268	$215,203	$97,267

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2015	2014
CASH PROVIDED BY OPERATIONS:
Net income	$208,404	$92,439
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	185,241	148,551
Deferred income taxes	(12,571)	1,063
Provision for pension and other postretirement benefits	15,776	12,410
Share-based compensation expense	16,370	15,467
Gain on disposals of property, plant and equipment	(175)	(251)
Other postretirement benefit claims paid	(2,358)	(1,815)
Contributions to pension plans	(4,698)	(28,445)
Asset impairment charges	—	8,300
Changes in current assets and liabilities:
Receivables - trade and other	47,292	(78,200)
Prepaid expenses and other current assets	(10,710)	(6,081)
Accounts payable	14,681	(3,823)
Accrued income taxes	3,809	(8,354)
Deferred revenues	4,913	(16,772)
Other current liabilities	(14,769)	15,819
Net changes in other noncurrent assets and liabilities	(2,485)	(793)
Net cash provided by operations	448,720	149,515

CASH USED IN INVESTING ACTIVITIES:
Capital expenditures	(616,398)	(787,296)
Proceeds from disposals of property, plant and equipment	2,298	7,897
Net cash used in investing activities	(614,100)	(779,399)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from borrowings	220,000	793,380
Repayments of borrowings	(170,000)	—
Dividends paid	(25,220)	(12,556)
Debt issue costs	—	(687)
Excess tax benefit (deficit) from share-based compensation	—	(563)
Proceeds from exercise of share options	—	4,472
Net cash provided by financing activities	24,780	784,046

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(140,600)	154,162
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	339,154	1,092,844
CASH AND CASH EQUIVALENTS, END OF PERIOD	$198,554	$1,247,006

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares outstanding	Class A ordinary shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance, January 1, 2014	124,237	$15,597	$1,407,031	$3,619,540	$(5,962)	$(142,445)	$4,893,761
Net shares issued (acquired) under share-based compensation plans	258	7	2,236	—	(1,339)	—	904
Share-based compensation	—	—	13,746	—	—	—	13,746
Excess tax benefit (deficit) from share-based compensation plans	—	—	(563)	—	—	—	(563)
Retirement benefit adjustments, net of taxes of $2,585	—	—	—	—	—	4,828	4,828
Dividends	—	—	—	(12,556)	—	—	(12,556)
Other	—	—	—	—	—	(287)	(287)
Net income	—	—	—	92,439	—	—	92,439
Balance, June 30, 2014	124,495	$15,604	$1,422,450	$3,699,423	$(7,301)	$(137,904)	$4,992,272

Balance, January 1, 2015	124,564	$15,604	$1,436,910	$3,466,993	$(7,990)	$(220,118)	$4,691,399
Net shares issued (acquired) under share-based compensation plans	222	139	397	—	(3,702)	—	(3,166)
Share-based compensation	—	—	12,227	—	—	—	12,227
Excess tax benefit (deficit) from share-based compensation plans	—	—	(2,322)	—	—	—	(2,322)
Retirement benefit adjustments, net of taxes of $3,648	—	—	—	—	—	6,799	6,799
Dividends	—	—	—	(25,220)	—	—	(25,220)
Net income	—	—	—	208,404	—	—	208,404
Balance, June 30, 2015	124,786	$15,743	$1,447,212	$3,650,177	$(11,692)	$(213,319)	$4,888,121

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations and Basis of Presentation

Rowan Companies plc, a public limited company incorporated under the laws of England and Wales, is a leading offshore drilling contractor for the oil and gas industry. Our fleet currently consists of 32 mobile offshore drilling units, including 28 self-elevating jack-up drilling units and four ultra-deepwater drillships. We contract our drilling rigs, related equipment and work crews primarily on a day rate basis in markets throughout the world, currently in the U.S. Gulf of Mexico (US GOM), the United Kingdom (U.K.) and Norwegian sectors of the North Sea, the Middle East, North Africa, Southeast Asia and Trinidad.

The financial statements included in this Form 10-Q are presented in United States (U.S.) dollars and include the accounts of Rowan Companies plc (“Rowan plc”) and its subsidiaries.  Unless the context otherwise requires, the terms “Company,” “we,” “us” and “our” are used to refer to Rowan plc and its consolidated subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

The financial statements included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and the applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and notes have been condensed or omitted as permitted by those rules and regulations.  Management believes the accompanying financial statements contain all adjustments, which are of a normal recurring nature unless otherwise noted, necessary for a fair statement of the results for the interim periods presented.  The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of results to be expected for the full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

New Accounting Standards – In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which sets forth a global standard for revenue recognition and replaces most existing industry-specific guidance. We will be required to adopt the new standard in annual and interim periods beginning January 1, 2018. We are currently evaluating the potential effect of the new standard.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. We will be required to adopt the new standard in annual and interim periods beginning January 1, 2016. We do not expect adoption of the new standard will have a material effect on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under this ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Debt issuance costs incurred before the associated funding is received (i.e., the debt liability) should be reported on the balance sheet as deferred charges until the debt is recognized on the balance sheet. We will be required to adopt the new standard in annual and interim periods retrospectively beginning January 1, 2016. We do not expect adoption of the new standard will have a material effect on our financial statements.

Note 2 – Earnings Per Share

The following table sets forth a reconciliation of basic and diluted shares (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Average common shares outstanding	124,734	124,113	124,432	123,934
Effect of dilutive securities - share-based compensation	669	739	642	857
Average shares for diluted computations	125,403	124,852	125,074	124,791

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Share options and appreciation rights	1,399	1,108	1,399	1,108
Restricted share units	603	—	1,475	—
Total potentially dilutive shares	2,002	1,108	2,874	1,108

Note 3 – Pension and Other Postretirement Benefits

The Company provides defined-benefit pension, health care and life insurance benefits upon retirement for certain full-time employees.

Net periodic pension cost recognized during the periods included the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Service cost	$4,235	$3,660	$8,424	$7,280
Interest cost	7,948	8,183	15,808	16,275
Expected return on plan assets	(10,530)	(10,364)	(20,944)	(20,615)
Amortization of net loss	6,378	5,506	12,689	9,737
Amortization of prior service credit	(1,126)	(1,122)	(2,241)	(2,232)
Total net pension cost	$6,905	$5,863	$13,736	$10,445

Other postretirement benefit cost recognized during the periods included the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Service cost	$324	$270	$644	$537
Interest cost	703	766	1,398	1,523
Amortization of net loss	—	(40)	(2)	(79)
Amortization of prior service credit	—	(8)	—	(16)
Total other postretirement benefit cost	$1,027	$988	$2,040	$1,965

During the six months ended June 30, 2015, the Company contributed $7.1 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $10 million for the remainder of 2015.

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

Other matters – On March 22, 2015, while working for Cobalt International Energy, Inc. (“Cobalt”) in the Gulf of Mexico, the Rowan Reliance drillship experienced a loss of seal in the riser connection system which resulted in a spill of approximately 2,200 barrels of synthetic-oil based mud.  The well was plugged and abandoned on April 6, 2015, and on April 22, 2015, we commenced drilling the next well under our existing contract. We are working with Cobalt toward a resolution and we expect to receive and have recognized revenue reflecting our anticipated outcome. We do not expect resolution of the matter will have a material impact on the financial statements.

On April 21, 2015 the Bureau of Safety and Environmental Enforcement (BSEE) informed the Company it will conduct a Quality Control - Failure Incident Team (QC-FIT) evaluation of the incident, and the Company is cooperating with BSEE in the evaluation.

In November 2013, one of our subsidiaries hired HS Ocean Group Ltd. (“HSOG”) to perform rig refurbishment work on the Rowan Gorilla III in La Brea, Trinidad, under a lump-sum contract valued at about $20 million. On April 24, 2014, the subsidiary terminated the contract with HSOG for default and alternatively for convenience as provided for under the contract. At the time of the termination, the subsidiary had paid HSOG approximately $10.9 million in milestone payments. On May 23, 2014, HSOG commenced arbitration in London in accordance with the terms of the contract. HSOG has asserted claims now totaling approximately $25 million, exclusive of interest and legal costs, net of the sums paid by the subsidiary. The Company has previously recognized an estimated liability, including an incremental adjustment in the amount of $5.0 million recognized in the quarter ended June 30, 2015. Although the outcome of this matter cannot be predicted with certainty, we do not believe its resolution will have a material impact on our financial statements.

Letters of credit – We periodically employ letters of credit in the normal course of our business, and had outstanding letters of credit of approximately $11.9 million at June 30, 2015.

We are involved in various other legal proceedings incidental to our business and are vigorously defending our position in all such matters.  Although the outcome of such proceedings cannot be predicted with certainty, we do not expect resolution of these matters to have a material effect on our financial position, results of operations or cash flows.

Note 5 – Share-Based Compensation

On February 26, 2015, the Company granted restricted share units (RSUs) to employees for annual incentive awards pursuant to our long-term incentive plan with a grant-date fair value aggregating $22.5 million.  The awards vest ratably over three years except to the extent they may vest earlier under our retirement policy. The aggregate fair value, net of estimated forfeitures, was $21.2 million, which will be recognized as compensation expense over a weighted-average period of 2.7 years from the grant date.

Each RSU awarded to employees is granted in tandem with a corresponding dividend equivalent which entitles the employee to receive an amount in cash equal to any cash dividends paid by the Company with respect to the underlying shares. Dividend equivalents are payable as and when the RSUs vest. Any dividend equivalent amounts are forfeited if the corresponding RSUs are forfeited or do not vest. The Company has been paying a regular quarterly cash dividend since May 2014.

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

Estimated liabilities for outstanding P-Units aggregated $13.0 million and $11.6 million, at June 30, 2015, and December 31, 2014, respectively.

At June 30, 2015, the Company had approximately $57.3 million of estimated unrecognized share-based compensation, which is expected to be recognized as compensation expense over a remaining weighted-average period of 1.9 years.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Estimated fair value measurements
	Carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
June 30, 2015:
Assets - cash equivalents	$187,267	$187,267	$—	$—
Other assets	14,594	14,594	—	—

December 31, 2014:
Assets - cash equivalents	$314,570	$314,570	$—	$—
Other assets	16,304	16,304	—	—

At June 30, 2015 and December 31, 2014, we held Egyptian pounds in the amount of $14.6 million and $16.3 million, respectively, which are classified as other noncurrent assets. We ceased drilling operations in Egypt in 2014, and are currently working to repatriate the funds to the extent they are not utilized in Egypt.

Trade receivables and trade payables, which are required to be measured at fair value, have carrying values that approximate their fair values due to their short maturities.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Fair Value Measurements

Financial instruments not required to be measured at fair value consist of the Company’s publicly traded debt securities and draws under our revolving credit facility, which comprises our short-term bank debt.  Our publicly traded debt securities are classified as long-term debt and had a carrying value of $2.807 billion at June 30, 2015, and an estimated fair value at that date aggregating $2.694 billion, compared to a carrying and fair value of $2.807 billion and $2.755 billion, respectively, at December 31, 2014. Fair values of our publicly traded debt securities were provided by a broker who makes a market in such securities and were measured using a market-approach valuation technique.  Fair value was determined by adding a spread based on actual trades for that security (or a trader quote where actual trades were unavailable) to the applicable benchmark Treasury security with a comparable maturity in order to derive a current yield.  The yield is then used to determine a price given the individual security’s coupon rate and maturity.  Such inputs are considered “significant other observable inputs” which are categorized as Level 2 inputs in the fair value hierarchy. Draws under our revolving credit facility have an interest rate that resets monthly, and their fair value approximated their $50 million carrying value at June 30, 2015.

Note 7 – Shareholders' Equity

We maintain an affiliated employee benefit trust (EBT) to hold shares for future use to satisfy our obligations to deliver shares in connection with awards granted under our long-term incentive plans. At June 30, 2015 and December 31, 2014, the EBT held 1,160,928 and 264,903 shares, respectively. In February 2015, pursuant to authority granted by the Board, we issued 1.1 million Class A ordinary shares, $0.125 par value per share, in a noncash transaction and immediately transferred them to the EBT. Shares held by the Company's EBT are not eligible to vote or to receive dividends and are classified as treasury shares in the condensed consolidated balance sheet.

Pursuant to authority previously granted, our Board of Directors may increase our share capital through the issuance of additional shares, up to an aggregate 150,000,000 shares (at current nominal value of $0.125 per share) without obtaining further shareholder approval. This authority expires in May 2017 unless reapproved by shareholders.

On January 29 and May 1, 2015, the Board of Directors approved quarterly cash dividends of $0.10 per Class A ordinary share, which were paid on March 3 and May 26, 2015, to shareholders of record at the close of business on February 9 and May 12, 2015, respectively.

On July 30, 2015, the Board of Directors approved a quarterly cash dividend of $0.10 per Class A ordinary share, payable on August 25, 2015, to shareholders of record at the close of business on August 11, 2015.

Accumulated Other Comprehensive Loss – The following table sets forth the significant amounts reclassified out of each component of accumulated other comprehensive loss and their effect on net income for the period. The amounts reclassified are included in the computation of net periodic pension costs (see Note 3 – Pension and Other Postretirement Benefits). Amounts in parentheses are charges against income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Amounts recognized as a component of net periodic pension and other postretirement benefit cost:
Amortization of net loss	$(6,379)	$(4,850)	$(12,688)	$(9,661)
Amortization of prior service credit	1,126	1,128	2,241	2,248
Total before income taxes	(5,253)	(3,722)	(10,447)	(7,413)
Income tax benefit	1,840	1,298	3,648	2,585
Total reclassifications for the period, net of income taxes	$(3,413)	$(2,424)	$(6,799)	$(4,828)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8 – Other Financial Statement Disclosures

Accounts Receivable – The following table sets forth the components of Receivables - trade and other (in thousands):

	June 30, 2015	December 31, 2014
Trade	$481,978	$524,712
Income tax	3,794	6,315
Other	12,140	14,177
Total receivables - trade and other	$497,912	$545,204

Accrued Liabilities – The following table sets forth the components of accrued liabilities (in thousands):

	June 30, 2015	December 31, 2014
Pension and other postretirement benefits	$23,897	$26,219
Compensation and related employee costs	66,273	88,186
Interest	46,838	47,414
Income taxes	17,074	13,265
Other	28,995	19,175
Total accrued liabilities	$183,077	$194,259

Discontinued Operations – In February 2014, the Company sold a land rig it retained in the 2011 sale of its manufacturing operations. The net carrying value was $4.1 million, consisting of a $24.2 million asset previously classified as assets of discontinued operations, less $20.1 million of deferred revenues previously classified as liabilities of discontinued operations. The Company received $6.0 million in cash resulting in a $4.0 million gain, net of tax effects, which was recognized in the six months ended June 30, 2014.

Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $41.4 million and $46.6 million at June 30, 2015 and 2014, respectively.  Interest capitalized in connection with rig construction projects totaled $8.7 million and $16.2 million in the three and six months ended June 30, 2015, as compared to $13.0 million and $30.5 million, respectively, in the comparable periods of the prior year.

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

Our effective tax rate was 8.3% and 10.7%, respectively, for the three and six months ended June 30, 2015, compared to 5.7% and 2.5%, respectively, for the comparable prior-year periods. The higher effective rates for the current-year periods were due to net increases to the valuation allowance on certain deferred tax assets, partially offset by additional income in low-tax jurisdictions.

On July 31, 2015, we sold two of the oldest rigs in our jack-up fleet. The tax impact of these sales has not been reflected in our annual effective tax rate as these are subsequent events as of the balance sheet date.  We anticipate that the sales will impact our ability to benefit the deduction of certain expenses for tax purposes and will result in an increase in the valuation allowance on our deferred tax assets of between $6 million and $9 million.

The Company has not provided for deferred income taxes on undistributed earnings of its non-U.K. subsidiaries, including non-U.S. entities under Rowan Companies, Inc. (RCI), except for a portion of its Saudi Arabia operating entity's earnings that are expected to be distributed in 2015.  It is the Company’s policy and intention, except as noted above, to permanently reinvest outside

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the U.S. the earnings of non-U.S. entities directly or indirectly owned by RCI.  Generally, earnings of non-U.K. entities in which RCI does not have a direct or indirect ownership interest can be distributed to the Company without imposition of either U.K. or local country tax.

In December 2014, the U.K. Treasury released a draft proposal that would impose tax on groups that use certain tax planning techniques that are perceived as diverting profits from the U.K. The Diverted Profit Tax rule was included in the 2015 Finance Bill, and on March 26, 2015, the legislation received Royal Assent with an effective date of April 1, 2015.  We do not believe the legislation will have a material impact on our financial statements.

Litigation Settlement – In the first quarter of 2014, we settled our litigation with the owners and operators of a tanker that collided with the Rowan EXL I in May 2012 and received $20.9 million in cash as compensation for damages incurred in 2012 for repair costs to and loss of use of the rig. Such amount was recognized as a component of operating income in the six months ended June 30, 2014.

Material Charges and Other Operating Expenses – Material charges for the three months ended June 30, 2015, included a $5.0 million adjustment to an estimated liability in connection with the HSOG shipyard dispute (see Note 4).

Material charges for the three months ended June 30, 2014 included an $8.3 million noncash impairment charge for the carrying value of the Company's sole aircraft, which had been used to support operations. The asset had a carrying value of $12.7 million prior to the write-down. The amount of the impairment was based on actual sales prices for similar equipment obtained from a third-party dealer of such equipment. The aircraft was sold later in 2014 at an immaterial loss.

Note 9 – Guarantees of Registered Securities

RCI, a 100%-owned Delaware subsidiary of Rowan plc, is the issuer of all of our publicly traded debt securities consisting of the following series: 5% Senior Notes due 2017; 7.875% Senior Notes due 2019; 4.875% Senior Notes due 2022; 4.75% Senior Notes due 2024; 5.4% Senior Notes due 2042; and 5.85% Senior Notes due 2044 (the “Senior Notes”). The Senior Notes and amounts outstanding under our revolving credit facility are guaranteed by Rowan plc on a full, unconditional and irrevocable basis.

The condensed consolidating financial information that follows is presented on the equity method of accounting in accordance with Rule 3-10 of Regulation S-X in connection with Rowan plc’s guarantee of the Senior Notes and reflects the corporate ownership structure as of June 30, 2015. Financial information for the three and six months ended June 30, 2014, has been recast to reflect changes to the corporate ownership structure that occurred in the third quarter of 2014 and is presented as though the structure at June 30, 2015, was in place at January 1, 2014.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
June 30, 2015
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$608	$24,873	$173,073	$—	$198,554
Receivables - trade and other	97	3,805	494,010	—	497,912
Other current assets	—	60,755	6,668	—	67,423
Total current assets	705	89,433	673,751	—	763,889

Property, plant and equipment - gross	—	565,515	8,827,989	—	9,393,504
Less accumulated depreciation and amortization	—	229,645	1,309,690	—	1,539,335
Property, plant and equipment - net	—	335,870	7,518,299	—	7,854,169

Investments in subsidiaries	4,849,602	6,167,703	—	(11,017,305)	—
Due from affiliates	44,091	1,547,034	184,671	(1,775,796)	—
Other assets	—	21,444	17,265	—	38,709
	$4,894,398	$8,161,484	$8,393,986	$(12,793,101)	$8,656,767

CURRENT LIABILITIES:
Short-term debt	$—	$50,000	$—	$—	$50,000
Accounts payable - trade	497	19,159	90,560	—	110,216
Deferred revenues	—	—	41,102	—	41,102
Accrued liabilities	482	101,641	80,954	—	183,077
Total current liabilities	979	170,800	212,616	—	384,395

Long-term debt	—	2,806,901	—	—	2,806,901
Due to affiliates	327	191,806	1,583,663	(1,775,796)	—
Other liabilities	4,971	308,913	59,110	—	372,994
Deferred income taxes - net	—	528,903	157,747	(482,294)	204,356
Shareholders' equity	4,888,121	4,154,161	6,380,850	(10,535,011)	4,888,121
	$4,894,398	$8,161,484	$8,393,986	$(12,793,101)	$8,656,767

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended June 30, 2015
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$18,290	$509,095	$(18,649)	$508,736

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	3,173	268,259	(17,488)	253,944
Depreciation and amortization	—	3,388	91,538	464	95,390
Selling, general and administrative	7,006	1,423	24,354	(1,625)	31,158
Gain on disposals of property and equipment	—	346	(8)	—	338
Material charges and other operating expenses	—	—	5,000	—	5,000
Total costs and expenses	7,006	8,330	389,143	(18,649)	385,830

INCOME (LOSS) FROM OPERATIONS	(7,006)	9,960	119,952	—	122,906

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(30,840)	(4,092)	4,092	(30,840)
Interest income	124	4,100	303	(4,092)	435
Other - net	5,601	(5,595)	(86)	—	(80)
Total other income (expense) - net	5,725	(32,335)	(3,875)	—	(30,485)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,281)	(22,375)	116,077	—	92,421
Provision for income taxes	—	2,017	13,467	(7,798)	7,686

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,281)	(24,392)	102,610	7,798	84,735

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	86,016	1,429	—	(87,445)	—

NET INCOME (LOSS)	$84,735	$(22,963)	$102,610	$(79,647)	$84,735

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended June 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$13,255	$424,594	$(14,971)	$422,878

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	6,334	251,515	(13,271)	244,578
Depreciation and amortization	—	5,151	72,879	(352)	77,678
Selling, general and administrative	5,723	2,102	22,665	(1,348)	29,142
Loss on disposals of property and equipment	—	311	548	—	859
Material charges and other operating expenses	—	—	8,300	—	8,300
Total costs and expenses	5,723	13,898	355,907	(14,971)	360,557

INCOME (LOSS) FROM OPERATIONS	(5,723)	(643)	68,687	—	62,321

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(27,692)	(351)	351	(27,692)
Interest income	94	553	466	(351)	762
Other - net	3,500	(3,495)	(550)	—	(545)
Total other income (expense) - net	3,594	(30,634)	(435)	—	(27,475)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,129)	(31,277)	68,252	—	34,846
(Benefit) provision for income taxes	—	(10,800)	17,805	(5,023)	1,982

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,129)	(20,477)	50,447	5,023	32,864

DISCONTINUED OPERATIONS, NET OF TAX	—	(20)	—	—	(20)

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	34,973	(4,644)	—	(30,329)	—

NET INCOME	$32,844	$(25,141)	$50,447	$(25,306)	$32,844

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Six months ended June 30, 2015
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$33,336	$1,056,446	$(34,007)	$1,055,775

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	4,870	536,550	(31,742)	509,678
Depreciation and amortization	—	7,968	176,399	713	185,080
Selling, general and administrative	11,218	2,065	48,439	(2,978)	58,744
Loss (gain) on disposals of property and equipment	—	4	(179)	—	(175)
Material charges and other operating expenses	—	—	5,000	—	5,000
Total costs and expenses	11,218	14,907	766,209	(34,007)	758,327

INCOME (LOSS) FROM OPERATIONS	(11,218)	18,429	290,237	—	297,448

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(63,586)	(6,541)	6,541	(63,586)
Interest income	258	6,567	306	(6,541)	590
Other - net	11,205	(11,118)	(1,208)	—	(1,121)
Total other income (expense) - net	11,463	(68,137)	(7,443)	—	(64,117)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	245	(49,708)	282,794	—	233,331
(Benefit) provision for income taxes	—	2,407	42,216	(19,696)	24,927

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	245	(52,115)	240,578	19,696	208,404

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	208,159	23,507	—	(231,666)	—

NET INCOME	$208,404	$(28,608)	$240,578	$(211,970)	$208,404

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Six months ended June 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$29,417	$801,088	$(30,025)	$800,480

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	9,490	483,782	(28,325)	464,947
Depreciation and amortization	—	9,713	139,190	(352)	148,551
Selling, general and administrative	11,543	3,331	45,491	(1,348)	59,017
Loss (gain) on disposals of property and equipment	—	328	1,334	—	1,662
Litigation settlement	—	—	(20,875)	—	(20,875)
Material charges and other operating expenses	—	—	8,300	—	8,300
Total costs and expenses	11,543	22,862	657,222	(30,025)	661,602

INCOME (LOSS) FROM OPERATIONS	(11,543)	6,555	143,866	—	138,878

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(48,652)	(591)	591	(48,652)
Interest income	203	1,000	737	(591)	1,349
Other - net	7,000	(6,989)	(907)	—	(896)
Total other income (expense) - net	7,203	(54,641)	(761)	—	(48,199)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,340)	(48,086)	143,105	—	90,679
(Benefit) provision for income taxes	—	(19,749)	34,211	(12,199)	2,263

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,340)	(28,337)	108,894	12,199	88,416

DISCONTINUED OPERATIONS, NET OF TAX	—	4,023	—	—	4,023

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	96,779	20,736	—	(117,515)	—

NET INCOME	$92,439	$(3,578)	$108,894	$(105,316)	$92,439

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended June 30, 2015
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME (LOSS)	$84,735	$(22,963)	$102,610	$(79,647)	$84,735

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustments for amount recognized in net income as a component of net periodic benefit cost, net of income taxes	3,413	3,413	—	(3,413)	3,413

COMPREHENSIVE INCOME (LOSS)	$88,148	$(19,550)	$102,610	$(83,060)	$88,148

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended June 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME (LOSS)	$32,844	$(25,141)	$50,447	$(25,306)	$32,844

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustments for amount recognized in net income as a component of net periodic benefit cost, net of income taxes	2,424	2,424	—	(2,424)	2,424

COMPREHENSIVE INCOME (LOSS)	$35,268	$(22,717)	$50,447	$(27,730)	$35,268

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Six months ended June 30, 2015
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME (LOSS)	$208,404	$(28,608)	$240,578	$(211,970)	$208,404

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustments for amount recognized in net income as a component of net periodic benefit cost, net of income taxes	6,799	6,799	—	(6,799)	6,799

COMPREHENSIVE INCOME (LOSS)	$215,203	$(21,809)	$240,578	$(218,769)	$215,203

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Six months ended June 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME (LOSS)	$92,439	$(3,578)	$108,894	$(105,316)	$92,439

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustments for amount recognized in net income as a component of net periodic benefit cost, net of income taxes	4,828	4,828	—	(4,828)	4,828

COMPREHENSIVE INCOME	$97,267	$1,250	$108,894	$(110,144)	$97,267

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidating Statements of Cash Flows
Six months ended June 30, 2015
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(3,758)	$6,654	$474,316	$(28,492)	$448,720

INVESTING ACTIVITIES:
Property, plant and equipment additions	—	(7,113)	(609,285)	—	(616,398)
Proceeds from disposals of property, plant and equipment	—	1,704	594	—	2,298

Net cash used in investing activities	—	(5,409)	(608,691)	—	(614,100)

FINANCING ACTIVITIES:
Advances (to) from affiliates	(16,323)	(74,952)	92,783	(1,508)	—
Proceeds from borrowings	—	220,000	—	—	220,000
Repayments of borrowings	—	(170,000)	—	—	(170,000)
Dividends paid	(25,220)	—	(30,000)	30,000	(25,220)

Net cash provided by (used in) financing activities	(41,543)	(24,952)	62,783	28,492	24,780

DECREASE IN CASH AND CASH EQUIVALENTS	(45,301)	(23,707)	(71,592)	—	(140,600)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,909	48,580	244,665	—	339,154

CASH AND CASH EQUIVALENTS, END OF PERIOD	$608	$24,873	$173,073	$—	$198,554

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidating Statements of Cash Flows
Six months ended June 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$65,584	$250,687	$399,063	$(565,819)	$149,515

INVESTING ACTIVITIES:
Property, plant and equipment additions	—	(10,033)	(777,263)	—	(787,296)
Proceeds from disposals of property, plant and equipment	—	6,887	1,010	—	7,897
Investments in consolidated subsidiaries	—	(100,405)	—	100,405	—

Net cash used in investing activities	—	(103,551)	(776,253)	100,405	(779,399)

FINANCING ACTIVITIES:
Advances (to) from affiliates	(23,885)	(769,005)	377,071	415,819	—
Contributions from parent	—	—	100,405	(100,405)	—
Proceeds from borrowings	—	793,380	—	—	793,380
Debt issue costs	—	(687)	—	—	(687)
Dividends paid	(12,556)	(75,000)	(75,000)	150,000	(12,556)
Excess tax benefit (deficit) from share-based compensation	—	(563)	—	—	(563)
Proceeds from exercise of share options	4,472	—	—	—	4,472

Net cash provided by (used in) financing activities	(31,969)	(51,875)	402,476	465,414	784,046

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,615	95,261	25,286	—	154,162
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,292	92,116	936,436	—	1,092,844

CASH AND CASH EQUIVALENTS, END OF PERIOD	$97,907	$187,377	$961,722	$—	$1,247,006

ROWAN COMPANIES PLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2015, included in this Form 10-Q and with our annual report on Form 10-K for the year ended December 31, 2014. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report, as updated in our subsequent quarterly reports. See “Forward-Looking Statements.”

OVERVIEW

We are a global provider of offshore oil and gas contract drilling services with a focus on high-specification and premium jack-up drilling rigs and high-specification ultra-deepwater drillships, which our customers use for both exploratory and development drilling. We currently own and operate a fleet of 32 mobile offshore drilling units, including 28 self-elevating jack-up drilling units and four ultra-deepwater drillships. We provide our contract drilling services in a single, global operating segment, which involves contracting our drilling units, related equipment and work crews on primarily a day rate basis.

Rowan and its predecessors have been engaged in the contract drilling of oil and gas wells since 1923. Historically, our primary focus has been on high-specification and premium jack-up rigs.  In 2009, we initiated a new strategic plan that included divesting non-core assets and investing in ultra-deepwater assets, with a goal of balancing our earnings from jack-ups and deepwater rigs over the long term. In 2011 and 2012, we entered into contracts for the construction of four ultra-deepwater drillships, which were delivered in 2014 and 2015:

•	the Rowan Renaissance, which commenced drilling operations offshore West Africa in April 2014 and relocated to the US GOM in mid-2015;

•	the Rowan Resolute, which commenced operations in the US GOM in October 2014;

•	the Rowan Reliance, which commenced operations in the US GOM in February 2015; and

•	the Rowan Relentless, which commenced operations in the US GOM in June 2015.

In addition to our four ultra-deepwater drillships operating in the US GOM, as of July 20, 2015 (the date of our most recent Fleet Status Report), we had six jack-ups in the North Sea, ten in the Middle East, five in the US GOM (including one cold-stacked), four in Malaysia, two in Trinidad, and one in Malta. Effective July 1, 2015, we retired two of the oldest rigs in our jack-up fleet, the Rowan Juneau and Rowan Alaska, and sold them on July 31, 2015 under an agreement that prohibits their future use as drilling units.

Operations summary – Revenues for the three months ended June 30, 2015, increased by $86 million, or by 20%, to $509 million over the comparable prior-year period primarily as a result of the commencement of operations of the Rowan Renaissance and the Rowan Resolute in 2014 and the Rowan Reliance and Rowan Relentless in 2015. Net income from continuing operations increased to $85 million in the three months ended June 30, 2015 from $33 million in the same period of the prior year.

Revenues for the six months ended June 30, 2015, increased by $255 million, or by 32%, to $1.056 billion over the comparable prior-year period primarily as a result of the addition of the drillships. Net income from continuing operations increased to $208 million from $88 million in the comparable period of 2014.

Revenue-producing days increased slightly to 2,238 for the three months ended June 30, 2015, from 2,213 in the second quarter of 2014. For the six months ended June 30, 2015, revenue-producing days increased to 4,649 or by 7% from 4,366 in the comparable prior-year period. Increases primarily attributable to the addition of the drillships and the return to work of jack-ups previously in shipyards for major repair work were partially offset by overall declines attributable to the remainder of the jack-up fleet.

MARKET OUTLOOK

The business environment for offshore drillers continues to be challenging as oil prices remain low and the supply of offshore drilling rigs significantly outweighs demand. Beginning in June 2014, the price of oil and gas, a key factor in determining our customer activity levels, began to decline rapidly to levels that have failed to stimulate meaningful incremental contracting activity. As a result, operators worldwide reduced capital expenditure budgets for 2015 and beyond, cut operating costs and postponed drilling programs, resulting in reduced demand for offshore drilling services, downward pressure on industry day rates and rig utilization, and the cold-stacking and retirement of rigs in the worldwide fleet. In response to jack-up market conditions, in the first half of 2015 we reduced day rates on certain drilling contracts; reduced the day rate on a high-specification unit in exchange for extended contract term; experienced idle time on several units; retired two of our older jack-ups (which we sold in the third quarter of 2015 for use other than for drilling operations), and cold-stacked another jack-up. Given the current outlook, we will likely enter into contracts for certain of our drilling rigs at substantially lower day rates; we may have difficulty securing new drilling contracts; we may experience extended periods of idle time for other drilling rigs; we may experience difficulty in securing suitable contracts for reactivating our currently stacked rigs; or we may stack or retire additional jack-up units. Additionally, customers may continue to seek to renegotiate or terminate existing contracts.

A significant contributing factor to the softness in the offshore drilling market has been the influx of 209 newbuild jack-ups and 149 newbuild floaters delivered since early 2006. The addition of newbuild units, combined with numerous rigs rolling off contract, has increased competition for contracts, putting additional downward pressure on day rates and utilization. Further, as of July 17, 2015, there were approximately 130 jack-up rigs under construction worldwide for delivery through 2020 (34% of the currently utilized jack-up fleet of approximately 381 rigs), approximately 51 of which are considered high-specification (76% of the delivered high-specification fleet). Currently, there are approximately 49 competitive newbuild jack-up rigs scheduled for delivery during the remainder of 2015, all of which are without contracts. For the floater market there are approximately 77 floaters under construction worldwide for delivery through 2020 (35% of the currently utilized floater fleet of approximately 223 rigs). Following the negotiated delivery delays on several units into future years, there are approximately 11 competitive newbuild floaters scheduled for delivery during the remainder of the year with six of those units under contract.
We expect that the business environment for the remainder of 2015 and into 2016 will remain challenging and in the absence of a recovery in crude oil prices, will likely deteriorate further. However, we believe we are well-positioned strategically given our current backlog of $4.4 billion as of July 20, 2015, solid operational reputation, and modern fleet of high-specification jack-ups and state-of-the-art ultra-deepwater drillships. While challenging market conditions persist, we continue to focus on operating efficiencies and cost control, which could include stacking or retiring additional drilling rigs.

Backlog

Our backlog by geographic area as of the date of our most recent Fleet Status Report is presented below (in millions):

	July 20, 2015
	Jack-ups	Drillships	Total

US GOM	$9,987	$1,863,370	$1,873,357
Middle East	1,456,264	—	1,456,264
North Sea	829,189	—	829,189
Southeast Asia	24,676	—	24,676
Other international	169,103	—	169,103
Total backlog	$2,489,219	$1,863,370	$4,352,589

We estimate our backlog will be realized as follows (in millions):

	July 20, 2015
	Jack-ups	Drillships	Total

2015	$512,567	$397,980	$910,547
2016	881,520	885,342	1,766,862
2017	489,949	561,988	1,051,937
2018	256,303	18,060	274,363
2019 and later years	348,880	—	348,880
Total backlog	$2,489,219	$1,863,370	$4,352,589

Our backlog at February 19, 2015, as reported in our 2014 Form 10-K totaled $5.1 billion, consisting of $2.9 billion and $2.2 billion for our jack-up and drillship fleets, respectively.

About 66% of our remaining available rig days in 2015 (excluding our cold-stacked rig) and 48% of available rig days in 2016 were under contract or commitment as of July 20, 2015. As of that date, we had four rigs that were available (excluding our cold-stacked rig).

KEY PERFORMANCE MEASURES

The following table sets forth certain key performance measures by rig classification:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues (in thousands):
Ultra-deepwater drillships	$155,494	$25,711	$298,169	$25,711
High specification jack-ups(1)	263,637	305,238	576,301	587,039
Premium jack-ups(2)	76,302	71,753	156,778	148,015
Conventional jack-ups	—	8,293	716	19,254
Subtotal - Day rate revenues	495,433	410,995	$1,031,964	$780,019
Other revenues(3)	13,303	11,883	23,811	20,461
Total revenues	$508,736	$422,878	$1,055,775	$800,480

Revenue-producing days:
Ultra-deepwater drillships	251	43	477	43
High specification jack-ups	1,284	1,486	2,755	2,896
Premium jack-ups	703	613	1,408	1,266
Conventional jack-ups	—	71	10	161
Total revenue-producing days	2,238	2,213	4,649	4,366

Average day rate: (4)
Ultra-deepwater drillships	$620,156	$604,953	$625,743	$604,953
High specification jack-ups	$205,296	$205,430	$209,191	$202,712
Premium jack-ups	$108,553	$116,965	$111,378	$116,881
Conventional jack-ups	$—	$116,820	$72,975	$119,603
Total fleet	$221,391	$185,740	$221,983	$178,668

Utilization: (5)
Ultra-deepwater drillships	87%	62%	90%	62%
High specification jack-ups	74%	86%	80%	84%
Premium jack-ups	97%	84%	97%	88%
Conventional jack-ups	—%	26%	2%	30%
Total fleet	74%	79%	78%	79%

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

The following information is presented by geographic area:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues (in thousands):
North Sea	$137,146	$106,281	$292,117	$210,741
Middle East(1)	109,952	123,536	228,820	237,630
US GOM	113,507	58,495	235,799	120,857
Southeast Asia	26,006	56,544	61,048	108,810
West Africa	58,993	25,711	115,566	25,711
Other international(2)	49,829	40,428	98,614	76,270
Subtotal - Day rate revenues	495,433	410,995	1,031,964	780,019
Other revenues(3)	13,303	11,883	23,811	20,461
Total revenues	$508,736	$422,878	$1,055,775	$800,480
Revenue-producing days:
North Sea	510	366	1,034	748
Middle East	856	874	1,714	1,713
US GOM	355	373	804	779
Southeast Asia	170	357	395	686
West Africa	91	42	181	42
Other international	256	201	521	398
Total revenue-producing days	2,238	2,213	4,649	4,366
Average day rate:(4)
North Sea	$269,056	$290,526	$282,608	$281,889
Middle East	$128,445	$141,399	$133,487	$138,740
US GOM	$319,772	$156,884	$293,137	$155,173
Southeast Asia	$152,902	$158,391	$154,519	$158,541
West Africa	$649,913	$604,953	$639,295	$604,953
Other international	$194,455	$201,176	$189,361	$191,764
Total fleet	$221,391	$185,740	$221,983	$178,668
Utilization:(5)
North Sea	93%	67%	95%	69%
Middle East	94%	96%	95%	95%
US GOM	43%	59%	50%	61%
Southeast Asia	47%	98%	55%	95%
West Africa	100%	62%	100%	62%
Other international	94%	74%	96%	73%
Total fleet	74%	79%	78%	79%

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

RESULTS OF OPERATIONS

Three months ended June 30, 2015, compared to three months ended June 30, 2014

Operating income – Components of operating income as a percentage of revenues for the three months ended June 30, 2015 and 2014 are highlighted below (dollars in thousands):

	Three months ended June 30, 2015		Three months ended June 30, 2014
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$508,736	100%	$422,878	100%
Direct operating costs (excluding items below)	(253,944)	-50%	(244,578)	-58%
Depreciation expense	(95,390)	-19%	(77,678)	-18%
Selling, general and administrative expenses	(31,158)	-6%	(29,142)	-7%
Net loss on disposals of property and equipment	(338)	—%	(859)	—%
Material charges and other operating expenses	(5,000)	-1%	(8,300)	-2%
Operating income	$122,906	24%	$62,321	15%

Revenues – Revenues for the three months ended June 30, 2015, increased by $85.9 million or 20% compared to the three months ended June 30, 2014, as a result of the following (in millions):

Increase (decrease)

Addition of the Rowan Renaissance, Rowan Resolute, Rowan Reliance and Rowan Relentless	$129.8
Lower average day rates	(12.8)
Lower jack-up utilization	(32.5)
Revenues for reimbursable costs and other, net	1.4
Net increase	$85.9

The number of revenue-producing days increased by 25, or approximately 1%, to 2,238 for the three months ended June 30, 2015, compared to the comparable prior-year period. The commencement of operations of the drillships in 2014 and 2015 accounted for an additional 208 revenue producing days in the current-year quarter compared to the second quarter of 2014.

Operating costs – Operating costs for the three months ended June 30, 2015, increased by $9.4 million or 4% compared to the three months ended June 30, 2014 as a result of the following (in millions):

Increase (decrease)

Addition of the Rowan Renaissance, Rowan Resolute, Rowan Reliance and Rowan Relentless	$38.2
Return to work of the Rowan Gorilla III, Rowan Gorilla VI and the Rowan Viking	14.8
Other, net	(43.6)
Net increase	$9.4

For purposes of this discussion, we define our operating margin as revenues in excess of operating costs, excluding depreciation, selling, general and administrative expenses, gains and losses on asset disposals, litigation settlement, and material charges and other operating expenses. Operating margin as we have computed it is a non-GAAP financial measure. The impacts on operating margin of those excluded items are discussed separately below. Such items have been excluded solely to simplify the discussion. Our operating margin, as we have defined it, increased to approximately 50% of revenues in the second quarter of 2015 from 42% in the second quarter of 2014.  Margins were favorably impacted as a result of the commencement of operations of the drillships in 2014 and 2015 and cost reduction measures including reductions in headcount, a wage and salary freeze and the cold stacking of a rig, among others.

Depreciation – Depreciation increased by $17.7 million or 23% compared to the second quarter of 2014 due to the addition of the drillships and capital improvements to the fleet.

Selling, general and administrative expenses – Selling, general and administrative expenses increased by $2.0 million, or 7% from the prior-year period, due primarily to higher equity compensation expense resulting from fair market adjustments to certain share-based awards recorded under the liability method of accounting ($3.3 million increase), partially offset by lower costs due to cost-reduction measures ($1.7 million decrease), which included reductions in headcount and wage and salary freezes among other things.

Material charges and other operating expense – Material charges for the three months ended June 30, 2015, included a $5.0 million adjustment to an estimated liability in connection with the HSOG shipyard dispute (see Note 4 to the financial statements).

Material charges for the three months ended June 30, 2014 included an $8.3 million noncash impairment charge for the carrying value of the Company's sole aircraft, which had been used to support operations. The asset had a carrying value of $12.7 million prior to the write-down. The amount of the impairment was based on actual sales prices for similar equipment obtained from a third-party dealer of such equipment. The aircraft was sold later in 2014 at an immaterial loss.

Income taxes – Our effective tax rate was 8.3% for the three months ended June 30, 2015, compared to 5.7% for the three months ended June 30, 2014. The higher effective rate for the current-year period was due to net increases in the valuation allowance on certain deferred tax assets, partially offset by additional income in low-tax jurisdictions.

Six months ended June 30, 2015, compared to six months ended June 30, 2014

Operating income – Components of operating income as a percentage of revenues for the six months ended June 30, 2015 and 2014 are highlighted below (dollars in thousands):

	Six months ended June 30, 2015		Six months ended June 30, 2014
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$1,055,775	100%	$800,480	100%
Direct operating costs (excluding items below)	(509,678)	-48%	(464,947)	-58%
Depreciation expense	(185,080)	-18%	(148,551)	-19%
Selling, general and administrative expenses	(58,744)	-6%	(59,017)	-7%
Net gain (loss) on disposals of property and equipment	175	—%	(1,662)	—%
Proceeds from litigation settlement	—	—%	20,875	3%
Material charges and other operating expenses	(5,000)	—%	(8,300)	-1%
Operating income	$297,448	28%	$138,878	17%

Revenues – Revenues for the six months ended June 30, 2015, increased by $255.3 million or 32% compared to the prior-year period as a result of the following (in millions):

Increase (decrease)

Addition of the Rowan Renaissance, Rowan Resolute, Rowan Reliance and Rowan Relentless	$272.5
Higher average day rates	5.8
Revenues for reimbursable costs and other, net	3.3
Lower jack-up utilization	(26.3)
Net increase	$255.3

The number of revenue-producing days increased by 283, or approximately 6%, to 4,649 for the six months ended June 30, 2015, compared to the comparable prior-year period. Increases in activity due to the commencement of operations of the drillships and the return to work of jack-up rigs previously in shipyards for repairs were partially offset by lower activity for our other jack-ups.

Operating costs – Operating costs for the six months ended June 30, 2015, increased by $44.7 million or 10% compared to the comparable prior-year period as a result of the following (in millions):

Increase (decrease)

Addition of the Rowan Renaissance, Rowan Resolute, Rowan Reliance and Rowan Relentless	$81.4
Return to work of the Rowan Gorilla III, Rowan Gorilla VI and the Rowan Viking	32.1
Other, net	(68.8)
Net increase	$44.7

As previously noted, we define our operating margin as revenues in excess of operating costs, excluding depreciation, selling, general and administrative expenses, gains and losses on asset disposals, litigation settlements, and material charges and other operating expenses. Our operating margin, as defined above, increased to approximately 52% of revenues in the first six months of 2015 compared to 42% in the first six months of 2014.  Margins were favorably impacted as a result of the commencement of operations of the drillships and certain cost reduction measures including reductions in headcount, a wage and salary freeze and the cold stacking of a rig, among others.

Depreciation – Depreciation increased by $36.5 million or 25% compared to the first six months of 2015 due to the addition of the drillships and capital improvements to the fleet.

Selling, general and administrative expenses – Selling, general and administrative expenses declined by $0.3 million from the prior-year period, due primarily to cost-reduction measures including reductions in headcount and wage and salary freezes, partially offset by higher equity compensation expense resulting from fair market adjustments to certain share-based awards recorded under the liability method of accounting ($0.9 million increase).

Litigation settlement – In the first quarter of 2014, we settled our litigation with the owners and operators of a tanker that collided with the Rowan EXL I in May 2012 and received $20.9 million in cash as compensation for damages incurred in 2012 for repair costs to and loss of use of the rig. Such amount was recognized as a component of operating income in the six months ended June 30, 2014.

Material charges and other operating expense – Material charges for the six months ended June 30, 2015, included a $5.0 million adjustment to an estimated liability in connection with the HSOG shipyard dispute (see Note 4 to the financial statements).

Material charges for the six months ended June 30, 2014 included an $8.3 million noncash impairment charge for the carrying value of the Company's sole aircraft, which had been used to support operations. The asset had a carrying value of $12.7 million prior to the write-down. The amount of the impairment was based on actual sales prices for similar equipment obtained from a third-party dealer of such equipment. The aircraft was sold later in 2014 at an immaterial loss.

Income taxes – Our effective tax rate was 10.7% for the six months ended June 30, 2015, compared to 2.5% for the six months ended June 30, 2014. The higher effective rate for the current-year period was due to net increases in the valuation allowance on certain deferred tax assets, partially offset by additional income in low-tax jurisdictions.

On July 31, 2015, we sold two of the oldest rigs in our jack-up fleet. The tax impact of these sales has not been reflected in our annual effective tax rate as these are subsequent events as of the balance sheet date.  We anticipate that the sales will impact our ability to benefit the deduction of certain expenses for tax purposes and will result in an increase in the valuation allowance on our deferred tax assets of between $6 million and $9 million.

Rig Utilization

Idle Days – We define idle days as the time a rig is not under contract and available to work. Idle days exclude cold-stacked rigs, which are not marketed. Our jack-up rigs experienced 373 idle days during the three months ended June 30, 2015, or 13.7% of total available jack-up rig-days, which compares to 139 idle days or 5.1% for the first quarter of 2015. Our drillships were fully contracted during the quarters.

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

Our out-of-service days declined to approximately 2.3% of available rig days in the second quarter 2015, from 2.8% in the first quarter of 2015 and 13% in the second quarter 2014.  Out-of-service days for the second quarter of 2015 were favorably impacted by fewer shipyard days compared to the second quarter of 2014, when three rigs were out of service for major shipyard projects. We estimate planned out-of-service time to range from 3% to 6% for the remainder of 2015 for inspections and special surveys, customer required equipment upgrades and other equipment modifications.

Operational Downtime – We define operational downtime as the unbillable time due to equipment breakdowns or procedural failures when a rig is under contract. Our fleet operational downtime, which is in addition to out-of-service days, was approximately 3% and 2% of in-service days for the three months ended June 30, 2015 and 2014, respectively. We estimate operational downtime for our jack-up fleet will typically approximate 2.5% of operating days on a go-forward basis. We estimate that operational downtime for our newly constructed ultra-deepwater drillships will be less than 5% of operating days following an initial break-in period of operations, which could range from approximately six months to one year, during which time the actual rate could be somewhat higher.

LIQUIDITY AND CAPITAL RESOURCES

Although our business is cyclical, we have historically relied on our cash flow from continuing operations to meet liquidity needs and fund the majority of our ongoing cash requirements. We have maintained a strong financial position through the disciplined and conservative use of debt, which has provided us the ability in recent years to achieve future growth potential through rig acquisitions and newbuild rig construction. Over the last five years, a substantial portion of our operating cash flow, together with debt financings, has been used to implement our ultra-deepwater strategy with the construction of four newbuild drillships. Additionally, we reinstated our quarterly dividend in May 2014.

During the six months ended June 30, 2015, our primary sources of cash were $449 million generated from operating activities and $50 million of net borrowings on our revolving credit facility. From this amount, together with $339 million of available cash at the beginning of the year, we used $616 million for capital expenditures (including $525 million for drillship construction) and $25 million for dividends.

During the six months ended June 30, 2014, our primary sources of cash were $150 million generated from operating activities and $793 million of long-term debt financings. From this amount we used $787 million for capital expenditures (including $583 million for drillship construction) and $13 million for dividends.

We expect to fund our cash requirements over the next twelve months, including capital expenditures and debt service, from available cash and cash flows from operating activities.

A comparison of key balance sheet amounts and ratios follows (dollars in millions):

	June 30, 2015	December 31, 2014

Cash and cash equivalents	$198.6	$339.2
Current assets	$763.9	$941.1
Current liabilities	$384.4	$333.2
Current ratio	1.99	2.82
Long-term debt	$2,806.9	$2,807.3
Shareholders' equity	$4,888.1	$4,691.4
Debt to capitalization ratio	36%	37%

Sources and uses of cash and cash equivalents were as follows (in millions):

	Six months ended June 30,
	2015	2014

Net cash provided by operating activities	$448.7	$149.5
Capital expenditures	(616.4)	(787.3)
Proceeds from borrowings, net of issue costs	50.0	792.7
Payment of cash dividends	(25.2)	(12.6)
Proceeds from disposals of property and equipment	2.3	7.9
Proceeds from exercise of share options	—	4.5
Excess tax benefit (deficit) from share-based compensation	—	(0.5)
Total net source (use)	$(140.6)	$154.2

Operating Cash Flows

Cash flows from operations increased by approximately $299.2 million to $448.7 million in the six months ended June 30, 2015, from $149.5 million in the comparable prior-year period primarily due to the commencement of operations of the drillships and from working capital.

The Company has not provided for deferred income taxes on undistributed earnings of its non-U.K. subsidiaries, including non-U.S. entities under RCI, except for a portion of its Saudi Arabia operating entity's earnings that are expected to be distributed in 2015.  It is the Company’s policy and intention, except as noted above, to permanently reinvest outside the U.S. the earnings of non-U.S. entities directly or indirectly owned by RCI.  Generally, earnings of non-U.K. subsidiaries in which RCI does not have a direct or indirect ownership interest can be distributed to the Company without imposition of either U.K. or local country tax.

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

At June 30, 2015, non-U.S. entities directly or indirectly owned by RCI held approximately $102 million of the $199 million of consolidated cash and cash equivalents.   Management believes we have significant net assets, liquidity, contract backlog and/or other financial resources available to meet our operational and capital investment requirements and otherwise allow us to continue to maintain our policy of reinvesting such undistributed earnings outside the U.K. and U.S. indefinitely.

Investing Activities

With the delivery of our fourth and final drillship on March 31, 2015, we concluded our current ultra-deepwater drillship construction program. We took delivery of the first three drillships during 2014.

Capital expenditures – Capital expenditures totaled $616 million for the first six months of 2015, and included the following:

•	$525 million for construction of the Rowan Reliance and Rowan Relentless, including costs for mobilization, commissioning, riser gas-handling equipment, software certifications and spares.

•	$64 million for improvements to the existing fleet, including contractually required modifications; and

•	$27 million for rig equipment inventory and other.

For the remainder of 2015, we estimate our capital expenditures to be approximately $152 million, consisting of approximately $22 million in connection with mobilization and commissioning of the Company's final drillship and $10 million for riser gas-handling equipment, software certifications and spares to support our deepwater operations. The remaining $120 million is related to existing fleet maintenance capital and worldwide spares.

Financing Activities

Borrowings – We have a revolving credit facility with a current aggregate maximum capacity of $1.5 billion. The facility has an accordion feature that may permit us to increase the borrowing capacity to $1.75 billion, subject to lender consent.  The maximum amount of draws that may be outstanding is $1.5 billion through January 22, 2019, and $1.44 billion thereafter through the final maturity date of January 23, 2020.

On April 1, 2015, in order to fund a portion of our fourth drillship's final shipyard payment, we borrowed $50 million under our revolving credit facility, which we repaid in August 2015.

Dividends – On January 29, 2015, the Board of Directors approved a quarterly cash dividend of $0.10 per share, which was paid on March 3, 2015, to shareholders of record at the close of business on February 9, 2015.

On May 1, 2015, the Board of Directors approved a quarterly cash dividend of $0.10 per share, which was paid on May 26, 2015, to shareholders of record at the close of business on May 12, 2015.

On July 30, 2015, the Board of Directors approved a quarterly cash dividend of $0.10 per share, payable on August 25, 2015, to shareholders of record at the close of business on August 11, 2015. The payment is expected to total approximately $12.5 million, based on the number of eligible shares currently outstanding.

Debt compliance and other – Restrictive provisions in our credit facility limit consolidated debt to 60% of book capitalization. Our consolidated debt to total capitalization ratio at June 30, 2015 was 36%. We were in compliance with our debt covenants at June 30, 2015, and we do not expect to encounter difficulty complying in the following twelve-month period.

On May 14, 2015, we filed an automatically effective shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission, which provides us the ability to issue debt securities, equity securities, guarantees and/or units of securities in one or more offerings. The registration statement, as amended, expires in May 2018.

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

During the quarter ended June 30, 2015, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates were based.

NEW ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which sets forth a global standard for revenue recognition and which replaces most existing industry-specific guidance. We will be required to adopt the new standard in annual and interim periods beginning January 1, 2018. We are currently evaluating the potential effect of the new guidance.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. We will be required to adopt the new standard in annual and interim periods beginning January 1, 2016. We do not expect adoption of the new standard will have a material effect on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under this ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Debt issuance costs incurred before the associated funding is received (i.e., the debt liability) should be reported on the balance sheet as deferred charges until the debt is recognized on the balance sheet. We will be required to adopt the new standard in annual and interim periods retrospectively beginning January 1, 2016. We do not expect adoption of the new standard will have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk – Our outstanding debt at June 30, 2015, consisted of (i) long-term, fixed-rate debt with a carrying value of $2.807 billion and a weighted-average annual interest rate of 5.6% and (ii) variable-rate draws on our revolving credit facility with a carrying value of $50 million (which we repaid in August 2015) and an annual interest rate of 1.7%.  Due to the predominantly fixed-rate nature of our debt, we believe the risk of loss due to changes in market interest rates is not material.

Currency exchange rate risk – We are exposed to currency exchange rate risk associated with our international operations.  For a discussion of our currency exchange rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2014.   There have been no material changes to these previously reported matters during the six months ended June 30, 2015.

Commodity price risk – Fluctuating commodity prices affect our future earnings materially to the extent that they influence demand for our products and services.  As a general practice, we do not hold or issue derivative financial instruments and had no derivatives outstanding during the periods covered by this report.

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

There have been no changes to our internal controls over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to acquisitions of our shares for the second quarter of 2015:

Month ended	Total number of shares acquired [1]	Average price paid per share [1]	Total number of shares purchased as part of publicly announced plans or programs [2]	Approximate dollar value of shares that may yet be purchased under the plans or programs [2]
Balance forward				$—
April 30, 2015	5,970	$18.10	—	—
May 31, 2015	—	—	—	—
June 30, 2015	—	—	—	—
Total	5,970	$18.10	—

[1] The total number of shares acquired includes (i) shares acquired from employees by an affiliated employee benefit trust (EBT) upon forfeiture of nonvested awards or in satisfaction of tax withholding requirements and (ii) shares purchased, if any, pursuant to a publicly announced share repurchase program. The price paid for shares acquired as a result of forfeitures is the par value of $0.125 per share. The price paid for shares acquired in satisfaction of withholding taxes is the share price on the date of the transaction. In February 2015, the Company issued 1.1 million shares to the EBT, which shares were acquired at a price equal to the par value of $0.125 per share. There were no shares repurchased under any share repurchase program during the second quarter of 2015.

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

The declaration and payment of dividends require authorization of the Board of Directors and such dividends on issued share capital may be paid only out of Rowan plc’s “distributable reserves” on its statutory balance sheet. Rowan plc is not permitted to pay dividends out of share capital, which includes share premiums. The amount, or continuance, of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions, anticipated capital needs and other factors deemed relevant by our Board of Directors. We may decide to change or cancel future dividends at any time.

Item 6.  Exhibits

The following is a list of exhibits filed with this Form 10-Q:

10.1
Commitment Increase and Extension Agreement and Amendment No. 1 dated May 5, 2015, to the Amended and Restated Credit Agreement dated January 23, 2014 among Rowan Companies, Inc., as Borrower, Rowan Companies plc, as Parent, the Lenders named therein (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 6, 2015).

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

ROWAN COMPANIES PLC
(Registrant)

Date: August 5, 2015	/s/ STEPHEN M. BUTZ
Stephen M. Butz
Executive Vice President,
Chief Financial Officer and Treasurer

Date: August 5, 2015	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Vice President and Controller
(Chief Accounting Officer)