Form 10-Q
period 2015-09-30
ROWAN COMPANIES PLC
filed 2015-11-03
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

The number of Class A ordinary shares, $0.125 par value, outstanding at October 30, 2015, was 124,813,549, which excludes 1,133,875 shares held by an affiliated employee benefit trust.

ROWAN COMPANIES PLC

FORWARD-LOOKING STATEMENTS

Statements contained in this report regarding future financial performance, results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements include words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “could,” “may,” “might,” “should,” “will,” “forecast,” “potential,” "outlook," “scheduled,” “predict,” “will be,” “will continue,” “will likely result,” and similar words and specifically include statements regarding expected financial performance; dividend and share repurchases or debt retirement; growth strategies; expected utilization, day rates, revenues, operating expenses, contract terms, contract backlog, capital expenditures, tax rates and positions, insurance coverages, access to financing and funding sources; the availability, delivery, mobilization, contract commencement, relocation or other movement of rigs and the timing thereof; future rig construction (including construction in progress and completion thereof), enhancement, upgrade or repair and costs and timing thereof; the suitability of rigs for future contracts; general market, business and industry conditions, trends and outlook; rig demand; future operations; the impact of increasing regulatory requirements and complexity; expected contributions from our new rigs and our entry into the ultra-deepwater market; divestiture of selected assets; expense management; the likely outcome of legal proceedings or insurance or other claims and the timing thereof; activity levels in the offshore drilling market; customer drilling programs; and commodity prices. Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

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

•
our ability to retain highly skilled personnel on commercially reasonable terms, whether due to competition from other contract drillers, labor regulations or otherwise; our ability to seek and receive visas for our personnel to work in our areas of operation in a timely manner;

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

•	potential for additional long-lived asset impairments;

•	impacts of any global financial or economic downturn;

•	volatility in currency exchange rates;

•	effects of accounting changes and adoption of accounting policies;

•	costs and uncertainties associated with our redomestication, or changes in laws that could reduce or eliminate the anticipated benefits of the transaction;

•	potential unplanned expenditures and funding requirements, including investments in pension plans and other benefit plans; and

•	other important factors described from time to time in the reports filed by us with the Securities and Exchange Commission and the New York Stock Exchange.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	September 30, 2015	December 31, 2014

CURRENT ASSETS:
Cash and cash equivalents	$290,481	$339,154
Receivables - trade and other	508,338	545,204
Prepaid expenses and other current assets	37,529	29,253
Deferred tax assets - net	—	27,485
Total current assets	836,348	941,096

PROPERTY, PLANT AND EQUIPMENT:
Drilling equipment	8,893,342	7,639,171
Construction in progress	—	1,023,646
Other property and equipment	140,086	137,365
Property, plant and equipment - gross	9,033,428	8,800,182
Less accumulated depreciation and amortization	1,564,710	1,367,970
Property, plant and equipment - net	7,468,718	7,432,212

Other assets	36,609	37,884

TOTAL ASSETS	$8,341,675	$8,411,192

CURRENT LIABILITIES:
Accounts payable - trade	$118,976	$102,773
Deferred revenues	48,204	36,189
Accrued liabilities	151,491	194,259
Total current liabilities	318,671	333,221

Long-term debt	2,806,686	2,807,324
Other liabilities	380,558	368,266
Deferred income taxes - net	190,822	210,982
Commitments and contingent liabilities (Note 4)

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value, 125,947,424 and 124,828,807 shares issued at September 30, 2015, and December 31, 2014, respectively	15,743	15,604
Additional paid-in capital	1,453,024	1,436,910
Retained earnings	3,398,078	3,466,993
Cost of 1,140,567 and 264,903 treasury shares at September 30, 2015, and December 31, 2014, respectively	(12,044)	(7,990)
Accumulated other comprehensive loss	(209,863)	(220,118)
Total shareholders' equity	4,644,938	4,691,399

TOTAL LIABILITIES AND EQUITY	$8,341,675	$8,411,192

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

REVENUES	$545,436	$467,692	$1,601,211	$1,268,172

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	247,642	246,907	757,320	711,854
Depreciation and amortization	104,109	81,503	289,189	230,054
Selling, general and administrative	29,671	33,040	88,415	92,057
Loss on disposals of property and equipment	2,250	58	2,075	1,720
Proceeds from litigation settlement	—	—	—	(20,875)
Material charges and other operating expenses	332,347	—	337,347	8,300
Total costs and expenses	716,019	361,508	1,474,346	1,023,110

INCOME (LOSS) FROM OPERATIONS	(170,583)	106,184	126,865	245,062

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(41,344)	(25,656)	(104,930)	(74,308)
Interest income	230	372	820	1,721
Other - net	(1,754)	269	(2,875)	(627)
Total other income (expense) - net	(42,868)	(25,015)	(106,985)	(73,214)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(213,451)	81,169	19,880	171,848
Provision (benefit) for income taxes	25,996	(38,428)	50,923	(36,165)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(239,447)	119,597	(31,043)	208,013

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	4,023

NET INCOME (LOSS)	$(239,447)	$119,597	$(31,043)	$212,036

INCOME (LOSS) PER SHARE - BASIC:
Income (loss) from continuing operations	$(1.92)	$0.96	$(0.25)	$1.68
Discontinued operations	$—	$—	$—	$0.03
Net income (loss)	$(1.92)	$0.96	$(0.25)	$1.71

INCOME (LOSS) PER SHARE - DILUTED:
Income (loss) from continuing operations	$(1.92)	$0.96	$(0.25)	$1.67
Discontinued operations	$—	$—	$—	$0.03
Net income (loss)	$(1.92)	$0.96	$(0.25)	$1.70

CASH DIVIDENDS DECLARED PER SHARE	$0.10	$0.10	$0.30	$0.20

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

NET INCOME (LOSS)	$(239,447)	$119,597	$(31,043)	$212,036

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustment for amounts recognized in net income (loss) as a component of net periodic benefit cost, net of income tax expense of $1,854 and $1,313 for the three months ended September 30, 2015 and 2014, and $5,502 and $3,899 for the nine months ended September 30, 2015 and 2014, respectively	3,456	2,453	10,255	7,281

COMPREHENSIVE INCOME (LOSS)	$(235,991)	$122,050	$(20,788)	$219,317

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2015	2014
CASH PROVIDED BY OPERATIONS:
Net income (loss)	$(31,043)	$212,036
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	290,067	230,054
Deferred income taxes	(722)	(42,678)
Provision for pension and other postretirement benefits	23,796	18,715
Share-based compensation expense	24,594	23,904
Loss (gain) on disposals of property, plant and equipment	2,075	(193)
Other postretirement benefit claims paid	(3,538)	(3,129)
Contributions to pension plans	(10,976)	(54,251)
Asset impairment charges	329,781	8,300
Changes in current assets and liabilities:
Receivables - trade and other	36,866	(165,648)
Prepaid expenses and other current assets	(8,276)	4,708
Accounts payable	28,324	(23,162)
Accrued income taxes	3,249	(4,401)
Deferred revenues	12,015	(22,712)
Other current liabilities	(40,147)	18,198
Net changes in other noncurrent assets and liabilities	2,806	481
Net cash provided by operations	658,871	200,222

CASH USED IN INVESTING ACTIVITIES:
Capital expenditures	(674,816)	(1,367,414)
Proceeds from disposals of property, plant and equipment	5,144	9,767
Net cash used in investing activities	(669,672)	(1,357,647)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings	220,000	793,380
Repayments of borrowings	(220,000)	—
Dividends paid	(37,872)	(25,123)
Debt issue costs	—	(687)
Excess tax benefit from share-based compensation	—	15
Proceeds from exercise of share options	—	4,725
Net cash provided by (used in) financing activities	(37,872)	772,310

DECREASE IN CASH AND CASH EQUIVALENTS	(48,673)	(385,115)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	339,154	1,092,844
CASH AND CASH EQUIVALENTS, END OF PERIOD	$290,481	$707,729

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares outstanding	Class A ordinary shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance, January 1, 2014	124,237	$15,597	$1,407,031	$3,619,540	$(5,962)	$(142,445)	$4,893,761
Net shares issued (acquired) under share-based compensation plans	291	7	1,566	—	(1,265)	—	308
Share-based compensation	—	—	22,000	—	—	—	22,000
Excess tax benefit from share-based compensation plans	—	—	15	—	—	—	15
Retirement benefit adjustments, net of taxes of $3,899	—	—	—	—	—	7,281	7,281
Dividends	—	—	—	(25,123)	—	—	(25,123)
Other	—	—	—	—	—	(287)	(287)
Net income	—	—	—	212,036	—	—	212,036
Balance, September 30, 2014	124,528	$15,604	$1,430,612	$3,806,453	$(7,227)	$(135,451)	$5,109,991

Balance, January 1, 2015	124,564	$15,604	$1,436,910	$3,466,993	$(7,990)	$(220,118)	$4,691,399
Net shares issued (acquired) under share-based compensation plans	243	139	397	—	(4,054)	—	(3,518)
Share-based compensation	—	—	18,262	—	—	—	18,262
Excess tax deficit from share-based compensation plans	—	—	(2,545)	—	—	—	(2,545)
Retirement benefit adjustments, net of taxes of $5,502	—	—	—	—	—	10,255	10,255
Dividends	—	—	—	(37,872)	—	—	(37,872)
Net loss	—	—	—	(31,043)	—	—	(31,043)
Balance, September 30, 2015	124,807	$15,743	$1,453,024	$3,398,078	$(12,044)	$(209,863)	$4,644,938

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations and Basis of Presentation

Rowan Companies plc, a public limited company incorporated under the laws of England and Wales, is a leading offshore drilling contractor for the oil and gas industry. Our fleet currently consists of 32 mobile offshore drilling units, including 28 self-elevating jack-up drilling units and four ultra-deepwater drillships. We contract our drilling rigs, related equipment and work crews primarily on a day rate basis in markets throughout the world, currently in the U.S. Gulf of Mexico (US GOM), the United Kingdom (U.K.) and Norwegian sectors of the North Sea, the Middle East, Southeast Asia and Trinidad.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under this ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 did not address the presentation of debt issuance costs associated with line-of-credit arrangements, which was addressed in ASU No. 2015-15, issued in August 2015. Under ASU 2015-15, entities may continue to present debt issuance costs related to line-of-credit arrangements as an asset and amortize the deferred costs ratably over the term of the line-of-credit arrangement, regardless of whether there were any outstanding borrowings under the arrangement. We will be required to adopt the new standards in annual and interim periods retrospectively beginning January 1, 2016, with early adoption permitted. We do not expect adoption will have a material effect on our financial statements.

Note 2 – Earnings Per Share

The following table sets forth a reconciliation of basic and diluted shares (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Average common shares outstanding	124,770	124,256	124,480	124,011
Effect of dilutive securities - share-based compensation	—	794	—	835
Average shares for diluted computations	124,770	125,050	124,480	124,846

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

There were no adjustments to net income required for purposes of computing diluted earnings per share.

Share options, appreciation rights and restricted share units granted under share-based compensation plans are antidilutive and excluded from diluted earnings per share when the hypothetical number of shares that could be repurchased under the treasury stock method exceeds the number of shares that can be exercised, or when the Company reports a net loss from continuing operations. Antidilutive shares, which could potentially dilute earnings per share in the future, are set forth below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Share options and appreciation rights	1,339	1,092	1,372	1,092
Restricted share units	1,168	—	1,702	—
Total potentially dilutive shares	2,507	1,092	3,074	1,092

Note 3 – Pension and Other Postretirement Benefits

The Company provides defined-benefit pension, health care and life insurance benefits upon retirement for certain full-time employees.

Net periodic pension cost recognized during the periods included the following components (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Service cost	$4,281	$3,701	$12,705	$10,981
Interest cost	8,035	8,272	23,843	24,547
Expected return on plan assets	(10,645)	(10,479)	(31,589)	(31,094)
Amortization of net loss	6,450	4,947	19,139	14,684
Amortization of prior service credit	(1,140)	(1,134)	(3,381)	(3,366)
Total net pension cost	$6,981	$5,307	$20,717	$15,752

Other postretirement benefit cost recognized during the periods included the following components (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Service cost	$327	$272	$971	$809
Interest cost	711	774	2,109	2,297
Amortization of net loss	—	(40)	(2)	(119)
Amortization of prior service credit	—	(8)	—	(24)
Total other postretirement benefit cost	$1,038	$998	$3,078	$2,963

During the nine months ended September 30, 2015, the Company contributed $14.5 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $1.7 million for the remainder of 2015.

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

Other matters – On March 22, 2015, while working for Cobalt International Energy, Inc. (“Cobalt”) in the Gulf of Mexico, the Rowan Reliance drillship experienced a loss of seal in the riser connection system which resulted in a spill of approximately 2,200 barrels of synthetic oil based mud.  During the third quarter, we reached an agreement with Cobalt with respect to the operating days and day rate applicable over the period of time of the incident, and such amounts were previously reflected in the first and second quarter financial statements.

On April 21, 2015 the Bureau of Safety and Environmental Enforcement (BSEE) informed the Company it will conduct a Quality Control - Failure Incident Team (QC-FIT) evaluation of the incident, and the Company is cooperating with BSEE in the evaluation.

In November 2013, one of our subsidiaries hired HS Ocean Group Ltd. (“HSOG”) to perform rig refurbishment work on the Rowan Gorilla III in La Brea, Trinidad. On April 24, 2014, the subsidiary terminated the contract with HSOG, and HSOG commenced an arbitration proceeding. The Company had previously recognized an estimated liability in connection with termination of the contract, which liability was subsequently increased by $5.0 million in the second quarter of 2015. During the third quarter of 2015, we agreed to a final settlement and increased the liability by $2.6 million in the quarter. Such amounts are included in material charges and other operating expenses in the Condensed Consolidated Statement of Income.

Letters of credit – We periodically employ letters of credit in the normal course of our business, and had outstanding letters of credit of approximately $11.0 million at September 30, 2015.

We are involved in various other legal proceedings incidental to our business and are vigorously defending our position in all such matters.  Although the outcome of such proceedings cannot be predicted with certainty, we do not expect resolution of these matters to have a material effect on our financial position, results of operations or cash flows.

Note 5 – Share-Based Compensation

On February 26, 2015, the Company granted restricted share units (RSUs) to employees for annual incentive awards pursuant to our long-term incentive plan with a grant-date fair value aggregating $22.5 million.  The awards vest ratably over three years except to the extent they may vest earlier under our retirement policy. The aggregate grant-date fair value, net of estimated forfeitures, was $21.2 million, which will be recognized as compensation expense over a weighted-average period of 2.7 years from the grant date.

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

Estimated liabilities for outstanding P-Units aggregated $16.1 million and $11.6 million, at September 30, 2015, and December 31, 2014, respectively.

At September 30, 2015, the Company had approximately $45.6 million of estimated unrecognized share-based compensation, which is expected to be recognized as compensation expense over a remaining weighted-average period of 1.7 years.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Estimated fair value measurements
	Carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
September 30, 2015:
Assets - cash equivalents	$269,317	$269,317	$—	$—
Other assets	13,977	13,977	—	—

December 31, 2014:
Assets - cash equivalents	$314,570	$314,570	$—	$—
Other assets	16,304	16,304	—	—

At September 30, 2015 and December 31, 2014, we held Egyptian pounds in the amount of $14.0 million and $16.3 million, respectively, which are classified as other noncurrent assets. We ceased drilling operations in Egypt in 2014, and are currently working to repatriate the funds to the extent they are not utilized.

Trade receivables and trade payables, which are required to be measured at fair value, have carrying values that approximate their fair values due to their short maturities.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Fair Value Measurements

Financial instruments not required to be measured at fair value consist of the Company’s publicly traded debt securities.  Our publicly traded debt securities are classified as long-term debt and had a carrying value of $2.807 billion at September 30, 2015, and an estimated fair value at that date aggregating $2.201 billion, compared to a carrying and fair value of $2.807 billion and $2.755 billion, respectively, at December 31, 2014. Fair values of our publicly traded debt securities were provided by a broker who makes a market in such securities and were measured using a market-approach valuation technique.  Fair value was determined by adding a spread based on actual trades for that security (or a trader quote where actual trades were unavailable) to the applicable benchmark Treasury security with a comparable maturity in order to derive a current yield.  The yield is then used to determine a price given the individual security’s coupon rate and maturity.  Such inputs are considered “significant other observable inputs” which are categorized as Level 2 inputs in the fair value hierarchy.

Note 7 – Shareholders' Equity

We maintain an affiliated employee benefit trust (EBT) to hold shares for future use to satisfy our obligations to deliver shares in connection with awards granted under our long-term incentive plans. At September 30, 2015 and December 31, 2014, the EBT held 1,140,567 and 264,903 shares, respectively. In February 2015, pursuant to authority granted by the Board, we issued 1.1 million Class A ordinary shares, $0.125 par value per share, in a noncash transaction and immediately transferred them to the EBT. Shares held by the Company's EBT are not eligible to vote or to receive dividends and are classified as treasury shares in the condensed consolidated balance sheet.

Pursuant to authority previously granted, our Board of Directors may increase our share capital through the issuance of additional shares, up to an aggregate 150,000,000 shares (at current nominal value of $0.125 per share) without obtaining further shareholder approval. This authority expires in May 2017 unless reapproved by shareholders.

On January 29, May 1, and July 30, 2015, the Board of Directors approved quarterly cash dividends of $0.10 per Class A ordinary share, which were paid on March 3, May 26, and August 25, 2015, to shareholders of record at the close of business on February 9, May 12, and August 11, 2015, respectively.

On October 29, 2015, the Board of Directors approved a quarterly cash dividend of $0.10 per Class A ordinary share, payable on November 23, 2015, to shareholders of record at the close of business on November 9, 2015.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Amounts recognized as a component of net periodic pension and other postretirement benefit cost:
Amortization of net loss	$(6,450)	$(4,909)	$(19,138)	$(14,570)
Amortization of prior service credit	1,140	1,142	3,381	3,390
Total before income taxes	(5,310)	(3,767)	(15,757)	(11,180)
Income tax benefit	1,854	1,314	5,502	3,899
Total reclassifications for the period, net of income taxes	$(3,456)	$(2,453)	$(10,255)	$(7,281)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8 – Other Financial Statement Disclosures

Accounts Receivable – The following table sets forth the components of Receivables - trade and other (in thousands):

	September 30, 2015	December 31, 2014

Trade	$486,193	$524,712
Income tax	9,900	6,315
Other	12,245	14,177
Total receivables - trade and other	$508,338	$545,204

Accrued Liabilities – The following table sets forth the components of accrued liabilities (in thousands):

	September 30, 2015	December 31, 2014

Pension and other postretirement benefits	$17,897	$26,219
Compensation and related employee costs	66,144	88,186
Interest	35,578	47,414
Income taxes	16,514	13,265
Other	15,358	19,175
Total accrued liabilities	$151,491	$194,259

Derivative Instruments – A substantial majority of our revenues are received in U.S. dollars, which is our functional currency. However, in many of our international operations, we are required to pay certain employees (and related payroll liabilities) and suppliers in local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities denominated in the foreign currency. In addition, we may periodically enter into spot purchases or short-term derivative transactions, such as forward exchange contracts. A forward exchange contract obligates us to exchange a predetermined amount of a specified currency at a stated exchange rate by a stated date or to make a U.S. dollar payment equal to the value of such exchange. We do not enter into such transactions for the purpose of speculation, trading or investing in the market. We believe that our use of forward exchange contracts reduces our exposure to foreign currency exchange rate risk and does not expose us to material credit risk or other material market risk. Our forward exchange contracts typically mature within one month.

As of September 30, 2015, we had outstanding forward exchange contracts maturing on October 30, 2015, in the aggregate notional amount of $20.2 million consisting of $7.1 million in Norwegian kroner, $6.2 million in Saudi riyals, $5.3 million in British pounds sterling, $1.0 million in euros, and $0.6 million in other currencies. The forward exchange contracts were not designated nor accounted for as hedges; changes in fair value were therefore recognized currently in earnings and included in other income and expense. At September 30, 2015, we recognized an accrued liability and related loss on outstanding contracts in the amount of $45 thousand.

Discontinued Operations – In February 2014, the Company sold a land rig it retained in the 2011 sale of its manufacturing operations. The net carrying value was $4.1 million, consisting of a $24.2 million asset previously classified as assets of discontinued operations, less $20.1 million of deferred revenues previously classified as liabilities of discontinued operations. The Company received $6.0 million in cash resulting in a $4.0 million gain, net of tax effects, which was recognized in the nine months ended September 30, 2014.

Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $36.5 million and $48.9 million at September 30, 2015 and 2014, respectively.  Interest capitalized in connection with rig construction projects totaled $16.2 million for the nine

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

months ended September 30, 2015, as compared to $15.5 million and $46.0 million for the three and nine months ended September 30, 2014. We did not capitalize any interest in the three months ended September 30, 2015.

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

Our effective tax rate was (12.2)% and 256.2%, respectively, for the three and nine months ended September 30, 2015, compared to (47.3)% and (21.0)%, respectively, for the comparable prior-year periods. The higher effective tax rate for the nine months ended September 30, 2015 was primarily due to the establishment of a valuation allowance on the U.S. deferred tax assets, impairments of assets in foreign jurisdictions with no tax benefits, and an increase in income in high-tax jurisdictions, offset by additional tax benefit for the U.S.-impaired assets and an increase in income in low-tax jurisdictions. The negative effective rates for the 2014 periods were primarily the result of a favorable settlement agreement reached with the U.S. Internal Revenue Service (IRS) in the third quarter of 2014 in connection with U.S. tax return issues of certain prior-year periods.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The significant pieces of negative evidence evaluated were the cumulative loss in the U.S. incurred over the three-year period ended September 30, 2015, and the forecast taxable losses based on information as of September 30, 2015. Such evidence limits our ability to consider other positive evidence.

On the basis of this evaluation, as of September 30, 2015, an additional valuation allowance of $75.4 million on the U.S. deferred tax assets has been recorded for the nine months ended September 30, 2015 to recognize only the portion of the deferred tax assets that more likely than not will be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to evidence such as our projections for growth.

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

Proceeds from Litigation Settlement – In the first quarter of 2014, we settled our litigation with the owners and operators of a tanker that collided with the Rowan EXL I in May 2012 and received $20.9 million in cash as compensation for damages incurred in 2012 for repair costs to and loss of use of the rig. Such amount was recognized as a component of operating income in the nine months ended September 30, 2014.

Material Charges and Other Operating Expenses – We review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable.

During the quarter ended September 30, 2015, we conducted an impairment test of our assets and determined that the carrying values for ten of our jack-up drilling units aggregating $458 million were not recoverable from their undiscounted cash flows and exceeded the rigs' estimated fair values measured under an income approach. As a result, we recognized a noncash impairment charge of $329.8 million in the third quarter of 2015. Our estimate of fair value required us to use significant unobservable inputs, which are internally developed assumptions not observable in the market, including assumptions related to future demand for drilling services, estimated availability of rigs, and future day rates, among others.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, material charges for the three and nine months ended September 30, 2015, included adjustments in the amount of $2.6 million and $7.6 million, respectively, to an estimated liability in connection with a shipyard dispute (see Note 4).

Material charges for the nine months ended September 30, 2014 included an $8.3 million noncash impairment charge for the carrying value of the Company's sole aircraft, which had been used to support operations. The asset had a carrying value of $12.7 million prior to the write-down. The amount of the impairment was based on actual sales prices for similar equipment obtained from a third-party dealer of such equipment. The aircraft was sold later in 2014 at an immaterial loss.

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
September 30, 2015
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$793	$18,156	$271,532	$—	$290,481
Receivables - trade and other	110	2,673	505,555	—	508,338
Other current assets	572	25,842	11,115	—	37,529
Total current assets	1,475	46,671	788,202	—	836,348

Property, plant and equipment - gross	—	576,017	8,457,411	—	9,033,428
Less accumulated depreciation and amortization	—	236,711	1,327,999	—	1,564,710
Property, plant and equipment - net	—	339,306	7,129,412	—	7,468,718

Investments in subsidiaries	4,618,762	5,998,404	—	(10,617,166)	—
Due from affiliates	31,038	1,341,153	57,793	(1,429,984)	—
Other assets	—	20,460	16,149	—	36,609
	$4,651,275	$7,745,994	$7,991,556	$(12,047,150)	$8,341,675

CURRENT LIABILITIES:
Accounts payable - trade	$1,488	$13,755	$103,733	$—	$118,976
Deferred revenues	—	—	48,204	—	48,204
Accrued liabilities	630	95,938	54,923	—	151,491
Total current liabilities	2,118	109,693	206,860	—	318,671

Long-term debt	—	2,806,686	—	—	2,806,686
Due to affiliates	128	59,020	1,370,836	(1,429,984)	—
Other liabilities	4,091	321,216	55,251	—	380,558
Deferred income taxes - net	—	517,450	142,872	(469,500)	190,822
Shareholders' equity	4,644,938	3,931,929	6,215,737	(10,147,666)	4,644,938
	$4,651,275	$7,745,994	$7,991,556	$(12,047,150)	$8,341,675

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended September 30, 2015
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$15,886	$543,591	$(14,041)	$545,436

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	946	259,448	(12,752)	247,642
Depreciation and amortization	—	6,819	97,189	101	104,109
Selling, general and administrative	5,433	(1,690)	27,318	(1,390)	29,671
Loss on disposals of property and equipment	—	482	1,768	—	2,250
Material charges and other operating expenses	—	—	332,347	—	332,347
Total costs and expenses	5,433	6,557	718,070	(14,041)	716,019

INCOME (LOSS) FROM OPERATIONS	(5,433)	9,329	(174,479)	—	(170,583)

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(41,344)	(13,914)	13,914	(41,344)
Interest income	495	13,186	463	(13,914)	230
Other - net	5,599	(5,642)	(1,711)	—	(1,754)
Total other income (expense) - net	6,094	(33,800)	(15,162)	—	(42,868)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	661	(24,471)	(189,641)	—	(213,451)
Provision (benefit) for income taxes	—	24,898	(11,764)	12,862	25,996

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	661	(49,369)	(177,877)	(12,862)	(239,447)

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	(240,108)	(182,064)	—	422,172	—

NET INCOME (LOSS)	$(239,447)	$(231,433)	$(177,877)	$409,310	$(239,447)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended September 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$17,437	$468,013	$(17,758)	$467,692

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	(2,247)	266,104	(16,950)	246,907
Depreciation and amortization	—	3,439	78,213	(149)	81,503
Selling, general and administrative	6,020	319	27,360	(659)	33,040
Loss (gain) on disposals of property and equipment	—	74	(16)	—	58
Material charges and other operating expenses	—	—	—	—	—
Total costs and expenses	6,020	1,585	371,661	(17,758)	361,508

INCOME (LOSS) FROM OPERATIONS	(6,020)	15,852	96,352	—	106,184

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(25,657)	(713)	714	(25,656)
Interest income	71	746	269	(714)	372
Other - net	9,798	(9,793)	264	—	269
Total other income (expense) - net	9,869	(34,704)	(180)	—	(25,015)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,849	(18,852)	96,172	—	81,169
(Benefit) provision for income taxes	—	(27,095)	252	(11,585)	(38,428)

NET INCOME FROM CONTINUING OPERATIONS	3,849	8,243	95,920	11,585	119,597

DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	—

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	115,748	34,944	—	(150,692)	—

NET INCOME	$119,597	$43,187	$95,920	$(139,107)	$119,597

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Nine months ended September 30, 2015
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$49,222	$1,600,037	$(48,048)	$1,601,211

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	5,816	795,998	(44,494)	757,320
Depreciation and amortization	—	14,787	273,588	814	289,189
Selling, general and administrative	16,651	375	75,757	(4,368)	88,415
Loss on disposals of property and equipment	—	486	1,589	—	2,075
Material charges and other operating expenses	—	—	337,347	—	337,347
Total costs and expenses	16,651	21,464	1,484,279	(48,048)	1,474,346

INCOME (LOSS) FROM OPERATIONS	(16,651)	27,758	115,758	—	126,865

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(104,930)	(20,455)	20,455	(104,930)
Interest income	753	19,753	769	(20,455)	820
Other - net	16,804	(16,760)	(2,919)	—	(2,875)
Total other income (expense) - net	17,557	(101,937)	(22,605)	—	(106,985)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	906	(74,179)	93,153	—	19,880
Provision for income taxes	—	27,305	30,452	(6,834)	50,923

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	906	(101,484)	62,701	6,834	(31,043)

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	(31,949)	(158,557)	—	190,506	—

NET INCOME (LOSS)	$(31,043)	$(260,041)	$62,701	$197,340	$(31,043)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Nine months ended September 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$46,854	$1,269,101	$(47,783)	$1,268,172

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	7,243	749,886	(45,275)	711,854
Depreciation and amortization	—	13,152	217,403	(501)	230,054
Selling, general and administrative	17,563	3,650	72,851	(2,007)	92,057
Loss on disposals of property and equipment	—	402	1,318	—	1,720
Proceeds from litigation settlement	—	—	(20,875)	—	(20,875)
Material charges and other operating expenses	—	—	8,300	—	8,300
Total costs and expenses	17,563	24,447	1,028,883	(47,783)	1,023,110

INCOME (LOSS) FROM OPERATIONS	(17,563)	22,407	240,218	—	245,062

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(74,309)	(1,304)	1,305	(74,308)
Interest income	274	1,746	1,006	(1,305)	1,721
Other - net	16,798	(16,782)	(643)	—	(627)
Total other income (expense) - net	17,072	(89,345)	(941)	—	(73,214)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(491)	(66,938)	239,277	—	171,848
(Benefit) provision for income taxes	—	(48,367)	37,618	(25,416)	(36,165)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(491)	(18,571)	201,659	25,416	208,013

DISCONTINUED OPERATIONS, NET OF TAX	—	4,023	—	—	4,023

EQUITY IN EARNINGS OF SUBSIDIARIES, NET OF TAX	212,527	52,525	—	(265,052)	—

NET INCOME	$212,036	$37,977	$201,659	$(239,636)	$212,036

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended September 30, 2015
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME (LOSS)	$(239,447)	$(231,433)	$(177,877)	$409,310	$(239,447)

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustments for amount recognized in net income as a component of net periodic benefit cost, net of income taxes	3,456	3,456	—	(3,456)	3,456

COMPREHENSIVE INCOME (LOSS)	$(235,991)	$(227,977)	$(177,877)	$405,854	$(235,991)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended September 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME (LOSS)	$119,597	$43,187	$95,920	$(139,107)	$119,597

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustments for amount recognized in net income as a component of net periodic benefit cost, net of income taxes	2,453	2,453	—	(2,453)	2,453

COMPREHENSIVE INCOME (LOSS)	$122,050	$45,640	$95,920	$(141,560)	$122,050

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Nine months ended September 30, 2015
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME (LOSS)	$(31,043)	$(260,041)	$62,701	$197,340	$(31,043)

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustments for amount recognized in net income as a component of net periodic benefit cost, net of income taxes	10,255	10,255	—	(10,255)	10,255

COMPREHENSIVE INCOME (LOSS)	$(20,788)	$(249,786)	$62,701	$187,085	$(20,788)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Nine months ended September 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME	$212,036	$37,977	$201,659	$(239,636)	$212,036

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustments for amount recognized in net income as a component of net periodic benefit cost, net of income taxes	7,281	7,281	—	(7,281)	7,281

COMPREHENSIVE INCOME	$219,317	$45,258	$201,659	$(246,917)	$219,317

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidating Statements of Cash Flows
Nine months ended September 30, 2015
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(3,776)	$22,571	$687,535	$(47,459)	$658,871

INVESTING ACTIVITIES:
Property, plant and equipment additions	—	(14,836)	(659,980)	—	(674,816)
Proceeds from disposals of property, plant and equipment	—	2,836	2,308	—	5,144
Advances on subsidiary notes receivables	—	(481,300)	—	481,300	—
Collections on subsidiary notes receivables	7,000	434,190	—	(441,190)	—
Investments in consolidated subsidiaries	—	(36,704)	—	36,704	—

Net cash used in investing activities	7,000	(95,814)	(657,672)	76,814	(669,672)

FINANCING ACTIVITIES:
Advances (to) from affiliates	(10,468)	42,819	(30,810)	(1,541)	—
Contributions from parent	—	—	36,704	(36,704)	—
Proceeds from borrowings	—	220,000	481,300	(481,300)	220,000
Repayments of borrowings	—	(220,000)	(441,190)	441,190	(220,000)
Dividends paid	(37,872)	—	(49,000)	49,000	(37,872)

Net cash used in financing activities	(48,340)	42,819	(2,996)	(29,355)	(37,872)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,116)	(30,424)	26,867	—	(48,673)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,909	48,580	244,665	—	339,154

CASH AND CASH EQUIVALENTS, END OF PERIOD	$793	$18,156	$271,532	$—	$290,481

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidating Statements of Cash Flows
Nine months ended September 30, 2014
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$66,891	$294,344	$432,075	$(593,088)	$200,222

INVESTING ACTIVITIES:
Property, plant and equipment additions	—	(15,995)	(1,351,419)	—	(1,367,414)
Proceeds from disposals of property, plant and equipment	—	6,955	2,812	—	9,767
Investments in consolidated subsidiaries	—	(105,261)	—	105,261	—

Net cash used in investing activities	—	(114,301)	(1,348,607)	105,261	(1,357,647)

FINANCING ACTIVITIES:
Advances (to) from affiliates	(20,771)	(927,293)	532,376	415,688	—
Contributions from parent	—	—	105,261	(105,261)	—
Proceeds from borrowings	—	793,380	—	—	793,380
Debt issue costs	—	(687)	—	—	(687)
Dividends paid	(25,123)	(75,000)	(102,400)	177,400	(25,123)
Excess tax benefit from share-based compensation	—	15	—	—	15
Proceeds from exercise of share options	4,725	—	—	—	4,725

Net cash provided by (used in) financing activities	(41,169)	(209,585)	535,237	487,827	772,310

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,722	(29,542)	(381,295)	—	(385,115)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,292	92,116	936,436	—	1,092,844

CASH AND CASH EQUIVALENTS, END OF PERIOD	$90,014	$62,574	$555,141	$—	$707,729

ROWAN COMPANIES PLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015, included in this Form 10-Q and with our annual report on Form 10-K for the year ended December 31, 2014. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report, as updated in our subsequent quarterly reports. See “Forward-Looking Statements.”

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

In addition to our four ultra-deepwater drillships operating in the US GOM, as of October 14, 2015 (the date of our most recent Fleet Status Report), we had six jack-ups in the North Sea, eleven in the Middle East, five in the US GOM (including two cold-stacked), three in Malaysia (including one cold-stacked), two in Trinidad, and one in Malta. Effective July 1, 2015, we retired two of the oldest rigs in our jack-up fleet, the Rowan Juneau and Rowan Alaska, and sold them on July 31, 2015 under an agreement that prohibits their future use as drilling units.

Operations summary – Revenues for the three months ended September 30, 2015, increased by $78 million, or by 17%, to $545 million over the comparable prior-year period primarily as a result of the commencement of operations of the Rowan Resolute in 2014 and the Rowan Reliance and Rowan Relentless in 2015. The Company incurred a net loss from continuing operations in the amount of $239 million in the three months ended September 30, 2015 compared to net income of $120 million in the same period of the prior year. The three months ended September 30, 2015, included a noncash asset impairment charge on ten of our jack-up drilling units aggregating $330 million. This charge was primarily the result of continued low level of commodity prices, customer feedback indicating lower capital expenditures in 2016 than previously estimated and the expected delivery of a large number of newbuild jack-up rigs over the next few years.

Revenues for the nine months ended September 30, 2015, increased by $333 million, or by 26%, to $1.601 billion over the comparable prior-year period primarily as a result of the addition of the drillships. The Company reported a $31 million net loss from continuing operations for the nine months ended September 30, 2015, primarily as a result of the impairment charge recognized during the quarter, compared to income of $208 million in the comparable period of 2014.

Revenue-producing days declined by 5% to 2,275 for the three months ended September 30, 2015, from 2,396 in the third quarter of 2014. For the nine months ended September 30, 2015, revenue-producing days increased to 6,924 or by 2% from 6,762 in the comparable prior-year period. For the nine-month period, increases primarily attributable to the addition of the drillships and the return to work of jack-ups previously in shipyards for major repair work were partially offset by overall declines attributable to the remainder of the jack-up fleet.

MARKET OUTLOOK

The business environment for offshore drillers continues to be challenging as commodity prices remain low and the supply of offshore drilling rigs significantly outweighs demand. Beginning in June 2014, the prices of crude oil and natural gas, key factors in determining our customer activity levels, began to decline rapidly to levels that have failed to stimulate meaningful incremental contracting activity. As a result, operators worldwide reduced capital expenditure budgets for 2015 and beyond, cut operating costs and postponed drilling programs, resulting in reduced demand for offshore drilling services, downward pressure on industry day rates and rig utilization, and the cold-stacking and retirement of rigs in the worldwide fleet. In response to jack-up market conditions, in 2015 we reduced day rates on certain drilling contracts, though some were in exchange for extended contract duration; experienced idle time on several units; retired two of our older jack-ups (which we sold in the third quarter of 2015 for use other than for drilling operations), and cold-stacked other jack-ups. Given the current outlook, we will likely enter into contracts for certain of our drilling rigs at substantially lower day rates; we may have difficulty securing new drilling contracts; we may experience extended periods of idle time for other drilling rigs and experience difficulty in securing suitable contracts for reactivating our currently stacked rigs; or we may stack or retire additional jack-up units. Additionally, customers may continue to seek to renegotiate or terminate existing contracts.

A significant contributing factor to the softness in the offshore drilling market has been the influx of 213 newbuild jack-ups and 152 newbuild floaters delivered since early 2006. The addition of newbuild units, combined with numerous rigs rolling off contract, has increased competition for contracts, putting additional downward pressure on day rates and utilization. Further, as of October 13, 2015, there were approximately 127 jack-up rigs under construction worldwide for delivery through 2020 (34% of the currently utilized jack-up fleet of approximately 370 rigs), approximately 56 of which are considered high-specification (78% of the delivered high-specification fleet). Currently, there are approximately 36 competitive newbuild jack-up rigs scheduled for delivery during the remainder of 2015, all of which are without contracts. For the floater market there are approximately 75 floaters under construction worldwide for delivery through 2020 (36% of the currently utilized floater fleet of approximately 207 rigs). Following the negotiated delivery delays on several units into future years, there are approximately six competitive newbuild floaters scheduled for delivery during the remainder of the year with two of those units under contract.
We expect that the business environment for the remainder of 2015 and into 2016 will remain challenging and in the absence of a recovery in crude oil prices, will likely deteriorate further. However, we believe we are well-positioned strategically given our current backlog of $4.1 billion as of October 14, 2015, solid operational reputation, and modern fleet of high-specification jack-ups and state-of-the-art ultra-deepwater drillships. While challenging market conditions persist, we continue to focus on operating efficiencies and cost control, which could include stacking or retiring additional drilling rigs.

Backlog

Our backlog by geographic area as of the date of our most recent Fleet Status Report is presented below (in millions):

	October 14, 2015
	Jack-ups	Drillships	Total

US GOM	$28,578	$1,654,192	$1,682,770
Middle East	1,566,042	—	1,566,042
North Sea	713,980	—	713,980
Trinidad	138,322	—	138,322
Southeast Asia	12,441	—	12,441
Total backlog	$2,459,363	$1,654,192	$4,113,555

We estimate our backlog will be realized as follows (in millions):

	October 14, 2015
	Jack-ups	Drillships	Total

2015	$258,186	$190,548	$448,734
2016	978,207	885,342	1,863,549
2017	565,504	561,988	1,127,492
2018	308,408	16,314	324,722
2019 and later years	349,058	—	349,058
Total backlog	$2,459,363	$1,654,192	$4,113,555

Our backlog at February 19, 2015, as reported in our 2014 Form 10-K totaled $5.1 billion, consisting of $2.9 billion and $2.2 billion for our jack-up and drillship fleets, respectively.

About 78% of our remaining available rig days in 2015 and 64% of available rig days in 2016 were under contract or commitment as of October 14, 2015, excluding cold-stacked rigs. As of that date, we had three rigs that were cold-stacked and four rigs that were available.

KEY PERFORMANCE MEASURES

The following table sets forth certain key performance measures by rig classification:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues (in thousands):
Ultra-deepwater drillships	$215,872	$52,676	$514,042	$78,387
High specification jack-ups(1)	244,071	306,840	820,372	893,879
Premium jack-ups(2)	73,554	86,898	230,331	234,913
Conventional jack-ups	—	10,055	716	29,309
Subtotal - Day rate revenues	533,497	456,469	$1,565,461	$1,236,488
Other revenues(3)	11,939	11,223	35,750	31,684
Total revenues	$545,436	$467,692	$1,601,211	$1,268,172

Revenue-producing days: (4)
Ultra-deepwater drillships	353	79	830	122
High specification jack-ups	1,266	1,495	4,021	4,391
Premium jack-ups	655	730	2,063	1,996
Conventional jack-ups	—	92	10	253
Total revenue-producing days	2,275	2,396	6,924	6,762

Average day rate: (5)
Ultra-deepwater drillships	$610,850	$660,170	$619,402	$640,980
High specification jack-ups	$192,740	$205,284	$204,010	$203,588
Premium jack-ups	$112,250	$119,147	$111,654	$117,709
Conventional jack-ups	$—	$109,299	$72,975	$115,855
Total fleet	$234,505	$190,526	$226,097	$182,869

Utilization: (6)
Ultra-deepwater drillships	96%	87%	93%	76%
High specification jack-ups	72%	86%	78%	85%
Premium jack-ups	89%	99%	94%	91%
Conventional jack-ups	—%	33%	2%	31%
Total fleet	77%	84%	78%	81%

(1) We define high-specification jack-ups as those that have hook-load capacity of at least two million pounds.
(2) We define premium jack-ups as those cantilevered rigs capable of operating in water depths of 300 feet or more.
(3) Other revenues, which are primarily revenues received for contract reimbursable costs, are excluded from the computation of average day rate.
(4) Total revenue-producing days may not total due to rounding.
(5) Average day rate is computed by dividing day rate revenues by the number of revenue-producing days, including fractional days. Day rate revenues include the contractual rates and amounts received in lump sum, such as for rig mobilization or capital improvements, which are amortized over the initial term of the contract. Revenues attributable to reimbursable expenses are excluded from average day rates.

(6) Utilization is the number of revenue-producing days, including fractional days, divided by the aggregate number of calendar days in the period, or, with respect to newly constructed rigs, the number of calendar days in the period from the date the rig was placed in service.

The following information is presented by geographic area:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues (in thousands):
North Sea	$129,627	$117,283	$421,744	$328,024
Middle East(1)	117,811	125,121	346,632	362,751
US GOM	198,817	61,900	434,617	182,757
Southeast Asia	23,473	57,303	84,521	166,113
West Africa	37,872	52,676	153,438	78,387
Other international(2)	25,895	42,186	124,509	118,456
Subtotal - Day rate revenues	533,497	456,469	1,565,461	1,236,488
Other revenues(3)	11,939	11,223	35,750	31,684
Total revenues	545,436	$467,692	$1,601,211	$1,268,172
Revenue-producing days:(4)
North Sea	473	414	1,506	1,161
Middle East	903	887	2,617	2,599
US GOM	529	429	1,333	1,208
Southeast Asia	158	368	553	1,054
West Africa	62	80	243	122
Other international	151	219	672	617
Total revenue-producing days	2,275	2,396	6,924	6,762
Average day rate:(5)
North Sea	$274,300	$283,614	$280,002	$282,503
Middle East	$130,467	$141,140	$132,452	$139,559
US GOM	$375,836	$144,224	$325,971	$151,284
Southeast Asia	$148,563	$155,715	$152,957	$157,554
West Africa	$610,839	$660,166	$632,030	$640,982
Other international	$171,490	$192,788	$185,299	$192,127
Total fleet	$234,504	$190,526	$226,097	$182,869
Utilization:(6)
North Sea	86%	75%	92%	71%
Middle East	98%	96%	96%	95%
US GOM	72%	67%	57%	63%
Southeast Asia	43%	100%	51%	97%
West Africa	100%	87%	100%	76%
Other international	49%	79%	79%	75%
Total fleet	77%	84%	78%	81%

(1) Our rigs operating in the Middle East are located in Saudi Arabia and Qatar.
(2) "Other international" includes two rigs operating in Trinidad. Additionally, a third rig operated in Egypt and Morocco in 2014 and Tunisia in 2015.
(3) Other revenues, which are primarily revenues received for contract reimbursable costs, are excluded from the computation of average day rate.
(4) Total revenue-producing days may not total due to rounding.
(5) Average day rate is computed by dividing day rate revenues by the number of revenue-producing days, including fractional days. Day rate revenues include the contractual rates and amounts received in lump sum, such as for rig mobilization or capital improvements, which are amortized over the initial term of the contract. Revenues attributable to reimbursable expenses are excluded from average day rates.

(6) Utilization is the number of revenue-producing days, including fractional days, divided by the aggregate number of calendar days in the period, or, with respect to newly constructed rigs, the number of calendar days in the period from the date the rig was placed in service.

RESULTS OF OPERATIONS

Three months ended September 30, 2015, compared to three months ended September 30, 2014

Operating income – Components of operating income (loss) as a percentage of revenues for the three months ended September 30, 2015 and 2014 are highlighted below (dollars in thousands):

	Three months ended September 30, 2015		Three months ended September 30, 2014
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$545,436	100%	$467,692	100%
Direct operating costs (excluding items below)	(247,642)	-45%	(246,907)	-53%
Depreciation expense	(104,109)	-19%	(81,503)	-17%
Selling, general and administrative expenses	(29,671)	-5%	(33,040)	-7%
Net loss on disposals of property and equipment	(2,250)	—%	(58)	—%
Material charges and other operating expenses	(332,347)	-61%	—	—%
Operating income (loss)	$(170,583)	-31%	$106,184	23%

Revenues – Revenues for the three months ended September 30, 2015, increased by $77.7 million or 17% compared to the three months ended September 30, 2014, as a result of the following (in millions):

Increase (decrease)

Addition of the Rowan Renaissance, Rowan Resolute, Rowan Reliance and Rowan Relentless	$163.2
Lower jack-up utilization	(68.8)
Lower average day rates	(17.4)
Revenues for reimbursable costs and other, net	0.7
Net increase	$77.7

The number of revenue-producing days decreased by 121, or approximately 5%, to 2,275 for the three months ended September 30, 2015, compared to the comparable prior-year period. The commencement of operations of the drillships in 2014 and 2015 accounted for an additional 274 revenue producing days in the current-year quarter compared to the third quarter of 2014.

Operating costs – Operating costs for the three months ended September 30, 2015, increased by $0.7 million or 0.3% compared to the three months ended September 30, 2014 as a result of the following (in millions):

Increase (decrease)

Addition of the Rowan Resolute, Rowan Reliance and Rowan Relentless	$38.6
Decrease due to idle or cold-stacked rigs	(18.6)
Other, net	(19.3)
Net increase	$0.7

For purposes of this discussion, we define our operating margin as revenues in excess of operating costs, excluding depreciation, selling, general and administrative expenses, gains and losses on asset disposals, litigation settlement, and material charges and other operating expenses. Operating margin as we have computed it is a non-GAAP financial measure. The impacts on operating margin of those excluded items are discussed separately below. Such items have been excluded solely to simplify the discussion. Our operating margin, as we have defined it, increased to approximately 55% of revenues in the third quarter of 2015 from 47% in the third quarter of 2014.  Margins were favorably impacted as a result of the commencement of operations of the drillships in

2014 and 2015; significant cost reduction measures including reductions in headcount, a wage and salary freeze, and the cold-stacking of rigs; and the impact of favorable foreign exchange rates and reduced maintenance expense, among others.

Depreciation – Depreciation increased by $22.6 million or 28% compared to the third quarter of 2014 due to the addition of the drillships and capital improvements to the fleet.

Selling, general and administrative expenses – Selling, general and administrative expenses decreased by $3.4 million, or 10% from the prior-year period, due primarily to cost-reduction measures implemented in 2014 and 2015, which included reductions in headcount and wage and salary freezes among other things.

Material charges and other operating expense – Material charges for the three months ended September 30, 2015, included a $329.8 million noncash impairment charge to reduce the carrying values of ten of our jack-up drilling units and a $2.6 million adjustment to a liability in connection with resolution of a shipyard dispute (see Note 8 and Note 4, respectively, to the financial statements).

Income taxes – Our effective tax rate was (12.2)% for the three months ended September 30, 2015, compared to (47.3)% for the three months ended September 30, 2014. The higher effective tax rate for the current-year period was primarily due to establishing an additional valuation allowance on the U.S. deferred tax assets, impairments of assets in foreign jurisdictions with no tax benefits, and an increase in income in high-tax jurisdictions, offset by additional tax benefit for the U.S. impaired assets and an increase in income in low-tax jurisdictions. The negative effective rate for 2014 was primarily the result of a favorable settlement agreement reached with the U.S. Internal Revenue Service in the third quarter of 2014 in connection with U.S. tax return issues of certain prior-year periods.

Excluding the impact of the material charges and valuation allowance charges in 2015 and the IRS settlement agreement in 2014, our effective tax rate was 7.5% and 9.5% for the three months ended September 30, 2015 and 2014, respectively. The lower effective tax rate for the current year quarter compared to the prior year period was due primarily to the increase in income in low-tax jurisdictions. The tax impact of the material charges of ($58.3) million and valuation allowance charges of $75.4 million in 2015 and the favorable IRS settlement agreement of $46 million in 2014 resulted in a net tax expense of $17.1 million and a tax benefit of $46 million for the three months ended September 30, 2015 and 2014, respectively.

Nine months ended September 30, 2015, compared to nine months ended September 30, 2014

Operating income – Components of operating income as a percentage of revenues for the nine months ended September 30, 2015 and 2014 are highlighted below (dollars in thousands):

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$1,601,211	100%	$1,268,172	100%
Direct operating costs (excluding items below)	(757,320)	-47%	(711,854)	-56%
Depreciation expense	(289,189)	-18%	(230,054)	-18%
Selling, general and administrative expenses	(88,415)	-6%	(92,057)	-7%
Loss on disposals of property and equipment	(2,075)	—%	(1,720)	—%
Proceeds from litigation settlement	—	—%	20,875	2%
Material charges and other operating expenses	(337,347)	-21%	(8,300)	-1%
Operating income	$126,865	8%	$245,062	19%

Revenues – Revenues for the nine months ended September 30, 2015, increased by $333.0 million or 26% compared to the prior-year period as a result of the following (in millions):

Increase (decrease)

Addition of the Rowan Renaissance, Rowan Resolute, Rowan Reliance and Rowan Relentless	$435.7
Lower jack-up utilization	(95.1)
Lower average day rates	(11.6)
Revenues for reimbursable costs and other, net	4.0
Net increase	$333.0

The number of revenue-producing days increased by 162, or approximately 2%, to 6,924 for the nine months ended September 30, 2015, compared to the comparable prior-year period. Increases in activity due to the commencement of operations of the drillships, which contributed 708 incremental days, and the return to work of jack-up rigs previously in shipyards for repairs were partially offset by lower activity for our other jack-ups.

Operating costs – Operating costs for the nine months ended September 30, 2015, increased by $45.5 million or 6% compared to the comparable prior-year period as a result of the following (in millions):

Increase (decrease)

Addition of the Rowan Renaissance, Rowan Resolute, Rowan Reliance and Rowan Relentless	$116.7
Return to work of the Rowan Gorilla III, Rowan Gorilla VI and the Rowan Viking	37.4
Decrease due to idle or cold-stacked rigs	(52.7)
Other, net	(55.9)
Net increase	$45.5

As previously noted, we define our operating margin as revenues in excess of operating costs, excluding depreciation, selling, general and administrative expenses, gains and losses on asset disposals, litigation settlements, and material charges and other operating expenses. Our operating margin, as defined above, increased to approximately 53% of revenues in the first nine months of 2015 compared to 44% in the first nine months of 2014.  Margins were favorably impacted as a result of the commencement of operations of the drillships; significant cost reduction measures including reductions in headcount, a wage and salary freeze, and the cold stacking of rigs; and the impact of favorable foreign exchange rates and reduced maintenance expense, among others.

Depreciation – Depreciation increased by $59.1 million or 26% compared to the first nine months of 2014 due to the addition of the drillships and capital improvements to the fleet.

Selling, general and administrative expenses – Selling, general and administrative expenses declined by $3.6 million from the prior-year period, due primarily to cost-reduction measures including reductions in headcount and wage and salary freezes.

Proceeds from litigation settlement – In the first quarter of 2014, we settled our litigation with the owners and operators of a tanker that collided with the Rowan EXL I in May 2012 and received $20.9 million in cash as compensation for damages incurred in 2012 for repair costs to and loss of use of the rig. Such amount was recognized as a component of operating income in the nine months ended September 30, 2014.

Material charges and other operating expense – Material charges for the nine months ended September 30, 2015, included a $329.8 million noncash impairment charge to reduce the carrying values of ten of our jack-up drilling units and a $7.6 million adjustment to a liability in connection with resolution of a shipyard dispute (see Note 8 and Note 4, respectively, to the financial statements).

Material charges for the nine months ended September 30, 2014, included an $8.3 million noncash impairment charge for the carrying value of the Company's sole aircraft, which had been used to support operations.

Income taxes – Our effective tax rate was 256.2% for the nine months ended September 30, 2015, compared to (21.0)% for the nine months ended September 30, 2014. The higher effective rate for 2015 was primarily due to establishing a valuation allowance on the U.S. deferred tax assets, impairments of assets in the foreign jurisdictions with no tax benefits, and the increase in income in high-tax jurisdictions, offset by additional tax benefit for the U.S. impaired assets and an increase in income in low-tax jurisdictions. The negative effective rate for 2014 was primarily the result of a favorable settlement agreement reached with the U.S. Internal Revenue Service in the third quarter of 2014 in connection with U.S. tax return issues of certain prior-year periods.

Excluding the impact of the material charges and valuation allowance charges in 2015 and the IRS tax settlement agreement in 2014, our effective tax rate was 9.7% and 5.8% for the nine months ended September 30, 2015 and 2014, respectively. The higher effective tax rate for the current year period compared to the prior year was due primarily to the increase in income in high-tax jurisdictions, partially offset by an increase in income in low-tax jurisdictions. The tax impact of the material charges of ($58.3) million and valuation allowance charges of $75.4 million in 2015 and the favorable IRS settlement agreement of $46 million in 2014 resulted in a net tax expense of $17.1 million and a tax benefit of $46 million for the nine months ended September 30, 2015 and 2014, respectively.
Rig Utilization

Idle Days – We define idle days as the time a rig is not under contract and available to work. Idle days exclude cold-stacked rigs, which are not marketed. Our jack-up rigs experienced 373 idle days in both the second and third quarters of 2015, or 13.7% and 14.5%, respectively, of total available jack-up rig-days, compared to no idle days in the third quarter 2014. Our drillships were fully contracted during the quarters.

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

Our fleetwide out-of-service days increased slightly to 3.3% of available rig days in the third quarter 2015 from 2.3% in the second quarter 2015, as compared to approximately 9% in the third quarter 2014.  We estimate planned out-of-service days to be in the 3% range for the remainder of 2015 for inspections and special surveys, customer required equipment upgrades and other equipment modifications.

Operational Downtime – We define operational downtime as the unbillable time due to equipment breakdowns or procedural failures when a rig is under contract. Our fleet operational downtime, which is in addition to out-of-service days, decreased slightly to 1.5% for the third quarter 2015 from 2.8% in the second quarter 2015, as compared to approximately 1% of in-service days for the third quarter 2014. We estimate operational downtime for our jack-up fleet will typically approximate 2.5% of operating days on a go-forward basis. We estimate that operational downtime for our newly constructed ultra-deepwater drillships will be less than 5% of operating days following an initial break-in period of operations, which could range from approximately six months to one year following the commencement of operations, during which time the actual rate could be somewhat higher.

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

During the nine months ended September 30, 2015, our primary sources of cash were $659 million generated from operating activities plus $339 million of available cash at the beginning of the year. From these amounts we used $675 million for capital expenditures (including $537 million for drillship construction) and $38 million for dividends.

During the nine months ended September 30, 2014, our primary sources of cash were $200 million generated from operating activities and $793 million of long-term debt financings. From this amount, together with existing cash balances, we used $1.4 billion for capital expenditures (including $1.0 billion for drillship construction) and $25 million for dividends.

We expect to fund our cash requirements over the next twelve months, including capital expenditures and debt service, from available cash and cash flows from operating activities. To the extent we have excess available cash, we may consider the retirement of debt.

A comparison of key balance sheet amounts and ratios follows (dollars in millions):

	September 30, 2015	December 31, 2014

Cash and cash equivalents	$290.5	$339.2
Current assets	$836.3	$941.1
Current liabilities	$318.7	$333.2
Current ratio	2.62	2.82
Long-term debt	$2,806.7	$2,807.3
Shareholders' equity	$4,644.9	$4,691.4
Debt to capitalization ratio	38%	37%

Sources and uses of cash and cash equivalents were as follows (in millions):

	Nine months ended September 30,
	2015	2014

Net cash provided by operating activities	$658.9	$200.2
Capital expenditures	(674.8)	(1,367.4)
Proceeds from borrowings, net of issue costs, less repayments	—	792.7
Payment of cash dividends	(37.9)	(25.1)
Proceeds from disposals of property and equipment	5.1	9.8
Proceeds from exercise of share options	—	4.7
Total net use	$(48.7)	$(385.1)

Operating Cash Flows

Cash flows from operations increased by approximately $458.6 million to $658.9 million in the nine months ended September 30, 2015, from $200.2 million in the comparable prior-year period primarily due to the commencement of operations of the drillships and from working capital.

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

At September 30, 2015, non-U.S. entities directly or indirectly owned by RCI held approximately $136 million of the $290 million of consolidated cash and cash equivalents.   Management believes we have significant net assets, liquidity, contract backlog and/or other financial resources available to meet our operational and capital investment requirements and otherwise allow us to continue to maintain our policy of reinvesting such undistributed earnings outside the U.K. and U.S. indefinitely.

Investing Activities

With the delivery of our fourth and final drillship on March 31, 2015, we concluded our current ultra-deepwater drillship construction program. We took delivery of the first three drillships during 2014.

Capital expenditures – Capital expenditures totaled $675 million for the first nine months of 2015, and included the following:

•	$537 million for construction of the Rowan Reliance and Rowan Relentless, including costs for mobilization, commissioning, riser gas-handling equipment, software certifications and spares.

•	$102 million for improvements to the existing fleet, including contractually required modifications; and

•	$36 million for rig equipment inventory and other.

For the remainder of 2015, we estimate our capital expenditures to be approximately $80 million, consisting of approximately $12 million in connection with the Company's final drillship and in support of our deepwater operations. The remaining $68 million is related to existing fleet maintenance capital and worldwide spares.

Financing Activities

Borrowings – We have a revolving credit facility with a current aggregate maximum capacity of $1.5 billion. The facility has an accordion feature that may permit us to increase the borrowing capacity to $1.75 billion, subject to obtaining lender commitments.  The maximum amount of draws that may be outstanding is $1.5 billion through January 22, 2019, and $1.44 billion thereafter through the final maturity date of January 23, 2020.

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

On July 30, 2015, the Board of Directors approved a quarterly cash dividend of $0.10 per share, which was paid on August 25, 2015, to shareholders of record at the close of business on August 11, 2015.

On October 29, 2015, the Board of Directors approved a quarterly cash dividend of $0.10 per share, payable on November 23, 2015, to shareholders of record at the close of business on November 9, 2015. The payment is expected to total approximately $12.7 million, based on the number of eligible shares currently outstanding.

Debt compliance and other – Restrictive provisions in our credit facility limit consolidated debt to 60% of book capitalization. Our consolidated debt to total capitalization ratio at September 30, 2015 was 38%. We were in compliance with our debt covenants at September 30, 2015, and we do not expect to encounter difficulty complying in the following twelve-month period.

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

During the quarter ended September 30, 2015, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates were based.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under this ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 did not address the presentation of debt issuance costs associated with line-of-credit arrangements, which was addressed in ASU No. 2015-15, issued in August 2015. Under ASU 2015-15, entities may continue to present debt issuance costs related to line-of-credit arrangements as an asset and amortize the deferred costs ratably over the term of the line-of-credit arrangement, regardless of whether there were any outstanding borrowings under the arrangement. We will be required to adopt the new standards in annual and interim periods retrospectively beginning January 1, 2016, with early adoption permitted. We do not expect adoption will have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk – Our outstanding debt at September 30, 2015, consisted of long-term, fixed-rate debt with a carrying value of $2.807 billion and a weighted-average annual interest rate of 5.6%.  Due to the fixed-rate nature of our debt, we believe the risk of loss due to changes in market interest rates is not material.

Currency exchange rate risk – A substantial majority of our revenues are received in U.S. dollars, which is our functional currency. However, in many of our international operations, we are required to pay certain employees (and related payroll liabilities) and suppliers in local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities denominated in the foreign currency. In addition, we may periodically enter into spot purchases or short-term derivative transactions, such as forward exchange contracts. A forward exchange contract obligates us to exchange a predetermined amount of a specified currency at a stated exchange rate by a stated date or to make a U.S. dollar payment equal to the value of such exchange. The currencies included in these forward contracts have generally been stable currencies, including the British pound sterling, Norwegian kroner and Saudi riyal and to a lesser extent, the Singapore dollar, Canadian dollar, and the Qatari rial. We take delivery of the currencies rather than make a U.S. dollar payment for any net difference in value and utilize the currencies in our operations generally in the month of delivery or early the following month. We do not enter into such transactions for the purpose of speculation, trading or investing in the market. We believe that our use of forward exchange contracts reduces our exposure to foreign currency exchange rate risk and does not expose us to material credit risk or other material market risk. Our forward exchange contracts typically mature within one month.

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

There have been no changes to our internal controls over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to acquisitions of our shares for the third quarter of 2015:

Month ended	Total number of shares acquired [1]	Average price paid per share [1]	Total number of shares purchased as part of publicly announced plans or programs [2]	Approximate dollar value of shares that may yet be purchased under the plans or programs [2]
Balance forward				$—
July 31, 2015	158	$20.07	—	—
August 31, 2015	3,836	17.52	—	—
September 30, 2015	—	—	—	—
Total	3,994	$17.62	—

[1] The total number of shares acquired includes (i) shares acquired from employees by an affiliated employee benefit trust (EBT) upon forfeiture of nonvested awards or in satisfaction of tax withholding requirements and (ii) shares purchased, if any, pursuant to a publicly announced share repurchase program. The price paid for shares acquired as a result of forfeitures is the par value of $0.125 per share. The price paid for shares acquired in satisfaction of withholding taxes is the share price on the date of the transaction. In February 2015, the Company issued 1.1 million shares to the EBT, which shares were acquired at a price equal to the par value of $0.125 per share. There were no shares repurchased under any share repurchase program during the third quarter of 2015.

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

ROWAN COMPANIES PLC
(Registrant)

Date: November 3, 2015	/s/ STEPHEN M. BUTZ
Stephen M. Butz
Executive Vice President,
Chief Financial Officer and Treasurer

Date: November 3, 2015	/s/ GREGORY M. HATFIELD
Gregory M. Hatfield
Vice President and Controller
(Chief Accounting Officer)