Form 10-Q
period 2016-03-31
ROWAN COMPANIES PLC
filed 2016-05-04
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

The number of Class A ordinary shares, $0.125 par value, outstanding at April 30, 2016, was 125,385,989, which excludes 561,435 shares held by an affiliated employee benefit trust.

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

Such risks and uncertainties are beyond our ability to control, and in many cases we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. Should one or more of these risks or uncertainties materialize or should our underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. In addition to the risks, uncertainties and assumptions described above, you should also carefully read and consider the risk factors and forward-looking statement disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2015. We disclaim any obligation to update or revise any forward-looking statements except as required by applicable law or regulation.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(Unaudited)

	March 31, 2016	December 31, 2015

CURRENT ASSETS:
Cash and cash equivalents	$595,200	$484,228
Receivables - trade and other	426,909	410,519
Prepaid expenses and other current assets	19,735	26,528
Total current assets	1,041,844	921,275

PROPERTY, PLANT AND EQUIPMENT:
Drilling equipment	8,951,655	8,930,434
Other property and equipment	137,763	137,659
Property, plant and equipment - gross	9,089,418	9,068,093
Less accumulated depreciation and amortization	1,757,294	1,662,261
Property, plant and equipment - net	7,332,124	7,405,832

Other assets	18,159	20,160

TOTAL ASSETS	$8,392,127	$8,347,267

CURRENT LIABILITIES:
Current portion of long-term debt	$21,278	$—
Accounts payable - trade	87,071	109,574
Deferred revenues	30,523	33,062
Accrued liabilities	160,385	186,035
Total current liabilities	299,257	328,671

Long-term debt, less current portion	2,655,043	2,692,419
Other liabilities	352,398	357,923
Deferred income taxes - net	185,396	195,795
Commitments and contingent liabilities (Note 4)

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value, 125,947,424 shares issued at March 31, 2016, and December 31, 2015	15,743	15,743
Additional paid-in capital	1,456,998	1,458,532
Retained earnings	3,632,596	3,509,792
Cost of 702,275 and 1,129,440 treasury shares at March 31, 2016, and December 31, 2015, respectively	(8,434)	(12,223)
Accumulated other comprehensive loss	(196,870)	(199,385)
Total shareholders' equity	4,900,033	4,772,459

TOTAL LIABILITIES AND EQUITY	$8,392,127	$8,347,267

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2016	2015

REVENUES	$500,180	$547,039

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	204,832	255,734
Depreciation and amortization	98,852	89,690
Selling, general and administrative	26,930	27,586
Loss (gain) on disposals of property and equipment	2,177	(513)
Total costs and expenses	332,791	372,497

INCOME FROM OPERATIONS	167,389	174,542

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(38,924)	(32,746)
Gain on extinguishment of debt	577	—
Interest income	444	155
Other - net	(2,577)	(1,041)
Total other income (expense) - net	(40,480)	(33,632)

INCOME BEFORE INCOME TAXES	126,909	140,910
Provision for income taxes	4,110	17,241

NET INCOME	$122,799	$123,669

NET INCOME PER SHARE - BASIC	$0.98	$0.99

NET INCOME PER SHARE - DILUTED	$0.98	$0.99

CASH DIVIDENDS DECLARED PER SHARE	$—	$0.10

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015

NET INCOME	$122,799	$123,669

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustment for amounts recognized in net income as a component of net periodic benefit cost, net of income tax expense of $1,349 and $1,808, respectively	2,515	3,386

COMPREHENSIVE INCOME	$125,314	$127,055

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
CASH PROVIDED BY OPERATIONS:
Net income	$122,799	$123,669
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	98,852	90,564
Deferred income taxes	(12,568)	(7,541)
Provision for pension and other postretirement benefits	4,756	7,844
Share-based compensation expense	8,203	5,190
Loss (gain) on disposals of property, plant and equipment	2,177	(513)
Other postretirement benefit claims paid	(3,018)	(1,115)
Contributions to pension plans	(3,135)	(375)
Noncash loss on debt extinguishment	86	—
Changes in current assets and liabilities:
Receivables - trade and other	(16,390)	42,053
Prepaid expenses and other current assets	6,793	4,350
Accounts payable	(17,215)	6,894
Accrued income taxes	5,247	12,300
Deferred revenues	(2,539)	1,163
Other current liabilities	(30,914)	(47,075)
Net changes in other noncurrent assets and liabilities	(3,083)	7,358
Net cash provided by operations	160,051	244,766

CASH USED IN INVESTING ACTIVITIES:
Capital expenditures	(32,908)	(514,265)
Proceeds from disposals of property, plant and equipment	299	1,680
Net cash used in investing activities	(32,609)	(512,585)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Reductions of long-term debt	(16,470)	—
Dividends paid	—	(12,562)
Excess tax benefit from share-based compensation	—	(1,981)
Net cash used in financing activities	(16,470)	(14,543)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	110,972	(282,362)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	484,228	339,154
CASH AND CASH EQUIVALENTS, END OF PERIOD	$595,200	$56,792

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares outstanding	Class A ordinary shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance, January 1, 2015	124,564	$15,604	$1,436,910	$3,466,993	$(7,990)	$(220,118)	$4,691,399
Net shares issued (acquired) under share-based compensation plans	199	137	—	—	(3,463)	—	(3,326)
Share-based compensation	—	—	5,761	—	—	—	5,761
Excess tax benefit (shortfall) from share-based compensation plans	—	—	(1,981)	—	—	—	(1,981)
Retirement benefit adjustments, net of taxes of $1,808	—	—	—	—	—	3,386	3,386
Dividends	—	—	—	(12,562)	—	—	(12,562)
Net income	—	—	—	123,669	—	—	123,669
Balance, March 31, 2015	124,763	$15,741	$1,440,690	$3,578,100	$(11,453)	$(216,732)	$4,806,346

Balance, January 1, 2016	124,818	$15,743	$1,458,532	$3,509,792	$(12,223)	$(199,385)	$4,772,459
Net shares issued (acquired) under share-based compensation plans	427	—	(6,637)	—	3,789	—	(2,848)
Share-based compensation	—	—	5,923	—	—	—	5,923
Excess tax benefit (shortfall) from share-based compensation plans	—	—	(820)	—	—	—	(820)
Retirement benefit adjustments, net of taxes of $1,349	—	—	—	—	—	2,515	2,515
Dividends	—	—	—	5	—	—	5
Net income	—	—	—	122,799	—	—	122,799
Balance, March 31, 2016	125,245	$15,743	$1,456,998	$3,632,596	$(8,434)	$(196,870)	$4,900,033

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations and Basis of Presentation

Rowan Companies plc, a public limited company incorporated under the laws of England and Wales, is a global provider of offshore contract drilling services to the international oil and gas industry. Our fleet currently consists of 31 mobile offshore drilling units, including 27 self-elevating jack-up drilling units and four ultra-deepwater drillships. We contract our drilling rigs, related equipment and work crews primarily on a day-rate basis in markets throughout the world, currently including the United States Gulf of Mexico (US GOM), the United Kingdom (U.K.) and Norwegian sectors of the North Sea, the Middle East and Trinidad.

The financial statements included in this Form 10-Q are presented in United States (U.S.) dollars and include the accounts of Rowan Companies plc (“Rowan plc”) and its direct and indirect subsidiaries.  Unless the context otherwise requires, the terms “Rowan,” “Company,” “we,” “us” and “our” are used to refer to Rowan plc and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

The financial statements included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and the applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and notes have been condensed or omitted as permitted by those rules and regulations.  Management believes the accompanying financial statements contain all adjustments, which are of a normal recurring nature unless otherwise noted, necessary for a fair statement of the results for the interim periods presented.  The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of results to be expected for the full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Standards

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which sets forth a global standard for revenue recognition and replaces most existing industry-specific guidance. We will be required to adopt the new standard in annual and interim periods beginning January 1, 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are evaluating the standard and have not yet determined our implementation method upon adoption or what impact adoption will have on our financial statements.

Presentation of Deferred Taxes – In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities in balance sheets as noncurrent. We will be required to adopt the new standard in annual and interim periods beginning January 1, 2017. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are evaluating the standard and have not yet determined our implementation method.

Lease Accounting – In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires the balance sheet recognition of lease assets and lease liabilities by lessees for leases previously classified as operating leases under prior GAAP. We will be required to adopt the new standard in annual and interim periods beginning January 1, 2019. Lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including a number of optional practical expedients that entities may elect to apply. We have not yet evaluated the standard nor determined our implementation method upon adoption or what impact adoption will have on our financial statements.

Stock Compensation – In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting, which simplifies several aspects of accounting for employee share-based payment awards, including the accounting for income taxes, withholding taxes and forfeitures, as well as classification on the statement of cash flows. We will be required to adopt the amended guidance in annual and interim reports beginning January 1, 2017, with early adoption permitted. We are in the process of determining the method of adoption and the impact this amendment will have on our consolidated financial statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 – Earnings Per Share

The following table sets forth a reconciliation of basic and diluted shares (in thousands):

	Three months ended March 31,
	2016	2015

Average common shares outstanding	124,962	124,294
Effect of dilutive securities - share-based compensation	840	806
Average shares for diluted computations	125,802	125,100

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

	Three months ended March 31,
	2016	2015

Share options and appreciation rights	1,740	1,456
Restricted share units	2,245	1,533
Total potentially dilutive shares	3,985	2,989

Note 3 – Pension and Other Postretirement Benefits

The Company provides defined-benefit pension, health care and life insurance benefits upon retirement for certain full-time employees.

Net periodic pension cost recognized during the periods included the following components (in thousands):

	Three months ended March 31,
	2016	2015

Service cost	$3,781	$4,189
Interest cost	6,502	7,860
Expected return on plan assets	(9,915)	(10,414)
Amortization of net loss	5,108	6,311
Amortization of prior service credit	(1,245)	(1,115)
Total net pension cost	$4,231	$6,831

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other postretirement benefit cost recognized during the periods included the following components (in thousands):

	Three months ended March 31,
	2016	2015

Service cost	$114	$320
Interest cost	509	695
Amortization of net loss	(1)	(2)
Amortization of prior service credit	(96)	—
Total other postretirement benefit cost	$526	$1,013

During the three months ended March 31, 2016, the Company contributed $6.2 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $23.3 million for the remainder of 2016.

Note 4 – Commitments and Contingent Liabilities

Uncertain tax positions – We have been advised by the U.S. Internal Revenue Service of proposed unfavorable tax adjustments for the open tax years 2009 through 2012 that primarily relate to 2009 tax benefits recognized as a result of applying the facts of a third-party tax case that provided favorable tax treatment for certain foreign contracts entered into in prior years to the company’s situation; transfer pricing; domestic production activity deduction; and a change in tax accounting method related to tax depreciation, including applicable penalties and interest. We are presently analyzing the facts and circumstances and evaluating the potential impact, if any, regarding these issues. In years subsequent to 2012, we have similar positions that could be subject to similar adjustments for the open years. We have provided for amounts that we believe will be ultimately payable under the proposed adjustments and intend to vigorously defend our positions; however, if we determine the provisions for these matters to be inadequate due to new information or we are required to pay a significant amount of additional U.S. taxes and applicable penalties and interest in excess of amounts that have been provided for these matters, our consolidated results of operations and cash flows could be materially and adversely affected.

Letters of credit – We periodically employ letters of credit in the normal course of our business, and had outstanding letters of credit of approximately $4.3 million at March 31, 2016.

We are involved in various other legal proceedings incidental to our business and are vigorously defending our position in all such matters.  Although the outcome of such proceedings cannot be predicted with certainty, we do not expect resolution of these matters to have a material effect on our financial position, results of operations or cash flows.

Note 5 – Share-Based Compensation

On February 25, 2016, the Company granted restricted share units (RSUs) to employees for annual incentive awards pursuant to our long-term incentive plan with a grant-date fair value aggregating $19.3 million.  The awards vest ratably over three years except to the extent they may vest earlier under our retirement policy. The aggregate grant-date fair value, net of estimated forfeitures, was $18.2 million, which will be recognized as compensation expense over a weighted-average period of 2.6 years from the grant date.

Additionally, on February 25, 2016, the Company granted to certain members of management performance units (P-Units) that have a target value of $100 per unit.  The amount ultimately earned with respect to the P-Units will depend on the Company’s total shareholder return (TSR) ranking compared to a group of peer companies over a three-year period ending December 31, 2018, and could range from zero to $200 per unit depending on performance.  Twenty-five percent of the P-Units’ value is determined by the Company’s relative TSR ranking for each one-year period ended December 31, 2016, 2017, and 2018, respectively, and 25% of the P-Units’ value is determined by the relative TSR ranking for the three-year period ending December 31, 2018.  Vesting and settlement of any P-Units would not occur until the third anniversary following the grant date. Settlement may be in cash or shares at the discretion of the Company.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The grant-date fair value of the P-Units was estimated to be $8.6 million.  Fair value was estimated using a Monte Carlo simulation model, which considers the probabilities of the Company’s TSR ranking at the end of each performance period and the amount of the payout at each rank to determine the probability-weighted expected payout.  The Company uses liability accounting to account for the P-Units.  Compensation is recognized on a straight-line basis over a maximum period of three years from the grant date and is adjusted for changes in fair value through the vesting date.

Estimated liabilities for P-Units as of March 31, 2016, included $7.9 million and $5.5 million classified as short- and long-term, respectively, compared to $7.6 million and $11.4 million, respectively, at December 31, 2015.

At March 31, 2016, estimated unrecognized share-based compensation totaled approximately $51.6 million, which is expected to be recognized as compensation expense over a remaining weighted-average period of 2.0 years.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Estimated fair value measurements
	Carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
March 31, 2016:
Assets - cash equivalents	$583,546	$583,546	$—	$—
Other assets	11,690	11,690	—	—

December 31, 2015:
Assets - cash equivalents	$465,388	$465,388	$—	$—
Other assets	13,508	13,508	—	—

At March 31, 2016 and December 31, 2015, we held Egyptian pounds in the amount of $11.7 million and $13.5 million, respectively, which are classified as other noncurrent assets. We ceased drilling operations in Egypt in 2014, and are currently working to obtain access to the funds for use outside Egypt to the extent they are not utilized. We can provide no assurance we will be able to convert or utilize such funds in the future.

Trade receivables and trade payables, which are required to be measured at fair value, have carrying values that approximate their fair values due to their short maturities.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Fair Value Measurements

Financial instruments not required to be measured at fair value consist of the Company’s publicly traded debt securities.  Our publicly traded debt securities had a carrying value of $2.676 billion at March 31, 2016, and an estimated fair value at that date aggregating $1.943 billion, compared to a carrying and fair value of $2.692 billion and $2.072 billion, respectively, at December 31, 2015. Fair values of our publicly traded debt securities were provided by a broker who makes a market in such securities and were measured using a market-approach valuation technique.  Fair value was determined by adding a spread based on actual trades for that security (or a trader quote where actual trades were unavailable) to the applicable benchmark Treasury security with a comparable maturity in order to derive a current yield.  The yield is then used to determine a price given the individual security’s coupon rate and maturity.  Such inputs are considered “significant other observable inputs” which are categorized as Level 2 inputs in the fair value hierarchy.

Note 7 – Shareholders' Equity

Reclassifications from Accumulated Other Comprehensive Loss – The following table sets forth the significant amounts reclassified out of each component of accumulated other comprehensive loss and their effect on net income for the period (in thousands):

	Three months ended March 31,
	2016	2015
Amounts recognized as a component of net periodic pension and other postretirement benefit cost:
Amortization of net loss	$(5,105)	$(6,309)
Amortization of prior service credit	1,241	1,115
Total before income taxes	(3,864)	(5,194)
Income tax benefit	1,349	1,808
Total reclassifications for the period, net of income taxes	$(2,515)	$(3,386)

Note 8 – Other Financial Statement Disclosures

Accounts Receivable – The following table sets forth the components of Receivables - trade and other (in thousands):

	March 31, 2016	December 31, 2015

Trade	$411,754	$395,694
Income tax	4,947	4,463
Other	10,208	10,362
Total receivables - trade and other	$426,909	$410,519

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accrued Liabilities – The following table sets forth the components of accrued liabilities (in thousands):

	March 31, 2016	December 31, 2015

Pension and other postretirement benefits	$26,675	$31,389
Compensation and related employee costs	55,958	73,628
Interest	34,155	44,338
Income taxes	29,174	23,927
Other	14,423	12,753
Total accrued liabilities	$160,385	$186,035

Long-term Debt – Long-term debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
5% Senior Notes, due September 2017 ($359.6 million and $366.6 million principal amount, respectively; 5.1% effective rate)	$358,682	$365,494
7.875% Senior Notes, due August 2019 ($426.0 million and $435.5 million principal amount, respectively; 8.0% effective rate)	423,650	432,870
4.875% Senior Notes, due June 2022 ($700 million principal amount; 4.6% effective rate)	705,994	706,236
4.75% Senior Notes, due January 2024 ($400 million principal amount; 4.8% effective rate)	397,160	397,069
5.4% Senior Notes, due December 2042 ($400 million principal amount; 5.5% effective rate)	394,769	394,720
5.85% Senior Notes, due January 2044 ($400 million principal amount; 5.9% effective rate)	396,066	396,030
Total carrying value	2,676,321	2,692,419
Less: amounts classified as current	21,278	—
Long-term debt, less current portion	$2,655,043	$2,692,419

In the first quarter of 2016, we paid $15.9 million in cash to retire $16.5 million aggregate principal amount of the 5% Notes due 2017 and 7.875% Notes due 2019, plus accrued interest, and recognized a $0.6 million gain on early extinguishment of debt.

Also during the quarter, we repurchased an additional $21.4 million aggregate principal amount ($21.3 million carrying value) of the 5% and 7.875% Notes, which settled in April 2016 and which will result in the recognition of a $1.2 million gain on debt extinguishment in the second quarter. Such amount has been classified as short-term debt at March 31, 2016.

In April 2016 we repurchased $10.0 million aggregate principal amount of the 7.875% Notes which will result in the recognition of a $0.6 million gain on debt extinguishment in the second quarter.

Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $27.0 million and $57.1 million at March 31, 2016 and 2015, respectively.  Interest capitalized in connection with rig construction projects totaled $7.5 million for the three months ended March 31, 2015. We did not capitalize any interest in the three months ended March 31, 2016.

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our effective tax rate was 3.2% for the three months ended March 31, 2016, compared to 12.2% for the comparable prior-year period. The lower effective tax rate for the three months ended March 31, 2016, was primarily due to a combination of higher income in low-tax jurisdictions and lower income in higher tax jurisdictions.

The Company has not provided for deferred income taxes on undistributed earnings of its non-U.K. subsidiaries, including non-U.S. entities under Rowan Companies, Inc. (RCI).  It is the Company’s policy and intention to permanently reinvest outside the U.S. the earnings of non-U.S. entities directly or indirectly owned by RCI.  Generally, earnings of non-U.K. entities in which RCI does not have a direct or indirect ownership interest can be distributed to the Company without imposition of either U.K. or local country tax.

Note 9 – Segment Information

We operate in two principal operating segments – deepwater, which consists of our drillship operations, and jack-ups. Both segments provide one service – contract drilling. The Company evaluates performance primarily based on income from operations.

Depreciation and amortization and selling, general and administrative expenses related to our corporate and other administrative offices have not been allocated to our operating segments for purposes of measuring segment operating income and are included in the column "Unallocated costs and other." "Other operating items" consists of gains and losses on equipment sales.

Segment information for the three months ended March 31 is set forth below (in thousands):

	Deepwater	Jack-ups	Segment total	Unallocated costs and other	Consolidated

2016:
Revenues from external customers	$222,534	$277,646	$500,180	$—	$500,180
Operating expenses:
Direct operating costs (excluding items below)	66,982	137,850	204,832	—	204,832
Depreciation and amortization	27,348	68,354	95,702	3,150	98,852
Selling, general and administrative	—	—	—	26,930	26,930
Other operating items	297	1,896	2,193	(16)	2,177
Income (loss) from operations	$127,907	$69,546	$197,453	$(30,064)	$167,389

2015:
Revenues from external customers	$146,871	$400,168	$547,039	$—	$547,039
Operating expenses:
Direct operating costs (excluding items below)	59,027	196,707	255,734	—	255,734
Depreciation and amortization	17,663	69,033	86,696	2,994	89,690
Selling, general and administrative	—	—	—	27,586	27,586
Other operating items	—	—	—	(513)	(513)
Income (loss) from operations	$70,181	$134,428	$204,609	$(30,067)	$174,542

Note 10 – Guarantees of Registered Securities

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

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
March 31, 2016
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$13,494	$88,146	$493,560	$—	$595,200
Receivables - trade and other	110	1,593	425,206	—	426,909
Other current assets	172	12,778	6,785	—	19,735
Total current assets	13,776	102,517	925,551	—	1,041,844

Property, plant and equipment - gross	—	605,741	8,483,677	—	9,089,418
Less accumulated depreciation and amortization	—	250,793	1,506,501	—	1,757,294
Property, plant and equipment - net	—	354,948	6,977,176	—	7,332,124

Investments in subsidiaries	4,895,578	6,117,073	—	(11,012,651)	—
Due from affiliates	40	970,885	13,601	(984,526)	—
Other assets	—	5,526	12,633	—	18,159
	$4,909,394	$7,550,949	$7,928,961	$(11,997,177)	$8,392,127

CURRENT LIABILITIES:
Current portion of long-term debt	$—	$21,278	$—	$—	$21,278
Accounts payable - trade	207	17,404	69,460	—	87,071
Deferred revenues	—	—	30,523	—	30,523
Accrued liabilities	467	94,385	65,533	—	160,385
Total current liabilities	674	133,067	165,516	—	299,257

Long-term debt, less current portion	—	2,655,043	—	—	2,655,043
Due to affiliates	4,036	12,789	967,701	(984,526)	—
Other liabilities	4,651	304,297	43,450	—	352,398
Deferred income taxes - net	—	529,308	143,677	(487,589)	185,396
Shareholders' equity	4,900,033	3,916,445	6,608,617	(10,525,062)	4,900,033
	$4,909,394	$7,550,949	$7,928,961	$(11,997,177)	$8,392,127

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended March 31, 2016
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$20,788	$499,411	$(20,019)	$500,180

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	976	222,358	(18,502)	204,832
Depreciation and amortization	—	4,195	94,339	318	98,852
Selling, general and administrative	7,027	—	21,738	(1,835)	26,930
Loss on disposals of property and equipment	—	10	2,167	—	2,177
Total costs and expenses	7,027	5,181	340,602	(20,019)	332,791

INCOME (LOSS) FROM OPERATIONS	(7,027)	15,607	158,809	—	167,389

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(38,924)	(1,942)	1,942	(38,924)
Interest income	15	1,975	396	(1,942)	444
Gain on debt extinguishment	—	577	—	—	577
Other - net	5,357	(5,333)	(2,601)	—	(2,577)
Total other income (expense) - net	5,372	(41,705)	(4,147)	—	(40,480)

INCOME (LOSS) BEFORE INCOME TAXES	(1,655)	(26,098)	154,662	—	126,909
Provision (benefit) for income taxes	—	11,477	2,472	(9,839)	4,110
Equity in earnings of subsidiaries, net of tax	124,454	26,594	—	(151,048)	—

NET INCOME (LOSS)	$122,799	$(10,981)	$152,190	$(141,209)	$122,799

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended March 31, 2015
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$15,046	$547,351	$(15,358)	$547,039

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	1,697	268,291	(14,254)	255,734
Depreciation and amortization	—	4,580	84,861	249	89,690
Selling, general and administrative	4,212	642	24,085	(1,353)	27,586
Gain on disposals of property and equipment	—	(342)	(171)	—	(513)
Total costs and expenses	4,212	6,577	377,066	(15,358)	372,497

INCOME (LOSS) FROM OPERATIONS	(4,212)	8,469	170,285	—	174,542

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(32,746)	(2,449)	2,449	(32,746)
Interest income	134	2,467	3	(2,449)	155
Other - net	5,604	(5,523)	(1,122)	—	(1,041)
Total other income (expense) - net	5,738	(35,802)	(3,568)	—	(33,632)

INCOME (LOSS) BEFORE INCOME TAXES	1,526	(27,333)	166,717	—	140,910
Provision (benefit) for income taxes	—	390	28,749	(11,898)	17,241
Equity in earnings of subsidiaries, net of tax	122,143	22,078	—	(144,221)	—

NET INCOME (LOSS)	$123,669	$(5,645)	$137,968	$(132,323)	$123,669

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended March 31, 2016
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME (LOSS)	$122,799	$(10,981)	$152,190	$(141,209)	$122,799

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustments for amount recognized in net income as a component of net periodic benefit cost, net of income taxes	2,515	2,515	—	(2,515)	2,515

COMPREHENSIVE INCOME (LOSS)	$125,314	$(8,466)	$152,190	$(143,724)	$125,314

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidating Statements of Cash Flows
Three months ended March 31, 2016
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(2,504)	$(46,553)	$208,584	$524	$160,051

INVESTING ACTIVITIES:
Property, plant and equipment additions	—	(9,134)	(23,774)	—	(32,908)
Proceeds from disposals of property, plant and equipment	—	244	55	—	299
Collections on subsidiary notes receivables	—	248,795	—	(248,795)	—
Investments in consolidated subsidiaries	(200)	(59,949)	—	60,149	—

Net cash provided by (used in) investing activities	(200)	179,956	(23,719)	(188,646)	(32,609)

FINANCING ACTIVITIES:
Advances (to) from affiliates	(1,099)	(38,293)	39,916	(524)	—
Contributions from parent	—	—	60,149	(60,149)	—
Repayments of borrowings	—	(16,470)	(248,795)	248,795	(16,470)

Net cash provided by (used in) financing activities	(1,099)	(54,763)	(148,730)	188,122	(16,470)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,803)	78,640	36,135	—	110,972
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,297	9,506	457,425	—	484,228

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,494	$88,146	$493,560	$—	$595,200

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2016, included in this Form 10-Q and with our annual report on Form 10-K for the year ended December 31, 2015. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report, as may be updated in our subsequent quarterly reports. See “Forward-Looking Statements.”

OVERVIEW

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

As of April 20, 2016, the date of our most recent Fleet Status Report, all four of our drillships were under contract in the US GOM. Additionally, we had five jack-up rigs under contract in the North Sea, ten under contract in the Middle East, three under contract in South America, including two in Trinidad and one in Suriname, and one under contract in the US GOM. We had an additional five marketed jack-up rigs without contracts and three cold-stacked.

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

CURRENT BUSINESS ENVIRONMENT

The business environment for offshore drillers continues to be challenging as commodity prices and demand for drilling services remain low, and the supply of offshore drilling rigs significantly outweighs demand. Following the decline in the price of crude oil which began in 2014, operators worldwide have reduced capital expenditures, cut operating costs and postponed drilling programs resulting in reduced demand for offshore drilling services, downward pressure on day rates and rig utilization, and the cold-stacking and retirement of rigs in the worldwide fleet. In response to jack-up market conditions, we have reduced day rates on certain drilling contracts, some in exchange for extended contract duration; experienced significant idle time on several units; sold three of our oldest jack-ups, and cold-stacked three other jack-up rigs. Given the current outlook, we expect day rates to remain low, and we expect to continue to experience extended periods of idle time on some rigs. Additionally, customers may continue to seek to renegotiate or terminate existing contracts. As market and credit conditions continue to deteriorate in the oil and gas industry, there is an increased risk of a customer default or a termination of contract.

A significant contributing factor to the softness in the offshore drilling market has been the influx of 217 newbuild jack-ups and 156 newbuild floaters delivered since the beginning of the current newbuild cycle in early 2006. The addition of newbuild units, combined with numerous rigs that have rolled off contracts in past months, has continued to increase competition, putting additional downward pressure on day rates and utilization. Further, as of April 20, 2016, there were approximately 122 jack-up rigs under construction worldwide for delivery through 2020 (35% of the currently utilized jack-up fleet of approximately 349 rigs), and approximately 69 floaters under construction worldwide for delivery through 2020 (36% of the currently utilized floater fleet of approximately 191 rigs). Only fourteen jack-ups and thirty-two floaters currently under construction have contracts.
We expect the business environment for 2016 to remain challenging and, in the absence of a recovery in commodity prices, may deteriorate further. However, we believe that Rowan is well-positioned strategically given our status as a strong and stable financial counterparty to our customers, current backlog of $3.1 billion as of April 20, 2016, solid operational reputation, and a modern fleet of high-specification jack-ups and state-of-the-art ultra-deepwater drillships. While challenging market conditions persist, we continue to focus on operating efficiencies and cost control, which could include cold-stacking or retiring additional drilling rigs.

RESULTS OF OPERATIONS

The following table presents certain key performance indicators by rig classification:

	Three months ended March 31,
	2016	2015
Revenues (in thousands):
Deepwater	$221,318	$142,676
Jack-ups	272,933	393,855
Subtotal - Day rate revenues	494,251	536,531
Other revenues(1)	5,929	10,508
Total revenues	$500,180	$547,039

Revenue-producing days:
Deepwater	361	226
Jack-ups	1,497	2,185
Total revenue-producing days	1,858	2,411

Average day rate: (2)
Deepwater	$612,433	$631,949
Jack-ups	$182,345	$180,233
Total fleet	$265,988	$222,532

Utilization: (3)
Deepwater	99%	94%
Jack-ups	61%	81%
Total fleet	66%	82%

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

Three months ended March 31, 2016, compared to three months ended March 31, 2015

A summary of our consolidated results of operations follows (in thousands):

	Three months ended March 31,
	2016	2015
Revenues	$500,180	$547,039
Direct operating costs (excluding items below)	204,832	255,734
Depreciation and amortization	98,852	89,690
Selling, general and administrative	26,930	27,586
Other operating items	2,177	(513)
Operating income	167,389	174,542
Other income (expense), net	(40,480)	(33,632)
Provision for income taxes	4,110	17,241
Net income	$122,799	$123,669

Revenues
Revenues for the first quarter of 2016 decreased by 9% to $500.2 million from $547.0 million in first quarter of 2015. The lower revenues in 2016 were primarily due to lower jack-up utilization, partially offset by the commencement of operations of the Rowan Reliance and Rowan Relentless drillships in February and June of 2015, respectively.
An analysis of the net changes in revenues for the three months ended March 31, 2016, compared to three months ended March 31, 2015, are set forth below (in millions):

Increase (decrease)
Lower jack-up utilization	$(122.6)
Addition of the Rowan Reliance and Rowan Relentless in 2015	78.1
Higher average day rates	3.0
Lower reimbursable revenues and other	(5.3)
Net decrease	$(46.8)

Direct operating costs

Direct operating costs for the first quarter of 2016 decreased by 20% to $204.8 million from $255.7 million in first quarter of 2015 as a result of the following (in millions):

Increase (decrease)
Addition of the Rowan Reliance and Rowan Relentless	$13.7
Decrease due to idle or cold-stacked rigs	(33.3)
Reduction of regional shore bases	(6.5)
Reimbursable costs	(5.7)
Other, net	(19.1)
Net decrease	$(50.9)

Depreciation and amortization

Depreciation and amortization for the first quarter of 2016 increased by 10% to $98.9 million from $89.7 million in first quarter of 2015 due to the addition of the drillships.

Selling, general and administrative

Selling, general and administrative expenses for the first quarter of 2016 decreased by 2% to $26.9 million from $27.6 million in first quarter of 2015 due to reductions in headcount, partially offset by higher severance and equity compensation due to fair market adjustments to certain share-based awards recorded under the liability method of accounting.

Other income expense, net

Other non-operating expense, net, increased by 20% to $40.5 million in the first quarter of 2016 from $33.6 million in the comparable prior-year period primarily due to the lack of interest capitalization in 2016 as a result of the completion of the drillship construction program in 2015.

Provision for income taxes

The effective tax rate decreased to 3.2% in the first quarter of 2016 compared to an effective tax rate of 12.2% in the first quarter of 2015. The lower rate in 2016 was attributable to a combination of higher income in low-tax jurisdictions and lower income in higher tax jurisdictions.

Results of Operations by Operating Segment

An analysis of our operating income by operating segment for the three months ended March 31 follows (in thousands):

	Deepwater	Jack-ups	Segment total	Unallocated costs and other	Consolidated
2016:
Revenues from external customers	$222,534	$277,646	$500,180	$—	$500,180
Operating expenses:
Direct operating costs (excluding items below)	66,982	137,850	204,832	—	204,832
Depreciation and amortization	27,348	68,354	95,702	3,150	98,852
Selling, general and administrative	—	—	—	26,930	26,930
Other operating items	297	1,896	2,193	(16)	2,177
Income (loss) from operations	$127,907	$69,546	$197,453	$(30,064)	$167,389

2015:
Revenues from external customers	$146,871	$400,168	$547,039	$—	$547,039
Operating expenses:
Direct operating costs (excluding items below)	59,027	196,707	255,734	—	255,734
Depreciation and amortization	17,663	69,033	86,696	2,994	89,690
Selling, general and administrative	—	—	—	27,586	27,586
Other operating items	—	—	—	(513)	(513)
Income (loss) from operations	$70,181	$134,428	$204,609	$(30,067)	$174,542

Deepwater – Revenues from deepwater increased by 51.5% over 2015 due to the commencement of operations of the Rowan Reliance and Rowan Relentless in February and June 2015, respectively. Direct operating costs (exclusive of depreciation and other operating items) as a percentage of revenues declined to 30% of revenues in 2016 from 40% of revenues in 2015 primarily as a result of improved utilization in 2016.

Jack-ups – Revenues from jack-up operations for the first quarter of 2016 declined by 31% compared to the first quarter of 2015 due to lower utilization in 2016. Direct operating costs (exclusive of depreciation and other operating items) as a percentage of revenues was 49% in both periods.

Rig Utilization

The following table sets forth an analysis of time that our rigs were idle or otherwise off-rate as a percentage of in-service time:

	Three months ended March 31,
	2016	2015
Deepwater:
Idle	—%	—%
Out-of-service	0.6%	—%
Operational downtime	0.2%	5.5%

Jack-up:
Idle	21.7%	5.1%
Out-of-service	5.8%	3.0%
Operational downtime	0.7%	1.5%

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

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios follows (dollars in millions):

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$595.2	$484.2
Current assets	$1,041.8	$921.3
Current liabilities	$299.3	$328.7
Current ratio	3.48	2.80
Long-term debt, less current portion	$2,655.0	$2,692.4
Shareholders' equity	$4,900.0	$4,772.5
Debt to capitalization ratio	35%	36%

Sources and uses of cash and cash equivalents were as follows (in millions):

	Three months ended March 31,
	2016	2015
Net cash provided by operating activities	$160.1	$244.8
Capital expenditures	(32.9)	(514.3)
Reductions of long-term debt	(16.5)	—
Payment of cash dividends	—	(12.6)
Proceeds from disposals of property and equipment	0.3	1.7
Other	—	(2.0)
Total net source (use)	$111.0	$(282.4)

Operating Cash Flows

Cash flows from operations declined to approximately $160 million in 2016 from $245 million in the comparable prior-year period, primarily as a result of the timing of collections on trade receivables and payments on payables.

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

At March 31, 2016, RCI’s non-U.S. subsidiaries held approximately $258 million of the $595 million of consolidated cash and cash equivalents.   Management believes the Company has significant net assets, liquidity, contract backlog and/or other financial resources available to meet its operational and capital investment requirements and otherwise allow us to continue to maintain its policy of reinvesting such undistributed earnings outside the U.K. and U.S. indefinitely.

Backlog

Our backlog by geographic area as of the date of our most recent Fleet Status Report is presented below (in thousands):

	April 20, 2016
	Jack-ups	Deepwater	Total
US GOM	$18,488	$1,201,828	$1,220,316
Middle East	1,283,974	—	1,283,974
North Sea	447,329	—	447,329
South America	175,675	—	175,675
Total backlog	$1,925,466	$1,201,828	$3,127,294

We estimate our backlog will be realized as follows (in thousands):

	April 20, 2016
	Jack-ups	Deepwater	Total
2016	$646,845	$620,713	$1,267,558
2017	622,833	563,055	1,185,888
2018	306,730	18,060	324,790
2019	64,970	—	64,970
2020 and later years	284,088	—	284,088
Total backlog	$1,925,466	$1,201,828	$3,127,294

Our contract backlog represents remaining contractual terms and may not reflect actual revenue due to a number of factors such as rig downtime, estimated contract durations and possible customer concessions.

About 68% of our remaining available rig days in 2016 and 45% of available rig days in 2017 were under contract or commitment as of April 20, 2016, excluding cold-stacked rigs. As of that date, we had three jack-ups that were cold-stacked and five that were available.

In 2014 and 2015, we recognized asset impairment charges on several of our jack-up drilling units as a result of the decline in market conditions and the expectation of future demand and day rates. If market conditions deteriorate further, we could be required to recognize additional impairment charges in future periods.

Investing Activities

Capital expenditures for the three months ended March 31, 2016, totaled $32.9 million and included the following:

•$24.6 million for improvements to the existing fleet, including contractually required modifications; and
•$8.3 million for rig equipment inventory and other.

We currently estimate our 2016 capital expenditures to range from approximately $170-$180 million, primarily for fleet maintenance, rig equipment, spares and other. This amount excludes any contractual modifications that may arise due to our securing additional work.

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

Financing Activities

In the first quarter of 2016, we paid $15.9 million in cash to retire $16.5 million aggregate principal amount of the 5% Notes due 2017 and 7.875% Notes due 2019, plus accrued interest, and recognized a $0.6 million gain on early extinguishment of debt.

Also during the quarter, we repurchased an additional $21.4 million aggregate principal amount of the 5% and 7.875% Notes, which settled in April 2016 and which will result in the recognition of a $1.2 million gain on debt extinguishment in the second quarter. Such amount has been classified as short-term debt at March 31, 2016.

In April 2016, we repurchased $10.0 million aggregate principal amount of the 7.875% Notes which will result in the recognition of a $0.6 million gain on debt extinguishment in the second quarter.

As of March 31, 2016, we had $2.7 billion of outstanding long-term debt consisting of $359.6 million principal amount of 5% Senior Notes due September 2017; $426.0 million principal amount of 7.875% Senior Notes due 2019; $700 million principal amount of 4.875% Senior Notes due 2022; $400 million aggregate principal amount of 4.75% Senior Notes due 2024; $400 million principal amount of 5.4% Senior Notes due 2042; and $400 million aggregate principal amount of 5.85% Senior Notes due 2044

(together, the “Senior Notes”).  The Senior Notes are fully and unconditionally guaranteed on a senior and unsecured basis by Rowan plc.

Interest payments on the Senior Notes currently approximate $150 million annually, after giving effect to the repurchases made to date. No principal payments are required until each series’ final maturity date, although we may make additional repurchases depending on market prices and the availability of cash.  Management believes that cash flows from operating activities, existing cash balances, and amounts available under the revolving credit facility will be sufficient to satisfy the Company’s cash requirements for the following twelve months.

Restrictive provisions in the Company’s bank credit facility agreement limit consolidated debt to 60% of book capitalization.  Our consolidated debt to total capitalization ratio at March 31, 2016, was 35%.

Other provisions of our debt agreements limit the ability of the Company to create liens that secure debt, engage in sale and leaseback transactions, merge or consolidate with another company and, in the event of noncompliance, restrict investment activities and asset purchases and sales, among other things.  The Company was in compliance with its debt covenants at March 31, 2016, and expects to remain in compliance over the following twelve months.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

The Company’s significant accounting policies are presented in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of our 2015 Form 10-K.  These policies, and management judgments, assumptions and estimates made in their application underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that our most critical accounting policies and management estimates involve carrying values of long-lived assets, pension and other postretirement benefit liabilities and costs (specifically, assumptions used in actuarial calculations), and income taxes (particularly our estimated reserves for uncertain tax positions). Changes in such policies and/or estimates would produce significantly different amounts from those reported herein.

During the quarter ended March 31, 2016, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates were based.

Recent Accounting Pronouncements

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which sets forth a global standard for revenue recognition and replaces most existing industry-specific guidance. We will be required to adopt the new standard in annual and interim periods beginning January 1, 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are evaluating the standard and have not yet determined our implementation method upon adoption or what impact adoption will have on our financial statements.

Presentation of Deferred Taxes – In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities in balance sheets as noncurrent. We will be required to adopt the new standard in annual and interim periods beginning January 1, 2017. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are evaluating the standard and have not yet determined our implementation method.

Lease Accounting – In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires the balance sheet recognition of lease assets and lease liabilities by lessees for leases previously classified as operating leases under prior GAAP. We will be required to adopt the new standard in annual and interim periods beginning January 1, 2019. Lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including a number of optional practical expedients that entities may elect to apply. We have not yet evaluated the standard nor determined our implementation method upon adoption or what impact adoption will have on our financial statements.

Stock Compensation – In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting, which simplifies several aspects of accounting for employee share-based payment awards, including the accounting for income taxes, withholding taxes and forfeitures, as well as classification on the statement of cash flows. We will be required to adopt the amended guidance in annual and interim reports beginning January 1, 2017, with early adoption permitted. We are in the process of determining the method of adoption and the impact this amendment will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk – Our outstanding debt at March 31, 2016, consisted entirely of fixed-rate debt with a carrying value of $2.676 billion and a weighted-average annual interest rate of 5.6%.  Due to the fixed-rate nature of our debt, management believes the risk of loss due to changes in market interest rates is not material.

Currency exchange rate risk – A substantial majority of our revenues are received in U.S. dollars, which is our functional currency. However, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency.  We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. In the past, we have entered into spot purchases or short-term derivative transactions, such as forward exchange contracts, with one-month durations. We did not enter into such transactions for the purpose of speculation, trading or investing in the market and we believe that our use of forward exchange contracts has not exposed us to material credit risk or other material market risk. Although our risk policy allows us to enter into such forward exchange contracts, we do not currently anticipate entering into such transactions in the future and had no such contracts outstanding as of March 31, 2016.

Commodity price risk – Fluctuating commodity prices affect our future earnings materially to the extent that they influence demand for our products and services.

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

There have been no changes to our internal controls over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There were no new material legal proceedings filed during the quarter, nor any material developments to proceedings reported in prior periods.

Item 1A.  Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. Security holders and potential investors in our securities should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, in addition to other information in such annual report and in our Quarterly Reports on Form 10-Q.  These risk factors are important factors that could cause our actual results to differ materially from those currently anticipated or expected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to acquisitions of our shares for the first quarter of 2016:

Month ended	Total number of shares acquired [1]	Average price paid per share [1]	Total number of shares purchased as part of publicly announced plans or programs [2]	Approximate dollar value of shares that may yet be purchased under the plans or programs [2]
Balance forward				$—
January 31, 2016	4,081	$12.98	—	—
February 29, 2016	980	12.27	—	—
March 31, 2016	184,568	15.08	—	—
Total	189,629	$15.02	—

[1] The total number of shares acquired includes (i) shares acquired from employees by an affiliated employee benefit trust (EBT) upon forfeiture of nonvested awards or in satisfaction of tax withholding requirements and (ii) shares purchased, if any, pursuant to a publicly announced share repurchase program. The price paid for shares acquired as a result of forfeitures is the par value of $0.125 per share. The price paid for shares acquired in satisfaction of withholding taxes is the share price on the date of the transaction. In February 2015, the Company issued 1.1 million shares to the EBT, which shares were acquired at a price equal to the par value of $0.125 per share. There were no shares repurchased under any share repurchase program during the first quarter of 2016.

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

Item 6.  Exhibits

The following is a list of exhibits filed with this Form 10-Q:

10.1**	Amendment to 2013 Rowan Companies plc Incentive Plan (effective April 28, 2016), incorporated by reference to Exhibit I to the Company’s proxy statement filed on March 11, 2016 (File No. 1-5491).
10.2**
Form of Non-Employee Director Restricted Share Award Notice pursuant to Annex 1 to the 2013 Rowan Companies plc Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2016 (File No. 1-5491).

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

__________________
* Filed or furnished herewith.
** Executive compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROWAN COMPANIES PLC
(Registrant)

Date: May 4, 2016	/s/ STEPHEN M. BUTZ
Stephen M. Butz
Executive Vice President,
Chief Financial Officer

Date: May 4, 2016	/s/ DENNIS S. BALDWIN
Dennis S. Baldwin
Chief Accounting Officer