Form 10-Q
period 2016-06-30
ROWAN COMPANIES PLC
filed 2016-08-02
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The number of Class A ordinary shares, $0.125 par value, outstanding at Monday, July 25, 2016, was 125,420,778, which excludes 553,939 shares held by an affiliated employee benefit trust.

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

•
variable levels of drilling activity and expenditures, whether as a result of actions by OPEC, global capital markets and liquidity, prices of oil and natural gas or otherwise, which may result in decreased demand and cause us to idle or stack additional rigs;

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

•	governmental regulatory, legislative and permitting requirements affecting drilling operations or compliance obligations in the areas in which our rigs operate;

•	tax matters, including our effective tax rates, tax positions, results of audits, changes in tax laws, treaties and regulations, tax assessments and liabilities for taxes;

•	economic volatility and political uncertainties following the vote in the U.K. to exit the European Union ("Brexit") and any subsequent referendum in Scotland to seek independence from the U.K.;

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

•
possible cancellation, suspension or renegotiation of drilling contracts as a result of economic conditions in the industry, distressed financial condition of our customers, force majeure, mechanical difficulties, delays, performance or other reasons;

•
potential cost overruns and other risks inherent to construction, repair, upgrades, inspections or enhancement of drilling units, unexpected delays in rig and equipment delivery and engineering or design issues following shipyard delivery, delays in acceptance by our customers, or delays in the dates our drilling units will enter a shipyard, be transported and delivered, enter service or return to service;

•
changes or delays in actual contract commencement dates; contract terminations, contract option exercises, contract revenues, contract awards; the termination of contracts or renegotiation of contract terms by customers or payment or operational delays by our customers; or restructuring or insolvency of significant customers;

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

•
the outcome of legal proceedings, or other claims or contract disputes, including any inability to collect receivables or resolve significant contractual or day rate disputes, any purported renegotiation, nullification, cancellation or breach of contracts with customers or other parties;

•	potential for asset impairments;

•	impacts of any global financial or economic downturn;

•	volatility in currency exchange rates and limitations on our ability to use or convert illiquid currencies;

•	effects of accounting changes and adoption of accounting policies;

•	potential unplanned expenditures and funding requirements, including investments in pension plans and other benefit plans; and

•	other important factors described from time to time in the reports filed by us with the Securities and Exchange Commission and the New York Stock Exchange.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value)
(Unaudited)

	June 30, 2016	December 31, 2015

CURRENT ASSETS:
Cash and cash equivalents	$761,423	$484,228
Receivables - trade and other	550,416	410,519
Prepaid expenses and other current assets	30,294	26,528
Total current assets	1,342,133	921,275

PROPERTY AND EQUIPMENT:
Drilling equipment	8,961,689	8,930,434
Other property and equipment	137,680	137,659
Property and equipment - gross	9,099,369	9,068,093
Less accumulated depreciation and amortization	1,844,436	1,662,261
Property and equipment - net	7,254,933	7,405,832

Other assets	22,595	20,160

TOTAL ASSETS	$8,619,661	$8,347,267

CURRENT LIABILITIES:
Accounts payable - trade	$109,644	$109,574
Deferred revenues	23,619	33,062
Accrued liabilities	174,883	186,035
Total current liabilities	308,146	328,671

Long-term debt, less current portion	2,645,367	2,692,419
Other liabilities	348,676	357,923
Deferred income taxes - net	190,680	195,795
Commitments and contingent liabilities (Note 4)

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value, 125,974,717 and 125,947,424 shares issued at June 30, 2016, and December 31, 2015	15,747	15,743
Additional paid-in capital	1,463,297	1,458,532
Retained earnings	3,849,354	3,509,792
Cost of 556,139 and 1,129,440 treasury shares at June 30, 2016, and December 31, 2015, respectively	(7,251)	(12,223)
Accumulated other comprehensive loss	(194,355)	(199,385)
Total shareholders' equity	5,126,792	4,772,459

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,619,661	$8,347,267

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

REVENUES	$611,861	$508,736	$1,112,041	$1,055,775

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	207,485	253,944	412,317	509,678
Depreciation and amortization	100,141	95,390	198,993	185,080
Selling, general and administrative	26,111	31,158	53,041	58,744
Loss (gain) on disposals of property and equipment	1,938	338	4,115	(175)
Material charges and other operating expenses	—	5,000	—	5,000
Total costs and expenses	335,675	385,830	668,466	758,327

INCOME FROM OPERATIONS	276,186	122,906	443,575	297,448

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(38,249)	(30,840)	(77,173)	(63,586)
Gain on extinguishment of debt	1,787	—	2,364	—
Interest income	449	435	893	590
Other - net	(644)	(80)	(3,221)	(1,121)
Total other income (expense) - net	(36,657)	(30,485)	(77,137)	(64,117)

INCOME BEFORE INCOME TAXES	239,529	92,421	366,438	233,331
Provision for income taxes	22,800	7,686	26,910	24,927

NET INCOME	$216,729	$84,735	$339,528	$208,404

NET INCOME PER SHARE - BASIC	$1.73	$0.68	$2.71	$1.67

NET INCOME PER SHARE - DILUTED	$1.72	$0.68	$2.70	$1.67

CASH DIVIDENDS DECLARED PER SHARE	$—	$0.10	$—	$0.20

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

NET INCOME	$216,729	$84,735	$339,528	$208,404

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustment for amounts recognized in net income as a component of net periodic benefit cost, net of income tax expense of $1,349 and $1,840 for the three months ended June 30, 2016 and 2015, and $2,698 and $3,648 for the six months ended June 30, 2016 and 2015, respectively	2,515	3,413	5,030	6,799

COMPREHENSIVE INCOME	$219,244	$88,148	$344,558	$215,203

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2016	2015
CASH PROVIDED BY OPERATIONS:
Net income	$339,528	$208,404
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	198,993	185,241
Deferred income taxes	(5,211)	(12,571)
Provision for pension and other postretirement benefits	9,513	15,776
Share-based compensation expense	17,523	16,370
Loss (gain) on disposals of property and equipment	4,115	(175)
Other postretirement benefit claims paid	(4,856)	(2,358)
Contributions to pension plans	(8,154)	(4,698)
Noncash loss on debt extinguishment	261	—
Contingent payment derivative	(6,382)	—
Changes in current assets and liabilities:
Receivables - trade and other	(139,897)	47,292
Prepaid expenses and other current assets	(3,766)	(10,710)
Accounts payable	11,174	14,681
Accrued income taxes	14,929	3,809
Deferred revenues	(9,443)	4,913
Other current liabilities	(22,802)	(14,769)
Net changes in other noncurrent assets and liabilities	(7,155)	(2,485)
Net cash provided by operations	388,370	448,720

CASH USED IN INVESTING ACTIVITIES:
Capital expenditures	(64,395)	(616,398)
Proceeds from disposals of property and equipment	1,082	2,298
Net cash used in investing activities	(63,313)	(614,100)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings	—	220,000
Reductions of long-term debt	(47,862)	(170,000)
Dividends paid	—	(25,220)
Net cash provided by (used in) financing activities	(47,862)	24,780

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	277,195	(140,600)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	484,228	339,154
CASH AND CASH EQUIVALENTS, END OF PERIOD	$761,423	$198,554

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares outstanding	Class A ordinary shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance, January 1, 2015	124,564	$15,604	$1,436,910	$3,466,993	$(7,990)	$(220,118)	$4,691,399
Net shares issued (acquired) under share-based compensation plans	222	139	397	—	(3,702)	—	(3,166)
Share-based compensation	—	—	12,227	—	—	—	12,227
Excess tax benefit (deficit) from share-based compensation plans	—	—	(2,322)	—	—	—	(2,322)
Retirement benefit adjustments, net of taxes of $3,648	—	—	—	—	—	6,799	6,799
Dividends	—	—	—	(25,220)	—	—	(25,220)
Net income	—	—	—	208,404	—	—	208,404
Balance, June 30, 2015	124,786	$15,743	$1,447,212	$3,650,177	$(11,692)	$(213,319)	$4,888,121

Balance, January 1, 2016	124,818	$15,743	$1,458,532	$3,509,792	$(12,223)	$(199,385)	$4,772,459
Net shares issued (acquired) under share-based compensation plans	600	4	(9,250)	—	4,972	—	(4,274)
Share-based compensation	—	—	11,413	—	—	—	11,413
Excess tax benefit (deficit) from share-based compensation plans	—	—	2,602	—	—	—	2,602
Retirement benefit adjustments, net of taxes of $2,698	—	—	—	—	—	5,030	5,030
Dividends	—	—	—	34	—	—	34
Net income	—	—	—	339,528	—	—	339,528
Balance, June 30, 2016	125,418	$15,747	$1,463,297	$3,849,354	$(7,251)	$(194,355)	$5,126,792

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations and Basis of Presentation

Rowan Companies plc, a public limited company incorporated under the laws of England and Wales, is a global provider of offshore contract drilling services to the international oil and gas industry. Our fleet currently consists of 31 mobile offshore drilling units, including 27 self-elevating jack-up drilling units and four ultra-deepwater drillships. We contract our drilling rigs, related equipment and work crews primarily on a day-rate basis in markets throughout the world, currently including the United States Gulf of Mexico (US GOM), the United Kingdom (U.K.) and Norwegian sectors of the North Sea, the Middle East, Trinidad and Suriname.

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

Customer Contract Termination and Settlement

On May 23, 2016, the Company reached an agreement with Freeport-McMoRan Oil and Gas LLC ("FMOG") and its parent company, Freeport-McMoRan Inc. ("FCX") in connection with the drilling contract for the drillship Rowan Relentless ("FMOG Agreement"), which was scheduled to terminate in June 2017. The FMOG Agreement provided that the drilling contract be terminated immediately, and that FCX will pay the Company $215 million in cash over a period of 90 days to settle outstanding receivables and early termination of the contract, of which $85 million has been received through June 30, 2016 and the remaining $130 million, which is included in Receivables - trade and other on the Condensed Consolidated Balance Sheet as of June 30, 2016, is due to be paid on or before August 21, 2016. In addition, the Company may also receive two additional contingent payments from FCX, payable on September 30, 2017, of $10 million and $20 million depending on the average price of West Texas Intermediate ("WTI") crude oil over a 12-month period beginning June 30, 2016. The $10 million payment will be due if the average price over the period is greater than $50 per barrel and the additional $20 million payment will be due if the average price over the period is greater than $65 per barrel ("FMOG Provision") (See Note 6). The Company warm-stacked the Rowan Relentless in order to reduce costs. During the quarter ended June 30, 2016, the Company recognized $173.2 million in revenue for the Rowan Relentless, including $130.9 million for the cancelled contract value, $6.2 million for the fair value of the derivative associated with the FMOG Provision (See Note 6), $5.6 million for previously deferred revenue related to the contract, and $30.5 million for operations through May 22, 2016.

Day Rate Concessions

On June 1, 2016, the Company executed a contract extension for the Rowan Viking of 270 days for $275,000 per day following the primary term of the original contract in exchange for day rate concessions reducing the day rate for the primary term from $345,528 per day to $275,000 per day. This reduced day rate was applied to January 1, 2016 through November 6, 2017, and as a result, the Company recorded a reduction to revenue for amounts earned under this contract during the period from January 1, 2016 through March 31, 2016 of $6.3 million in the second quarter of 2016.

New Accounting Pronouncements

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which sets forth a global standard for revenue recognition and replaces most existing industry-specific guidance. We will be required to adopt the new standard in annual and interim periods beginning January 1, 2018. The amendments may be applied using a retrospective, modified retrospective or prospective with a

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

cumulative catch-up approach. We are evaluating the standard and have not yet determined our implementation method upon adoption or what impact adoption will have on our financial statements.

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

Financial Instruments – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to US GAAP an impairment model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. We will be required to adopt the amended guidance in annual and interim reports beginning January 1, 2020, with early adoption permitted for fiscal years beginning after December 15, 2018. We are in the process of evaluating the impact this amendment will have on our consolidated financial statements.
Note 2 – Earnings Per Share

The following table sets forth a reconciliation of basic and diluted shares (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Average common shares outstanding	125,375	124,734	125,183	124,432
Effect of dilutive securities - share-based compensation	969	669	672	642
Average shares for diluted computations	126,344	125,403	125,855	125,074

There were no adjustments to net income required for purposes of computing diluted earnings per share.

Share options, share appreciation rights and restricted share units granted under share-based compensation plans are anti-dilutive and excluded from diluted earnings per share when the hypothetical number of shares that could be repurchased under the treasury stock method exceeds the number of shares that can be exercised, or when the Company reports a net loss from continuing operations. Anti-dilutive shares, which could potentially dilute earnings per share in the future, are set forth below (in thousands):

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Share options and appreciation rights	1,589	1,399	1,589	1,399
Restricted share units	741	603	1,876	1,475
Total potentially dilutive shares	2,330	2,002	3,465	2,874

Note 3 – Pension and Other Postretirement Benefits

The Company provides defined-benefit pension, health care and life insurance benefits upon retirement for certain full-time employees.

Net periodic pension cost recognized during the periods included the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Service cost	$3,760	$4,235	$7,541	$8,424
Interest cost	6,466	7,948	12,968	15,808
Expected return on plan assets	(9,860)	(10,530)	(19,775)	(20,944)
Amortization of net loss	5,102	6,378	10,210	12,689
Amortization of prior service credit	(1,238)	(1,126)	(2,483)	(2,241)
Total net pension cost	$4,230	$6,905	$8,461	$13,736

Other postretirement benefit cost recognized during the periods included the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Service cost	$114	$324	$228	$644
Interest cost	506	703	1,015	1,398
Amortization of net loss	2	—	1	(2)
Amortization of prior service credit	(96)	—	(192)	—
Total other postretirement benefit cost	$526	$1,027	$1,052	$2,040

During the six months ended June 30, 2016, the Company contributed $13.0 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $16.9 million for the remainder of 2016.

Note 4 – Commitments and Contingent Liabilities

Uncertain tax positions – We have been advised by the U.S. Internal Revenue Service of proposed unfavorable tax adjustments for the open tax years 2009 through 2012. The unfavorable tax adjustments including applicable penalties and interest primarily relate to the following items; 2009 tax benefits recognized as a result of applying the facts of a third-party tax case that provided favorable tax treatment for certain foreign contracts entered into in prior years to the company’s situation; transfer pricing; and domestic production activity deduction. We have submitted a formal protest in response to these unfavorable proposed tax adjustments. In years subsequent to 2012, we have similar positions that could be subject to similar adjustments for the open years. We have provided for amounts that we believe will be ultimately payable under the proposed adjustments and intend to vigorously

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

defend our positions; however, if we determine the provisions for these matters to be inadequate due to new information or we are required to pay a significant amount of additional U.S. taxes and applicable penalties and interest in excess of amounts that have been provided for these matters, our consolidated results of operations and cash flows could be materially and adversely affected.

Letters of credit – We periodically employ letters of credit in the normal course of our business, and had outstanding letters of credit of approximately $10.7 million at June 30, 2016.

We are involved in various other legal proceedings incidental to our business and are vigorously defending our position in all such matters.  Although the outcome of such proceedings cannot be predicted with certainty, we do not expect resolution of these matters to have a material effect on our financial position, results of operations or cash flows.

Note 5 – Share-Based Compensation

On February 25, 2016, the Company granted restricted share units ("RSUs") to employees for annual incentive awards pursuant to our long-term incentive plan with a grant-date fair value aggregating $19.3 million.  The awards vest ratably over three years except to the extent they may vest earlier under our retirement policy. The aggregate grant-date fair value, net of estimated forfeitures, was $18.2 million, which will be recognized as compensation expense over a weighted-average period of 2.6 years from the grant date.

Additionally, on February 25, 2016, the Company granted to certain members of management performance units ("P-Units") that have a target value of $100 per unit.  The amount ultimately earned with respect to the P-Units will depend on the Company’s total shareholder return ("TSR") relative to a group of peer companies over a three-year period ending December 31, 2018, and could range from zero to $200 per unit depending on performance.  Twenty-five percent of the P-Units’ value is determined by the Company’s relative TSR ranking for each one-year period ended December 31, 2016, 2017, and 2018, respectively, and 25% of the P-Units’ value is determined by the relative TSR ranking for the three-year period ending December 31, 2018.  The P-Units cliff vest on the third anniversary following the grant date. Settlement may be in cash or shares at the Board's discretion.

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

Estimated liabilities for P-Units as of June 30, 2016, included $8.6 million and $7.9 million classified as short- and long-term, respectively, compared to $7.6 million and $11.4 million, respectively, at December 31, 2015.

At June 30, 2016, estimated unrecognized share-based compensation totaled approximately $44.3 million, which is expected to be recognized as compensation expense over a remaining weighted-average period of 1.9 years.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6 – Derivatives

The Company determined that the FMOG Provision of the FMOG Agreement is a freestanding financial instrument and that it met the criteria of a derivative instrument ("Contingent Payment Derivative"). The Contingent Payment Derivative was initially recorded to revenue at a fair value of $6.2 million on May 23, 2016, and will be revalued at each reporting date with changes in the fair value reported as non-operating income or expense. The fair value of the Contingent Payment Derivative was determined using a Monte Carlo simulation (See Note 7).

The following table provides the fair value of the Company’s derivative as reflected in the Condensed Consolidated Balance Sheet (in thousands):

Fair Value
Balance Sheet Classification	June 30, 2016

Derivative:
Contingent Payment Derivative
Other Assets	$6,382

The following table provides the effect of the Company’s derivative on the Condensed Consolidated Statements of Income (in thousands):

		Three months ended June 30, 2016	Six months ended June 30, 2016
Derivative	I.	II.

Contingent Payment Derivative	Other Income (Expense)	$157	$157
I. Classification of Gain (Loss) Recognized in Income (Loss) on Derivative
II. Amount of Gain (Loss) Recognized in Income (Loss) on Derivative

Note 7 – Fair Value Measurements

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
Derivative
The fair value of the Contingent Payment Derivative (Level 3) was estimated using a Monte Carlo simulation model, which calculates the probabilities of the daily closing WTI spot price exceeding the $50 price target and the $65 price target ("Price Targets"), respectively, on a daily averaging basis during the 12-month payment measurement period ending on June 30, 2017.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The probabilities are applied to the payout at each Price Target to calculate the probability-weighted expected payout. The following are the significant inputs used in the valuation of the Contingent Payment Derivative: the WTI Spot Price on the valuation date, the expected volatility, and the risk-free interest rate, and the slope of the WTI forward curve, which were $47.48, 37.5%, 0.765% and 5.5% at May 23, 2016, respectively and $48.33, 34.35%, 0.482%, and 8% at June 30, 2016, respectively. The expected volatility was estimated from the implied volatility rates of WTI Crude Futures. The risk-free rate was based on yields of U.S. Treasury securities commensurate with the remaining term of the Contingent Payment derivative.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Estimated fair value measurements
	Carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
June 30, 2016:
Assets - cash equivalents	$747,692	$747,692	$—	$—
Other assets	16,164	9,782	—	6,382

December 31, 2015:
Assets - cash equivalents	$465,388	$465,388	$—	$—
Other assets	13,508	13,508	—	—

At June 30, 2016 and December 31, 2015, we held Egyptian pounds in the amount of $9.8 million and $13.5 million, respectively, which are classified as Other Assets on the Condensed Consolidated Balance Sheets. We ceased drilling operations in Egypt in 2014, and are currently working to obtain access to the funds for use outside Egypt to the extent they are not utilized. We can provide no assurance we will be able to convert or utilize such funds in the future.

At June 30, 2016, the Company held a Contingent Payment derivative in the amount of $6.4 million, which is classified as Other Assets on the Condensed Consolidated Balance Sheet.

Trade receivables and trade payables, which are required to be measured at fair value, have carrying values that approximate their fair values due to their short maturities.

Other Fair Value Measurements

Financial instruments not required to be measured at fair value consist of the Company’s publicly traded debt securities.  Our publicly traded debt securities had a carrying value of $2.645 billion at June 30, 2016, and an estimated fair value at that date aggregating $2.217 billion, compared to a carrying and fair value of $2.692 billion and $2.072 billion, respectively, at December 31, 2015. Fair values of our publicly traded debt securities were provided by a broker who makes a market in such securities and were measured using a market-approach valuation technique, which is a Level 2 fair value measurement.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8 – Shareholders' Equity

Reclassifications from Accumulated Other Comprehensive Loss – The following table sets forth the significant amounts reclassified out of each component of accumulated other comprehensive loss and the effect on net income for the period (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Amounts recognized as a component of net periodic pension and other postretirement benefit cost:
Amortization of net loss	$(5,105)	$(6,379)	$(10,210)	$(12,688)
Amortization of prior service credit	1,241	1,126	2,482	2,241
Total before income taxes	(3,864)	(5,253)	(7,728)	(10,447)
Income tax benefit	1,349	1,840	2,698	3,648
Total reclassifications for the period, net of income taxes	$(2,515)	$(3,413)	$(5,030)	$(6,799)

Note 9 – Other Financial Statement Disclosures

Accounts Receivable – The following table sets forth the components of Receivables - trade and other (in thousands):

	June 30, 2016	December 31, 2015

Trade (1)	$532,208	$395,694
Income tax	9,092	4,463
Other	9,116	10,362
Total receivables - trade and other	$550,416	$410,519

(1) June 30, 2016 balance includes $130 million due from FCX under the Rowan Relentless contract termination settlement (see note 1).

Accrued Liabilities – The following table sets forth the components of accrued liabilities (in thousands):

	June 30, 2016	December 31, 2015

Pension and other postretirement benefits	$21,228	$31,389
Compensation and related employee costs	58,629	73,628
Interest	42,420	44,338
Income taxes	38,856	23,927
Other	13,750	12,753
Total accrued liabilities	$174,883	$186,035

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-term Debt – Long-term debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
5% Senior Notes, due September 2017 ($357.7 million and $366.6 million principal amount, respectively; 5.2% effective rate)	$356,953	$365,494
7.875% Senior Notes, due August 2019 ($396.5 million and $435.5 million principal amount, respectively; 8.0% effective rate)	394,492	432,870
4.875% Senior Notes, due June 2022 ($700 million principal amount; 4.7% effective rate)	705,753	706,236
4.75% Senior Notes, due January 2024 ($400 million principal amount; 4.8% effective rate)	397,250	397,069
5.4% Senior Notes, due December 2042 ($400 million principal amount; 5.4% effective rate)	394,818	394,720
5.85% Senior Notes, due January 2044 ($400 million principal amount; 5.9% effective rate)	396,101	396,030
Total carrying value	$2,645,367	$2,692,419

In the first quarter of 2016, we paid $15.9 million in cash to retire $16.5 million aggregate principal amount of the 5% Senior Notes due 2017 and 7.875% Senior Notes due 2019, plus accrued interest, and recognized a $0.6 million gain on early extinguishment of debt.

Also during the first quarter, we repurchased an additional $21.4 million aggregate principal amount of the 5% and 7.875% Senior Notes, which settled in April 2016 and resulted in a $1.2 million gain on early extinguishment of debt in the second quarter of 2016.

In April 2016, we repurchased $10.0 million aggregate principal amount of the 7.875% Senior Notes which resulted in a $0.6 million gain on early extinguishment of debt in the second quarter of 2016.

Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $21.1 million and $41.4 million at June 30, 2016 and 2015, respectively.  Interest capitalized in connection with rig construction projects totaled $8.7 million and $16.2 million in the three and six months ended June 30, 2015. We did not capitalize any interest for the three and six months ended June 30, 2016.

Income Taxes – In accordance with US GAAP for interim reporting, the Company estimates its full-year effective tax rate and applies this rate to its year-to-date pretax income.  In addition, the Company separately calculates the tax impact of unusual items, if any. We provide for income taxes based upon the tax laws and rates in effect in the countries in which we conduct operations. The amounts of our provisions are impacted by such laws and rates and the availability of deductions, credits and other benefits in each of the various jurisdictions. Our overall effective tax rate may therefore vary considerably from quarter to quarter and from year to year based on the actual or projected location of operations, levels of income, our consolidated effective income tax rate, deferred intercompany gains or losses, and other factors.

Our effective tax rate was 9.5% and 7.3%, respectively, for the three and six months ended June 30, 2016, compared to 8.3% and 10.7%, respectively, for the comparable prior-year periods. The higher effective tax rate for the three months ended June 30, 2016 is primarily due to the recognition of unfavorable discrete items in the current quarter, partially offset by the change in the geographic mix of earnings. The lower effective tax rate for the six months ended June 30, 2016, was primarily attributable to the change in the geographic mix of earnings.

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Material Charges and Other Operating Expenses –Material charges for the three months ended June 30, 2015, included a $5.0 million adjustment to an estimated liability for the termination of a contract in connection with refurbishment work on the Rowan Gorilla III. This matter was settled during the third quarter of 2015.

Note 10 – Segment Information

We operate in two principal operating segments – deepwater, which consists of our drillship operations, and jack-ups. Both segments provide one service – contract drilling. The Company evaluates performance primarily based on income from operations.

Depreciation and amortization and selling, general and administrative expenses related to our corporate and other administrative offices have not been allocated to our operating segments for purposes of measuring segment operating income and are included in the column "Unallocated costs and other." "Other operating items" consists of gains and losses on equipment sales and litigation.

Segment information for the three and six months ended June 30, 2016 and 2015 is set forth below (in thousands):

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Deepwater	Jack-ups	Segment total	Unallocated costs and other	Consolidated

Three months ended June 30, 2016:
Revenues from external customers	$341,389	$270,472	$611,861	$—	$611,861
Operating expenses:
Direct operating costs (excluding items below)	56,029	151,456	207,485	—	207,485
Depreciation and amortization	29,891	71,131	101,022	(881)	100,141
Selling, general and administrative	—	—	—	26,111	26,111
Other operating items	1	1,840	1,841	97	1,938
Income (loss) from operations	$255,468	$46,045	$301,513	$(25,327)	$276,186

Six months ended June 30, 2016:
Revenues from external customers	$563,923	$548,118	$1,112,041	$—	$1,112,041
Operating expenses:
Direct operating costs (excluding items below)	123,011	289,306	412,317	—	412,317
Depreciation and amortization	57,239	139,485	196,724	2,269	198,993
Selling, general and administrative	—	—	—	53,041	53,041
Other operating items	298	3,736	4,034	81	4,115
Income (loss) from operations	$383,375	$115,591	$498,966	$(55,391)	$443,575

Three months ended June 30, 2015:
Revenues from external customers	$161,889	$346,847	$508,736	$—	$508,736
Operating expenses:
Direct operating costs (excluding items below)	70,430	183,514	253,944	—	253,944
Depreciation and amortization	21,150	70,925	92,075	3,315	95,390
Selling, general and administrative	—	—	—	31,158	31,158
Other operating items	—	5,000	5,000	338	5,338
Income (loss) from operations	$70,309	$87,408	$157,717	$(34,811)	$122,906

Six months ended June 30, 2015:
Revenues from external customers	$308,760	$747,015	$1,055,775	$—	$1,055,775
Operating expenses:
Direct operating costs (excluding items below)	129,457	380,221	509,678	—	509,678
Depreciation and amortization	38,813	139,958	178,771	6,309	185,080
Selling, general and administrative	—	—	—	58,744	58,744
Other operating items	—	5,000	5,000	(175)	4,825
Income (loss) from operations	$140,490	$221,836	$362,326	$(64,878)	$297,448

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11 – Guarantees of Registered Securities

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

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
June 30, 2016
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$7,849	$148,161	$605,413	$—	$761,423
Receivables - trade and other	110	3,438	546,868	—	550,416
Other current assets	—	23,484	6,810	—	30,294
Total current assets	7,959	175,083	1,159,091	—	1,342,133

Property and equipment - gross	—	610,407	8,488,962	—	9,099,369
Less accumulated depreciation and amortization	—	258,901	1,585,535	—	1,844,436
Property and equipment - net	—	351,506	6,903,427	—	7,254,933

Investments in subsidiaries	5,125,250	6,327,992	—	(11,453,242)	—
Due from affiliates	251	831,567	25,650	(857,468)	—
Other assets	—	5,182	17,413	—	22,595
	$5,133,460	$7,691,330	$8,105,581	$(12,310,710)	$8,619,661

CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable - trade	426	32,921	76,297	—	109,644
Deferred revenues	—	—	23,619	—	23,619
Accrued liabilities	317	102,376	72,190	—	174,883
Total current liabilities	743	135,297	172,106	—	308,146

Long-term debt, less current portion	—	2,645,367	—	—	2,645,367
Due to affiliates	1,529	25,693	830,246	(857,468)	—
Other liabilities	4,396	304,574	39,706	—	348,676
Deferred income taxes - net	—	538,035	148,169	(495,524)	190,680
Shareholders' equity	5,126,792	4,042,364	6,915,354	(10,957,718)	5,126,792
	$5,133,460	$7,691,330	$8,105,581	$(12,310,710)	$8,619,661

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2015
(in thousands)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$17,297	$9,506	$457,425	$—	$484,228
Receivables - trade and other	110	1,369	409,040	—	410,519
Other current assets	394	19,230	6,904	—	26,528
Total current assets	17,801	30,105	873,369	—	921,275

Property and equipment - gross	—	592,809	8,475,284	—	9,068,093
Less accumulated depreciation and amortization	—	242,665	1,419,596	—	1,662,261
Property and equipment - net	—	350,144	7,055,688	—	7,405,832

Investments in subsidiaries	4,763,306	6,028,242	—	(10,791,548)	—
Due from affiliates	629	1,218,233	55,751	(1,274,613)	—
Other assets	—	4,999	15,161	—	20,160
	$4,781,736	$7,631,723	$7,999,969	$(12,066,161)	$8,347,267

CURRENT LIABILITIES:
Accounts payable - trade	$960	$19,111	$89,503	$—	$109,574
Deferred revenues	—	6	33,056	—	33,062
Accrued liabilities	778	119,388	65,869	—	186,035
Total current liabilities	1,738	138,505	188,428	—	328,671

Long-term debt	—	2,692,419	—	—	2,692,419
Due to affiliates	2,880	55,750	1,215,983	(1,274,613)	—
Other liabilities	4,659	304,709	48,555	—	357,923
Deferred income taxes - net	—	522,927	150,822	(477,954)	195,795
Shareholders' equity	4,772,459	3,917,413	6,396,181	(10,313,594)	4,772,459
	$4,781,736	$7,631,723	$7,999,969	$(12,066,161)	$8,347,267

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended June 30, 2016
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$15,070	$610,108	$(13,317)	$611,861

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	6,244	213,305	(12,064)	207,485
Depreciation and amortization	—	4,487	95,455	199	100,141
Selling, general and administrative	6,811	—	20,752	(1,452)	26,111
Loss on disposals of property and equipment	—	60	1,878	—	1,938
Total costs and expenses	6,811	10,791	331,390	(13,317)	335,675

INCOME (LOSS) FROM OPERATIONS	(6,811)	4,279	278,718	—	276,186

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(38,249)	(1,130)	1,130	(38,249)
Interest income	9	1,226	344	(1,130)	449
Gain on extinguishment of debt	—	1,787	—	—	1,787
Other - net	5,111	(5,091)	(664)	—	(644)
Total other income (expense) - net	5,120	(40,327)	(1,450)	—	(36,657)

INCOME (LOSS) BEFORE INCOME TAXES	(1,691)	(36,048)	277,268	—	239,529
Provision (benefit) for income taxes	—	10,706	20,030	(7,936)	22,800
Equity in earnings of subsidiaries, net of tax	218,420	162,264	—	(380,684)	—

NET INCOME (LOSS)	$216,729	$115,510	$257,238	$(372,748)	$216,729

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Three months ended June 30, 2015
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$18,290	$509,095	$(18,649)	$508,736

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	3,173	268,259	(17,488)	253,944
Depreciation and amortization	—	3,388	91,538	464	95,390
Selling, general and administrative	7,006	1,423	24,354	(1,625)	31,158
Gain on disposals of property and equipment	—	346	(8)	—	338
Material charges and other operating expenses	—	—	5,000	—	5,000
Total costs and expenses	7,006	8,330	389,143	(18,649)	385,830

INCOME (LOSS) FROM OPERATIONS	(7,006)	9,960	119,952	—	122,906

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(30,840)	(4,092)	4,092	(30,840)
Interest income	124	4,100	303	(4,092)	435
Other - net	5,601	(5,595)	(86)	—	(80)
Total other income (expense) - net	5,725	(32,335)	(3,875)	—	(30,485)

INCOME (LOSS) BEFORE INCOME TAXES	(1,281)	(22,375)	116,077	—	92,421
Provision (benefit) for income taxes	—	2,017	13,467	(7,798)	7,686
Equity in earnings of subsidiaries, net of tax	86,016	1,429	—	(87,445)	—

NET INCOME (LOSS)	$84,735	$(22,963)	$102,610	$(79,647)	$84,735

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Six months ended June 30, 2016
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$35,858	$1,109,519	$(33,336)	$1,112,041

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	7,220	435,663	(30,566)	412,317
Depreciation and amortization	—	8,682	189,794	517	198,993
Selling, general and administrative	13,838	—	42,490	(3,287)	53,041
Loss on disposals of property and equipment	—	70	4,045	—	4,115
Total costs and expenses	13,838	15,972	671,992	(33,336)	668,466

INCOME (LOSS) FROM OPERATIONS	(13,838)	19,886	437,527	—	443,575

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(77,173)	(3,072)	3,072	(77,173)
Interest income	24	3,201	740	(3,072)	893
Gain on extinguishment of debt	—	2,364	—	—	2,364
Other - net	10,468	(10,424)	(3,265)	—	(3,221)
Total other income (expense) - net	10,492	(82,032)	(5,597)	—	(77,137)

INCOME (LOSS) BEFORE INCOME TAXES	(3,346)	(62,146)	431,930	—	366,438
(Benefit) Provision for income taxes	—	22,183	22,502	(17,775)	26,910
Equity in earnings of subsidiaries, net of tax	342,874	188,858	—	(531,732)	—

NET INCOME (LOSS)	339,528	104,529	409,428	(513,957)	339,528

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Income Statements
Six months ended June 30, 2015
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

REVENUES	$—	$33,336	$1,056,446	$(34,007)	$1,055,775

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	4,870	536,550	(31,742)	509,678
Depreciation and amortization	—	7,968	176,399	713	185,080
Selling, general and administrative	11,218	2,065	48,439	(2,978)	58,744
Loss (gain) on disposals of property and equipment	—	4	(179)	—	(175)
Material charges and other operating expenses	—	—	5,000	—	5,000
Total costs and expenses	11,218	14,907	766,209	(34,007)	758,327

INCOME (LOSS) FROM OPERATIONS	(11,218)	18,429	290,237	—	297,448

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(63,586)	(6,541)	6,541	(63,586)
Interest income	258	6,567	306	(6,541)	590
Other - net	11,205	(11,118)	(1,208)	—	(1,121)
Total other income (expense) - net	11,463	(68,137)	(7,443)	—	(64,117)

INCOME (LOSS) BEFORE INCOME TAXES	245	(49,708)	282,794	—	233,331
Provision for income taxes	—	2,407	42,216	(19,696)	24,927
Equity in earnings of subsidiaries, net of tax	208,159	23,507	—	(231,666)	—

NET INCOME (LOSS)	208,404	(28,608)	240,578	(211,970)	208,404

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Three months ended June 30, 2016
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME (LOSS)	$216,729	$115,510	$257,238	$(372,748)	$216,729

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustments for amount recognized in net income as a component of net periodic benefit cost, net of income taxes	2,515	2,515	—	(2,515)	2,515

COMPREHENSIVE INCOME (LOSS)	$219,244	$118,025	$257,238	$(375,263)	$219,244

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income
Six months ended June 30, 2016
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET INCOME (LOSS)	$339,528	$104,529	$409,428	$(513,957)	$339,528

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustments for amount recognized in net income as a component of net periodic benefit cost, net of income taxes	5,030	5,030	—	(5,030)	5,030

COMPREHENSIVE INCOME (LOSS)	$344,558	$109,559	$409,428	$(518,987)	$344,558

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidating Statements of Cash Flows
Six months ended June 30, 2016
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(8,274)	$(49,243)	$445,165	$722	$388,370

INVESTING ACTIVITIES:
Capital expenditures	—	(23,399)	(40,996)	—	(64,395)
Proceeds from disposals of property and equipment	—	410	672	—	1,082
Collections on subsidiary notes receivables	—	357,795	—	(357,795)	—
Investments in consolidated subsidiaries	(200)	(109,126)	—	109,326	—

Net cash provided by (used in) investing activities	(200)	225,680	(40,324)	(248,469)	(63,313)

FINANCING ACTIVITIES:
Advances (to) from affiliates	(974)	10,080	(8,384)	(722)	—
Contributions from parent	—	—	109,326	(109,326)	—
Reductions of long-term debt	—	(47,862)	(357,795)	357,795	(47,862)

Net cash provided by (used in) financing activities	(974)	(37,782)	(256,853)	247,747	(47,862)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,448)	138,655	147,988	—	277,195
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,297	9,506	457,425	—	484,228

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,849	$148,161	$605,413	$—	$761,423

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Consolidating Statements of Cash Flows
Six months ended June 30, 2015
(in thousands)
(unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(3,758)	$6,654	$474,316	$(28,492)	$448,720

INVESTING ACTIVITIES:
Capital expenditures	—	(7,113)	(609,285)	—	(616,398)
Proceeds from disposals of property, plant and equipment	—	1,704	594	—	2,298

Net cash used in investing activities	—	(5,409)	(608,691)	—	(614,100)

FINANCING ACTIVITIES:
Advances (to) from affiliates	(16,323)	(74,952)	92,783	(1,508)	—
Proceeds from borrowings	—	220,000	—	—	220,000
Reductions of long-term debt	—	(170,000)	—	—	(170,000)
Dividends paid	(25,220)	—	(30,000)	30,000	(25,220)

Net cash provided by (used in) financing activities	(41,543)	(24,952)	62,783	28,492	24,780

DECREASE IN CASH AND CASH EQUIVALENTS	(45,301)	(23,707)	(71,592)	—	(140,600)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,909	48,580	244,665	—	339,154

CASH AND CASH EQUIVALENTS, END OF PERIOD	$608	$24,873	$173,073	$—	$198,554

ROWAN COMPANIES PLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2016, included in this Form 10-Q and with our annual report on Form 10-K for the year ended December 31, 2015. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report, as may be updated in our subsequent quarterly reports. See “Forward-Looking Statements.”

OVERVIEW

Rowan plc is a global provider of offshore contract drilling services to the international oil and gas industry, with a focus on high-specification and premium jack-up rigs and ultra-deepwater drillships. Our fleet currently consists of 31 mobile offshore drilling units, including 27 self-elevating jack-up rigs and four ultra-deepwater drillships. Our fleet operates worldwide, including the United States Gulf of Mexico ("US GOM"), the United Kingdom ("U.K.") and Norwegian sectors of the North Sea, the Middle East, Trinidad and Suriname.

As of July 1, 2016, the date of our most recent Fleet Status Report, three of our four drillships were under contract in the US GOM. Additionally, we had four jack-up rigs under contract in the North Sea, ten under contract in the Middle East, two in Trinidad and one in Suriname, and one under contract in the US GOM. We had an additional six marketed jack-up rigs, three cold-stacked jack-up rigs and one drillship without a contract.

We contract our drilling rigs, related equipment and work crews primarily on a "day rate" basis. Under day rate contracts, we generally receive a fixed amount per day for each day we are performing drilling or related services. In addition, our customers may pay all or a portion of the cost of moving our equipment and personnel to and from the well site. Contracts can range in duration from one month to multiple years.

Customer Contract Termination and Settlement

On May 23, 2016, we reached an agreement with Freeport-McMoRan Oil and Gas LLC ("FMOG") and its parent company, Freeport-McMoRan Inc. ("FCX") in connection with the drilling contract for the drillship Rowan Relentless ("FMOG Agreement"), which was scheduled to terminate in June 2017. The FMOG Agreement provided that the drilling contract be terminated immediately, and that FCX will pay us $215 million in cash over a period of 90 days to settle outstanding receivables and early termination of the contract, of which $85 million has been received through June 30, 2016 and the remaining $130 million, which is included in Receivables - trade and other on the Condensed Consolidated Balance Sheet as of June 30, 2016, is due to be paid on or before August 21, 2016. In addition, we may also receive two additional contingent payments from FCX, payable on September 30, 2017, of $10 million and $20 million depending on the average price of West Texas Intermediate ("WTI") crude oil over a 12-month period beginning June 30, 2016. The $10 million payment will be due if the average price over the period is greater than $50 per barrel and the additional $20 million payment will be due if the average price over the period is greater than $65 per barrel ("FMOG Provision"). We warm-stacked the Rowan Relentless in order to reduce costs. During the quarter ended June 30, 2016, we recognized $173.2 million in revenue for the Rowan Relentless, including $130.9 million for the cancelled contract value, $6.2 million for the fair value of the derivative associated with the FMOG Provision, $5.6 million for previously deferred revenue related to the contract, and $ 30.5 million for operations through May 22, 2016.

Day Rate Concessions

On June 1, 2016, we executed a contract extension for the Rowan Viking of 270 days for $275,000 per day following the primary term of the original contract in exchange for day rate concessions reducing the day rate for the primary term from $345,528 per day to $275,000 per day. This reduced day rate was applied to January 1, 2016 through November 6, 2017, and as a result, we recorded a reduction to revenue for amounts earned under this contract during the period from January 1, 2016 through March 31, 2016 of $6.3 million in the second quarter of 2016.

CURRENT BUSINESS ENVIRONMENT

The business environment for offshore drillers continues to be challenging as demand for drilling services remains low being overwhelmed by the substantial supply of offshore drilling units. As a result capital expenditures by operators worldwide has declined dramatically during 2015 and 2016. The resulting cancellation and/or postponement of drilling programs has resulted in reduced demand for offshore drilling services globally, downward pressure on day rates and rig utilization, and the cold-stacking and retirement of rigs in the worldwide fleet.

In response to market conditions, we have reduced day rates on certain drilling contracts (some in exchange for extended contract duration), warm-stacked six of our modern jack-ups, sold three of our oldest jack-ups, and cold-stacked three other jack-ups. Further, as a result of one of our customers choosing to exit the offshore market, a drillship contract was terminated, though we reached a settlement to receive a substantial portion of the remaining backlog. Given the current outlook, we expect day rates and utilization to remain depressed over the short and medium term. Additionally, customers may continue to seek to renegotiate or terminate existing contracts. As market and credit conditions continue to deteriorate in the oil and gas industry, there is an increased risk of customer defaults, customer restructurings or insolvency and further termination of contracts.

A significant contributing factor to the softness in the offshore drilling market has been the influx of 220 newbuild jack-ups and 156 newbuild floaters delivered since the beginning of the current newbuild cycle in early 2006. The addition of newbuild units, combined with numerous rigs that have rolled off contracts in past quarters without securing follow-on work, has continued to increase competitive supply, putting additional downward pressure on day rates and utilization. Further, as of July 11, 2016, there were approximately 119 additional jack-up rigs on order or under construction worldwide for delivery through 2020 (38% of the currently contracted jack-up fleet of approximately 314 rigs), and approximately 67 floaters on order or under construction worldwide for delivery through 2020 (40% of the currently contracted floater fleet of approximately 166 rigs). Only thirteen jack-ups and thirty-two floaters currently on order or under construction have contracts.
We expect the business environment for the remainder of 2016 to remain challenging and, in the absence of a more substantial and sustained recovery in commodity prices, it may deteriorate further. However, we believe that we are well-positioned strategically given our status as a strong and stable financial counter-party to our customers, current backlog of $2.7 billion as of July 1, 2016, solid operational reputation, and a modern fleet of high-specification jack-ups and state-of-the-art ultra-deepwater drillships. While challenging market conditions persist, we continue to focus on operating and cost efficiencies, which could include cold-stacking or retiring additional drilling rigs.
In addition, as a U.K. domiciled company with operations in the U.K., and particularly in the North Sea and Aberdeen, our business, tax structure and results of operations may be negatively affected by economic and political uncertainties resulting from the U.K.'s decision to depart from the European Union and any subsequent referendum in Scotland to seek independence from the U.K.

RESULTS OF OPERATIONS

The following table presents certain key performance indicators by rig classification:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues (in thousands):
Deepwater	$339,993	$155,494	$561,311	$298,169
Jack-ups	264,657	339,939	537,590	733,795
Subtotal - Day rate revenues	604,650	495,433	1,098,901	1,031,964
Other revenues(1)	7,211	13,303	13,140	23,811
Total revenues	611,861	$508,736	$1,112,041	$1,055,775

Revenue-producing days:
Deepwater	325	251	686	477
Jack-ups	1,605	1,987	3,101	4,172
Total revenue-producing days	1,930	2,238	3,788	4,649

Available days: (2)
Deepwater	364	288	728	527
Jack-ups	2,184	2,457	4,368	4,897
Total available days	2,548	2,745	5,096	5,424

Average day rate: (3)
Deepwater (4)	$607,014	$620,156	$609,846	$625,743
Jack-ups	$164,941	$171,075	$173,341	$175,871
Total fleet (4)	$239,388	$221,391	$252,436	$221,983

Utilization: (5)
Deepwater	89%	87%	94%	90%
Jack-ups	73%	81%	71%	85%
Total fleet	76%	82%	74%	86%

(1) Other revenues, which are primarily revenues received for contract reimbursable costs, are excluded from the computation of average day rate.
(2) Available days are defined as the aggregate number of calendar days (excluding days for which a rig is cold-stacked) in the period, or, with respect to new rigs entering service, the number of calendar days in the period from the date the rig was placed in service.

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

(4) Average day rate for the three and six months ended June 30, 2016 includes operating days for the Rowan Relentless up to the contract termination which was 52 days and 143 days for the three and six months ended June 30, 2016, respectively.

(5) Utilization is the number of revenue-producing days, including fractional days, divided by the number of available days.

Three months ended June 30, 2016 compared to three months ended June 30, 2015

A summary of our consolidated results of operations follows (in thousands):

	Three months ended June 30,		Change	% Change
	2016	2015
Deepwater:
Revenues from external customers	$341,389	$161,889	$179,500	111%
Operating expenses:
Direct operating costs (excluding items below)	56,029	70,430	(14,401)	(20)%
Depreciation and amortization	29,891	21,150	8,741	41%
Selling, general and administrative	—	—	—	n/m
Other operating items	1	—	1	n/m
Income (loss) from operations	$255,468	$70,309	$185,159	263%

Jack-ups:
Revenues from external customers	$270,472	$346,847	$(76,375)	(22)%
Operating expenses:
Direct operating costs (excluding items below)	151,456	183,514	(32,058)	(17)%
Depreciation and amortization	71,131	70,925	206	—%
Selling, general and administrative	—	—	—	n/m
Other operating items	1,840	5,000	(3,160)	(63)%
Income (loss) from operations	$46,045	$87,408	$(41,363)	(47)%

Unallocated costs and other:
Revenues from external customers	$—	$—	$—	n/m
Operating expenses:
Direct operating costs (excluding items below)	—	—	—	n/m
Depreciation and amortization	(881)	3,315	(4,196)	n/m
Selling, general and administrative	26,111	31,158	(5,047)	(16)%
Other operating items	97	338	(241)	(71)%
Income (loss) from operations	$(25,327)	$(34,811)	$9,484	(27)%

Total company:
Revenues	$611,861	$508,736	$103,125	20%
Direct operating costs (excluding items below)	207,485	253,944	(46,459)	(18)%
Depreciation and amortization	100,141	95,390	4,751	5%
Selling, general and administrative	26,111	31,158	(5,047)	(16)%
Other operating items	1,938	5,338	(3,400)	(64)%
Income from operations	276,186	122,906	153,280	125%
Other income (expense), net	(36,657)	(30,485)	(6,172)	20%
Income before income taxes	239,529	92,421	147,108	159%
Provision for income taxes	22,800	7,686	15,114	197%
Net income	$216,729	$84,735	$131,994	156%

"n/m" means not meaningful.

Revenues
Consolidated. The increase in consolidated revenue is described below.
Deepwater. An analysis of the net changes in revenues for the three months ended June 30, 2016, compared to three months ended June 30, 2015, are set forth below (in millions):

Increase (decrease)
Contract Termination for Rowan Relentless and related items	$142.7
Addition of the Rowan Relentless in June 2015	21.6
Higher drillship utilization	22.9
Lower drillship day rates	(2.7)
Lower reimbursable revenues	(5.0)
Net increase	$179.5

Jack-ups. An analysis of the net changes in revenues for the three months ended June 30, 2016, compared to three months ended June 30, 2015, are set forth below (in millions):

Increase (decrease)
Lower jack-up utilization	$(65.4)
Lower jack-up day rates	(9.8)
Lower reimbursable revenues	(1.7)
Higher other revenue	0.5
Net decrease	$(76.4)

Direct operating costs

Consolidated. The decrease in consolidated direct operating costs is described below.
Deepwater. An analysis of the net changes in direct operating costs for the three months ended June 30, 2016, compared to three months ended June 30, 2015, are set forth below (in millions):

Increase (decrease)
Addition of the Rowan Relentless	$6.9
Reduction in drillship operating expense	(10.5)
Reduction in shore base costs and other	(5.8)
Lower reimbursable costs	(5.0)
Net decrease	$(14.4)

Jack-ups. An analysis of the net changes in direct operating costs for the three months ended June 30, 2016, compared to three months ended June 30, 2015, are set forth below (in millions):

Increase (decrease)
Decrease due to idle or cold-stacked rigs	$(20.7)
Reduction in shore base costs and other	(3.5)
Lower reimbursable costs	(1.7)
Reduction in jack-up operating expense	(6.2)
Net decrease	$(32.1)

Depreciation and amortization

Depreciation and amortization for the second quarter of 2016 increased largely due to the addition of the Rowan Relentless.

Selling, general and administrative

Selling, general and administrative expenses for the second quarter of 2016 decreased primarily as a result of lower labor costs, largely due to reductions in headcount and lower share-based compensation.

Other operating items

Material charges for the three months ended June 30, 2015 included a $5.0 million adjustment to an estimated liability for the termination of a contract in connection with refurbishment work on the Rowan Gorilla III. This matter was settled during the third quarter of 2015. Losses on disposals of property and equipment increased $1.6 million in the second quarter of 2016 as compared to the same period in 2015.

Other expense, net

Other non-operating expense, net, increased primarily due to $8.7 million of interest capitalization in the second quarter of 2015. There was no interest capitalization in the second quarter of 2016 as the drillship construction program was completed in 2015. Additionally, we recognized a gain of $1.8 million on the early extinguishment of debt in the second quarter of 2016.

Provision for income taxes

The effective tax rate increased to 9.5% in the second quarter of 2016 compared to an effective tax rate of 8.3% in the second quarter of 2015. The higher effective tax rate for the three months ended June 30, 2016 is primarily due to the recognition of unfavorable discrete items in the current quarter, partially offset by the change in the geographic mix of earnings.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

A summary of our consolidated results of operations follows (in thousands):

	Six months ended June 30,		Change	% Change
	2016	2015
Deepwater:
Revenues from external customers	$563,923	$308,760	$255,163	83%
Operating expenses:
Direct operating costs (excluding items below)	123,011	129,457	(6,446)	(5)%
Depreciation and amortization	57,239	38,813	18,426	47%
Selling, general and administrative	—	—	—	n/m
Other operating items	298	—	298	n/m
Income (loss) from operations	$383,375	$140,490	$242,885	173%

Jack-ups:
Revenues from external customers	$548,118	$747,015	$(198,897)	(27)%
Operating expenses:
Direct operating costs (excluding items below)	289,306	380,221	(90,915)	(24)%
Depreciation and amortization	139,485	139,958	(473)	—%
Selling, general and administrative	—	—	—	n/m
Other operating items	3,736	5,000	(1,264)	(25)%
Income (loss) from operations	$115,591	$221,836	$(106,245)	(48)%

Unallocated costs and other:
Revenues from external customers	$—	$—	$—	n/m
Operating expenses:
Direct operating costs (excluding items below)	—	—	—	n/m
Depreciation and amortization	2,269	6,309	(4,040)	(64)%
Selling, general and administrative	53,041	58,744	(5,703)	(10)%
Other operating items	81	(175)	256	n/m
Income (loss) from operations	$(55,391)	$(64,878)	$9,487	(15)%

Total company:
Revenues	$1,112,041	$1,055,775	$56,266	5%
Direct operating costs (excluding items below)	412,317	509,678	(97,361)	(19)%
Depreciation and amortization	198,993	185,080	13,913	8%
Selling, general and administrative	53,041	58,744	(5,703)	(10)%
Other operating items	4,115	4,825	(710)	(15)%
Income from Operations	443,575	297,448	146,127	49%
Other income (expense), net	(77,137)	(64,117)	(13,020)	20%
Income before income taxes	366,438	233,331	133,107	57%
Provision for income taxes	26,910	24,927	1,983	8%
Net income	$339,528	$208,404	$131,124	63%

"n/m" means not meaningful.

Revenues
Consolidated. The increase in consolidated revenue is described below.
Deepwater. An analysis of the net changes in revenues for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, are set forth below (in millions):

Increase (decrease)
Contract Termination for Rowan Relentless and related items	$142.7
Addition of the Rowan Reliance and Rowan Relentless in February and June of 2015, respectively	119.0
Higher drillship utilization	2.3
Lower reimbursable revenues	(8.0)
Lower drillship average day rates	(0.8)
Net increase	$255.2

Jack-ups. An analysis of the net changes in revenues for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, are set forth below (in millions):

Increase (Decrease)
Lower jack-up utilization	(186.9)
Lower jack-up average day rates	(8.6)
Lower reimbursable revenues	(4.4)
Impact of jack-up sold in 2015	(0.7)
Higher other revenue	1.7
Net decrease	$(198.9)

Direct operating costs

Consolidated. The decrease in consolidated direct operating costs is described below.
Deepwater. An analysis of the net changes in direct operating costs for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, are set forth below (in millions):

Increase (decrease)
Addition of the Rowan Reliance and Rowan Relentless	$19.7
Reduction in drillship operating expense	(17.0)
Lower Reimbursable costs	(8.0)
Reduction in shore base costs and other	(1.1)
Net decrease	$(6.4)

Jack-ups. An analysis of the net changes in direct operating costs for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, are set forth below (in millions):

Increase (decrease)
Decrease due to idle or cold-stacked rigs	$(50.1)
Reduction in jack-up direct operating expense	(21.7)
Reduction in shore base costs and other	(14.7)
Lower reimbursable costs	(4.4)
Net decrease	$(90.9)

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2016, increased largely due to the addition of the Rowan Reliance and Rowan Relentless in 2015.

Selling, general and administrative

Selling, general and administrative expenses for the six months ended June 30, 2016 declined primarily as a result of lower labor costs, largely due to reductions in headcount.

Other operating items

Material charges for the six months ended June 30, 2015, included a $5.0 million adjustment to an estimated liability for the termination of a contract in connection with refurbishment work on the Rowan Gorilla III. This matter was settled during the third quarter of 2015. Losses, net on disposals of property and equipment increased $4.3 million in the six months ended June 30, 2016 as compared to the same period in 2015.

Other expense, net

Other non-operating expense, net, increased primarily due to $16.2 million of interest capitalization in the six months ended June 30, 2015. There was no interest capitalization in the six months ended June 30, 2016 as the drillship construction program was completed in 2015. Additionally, we recognized a gain of $2.4 million on the early extinguishment of debt in the six months ended June 30, 2016.

Provision for income taxes

The effective tax rate decreased to 7.3% in the six months ended June 30, 2016 compared to an effective tax rate of 10.7% in the six months ended June 30, 2015. The lower rate in 2016 was attributable to the change in the geographic mix of earnings.

Rig Utilization

The following table sets forth an analysis of time that our rigs were idle or out-of-service as a percentage of available days (which excludes cold-stacked rigs) and time that our rigs experience operational downtime and are off-rate as a percentage of revenue-producing days:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Deepwater:
Idle	10.7%	—	5.4%	—
Out-of-service	—	—	0.3%	—
Operational downtime	—	12.8%	0.1%	9.5%

Jack-up:
Idle	21.7%	15.2%	23.1%	10.5%
Out-of-service	3.4%	2.8%	5.0%	3.1%
Operational downtime	1.9%	1.4%	1.3%	1.5%

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

LIQUIDITY AND CAPITAL RESOURCES

A comparison of key balance sheet amounts and ratios follows (dollars in millions):

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$761.4	$484.2
Current assets	$1,342.1	$921.3
Current liabilities	$308.1	$328.7
Current ratio	4.36	2.80
Long-term debt, less current portion	$2,645.4	$2,692.4
Shareholders' equity	$5,126.8	$4,772.5
Debt-to-capitalization ratio	34%	36%

Sources and uses of cash and cash equivalents were as follows (in millions):

	Six months ended June 30,
	2016	2015
Net cash provided by operating activities	$388.4	$448.7
Capital expenditures	(64.4)	(616.4)
Net borrowings (reductions) of debt	(47.9)	50.0
Payment of cash dividends	—	(25.2)
Proceeds from disposals of property and equipment	1.1	2.3
Total net source (use)	$277.2	$(140.6)

Operating Cash Flows

Cash flows from operations declined to approximately $388 million in 2016 from $449 million in the comparable prior-year period, primarily as a result of the timing of collections on trade receivables.

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

At June 30, 2016 RCI’s non-U.S. subsidiaries held approximately $189 million of the $761 million of consolidated cash and cash equivalents.   Management believes the Company has significant net assets, liquidity, contract backlog and/or other financial resources available to meet its operational and capital investment requirements and otherwise allow the Company to continue to maintain its policy of reinvesting such undistributed earnings outside the U.K. and U.S. indefinitely.

Backlog

Our backlog by geographic area as of the date of our most recent Fleet Status Report is presented below (in thousands):

	July 1, 2016
	Jack-ups	Deepwater	Total
US GOM	$13,267	$886,500	$899,767
Middle East	1,211,610	—	1,211,610
North Sea	394,052	—	394,052
Central and South America	148,813	—	148,813
Total backlog	$1,767,742	$886,500	$2,654,242

We estimate our backlog will be realized as follows (in thousands):

	July 1, 2016
	Jack-ups	Deepwater	Total
2016	$430,747	$257,729	$688,476
2017	681,207	496,451	1,177,658
2018	306,730	132,320	439,050
2019	64,970	—	64,970
2020 and later years	284,088	—	284,088
Total backlog	$1,767,742	$886,500	$2,654,242

Our contract backlog represents remaining contractual terms and may not reflect actual revenue due to a number renegotiations or factors such as rig downtime, estimated contract durations, customer concessions or contract cancellations.

About 65% of our remaining available rig days in 2016 and 46% of available rig days in 2017 were under contract or commitment as of July 1, 2016, excluding cold-stacked rigs. As of that date, we had three jack-ups that were cold-stacked and six that were available.

In 2014 and 2015, we recognized asset impairment charges on several of our jack-up drilling units as a result of the decline in market conditions and the expectation of future demand and day rates. If market conditions deteriorate further, we could be required to recognize additional impairment charges in future periods.

Investing Activities

Capital expenditures for the six months ended June 30, 2016, totaled $64.4 million and included the following:

•$40.6 million for improvements to the existing fleet, including contractually required modifications; and
•$23.8 million for rig equipment and other.

We currently estimate our 2016 capital expenditures to range from approximately $145-$155 million, primarily for fleet maintenance, rig equipment, spares and other. This amount excludes any contractual modifications that may arise due to our securing additional work.

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

Financing Activities

During the six months ended June 30, 2016, we paid $45.8 million in cash to retire $47.9 million aggregate principal amount of the 5% Notes due 2017 and 7.875% Notes due 2019, plus accrued interest, and recognized a $2.4 million gain on early extinguishment of debt.

As of June 30, 2016, we had $2.7 billion principal amount of outstanding long-term debt consisting of $357.7 million principal amount of 5% Senior Notes due September 2017; $396.5 million principal amount of 7.875% Senior Notes due 2019; $700 million principal amount of 4.875% Senior Notes due 2022; $400 million aggregate principal amount of 4.75% Senior Notes due 2024; $400 million principal amount of 5.4% Senior Notes due 2042; and $400 million aggregate principal amount of 5.85% Senior Notes due 2044 (together, the “Senior Notes”).  The Senior Notes are fully and unconditionally guaranteed on a senior and unsecured basis by Rowan plc.

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

Restrictive provisions in the Company’s bank credit facility agreement limit consolidated debt to 60% of book capitalization.  Our consolidated debt to total capitalization ratio at June 30, 2016 was 34%.

Other provisions of our debt agreements limit the ability of the Company to create liens that secure debt, engage in sale and leaseback transactions, merge or consolidate with another company and, in the event of noncompliance, restrict investment activities and asset purchases and sales, among other things.  The Company was in compliance with its debt covenants at June 30, 2016, and expects to remain in compliance over the following twelve months.

Letters of credit

We periodically employ letters of credit in the normal course of our business, and had outstanding letters of credit of approximately $10.7 million at June 30, 2016.

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

During the quarter ended June 30, 2016, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates were based.

Recent Accounting Pronouncements

See Note 1 of the “Notes to Unaudited Condensed Consolidated Financial Statements” in Item 1 of PART I of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk – Our outstanding debt at June 30, 2016, consisted entirely of fixed-rate debt with a carrying value of $2.645 billion and a weighted-average annual interest rate of 5.6%.  Due to the fixed-rate nature of our debt, management believes the risk of loss due to changes in market interest rates is not material.

Currency exchange rate risk – A substantial majority of our revenues are received in U.S. dollars, which is our functional currency. However, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency.  We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. In the past, we have entered into spot purchases or short-term derivative transactions, such as forward exchange contracts, with one-month durations. We did not enter into such transactions for the purpose of speculation, trading or investing in the market and we believe that our use of forward exchange contracts has not exposed us to material credit risk or other material market risk. Although our risk policy allows us to enter into such forward exchange contracts, we do not currently anticipate entering into such transactions in the future and had no such contracts outstanding as of June 30, 2016.

Commodity price risk – Fluctuating commodity prices affect our future earnings materially to the extent that they influence demand for our products and services.

Fair Value Derivative Asset – At June 30, 2016, the fair value of the Contingent Payment Derivative was $6.4 million. We estimate the fair value of this instrument using Monte Carlo simulation which takes into account a variety of factors including the Price Targets, the WTI Spot price, the expected volatility, the risk-free interest rate, the slope of the WTI forward curve, and the remaining contractual term of the FMOG Provision. We are required to revalue this asset each quarter. We believe that the assumptions that have the greatest impact on the determination of fair value is the WTI Spot Price on the valuation date and the expected volatility. The following table illustrates the potential effect on the fair value of the derivative asset at June 30, 2016 from changes in the assumptions made which would lower the fair value (in thousands):

Decrease in Asset Value
10% decrease in WTI spot price	$3,017
10% decrease in expected volatility	$290

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

There have been no changes to our internal controls over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The United Kingdom’s referendum to exit from the European Union will have uncertain effects and could adversely impact our business, results of operations and financial condition.

On June 23, 2016, the U.K. voted to exit from the E.U. (commonly referred to as “Brexit”). The terms of Brexit and the resulting U.K./E.U. relationship are uncertain for companies doing business both in the U.K. and the overall global economy. In addition, our business and operations may be impacted by any subsequent vote in Scotland to seek independence from the U.K. The U.K. vote has impacted global markets, including currencies, and resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. Volatility in the securities markets and in currency exchange rates may continue as the U.K. negotiates its exit from the E.U. In the longer term, any impact from Brexit on our business and operations will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations. Approximately 7.6% and 5.7% of our total revenues were generated in the U.K. for the year ended December 31, 2015 and the six months ended June 30, 2016, respectively. Risks related to Brexit that we may encounter include:

•	adverse impact on macroeconomic growth and oil and gas demand resulting from the strength of the U.S. dollar;

•	continued volatility in currencies including the British pound and U.S. dollar that may impact our financial results;

•	reduced demand for our services in the U.K. and globally;

•	increased costs of doing business in the U.K. and in the North Sea;

•	increased regulatory costs and challenges for operating our business in the North Sea;

•	volatile capital and debt markets, and access to other sources of capital;

•	risks related to our global tax structure and the tax treaties upon which we rely;

•	business uncertainty resulting from prolonged political negotiations; and

•	uncertain stability of the E.U. and global economy if other countries exit the E.U.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to acquisitions of our shares for the second quarter of 2016:

Month ended	Total number of shares acquired [1]	Average price paid per share [1]	Total number of shares purchased as part of publicly announced plans or programs [2]	Approximate dollar value of shares that may yet be purchased under the plans or programs [2]
Balance forward				$—
April 30, 2016	45,690	$16.54	—	—
May 31, 2016	61,483	19.17	—	—
June 30, 2016	—	—	—	—
Total	107,173	$18.05	—

[1] The total number of shares acquired reflects shares acquired from employees by an affiliated employee benefit trust (EBT) upon forfeiture of nonvested awards or in satisfaction of tax withholding requirements. The price paid for shares acquired as a result of forfeitures is the par value of $0.125 per share. The price paid for shares acquired in satisfaction of withholding taxes is the share price on the date of the transaction. In February 2015, we issued 1.1 million shares to the EBT, which shares were acquired at a price equal to the par value of $0.125 per share. There were no shares repurchased under any share repurchase program during the second quarter of 2016.

[2] The ability to make share repurchases is subject to the discretion of the Board of Directors and the limitations set forth in the Companies Act, which generally provide that share repurchases may only be made out of distributable reserves. In addition, U.K. law also generally prohibits a company from repurchasing its own shares through “off market purchases” without the prior approval of shareholders, which approval is valid for a maximum period of five years. Prior to and in connection with the redomestication, we obtained approval to purchase our own shares. To effect such repurchases, we entered into a purchase agreement with a specified dealer in July 2012, pursuant to which we may purchase up to a maximum of 50,000,000 shares over a five-year period, subject to an annual cap of 10% of the shares outstanding at the beginning of each applicable year. Subject to Board approval, share repurchases may be commenced or suspended from time to time without prior notice and, in accordance with the shareholder approval and U.K. law, any shares repurchased by us will be cancelled. This authority to repurchase shares terminates in April 2017 unless otherwise reapproved by our shareholders prior to that time. U.K. law prohibits us from conducting “on market purchases” because our shares are not traded on a recognized investment exchange in the U.K.

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

ROWAN COMPANIES PLC
(Registrant)

Date: August 2, 2016	/s/ STEPHEN M. BUTZ
Stephen M. Butz
Executive Vice President,
Chief Financial Officer

Date: August 2, 2016	/s/ DENNIS S. BALDWIN
Dennis S. Baldwin
Chief Accounting Officer