Form 10-Q
period 2016-09-30
ROWAN COMPANIES PLC
filed 2016-11-01
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

The number of Class A ordinary shares, $0.125 par value, outstanding at Tuesday, October 25, 2016, was 125,439,127, which excludes 535,590 shares held by an affiliated employee benefit trust.

ROWAN COMPANIES PLC

FORWARD-LOOKING STATEMENTS
The information in this report contains various statements relating to future financial performance, results of operations and other statements, including certain projections and business trends, that are not historical facts. These statements constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995 about us that are subject to risks and uncertainties.
Forward-looking statements include words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “could,” “may,” “might,” “should,” “will,” “forecast,” “potential,” “outlook,” “scheduled,” “predict,” “will be,” “will continue,” “will likely result,” and similar words and specifically include statements regarding expected financial performance; dividend payments, share repurchases or debt retirement; growth strategies; expected utilization, day rates, revenues, operating expenses, contract terms and contract backlog; capital expenditures; tax rates and positions; insurance coverages; access to financing and funding sources; the availability, delivery, mobilization, contract commencement, relocation or other movement of rigs and the timing thereof; future rig construction, enhancement, upgrade or repair and costs and timing thereof; the suitability of rigs for future contracts; general market, business and industry conditions, trends and outlook; rig demand and utilization; future operations; the impact of increasing regulatory requirements and complexity; expected contributions from our rigs and drillships; divestiture of selected assets; expense management; the likely outcome of legal proceedings or insurance or other claims and the timing thereof; activity levels in the offshore drilling market; customer drilling programs; and commodity prices. Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

•	prices of oil and natural gas and industry expectations about future prices and impacts of global financial or economic downturns;

•	changes in the offshore drilling market, including fluctuations in worldwide rig supply and demand, competition or technology, including as a result of delivery of newbuild drilling units;

•
variable levels of drilling activity and expenditures in the energy industry, whether as a result of actions by OPEC, global capital markets and liquidity, prices of oil and natural gas or otherwise, which may result in decreased demand and/or cause us to idle or stack additional rigs;

•
possible termination, suspension or renegotiation of drilling contracts (with or without cause) as a result of general and industry economic conditions, distressed financial condition of our customers, force majeure, mechanical difficulties, delays, labor disturbances, strikes, performance or other reasons; payment or operational delays by our customers; or restructuring or insolvency of significant customers;

•	changes or delays in actual contract commencement dates, contract option exercises, contract revenues, contract awards;

•	our ability to enter into, and the terms of, future drilling contracts for drilling units whose contracts are expiring and drilling units currently idled or stacked;

•
drilling permit and operations delays, moratoria or suspensions, new and future regulatory, legislative or permitting requirements (including requirements related to certification and testing of blowout preventers and other equipment or otherwise impacting operations), future lease sales, changes in laws, rules and regulations that have or may impose increased financial responsibility, additional oil spill contingency plan requirements and other governmental actions that may result in claims of force majeure or otherwise adversely affect our drilling contracts or operations;

•	governmental regulatory, legislative and permitting requirements affecting drilling operations or compliance obligations in the areas in which our rigs operate;

•	tax matters, including our effective tax rates, tax positions, results of audits, tax disputes, changes in tax laws, treaties and regulations, tax assessments and liabilities for taxes;

•
economic volatility and political, legal and tax uncertainties following the vote in the U.K. to exit the European Union (“Brexit”) and any subsequent referendum in Scotland to seek independence from the U.K.;

•
downtime, lost revenue and other risks associated with drilling operations, operating hazards, or rig relocations and transportation, including rig or equipment failure, collisions, damage and other unplanned repairs, the availability of transport vessels, hazards, self-imposed drilling limitations and other delays due to weather conditions, work stoppages or otherwise, and the availability or high cost of insurance coverage for certain offshore perils or associated removal of wreckage or debris and other losses;

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

•
operating hazards, including environmental or other liabilities, risks, expenses or losses, whether related to well-control issues, collisions, groundings, blowouts, fires, explosions, weather or hurricane delays or damage, losses or liabilities (including wreckage or debris removal) or otherwise;

•
our ability to retain highly skilled personnel on commercially reasonable terms, whether due to competition , cost cutting initiatives, labor regulations, unionization or otherwise; our ability to seek and receive visas for our personnel to work in our areas of operation in a timely manner;

•
governmental action and political and economic uncertainties, including uncertainty or instability resulting from civil unrest, military or political demonstrations, strikes, or outbreak or escalation of armed hostilities or other crises in oil or natural gas producing areas in which we operate, which may result in expropriation, nationalization, confiscation or deprivation of assets, extended business interruptions, suspended operations, or suspension and/or termination of contracts and payment disputes based on force majeure events;

•
terrorism, piracy, cyber-breaches, outbreaks of any disease or epidemic and other related travel restrictions, political instability, hostilities, acts of war, nationalization, expropriation, confiscation or deprivation of our assets or military action impacting our operations, assets or financial performance in any of our areas of operations;

•
the outcome of legal proceedings, or other claims or contract disputes, including any inability to collect receivables or resolve significant contractual or day rate disputes, any renegotiation, nullification, cancellation or breach of contracts with customers or other parties;

•	potential for additional asset impairments;

•	our liquidity, adequacy of cash flows to meet obligations, or our ability to access or obtain financing and other sources of capital, such as in the debt or equity capital markets;

•	volatility in currency exchange rates and limitations on our ability to use or convert illiquid currencies;

•	effects of accounting changes and adoption of accounting policies;

•	potential unplanned expenditures and funding requirements, including investments in pension plans and other benefit plans; and

•	other important factors described from time to time in the reports filed by us with the Securities and Exchange Commission and the New York Stock Exchange.
Such risks and uncertainties are beyond our ability to control, and in many cases we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. Should one or more of these risks or uncertainties materialize or should our underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. In addition to the risks, uncertainties and assumptions described above, you should also carefully read and consider the risk factors and forward-looking statement disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2015 and any subsequent Quarterly Reports on Form 10-Q. We disclaim any obligation to update or revise any forward-looking statements except as required by applicable law or regulation.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,037.5	$484.2
Receivables - trade and other	440.5	410.5
Prepaid expenses and other current assets	28.6	26.6
Total current assets	1,506.6	921.3

PROPERTY AND EQUIPMENT:
Drilling equipment	8,955.8	8,930.4
Other property and equipment	134.6	137.7
Property and equipment - gross	9,090.4	9,068.1
Less accumulated depreciation and amortization	1,947.1	1,662.3
Property and equipment - net	7,143.3	7,405.8

Other assets	15.1	20.2
	$8,665.0	$8,347.3

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$357.1	$—
Accounts payable - trade	82.2	109.6
Deferred revenues	78.4	33.1
Accrued liabilities	160.1	186.0
Total current liabilities	677.8	328.7

Long-term debt, less current portion	2,288.5	2,692.4
Other liabilities	356.7	357.9
Deferred income taxes - net	184.8	195.8
Commitments and contingent liabilities (Note 4)

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value, 126.0 and 125.9 shares issued at September 30, 2016, and December 31, 2015	15.7	15.7
Additional paid-in capital	1,467.9	1,458.5
Retained earnings	3,854.8	3,509.8
Cost of 0.6 and 1.1 treasury shares at September 30, 2016, and December 31, 2015, respectively	(7.1)	(12.2)
Accumulated other comprehensive loss	(174.1)	(199.3)
Total shareholders' equity	5,157.2	4,772.5
	$8,665.0	$8,347.3
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
REVENUES	$379.4	$545.4	$1,491.4	$1,601.2

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	186.0	247.6	598.3	757.3
Depreciation and amortization	102.2	104.1	301.2	289.2
Selling, general and administrative	23.5	29.7	76.5	88.4
Loss on disposals of property and equipment	1.2	2.3	5.3	2.1
Material charges and other operating items	32.9	332.3	32.9	337.3
Total costs and expenses	345.8	716.0	1,014.2	1,474.3

INCOME (LOSS) FROM OPERATIONS	33.6	(170.6)	477.2	126.9

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(39.4)	(41.3)	(116.6)	(104.9)
Gain on extinguishment of debt	—	—	2.4	—
Interest income	1.2	0.2	2.1	0.8
Other - net	(2.1)	(1.8)	(5.4)	(2.9)
Total other (expense), net	(40.3)	(42.9)	(117.5)	(107.0)

INCOME (LOSS) BEFORE INCOME TAXES	(6.7)	(213.5)	359.7	19.9
Provision (benefit) for income taxes	(12.2)	25.9	14.7	50.9

NET INCOME (LOSS)	$5.5	$(239.4)	$345.0	$(31.0)

NET INCOME (LOSS) PER SHARE - BASIC	$0.04	$(1.92)	$2.75	$(0.25)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.04	$(1.92)	$2.73	$(0.25)

CASH DIVIDENDS DECLARED PER SHARE	$—	$0.10	$—	$0.30
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
NET INCOME (LOSS)	$5.5	$(239.4)	$345.0	$(31.0)

OTHER COMPREHENSIVE INCOME:
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income, net of income tax expense of $10.3 for the three and nine months ended September 2016 (See Note 3)	19.2	—	19.2	—
Net reclassification adjustment for amounts recognized in net income (loss) as a component of net periodic benefit cost, net of income tax expense of $0.5 and $1.9 for the three months ended September 30, 2016 and 2015, and $3.2 and $5.5 for the nine months ended September 30, 2016 and 2015, respectively (See Notes 3 and 8)	1.0	3.4	6.0	10.2

	20.2	3.4	25.2	10.2

COMPREHENSIVE INCOME (LOSS)	$25.7	$(236.0)	$370.2	$(20.8)
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$345.0	$(31.0)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	301.2	290.1
Deferred income taxes	(21.9)	(0.7)
Provision for pension and other postretirement benefits	13.0	23.8
Share-based compensation expense	25.9	24.5
Loss on disposals of property and equipment	5.3	2.1
Other postretirement benefit claims paid	(6.6)	(3.5)
Contributions to pension plans	(16.1)	(11.0)
Noncash loss on debt extinguishment	0.3	—
Contingent payment derivative	(4.2)	—
Asset impairment charges	34.3	329.8
Changes in current assets and liabilities:
Receivables - trade and other	(30.0)	36.9
Prepaid expenses and other current assets	2.1	(8.3)
Accounts payable	(18.3)	28.3
Accrued income taxes	13.6	3.2
Deferred revenues	45.3	12.0
Other current liabilities	(28.6)	(40.1)
Net changes in other noncurrent assets and liabilities	28.3	2.8
Net cash provided by operating activities	688.6	658.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(88.5)	(674.8)
Proceeds from disposals of property and equipment	1.1	5.1
Net cash used in investing activities	(87.4)	(669.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	220.0
Reductions of long-term debt	(47.9)	(220.0)
Dividends paid	—	(37.9)
Net cash used in financing activities	(47.9)	(37.9)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	553.3	(48.7)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	484.2	339.2
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,037.5	$290.5
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Shares outstanding	Class A ordinary shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance, January 1, 2015	124.6	$15.6	$1,436.9	$3,467.0	$(8.0)	$(220.1)	$4,691.4
Net shares issued (acquired) under share-based compensation plans	0.2	0.1	0.4	—	(4.0)	—	(3.5)
Share-based compensation	—	—	18.3	—	—	—	18.3
Excess tax deficit from share-based compensation plans	—	—	(2.5)	—	—	—	(2.5)
Retirement benefit adjustments, net of taxes of $5.5	—	—	—	—	—	10.2	10.2
Dividends	—	—	—	(37.9)	—	—	(37.9)
Net loss	—	—	—	(31.0)	—	—	(31.0)
Balance, September 30, 2015	124.8	$15.7	$1,453.1	$3,398.1	$(12.0)	$(209.9)	$4,645.0

Balance, January 1, 2016	124.8	$15.7	$1,458.5	$3,509.8	$(12.2)	$(199.3)	$4,772.5
Net shares issued (acquired) under share-based compensation plans	0.6	—	(9.5)	—	5.1	—	(4.4)
Share-based compensation	—	—	16.3	—	—	—	16.3
Excess tax benefit from share-based compensation plans	—	—	2.6	—	—	—	2.6
Retirement benefit adjustments, net of taxes of $13.5	—	—	—	—	—	25.2	25.2
Net income	—	—	—	345.0	—	—	345.0
Balance, September 30, 2016	125.4	$15.7	$1,467.9	$3,854.8	$(7.1)	$(174.1)	$5,157.2
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
The financial statements included in this Form 10-Q have been prepared without audit in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and notes have been condensed or omitted as permitted by those rules and regulations. The preparation of our condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes the accompanying financial statements contain all adjustments, which are of a normal recurring nature unless otherwise noted, necessary for a fair statement of the results for the interim periods presented. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Customer Contract Termination and Settlement
On May 23, 2016, the Company reached an agreement with Freeport-McMoRan Oil and Gas LLC (“FMOG”) and its parent company, Freeport-McMoRan Inc. (“FCX”) in connection with the drilling contract for the drillship Rowan Relentless (“FMOG Agreement”), which was scheduled to terminate in June 2017. The FMOG Agreement provided that the drilling contract be terminated immediately, and that FCX pay the Company $215 million to settle outstanding receivables and early termination of the contract, of which $85 million was received through June 30, 2016 and the remaining $130 million was received in the third quarter 2016. In addition, the Company may also receive two additional contingent payments from FCX, payable on September 30, 2017, of $10 million and $20 million depending on the average price of West Texas Intermediate (“WTI”) crude oil over a 12-month period beginning June 30, 2016. The $10 million payment will be due if the average price over the period is greater than $50 per barrel and the additional $20 million payment will be due if the average price over the period is greater than $65 per barrel (“FMOG Provision”) (See Note 6). The Company warm-stacked the Rowan Relentless in order to reduce costs. During the quarter ended June 30, 2016, the Company recognized $173.2 million in revenue for the Rowan Relentless, including $130.9 million for the cancelled contract value, $6.2 million for the fair value of the derivative associated with the FMOG Provision (See Note 6), $5.6 million for previously deferred revenue related to the contract, and $30.5 million for operations through May 22, 2016.
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
Customer Contract Amendment
On September 15, 2016, the Company amended its contract with Cobalt International Energy, L.P. (“Cobalt”), for the drillship Rowan Reliance, which was scheduled to conclude on February 1, 2018. The amendment provides that the Company will receive cash settlement payments totaling $95.9 million, that the drillship remains at its current day rate of approximately $582,000 and that the drilling contract may be terminated as early as March 31, 2017. The Company received cash payments of $45.0 million on September 15, 2016 and $31.3 million on October 3, 2016, and expects to receive a final cash payment of $19.6 million on or

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

before March 31, 2017. In addition, if Cobalt continues its operations with the Rowan Reliance after March 31, 2017, the day rate will be reduced to approximately $262,000 per day for the remaining operating days through February 1, 2018 (subject to further adjustment thereafter). Cobalt International Energy, Inc., the parent of Cobalt, also committed to use the Company as its exclusive provider of comparable drilling services for a period of five years. As the Company has the obligation and intent to have the drillship or a substitute available through the pre-amended contract scheduled end date, in certain circumstances, the $95.9 million settlement was recorded as a deferred revenue liability. As of September 30, 2016, $57.5 million and $38.4 million of the deferred revenue liability is classified as current and noncurrent, respectively, and is included in Deferred Revenue, and Other Liabilities, respectively, in the Condensed Consolidated Balance Sheet. Amortization of deferred revenue will begin on April 1, 2017 and extend no further than the pre-amended contract scheduled end date.
New Accounting Pronouncements
Revenue Recognition – In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which sets forth a global standard for revenue recognition and replaces most existing industry-specific guidance. We will be required to adopt the new standard in annual and interim periods beginning January 1, 2018. The amendments may be applied using a retrospective, modified retrospective or prospective with a cumulative catch-up approach. We are evaluating the standard and have not yet determined our implementation method upon adoption or what impact adoption will have on our financial statements.
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
Lease Accounting – In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires the balance sheet recognition of lease assets and lease liabilities by lessees for leases previously classified as operating leases under prior GAAP. We will be required to adopt the new standard in annual and interim periods beginning January 1, 2019. Lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including a number of optional practical expedients that entities may elect to apply. We are evaluating the standard and have not yet determined our implementation method upon adoption or what impact adoption will have on our consolidated financial statements.
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
Statement of Cash Flows - In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight cash flow classification issues with the objective of reducing differences in practice. We will be required to adopt the amendments in this ASU in annual and interim periods beginning January 1, 2018, with early adoption permitted. Adoption is required to be on a retrospective basis, unless impracticable for any of the amendments, in which case a prospective application is permitted. We are in the process of evaluating the impact these amendments will have on our consolidated financial statements.
Income Taxes - In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. We will be required to adopt the amendments in this ASU in the annual and interim periods beginning January 1, 2018, with early adoption permitted at the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

available for issuance. The application of the amendments will require the use of a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are evaluating the standard and the impact it will have on our consolidated financial statements.
Note 2 – Earnings Per Share
The following table sets forth a reconciliation of basic and diluted shares (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Average common shares outstanding	125.4	124.8	125.3	124.5
Effect of dilutive securities - share-based compensation	1.3	—	1.1	—
Average shares for diluted computations	126.7	124.8	126.4	124.5
Share options, share appreciation rights and restricted share units granted under share-based compensation plans are anti-dilutive and excluded from diluted earnings per share when the hypothetical number of shares that could be repurchased under the treasury stock method exceeds the number of shares that can be exercised, or when the Company reports a net loss from continuing operations. Anti-dilutive shares, which could potentially dilute earnings per share in the future, are set forth below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Share options and appreciation rights	1.6	1.3	1.7	1.4
Restricted share units	0.7	1.2	1.3	1.7
Total potentially dilutive shares	2.3	2.5	3.0	3.1
Note 3 – Pension and Other Postretirement Benefits
The Company provides defined-benefit pension, health care and life insurance benefits upon retirement for certain full-time employees.
Net periodic pension cost recognized during the periods included the following components (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost	$4.6	$4.3	$12.2	$12.7
Interest cost	6.7	8.0	19.7	23.8
Expected return on plan assets	(9.9)	(10.6)	(29.7)	(31.5)
Amortization of net loss	5.6	6.4	15.8	19.1
Amortization of prior service credit	(1.2)	(1.1)	(3.7)	(3.4)
Total net pension cost	$5.8	$7.0	$14.3	$20.7

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other postretirement benefit cost recognized during the periods included the following components (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost	$—	$0.3	$0.2	$1.0
Interest cost	0.4	0.7	1.4	2.1
Amortization of net loss	0.2	—	0.2	—
Amortization of prior service credit	(2.9)	—	(3.1)	—
Total other postretirement benefit cost	$(2.3)	$1.0	$(1.3)	$3.1
On August 10, 2016, the Company communicated changes to the participants of its postretirement benefits plan that was previously frozen to new entrants in 2008. Based on these changes, effective as of January 1, 2017, eligible participants will now receive a health reimbursement account that provides a fixed dollar benefit per year. The impact of these changes to the plan and related, as of August 10, 2016, are presented in the table below (in millions):

	Liability increase (decrease)	Accumulated other comprehensive income (loss)	Deferred tax liability increase (decrease)
Plan change benefit	$(39.9)	$25.9	$14.0
Remeasurement loss	5.2	(3.4)	(1.8)
Actuarial loss	5.2	(3.3)	(1.9)
Total	$(29.5)	$19.2	$10.3
The Company records unrealized gains and losses related to net periodic pension and other postretirement benefit cost net of estimated taxes in Accumulated other comprehensive income (loss). The Company has a valuation allowance against its net U.S. deferred tax asset that is not expected to be realized. A portion of this valuation allowance is related to deferred tax benefits or expense as recorded in Accumulated other comprehensive income (loss).
During the nine months ended September 30, 2016, the Company contributed $22.7 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $8.2 million for the remainder of 2016.
Note 4 – Commitments and Contingent Liabilities
Uncertain tax positions – We have been advised by the U.S. Internal Revenue Service of proposed unfavorable tax adjustments of $85 million including applicable penalties for the open tax years 2009 through 2012. The unfavorable tax adjustments primarily related to the following items: 2009 tax benefits recognized as a result of applying the facts of a third-party tax case that provided favorable tax treatment for certain foreign contracts entered into in prior years to the Company’s situation; transfer pricing; and domestic production activity deduction. We have submitted a formal protest in response to these unfavorable proposed tax adjustments. In years subsequent to 2012, we have similar positions that could be subject to adjustments for the open years. We have provided for amounts that we believe will be ultimately payable under the proposed adjustments and intend to vigorously defend our positions; however, if we determine the provisions for these matters to be inadequate due to new information or we are required to pay a significant amount of additional U.S. taxes and applicable penalties and interest in excess of amounts that have been provided for these matters, our consolidated results of operations and cash flows could be materially and adversely affected.
The gross unrecognized tax benefits excluding penalties and interest are $119 million and $65 million as of September 30, 2016 and December 31, 2015, respectively. The increase to gross unrecognized tax benefits was primarily due to tax positions taken of $7 million related to current year-to-date anticipated transfer pricing positions and $42 million related to prior year U.S. interest deductions. Reversal of net unrecognized tax benefits excluding penalties and interest would impact our tax by $66 million.
It is reasonable that the existing liabilities for the unrecognized tax benefits may increase or decrease over the next 12 months as a result of audit closures and statute expirations, however, the ultimate timing of the resolution and/or closure of audits is highly uncertain.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Letters of credit – We periodically employ letters of credit in the normal course of our business, and had outstanding letters of credit of approximately $9.5 million at September 30, 2016.
Pending or threatened litigation – We are involved in various legal proceedings incidental to our business and are vigorously defending our position in all such matters. Although the outcome of such proceedings cannot be predicted with certainty, we do not expect resolution of these matters to have a material effect on our financial position, results of operations or cash flows.
Note 5 – Share-Based Compensation
On February 25, 2016, the Company granted restricted share units (“RSUs”) to employees for annual incentive awards pursuant to our long-term incentive plan with a grant-date fair value aggregating $19.3 million. The awards vest ratably over three years except to the extent they may vest earlier under our retirement policy. The aggregate grant-date fair value, net of estimated forfeitures, was $18.2 million, which will be recognized as compensation expense over a weighted-average period of 2.6 years from the grant date.
Additionally, on February 25, 2016, the Company granted to certain members of management performance units (“P-Units”) that have a target value of $100 per unit. The amount ultimately earned with respect to the P-Units will depend on the Company’s total shareholder return (“TSR”) relative to a group of peer companies over a three-year period ending December 31, 2018, and could range from zero to $200 per unit depending on performance. Twenty-five percent of the P-Units’ value is determined by the Company’s relative TSR ranking for each one-year period ended December 31, 2016, 2017, and 2018, respectively, and 25% of the P-Units’ value is determined by the relative TSR ranking for the three-year period ending December 31, 2018. The P-Units cliff vest on the third anniversary following the grant date. Settlement may be in cash or shares at the Board's discretion.
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
Estimated liabilities for P-Units as of September 30, 2016, included $9.8 million and $10.6 million classified as current and noncurrent, respectively, compared to $7.6 million and $11.4 million, respectively, at December 31, 2015. Current and noncurrent estimated P-Unit liabilities are included in Accrued Liabilities, and Other Liabilities, respectively, in the Condensed Consolidated Balance Sheets.
At September 30, 2016, estimated unrecognized share-based compensation totaled approximately $36.9 million, which is expected to be recognized as compensation expense over a remaining weighted-average period of 1.7 years.
Note 6 – Derivatives
The Company determined that the FMOG Provision of the FMOG Agreement is a freestanding financial instrument and that it met the criteria of a derivative instrument (“Contingent Payment Derivative”). The Contingent Payment Derivative was initially recorded to revenue at a fair value of $6.2 million on May 23, 2016, and will be revalued at each reporting date with changes in the fair value reported as non-operating income or expense. The fair value of the Contingent Payment Derivative was determined using a Monte Carlo simulation (See Note 7).
The following table provides the fair value of the Company’s derivative as reflected in the Condensed Consolidated Balance Sheet (in millions):

Fair value
Balance sheet classification	September 30, 2016
Derivative:
Contingent Payment Derivative
Prepaid expenses and other current assets	$4.2

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides the revaluation effect of the Company’s derivative on the Condensed Consolidated Statements of Operations (in millions):

		Amount of gain (loss) recognized in income (loss)
Derivative	Classification of gain (loss) recognized in income (loss)	Three months ended September 30, 2016	Nine months ended September 30, 2016
Contingent Payment Derivative	Other - net	$(2.2)	$(2.0)
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
Derivative
The fair value of the Contingent Payment Derivative (Level 3) was estimated using a Monte Carlo simulation model, which calculates the probabilities of the daily closing WTI spot price exceeding the $50 price target and the $65 price target (“Price Targets”), respectively, on a daily averaging basis during the 12-month payment measurement period ending on June 30, 2017. The probabilities are applied to the payout at each Price Target to calculate the probability-weighted expected payout. The following are the significant inputs used in the valuation of the Contingent Payment Derivative: the WTI Spot Price on the valuation date, the expected volatility, and the risk-free interest rate, and the slope of the WTI forward curve, which were $47.48, 37.5%, 0.765% and 5.5% at May 23, 2016, respectively and $48.24, 34.85%, 0.589%, and 9.25% at September 30, 2016, respectively. The expected volatility was estimated from the implied volatility rates of WTI Crude Futures. The risk-free rate was based on yields of U.S. Treasury securities commensurate with the remaining term of the Contingent Payment Derivative.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

		Estimated fair value measurements
	Fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
September 30, 2016:
Assets - cash equivalents	$1,022.8	$1,022.8	$—	$—
Derivative	4.2	—	—	4.2
Other assets	9.1	9.1	—	—

December 31, 2015:
Assets - cash equivalents	$465.4	$465.4	$—	$—
Other assets	13.5	13.5	—	—

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At September 30, 2016, the Company held a Contingent Payment Derivative in the amount of $4.2 million, which is classified as Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheet.
At September 30, 2016 and December 31, 2015, we held Egyptian pounds in the amount of $9.1 million and $13.5 million, respectively, which are classified as Other Assets on the Condensed Consolidated Balance Sheets. We ceased drilling operations in Egypt in 2014, and are currently working to obtain access to the funds for use outside Egypt to the extent they are not utilized. We can provide no assurance we will be able to convert or utilize such funds in the future.
Trade receivables and trade payables, which are required to be measured at fair value, have carrying values that approximate their fair values due to their short maturities.
Assets Measured at Fair Value on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis and whose carrying values were remeasured during the nine months ended September 30 are set forth below (in millions):

		Estimated fair value measurements
	Fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total gains (losses)
2016:
Property and equipment, net (1)	$9.3	$—	$—	$9.3	$(34.3)

2015:
Property and equipment, net (2)	$128.0	$—	$—	$128.0	$(329.8)

(1) This represents a non-recurring fair value measurement made at September 30, 2016 for five of our jack-up drilling units.
(2) This represents a non-recurring fair value measurement made at September 30, 2015 for ten of our jack-up drilling units.
During the quarter ended September 30, 2016, we conducted an impairment test of our assets and determined that the carrying values for five of our jack-up drilling units were not recoverable from their undiscounted cash flows and exceeded the rigs' estimated fair values measured under an income approach. As a result, we recognized a noncash impairment charge of $34.3 million which is included in Material Charges and Other Operating Items on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016.
During the quarter ended September 30, 2015, we conducted an impairment test of our assets and determined that the carrying values for ten of our jack-up drilling units were not recoverable from their undiscounted cash flows and exceeded the rigs' estimated fair values measured under an income approach. As a result, we recognized a noncash impairment charge of $329.8 million which is included in Material Charges and Other Operating Items on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015.
In each case, our estimate of fair value required us to use significant unobservable inputs, which are internally developed assumptions not observable in the market, including assumptions related to future demand for drilling services, estimated availability of rigs, and future day rates, among others.
Other Fair Value Measurements
Financial instruments not required to be measured at fair value consist of the Company’s publicly traded debt securities. Our publicly traded debt securities had a carrying value of $2.646 billion at September 30, 2016, and an estimated fair value at that date aggregating $2.223 billion, compared to a carrying and fair value of $2.692 billion and $2.072 billion, respectively, at December 31, 2015. Fair values of our publicly traded debt securities were provided by a broker who makes a market in such securities and were measured using a market-approach valuation technique, which is a Level 2 fair value measurement.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8 – Shareholders' Equity
Reclassifications from Accumulated Other Comprehensive Loss – The following table sets forth the significant amounts reclassified out of each component of accumulated other comprehensive loss and the effect on net income (loss) for the period (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Amounts recognized as a component of net periodic pension and other postretirement benefit cost:
Amortization of net loss	$(5.8)	$(6.5)	$(16.0)	$(19.1)
Amortization of prior service credit	4.3	1.2	6.8	3.4
Total before income taxes	(1.5)	(5.3)	(9.2)	(15.7)
Income tax benefit	0.5	1.9	3.2	5.5
Total reclassifications for the period, net of income taxes	$(1.0)	$(3.4)	$(6.0)	$(10.2)
The Company records unrealized gains and losses related to net periodic pension and other postretirement benefit cost net of estimated taxes in Accumulated other comprehensive income (loss). The Company has a valuation allowance against its net U.S. deferred tax asset that is not expected to be realized. A portion of this valuation allowance is related to deferred tax benefits or expense as recorded in Accumulated other comprehensive income (loss).
Note 9 – Other Financial Statement Disclosures
Accounts Receivable – The following table sets forth the components of receivables - trade and other (in millions):

	September 30, 2016	December 31, 2015
Trade	$426.9	$395.7
Income tax	6.6	4.5
Other	7.0	10.3
Total receivables - trade and other	$440.5	$410.5
Accrued Liabilities – The following table sets forth the components of accrued liabilities (in millions):

	September 30, 2016	December 31, 2015
Pension and other postretirement benefits	$14.0	$31.4
Compensation and related employee costs	61.1	73.6
Interest	34.2	44.3
Income taxes	37.6	23.9
Other	13.2	12.8
Total accrued liabilities	$160.1	$186.0

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-term Debt – Long-term debt consisted of the following (in millions):

	September 30, 2016	December 31, 2015
5% Senior Notes, due September 2017 ($357.7 million and $366.6 million principal amount, respectively; 5.2% effective rate)	$357.1	$365.5
7.875% Senior Notes, due August 2019 ($396.5 million and $435.5 million principal amount, respectively; 8.0% effective rate)	394.7	432.9
4.875% Senior Notes, due June 2022 ($700 million principal amount; 4.7% effective rate)	705.5	706.2
4.75% Senior Notes, due January 2024 ($400 million principal amount; 4.8% effective rate)	397.3	397.1
5.4% Senior Notes, due December 2042 ($400 million principal amount; 5.4% effective rate)	394.9	394.7
5.85% Senior Notes, due January 2044 ($400 million principal amount; 5.9% effective rate)	396.1	396.0
Total carrying value	2,645.6	2,692.4
Current portion	357.1	—
Carrying value, less current portion	$2,288.5	$2,692.4
In the first quarter of 2016, we paid $15.9 million in cash to retire $16.5 million aggregate principal amount of the 5% Senior Notes due 2017 and 7.875% Senior Notes due 2019, plus accrued interest, and recognized a $0.6 million gain on early extinguishment of debt.
Also during the first quarter of 2016, we repurchased an additional $21.4 million aggregate principal amount of the 5% and 7.875% Senior Notes, which settled in April 2016 and resulted in a $1.2 million gain on early extinguishment of debt in the second quarter of 2016.
In April 2016, we repurchased $10.0 million aggregate principal amount of the 7.875% Senior Notes which resulted in a $0.6 million gain on early extinguishment of debt in the second quarter of 2016.
Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $23.2 million and $36.5 million at September 30, 2016 and 2015, respectively. Interest capitalized in connection with rig construction projects totaled $16.2 million in the nine months ended September 30, 2015. We did not capitalize any interest for the three months ended September 30, 2015 and the three and nine months ended September 30, 2016.
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
We recognized tax benefits of $12.2 million and tax expense of $14.7 million for the three and nine months ended September 30, 2016, respectively, compared to tax expense of $25.9 million and $50.9 million for the comparable periods in 2015.
Our effective tax rate was 181.2% as a result of a tax benefit on a pre-tax loss and 4.1% as a result of tax expense on pre-tax income, respectively, for the three and nine months ended September 30, 2016, compared to (12.2)% as a result of tax expense on a pre-tax loss and 256.2% as a result of tax expense on pre-tax income, respectively, for the comparable prior-year periods ended September 30, 2015.
The decrease in tax expense of $38.1 million resulting in a tax benefit and the decrease in tax expense of $36.2 million for the three and nine month periods compared to the prior-year periods is primarily attributed to:

•	the prior-year period’s discrete tax expense for the establishment of a full valuation allowance on the U.S. deferred tax assets;

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

•
the current period discrete tax benefit for the decrease in the U.S. valuation allowance due to additional current earnings in other comprehensive income related to the change in our postretirement benefit plan;

•	a change in the geographic mix of earnings including a reduction of income in the high tax jurisdictions; and

•	a partial offset by the prior-year period’s discrete additional tax benefit for the U.S. -impaired assets.
The Company has not provided for deferred income taxes on undistributed earnings of its non-U.K. subsidiaries, including non-U.S. entities under Rowan Companies, Inc. (“RCI”). It is the Company’s policy and intention to permanently reinvest outside the U.S. the earnings of non-U.S. entities directly or indirectly owned by RCI. Generally, earnings of non-U.K. entities in which RCI does not have a direct or indirect ownership interest can be distributed to the Company without imposition of either U.K. or local country tax.
Material Charges and Other Operating Items – Material charges for the three and nine months ended September 30, 2016 include (i) non-cash asset impairment charges totaling $34.3 million on five jack-up drilling units (See Note 7) and (ii) a $1.4 million reversal of an estimated liability for settlement of a withholding tax matter during a tax amnesty period which was related to a legal settlement for a 2014 termination of a contract for refurbishment work on the Rowan Gorilla III, as noted below in the 2015 periods. Payment of such withholding taxes during the tax amnesty period resulted in the waiver of applicable penalties and interest.
Material charges for the three and nine months ended September 30, 2015 includes (i) non-cash asset impairment charges totaling $329.8 million on ten jack-up drilling units (See Note 7) and (ii) adjustments of $2.6 million and $7.6 million, respectively, to an estimated liability for the 2014 contract termination in connection with refurbishment work on the Rowan Gorilla III. A settlement agreement for this matter was signed during the third quarter of 2015.
Note 10 – Segment Information
We operate in two principal operating segments – deepwater, which consists of our drillship operations, and jack-ups. Both segments provide one service – contract drilling. The Company evaluates performance primarily based on income from operations.
Depreciation and amortization and selling, general and administrative expenses related to our corporate function and other administrative offices have not been allocated to our operating segments for purposes of measuring segment operating income and are included in “Unallocated costs and other.” “Other operating items” consists of non-cash impairment charges, and gains and losses on equipment sales and litigation and related.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information for the three and nine months ended September 30, 2016 and 2015 is set forth below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Deepwater:
Revenues	$135.1	$220.9	$699.0	$529.7
Operating expenses:
Direct operating costs (excluding items below)	52.4	77.8	175.4	207.3
Depreciation and amortization	28.8	27.6	86.0	66.4
Selling, general and administrative	—	—	—	—
Other operating items	0.1	—	0.4	—
Income from operations	$53.8	$115.5	$437.2	$256.0

Jack-ups:
Revenues	$244.3	$324.5	$792.4	$1,071.5
Operating expenses:
Direct operating costs (excluding items below)	133.6	169.8	422.9	550.0
Depreciation and amortization	71.5	73.2	211.0	213.2
Selling, general and administrative	—	—	—	—
Other operating items	33.6	333.5	37.3	338.5
Income (loss) from operations	$5.6	$(252.0)	$121.2	(30.2)

Unallocated costs and other:
Revenues	$—	$—	$—	$—
Operating expenses:
Direct operating costs (excluding items below)	—	—	—	—
Depreciation and amortization	1.9	3.3	4.2	9.6
Selling, general and administrative	23.5	29.7	76.5	88.4
Other operating items	0.4	1.1	0.5	0.9
Loss from operations	$(25.8)	$(34.1)	$(81.2)	$(98.9)

Consolidated:
Revenues	$379.4	$545.4	$1,491.4	$1,601.2
Operating expenses:
Direct operating costs (excluding items below)	186.0	247.6	598.3	757.3
Depreciation and amortization	102.2	104.1	301.2	289.2
Selling, general and administrative	23.5	29.7	76.5	88.4
Other operating items	34.1	334.6	38.2	339.4
Income (loss) from operations	$33.6	$(170.6)	$477.2	$126.9

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
Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
September 30, 2016
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$5.1	$359.8	$672.6	$—	$1,037.5
Receivables - trade and other	—	1.3	439.2	—	440.5
Prepaid expenses and other current assets	0.5	18.4	9.7	—	28.6
Total current assets	5.6	379.5	1,121.5	—	1,506.6

Property and equipment - gross	—	616.5	8,473.9	—	9,090.4
Less accumulated depreciation and amortization	—	264.6	1,682.5	—	1,947.1
Property and equipment - net	—	351.9	6,791.4	—	7,143.3

Investments in subsidiaries	5,155.9	6,186.8	—	(11,342.7)	—
Due from affiliates	0.7	578.9	58.2	(637.8)	—
Other assets	—	4.8	10.3	—	15.1
	$5,162.2	$7,501.9	$7,981.4	$(11,980.5)	$8,665.0

CURRENT LIABILITIES:
Current portion of long-term debt	$—	$357.1	$—	$—	$357.1
Accounts payable - trade	0.6	18.9	62.7	—	82.2
Deferred revenues	—	—	78.4	—	78.4
Accrued liabilities	0.3	90.1	69.7	—	160.1
Total current liabilities	0.9	466.1	210.8	—	677.8

Long-term debt, less current portion	—	2,288.5	—	—	2,288.5
Due to affiliates	0.1	59.1	578.6	(637.8)	—
Other liabilities	4.0	277.2	75.5	—	356.7
Deferred income taxes - net	—	540.3	144.0	(499.5)	184.8
Shareholders' equity	5,157.2	3,870.7	6,972.5	(10,843.2)	5,157.2
	$5,162.2	$7,501.9	$7,981.4	$(11,980.5)	$8,665.0

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2015
(In millions)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$17.3	$9.5	$457.4	$—	$484.2
Receivables - trade and other	0.1	1.4	409.0	—	410.5
Prepaid expenses and other current assets	0.4	19.3	6.9	—	26.6
Total current assets	17.8	30.2	873.3	—	921.3

Property and equipment - gross	—	592.8	8,475.3	—	9,068.1
Less accumulated depreciation and amortization	—	242.7	1,419.6	—	1,662.3
Property and equipment - net	—	350.1	7,055.7	—	7,405.8

Investments in subsidiaries	4,763.3	6,028.2	—	(10,791.5)	—
Due from affiliates	0.6	1,218.2	55.8	(1,274.6)	—
Other assets	—	5.0	15.2	—	20.2
	$4,781.7	$7,631.7	$8,000.0	$(12,066.1)	$8,347.3

CURRENT LIABILITIES:
Accounts payable - trade	$1.0	$19.1	$89.5	$—	$109.6
Deferred revenues	—	—	33.1	—	33.1
Accrued liabilities	0.7	119.4	65.9	—	186.0
Total current liabilities	1.7	138.5	188.5	—	328.7

Long-term debt, less current portion	—	2,692.4	—	—	2,692.4
Due to affiliates	2.9	55.8	1,215.9	(1,274.6)	—
Other liabilities	4.6	304.7	48.6	—	357.9
Deferred income taxes - net	—	522.9	150.8	(477.9)	195.8
Shareholders' equity	4,772.5	3,917.4	6,396.2	(10,313.6)	4,772.5
	$4,781.7	$7,631.7	$8,000.0	$(12,066.1)	$8,347.3

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Three months ended September 30, 2016
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUES	$—	$5.4	$378.5	$(4.5)	$379.4

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	(2.0)	191.3	(3.3)	186.0
Depreciation and amortization	—	5.3	96.7	0.2	102.2
Selling, general and administrative	5.7	—	19.2	(1.4)	23.5
Loss on disposals of property and equipment	—	0.5	0.7	—	1.2
Material charges and other operating items	—	—	32.9	—	32.9
Total costs and expenses	5.7	3.8	340.8	(4.5)	345.8

INCOME (LOSS) FROM OPERATIONS	(5.7)	1.6	37.7	—	33.6

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(39.4)	(0.6)	0.6	(39.4)
Interest income	—	1.0	0.8	(0.6)	1.2
Other - net	5.4	(5.4)	(2.1)	—	(2.1)
Total other income (expense), net	5.4	(43.8)	(1.9)	—	(40.3)

INCOME (LOSS) BEFORE INCOME TAXES	(0.3)	(42.2)	35.8	—	(6.7)
Benefit for income taxes	—	(2.9)	(5.2)	(4.1)	(12.2)
Equity in earnings of subsidiaries, net of tax	5.8	(158.1)	—	152.3	—

NET INCOME (LOSS)	$5.5	$(197.4)	$41.0	$156.4	$5.5

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Three months ended September 30, 2015
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUES	$—	$15.9	$543.5	$(14.0)	$545.4

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	1.0	259.4	(12.8)	247.6
Depreciation and amortization	—	6.8	97.2	0.1	104.1
Selling, general and administrative	5.5	(1.8)	27.3	(1.3)	29.7
Loss on disposals of property and equipment	—	0.5	1.8	—	2.3
Material charges and other operating items	—	—	332.3	—	332.3
Total costs and expenses	5.5	6.5	718.0	(14.0)	716.0

INCOME (LOSS) FROM OPERATIONS	(5.5)	9.4	(174.5)	—	(170.6)

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(41.3)	(14.0)	14.0	(41.3)
Interest income	0.6	13.1	0.5	(14.0)	0.2
Other - net	5.6	(5.7)	(1.7)	—	(1.8)
Total other income (expense), net	6.2	(33.9)	(15.2)	—	(42.9)

INCOME (LOSS) BEFORE INCOME TAXES	0.7	(24.5)	(189.7)	—	(213.5)
Provision (benefit) for income taxes	—	24.8	(11.8)	12.9	25.9
Equity in earnings of subsidiaries, net of tax	(240.1)	(182.1)	—	422.2	—

NET LOSS	$(239.4)	$(231.4)	$(177.9)	$409.3	$(239.4)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Nine months ended September 30, 2016
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUES	$—	$41.3	$1,488.0	$(37.9)	$1,491.4

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	5.2	627.0	(33.9)	598.3
Depreciation and amortization	—	14.0	286.5	0.7	301.2
Selling, general and administrative	19.5	—	61.7	(4.7)	76.5
Loss on disposals of property and equipment	—	0.6	4.7	—	5.3
Material charges and other operating items	—	—	32.9	—	32.9
Total costs and expenses	19.5	19.8	1,012.8	(37.9)	1,014.2

INCOME (LOSS) FROM OPERATIONS	(19.5)	21.5	475.2	—	477.2

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(116.6)	(3.7)	3.7	(116.6)
Interest income	—	4.2	1.6	(3.7)	2.1
Gain on extinguishment of debt	—	2.4	—	—	2.4
Other - net	15.8	(15.8)	(5.4)	—	(5.4)
Total other income (expense), net	15.8	(125.8)	(7.5)	—	(117.5)

INCOME (LOSS) BEFORE INCOME TAXES	(3.7)	(104.3)	467.7	—	359.7
Provision for income taxes	—	19.3	17.3	(21.9)	14.7
Equity in earnings of subsidiaries, net of tax	348.7	30.8	—	(379.5)	—

NET INCOME (LOSS)	$345.0	$(92.8)	$450.4	$(357.6)	$345.0

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Nine months ended September 30, 2015
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUES	$—	$49.2	$1,600.0	$(48.0)	$1,601.2

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	5.8	796.0	(44.5)	757.3
Depreciation and amortization	—	14.8	273.6	0.8	289.2
Selling, general and administrative	16.7	0.3	75.7	(4.3)	88.4
Loss on disposals of property and equipment	—	0.5	1.6	—	2.1
Material charges and other operating items	—	—	337.3	—	337.3
Total costs and expenses	16.7	21.4	1,484.2	(48.0)	1,474.3

INCOME (LOSS) FROM OPERATIONS	(16.7)	27.8	115.8	—	126.9

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(104.9)	(20.5)	20.5	(104.9)
Interest income	0.8	19.7	0.8	(20.5)	0.8
Other - net	16.8	(16.8)	(2.9)	—	(2.9)
Total other income (expense), net	17.6	(102.0)	(22.6)	—	(107.0)

INCOME (LOSS) BEFORE INCOME TAXES	0.9	(74.2)	93.2	—	19.9
Provision for income taxes	—	27.2	30.5	(6.8)	50.9
Equity in earnings of subsidiaries, net of tax	(31.9)	(158.6)	—	190.5	—

NET INCOME (LOSS)	$(31.0)	$(260.0)	$62.7	$197.3	$(31.0)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income (Loss)
Three months ended September 30, 2016
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME (LOSS)	$5.5	$(197.4)	$41.0	$156.4	$5.5

OTHER COMPREHENSIVE INCOME:
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income, net of income taxes	19.2	19.2	—	(19.2)	19.2
Net reclassification adjustments for amount recognized in net income (loss) as a component of net periodic benefit cost, net of income taxes	1.0	1.0	—	(1.0)	1.0

	20.2	20.2	—	(20.2)	20.2

COMPREHENSIVE INCOME (LOSS)	$25.7	$(177.2)	$41.0	$136.2	$25.7

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income (Loss)
Three months ended September 30, 2015
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET LOSS	$(239.4)	$(231.4)	$(177.9)	$409.3	$(239.4)

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustments for amount recognized in net loss as a component of net periodic benefit cost, net of income taxes	3.4	3.4	—	(3.4)	3.4

COMPREHENSIVE LOSS	$(236.0)	$(228.0)	$(177.9)	$405.9	$(236.0)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income (Loss)
Nine months ended September 30, 2016
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME (LOSS)	$345.0	$(92.8)	$450.4	$(357.6)	$345.0

OTHER COMPREHENSIVE INCOME:
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income, net of income taxes	19.2	19.2	—	(19.2)	19.2
Net reclassification adjustments for amount recognized in net income (loss) as a component of net periodic benefit cost, net of income taxes	6.0	6.0	—	(6.0)	6.0

	25.2	25.2	—	(25.2)	25.2

COMPREHENSIVE INCOME (LOSS)	$370.2	$(67.6)	$450.4	$(382.8)	$370.2

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income (Loss)
Nine months ended September 30, 2015
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME (LOSS)	$(31.0)	$(260.0)	$62.7	$197.3	$(31.0)

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustments for amount recognized in net income (loss) as a component of net periodic benefit cost, net of income taxes	10.2	10.2	—	(10.2)	10.2

COMPREHENSIVE INCOME (LOSS)	$(20.8)	$(249.8)	$62.7	$187.1	$(20.8)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2016
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(9.2)	$(27.8)	$804.1	$(78.5)	$688.6

INVESTING ACTIVITIES:
Capital expenditures	—	(31.2)	(57.3)	—	(88.5)
Proceeds from disposals of property and equipment	—	0.4	0.7	—	1.1
Collections on subsidiary notes receivables	—	580.8	—	(580.8)	—
Investments in consolidated subsidiaries	(0.2)	(204.6)	—	204.8	—

Net cash provided by (used in) investing activities	(0.2)	345.4	(56.6)	(376.0)	(87.4)

FINANCING ACTIVITIES:
Advances (to) from affiliates	(2.8)	80.6	(76.6)	(1.2)	—
Contributions from parent/issuer	—	—	204.8	(204.8)	—
Reductions of long-term debt	—	(47.9)	(580.8)	580.8	(47.9)
Dividends paid	—	—	(79.7)	79.7	—

Net cash provided by (used in) financing activities	(2.8)	32.7	(532.3)	454.5	(47.9)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12.2)	350.3	215.2	—	553.3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17.3	9.5	457.4	—	484.2

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5.1	$359.8	$672.6	$—	$1,037.5

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2015
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(3.7)	$22.6	$687.5	$(47.5)	$658.9

INVESTING ACTIVITIES:
Capital expenditures	—	(14.8)	(660.0)	—	(674.8)
Proceeds from disposals of property and equipment	—	2.8	2.3	—	5.1
Advances on subsidiary notes receivables	—	(481.3)	—	481.3	—
Collections on subsidiary notes receivables	7.0	434.2	—	(441.2)	—
Investments in consolidated subsidiaries	—	(36.7)	—	36.7	—

Net cash provided by (used in) investing activities	7.0	(95.8)	(657.7)	76.8	(669.7)

FINANCING ACTIVITIES:
Advances (to) from affiliates	(10.5)	42.8	(30.8)	(1.5)	—
Contributions from issuer	—	—	36.7	(36.7)	—
Proceeds from borrowings	—	220.0	481.3	(481.3)	220.0
Reductions of long-term debt	—	(220.0)	(441.2)	441.2	(220.0)
Dividends paid	(37.9)	—	(49.0)	49.0	(37.9)

Net cash provided by (used in) financing activities	(48.4)	42.8	(3.0)	(29.3)	(37.9)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(45.1)	(30.4)	26.8	—	(48.7)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45.9	48.6	244.7	—	339.2

CASH AND CASH EQUIVALENTS, END OF PERIOD	$0.8	$18.2	$271.5	$—	$290.5

ROWAN COMPANIES PLC AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016, included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2015. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report, as may be updated or supplemented in our subsequent Quarterly Reports. See “Forward-Looking Statements.”
OVERVIEW
Rowan plc is a global provider of offshore contract drilling services to the international oil and gas industry, with a focus on high-specification and premium jack-up rigs and ultra-deepwater drillships. Our fleet currently consists of 31 mobile offshore drilling units, including 27 self-elevating jack-up rigs and four ultra-deepwater drillships. Our fleet operates worldwide, including the United States Gulf of Mexico (“US GOM”), the United Kingdom (“U.K.”) and Norwegian sectors of the North Sea, the Middle East and Trinidad.
As of October 18, 2016, the date of our most recent Fleet Status Report, three of our four drillships were under contract in the US GOM. Additionally, we had four jack-up rigs under contract in the North Sea, nine under contract in the Middle East, three under contract in Trinidad and one under contract in the US GOM. We had an additional seven marketed jack-up rigs, three cold-stacked jack-up rigs and one marketed drillship without a contract.
We contract our drilling rigs, related equipment and work crews primarily on a “day rate” basis. Under day rate contracts, we generally receive a fixed amount per day for each day we are performing drilling or related services. In addition, our customers may pay all or a portion of the cost of moving our equipment and personnel to and from the well site. Contracts can range in duration from one month to multiple years.
Customer Contract Termination and Settlement
On May 23, 2016, we reached an agreement with Freeport-McMoRan Oil and Gas LLC (“FMOG”) and its parent company, Freeport-McMoRan Inc. (“FCX”) in connection with the drilling contract for the drillship Rowan Relentless (“FMOG Agreement”), which was scheduled to terminate in June 2017. The FMOG Agreement provided that the drilling contract be terminated immediately, and that FCX pay us $215 million to settle outstanding receivables and early termination of the contract, of which $85 million was received through June 30, 2016 and the remaining $130 million was received in the third quarter 2016. In addition, we may also receive two additional contingent payments from FCX, payable on September 30, 2017, of $10 million and $20 million depending on the average price of West Texas Intermediate (“WTI”) crude oil over a 12-month period beginning June 30, 2016. The $10 million payment will be due if the average price over the period is greater than $50 per barrel and the additional $20 million payment will be due if the average price over the period is greater than $65 per barrel (“FMOG Provision”). We warm-stacked the Rowan Relentless in order to reduce costs. During the quarter ended June 30, 2016, we recognized $173.2 million in revenue for the Rowan Relentless, including $130.9 million for the cancelled contract value, $6.2 million for the fair value of the derivative associated with the FMOG Provision, $5.6 million for previously deferred revenue related to the contract and $30.5 million for operations through May 22, 2016.
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
Customer Contract Amendment
On September 15, 2016, we amended our contract with Cobalt International Energy, L.P. (“Cobalt”), for the drillship Rowan Reliance, which was scheduled to conclude on February 1, 2018. The amendment provides that we will receive cash settlement payments totaling $95.9 million, that the drillship remains at its current day rate of approximately $582,000 and that the drilling contract may be terminated as early as March 31, 2017. We received cash payments of $45.0 million on September 15, 2016 and $31.3 million on October 3, 2016, and expect to receive a final cash payment of $19.6 million on or before March 31, 2017. In addition, if Cobalt continues its operations with the Rowan Reliance after March 31, 2017, the day rate will be reduced to approximately $262,000 per day for the remaining operating days through February 1, 2018 (subject to further adjustment thereafter). Cobalt International Energy, Inc., the parent of Cobalt, also committed to use us as their exclusive provider of comparable drilling services for a period of five years. As we have the obligation and intent to have the drillship or a substitute available through the pre-amended contract scheduled end date, in certain circumstances, the $95.9 million settlement was recorded as a deferred revenue liability. As of September 30, 2016, $57.5 million and $38.4 million of the deferred revenue liability is classified as current and noncurrent, respectively, and is included in Deferred Revenue, and Other Liabilities, respectively, in the Condensed Consolidated Balance Sheet. Amortization of deferred revenue will begin on April 1, 2017 and extend no further than the pre-amended contract scheduled end date.
CURRENT BUSINESS ENVIRONMENT
The business environment for offshore drillers continues to be challenging as operators' capital expenditures have declined dramatically over the past two years. The resulting cancellation or postponement of drilling programs have resulted in significantly reduced demand for offshore drilling services globally. Additionally, the 227 new jack-ups and 158 new floaters that have been delivered since the beginning of the current newbuild cycle in early 2006, have exacerbated the situation. The rate of drilling contract terminations and expirations has continued to outpace new contract awards, resulting in reduced rig utilization and downward pressure on day rates. We expect this dynamic to continue well into 2017. Contractors have responded by stacking certain idle equipment and deferring newbuild deliveries, however, the jack-up and floater markets remain oversupplied.
Further, as of October 17, 2016, there were 107 additional jack-up rigs on order or under construction worldwide for delivery through 2020 (relative to approximately 293 jack-up rigs currently on contract), and 63 floaters on order or under construction worldwide for delivery through 2020 (relative to approximately 148 floater rigs currently on contract). Only eight jack-ups and 31 floaters currently on order or under construction have contracts secured for their future delivery dates. We expect several of these rigs may eventually be cancelled and many others will likely continue to be deferred until a recovery in demand is visible.
In response to market conditions, we have reduced day rates on certain drilling contracts, some in exchange for extended contract duration, sold or have under contract to sell four of our oldest jack-ups, cold-stacked three of our older jack-ups (one of which is under contract to sell), and have warm stacked seven of our jack-ups and one of our ultra-deepwater drillships. We have agreed to one termination of an ultra-deepwater drillship contract and agreed to reduce the duration of another contract in exchange for certain upfront payments. Similarly, we have had two early terminations of jack-up rig contracts in recent months. Though in each case we have received or expect to receive a substantial portion of the backlog, these terminations add to the number of rigs available for work over the near term, likely increasing idle time in our fleet.
Given the current supply and demand dynamics and in the absence of a sustained recovery in commodity prices, we expect the business environment to continue to deteriorate into 2017 and remain relatively challenging over the intermediate term. These market conditions have increased our risk of customer defaults, restructurings or insolvency which may prompt further renegotiations or terminations of our drilling contracts.
However, we believe that we are strategically well-positioned given our strong and stable financial condition, current backlog of $2.2 billion as of October 18, 2016, solid operational reputation, and modern fleet of high-specification jack-ups and state-of-the-art ultra-deepwater drillships. While challenging market conditions persist, we continue to focus on operating and cost efficiencies which could include cold-stacking or retiring additional drilling rigs, layoffs or other cost cutting initiatives.

RESULTS OF OPERATIONS
The following table presents certain key performance indicators by rig classification:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues (in millions):
Deepwater	$135.2	$215.9	$696.5	$514.0
Jack-ups	239.6	317.6	777.2	1,051.4
Subtotal - Day rate revenues	374.8	533.5	1,473.7	1,565.4
Other revenues(1)	4.6	11.9	17.7	35.8
Total revenues	$379.4	$545.4	$1,491.4	$1,601.2

Revenue-producing days:
Deepwater	276	353	962	830
Jack-ups	1,509	1,921	4,610	6,094
Total revenue-producing days	1,785	2,275	5,572	6,924

Available days: (2)
Deepwater	368	368	1,096	895
Jack-ups	2,208	2,412	6,576	7,308
Total available days	2,576	2,780	7,672	8,203

Average day rate (in thousands): (3)
Deepwater (4)	$490.0	$610.9	$575.5	$619.4
Jack-ups	$158.8	$165.3	$168.6	$172.5
Total fleet (4)	$210.1	$234.5	$238.9	$226.1

Utilization: (5)
Deepwater	75%	96%	88%	93%
Jack-ups	68%	80%	70%	83%
Total fleet	69%	82%	73%	84%

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

(4) Average day rate for the nine months ended September 30, 2016 includes operating days for the Rowan Relentless up to the contract termination which was 143 days for the nine months ended September 30, 2016.

(5) Utilization is the number of revenue-producing days, including fractional days, divided by the number of available days.

Three months ended September 30, 2016 compared to three months ended September 30, 2015
A summary of our consolidated results of operations follows (in millions):

	Three months ended September 30,
	2016	2015	Change	% Change
Deepwater:
Revenues	$135.1	$220.9	$(85.8)	(39)%
Operating expenses:
Direct operating costs (excluding items below)	52.4	77.8	(25.4)	(33)%
Depreciation and amortization	28.8	27.6	1.2	4%
Selling, general and administrative	—	—	—	n/m
Other operating items	0.1	—	0.1	n/m
Income from operations	$53.8	$115.5	$(61.7)	(53)%

Jack-ups:
Revenues	$244.3	$324.5	$(80.2)	(25)%
Operating expenses:
Direct operating costs (excluding items below)	133.6	169.8	(36.2)	(21)%
Depreciation and amortization	71.5	73.2	(1.7)	(2)%
Selling, general and administrative	—	—	—	n/m
Other operating items	33.6	333.5	(299.9)	n/m
Income (loss) from operations	$5.6	$(252.0)	$257.6	n/m

Unallocated costs and other:
Revenues	$—	$—	$—	n/m
Operating expenses:
Direct operating costs (excluding items below)	—	—	—	n/m
Depreciation and amortization	1.9	3.3	(1.4)	(42)%
Selling, general and administrative	23.5	29.7	(6.2)	(21)%
Other operating items	0.4	1.1	(0.7)	n/m
Loss from operations	$(25.8)	$(34.1)	$8.3	(24)%

Total company:
Revenues	$379.4	$545.4	$(166.0)	(30)%
Direct operating costs (excluding items below)	186.0	247.6	(61.6)	(25)%
Depreciation and amortization	102.2	104.1	(1.9)	(2)%
Selling, general and administrative	23.5	29.7	(6.2)	(21)%
Other operating items	34.1	334.6	(300.5)	n/m
Income (loss) from operations	33.6	(170.6)	204.2	n/m
Other (expense), net	(40.3)	(42.9)	2.6	(6)%
Loss before income taxes	(6.7)	(213.5)	206.8	(97)%
Provision (benefit) for income taxes	(12.2)	25.9	(38.1)	n/m
Net income (loss)	$5.5	$(239.4)	$244.9	n/m

“n/m” means not meaningful.

Revenues
Consolidated. The decrease in consolidated revenue is described below.
Deepwater. An analysis of the net changes in revenues for the three months ended September 30, 2016, compared to three months ended September 30, 2015, are set forth below (in millions):

Decrease
Lower drillship utilization	$(47.3)
Lower drillship day rates	(33.3)
Lower reimbursable revenues	(5.2)
Decrease	$(85.8)
Jack-ups. An analysis of the net changes in revenues for the three months ended September 30, 2016, compared to three months ended September 30, 2015, are set forth below (in millions):

Increase (decrease)
Lower jack-up utilization	$(68.3)
Lower jack-up day rates	(9.8)
Lower reimbursable revenues	(2.3)
Higher other revenue	0.2
Net decrease	$(80.2)
Direct operating costs
Consolidated. The decrease in consolidated direct operating costs is described below.
Deepwater. An analysis of the net changes in direct operating costs for the three months ended September 30, 2016, compared to three months ended September 30, 2015, are set forth below (in millions):

Decrease
Decrease due to idle drillship	$(7.4)
Reduction in drillship direct operating expense	(6.0)
Lower reimbursable costs	(5.2)
Reduction in shore base costs and other	(6.8)
Decrease	$(25.4)
Jack-ups. An analysis of the net changes in direct operating costs for the three months ended September 30, 2016, compared to three months ended September 30, 2015, are set forth below (in millions):

Increase (decrease)
Decrease due to idle or cold-stacked rigs	$(34.8)
Reduction in shore base costs and other	(3.5)
Lower reimbursable costs	(2.3)
Increase in jack-up direct operating expense	4.4
Net decrease	$(36.2)
Selling, general and administrative
Selling, general and administrative expenses for the third quarter of 2016 decreased largely due to lower personnel costs. In addition, professional fees and information technology expenses decreased in the three months ended September 30, 2016 as compared to the same period in 2015.

Other operating items
Material charges for the three months ended September 30, 2016, included a $34.3 million noncash impairment charge to reduce the carrying values of five of our jack-up drilling units, partially offset by a $1.4 million reversal of an estimated liability for settlement of a withholding tax matter during a tax amnesty period which was related to a legal settlement for a 2014 termination of a contract for refurbishment work on the Rowan Gorilla III, as noted below in the 2015 period. Payment of such withholding taxes during the tax amnesty period resulted in the waiver of applicable penalties and interest.
Material charges for the three months ended September 30, 2015, included a $329.8 million noncash impairment charge to reduce the carrying values of ten of our jack-up drilling units and a $2.6 million adjustment to an estimated liability for the 2014 termination of a contract in connection with refurbishment work on the Rowan Gorilla III. A settlement agreement for this matter was signed during the third quarter of 2015.
Losses on disposals of property and equipment decreased $1.1 million in the third quarter of 2016 as compared to the same period in 2015.
Other expense, net
The decrease in Other expense, net, is primarily related to a reduction in interest expense due to our debt retirements in late 2015 and early 2016.
Provision (benefit) for income taxes
We recognized tax benefits of $12.2 million for the three months ended September 30, 2016, compared to tax expense of $25.9 million for the comparable period in 2015.
The decrease in tax expense of $38.1 million resulting in a tax benefit for the three month period compared to the prior-year period is primarily attributed to:

•	the prior-year period’s discrete tax expense for the establishment of a full valuation allowance on the U.S. deferred tax assets;

•
the current period discrete tax benefit for the decrease in the U.S. valuation allowance due to additional current earnings in other comprehensive income related to the change in our postretirement benefit plan;

•	a change in the geographic mix of earnings including a reduction of income in the high tax jurisdictions; and

•	a partial offset by the prior-year period’s discrete additional tax benefit for the U.S. -impaired assets.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
A summary of our consolidated results of operations follows (in millions):

	Nine months ended September 30,
	2016	2015	Change	% Change
Deepwater:
Revenues	$699.0	$529.7	$169.3	32%
Operating expenses:
Direct operating costs (excluding items below)	175.4	207.3	(31.9)	(15)%
Depreciation and amortization	86.0	66.4	19.6	30%
Selling, general and administrative	—	—	—	n/m
Other operating items	0.4	—	0.4	n/m
Income from operations	$437.2	$256.0	$181.2	71%

Jack-ups:
Revenues	$792.4	$1,071.5	$(279.1)	(26)%
Operating expenses:
Direct operating costs (excluding items below)	422.9	550.0	(127.1)	(23)%
Depreciation and amortization	211.0	213.2	(2.2)	(1)%
Selling, general and administrative	—	—	—	n/m
Other operating items	37.3	338.5	(301.2)	n/m
Income (loss) from operations	$121.2	$(30.2)	$151.4	n/m

Unallocated costs and other:
Revenues	$—	$—	$—	n/m
Operating expenses:
Direct operating costs (excluding items below)	—	—	—	n/m
Depreciation and amortization	4.2	9.6	(5.4)	(56)%
Selling, general and administrative	76.5	88.4	(11.9)	(13)%
Other operating items	0.5	0.9	(0.4)	n/m
Loss from operations	$(81.2)	$(98.9)	$17.7	(18)%

Total company:
Revenues	$1,491.4	$1,601.2	$(109.8)	(7)%
Direct operating costs (excluding items below)	598.3	757.3	(159.0)	(21)%
Depreciation and amortization	301.2	289.2	12.0	4%
Selling, general and administrative	76.5	88.4	(11.9)	(13)%
Other operating items	38.2	339.4	(301.2)	n/m
Income from operations	477.2	126.9	350.3	276%
Other (expense), net	(117.5)	(107.0)	(10.5)	10%
Income before income taxes	359.7	19.9	339.8	n/m
Provision for income taxes	14.7	50.9	(36.2)	(71)%
Net income (loss)	$345.0	$(31.0)	$376.0	n/m

“n/m” means not meaningful.

Revenues
Consolidated. The decrease in consolidated revenue is described below.
Deepwater. An analysis of the net changes in revenues for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, are set forth below (in millions):

Increase (decrease)
Contract Termination for Rowan Relentless and related items	$142.7
Addition of the Rowan Reliance and Rowan Relentless in February and June of 2015, respectively, net of idle time in the current period	77.0
Higher drillship utilization	2.5
Lower drillship average day rates	(39.7)
Lower reimbursable revenues	(13.2)
Net increase	$169.3
Jack-ups. An analysis of the net changes in revenues for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, are set forth below (in millions):

Increase (Decrease)
Lower jack-up utilization	$(254.6)
Lower jack-up average day rates	(18.9)
Lower reimbursable revenues	(6.7)
Impact of jack-up sold in 2015	(0.7)
Higher other revenue	1.8
Net decrease	$(279.1)
Direct operating costs
Consolidated. The decrease in consolidated direct operating costs is described below.
Deepwater. An analysis of the net changes in direct operating costs for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, are set forth below (in millions):

Increase (decrease)
Addition of the Rowan Reliance and Rowan Relentless	$19.7
Reduction in drillship direct operating expense	(23.0)
Lower reimbursable costs	(13.2)
Decrease due to idle drillship	(7.4)
Reduction in shore base costs and other	(8.0)
Net decrease	$(31.9)

Jack-ups. An analysis of the net changes in direct operating costs for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, are set forth below (in millions):

Decrease
Decrease due to idle or cold-stacked rigs	$(84.9)
Reduction in jack-up direct operating expense	(17.3)
Reduction in shore base costs and other	(18.2)
Lower reimbursable costs	(6.7)
Decrease	$(127.1)
Depreciation and amortization
Depreciation and amortization for the nine months ended September 30, 2016 increased largely due to the addition of the Rowan Reliance and Rowan Relentless in 2015.
Selling, general and administrative
Selling, general and administrative expenses for the nine months ended September 30, 2016 decreased largely due to lower personnel costs. In addition, professional fees and information technology expenses decreased in the nine months ended September 30, 2016 as compared to the same period in 2015.
Other operating items
Material charges for the nine months ended September 30, 2016 included a $34.3 million noncash impairment charge to reduce the carrying values of five of our jack-up drilling units, partially offset by a $1.4 million reversal of an estimated liability for settlement of a withholding tax matter during a tax amnesty period which was related to a legal settlement for a 2014 termination of a contract for refurbishment work on the Rowan Gorilla III, as noted below in the 2015 period. Payment of such withholding taxes during the tax amnesty period resulted in the waiver of applicable penalties and interest.
Material charges for the nine months ended September 30, 2015 included a $329.8 million noncash impairment charge to reduce the carrying values of ten of our jack-up drilling units and a $7.6 million adjustment to an estimated liability for the 2014 termination of a contract for refurbishment work on the Rowan Gorilla III. A settlement agreement for this matter was signed during the third quarter of 2015.
Losses on disposals of property and equipment increased $3.2 million in the nine months ended September 30, 2016 as compared to the same period in 2015.
Other expense, net
The increase in Other expense, net, is primarily due to $16.2 million of interest capitalization in the nine months ended September 30, 2015. There was no interest capitalization in the nine months ended September 30, 2016 as the drillship construction program was completed in 2015. Partially offsetting this increase, our debt retirements in late 2015 and early 2016 resulted in a reduction in interest expense in the nine months ended September 30, 2016. Additionally, we recognized a gain of $2.4 million on the early extinguishment of debt in the nine months ended September 30, 2016.
Provision for income taxes
We recognized tax expense of $14.7 million for the nine months ended September 30, 2016, compared to tax expense of $50.9 million for the comparable period in 2015.
The decrease in the tax expense of $36.2 million for the nine month period compared to the prior-year period is primarily attributed to:

•	the prior-year period’s discrete tax expense for the establishment of a full valuation allowance on the U.S. deferred tax assets;

•
the current period discrete tax benefit for the decrease in the U.S. valuation allowance due to additional current earnings in other comprehensive income related to the change in our postretirement benefit plan;

•	a change in the geographic mix of earnings including a reduction of income in the high tax jurisdictions; and

•	a partial offset by the prior-year period’s additional tax benefit for the U.S. -impaired assets.

Rig Utilization
The following table sets forth an analysis of time that our rigs were idle or out-of-service as a percentage of available days (which excludes cold-stacked rigs) and time that our rigs experience operational downtime and are off-rate as a percentage of revenue-producing days:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Deepwater:
Idle	25.0%	—	12.0%	—
Out-of-service	—	—	0.2%	—
Operational downtime	—	4.0%	0.1%	7.2%

Jack-up:
Idle	26.5%	15.5%	24.2%	12.1%
Out-of-service	4.1%	4.0%	4.7%	3.4%
Operational downtime	1.5%	1.0%	1.4%	1.3%
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
LIQUIDITY AND CAPITAL RESOURCES
A comparison of key balance sheet amounts and ratios follows (dollars in millions):

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$1,037.5	$484.2
Current assets	$1,506.6	$921.3
Current liabilities	$677.8	$328.7
Current ratio	2.22	2.80
Current portion of long-term debt	$357.1	$—
Long-term debt, less current portion	$2,288.5	$2,692.4
Shareholders' equity	$5,157.2	$4,772.5
Debt-to-capitalization ratio	34%	36%

Sources and uses of cash and cash equivalents were as follows (in millions):

	Nine months ended September 30,
	2016	2015
Net cash provided by operating activities	$688.6	$658.9
Capital expenditures	(88.5)	(674.8)
Net borrowings (reductions) of debt	(47.9)	—
Payment of cash dividends	—	(37.9)
Proceeds from disposals of property and equipment	1.1	5.1
Total net source (use)	$553.3	$(48.7)
Operating Cash Flows
Cash flows from operations increased to approximately $689 million in 2016 from $659 million in the comparable prior-year period primarily due to the impact of settlement collections from McMoRan and Cobalt, partially offset by an increase in payments related to accounts payable, a decrease in cash receipts from accounts receivable as well as lower activity.
We have not provided deferred income taxes on undistributed earnings of its non-U.K. subsidiaries, including RCI's non-U.S. subsidiaries. It is our policy and intention to permanently reinvest earnings of non-U.S. subsidiaries of RCI outside the U.S. Generally, earnings of non-U.K. subsidiaries in which RCI does not have a direct or indirect ownership interest can be distributed to the Company without imposition of either U.K. or local country tax.
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
At September 30, 2016, RCI’s non-U.S. subsidiaries held approximately $280 million of the $1,038 million of consolidated cash and cash equivalents. Management believes the Company has significant net assets, liquidity, contract backlog and/or other financial resources available to meet its operational and capital investment requirements and otherwise allow the Company to continue to maintain its policy of reinvesting such undistributed earnings outside the U.K. and U.S. indefinitely.
Backlog
Our backlog by geographic area as of the date of our most recent Fleet Status Report is presented below (in millions):

	October 18, 2016
	Jack-ups	Deepwater	Total
US GOM	$5.4	$673.0	$678.4
Middle East	1,087.5	—	1,087.5
North Sea	275.9	—	275.9
Central and South America	118.1	—	118.1
Total backlog	$1,486.9	$673.0	$2,159.9

We estimate our backlog will be realized as follows (in millions):

	October 18, 2016
	Jack-ups	Deepwater	Total
2016	$165.8	$105.9	$271.7
2017	673.4	404.6	1,078.0
2018	298.6	162.5	461.1
2019	65.0	—	65.0
2020 and later years	284.1	—	284.1
Total backlog	$1,486.9	$673.0	$2,159.9
Our contract backlog represents remaining contractual terms and may not reflect actual revenue due to renegotiations or factors such as rig downtime, estimated contract durations, customer concessions or contract cancellations.
About 61% of our remaining available rig days in 2016 and 49% of available rig days in 2017 were under contract or commitment as of October 18, 2016, excluding cold-stacked rigs. As of that date, we had three jack-ups that were cold-stacked, and seven jack-ups and one drillship that were available.
Since 2014, we have recognized asset impairment charges on several of our jack-up drilling units as a result of the decline in market conditions and the expectation of future demand and day rates. If market conditions deteriorate further, we could be required to recognize additional impairment charges in future periods.
Investing Activities
Capital expenditures for the nine months ended September 30, 2016, totaled $88.5 million and included the following:
•$55.6 million for improvements to the existing fleet, including contractually required modifications; and
•$32.9 million for rig equipment and other.
We currently estimate our 2016 capital expenditures to range from approximately $125-$130 million, primarily for fleet maintenance, rig equipment, spares and other. This amount excludes any contractual modifications that may arise due to our securing additional work.
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
Financing Activities
During the nine months ended September 30, 2016, we paid $45.8 million in cash to retire $47.9 million aggregate principal amount of the 5% Notes due 2017 and 7.875% Notes due 2019, plus accrued interest, and recognized a $2.4 million gain on early extinguishment of debt.
As of September 30, 2016, we had $2.7 billion principal amount of outstanding long-term debt consisting of $357.7 million principal amount of 5% Senior Notes due September 2017; $396.5 million principal amount of 7.875% Senior Notes due 2019; $700.0 million principal amount of 4.875% Senior Notes due 2022; $400.0 million aggregate principal amount of 4.75% Senior Notes due 2024; $400.0 million principal amount of 5.4% Senior Notes due 2042; and $400.0 million aggregate principal amount of 5.85% Senior Notes due 2044 (together, the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed on a senior and unsecured basis by Rowan plc.
Interest payments on the Senior Notes are currently approximately $150 million annually, after giving effect to the repurchases made to date. No principal payments are required until each series’ final maturity date, although we may make additional repurchases depending on market prices and the availability of cash. Management believes that cash flows from operating activities, existing cash balances, and amounts available under the revolving credit facility will be sufficient to satisfy the Company’s cash requirements for the following twelve months.

Restrictive provisions in the Company’s bank credit facility agreement limit consolidated debt to 60% of book capitalization. Our consolidated debt to total capitalization ratio at September 30, 2016 was 34%.
Other provisions of our debt agreements limit the ability of the Company to create liens that secure debt, engage in sale and leaseback transactions, merge or consolidate with another company and, in the event of noncompliance, restrict investment activities and asset purchases and sales, among other things. The Company was in compliance with its debt covenants at September 30, 2016, and expects to remain in compliance over the following twelve months.
Letters of credit
We periodically employ letters of credit in the normal course of our business, and had outstanding letters of credit of approximately $9.5 million at September 30, 2016.
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
We recorded asset impairments, other postretirement benefit plan changes and changes to unrecognized tax benefits during the three and nine months ended September 30, 2016 (See Notes 3, 4, 7 and 9 of the “Notes to Unaudited Condensed Consolidated Financial Statements” in Item 1 of PART I of this Quarterly Report). Other than these items, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates were based during the three and nine months ended September 30, 2016.
Recent Accounting Pronouncements
See Note 1 of the “Notes to Unaudited Condensed Consolidated Financial Statements” in Item 1 of PART I of this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk – Our outstanding debt at September 30, 2016, consisted entirely of fixed-rate debt with a carrying value of $2.646 billion and a weighted-average annual interest rate of 5.6%. Due to the fixed-rate nature of our debt, management believes the risk of loss due to changes in market interest rates is not material.
Currency exchange rate risk – A substantial majority of our revenues are received in U.S. dollars, which is our functional currency. However, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. In the past, we have entered into spot purchases or short-term derivative transactions, such as forward exchange contracts, with one-month durations. We did not enter into such transactions for the purpose of speculation, trading or investing in the market and we believe that our use of forward exchange contracts has not exposed us to material credit risk or other material market risk. Although our risk policy allows us to enter into such forward exchange contracts, we do not currently anticipate entering into such transactions in the future and had no such contracts outstanding as of September 30, 2016.
Commodity price risk – Fluctuating commodity prices affect our future earnings materially to the extent that they influence demand for our products and services.

Fair Value Derivative Asset – At September 30, 2016, the fair value of the Contingent Payment Derivative was $4.2 million. We estimate the fair value of this instrument using Monte Carlo simulation which takes into account a variety of factors including the Price Targets, the WTI Spot price, the expected volatility, the risk-free interest rate, the slope of the WTI forward curve, and the remaining contractual term of the FMOG Provision. We are required to revalue this asset each quarter. We believe that the assumptions that have the greatest impact on the determination of fair value is the WTI Spot Price on the valuation date and the expected volatility. The following table illustrates the potential effect on the fair value of the derivative asset at September 30, 2016 from changes in the assumptions made which would lower the fair value (in millions):

Decrease in Asset Value
10% decrease in WTI spot price	$2.2
10% decrease in expected volatility	$0.2
Item 4. Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.
There have been no changes to our internal controls over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings
There were no new material legal proceedings filed during the quarter, nor any material developments to proceedings reported in prior periods.
Item 1A.  Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. Security holders and potential investors in our securities should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, in addition to other information in such annual report and in our subsequent Quarterly Reports on Form 10-Q. These risk factors are important factors that could cause our actual results to differ materially from those currently anticipated or expected.
A further decline in the market for contract drilling services could result in additional asset impairment charges.
We recognized asset impairment charges on our jack-up drilling units aggregating approximately $566 million in 2014, $330 million in 2015, and $34 million during the nine months ended September 30, 2016, or approximately 7%, 4% and 0.5%, respectively, of our fixed asset carrying values. Prolonged periods of low utilization and day rates, the cold-stacking of idle assets, or the sale of assets below their then carrying value could result in the recognition of additional impairment charges on our drilling units if future cash flow estimates, based upon information available to management at the time, indicate that their carrying value may not be recoverable. See "Impairment of Long-Lived Assets" in Note 2 of the "Notes to Consolidated Financial Statements" in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 and "Assets Measured at Fair Value on a Nonrecurring Basis" in Note 7 of the “Notes to Unaudited Condensed Consolidated Financial Statements” in Item 1 of PART I of this Quarterly Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information with respect to acquisitions of our shares for the third quarter of 2016:

Month ended	Total number of shares acquired (1)	Average price paid per share [1]	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
Balance forward				$—
July 31, 2016	1,390	$16.95	—	—
August 31, 2016	2,247	14.43	—	—
September 30, 2016	808	12.72	—	—
Total	4,445	$14.91	—

(1) The total number of shares acquired reflects shares acquired from employees by an affiliated employee benefit trust (EBT) upon forfeiture of nonvested awards or in satisfaction of tax withholding requirements. The price paid for shares acquired as a result of forfeitures is the par value of $0.125 per share. The price paid for shares acquired in satisfaction of withholding taxes is the share price on the date of the transaction. In February 2015, we issued 1.1 million shares to the EBT, which shares were acquired at a price equal to the par value of $0.125 per share. There were no shares repurchased under any share repurchase program during the third quarter of 2016.

(2) The ability to make share repurchases is subject to the discretion of the Board of Directors and the limitations set forth in the Companies Act, which generally provide that share repurchases may only be made out of distributable reserves. In addition, U.K. law also generally prohibits a company from repurchasing its own shares through “off market purchases” without the prior approval of shareholders, which approval is valid for a maximum period of five years. Prior to and in connection with the redomestication, we obtained approval to purchase our own shares. To effect such repurchases, we entered into a purchase agreement with a specified dealer in July 2012, pursuant to which we may purchase up to a maximum of 50,000,000 shares over a five-year period, subject to an annual cap of 10% of the shares outstanding at the beginning of each applicable year. Subject to Board approval, share repurchases may be commenced or suspended from time to time without prior notice and, in accordance with the shareholder approval and U.K. law, any shares repurchased by us will be cancelled. This authority to repurchase shares terminates in April 2017 unless otherwise reapproved by our shareholders prior to that time. U.K. law prohibits us from conducting “on market purchases” because our shares are not traded on a recognized investment exchange in the U.K.

Item 6.  Exhibits
The following is a list of exhibits filed with this Form 10-Q:

10.1**	Retention Bonus Letter for T. Fred Brooks, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 11, 2016 (File No. 1-5491).
10.2
Nomination and Support Agreement between Rowan Companies plc and Blue Harbour Group LP and Blue Barbour Holdings, LLC, dated August 22, 2016, incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on August 23, 2016 (File No. 1-5491).

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
** Compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROWAN COMPANIES PLC
(Registrant)

Date: November 1, 2016	/s/ STEPHEN M. BUTZ
Stephen M. Butz
Executive Vice President and
Chief Financial Officer

Date: November 1, 2016	/s/ DENNIS S. BALDWIN
Dennis S. Baldwin
Chief Accounting Officer