Form 10-Q
period 2017-06-30
ROWAN COMPANIES PLC
filed 2017-08-02
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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

The number of Class A ordinary shares, $0.125 par value, outstanding at Wednesday, July 26, 2017, was 126,240,966, which excludes 1,875,769 shares held by an affiliated employee benefit trust.

ROWAN COMPANIES PLC

FORWARD-LOOKING STATEMENTS
Statements contained in this report, including in the documents incorporated by reference herein, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will," "forecast," "potential," "outlook," "scheduled," "predict," "will be," "will continue," "will likely result," and similar words and specifically include statements regarding expected financial and operating performance; dividend payments; share repurchases or repayment of debt; business strategies; expected utilization, day rates, revenues, operating expenses, contract terms, contract backlog and fleet status; contract termination; benefits of our joint venture with Saudi Arabian Oil Company ("Saudi Aramco"); capital expenditures; tax rates and positions; impairments; insurance coverages; access to financing and funding sources, including borrowings under our credit facility; the availability, delivery, mobilization, contract commencement, relocation or other movement of rigs and the timing thereof; construction, enhancement, upgrade or repair and costs and timing thereof; the suitability of rigs for future contracts; general market, business and industry conditions, trends and outlook; rig demand; rig supply; future operations; the impact of regulatory requirements; divestiture of selected assets; expense management; the likely outcome of legal proceedings; the impact of competition and consolidation in the industry; the timing of acquisitions, dispositions and other business transactions; customer financial position; and commodity prices. Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

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

•
our ability to realize the expected benefits and start up timing of our joint venture with Saudi Aramco, our ability to fund any related capital contributions, and increased risks of concentrated operations in the Middle East;

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

•
governmental action and political and economic uncertainties, including uncertainty or instability resulting from civil unrest, military or political demonstrations, acts of war, strikes, terrorism, piracy or outbreak or escalation of hostilities or other crises which may result in expropriation, nationalization, confiscation, damage or deprivation of assets, extended business interruptions, suspended operations, or suspension and/or termination of contracts and payment disputes based on force majeure events;

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

•
economic volatility and political, legal and tax uncertainties following the vote in the United Kingdom ("U.K.") to exit the European Union ("Brexit") and any subsequent referendum in Scotland to seek independence from the U.K.;

•	other important factors described from time to time in the reports filed by us with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange.
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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
REVENUES	$320.2	$611.8	$694.5	$1,112.0

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	167.5	207.5	337.5	412.3
Depreciation and amortization	101.5	100.1	200.6	199.0
Selling, general and administrative	22.0	26.1	46.0	53.0
Loss on disposals of property and equipment	3.1	1.9	6.5	4.1
Total costs and expenses	294.1	335.6	590.6	668.4

INCOME FROM OPERATIONS	26.1	276.2	103.9	443.6

OTHER INCOME (EXPENSE):
Interest expense	(38.9)	(38.3)	(78.5)	(77.2)
Interest income	3.2	0.5	5.2	0.9
Gain on extinguishment of debt	2.4	1.8	2.2	2.4
Other - net	(0.1)	(0.7)	(0.1)	(3.3)
Total other (expense), net	(33.4)	(36.7)	(71.2)	(77.2)

INCOME (LOSS) BEFORE INCOME TAXES	(7.3)	239.5	32.7	366.4
Provision for income taxes	21.4	22.8	51.1	26.9

NET INCOME (LOSS)	$(28.7)	$216.7	$(18.4)	$339.5

NET INCOME (LOSS) PER SHARE - BASIC	$(0.23)	$1.73	$(0.15)	$2.71

NET INCOME (LOSS) PER SHARE - DILUTED	$(0.23)	$1.72	$(0.15)	$2.70

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
NET INCOME (LOSS)	$(28.7)	$216.7	$(18.4)	$339.5

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustment for amounts recognized in net income (loss) as a component of net periodic benefit cost, net of income tax expense of $0.5 and $1.4 for the three months ended June 30, 2017 and 2016, and $1.0 and $2.7 for the six months ended June 30, 2017 and 2016, respectively (see Notes 3 and 8).	0.8	2.5	1.7	5.0

COMPREHENSIVE INCOME (LOSS)	$(27.9)	$219.2	$(16.7)	$344.5
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,145.2	$1,255.5
Receivables - trade and other	310.1	301.3
Prepaid expenses and other current assets	29.5	23.5
Total current assets	1,484.8	1,580.3

PROPERTY AND EQUIPMENT:
Drilling equipment	8,979.1	8,965.3
Other property and equipment	139.9	135.5
Property and equipment - gross	9,119.0	9,100.8
Less accumulated depreciation and amortization	2,217.7	2,040.8
Property and equipment - net	6,901.3	7,060.0
Investment in unconsolidated subsidiary	25.0	—

Other assets	45.0	35.3
	$8,456.1	$8,675.6

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$—	$126.8
Accounts payable - trade	87.8	94.3
Deferred revenues	74.5	103.9
Accrued liabilities	134.9	158.8
Total current liabilities	297.2	483.8

Long-term debt, less current portion	2,516.6	2,553.4
Other liabilities	309.8	338.8
Deferred income taxes - net	22.4	185.7
Commitments and contingent liabilities (Note 4)

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value, 128.1 and 128.0 shares issued, respectively; and 126.2 and 125.5 shares outstanding, respectively	16.0	16.0
Additional paid-in capital	1,480.1	1,471.7
Retained earnings	4,018.6	3,830.4
Cost of 1.9 and 2.5 treasury shares, respectively	(9.3)	(7.2)
Accumulated other comprehensive loss	(195.3)	(197.0)
Total shareholders' equity	5,310.1	5,113.9
	$8,456.1	$8,675.6
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Shares outstanding	Class A ordinary shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance, January 1, 2016	124.8	$15.7	$1,458.5	$3,509.8	$(12.2)	$(199.3)	$4,772.5
Net shares issued (acquired) under share-based compensation plans	0.6	—	(9.3)	—	5.0	—	(4.3)
Share-based compensation	—	—	11.5	—	—	—	11.5
Excess tax benefit from share-based awards	—	—	2.6	—	—	—	2.6
Retirement benefit adjustments, net of taxes of $2.7	—	—	—	—	—	5.0	5.0
Net income	—	—	—	339.5	—	—	339.5
Balance, June 30, 2016	125.4	$15.7	$1,463.3	$3,849.3	$(7.2)	$(194.3)	$5,126.8

Balance, January 1, 2017	125.5	$16.0	$1,471.7	$3,830.4	$(7.2)	$(197.0)	$5,113.9
Net shares issued (acquired) under share-based compensation plans	0.7	—	(2.2)	—	(2.1)	—	(4.3)
Share-based compensation	—	—	10.6	—	—	—	10.6
Adoption of new accounting standard	—	—	—	206.6	—	—	206.6
Retirement benefit adjustments, net of taxes of $1.0	—	—	—	—	—	1.7	1.7
Net loss	—	—	—	(18.4)	—	—	(18.4)
Balance, June 30, 2017	126.2	$16.0	$1,480.1	$4,018.6	$(9.3)	$(195.3)	$5,310.1
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18.4)	$339.5
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	200.6	199.0
Deferred income taxes	36.4	(5.2)
Provision for pension and other postretirement benefits	5.1	9.5
Share-based compensation expense	12.2	17.5
Loss on disposals of property and equipment	6.5	4.1
Contingent payment derivative	0.1	(6.4)
Other	1.3	0.4
Changes in current assets and liabilities:
Receivables - trade and other	(15.2)	(139.9)
Prepaid expenses and other current assets	0.2	(3.8)
Accounts payable	1.1	11.2
Accrued income taxes	5.1	14.9
Other current liabilities	(17.7)	(18.0)
Other postretirement benefit claims paid	(1.8)	(4.9)
Contributions to pension plans	(12.0)	(8.2)
Deferred revenues	(39.9)	(9.4)
Net changes in other noncurrent assets and liabilities	(25.1)	(7.1)
Net cash provided by operating activities	138.5	393.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(57.3)	(64.4)
Investment in unconsolidated subsidiary	(25.0)	—
Proceeds from disposals of property and equipment	1.3	1.1
Net cash used in investing activities	(81.0)	(63.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reductions of long-term debt	(163.4)	(47.9)
Shares repurchased for tax withholdings on vesting of restricted share units	(4.4)	(4.8)
Net cash used in financing activities	(167.8)	(52.7)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(110.3)	277.2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,255.5	484.2
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,145.2	$761.4
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations and Basis of Presentation
Rowan Companies plc, a public limited company incorporated under the laws of England and Wales, is a global provider of offshore contract drilling services to the international oil and gas industry. Our fleet currently consists of 29 mobile offshore drilling units, including 25 self-elevating jack-up drilling units and four ultra-deepwater drillships. The Company contracts its drilling rigs, related equipment and work crews primarily on a day-rate basis in markets throughout the world, currently including the United States Gulf of Mexico ("US GOM"), the U.K. and Norwegian sectors of the North Sea, the Middle East and Trinidad.
The financial statements included in this Form 10-Q are presented in United States ("U.S.") dollars and include the accounts of Rowan Companies plc ("Rowan plc") and its direct and indirect subsidiaries. Unless the context otherwise requires, the terms "Rowan," "Company," "we," "us" and "our" are used to refer to Rowan plc and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
The financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and the applicable rules and regulations of the U.S. SEC. Certain information and notes have been condensed or omitted as permitted by those rules and regulations. The financial information included in this report is unaudited, but management believes the accompanying financial statements contain all adjustments, which are of a normal recurring nature unless otherwise noted, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The preparation of our condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Joint Venture
On November 21, 2016, Rowan and Saudi Aramco, through their subsidiaries, entered into a Shareholders’ Agreement to create a 50/50 joint venture (the "Shareholders' Agreement") to own, manage and operate offshore drilling units in Saudi Arabia. The new entity Saudi Aramco Rowan Offshore Drilling Company ("ARO Drilling" or "ARO") was formed in May 2017 with each of Rowan and Saudi Aramco contributing $25 million to be used for working capital needs. ARO is anticipated to commence operations in the third quarter of 2017. We account for Rowan's interest in the joint venture using the equity method of accounting. The entity is a variable interest entity; however, Rowan is not the primary beneficiary. Our judgment regarding the level of influence over this joint venture included considering key factors such as each Company's ownership interest, representation on the Board of Managers, ability to direct activities that most significantly impact the entity's economic performance, as well as the ability to influence policy-making decisions.
The Asset Contribution and Transfer Agreements that Rowan and Saudi Aramco entered into in connection with the Shareholders' Agreement provide that at commencement of operations, Rowan will contribute three rigs and its local shore based operations, and Saudi Aramco will contribute two rigs and cash to maintain equal equity ownership in ARO. Rowan will then contribute two more rigs in late 2018 when those rigs complete their current contracts, and Saudi Aramco will make a matching cash contribution at that time. At the various asset contribution dates, excess cash is expected to be distributed in equal parts to the shareholders. Rigs contributed will receive contracts for an aggregate 15 years, renewed and re-priced every three years, provided that the rigs meet the technical and operational requirements of Saudi Aramco.
Rowan rigs in Saudi Arabia not selected for contribution will be managed by ARO until the end of their current contracts pursuant to a management services agreement that provides for a management fee equal to a percentage of revenue to cover overhead costs. After the management period ends, such rigs may be selected for contribution, lease, or they will be required to relocate outside of the Kingdom of Saudi Arabia.
Each of Rowan and Saudi Aramco have agreed to take all steps necessary to ensure that ARO Drilling purchases at least 20 newbuild jack-up rigs ratably over 10 years once Aramco’s joint venture to manufacture rigs commences operations. The first rig is expected to be delivered as early as 2021. The partners intend that the newbuild jack-up rigs will be financed out of available cash from operations and/or funds available from third party debt financing. Saudi Aramco as a customer will provide drilling contracts to support ARO in the acquisition of the new rigs. If cash from operations or financing is not available to fund the cost of the newbuild

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

jack-up rig, each partner will be obligated to contribute funds to purchase such rigs, up to a maximum amount of $1.25 billion per partner in the aggregate for all 20 newbuild jack-up rigs.

New Accounting Pronouncements - Recently Adopted
Stock Compensation – In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-based Payment Accounting (Accounting Standards Codification ("ASC") 718), which simplifies several aspects of accounting for employee share-based payment awards, including the accounting for income taxes, withholding taxes and forfeitures, as well as classification on the statement of cash flows. The Company adopted this ASU as of January 1, 2017 and elected to account for forfeitures when they occur, on a modified retrospective basis. As required by this ASU, the Condensed Consolidated Statement of Cash Flows was retroactively adjusted for the six months ended June 30, 2016 to reclass $4.8 million from operating activities to financing activities related to shares repurchased for tax withholdings on vesting of restricted share units ("RSUs"). The Company prospectively adopted the provision of this ASU related to the classification of excess tax benefits on the statement of cash flows as an operating cash flow. The adoption did not have a material impact on our financial statements.
Income Taxes - In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (ASC 740): Intra-Entity Transfers of Assets Other than Inventory, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. As permitted under this ASU, the Company elected early adoption of this ASU as of January 1, 2017 and recorded a $206.6 million increase to retained earnings for the remaining unamortized deferred tax liability resulting from intra-entity transactions. The impact of the adoption of this ASU was a reduction in tax benefits of $4.0 million and $5.9 million, or a reduction per share of $0.03 and $0.05, for the three and six months ended June 30, 2017, respectively.
New Accounting Pronouncements - to be Adopted
Revenue Recognition – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (ASC 606), which sets forth a global standard for revenue recognition and replaces most existing industry-specific guidance. The Company will be required to adopt the new standard in annual and interim periods beginning January 1, 2018. ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will adopt ASC 606 effective January 1, 2018 concurrently with ASU No. 2016-02, Leases (ASC 842) as discussed below. The Company is currently evaluating the impact ASC 606 will have on our consolidated financial statements and to complete that evaluation, the Company has completed training on the ASU, formed an implementation team and is in the process of evaluating and documenting its drilling contracts with customers.
Lease Accounting – In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842): Amendments to the FASB ASC, which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity's leasing arrangements. Lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including a number of optional practical expedients that entities may elect to apply. ASC 842 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Under the updated accounting standards, the Company has preliminarily determined that our drilling contracts contain a lease component, and our adoption, therefore, will require that the Company separately recognize revenues associated with the lease and services components. Our adoption, and the ultimate effect on our consolidated financial statements, will be based on an evaluation of the contract-specific facts and circumstances, and such effect could result in differences in the timing of our revenue recognition relative to current accounting standards. Due to the interaction with the issued accounting standard on revenue recognition, the Company expects to adopt ASC 842 effective January 1, 2018 concurrently with ASC 606.
Our adoption will have an impact on how our consolidated balance sheets, statements of income, cash flows and disclosures contained in our notes to consolidated financial statements will be presented. The Company is currently evaluating the impact ASC 842 will have on our consolidated financial statements and to complete that evaluation, the Company has participated with the International Association of Drilling Contractors Accounting Sub-committee who met with the FASB in June to seek clarity in the guidance related to the application of the concept of in-substance fixed payments to a typical drilling contract. In addition, the Company has completed training on the ASU, formed an implementation team and is in the process of evaluating and documenting its drilling contracts with customers as well as lessee arrangements with vendors to address this ASU. For the adoption of ASC 842 as it applies to lessee arrangements, the Company is also evaluating its business processes. Based on our currently identified lease portfolio, we have estimated future minimum lease commitments of approximately $40 million with an estimated present value of approximately $30 million.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Instruments – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to US GAAP an impairment model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The Company will be required to adopt the amended guidance in annual and interim reports beginning January 1, 2020, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is in the process of evaluating the impact this amendment may have on our consolidated financial statements.
Statement of Cash Flows - In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (ASC 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight cash flow classification issues with the objective of reducing differences in practice. The Company will be required to adopt the amendments in this ASU in annual and interim periods beginning January 1, 2018, with early adoption permitted. Adoption is required to be on a retrospective basis, unless impracticable for any of the amendments, in which case a prospective application is permitted. The Company is in the process of evaluating the impact these amendments may have on our consolidated financial statements.
Business Combinations - In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (ASC 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company will be required to adopt the amendments in this ASU in annual and interim periods beginning January 1, 2018, with early adoption permitted. Adoption is required to be applied on a prospective basis on or after the effective date. The Company is in the process of evaluating the impact these amendments may have on our consolidated financial statements.

Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost - In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (ASC 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Entities will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement.  The ASU also allows only the service cost component to be eligible for capitalization. This ASU is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is in the process of evaluating the impact these amendments may have on our consolidated financial statements.

Stock Compensation (Scope of Modification) – In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (ASC 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. An entity will not have to account for the effects of a modification if all of the following are met: (1) The fair value of the modified award is the same as that of the original award immediately before the modification; (2) the vesting conditions of the modified award are the same as that of the original award immediately before the modification; and (3) the classification of the modified award as either an equity instrument or liability instrument is the same as that of the original award immediately before the modification. The Company will be required to adopt the amendments in this ASU in annual and interim periods beginning January 1, 2018, with early adoption permitted. Adoption is required to be applied on a prospective basis to an award modified on or after the adoption date. The Company is in the process of evaluating the impact these amendments may have on our consolidated financial statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 – Earnings Per Share
A reconciliation of shares for basic and diluted income per share is set forth below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Average common shares outstanding	126.3	125.4	126.0	125.2
Effect of dilutive securities - share-based compensation	—	0.9	—	0.7
Average shares for diluted computations	126.3	126.3	126.0	125.9
Share options, share appreciation rights, nonvested restricted stock, performance units ("P-Units") and RSUs granted under share-based compensation plans are anti-dilutive and excluded from diluted earnings per share when the hypothetical number of shares that could be repurchased under the treasury stock method exceeds the number of shares that can be exercised, or when the Company reports a net loss from continuing operations. Anti-dilutive shares, which could potentially dilute earnings per share in the future, are set forth below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Share options and appreciation rights	1.9	1.6	1.9	1.6
Nonvested restricted shares, P-Units and RSUs	4.9	0.7	4.6	1.9
Total potentially dilutive shares	6.8	2.3	6.5	3.5
Note 3 – Pension and Other Postretirement Benefits
The Company provides defined-benefit pension, health care and life insurance benefits upon retirement for certain full-time employees.
The components of net periodic pension cost were as follows (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service cost	$4.0	$3.8	$8.0	$7.6
Interest cost	6.4	6.5	12.7	13.0
Expected return on plan assets	(9.5)	(9.9)	(18.9)	(19.8)
Amortization of net loss	5.8	5.1	11.5	10.2
Amortization of prior service credit	(1.3)	(1.3)	(2.5)	(2.5)
Net periodic pension cost	$5.4	$4.2	$10.8	$8.5
The components of net periodic cost of other postretirement benefits were as follows (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service cost	$0.1	$0.1	$0.1	$0.2
Interest cost	0.3	0.5	0.5	1.0
Amortization of net loss	0.1	—	0.3	—
Amortization of prior service credit	(3.3)	(0.1)	(6.6)	(0.2)
Total other postretirement benefit cost	$(2.8)	$0.5	$(5.7)	$1.0

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the six months ended June 30, 2017, the Company contributed $13.8 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $19.0 million for the remainder of 2017.
Note 4 – Commitments and Contingent Liabilities
Uncertain tax positions – The Company has been advised by the U.S. Internal Revenue Service ("IRS") of proposed unfavorable tax adjustments of $85 million including applicable penalties for the open tax years 2009 through 2012. The unfavorable tax adjustments primarily related to the following items: 2009 tax benefits recognized as a result of applying the facts of a third-party tax case that provided favorable tax treatment for certain foreign contracts entered into in prior years to the Company’s situation; transfer pricing; and domestic production activity deduction. The Company has protested the proposed adjustment. However, the IRS does not agree with our protest and they have submitted the proposed unfavorable tax adjustments to be reviewed by the IRS Appeals group. In years subsequent to 2012, the Company has similar positions that could be subject to adjustments for the open years. The Company has provided for amounts that the Company believes will be ultimately payable under the proposed adjustments and intends to vigorously defend our positions; however, if the Company determines the provisions for these matters to be inadequate due to new information or the Company is required to pay a significant amount of additional U.S. taxes and applicable penalties and interest in excess of amounts that have been provided for these matters, our consolidated results of operations and cash flows could be materially and adversely affected.
The gross unrecognized tax benefits excluding penalties and interest are $114 million and $120 million as of June 30, 2017 and December 31, 2016, respectively. The decrease to gross unrecognized tax benefits was primarily due to the lapse in a statute of limitations and audit settlement offset by interest, penalties, foreign currency exchange revaluation and tax positions taken related to current year-to-date anticipated transfer pricing positions. If the June 30, 2017 net unrecognized tax benefits excluding penalties and interest were recognized, this would favorably impact our tax provision by $52 million.
It is reasonable that the existing liabilities for the unrecognized tax benefits may increase or decrease over the next 12 months as a result of audit closures and statute expirations, however, the ultimate timing of the resolution and/or closure of audits is highly uncertain.
Letters of credit – The Company periodically employs letters of credit in the normal course of our business, and had outstanding letters of credit of approximately $15.1 million at June 30, 2017, of which $5.1 million were issued under the Company's revolving credit facility which matures in January 2021 ("Revolving Credit Facility").
Joint venture funding obligations – If ARO has insufficient cash from operations or financing is not available to fund the cost of the newbuild jack-up rigs, Rowan will be obligated to contribute funds to purchase such rigs, up to a maximum amount of $1.25 billion for all 20 newbuild jack-up rigs (see Note 1).
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
Note 5 – Share-Based Compensation
On February 22, 2017, the Company granted RSUs to employees for annual incentive awards pursuant to our long-term incentive plan with a grant-date fair value aggregating $24.1 million which will be recognized as compensation expense over a weighted-average period of 2.7 years from the grant date. The awards vest ratably over three years except to the extent they may vest earlier under our retirement policy.
Additionally, on February 22, 2017, the Company granted to certain members of management P-Units that have a target value of $100 per unit. The amount ultimately earned is determined by the Company’s total shareholder return ("TSR") relative to a selected group of peer companies, as defined in the award agreement, over a three-year period ending December 31, 2019. The amount earned could range from zero to $200 per unit depending on performance. Twenty-five percent of the P-Units’ value is determined by the Company’s relative TSR ranking for each one-year period ended December 31, 2017, 2018, and 2019 and 25% of the P-Units’ value is determined by the relative TSR ranking for the three-year period ending December 31, 2019. P-Units cliff vest and payment is made, if any, on the third anniversary following the grant date. Any employee who terminates employment with the Company prior to the third anniversary for any reason other than retirement will not receive any payment with respect to P-Units

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

unless approved by the Compensation Committee of the Company (the "Compensation Committee"). Settlement of the P-Units granted may be in cash or shares, at the Compensation Committee's discretion.
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
Liabilities for estimated P-Unit obligations at June 30, 2017 for 2017 grants and prior, included $9.1 million and $6.7 million classified as current and noncurrent, respectively, compared to $10.9 million and $12.8 million, respectively, at December 31, 2016. Current and noncurrent estimated P-Unit liabilities are included in Accrued Liabilities, and Other Liabilities, respectively, in the Condensed Consolidated Balance Sheets.

At June 30, 2017, estimated unrecognized compensation cost related to nonvested share-based compensation arrangements totaled approximately $46.2 million, which is expected to be recognized as compensation expense over a remaining weighted-average period of 2.1 years.
Note 6 – Derivatives
On May 23, 2016, the Company reached an agreement with Freeport-McMoRan Oil and Gas LLC ("FMOG") and its parent company, Freeport-McMoRan Inc. ("FCX") in connection with the drilling contract for the drillship Rowan Relentless ("FMOG Agreement"), which was scheduled to terminate in June 2017. In connection with the FMOG Agreement, the Company signed rights to receive two additional contingent payments from FCX, payable on September 30, 2017, of $10 million and $20 million depending on the average price of West Texas Intermediate ("WTI") crude oil over a 12-month period beginning June 30, 2016. The $10 million payment and the $20 million payment would have been due if the average price over the period was greater than $50 per barrel and $65 per barrel, respectively ("FMOG Provision"). In January 2017, the Company and FCX settled the $10 million contingent payment provision with a $6.0 million payment received by the Company.
The Company determined that the FMOG Provision of the FMOG Agreement was a freestanding financial instrument and that it met the criteria of a derivative instrument ("Contingent Payment Derivative"). The Contingent Payment Derivative was initially recorded to revenue at a fair value of $6.2 million on May 23, 2016, and was revalued at each reporting date with changes in the fair value reported as non-operating income or expense. As of June 30, 2017, the value of the remaining Contingent Payment Derivative related to the $20 million contingent payment provision was zero based on the actual results of the average price of WTI crude oil over the period determined in the agreement; therefore, no payment will be due to the Company.
The following table provides the fair value of the Company’s derivative as reflected in the Condensed Consolidated Balance Sheets (in millions):

	Fair value
Balance sheet classification	June 30, 2017	December 31, 2016
Derivative:
Contingent Payment Derivative
Prepaid expenses and other current assets	$—	$6.1

The following table provides the revaluation effect of the Company’s derivative on the Condensed Consolidated Statements of Operations (in millions):

		Amount of gain (loss) recognized in income (loss)
		Three months ended June 30,		Six months ended June 30,
Derivative	Classification of gain (loss) recognized in income (loss)	2017	2016	2017	2016
Contingent Payment Derivative	Other - net	$—	$0.2	$(0.1)	$0.2

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
Derivative
The fair value of the Contingent Payment Derivative (Level 3) was estimated using a Monte Carlo simulation model, which calculated the probabilities of the daily closing WTI spot price exceeding the $50 price target and the $65 price target ("Price Targets"), respectively, on a daily averaging basis during the 12-month payment measurement period ending on June 30, 2017. The probabilities were applied to the payout at each Price Target to calculate the probability-weighted expected payout. The following were the significant inputs used in the valuation of the Contingent Payment Derivative: the WTI Spot Price on the valuation date, the expected volatility, and the risk-free interest rate, and the slope of the WTI forward curve, which were $47.48, 37.5%, 0.765% and 5.5% at May 23, 2016, respectively. The expected volatility was estimated from the implied volatility rates of WTI Crude Futures. The risk-free rate was based on yields of U.S. Treasury securities commensurate with the remaining term of the Contingent Payment Derivative. At December 31, 2016, the Company held a Contingent Payment Derivative in the amount of $6.1 million which was classified as Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheet. In January 2017, the Company and FCX settled the $10 million contingent payment provision with a $6.0 million payment received by the Company (see Note 6). The remaining Contingent Payment Derivative had no value at June 30, 2017 as the average price of WTI crude oil did not meet the terms specified in the agreement; therefore, no payment will be due to the Company (see Note 6).
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis are summarized below (in millions):

		Estimated fair value measurements
	Fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
June 30, 2017:
Assets - cash equivalents	$1,134.8	$1,134.8	$—	$—
Derivative	—	—	—	—
Other assets (Egyptian Pounds)	2.6	2.6	—	—
Other assets (Angolan Kwanza)	4.6	4.6	—	—

December 31, 2016:
Assets - cash equivalents	$1,242.3	$1,242.3	$—	$—
Derivative	6.1	—	—	6.1
Other assets (Egyptian Pounds)	4.2	4.2	—	—

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At June 30, 2017 and December 31, 2016, the Company held Egyptian pounds in the amount of $2.6 million and $4.2 million, respectively that are classified as Other Assets on the Condensed Consolidated Balance Sheets. The Company ceased drilling operations in Egypt in 2014, and is currently working to obtain access to the funds for use outside Egypt to the extent they are not utilized. The Company can provide no assurance it will be able to convert or utilize such funds in the future.
Given stricter currency controls in Angola, we determined in May 2017 that our previous method of converting Angola Kwanza to U.S. Dollars ("USD") is likely no longer feasible. As a result, at June 30, 2017 the Company classified its Angolan Kwanza USD equivalent balance of $4.6 million as a non-current asset in Other Assets on the Condensed Consolidated Balance Sheets. Currently, we consider the amounts to be recoverable and will continue to evaluate options to convert the Angolan Kwanza to USD; however, the Company can provide no assurance it will be able to convert or utilize such funds in the future.
Trade receivables and trade payables, which are required to be measured at fair value, have carrying values that approximate their fair values due to their short maturities.
Other Fair Value Measurements
Financial instruments not required to be measured at fair value consist of the Company’s publicly traded debt securities. Our publicly traded debt securities had a carrying value of $2.517 billion at June 30, 2017, and an estimated fair value at that date aggregating $2.171 billion, compared to a carrying and fair value of $2.680 billion and $2.448 billion, respectively, at December 31, 2016. Fair values of our publicly traded debt securities were provided by a broker who makes a market in such securities and were measured using a market-approach valuation technique, which is a Level 2 fair value measurement.
Note 8 – Shareholders' Equity
Reclassifications from Accumulated Other Comprehensive Loss – The following table sets forth the significant amounts reclassified out of each component of accumulated other comprehensive loss and their effect on net income (loss) for the period (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Amounts recognized as a component of net periodic pension and other postretirement benefit cost:
Amortization of net loss	$(5.9)	$(5.1)	$(11.8)	$(10.2)
Amortization of prior service credit	4.6	1.2	9.1	2.5
Total before income taxes	(1.3)	(3.9)	(2.7)	(7.7)
Income tax benefit	0.5	1.4	1.0	2.7
Total reclassifications for the period, net of income taxes	$(0.8)	$(2.5)	$(1.7)	$(5.0)
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
Note 9 – Other Financial Statement Disclosures
Accounts Receivable – The following table sets forth the components of Receivables - Trade and Other (in millions):

	June 30, 2017	December 31, 2016
Trade	$293.8	$286.2
Income tax	9.1	7.7
Other	7.2	7.4
Total receivables - trade and other	$310.1	$301.3

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accrued Liabilities – The following table sets forth the components of Accrued Liabilities (in millions):

	June 30, 2017	December 31, 2016
Pension and other postretirement benefits	$21.6	$32.1
Compensation and related employee costs	48.9	62.4
Interest	32.1	33.6
Income taxes	23.4	18.3
Other	8.9	12.4
Total accrued liabilities	$134.9	$158.8
Long-term Debt – Long-term debt consisted of the following (in millions):

	June 30, 2017	December 31, 2016
5% Senior Notes, due September 2017 ($92.2 million principal amount; 5.2% effective rate)	$—	$92.0
7.875% Senior Notes, due August 2019 ($207.9 million and $209.8 million principal amount, respectively; 8.0% effective rate)	207.2	208.9
4.875% Senior Notes, due June 2022 ($620.8 million and $690.2 million principal amount, respectively; 4.7% effective rate)	625.1	695.4
4.75% Senior Notes, due January 2024 ( $398.1 million principal amount; 4.8% effective rate)	395.8	395.6
7.375% Senior Notes, due June 2025 ($500 million principal amount; 7.4% effective rate)	497.3	497.2
5.4% Senior Notes, due December 2042 ($400 million principal amount; 5.4% effective rate)	395.0	394.9
5.85% Senior Notes, due January 2044 ($400 million principal amount; 5.9% effective rate)	396.2	396.2
Total carrying value	2,516.6	2,680.2
Current portion (1)	—	126.8
Carrying value, less current portion	$2,516.6	$2,553.4
(1) Current portion of long-term debt at December 31, 2016 included the 5% Senior Notes due 2017, as well as the portion of 7.875% Senior Notes due 2019 and 4.875% Senior Notes due 2022 tendered in December 2016 but not settled until January 2017.

Revolving Credit Facility
Availability under the Revolving Credit Facility is $1.50 billion through January 23, 2019, declining to $1.44 billion through January 23, 2020, and to approximately $1.29 billion through the maturity in 2021. As of June 30, 2017, no amounts were outstanding and $5.1 million in letters of credit had been issued under the Revolving Credit Facility leaving remaining availability of $1.495 billion.
Debt Reductions
In the first quarter of 2016, the Company paid $15.8 million in cash to retire $16.5 million aggregate principal amount of the 5% Senior Notes due 2017 (the "2017 Notes") and 7.875% Senior Notes due 2019 (the "2019 Notes") and recognized a $0.6 million gain on early extinguishment of debt.
Also during the first quarter of 2016, the Company repurchased an additional $21.4 million aggregate principal amount of the 2017 Notes and 2019 Notes, which settled in April 2016 for cash paid of $20.1 million and resulted in a $1.2 million gain on early extinguishment of debt in the second quarter of 2016.
In April 2016, the Company paid $9.4 million to repurchase $10.0 million aggregate principal amount of the 2019 Notes which resulted in a $0.6 million gain on early extinguishment of debt in the second quarter of 2016.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December 2016, the Company commenced cash tender offers for $750 million aggregate principal amount of certain notes (the 2017 Notes, 2019 Notes, 4.875% Senior Notes due June 2022 (the "2022 Notes") and the 4.75% Senior Notes due January 2024 (the "2024 Notes" and collectively, "Subject Notes") issued by the Company (the "Tender Offers"). The Tender Offers expired on January 3, 2017; however, there was also an early tender expiration on December 16, 2016 which provided for an early tender premium. $463.9 million of Subject Notes that were validly tendered and accepted for purchase prior to the early tender expiration time were repurchased in December 2016. At the expiration of the Tender Offers on January 3, 2017, the Company paid $32.8 million to repurchase $34.6 million aggregate principal amount of outstanding Subject Notes, consisting of $0.1 million of the 2017 Notes, $0.9 million of the 2019 Notes and $33.6 million of the 2022 Notes.
On January 9, 2017, the Company called for redemption $92.1 million aggregate principal amount of the 2017 Notes that remained outstanding and on February 8, 2017, the Company paid $94.0 million to redeem such notes.
In the second quarter of 2017, the Company paid $33.5 million in cash to retire $35.8 million aggregate principal amount of the 2022 Notes and recognized a $2.4 million gain on early extinguishment of debt.
In July 2017, the Company paid $7.0 million in cash to retire $6.5 million aggregate principal amount of the 2019 Notes.
Customer Contract Amendment - Deferred Revenue – During the three and six months ended June 30, 2017, the Company amortized $28.6 million of the $95.9 million of revenue deferred in 2016 related to the contract amendment with Cobalt International Energy, L.P. ("Cobalt"), for the drillship Rowan Reliance, which was scheduled to conclude on February 1, 2018 and provided for termination as early as March 31, 2017. As the Company has the obligation and intent to have the drillship or a substitute available through the pre-amended contract scheduled end date, in certain circumstances, the $95.9 million settlement was recorded in 2016 as a deferred revenue liability with an amortization period beginning April 1, 2017 and extending no further than the pre-amended contract scheduled end date.
Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $12.8 million and $21.1 million at June 30, 2017 and 2016, respectively.
Income Taxes– In accordance with US GAAP for interim reporting, the Company estimates its full-year effective tax rate and applies this rate to its year-to-date pretax income. In addition, the Company separately calculates the tax impact of unusual items, if any. The Company provides for income taxes based upon the tax laws and rates in effect in the countries in which it conducts operations. The amounts of our provisions are impacted by such laws and rates and the availability of deductions, credits and other benefits in each of the various jurisdictions. Our overall effective tax rate may therefore vary considerably from quarter to quarter and from year to year based on the actual or projected location of operations, levels of income, our consolidated effective income tax rate, intercompany gains or losses, and other factors.
The Company recognized tax expense of $21.4 million and $51.1 million for the three and six months ended June 30, 2017, compared to tax expense of $22.8 million and $26.9 million for the comparable periods in 2016.
Our effective tax rate was (294.3)% as a result of tax expense on pre-tax loss and 156.3% as a result of tax expense on pre-tax income for the three and six months ended June 30, 2017 compared to 9.5% and 7.3% as a result of pre-tax expense on pre-tax income for the comparable prior-year periods ended June 30, 2016.
The decrease in tax expense of $1.4 million for the three month period compared to the prior-year period is primarily attributed to:

•	a decrease in tax expense due to the recognition of favorable discrete items in the current quarter versus unfavorable discrete items recognized in the prior year quarter,

•
a decrease in tax expense due to the adoption of ASU No. 2016-16 in the current year compared to the tax expense from the prior year quarter's interim tax accounting related to the tax benefit from amortization of intra-entity transfers

•	offset by an increase in deferred tax expense as a result of prior year restructuring and an increase to the valuation allowance on Luxembourg deferred tax assets.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The increase in tax expense of $24.2 million for the six month period compared to the prior-year period is primarily attributed to:

•	an increase in deferred tax expense as a result of prior year restructuring and an increase to the valuation allowance on Luxembourg deferred tax assets,

•	an increase in tax expense due to adoption of ASU No. 2016-16 in the current year compared to the prior year period’s tax benefit from amortization of intra-entity transfers

•	offset by a decrease in tax due to recognition of favorable discrete items in the current period versus unfavorable discrete items recognized prior year period.

The Company has not provided deferred income taxes on certain undistributed earnings of its non-U.K. subsidiaries. Generally, earnings of non-U.K. subsidiaries in which Rowan Companies, Inc. ("RCI") does not have a direct or indirect ownership interest can be distributed to Rowan plc without imposition of either U.K. or local country tax. It is generally the Company’s policy and intention to permanently reinvest earnings of non-U.S. subsidiaries of RCI outside the U.S. However, the Company has recognized taxes related to the earnings of certain subsidiaries that are not permanently reinvested or that will not be permanently reinvested in the future.
Note 10 – Segment Information
The Company operates in two principal operating segments – deepwater, which consists of our drillship operations, and jack-ups. Both segments provide one service – contract drilling. The Company evaluates performance primarily based on income from operations.
Depreciation and amortization and selling, general and administrative expenses related to our corporate function and other administrative offices have not been allocated to our operating segments for purposes of measuring segment operating income and are included in "Unallocated costs and other." "Other operating items" consists of net losses on equipment sales.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information for the three and six months ended June 30, 2017 and 2016 is set forth below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Deepwater:
Revenues	$122.7	$341.4	$283.4	$563.9
Operating expenses:
Direct operating costs (excluding items below)	38.7	56.0	83.3	123.0
Depreciation and amortization	28.4	29.9	56.7	57.2
Selling, general and administrative	—	—	—	—
Other operating items	—	—	—	0.3
Income from operations	$55.6	$255.5	$143.4	$383.4

Jack-ups:
Revenues	$197.5	$270.4	$411.1	$548.1
Operating expenses:
Direct operating costs (excluding items below)	128.8	151.5	254.2	289.3
Depreciation and amortization	72.4	71.1	142.5	139.5
Selling, general and administrative	—	—	—	—
Other operating items	3.2	1.8	6.6	3.7
Income (loss) from operations	$(6.9)	$46.0	$7.8	115.6

Unallocated costs and other:
Revenues	$—	$—	$—	$—
Operating expenses:
Direct operating costs (excluding items below)	—	—	—	—
Depreciation and amortization	0.7	(0.9)	1.4	2.3
Selling, general and administrative	22.0	26.1	46.0	53.0
Other operating items	(0.1)	0.1	(0.1)	0.1
Loss from operations	$(22.6)	$(25.3)	$(47.3)	$(55.4)

Consolidated:
Revenues	$320.2	$611.8	$694.5	$1,112.0
Operating expenses:
Direct operating costs (excluding items below)	167.5	207.5	337.5	412.3
Depreciation and amortization	101.5	100.1	200.6	199.0
Selling, general and administrative	22.0	26.1	46.0	53.0
Other operating items	3.1	1.9	6.5	4.1
Income from operations	$26.1	$276.2	$103.9	$443.6

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11 – Guarantees of Registered Securities
RCI, a 100%-owned Delaware subsidiary of Rowan plc, is the issuer of all of our publicly traded debt securities consisting of the following series: the 2019 Notes; the 2022 Notes; the 2024 Notes; 7.375% Senior Notes due 2025; 5.4% Senior Notes due 2042; and 5.85% Senior Notes due 2044 (the "Senior Notes"). The Senior Notes and amounts outstanding under the Company's Revolving Credit Facility are guaranteed by Rowan plc on a full, unconditional and irrevocable basis.
The condensed consolidating financial information that follows is presented on the equity method of accounting in accordance with Rule 3-10 of Regulation S-X in connection with Rowan plc’s guarantee of the Senior Notes and the Company's Revolving Credit Facility and reflects the ownership structure as of June 30, 2017. Financial Information for the three and six months ended June 30, 2016, has been recast to reflect changes to the corporate ownership structure that occurred in the fourth quarter of 2016.

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Three months ended June 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUES	$—	$23.1	$320.3	$(23.2)	$320.2

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	(4.5)	189.8	(17.8)	167.5
Depreciation and amortization	—	5.3	96.0	0.2	101.5
Selling, general and administrative	5.9	1.5	20.2	(5.6)	22.0
Loss on disposals of property and equipment	—	1.5	1.6	—	3.1
Total costs and expenses	5.9	3.8	307.6	(23.2)	294.1

INCOME (LOSS) FROM OPERATIONS	(5.9)	19.3	12.7	—	26.1

OTHER INCOME (EXPENSE):
Interest expense	—	(39.0)	(0.1)	0.2	(38.9)
Interest income	—	1.0	2.4	(0.2)	3.2
Gain on extinguishment of debt	—	2.4	—	—	2.4
Other - net	5.1	(5.1)	(0.1)	—	(0.1)
Total other income (expense), net	5.1	(40.7)	2.2	—	(33.4)

INCOME (LOSS) BEFORE INCOME TAXES	(0.8)	(21.4)	14.9	—	(7.3)
Provision (benefit) for income taxes	—	(2.5)	22.8	1.1	21.4
Equity in earnings (losses) of subsidiaries, net of tax	(27.9)	2.8	—	25.1	—

NET LOSS	$(28.7)	$(16.1)	$(7.9)	$24.0	$(28.7)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Three months ended June 30, 2016
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUES	$—	$15.1	$610.1	$(13.4)	$611.8

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	6.2	213.4	(12.1)	207.5
Depreciation and amortization	—	4.5	95.4	0.2	100.1
Selling, general and administrative	6.8	—	20.8	(1.5)	26.1
Loss on disposals of property and equipment	—	0.1	1.8	—	1.9
Total costs and expenses	6.8	10.8	331.4	(13.4)	335.6

INCOME (LOSS) FROM OPERATIONS	(6.8)	4.3	278.7	—	276.2

OTHER INCOME (EXPENSE):
Interest expense	—	(38.3)	(1.1)	1.1	(38.3)
Interest income	—	1.2	0.4	(1.1)	0.5
Gain on extinguishment of debt	—	1.8	—	—	1.8
Other - net	5.0	(5.0)	(0.7)	—	(0.7)
Total other income (expense), net	5.0	(40.3)	(1.4)	—	(36.7)

INCOME (LOSS) BEFORE INCOME TAXES	(1.8)	(36.0)	277.3	—	239.5
Provision for income taxes	—	10.4	20.1	(7.7)	22.8
Equity in earnings of subsidiaries, net of tax	218.5	160.9	—	(379.4)	—

NET INCOME	$216.7	$114.5	$257.2	$(371.7)	$216.7

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Six months ended June 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUES	$—	$37.6	$694.8	$(37.9)	$694.5

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	0.6	368.3	(31.4)	337.5
Depreciation and amortization	—	10.0	190.4	0.2	200.6
Selling, general and administrative	11.8	1.5	39.4	(6.7)	46.0
Loss on disposals of property and equipment	—	1.7	4.8	—	6.5
Total costs and expenses	11.8	13.8	602.9	(37.9)	590.6

INCOME (LOSS) FROM OPERATIONS	(11.8)	23.8	91.9	—	103.9

OTHER INCOME (EXPENSE):
Interest expense	—	(78.6)	(0.2)	0.3	(78.5)
Interest income	—	1.7	3.8	(0.3)	5.2
Gain on extinguishment of debt	—	2.2	—	—	2.2
Other - net	10.2	(10.2)	(0.1)	—	(0.1)
Total other income (expense), net	10.2	(84.9)	3.5	—	(71.2)

INCOME (LOSS) BEFORE INCOME TAXES	(1.6)	(61.1)	95.4	—	32.7
Provision (benefit) for income taxes	—	(12.1)	62.4	0.8	51.1
Equity in earnings (losses) of subsidiaries, net of tax	(16.8)	22.7	—	(5.9)	—

NET INCOME (LOSS)	$(18.4)	$(26.3)	$33.0	$(6.7)	$(18.4)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Six months ended June 30, 2016
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUES	$—	$35.9	$1,109.5	$(33.4)	$1,112.0

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	7.2	435.7	(30.6)	412.3
Depreciation and amortization	—	8.7	189.8	0.5	199.0
Selling, general and administrative	13.8	—	42.5	(3.3)	53.0
Loss on disposals of property and equipment	—	0.1	4.0	—	4.1
Total costs and expenses	13.8	16.0	672.0	(33.4)	668.4

INCOME (LOSS) FROM OPERATIONS	(13.8)	19.9	437.5	—	443.6

OTHER INCOME (EXPENSE):
Interest expense	—	(77.2)	(3.1)	3.1	(77.2)
Interest income	—	3.2	0.8	(3.1)	0.9
Gain on extinguishment of debt	—	2.4	—	—	2.4
Other - net	10.4	(10.4)	(3.3)	—	(3.3)
Total other income (expense), net	10.4	(82.0)	(5.6)	—	(77.2)

INCOME (LOSS) BEFORE INCOME TAXES	(3.4)	(62.1)	431.9	—	366.4
Provision for income taxes	—	21.4	22.5	(17.0)	26.9
Equity in earnings of subsidiaries, net of tax	342.9	186.0	—	(528.9)	—

NET INCOME	$339.5	$102.5	$409.4	$(511.9)	$339.5

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income (Loss)
Three months ended June 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET LOSS	$(28.7)	$(16.1)	$(7.9)	$24.0	$(28.7)

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustments for amount recognized in net loss as a component of net periodic benefit cost, net of income taxes	0.8	0.8	—	(0.8)	0.8

COMPREHENSIVE LOSS	$(27.9)	$(15.3)	$(7.9)	$23.2	$(27.9)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income (Loss)
Three months ended June 30, 2016
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME	$216.7	$114.5	$257.2	$(371.7)	$216.7

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustments for amount recognized in net income as a component of net periodic benefit cost, net of income taxes	2.5	2.5	—	(2.5)	2.5

COMPREHENSIVE INCOME	$219.2	$117.0	$257.2	$(374.2)	$219.2

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income (Loss)
Six months ended June 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME (LOSS)	$(18.4)	$(26.3)	$33.0	$(6.7)	$(18.4)

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustments for amount recognized in net income (loss) as a component of net periodic benefit cost, net of income taxes	1.7	1.7	—	(1.7)	1.7

COMPREHENSIVE INCOME (LOSS)	$(16.7)	$(24.6)	$33.0	$(8.4)	$(16.7)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income (Loss)
Six months ended June 30, 2016
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME	$339.5	$102.5	$409.4	$(511.9)	$339.5

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustments for amount recognized in net income as a component of net periodic benefit cost, net of income taxes	5.0	5.0	—	(5.0)	5.0

COMPREHENSIVE INCOME	$344.5	$107.5	$409.4	$(516.9)	$344.5

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
June 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$1.1	$224.0	$920.1	$—	$1,145.2
Receivables - trade and other	—	2.6	307.5	—	310.1
Prepaid expenses and other current assets	—	20.6	8.9	—	29.5
Total current assets	1.1	247.2	1,236.5	—	1,484.8

Property and equipment - gross	—	611.3	8,507.7	—	9,119.0
Less accumulated depreciation and amortization	—	274.8	1,942.9	—	2,217.7
Property and equipment - net	—	336.5	6,564.8	—	6,901.3

Investments in consolidated subsidiaries	5,317.6	6,128.8	—	(11,446.4)	—
Due from affiliates	0.3	641.7	51.8	(693.8)	—
Investment in unconsolidated subsidiary	—	—	25.0	—	25.0
Other assets	—	6.3	38.7	—	45.0
	$5,319.0	$7,360.5	$7,916.8	$(12,140.2)	$8,456.1

CURRENT LIABILITIES:
Accounts payable - trade	$0.2	$28.0	$59.6	$—	$87.8
Deferred revenues	—	—	74.5	—	74.5
Accrued liabilities	0.1	80.0	54.8	—	134.9
Total current liabilities	0.3	108.0	188.9	—	297.2

Long-term debt, less current portion	—	2,516.6	—	—	2,516.6
Due to affiliates	6.7	56.0	631.1	(693.8)	—
Other liabilities	1.9	279.0	28.9	—	309.8
Deferred income taxes - net	—	520.0	53.4	(551.0)	22.4
Shareholders' equity	5,310.1	3,880.9	7,014.5	(10,895.4)	5,310.1
	$5,319.0	$7,360.5	$7,916.8	$(12,140.2)	$8,456.1

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2016
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$3.7	$532.0	$719.8	$—	$1,255.5
Receivables - trade and other	—	1.8	299.5	—	301.3
Prepaid expenses and other current assets	0.3	12.9	10.3	—	23.5
Total current assets	4.0	546.7	1,029.6	—	1,580.3

Property and equipment - gross	—	631.0	8,469.8	—	9,100.8
Less accumulated depreciation and amortization	—	273.8	1,767.0	—	2,040.8
Property and equipment - net	—	357.2	6,702.8	—	7,060.0

Investments in consolidated subsidiaries	5,115.8	6,097.9	—	(11,213.7)	—
Due from affiliates	0.4	437.2	64.2	(501.8)	—
Other assets	—	5.6	29.7	—	35.3
	$5,120.2	$7,444.6	$7,826.3	$(11,715.5)	$8,675.6

CURRENT LIABILITIES:
Current portion of long-term debt	$—	$126.8	$—	$—	$126.8
Accounts payable - trade	0.4	22.4	71.5	—	94.3
Deferred revenues	—	0.1	103.8	—	103.9
Accrued liabilities	0.3	107.4	51.1	—	158.8
Total current liabilities	0.7	256.7	226.4	—	483.8

Long-term debt, less current portion	—	2,553.4	—	—	2,553.4
Due to affiliates	0.4	63.9	437.5	(501.8)	—
Other liabilities	5.2	283.9	49.7	—	338.8
Deferred income taxes - net	—	598.3	139.3	(551.9)	185.7
Shareholders' equity	5,113.9	3,688.4	6,973.4	(10,661.8)	5,113.9
	$5,120.2	$7,444.6	$7,826.3	$(11,715.5)	$8,675.6

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(4.5)	$71.0	$71.8	$0.2	$138.5

INVESTING ACTIVITIES:
Capital expenditures	—	(14.7)	(42.6)	—	(57.3)
Proceeds from disposals of property and equipment	—	0.8	0.5	—	1.3
Investments in consolidated subsidiaries	—	(6.5)	—	6.5	—
Investment in unconsolidated subsidiary	—	—	(25.0)	—	(25.0)

Net cash used in investing activities	—	(20.4)	(67.1)	6.5	(81.0)

FINANCING ACTIVITIES:
Advances (to) from affiliates	6.3	(195.2)	189.1	(0.2)	—
Contributions from issuer	—	—	6.5	(6.5)	—
Reductions of long-term debt	—	(163.4)	—	—	(163.4)
Shares repurchased for tax withholdings on vesting of restricted share units	(4.4)	—	—	—	(4.4)

Net cash provided by (used in) financing activities	1.9	(358.6)	195.6	(6.7)	(167.8)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2.6)	(308.0)	200.3	—	(110.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3.7	532.0	719.8	—	1,255.5

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1.1	$224.0	$920.1	$—	$1,145.2

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2016
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(3.4)	$(49.2)	$445.1	$0.7	$393.2

INVESTING ACTIVITIES:
Capital expenditures	—	(23.4)	(41.0)	—	(64.4)
Proceeds from disposals of property and equipment	—	0.4	0.7	—	1.1
Collections on subsidiary notes receivable	—	357.8	—	(357.8)	—
Investments in consolidated subsidiaries	(0.2)	(109.1)	—	109.3	—

Net cash provided by (used in) investing activities	(0.2)	225.7	(40.3)	(248.5)	(63.3)

FINANCING ACTIVITIES:
Advances (to) from affiliates	(1.0)	10.1	(8.4)	(0.7)	—
Contributions from parent/issuer	—	—	109.3	(109.3)	—
Reductions of long-term debt	—	(47.9)	(357.8)	357.8	(47.9)
Shares repurchased for tax withholdings on vesting of restricted share units	(4.8)	—	—	—	(4.8)

Net cash used in financing activities	(5.8)	(37.8)	(256.9)	247.8	(52.7)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9.4)	138.7	147.9	—	277.2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17.3	9.5	457.4	—	484.2

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7.9	$148.2	$605.3	$—	$761.4

ROWAN COMPANIES PLC AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2017, included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2016. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in Item 1A of our Annual Report, as may be updated or supplemented in our subsequent Quarterly Reports. See "Forward-Looking Statements."
OVERVIEW
Rowan Companies plc ("Rowan," "Rowan plc," "we" or the "Company") is a global provider of offshore contract drilling services to the international oil and gas industry, with a focus on high-specification and premium jack-up rigs and ultra-deepwater drillships. Our fleet currently consists of 29 mobile offshore drilling units, including 25 self-elevating jack-up rigs and four ultra-deepwater drillships. Our fleet operates worldwide, including the United States Gulf of Mexico ("US GOM"), the United Kingdom ("U.K.") and Norwegian sectors of the North Sea, the Middle East and Trinidad.
As of July 19, 2017, the date of our most recent Fleet Status Report, one of our four drillships was under contract in the US GOM. Additionally, we had five jack-up rigs under contract in the North Sea, ten under contract in the Middle East, three under contract in Trinidad and two under contract in the US GOM. We had an additional three marketed jack-up rigs, three marketed drillships, and two cold-stacked jack-up rigs.
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
Joint Venture
On November 21, 2016, Rowan and the Saudi Arabian Oil Company ("Saudi Aramco"), through their subsidiaries, entered into a Shareholders’ Agreement to create a 50/50 joint venture to own, manage and operate offshore drilling units in Saudi Arabia. The new entity Saudi Aramco Rowan Offshore Drilling Company ("ARO Drilling" or "ARO") was formed in May 2017 and is anticipated to commence operations in the third quarter of 2017 (see Part I. Item 1. Note 1 of this Form 10-Q).

CURRENT BUSINESS ENVIRONMENT
The business environment for offshore drillers continues to be challenging after the general decline in oil prices since 2014, and the more recent price decline year-to-date has created further concern. As a result of operators' reduced capital spending offshore in 2017, drilling programs are being postponed and may result in limited demand for offshore drilling services globally. Additionally, the 237 new jack-ups and 160 new floaters that have been delivered since the beginning of the current newbuild cycle in early 2006 have exacerbated the supply and demand imbalance. Since the industry downturn, contractors have responded by retiring assets, stacking certain idle equipment and deferring newbuild deliveries.  Partly as a result of these actions, overall offshore rig utilization appears to have stabilized and shows signs of marginal improvement in recent months. However, excessive levels of idle capacity continue to pressure day rates.
Further, as of July 19, 2017, there were 98 additional jack-up rigs on order or under construction worldwide for delivery through 2020 (relative to approximately 333 jack-up rigs currently on contract), and 46 floaters on order or under construction worldwide for delivery through 2020 (relative to approximately 161 floater rigs currently on contract). Only one jack-up and 17 floaters currently on order or under construction have contracts secured. We expect several of these rigs may eventually be cancelled and many others will likely continue to be deferred until a recovery in demand is visible.
In response to market conditions over the past two years, we have reduced day rates on certain drilling contracts, some in exchange for extended contract duration, sold five of our older jack-ups, cold-stacked two of our older jack-ups, and have had as many as six warm-stacked jack-ups and three warm-stacked ultra-deepwater drillships. As of July 19, 2017, three jack-ups and three ultra-deepwater drillships were marketed and not under contract. We have agreed to one termination of an ultra-deepwater drillship contract and agreed to reduce the duration of another contract in exchange for certain upfront payments. Though in each case we received cash for a substantial portion of the backlog, with approximately $62 million of deferred revenue currently included in backlog for one of these items, these terminations add to the number of rigs available for work over the near term, increasing idle time in our fleet.
While we have seen an improvement in tender activity recently, given the current offshore rig supply and demand dynamics, we expect the marketing environment to remain extremely competitive across the broad offshore rig market for the next few years until a more pronounced recovery in offshore rig demand materializes.

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

RESULTS OF OPERATIONS
The following table presents certain key performance indicators by rig classification:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues (in millions):
Deepwater	$122.2	$340.0	$282.1	$561.3
Jack-ups	195.1	264.6	405.1	537.6
Subtotal - day rate revenues	317.3	604.6	687.2	1,098.9
Other revenues(1)	2.9	7.2	7.3	13.1
Total revenues	$320.2	$611.8	$694.5	$1,112.0

Revenue-producing days:
Deepwater	204	325	474	686
Jack-ups	1,503	1,605	3,050	3,101
Total revenue-producing days	1,707	1,930	3,524	3,787

Available days: (2)
Deepwater	364	364	724	728
Jack-ups	2,093	2,184	4,164	4,368
Total available days	2,457	2,548	4,888	5,096

Average day rate (in thousands): (3)
Deepwater (4)	$599.6	$607.0	$595.3	$609.8
Jack-ups	$129.9	$164.9	$132.8	$173.3
Total fleet (4)	$186.0	$239.4	$195.0	$252.4

Utilization: (5)
Deepwater	56%	89%	65%	94%
Jack-ups	72%	73%	73%	71%
Total fleet	69%	76%	72%	74%

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

(4) Average day rate for the three and six months ended June 30, 2016 includes operating days for the drillship Rowan Relentless up to the contract termination which were 52 days and 143 days for the three and six months ended June 30, 2016, respectively.

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

Rig Utilization
The following table sets forth an analysis of time that our rigs were idle or out-of-service as a percentage of available days (which excludes cold-stacked rigs) and time that our rigs experience operational downtime and are off-rate as a percentage of revenue-producing days:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Deepwater:
Idle(1)	44.0%	10.7%	34.5%	5.4%
Out-of-service(2)	—%	—%	—%	0.3%
Operational downtime(3)	—%	—%	—%	0.1%

Jack-up:
Idle(1)	15.0%	21.7%	16.2%	23.1%
Out-of-service(2)	12.5%	3.4%	9.2%	5.0%
Operational downtime(3)	1.1%	1.9%	1.8%	1.3%
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

Three months ended June 30, 2017 compared to three months ended June 30, 2016
A summary of our consolidated results of operations follows (in millions):

	Three months ended June 30,
	2017	2016	Change	% Change
Deepwater:
Revenues	$122.7	$341.4	$(218.7)	(64)%
Operating expenses:
Direct operating costs (excluding items below)	38.7	56.0	(17.3)	(31)%
Depreciation and amortization	28.4	29.9	(1.5)	(5)%
Other operating items	—	—	—	n/m
Income from operations	$55.6	$255.5	$(199.9)	(78)%

Jack-ups:
Revenues	$197.5	$270.4	$(72.9)	(27)%
Operating expenses:
Direct operating costs (excluding items below)	128.8	151.5	(22.7)	(15)%
Depreciation and amortization	72.4	71.1	1.3	2%
Other operating items	3.2	1.8	1.4	n/m
Income (loss) from operations	$(6.9)	$46.0	$(52.9)	n/m

Unallocated costs and other:
Operating expenses:
Depreciation and amortization	$0.7	$(0.9)	$1.6	n/m
Selling, general and administrative	22.0	26.1	(4.1)	(16)%
Other operating items	(0.1)	0.1	(0.2)	n/m
Loss from operations	$(22.6)	$(25.3)	$2.7	(11)%

Total company:
Revenues	$320.2	$611.8	$(291.6)	(48)%
Direct operating costs (excluding items below)	167.5	207.5	(40.0)	(19)%
Depreciation and amortization	101.5	100.1	1.4	1%
Selling, general and administrative	22.0	26.1	(4.1)	(16)%
Other operating items	3.1	1.9	1.2	n/m
Income from operations	26.1	276.2	(250.1)	(91)%
Other (expense), net	(33.4)	(36.7)	3.3	(9)%
Income (loss) before income taxes	(7.3)	239.5	(246.8)	n/m
Provision for income taxes	21.4	22.8	(1.4)	(6)%
Net income (loss)	$(28.7)	$216.7	$(245.4)	n/m

"n/m" not meaningful.

Revenues
Consolidated. The decrease in consolidated revenue is described below.
Deepwater. An analysis of the net changes in revenue for the three months ended June 30, 2017 compared to three months ended June 30, 2016 is set forth below (in millions):

Decrease
Prior year Contract Termination for Rowan Relentless and related items	$(142.7)
Fewer operating days	(73.3)
Lower drillship day rates	(1.6)
Lower reimbursable revenues	(1.1)
Decrease	$(218.7)
Jack-ups. An analysis of the net changes in revenue for the three months ended June 30, 2017 compared to three months ended June 30, 2016 is set forth below (in millions):

Decrease
Lower jack-up day rates	$(52.7)
Fewer operating days	(16.8)
Lower other revenue	(3.4)
Decrease	$(72.9)
Direct operating costs
Consolidated. The decrease in consolidated direct operating costs is described below.
Deepwater. An analysis of the net changes in direct operating costs for the three months ended June 30, 2017 compared to three months ended June 30, 2016 is set forth below (in millions):

Decrease
Decrease due to idle drillships	$(15.0)
Reduction in drillship direct operating expense	(1.2)
Lower reimbursable costs	(1.1)
Decrease	$(17.3)
Jack-ups. An analysis of the net changes in direct operating costs for the three months ended June 30, 2017 compared to three months ended June 30, 2016 is set forth below (in millions):

Decrease
Decrease due to idle or cold-stacked rigs	$(8.9)
Reduction in shore base costs and other	(5.7)
Decrease in jack-up direct operating expense	(5.2)
Lower reimbursable costs	(2.9)
Decrease	$(22.7)
Selling, general and administrative
The decrease in Selling, general and administrative expenses for the second quarter of 2017 compared to the same period in 2016 is primarily due to lower personnel costs.
Other operating items
Losses on disposals of property and equipment increased $1.2 million in the second quarter of 2017 compared to the same period in 2016.

Other expense, net
The decrease in Other Expense, net, is primarily related to an increase in interest income due to higher cash balances in the current quarter as compared to the same period of 2016.
Provision for income taxes
We recognized tax expense of $21.4 million for the three months ended June 30, 2017 compared to tax expense of $22.8 million for the comparable period in 2016.
The decrease in tax expense of $1.4 million for the three month period compared to the prior-year period is primarily attributed to:

•	a decrease in tax expense due to the recognition of favorable discrete items in the current quarter versus unfavorable discrete items recognized in the prior year quarter,

•
a decrease in tax expense due to the adoption of Accounting Standards Update ("ASU") No. 2016-16 in the current year compared to the tax expense from the prior year quarter's interim tax accounting related to the tax benefit from amortization of intra-entity transfers

•	offset by an increase in deferred tax expense as a result of prior year restructuring and an increase to the valuation allowance on Luxembourg deferred tax assets.

Six months ended June 30, 2017 compared to six months ended June 30, 2016
A summary of our consolidated results of operations follows (in millions):

	Six months ended June 30,
	2017	2016	Change	% Change
Deepwater:
Revenues	$283.4	$563.9	$(280.5)	(50)%
Operating expenses:
Direct operating costs (excluding items below)	83.3	123.0	(39.7)	(32)%
Depreciation and amortization	56.7	57.2	(0.5)	(1)%
Other operating items	—	0.3	(0.3)	n/m
Income from operations	$143.4	$383.4	$(240.0)	(63)%

Jack-ups:
Revenues	$411.1	$548.1	$(137.0)	(25)%
Operating expenses:
Direct operating costs (excluding items below)	254.2	289.3	(35.1)	(12)%
Depreciation and amortization	142.5	139.5	3.0	2%
Other operating items	6.6	3.7	2.9	n/m
Income from operations	$7.8	$115.6	$(107.8)	(93)%

Unallocated costs and other:
Operating expenses:
Depreciation and amortization	$1.4	$2.3	$(0.9)	(39)%
Selling, general and administrative	46.0	53.0	(7.0)	(13)%
Other operating items	(0.1)	0.1	(0.2)	n/m
Loss from operations	$(47.3)	$(55.4)	$8.1	(15)%

Total company:
Revenues	$694.5	$1,112.0	$(417.5)	(38)%
Direct operating costs (excluding items below)	337.5	412.3	(74.8)	(18)%
Depreciation and amortization	200.6	199.0	1.6	1%
Selling, general and administrative	46.0	53.0	(7.0)	(13)%
Other operating items	6.5	4.1	2.4	n/m
Income from operations	103.9	443.6	(339.7)	(77)%
Other (expense), net	(71.2)	(77.2)	6.0	(8)%
Income before income taxes	32.7	366.4	(333.7)	(91)%
Provision for income taxes	51.1	26.9	24.2	90%
Net income (loss)	$(18.4)	$339.5	$(357.9)	n/m

"n/m" not meaningful.

Revenues
Consolidated. The decrease in consolidated revenue is described below.
Deepwater. An analysis of the net changes in revenue for the six months ended June 30, 2017 compared to six months ended June 30, 2016 is set forth below (in millions):

Decrease
Prior year Contract Termination for Rowan Relentless and related items	$(142.7)
Fewer operating days	(129.5)
Lower drillship day rates	(6.8)
Lower reimbursable revenues	(1.5)
Decrease	$(280.5)
Jack-ups. An analysis of the net changes in revenue for the six months ended June 30, 2017 compared to six months ended June 30, 2016 is set forth below (in millions):

Decrease
Lower jack-up day rates	$(123.6)
Fewer operating days	(8.9)
Lower other revenue	(4.5)
Decrease	$(137.0)
Direct operating costs
Consolidated. The decrease in consolidated direct operating costs is described below.
Deepwater. An analysis of the net changes in direct operating costs for the six months ended June 30, 2017 compared to six months ended June 30, 2016 is set forth below (in millions):

Decrease
Decrease due to idle drillships	$(27.2)
Reduction in shore base costs and other	(8.1)
Reduction in drillship direct operating expense	(2.9)
Lower reimbursable costs	(1.5)
Decrease	$(39.7)
Jack-ups. An analysis of the net changes in direct operating costs for the six months ended June 30, 2017 compared to six months ended June 30, 2016 is set forth below (in millions):

Decrease
Decrease due to idle or cold-stacked rigs	$(23.6)
Decrease in jack-up direct operating expense	(5.8)
Lower reimbursable costs	(2.9)
Reduction in shore base costs and other	(2.8)
Decrease	$(35.1)
Selling, general and administrative
The decrease in Selling, general and administrative expenses for the six months ended June 30, 2017 compared to the same period in 2016 is primarily due to lower personnel costs.

Other operating items
Losses on disposals of property and equipment increased $2.4 million during the six months ended June 30, 2017 compared to the same period in 2016.
Other expense, net
The decrease in Other Expense, net, during the six months ended June 30, 2017 is primarily related to an increase in interest income due to higher cash balances in the current period as compared to the same period of 2016, and higher foreign currency exchange losses during the six months ended June 30, 2016.
Provision for income taxes
We recognized tax expense of $51.1 million for the six months ended June 30, 2017 compared to tax expense of $26.9 million for the comparable period in 2016.
The increase in tax expense of $24.2 million for the six month period compared to the prior-year period is primarily attributed to:

•	an increase in deferred tax expense as a result of prior year restructuring and an increase to the valuation allowance on Luxembourg deferred tax assets,

•	an increase in tax expense due to adoption of ASU No. 2016-16 in the current year compared to the prior year period’s tax benefit from amortization of intra-entity transfers

•	offset by a decrease in tax due to recognition of favorable discrete items in the current period versus unfavorable discrete items recognized prior year period.

LIQUIDITY AND CAPITAL RESOURCES
A comparison of key balance sheet amounts and ratios follows (dollars in millions):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$1,145.2	$1,255.5
Current assets	$1,484.8	$1,580.3
Current liabilities	$297.2	$483.8
Current ratio	5.00	3.27
Current portion of long-term debt	$—	$126.8
Long-term debt, less current portion	$2,516.6	$2,553.4
Shareholders' equity	$5,310.1	$5,113.9
Debt-to-capitalization ratio	32%	34%

Sources and uses of cash and cash equivalents were as follows (in millions):

	Six months ended June 30,
	2017	2016
Net cash provided by operating activities	$138.5	$393.2
Capital expenditures	(57.3)	(64.4)
Reductions of debt	(163.4)	(47.9)
Proceeds from disposals of property and equipment	1.3	1.1
Investment in unconsolidated subsidiary	(25.0)	—
Shares repurchased for tax withholdings on vesting of restricted share units	(4.4)	(4.8)
Total net source (use)	$(110.3)	$277.2
Operating Cash Flows
Cash flows from operations decreased to approximately $139 million in 2017 from approximately $393 million in the comparable prior-year period primarily due to lower drilling activity, partially offset by changes in accounts receivable as the 2016 period included a $130 million receivable from McMoRan for the Rowan Relentless contract termination.
We have not provided deferred income taxes on certain undistributed earnings of non-U.K. subsidiaries. Generally, earnings of non-U.K. subsidiaries in which Rowan Companies, Inc. ("RCI"), a wholly owned subsidiary of the Company, does not have a direct or indirect ownership interest can be distributed to Rowan plc without imposition of either U.K. or local country tax. It is generally our policy and intention to permanently reinvest earnings of non-United States ("U.S.") subsidiaries of RCI outside the U.S. However, we have recognized taxes related to the earnings of certain subsidiaries that are not permanently reinvested or that will not be permanently reinvested in the future.
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
At June 30, 2017, RCI’s non-U.S. subsidiaries held approximately $277 million of the $1.145 billion of consolidated cash and cash equivalents. Management believes the Company has significant net assets, liquidity, contract backlog and/or other financial resources available to meet our operational and capital investment requirements and otherwise allow the Company to continue to maintain our policy of reinvesting such undistributed earnings outside the U.K. and U.S. indefinitely.
Backlog
Our backlog by geographic area as of the date of our most recent Fleet Status Report is presented below (in millions):

	July 19, 2017
	Jack-ups	Deepwater	Total
US GOM	$10.0	$288.6	$298.6
Middle East(1)	767.6	—	767.6
North Sea	229.5	—	229.5
Central and South America	29.3	—	29.3
Total backlog	$1,036.4	$288.6	$1,325.0

(1) Backlog does not account for the anticipated changes to the Middle East fleet due to the start up of the 50/50 joint venture with Saudi Aramco expected to commence operations in third quarter 2017 (see "Overview").

We estimate our backlog will be realized as follows (in millions):

	July 19, 2017
	Jack-ups	Deepwater	Total
2017	$282.2	$152.7	$434.9
2018	385.4	135.9	521.3
2019	85.2	—	85.2
2020	65.0	—	65.0
2021 and later years	218.6	—	218.6
Total backlog	$1,036.4	$288.6	$1,325.0

Backlog does not account for the anticipated changes to the Middle East fleet due to the start up of the 50/50 joint venture with Saudi Aramco expected to commence operations in third quarter 2017 (see "Overview").

Our contract backlog represents remaining contractual terms and may not reflect actual revenue due to renegotiations or a number of factors such as rig downtime, out of service time, estimated contract durations, customer concessions or contract cancellations.
About 59% of our remaining available rig days in 2017 and 30% of available rig days in 2018 are included in backlog as revenue producing days as of July 19, 2017, excluding cold-stacked rigs. As of that date, we had two jack-ups that were cold-stacked, and three jack-ups and three drillships that were marketed and not under contract.
Since 2014, we have recognized asset impairment charges on several of our jack-up drilling units as a result of the decline in market conditions and the expectation of future demand and day rates. If market conditions deteriorate further, we could be required to recognize additional impairment charges in future periods.
Investing Activities
Capital expenditures for the six months ended June 30, 2017 totaled $57.3 million and included the following:
•$40.1 million for improvements to the existing fleet, including contractually required modifications; and
•$17.2 million for rig equipment and other.
We currently estimate our 2017 capital expenditures will range from approximately $125-$130 million, primarily for fleet maintenance, rig equipment, spares and other.
The Company participated in the recent Petrobras rig auction and was the high bidder for P-59 and P-60, two 2013 built LeTourneau Super 116E jack-up rigs, at a price of US$30 million per rig.  Petrobras has not approved the auction results and has advised that the Company’s bid is not an adequate price.  Petrobras and the Company are in discussions about the price of the rigs.  Should Petrobras and the Company come to agreement, it would increase our expected capital expenditures of $125-$130 million by the purchase price of the rigs.
We expect to fund our 2017 capital expenditures using available cash and cash flows from operations.
Our capital forecast reflects cash that we may or may not spend, and the timing of such expenditures may change.  We will periodically review and adjust the capital forecast as necessary based upon current and expected cash flows and liquidity, anticipated market conditions in our business, the availability of financial resources, and alternative uses of capital to enhance shareholder value.
In the event ARO Drilling has insufficient available cash from operations and/or is unable to obtain third party debt financing to fund its newbuild program, we may periodically be required to make additional capital contributions to the new company, up to a maximum aggregate contribution of $1.25 billion, which could affect our liquidity position in the future.
Financing Activities
We have a revolving credit facility which matures in January 2021 ("Revolving Credit Facility"). Availability under the Revolving Credit Facility is $1.50 billion through January 23, 2019, declining to $1.44 billion through January 23, 2020, and to approximately $1.29 billion through the maturity in 2021. As of June 30, 2017, no amounts were outstanding and $5.1 million in letters of credit had been issued under the Revolving Credit Facility leaving remaining availability of $1.495 billion.

RCI, a 100%-owned Delaware subsidiary of Rowan plc, is the issuer of all of our publicly traded debt securities consisting of the following series: 7.875% Senior Notes due 2019 (the "2019 Notes"); 4.875% Senior Notes due 2022 (the "2022 Notes"); 4.75% Senior Notes due 2024 (the" 2024 Notes"); 7.375% Senior Notes due 2025 (the "2025 Notes"); 5.4% Senior Notes due 2042 (the "2042 Notes"); and 5.85% Senior Notes due 2044 (the "2044 Notes" and collectively, the "Senior Notes"). The Senior Notes and amounts outstanding under our Revolving Credit Facility are guaranteed by Rowan plc on a full, unconditional and irrevocable basis.
In December 2016, we commenced cash tender offers for $750 million aggregate principal amount of certain notes, 5% Senior Notes due 2017 (the "2017 Notes"), the 2019 Notes, the 2022 Notes and the 2024 Notes and collectively, "Subject Notes" issued by the Company, which tender offers expired on January 3, 2017 (the "Tender Offers"). Subject Notes validly tendered and accepted for purchase prior to the early tender expiration time on December 16, 2016, received tender offer consideration plus an early tender premium. As a result of the Tender Offers, in December 2016, we paid $490.5 million to repurchase $463.9 million aggregate principal amount of outstanding Subject Notes, consisting of $265.5 million of the 2017 Notes, $186.7 million of the 2019 Notes, $9.8 million of the 2022 Notes and $1.9 million of the 2024 Notes, and recognized a $33.6 million loss on the early extinguishment of debt which included approximately $5.9 million of bank and legal fees.
On December 19, 2016, we completed the issuance of $500 million aggregate principal amount of the 2025 Notes at a price of 100% of the principal amount. We used the net proceeds of the offering, approximately $492 million, along with cash on hand, to fund the repurchase of Subject Notes pursuant to the Tender Offers. $5.3 million of the cash paid to the underwriting banks in the form of the underwriters discount and structuring fee was expensed and included in the $33.6 million loss on early extinguishment of debt related to the Tender Offers. Interest on the 2025 Notes is payable on June 15 and December 15 of each year, beginning on June 15, 2017. The 2025 Notes contain a provision whereby upon a change of control repurchase event, as defined in the indenture governing the 2025 Notes, we may be required to make an offer to repurchase all outstanding notes at a price in cash equal to 101% of the aggregate principal amount of the notes repurchased, plus any accrued and unpaid interest to the repurchase date. Otherwise, the 2025 Notes contain substantially the same provisions as the Company’s other Senior Notes.
In January 2017, at the expiration of the Tender Offers, we paid $32.8 million to repurchase $34.6 million aggregate principal amount of outstanding Subject Notes, consisting of $0.1 million of the 2017 Notes, $0.9 million of the 2019 Notes and $33.6 million of the 2022 Notes.
On January 9, 2017, we called for redemption $92.1 million aggregate principal amount of the 2017 Notes that remained outstanding and on February 8, 2017, we paid $94.0 million to redeem such notes.
In the second quarter of 2017, we paid $33.5 million in cash to retire $35.8 million aggregate principal amount of the 2022 Notes and recognized a $2.4 million gain on early extinguishment of debt.
In July 2017, the Company paid $7.0 million in cash to retire $6.5 million aggregate principal amount of the 2019 Notes.
As of June 30, 2017, we had $2.5 billion of outstanding long-term debt consisting of $207.9 million principal amount of the 2019 Notes; $620.8 million principal amount of the 2022 Notes; $398.1 million aggregate principal amount of the 2024 Notes; $500.0 million aggregate principal amount of the 2025 Notes; $400.0 million principal amount of the 2042 Notes and $400.0 million aggregate principal amount of the 2044 Notes.
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

Restrictive provisions in the Company’s bank credit facility agreement limit consolidated debt to 60% of book capitalization. Our consolidated debt to total capitalization ratio at June 30, 2017 was 32%.
Other provisions of our debt agreements limit the ability of the Company to create liens that secure debt, engage in sale and leaseback transactions, merge or consolidate with another company and, in the event of noncompliance, restrict investment activities and asset purchases and sales, among other things. The Company was in compliance with its debt covenants at June 30, 2017 and expects to remain in compliance over the following twelve months.
Letters of credit
We periodically employ letters of credit in the normal course of our business, and had outstanding letters of credit of approximately $15.1 million at June 30, 2017, of which $5.1 million were issued under our Revolving Credit Facility.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES
The Company’s significant accounting policies are presented in Note 2 of "Notes to Consolidated Financial Statements" in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016. These policies, and management judgments, assumptions and estimates made in their application, underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that our most critical accounting policies and management estimates involve carrying values of long-lived assets, pension and other postretirement benefit liabilities and costs (specifically, assumptions used in actuarial calculations), and income taxes (particularly our estimated reserves for uncertain tax positions) as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.
During the three and six months ended June 30, 2017, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates were based.
Recent Accounting Pronouncements
Information related to recent accounting pronouncements is described in Note 1 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk – Our outstanding debt at June 30, 2017, consisted entirely of fixed-rate debt with a carrying value of $2.517 billion and a weighted-average annual interest rate of 5.9%. Due to the fixed-rate nature of our debt, management believes the risk of loss due to changes in market interest rates is not material.
Currency exchange rate risk – A substantial majority of our revenues are received in U.S. dollars, which is our functional currency. However, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. Our risk policy allows us to enter into forward exchange contracts; however, we do not currently anticipate entering into such transactions in the future and had no such contracts outstanding as of June 30, 2017. We do not enter into such transactions for the purpose of speculation, trading or investing in the market.
Commodity price risk – Fluctuating commodity prices affect our future earnings materially to the extent that they influence demand for our products and services.
Item 4. Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.
There have been no changes to our internal controls over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following table presents information with respect to acquisitions of our shares for the second quarter of 2017:

Month ended	Total number of shares acquired (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
Balance forward				$—
April 30, 2017	14,194	$14.28	—	—
May 31, 2017	1,959	13.41	—	—
June 30, 2017	—	—	—	—
Total	16,153	$14.18	—

(1) The total number of shares acquired includes shares acquired from employees by an affiliated employee benefit trust upon forfeiture of nonvested awards or in satisfaction of tax withholding requirements. The price paid for shares acquired as a result of forfeitures is the nominal value of $0.125 per share. The price paid for shares acquired in satisfaction of withholding taxes is the share price on the date of the transaction. There were no shares repurchased under any share repurchase program during the second quarter of 2017.

(2) The ability to make share repurchases is subject to the discretion of the Board of Directors and the limitations set forth in the Companies Act of the U.K., which generally provide that share repurchases may only be made out of distributable reserves. In addition, U.K. law also generally prohibits a company from repurchasing its own shares through "off market purchases" without the prior approval of shareholders, which approval is valid for a maximum period of five years. Prior to and in connection with the redomestication, we obtained approval of a purchase agreement with a specified dealer which authorized us to purchase up to a maximum of 50,000,000 shares over a five-year period, subject to an annual cap of 10% of the shares outstanding at the beginning of each applicable year. This authority expired in April 2017, however, we received shareholder approval for new repurchase agreements and counterparties at our general meeting of shareholders held on May 25, 2017. The Board has authority to commence or suspend share repurchases from time to time without prior notice. U.K. law prohibits us from conducting "on market purchases" because our shares are not traded on a recognized investment exchange in the U.K.

Item 6.  Exhibits
(a)    The following is a list of exhibits filed with this Form 10-Q:

10.1+	Form of non-Employee Director Non-Deferred Restricted Share Unit Notice, incorporated by reference to Exhibit 10.1 to the Company's Current Report on From 8-K filed on May 25, 2017 (File No. 1-05491).
10.2+	Amended and Restated 2013 Rowan Companies plc Incentive Plan, incorporated by reference to Exhibit I to the Company's proxy statement filed on March 31, 2017 (File No. 1-5491).
10.3
Form of Share Repurchase Contract and Form of Rule 10b5-1 Repurchase Plan, incorporated by reference to Exhibits II and III, respectively, to the Company's proxy statement filed on March 31, 2017 (File No. 1-5491).

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
+ Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROWAN COMPANIES PLC
(Registrant)

Date: August 2, 2017	/s/ STEPHEN M. BUTZ
Stephen M. Butz
Executive Vice President and
Chief Financial Officer

Date: August 2, 2017	/s/ DENNIS S. BALDWIN
Dennis S. Baldwin
Chief Accounting Officer