Form 10-Q
period 2017-09-30
ROWAN COMPANIES PLC
filed 2017-11-01
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

The number of Class A ordinary shares, $0.125 par value, outstanding at Wednesday, October 25, 2017, was 126,253,099, which excludes 1,863,636 shares held by an affiliated employee benefit trust.

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

•
our ability to realize the expected benefits of our joint venture with Saudi Aramco, our ability to fund any related capital contributions, and increased risks of concentrated operations in the Middle East;

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
Such risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. Should one or more of these risks or uncertainties materialize or should our underlying assumptions prove incorrect, actual results may vary materially from those indicated. In addition to the risks, uncertainties and assumptions described above, you should also carefully read and consider the risk factors and forward-looking statement disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2016, and any subsequent Quarterly Reports on Form 10-Q.
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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
REVENUES	$291.6	$379.4	$986.1	$1,491.4

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	167.4	186.0	504.9	598.3
Depreciation and amortization	103.4	102.2	304.0	301.2
Selling, general and administrative	25.0	23.5	71.0	76.5
Loss on disposals of property and equipment	2.8	1.2	9.3	5.3
Material charges and other operating items	—	32.9	—	32.9
Total costs and expenses	298.6	345.8	889.2	1,014.2

INCOME (LOSS) FROM OPERATIONS	(7.0)	33.6	96.9	477.2

OTHER INCOME (EXPENSE):
Interest expense	(38.5)	(39.4)	(117.0)	(116.6)
Interest income	3.7	1.2	8.9	2.1
Gain (loss) on extinguishment of debt	(0.5)	—	1.7	2.4
Other - net	(0.4)	(2.1)	(0.5)	(5.4)
Total other (expense), net	(35.7)	(40.3)	(106.9)	(117.5)

INCOME (LOSS) BEFORE INCOME TAXES	(42.7)	(6.7)	(10.0)	359.7
Provision (benefit) for income taxes	(21.8)	(12.2)	29.3	14.7

NET INCOME (LOSS)	$(20.9)	$5.5	$(39.3)	$345.0

NET INCOME (LOSS) PER SHARE - BASIC	$(0.17)	$0.04	$(0.31)	$2.75

NET INCOME (LOSS) PER SHARE - DILUTED	$(0.17)	$0.04	$(0.31)	$2.73

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
NET INCOME (LOSS)	$(20.9)	$5.5	$(39.3)	$345.0

OTHER COMPREHENSIVE INCOME:
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income, net of income tax expense of $10.3 for the three and nine months ended September 30, 2016 (See Note 3).	—	19.2	—	19.2
Net reclassification adjustment for amounts recognized in net income (loss) as a component of net periodic benefit cost, net of income tax expense of $0.5 and $0.5 for the three months ended September 30, 2017 and 2016 and $1.5 and $3.2 for the nine months ended September 30, 2017 and 2016, respectively (see Notes 3 and 8).	1.0	1.0	2.7	6.0

	1.0	20.2	2.7	25.2

COMPREHENSIVE INCOME (LOSS)	$(19.9)	$25.7	$(36.6)	$370.2
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,220.0	$1,255.5
Receivables - trade and other	244.1	301.3
Prepaid expenses and other current assets	24.5	23.5
Total current assets	1,488.6	1,580.3

PROPERTY AND EQUIPMENT:
Drilling equipment	8,985.6	8,965.3
Other property and equipment	140.4	135.5
Property and equipment - gross	9,126.0	9,100.8
Less accumulated depreciation and amortization	2,310.1	2,040.8
Property and equipment - net	6,815.9	7,060.0
Investment in unconsolidated subsidiary	25.0	—

Other assets	43.7	35.3
	$8,373.2	$8,675.6

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$—	$126.8
Accounts payable - trade	71.4	94.3
Deferred revenues	43.8	103.9
Accrued liabilities	141.4	158.8
Total current liabilities	256.6	483.8

Long-term debt, less current portion	2,510.2	2,553.4
Other liabilities	292.5	338.8
Deferred income taxes - net	19.2	185.7
Commitments and contingent liabilities (Note 4)

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value, 128.1 and 128.0 shares issued, respectively; and 126.2 and 125.5 shares outstanding, respectively	16.0	16.0
Additional paid-in capital	1,484.6	1,471.7
Retained earnings	3,997.7	3,830.4
Cost of 1.9 and 2.5 treasury shares, respectively	(9.3)	(7.2)
Accumulated other comprehensive loss	(194.3)	(197.0)
Total shareholders' equity	5,294.7	5,113.9
	$8,373.2	$8,675.6
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Shares outstanding	Class A ordinary shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance, January 1, 2016	124.8	$15.7	$1,458.5	$3,509.8	$(12.2)	$(199.3)	$4,772.5
Net shares issued (acquired) under share-based compensation plans	0.6	—	(9.5)	—	5.1	—	(4.4)
Share-based compensation	—	—	16.3	—	—	—	16.3
Excess tax benefit from share-based awards	—	—	2.6	—	—	—	2.6
Retirement benefit adjustments, net of taxes of $13.5	—	—	—	—	—	25.2	25.2
Net income	—	—	—	345.0	—	—	345.0
Balance, September 30, 2016	125.4	$15.7	$1,467.9	$3,854.8	$(7.1)	$(174.1)	$5,157.2

Balance, January 1, 2017	125.5	$16.0	$1,471.7	$3,830.4	$(7.2)	$(197.0)	$5,113.9
Net shares issued (acquired) under share-based compensation plans	0.7	—	(2.3)	—	(2.1)	—	(4.4)
Share-based compensation	—	—	15.2	—	—	—	15.2
Adoption of new accounting standard	—	—	—	206.6	—	—	206.6
Retirement benefit adjustments, net of taxes of $1.5	—	—	—	—	—	2.7	2.7
Net loss	—	—	—	(39.3)	—	—	(39.3)
Balance, September 30, 2017	126.2	$16.0	$1,484.6	$3,997.7	$(9.3)	$(194.3)	$5,294.7
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(39.3)	$345.0
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	304.0	301.2
Deferred income taxes	32.8	(21.9)
Provision for pension and other postretirement benefits	5.1	13.0
Share-based compensation expense	19.5	25.9
Loss on disposals of property and equipment	9.3	5.3
Contingent payment derivative	0.1	(4.2)
Asset impairment charges	—	34.3
Other	1.7	0.3
Changes in current assets and liabilities:
Receivables - trade and other	50.8	(30.0)
Prepaid expenses and other current assets	5.3	2.1
Accounts payable	(14.9)	(18.3)
Accrued income taxes	(1.3)	13.6
Other current liabilities	6.8	(23.7)
Other postretirement benefit claims paid	(2.0)	(6.6)
Contributions to pension plans	(23.9)	(16.1)
Deferred revenues	(70.0)	45.3
Net changes in other noncurrent assets and liabilities	(43.0)	28.3
Net cash provided by operating activities	241.0	693.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(78.6)	(88.5)
Investment in unconsolidated subsidiary	(25.0)	—
Proceeds from disposals of property and equipment	1.5	1.1
Net cash used in investing activities	(102.1)	(87.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reductions of long-term debt	(170.0)	(47.9)
Shares repurchased for tax withholdings on vesting of restricted share units	(4.4)	(4.9)
Net cash used in financing activities	(174.4)	(52.8)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35.5)	553.3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,255.5	484.2
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,220.0	$1,037.5
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations and Basis of Presentation
Rowan Companies plc, a public limited company incorporated under the laws of England and Wales ("Rowan plc"), is a global provider of contract drilling services with a fleet, as of October 19, 2017, of 26 mobile offshore drilling units, comprised of 22 self-elevating jack-up rigs and four ultra-deepwater drillships. The Company contracts its drilling rigs, related equipment and work crews primarily on a day-rate basis in markets throughout the world, currently including the United States ("U.S.") Gulf of Mexico, the U.K. and Norwegian sectors of the North Sea, the Middle East and Trinidad. Additionally, the Company is a partner in a 50/50 joint venture, known as Saudi Aramco Rowan Offshore Drilling Company ("ARO"), with Saudi Aramco that owns, as of October 19, 2017, a fleet of four self-elevating jack-up rigs that operate in the Arabian Gulf (See Note 12).
The financial statements included in this Form 10-Q are presented in U.S. dollars ("USD") and include the accounts of Rowan Companies plc and its direct and indirect subsidiaries. Unless the context otherwise requires, the terms "Rowan," "Company," "we," "us" and "our" are used to refer to Rowan plc and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
The financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and the applicable rules and regulations of the SEC. Certain information and notes have been condensed or omitted as permitted by those rules and regulations. The financial information included in this report is unaudited, but management believes the accompanying financial statements contain all adjustments, which are of a normal recurring nature unless otherwise noted, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The preparation of our condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Joint Venture
On November 21, 2016, Rowan and Saudi Aramco, through their subsidiaries, entered into a Shareholders’ Agreement to create a 50/50 joint venture (the "Shareholders' Agreement") to own, manage and operate offshore drilling units in Saudi Arabia. The new entity, ARO, was formed in May 2017 with each of Rowan and Saudi Aramco contributing $25 million to be used for working capital needs. ARO commenced operations on October 17, 2017 (see Note 12). We account for Rowan's interest in the joint venture using the equity method of accounting. The entity is a variable interest entity; however, Rowan is not the primary beneficiary. Our judgment regarding the level of influence over this joint venture included considering key factors such as each Company's ownership interest, representation on the board of managers of ARO, ability to direct activities that most significantly impact the entity's economic performance, as well as the ability to influence policy-making decisions.
On October 17, 2017, Rowan and Saudi Aramco amended the asset transfer and contribution agreements (the "Amended Agreements"), previously entered into in connection with the Shareholders' Agreement, to, among other things, modify and clarify the mechanics associated with the formation of ARO to provide for: (1) equal cash contributions to ARO by each of Rowan and Saudi Aramco, (2) the subsequent sale of: (a) three rigs and related assets to ARO by Rowan in exchange for cash and (b) one rig and related assets to ARO by Saudi Aramco in exchange for cash, and (3) the distribution by ARO of excess cash in the amount of approximately $88 million to each party maintaining each party’s 50% ownership interest in ARO following such asset sales. On October 17, 2017, these transactions were completed. Pursuant to the terms of the Shareholders' Agreement and the Amended Agreements, Saudi Aramco will also sell an additional rig to ARO in late 2017 for cash. Rowan will then sell two more rigs in late 2018 when those rigs complete their current contracts, and Saudi Aramco will make a matching cash contribution at that time (See Note 12). At the various asset sale dates, excess cash is expected to be distributed in equal parts to the shareholders. Rigs sold will receive contracts for an aggregate 15 years, renewed and re-priced every three years, provided that the rigs meet the technical and operational requirements of Saudi Aramco.

Rowan rigs in Saudi Arabia not selected for sale to the JV will be managed by ARO until the end of their current contracts with Saudi Aramco pursuant to a management services agreement that provides for a management fee equal to a percentage of revenue to cover overhead costs.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Each of Rowan and Saudi Aramco have agreed to take all steps necessary to ensure that ARO purchases at least 20 newbuild jack-up rigs ratably over 10 years once Aramco’s joint venture to manufacture rigs commences operations. The first rig is expected to be delivered as early as 2021. The partners intend that the newbuild jack-up rigs will be financed out of available cash from operations and/or funds available from third party debt financing. The parties agreed that Saudi Aramco as a customer will provide drilling contracts to ARO in connection with the acquisition of the new rigs, which contracts could be used as security for third party debt financing if needed. If cash from operations or financing is not available to fund the cost of the newbuild jack-up rig, each partner will be obligated to contribute funds to purchase such rigs, over time of up to a maximum amount of $1.25 billion per partner in the aggregate for all 20 newbuild jack-up rigs, which total investment amount is subject to a reduction formula as Rigs are delivered. Further, no shareholder will be required to fund the delivery of more than three rigs during any twelve (12) month period.

New Accounting Pronouncements - Recently Adopted
Stock Compensation – In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-based Payment Accounting (Accounting Standards Codification ("ASC") 718), which simplifies several aspects of accounting for employee share-based payment awards, including the accounting for income taxes, withholding taxes and forfeitures, as well as classification on the statement of cash flows. The Company adopted this ASU as of January 1, 2017 and elected to account for forfeitures when they occur, on a modified retrospective basis. As required by this ASU, the Condensed Consolidated Statement of Cash Flows was retroactively adjusted for the nine months ended September 30, 2016, to reclass $4.9 million from operating activities to financing activities related to shares repurchased for tax withholdings on vesting of restricted share units ("RSUs"). The Company prospectively adopted the provision of this ASU related to the classification of excess tax benefits on the statement of cash flows as an operating cash flow. The adoption did not have a material impact on our financial statements.
Income Taxes - In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (ASC 740): Intra-Entity Transfers of Assets Other than Inventory, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. As permitted under this ASU, the Company elected early adoption of this ASU as of January 1, 2017 and recorded a $206.6 million increase to retained earnings for the remaining unamortized deferred tax liability resulting from intra-entity transactions. The impact of the adoption of this ASU was a reduction in tax benefits of $8.0 million and $13.9 million, or a reduction per share of $0.06 and $0.11, for the three and nine months ended September 30, 2017, respectively.
New Accounting Pronouncements - to be Adopted
Revenue Recognition – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (ASC 606), which sets forth a global standard for revenue recognition and replaces most existing industry-specific guidance. The Company will be required to adopt the new standard in annual and interim periods beginning January 1, 2018. To depict the transfer of promised goods or services to customers, ASC 606 requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. The Company will adopt ASC 606 effective January 1, 2018, using the full retrospective method, concurrently with ASU No. 2016-02, Leases (ASC 842) as discussed below, and expects enhanced disclosures related to these adoptions. As set forth below, the Company continues to evaluate the impact of ASC 606 to our consolidated financial statements. Our evaluation has focused on the impact of ASC 606 and 842 when applied together to drilling contracts with customers.
Lease Accounting – In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842): Amendments to the FASB ASC, which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity's leasing arrangements. Lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including a number of optional practical expedients that entities may elect to apply. ASC 842 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Under the updated accounting standards, the Company has determined that our drilling contracts contain a lease component, and therefore, our adoption will require that the Company separately recognize revenues associated with the lease and services components. Our adoption, and the ultimate effect on our consolidated financial statements, will be based on an evaluation of the contract-specific facts and circumstances, and such effect could result in differences in the timing of our revenue recognition relative to current accounting standards. Due to the interaction with the issued accounting standard on revenue recognition, the Company expects to adopt ASC 842 effective January 1, 2018, concurrently with ASC 606.
Our adoption of the revenue and lease accounting standards will have an impact on how our consolidated balance sheets, statements of income, cash flows, and disclosures contained in our notes to consolidated financial statements will be presented.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In evaluating the impacts that adoption of ASC 606 and 842 will have on the recognition of revenue from drilling contracts with customers, we have participated in the International Association of Drilling Contractors Accounting Sub-committee ("IADC Accounting Sub-committee"). The IADC Accounting Sub-committee met with the FASB in June 2017 regarding the application of the in-substance fixed payments guidance under ASC 842. In September 2017, the FASB provided some clarification, but the IADC Accounting Sub-committee requested additional clarification regarding the methodology to allocate revenue between the lease and service components of our drilling contracts. A response from the FASB is pending. The Company has completed training on the ASCs, formed an implementation team and is in the process of evaluating and documenting its drilling contracts with customers as well as lessee arrangements with vendors to address both ASC 606 and 842. For the adoption of these standards, the Company is also evaluating its business processes and its potential impact on our internal controls over financial reporting.
As a lessee, we have estimated future minimum lease commitments of approximately $40 million with an estimated present value of approximately $30 million based on our currently identified lease portfolio. We continue to refine our estimate, which is subject to change at the adoption date of ASC 842.
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
Statement of Cash Flows Restricted Cash - In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (ASC 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents in the statement of cash flows. The changes in restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees with the amount shown on the statement of cash flows. Details on the nature and amounts of restricted cash should also be disclosed. The Company will be required to adopt the amendments in this ASU in annual and interim periods beginning January 1, 2018, with early adoption permitted. Adoption is required to be applied using a retrospective approach to each period presented. The Company is in the process of evaluating the impact these amendments may have on our consolidated financial statements.

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

Gains and losses from the Derecognition of Nonfinancial Assets - In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (ASC 610-20), which clarifies the scope and application of recently established guidance on recognition of gains and losses from derecognition of non-financial assets, and defines in-substance non-financial assets. In addition, the guidance clarifies the accounting for partial sales of non-financial assets to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a non-customer, when a non-controlling interest is received or retained, the latter is considered non-cash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. The Company would be required to adopt the amendments in this ASU in annual and interim periods beginning January 1, 2018, with early adoption permitted. The Company is in the process of evaluating the impact these amendments may have on our consolidated financial statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost - In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (ASC 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Entities will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement.  The ASU also allows only the service cost component to be eligible for capitalization. This ASU is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is in the process of finalizing its evaluation, but currently does not expect the amendments in this ASU to have a material impact on our consolidated financial statements.

Stock Compensation (Scope of Modification) – In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (ASC 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. An entity will not have to account for the effects of a modification if all of the following are met: (1) The fair value of the modified award is the same as that of the original award immediately before the modification; (2) the vesting conditions of the modified award are the same as that of the original award immediately before the modification; and (3) the classification of the modified award as either an equity instrument or liability instrument is the same as that of the original award immediately before the modification. The Company will be required to adopt the amendments in this ASU in annual and interim periods beginning January 1, 2018, with early adoption permitted. Adoption is required to be applied on a prospective basis to an award modified on or after the adoption date. The Company is in the process of finalizing its evaluation, but currently does not expect the amendments in this ASU to have a material impact on our consolidated financial statements.

Note 2 – Earnings Per Share
A reconciliation of shares for basic and diluted income per share is set forth below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Average common shares outstanding	126.2	125.4	126.1	125.3
Effect of dilutive securities - share-based compensation	—	1.3	—	1.1
Average shares for diluted computations	126.2	126.7	126.1	126.4
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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Share options and appreciation rights	1.7	1.6	1.7	1.7
Nonvested restricted shares, P-Units and RSUs	4.0	0.7	3.9	1.3
Total potentially dilutive shares	5.7	2.3	5.6	3.0
Note 3 – Pension and Other Postretirement Benefits
The Company provides defined-benefit pension, health care and life insurance benefits upon retirement for certain full-time employees.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of net periodic pension cost were as follows (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service cost	$1.2	$4.6	$9.2	$12.2
Interest cost	6.4	6.7	19.1	19.7
Expected return on plan assets	(9.3)	(9.9)	(28.2)	(29.7)
Amortization of net loss	5.9	5.6	17.4	15.8
Amortization of prior service credit	(1.3)	(1.2)	(3.8)	(3.7)
Net periodic pension cost	$2.9	$5.8	$13.7	$14.3
The components of net periodic cost of other postretirement benefits were as follows (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service cost	$—	$—	$0.1	$0.2
Interest cost	0.2	0.4	0.7	1.4
Amortization of net loss	0.2	0.2	0.5	0.2
Amortization of prior service credit	(3.3)	(2.9)	(9.9)	(3.1)
Total other postretirement benefit cost	$(2.9)	$(2.3)	$(8.6)	$(1.3)
On August 10, 2016, the Company communicated changes to the participants in its postretirement benefits plan, which was previously frozen to new entrants in 2008. Based on these changes, effective as of January 1, 2017, eligible participants now receive a health reimbursement account that provides a fixed dollar benefit per year. The impact of these changes to the plan and related, as of August 10, 2016, are presented in the table below (in millions):

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
During the nine months ended September 30, 2017, the Company contributed $25.9 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $6.1 million for the remainder of 2017.

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
The gross unrecognized tax benefits excluding penalties and interest are $101 million and $120 million as of September 30, 2017 and December 31, 2016, respectively. The decrease to gross unrecognized tax benefits was primarily due to a lapse in statutes of limitations and audit settlement offset by foreign currency exchange revaluation and tax positions taken related to current year-to-date anticipated transfer pricing positions. If the September 30, 2017, net unrecognized tax benefits excluding penalties and interest were recognized, this would favorably impact our tax provision by $39 million.
It is reasonable that the existing liabilities for the unrecognized tax benefits may increase or decrease over the next 12 months as a result of audit closures and statute expirations, however, the ultimate timing of the resolution and/or closure of audits is highly uncertain.
Letters of credit – The Company periodically employs letters of credit in the normal course of our business, and had outstanding letters of credit of approximately $8.1 million at September 30, 2017, of which $5.1 million were issued under the Company's revolving credit facility which matures in January 2021 ("Revolving Credit Facility").
Joint venture funding obligations – For Rowan's potential obligation to fund ARO for newbuild jack-up rigs see Note 1.
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
Additionally, on February 22, 2017, the Company granted to certain members of management P-Units that have a target value of $100 per unit. The amount ultimately earned is determined by the Company’s total shareholder return ("TSR") relative to a selected group of peer companies, as defined in the award agreement, over a three-year period ending December 31, 2019. The amount earned could range from zero to $200 per unit depending on performance. Twenty-five percent of the P-Units’ value is determined by the Company’s relative TSR ranking for each one-year period ended December 31, 2017, 2018, and 2019 and 25% of the P-Units’ value is determined by the relative TSR ranking for the three-year period ending December 31, 2019. P-Units cliff vest and payment is made, if any, on the third anniversary following the grant date. Any employee who terminates employment with the Company prior to the third anniversary for any reason other than retirement will not receive any payment with respect to P-Units unless approved by the compensation committee of the board of directors of the Company (the "Compensation Committee"). Settlement of the P-Units granted may be in cash or shares, at the Compensation Committee's discretion.

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
Liabilities for estimated P-Unit obligations at September 30, 2017, for 2017 grants and prior, included $9.7 million and $7.8 million classified as current and noncurrent, respectively, compared to $10.9 million and $12.8 million, respectively, at December 31, 2016. Current and noncurrent estimated P-Unit liabilities are included in Accrued liabilities, and Other liabilities, respectively, in the Condensed Consolidated Balance Sheets.

At September 30, 2017, estimated unrecognized compensation cost related to nonvested share-based compensation arrangements totaled approximately $39.6 million, which is expected to be recognized as compensation expense over a remaining weighted-average period of 1.9 years.
Note 6 – Derivatives
On May 23, 2016, the Company reached an agreement with Freeport-McMoRan Oil and Gas LLC and its parent company, Freeport-McMoRan Inc. ("FCX") in connection with the drilling contract for the drillship Rowan Relentless ("FCX Agreement"), which was scheduled to terminate in June 2017. In connection with the FCX Agreement, the Company received the right to receive up to two additional contingent payments from FCX, payable on September 30, 2017, of $10 million (the "First FCX Contingent Payment") and $20 million (the "Second FCX Contingent Payment" and, together with the First FCX Contingent Payment, the "FCX Contingent Payments") depending on the average price of West Texas Intermediate ("WTI") crude oil over a 12-month period beginning June 30, 2016. The FCX Contingent Payments would have been due if the average price over the period was greater than $50 per barrel with respect to the First FCX Contingent Payment and $65 per barrel with respect to the Second FCX Contingent Payment. In January 2017, the Company and FCX settled the $10 million contingent payment provision with a $6.0 million payment received by the Company.
The Company determined that the FCX Contingent Payments were freestanding financial instruments and that they each met the criteria of a derivative instrument. The FCX Contingent Payments were initially recorded to revenue at a fair value of $6.2 million on May 23, 2016, and were revalued at each reporting date with changes in the fair value reported as non-operating income or expense. As of September 30, 2017, the value of the Second FCX Contingent Payment was zero based on the actual results of the average price of WTI crude oil over the period determined in the agreement; therefore, no payment will be due to the Company.
The following table provides the fair value of the Company’s derivative as reflected in the Condensed Consolidated Balance Sheets (in millions):

	Fair value
Balance sheet classification	September 30, 2017	December 31, 2016
Derivative:
Contingent Payment Derivative
Prepaid expenses and other current assets	$—	$6.1

The following table provides the revaluation effect of the Company’s derivative on the Condensed Consolidated Statements of Operations (in millions):

		Amount of gain (loss) recognized in income (loss)
		Three months ended September 30,		Nine months ended September 30,
Derivative	Classification of gain (loss) recognized in income (loss)	2017	2016	2017	2016
Contingent Payment Derivative	Other - net	$—	$(2.2)	$(0.1)	$(2.0)

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
Derivative
The fair values of the FCX Contingent Payments (Level 3) were estimated using a Monte Carlo simulation model, which calculated the probabilities of the daily closing WTI spot price exceeding the $50 price target and the $65 price target ("Price Targets"), respectively, on a daily averaging basis during the 12-month payment measurement period ending on June 30, 2017. The probabilities were applied to the payout at each Price Target to calculate the probability-weighted expected payout. The following were the significant inputs used in the valuation of the FCX Contingent Payments: the WTI spot price on the valuation date, the expected volatility, and the risk-free interest rate, and the slope of the WTI forward curve, which were $47.48, 37.5%, 0.765% and 5.5% at May 23, 2016, respectively. The expected volatility was estimated from the implied volatility rates of WTI crude futures. The risk-free rate was based on yields of U.S. Treasury securities commensurate with the remaining term of the FCX Contingent Payments. At December 31, 2016, the Company valued the FCX Contingent Payments in the amount of $6.1 million which was classified as Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. In January 2017, the Company and FCX settled the First FCX Contingent Payment with a $6.0 million payment received by the Company (see Note 6). The Second FCX Contingent Payment had no value at maturity, as the average price of WTI crude oil did not meet the terms specified in the FCX Agreement; therefore, no payment will be due to the Company (see Note 6).
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis are summarized below (in millions):

		Estimated fair value measurements
	Fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
September 30, 2017:
Assets - cash equivalents	$1,211.6	$1,211.6	$—	$—
Other assets (Egyptian Pounds)	2.4	2.4	—	—
Other assets (Angolan Kwanza)	4.4	4.4	—	—

December 31, 2016:
Assets - cash equivalents	$1,242.3	$1,242.3	$—	$—
Derivative	6.1	—	—	6.1
Other assets (Egyptian Pounds)	4.2	4.2	—	—

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At September 30, 2017, and December 31, 2016, the Company held Egyptian pounds in the amount of $2.4 million and $4.2 million, respectively that are classified as Other assets on the Condensed Consolidated Balance Sheets. The Company ceased drilling operations in Egypt in 2014, and is currently working to obtain access to the funds for use outside Egypt to the extent they are not utilized. The Company can provide no assurance it will be able to convert or utilize such funds in the future.
Given stricter currency controls in Angola, we determined in May 2017 that our previous method of converting Angola Kwanza to USD is likely no longer feasible. As a result, at September 30, 2017, the Company classified its Angolan Kwanza USD equivalent balance of $4.4 million as a non-current asset in Other assets on the Condensed Consolidated Balance Sheets. Currently, we consider the amounts to be recoverable and will continue to evaluate options to convert the Angolan Kwanza to USD; however, the Company can provide no assurance it will be able to convert or utilize such funds in the future.
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

		Estimated fair value measurements
	Fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total Gains (Losses)
2016:
Property and equipment, net (1)	9.3	—	—	9.3	(34.3)

(1) This represents a non-recurring fair value measurement made at September 30, 2016, for five of our jack-up drilling units.
During the quarter ended September 30, 2016, we conducted an impairment test of our assets and determined that the carrying values for five of our jack-up drilling units were not recoverable from their undiscounted cash flows and exceeded the rigs' estimated fair values measured under an income approach. As a result, we recognized a noncash impairment charge of $34.3 million, which is included in Material charges and other operating items on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016.
In each case, our estimate of fair value required us to use significant unobservable inputs, which are internally developed assumptions not observable in the market, including assumptions related to future demand for drilling services, estimated availability of rigs, and future day rates, among others.
Other Fair Value Measurements
Financial instruments not required to be measured at fair value consist of the Company’s publicly traded debt securities. Our publicly traded debt securities had a carrying value of $2.510 billion at September 30, 2017, and an estimated fair value at that date aggregating $2.253 billion, compared to a carrying and fair value of $2.680 billion and $2.448 billion, respectively, at December 31, 2016. Fair values of our publicly traded debt securities were provided by a broker who makes a market in such securities and were measured using a market-approach valuation technique, which is a Level 2 fair value measurement.
Concentrations of Credit Risk
We invest our excess cash primarily in time deposits and high-quality money market accounts at several large commercial banks with strong credit ratings, and therefore believe that our risk of loss is minimal.
The Company’s customers largely consist of major international oil companies, national oil companies and large investment-grade exploration and production companies. We routinely evaluate and monitor the credit quality of potential and current customers. The Company maintains reserves for credit losses when necessary and actual losses have been within management's expectations.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three customers accounted for 59% and 40%, respectively, of consolidated revenues as follows (in millions):

	Nine months ended September 30,
	2017	2016
Saudi Aramco (2)	29%	19%
Anadarko (3)	16%	9%
Cobalt International (1) (3)	14%	12%

(1) The nine months ended September 30, 2017 includes amortization of $57.5 million of $95.9 million of revenue deferred in 2016 related to a contract amendment to our subsidiary's drilling contract with Cobalt International (See Note 9).

(2) Included in the Jack-up Segment
(3) Included in the Deepwater Segment
These customers accounted for 64% and 55%, respectively, of consolidated trade receivable balance as follows (in millions):

	September 30, 2017	December 31, 2016
Saudi Aramco (1)	47%	32%
Anadarko (2)	17%	4%
Cobalt International (2)	—%	19%

(1) Included in the Jack-up Segment
(2) Included in the Deepwater Segment
Note 8 – Shareholders' Equity
Reclassifications from Accumulated Other Comprehensive Loss – The following table sets forth the significant amounts reclassified out of each component of accumulated other comprehensive loss and their effect on net income (loss) for the period (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Amounts recognized as a component of net periodic pension and other postretirement benefit cost:
Amortization of net loss	$(6.1)	$(5.8)	$(17.9)	$(16.0)
Amortization of prior service credit	4.6	4.3	13.7	6.8
Total before income taxes	(1.5)	(1.5)	(4.2)	(9.2)
Income tax benefit	0.5	0.5	1.5	3.2
Total reclassifications for the period, net of income taxes	$(1.0)	$(1.0)	$(2.7)	$(6.0)
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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9 – Other Financial Statement Disclosures
Accounts Receivable – The following table sets forth the components of Receivables - Trade and Other (in millions):

	September 30, 2017	December 31, 2016
Trade	$228.6	$286.2
Income tax	8.3	7.7
Other	7.2	7.4
Total receivables - trade and other	$244.1	$301.3

Accrued Liabilities – The following table sets forth the components of Accrued Liabilities (in millions):

	September 30, 2017	December 31, 2016
Pension and other postretirement benefits	$10.2	$32.1
Compensation and related employee costs	58.1	62.4
Interest	39.5	33.6
Income taxes	17.1	18.3
Other	16.5	12.4
Total accrued liabilities	$141.4	$158.8
Long-term Debt – Long-term debt consisted of the following (in millions):

	September 30, 2017	December 31, 2016
5% Senior Notes, due September 2017 ($92.2 million principal amount; 5.2% effective rate)	$—	$92.0
7.875% Senior Notes, due August 2019 ($201.4 million and $209.8 million principal amount, respectively; 8.0% effective rate)	200.8	208.9
4.875% Senior Notes, due June 2022 ($620.8 million and $690.2 million principal amount, respectively; 4.7% effective rate)	624.8	695.4
4.75% Senior Notes, due January 2024 ($398.1 million principal amount; 4.8% effective rate)	395.8	395.6
7.375% Senior Notes, due June 2025 ($500 million principal amount; 7.4% effective rate)	497.4	497.2
5.4% Senior Notes, due December 2042 ($400 million principal amount; 5.4% effective rate)	395.1	394.9
5.85% Senior Notes, due January 2044 ($400 million principal amount; 5.9% effective rate)	396.3	396.2
Total carrying value	2,510.2	2,680.2
Current portion (1)	—	126.8
Carrying value, less current portion	$2,510.2	$2,553.4
(1) Current portion of long-term debt at December 31, 2016 included the 5% Senior Notes due 2017, as well as the portion of 7.875% Senior Notes due 2019 and 4.875% Senior Notes due 2022 tendered in December 2016 but not settled until January 2017.

Revolving Credit Facility
Availability under the Revolving Credit Facility is $1.50 billion through January 23, 2019, declining to $1.44 billion through January 23, 2020, and to approximately $1.29 billion through the maturity in 2021. As of September 30, 2017, no amounts were outstanding and $5.1 million in letters of credit had been issued under the Revolving Credit Facility leaving remaining availability of $1.495 billion.

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
In December 2016, the Company commenced cash tender offers for $750 million aggregate principal amount of the 2017 Notes, 2019 Notes, 4.875% Senior Notes due June 2022 (the "2022 Notes") and the 4.75% Senior Notes due January 2024 (the "2024 Notes" collectively, "Subject Notes") issued by the Company (the "Tender Offers"). The Tender Offers expired on January 3, 2017; however, there was also an early tender expiration on December 16, 2016 which provided for an early tender premium. $463.9 million of Subject Notes that were validly tendered and accepted for purchase prior to the early tender expiration time were repurchased in December 2016. At the expiration of the Tender Offers on January 3, 2017, the Company paid $32.8 million to repurchase an additional $34.6 million aggregate principal amount of outstanding Subject Notes, consisting of $0.1 million of the 2017 Notes, $0.9 million of the 2019 Notes and $33.6 million of the 2022 Notes.
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
In July 2017, the Company paid $7.0 million in cash to retire $6.5 million aggregate principal amount of the 2019 Notes and recognized a $0.5 million loss on early extinguishment of debt.
Customer Contract Amendment - Deferred Revenue – During the three and nine months ended September 30, 2017, the Company amortized $28.9 million and $57.5 million, respectively, of the $95.9 million of revenue deferred in 2016 related to a contract amendment to our subsidiary's drilling contract with Cobalt International Energy, L.P. with respect to the drillship Rowan Reliance (the "Cobalt Contract"). The Cobalt Contract was originally scheduled to conclude on February 1, 2018, and the amendment provided for termination of the Cobalt Contract as early as March 31, 2017 in consideration for a lump sum payment of $95.9 million. As the Company has the obligation and intent to have the drillship or a substitute available through the pre-amended contract scheduled end date, in certain circumstances, the $95.9 million settlement was recorded in 2016 as a deferred revenue liability with an amortization period beginning April 1, 2017, and extending no further than the pre-amended contract scheduled end date.
Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $12.4 million and $23.2 million at September 30, 2017 and 2016, respectively.
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
The Company recognized tax benefit of $21.8 million and tax expense of $29.3 million for the three and nine months ended September 30, 2017, compared to tax benefit of $12.2 million and tax expense of $14.7 million for the comparable periods in 2016.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our effective tax rate was 51.0% as a result of tax benefit on pre-tax loss and (293.7)% as a result of tax expense on pre-tax loss for the three and nine months ended September 30, 2017, compared to 181.2% and 4.1% as a result of tax benefit on pre-tax loss and a tax expense on pre-tax income for the comparable prior-year periods ended September 30, 2016.
The increase in tax benefit of $9.6 million for the three month period compared to the prior-year period is primarily attributed to:

•
an increase in tax benefit due to the recognition of favorable discrete items in the current quarter greater than the favorable discrete items recognized in the prior year quarter. The current quarter discrete items are primarily for decreases in unrecognized tax benefits due to a lapse in a statute of limitations. The prior-year quarter discrete items are primarily for decreases in the U.S. valuation allowance due to additional earnings in other comprehensive income related to the change in our postretirement benefit plan and

•	an increase in the tax benefit due to a decrease in the valuation allowance on Luxembourg deferred tax assets,

•
partially offset by a decrease in tax benefit due to the adoption of ASU No. 2016-16 in the current year compared to the tax benefit from the prior year quarter's tax benefit from amortization of intra-entity transfers and

•	a decrease in deferred tax benefit related to prior year Luxembourg restructuring.

The increase in tax expense of $14.6 million for the nine month period compared to the prior-year period is primarily attributed to:

•	an increase in deferred tax expense as a result of prior year restructuring and an increase to the valuation allowance on Luxembourg deferred tax assets,

•	an increase in tax expense due to adoption of ASU No. 2016-16 in the current year compared to the prior year period’s tax benefit from amortization of intra-entity transfers,

•
offset by a decrease in tax expense due to recognition of favorable discrete items in the current period greater than the favorable discrete items recognized in the prior year period. The current period discrete items are primarily for decreases in unrecognized tax benefits due to a lapse in statutes of limitations and audit settlement. The prior-year period discrete items are primarily for decreases in the U.S. valuation allowance due to additional earnings in other comprehensive income related to the change in our postretirement benefit plan.

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
Material Charges and Other Operating Items – Material charges for the three and nine months ended September 30, 2016, include (i) non-cash asset impairment charges totaling $34.3 million on five jack-up drilling units (See Note 7) and (ii) a $1.4 million reversal of an estimated liability for settlement of a withholding tax matter during a tax amnesty period which was related to a legal settlement for a 2014 termination of a contract for refurbishment work on the Rowan Gorilla III. Payment of such withholding taxes during the tax amnesty period resulted in the waiver of applicable penalties and interest.
Note 10 – Segment Information
The Company operates in two principal operating segments – deepwater, which consists of our drillship operations, and jack-ups. Both segments provide one service – contract drilling. The Company evaluates performance primarily based on income from operations.
Depreciation and amortization and selling, general and administrative expenses related to our corporate function and other administrative offices have not been allocated to our operating segments for purposes of measuring segment operating income and are included in "Unallocated costs and other". "Other operating items" consists of non-cash asset impairment charges, net losses on equipment sales and a litigation related credit.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information for the three and nine months ended September 30, 2017, and 2016 is set forth below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Deepwater:
Revenues	$88.4	$135.1	$371.8	$699.0
Operating expenses:
Direct operating costs (excluding items below)	32.9	52.4	116.2	175.4
Depreciation and amortization	27.4	28.8	84.1	86.0
Selling, general and administrative	—	—	—	—
Other operating items	—	0.1	—	0.4
Income from operations	$28.1	$53.8	$171.5	$437.2

Jack-ups:
Revenues	$203.2	$244.3	$614.3	$792.4
Operating expenses:
Direct operating costs (excluding items below)	134.5	133.6	388.7	422.9
Depreciation and amortization	75.3	71.5	217.8	211.0
Selling, general and administrative	—	—	—	—
Other operating items	2.7	33.6	9.3	37.3
Income (loss) from operations	$(9.3)	$5.6	$(1.5)	121.2

Unallocated costs and other:
Revenues	$—	$—	$—	$—
Operating expenses:
Direct operating costs (excluding items below)	—	—	—	—
Depreciation and amortization	0.7	1.9	2.1	4.2
Selling, general and administrative	25.0	23.5	71.0	76.5
Other operating items	0.1	0.4	—	0.5
Loss from operations	$(25.8)	$(25.8)	$(73.1)	$(81.2)

Consolidated:
Revenues	$291.6	$379.4	$986.1	$1,491.4
Operating expenses:
Direct operating costs (excluding items below)	167.4	186.0	504.9	598.3
Depreciation and amortization	103.4	102.2	304.0	301.2
Selling, general and administrative	25.0	23.5	71.0	76.5
Other operating items	2.8	34.1	9.3	38.2
Income (loss) from operations	$(7.0)	$33.6	$96.9	$477.2

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11 – Guarantees of Registered Securities
RCI, a 100%-owned Delaware subsidiary of Rowan plc, is the issuer of all of our publicly traded debt securities consisting of the following series: the 2019 Notes; the 2022 Notes; the 2024 Notes; 7.375% Senior Notes due 2025; 5.4% Senior Notes due 2042; and 5.85% Senior Notes due 2044 (collectively, the "Senior Notes"). The Senior Notes and amounts outstanding under the Company's Revolving Credit Facility are guaranteed by Rowan plc on a full, unconditional and irrevocable basis.
The condensed consolidating financial information that follows is presented on the equity method of accounting in accordance with Rule 3-10 of Regulation S-X in connection with Rowan plc’s guarantee of the Senior Notes and the Company's Revolving Credit Facility and reflects the ownership structure as of September 30, 2017. Financial Information for the three and nine months ended September 30, 2016, has been recast to reflect changes to the corporate ownership structure that occurred in the fourth quarter of 2016.

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Three months ended September 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUES	$—	$0.6	$291.8	$(0.8)	$291.6

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	0.3	170.3	(3.2)	167.4
Depreciation and amortization	—	4.4	99.0	—	103.4
Selling, general and administrative	7.0	0.2	15.4	2.4	25.0
(Gain) loss on disposals of property and equipment	—	(0.1)	2.9	—	2.8
Total costs and expenses	7.0	4.8	287.6	(0.8)	298.6

INCOME (LOSS) FROM OPERATIONS	(7.0)	(4.2)	4.2	—	(7.0)

OTHER INCOME (EXPENSE):
Interest expense	—	(38.5)	(0.1)	0.1	(38.5)
Interest income	—	0.9	2.9	(0.1)	3.7
Loss on extinguishment of debt	—	(0.5)	—	—	(0.5)
Other - net	5.2	(5.1)	(0.5)	—	(0.4)
Total other income (expense), net	5.2	(43.2)	2.3	—	(35.7)

INCOME (LOSS) BEFORE INCOME TAXES	(1.8)	(47.4)	6.5	—	(42.7)
Provision (benefit) for income taxes	—	1.6	(22.3)	(1.1)	(21.8)
Equity in earnings (losses) of subsidiaries, net of tax	(19.1)	53.8	—	(34.7)	—

NET INCOME (LOSS)	$(20.9)	$4.8	$28.8	$(33.6)	$(20.9)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Three months ended September 30, 2016
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUES	$—	$5.4	$378.5	$(4.5)	$379.4

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	(2.1)	191.4	(3.3)	186.0
Depreciation and amortization	—	5.3	96.7	0.2	102.2
Selling, general and administrative	5.8	—	19.1	(1.4)	23.5
Loss on disposals of property and equipment	—	0.5	0.7	—	1.2
Material charges and other operating items	—	—	32.9	—	32.9
Total costs and expenses	5.8	3.7	340.8	(4.5)	345.8

INCOME (LOSS) FROM OPERATIONS	(5.8)	1.7	37.7	—	33.6

OTHER INCOME (EXPENSE):
Interest expense	—	(39.5)	(0.6)	0.7	(39.4)
Interest income	—	1.1	0.8	(0.7)	1.2
Other - net	5.4	(5.4)	(2.1)	—	(2.1)
Total other income (expense), net	5.4	(43.8)	(1.9)	—	(40.3)

INCOME (LOSS) BEFORE INCOME TAXES	(0.4)	(42.1)	35.8	—	(6.7)
Benefit for income taxes	—	(2.9)	(5.2)	(4.1)	(12.2)
Equity in earnings (losses) of subsidiaries, net of tax	5.9	(158.8)	—	152.9	—

NET INCOME (LOSS)	$5.5	$(198.0)	$41.0	$157.0	$5.5

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Nine months ended September 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUES	$—	$38.2	$986.6	$(38.7)	$986.1

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	0.9	538.6	(34.6)	504.9
Depreciation and amortization	—	14.4	289.4	0.2	304.0
Selling, general and administrative	18.8	1.7	54.8	(4.3)	71.0
Loss on disposals of property and equipment	—	1.6	7.7	—	9.3
Total costs and expenses	18.8	18.6	890.5	(38.7)	889.2

INCOME (LOSS) FROM OPERATIONS	(18.8)	19.6	96.1	—	96.9

OTHER INCOME (EXPENSE):
Interest expense	—	(117.1)	(0.3)	0.4	(117.0)
Interest income	—	2.6	6.7	(0.4)	8.9
Gain on extinguishment of debt	—	1.7	—	—	1.7
Other - net	15.4	(15.3)	(0.6)	—	(0.5)
Total other income (expense), net	15.4	(128.1)	5.8	—	(106.9)

INCOME (LOSS) BEFORE INCOME TAXES	(3.4)	(108.5)	101.9	—	(10.0)
Provision (benefit) for income taxes	—	(10.5)	40.1	(0.3)	29.3
Equity in earnings (losses) of subsidiaries, net of tax	(35.9)	76.5	—	(40.6)	—

NET INCOME (LOSS)	$(39.3)	$(21.5)	$61.8	$(40.3)	$(39.3)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Nine months ended September 30, 2016
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUES	$—	$41.3	$1,488.0	$(37.9)	$1,491.4

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	5.1	627.1	(33.9)	598.3
Depreciation and amortization	—	14.0	286.5	0.7	301.2
Selling, general and administrative	19.6	—	61.6	(4.7)	76.5
Loss on disposals of property and equipment	—	0.6	4.7	—	5.3
Material charges and other operating items	—	—	32.9	—	32.9
Total costs and expenses	19.6	19.7	1,012.8	(37.9)	1,014.2

INCOME (LOSS) FROM OPERATIONS	(19.6)	21.6	475.2	—	477.2

OTHER INCOME (EXPENSE):
Interest expense	—	(116.7)	(3.7)	3.8	(116.6)
Interest income	—	4.3	1.6	(3.8)	2.1
Gain on extinguishment of debt	—	2.4	—	—	2.4
Other - net	15.8	(15.8)	(5.4)	—	(5.4)
Total other income (expense), net	15.8	(125.8)	(7.5)	—	(117.5)

INCOME (LOSS) BEFORE INCOME TAXES	(3.8)	(104.2)	467.7	—	359.7
Provision for income taxes	—	18.5	17.3	(21.1)	14.7
Equity in earnings of subsidiaries, net of tax	348.8	27.2	—	(376.0)	—

NET INCOME (LOSS)	$345.0	$(95.5)	$450.4	$(354.9)	$345.0

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income (Loss)
Three months ended September 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME (LOSS)	$(20.9)	$4.8	$28.8	$(33.6)	$(20.9)

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustments for amount recognized in net income (loss) as a component of net periodic benefit cost, net of income taxes	1.0	1.0	—	(1.0)	1.0

COMPREHENSIVE INCOME (LOSS)	$(19.9)	$5.8	$28.8	$(34.6)	$(19.9)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income (Loss)
Three months ended September 30, 2016
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME (LOSS)	$5.5	$(198.0)	$41.0	$157.0	$5.5

OTHER COMPREHENSIVE INCOME:
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income, net of income taxes	19.2	19.2	—	(19.2)	19.2
Net reclassification adjustments for amount recognized in net income (loss) as a component of net periodic benefit cost, net of income taxes	1.0	1.0	—	(1.0)	1.0

	20.2	20.2	—	(20.2)	20.2

COMPREHENSIVE INCOME (LOSS)	$25.7	$(177.8)	$41.0	$136.8	$25.7

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income (Loss)
Nine months ended September 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME (LOSS)	$(39.3)	$(21.5)	$61.8	$(40.3)	$(39.3)

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustments for amount recognized in net income (loss) as a component of net periodic benefit cost, net of income taxes	2.7	2.7	—	(2.7)	2.7

COMPREHENSIVE INCOME (LOSS)	$(36.6)	$(18.8)	$61.8	$(43.0)	$(36.6)

Rowan Companies plc and Subsidiaries
Statements of Comprehensive Income (Loss)
Nine months ended September 30, 2016
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME (LOSS)	$345.0	$(95.5)	$450.4	$(354.9)	$345.0

OTHER COMPREHENSIVE INCOME:
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income, net of income taxes	19.2	19.2	—	(19.2)	19.2
Net reclassification adjustments for amount recognized in net income (loss) as a component of net periodic benefit cost, net of income taxes	6.0	6.0	—	(6.0)	6.0

	25.2	25.2	—	(25.2)	25.2

COMPREHENSIVE INCOME (LOSS)	$370.2	$(70.3)	$450.4	$(380.1)	$370.2

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
September 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$0.3	$275.5	$944.2	$—	$1,220.0
Receivables - trade and other	—	1.9	242.2	—	244.1
Prepaid expenses and other current assets	0.5	15.6	8.4	—	24.5
Total current assets	0.8	293.0	1,194.8	—	1,488.6

Property and equipment - gross	—	605.2	8,520.8	—	9,126.0
Less accumulated depreciation and amortization	—	282.9	2,027.2	—	2,310.1
Property and equipment - net	—	322.3	6,493.6	—	6,815.9

Investments in consolidated subsidiaries	5,304.1	6,091.2	—	(11,395.3)	—
Due from affiliates	0.3	571.2	9.4	(580.9)	—
Investment in unconsolidated subsidiary	—	—	25.0	—	25.0
Other assets	—	5.8	37.9	—	43.7
	$5,305.2	$7,283.5	$7,760.7	$(11,976.2)	$8,373.2

CURRENT LIABILITIES:
Accounts payable - trade	$0.3	$11.7	$59.4	$—	$71.4
Deferred revenues	—	—	43.8	—	43.8
Accrued liabilities	0.1	78.9	62.4	—	141.4
Total current liabilities	0.4	90.6	165.6	—	256.6

Long-term debt, less current portion	—	2,510.2	—	—	2,510.2
Due to affiliates	7.4	7.8	565.7	(580.9)	—
Other liabilities	2.7	261.6	28.2	—	292.5
Deferred income taxes - net	—	522.3	49.2	(552.3)	19.2
Shareholders' equity	5,294.7	3,891.0	6,952.0	(10,843.0)	5,294.7
	$5,305.2	$7,283.5	$7,760.7	$(11,976.2)	$8,373.2

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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6.1)	$22.0	$240.1	$(15.0)	$241.0

INVESTING ACTIVITIES:
Capital expenditures	—	(17.9)	(60.7)	—	(78.6)
Proceeds from disposals of property and equipment	—	0.9	0.6	—	1.5
Investments in consolidated subsidiaries	—	70.7	—	(70.7)	—
Investment in unconsolidated subsidiary	—	—	(25.0)	—	(25.0)

Net cash provided by (used in) investing activities	—	53.7	(85.1)	(70.7)	(102.1)

FINANCING ACTIVITIES:
Advances (to) from affiliates	7.1	(162.2)	155.1	—	—
Distributions to issuer	—	—	(70.7)	70.7	—
Reductions of long-term debt	—	(170.0)	—	—	(170.0)
Shares repurchased for tax withholdings on vesting of restricted share units	(4.4)	—	—	—	(4.4)
Dividends paid	—	—	(15.0)	15.0	—

Net cash provided by (used in) financing activities	2.7	(332.2)	69.4	85.7	(174.4)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3.4)	(256.5)	224.4	—	(35.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3.7	532.0	719.8	—	1,255.5

CASH AND CASH EQUIVALENTS, END OF PERIOD	$0.3	$275.5	$944.2	$—	$1,220.0

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2016
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(4.4)	$(27.8)	$804.2	$(78.5)	$693.5

INVESTING ACTIVITIES:
Capital expenditures	—	(31.2)	(57.3)	—	(88.5)
Proceeds from disposals of property and equipment	—	0.4	0.7	—	1.1
Collections on subsidiary notes receivable	—	580.8	—	(580.8)	—
Investments in consolidated subsidiaries	(0.2)	(204.6)	—	204.8	—

Net cash provided by (used in) investing activities	(0.2)	345.4	(56.6)	(376.0)	(87.4)

FINANCING ACTIVITIES:
Advances (to) from affiliates	(2.8)	80.6	(76.6)	(1.2)	—
Contributions from parent/issuer	—	—	204.8	(204.8)	—
Reductions of long-term debt	—	(47.9)	(580.8)	580.8	(47.9)
Shares repurchased for tax withholdings on vesting of restricted share units	(4.9)	—	—	—	(4.9)
Dividends paid	—	—	(79.7)	79.7	—

Net cash provided by (used in) financing activities	(7.7)	32.7	(532.3)	454.5	(52.8)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12.3)	350.3	215.3	—	553.3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17.3	9.5	457.4	—	484.2

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5.0	$359.8	$672.7	$—	$1,037.5
Note 12 – Subsequent Event
On October 17, 2017, transactions were completed to commence the operations of ARO, including Rowan's sale of assets to ARO. (see Note 1)

ROWAN COMPANIES PLC AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017, included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2016. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in Item 1A of our Annual Report, as may be updated or supplemented in our subsequent Quarterly Reports. See "Forward-Looking Statements."
OVERVIEW
Rowan Companies plc, a public limited company incorporated under the laws of England and Wales ("Rowan plc"), is a global provider of contract drilling services with a fleet, as of October 19, 2017, of 26 mobile offshore drilling units, comprised of 22 self-elevating jack-up rigs and four ultra-deepwater drillships. The Company's fleet operates worldwide, including the United States Gulf of Mexico ("US GOM"), the United Kingdom ("U.K.") and Norwegian sectors of the North Sea, the Middle East, and Trinidad. Additionally, the Company is a partner in a 50/50 joint venture, known as Saudi Aramco Rowan Offshore Drilling Company ("ARO"), with Saudi Arabian Oil Company ("Saudi Aramco") that owns, as of October 19, 2017, a fleet of four self-elevating jack-up rigs that operate in the Arabian Gulf.
As of October 19, 2017, the date of our most recent Fleet Status Report, one of our four drillships was under contract in the US GOM. Additionally, we had five jack-up rigs under contract in the North Sea, seven under contract in the Middle East, three under contract in Trinidad and two under contract in the US GOM. We had an additional three marketed jack-up rigs, three marketed drillships, and two cold-stacked jack-up rigs.
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
Joint Venture
On November 21, 2016, Rowan and Saudi Aramco, through their subsidiaries, entered into a Shareholders’ Agreement to create a 50/50 joint venture to own, manage and operate offshore drilling units in Saudi Arabia. The new entity, ARO, was formed in May 2017 and commenced operations on October 17, 2017 (see Note 1 and Note 12 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Item 1, Part I of this Quarterly Report on Form 10-Q).

CURRENT BUSINESS ENVIRONMENT
Since the general decline in oil prices beginning in 2014, the business environment for offshore drillers has been challenging. As a result of operators' reduced capital spending offshore in 2017, some drilling programs have been postponed and demand for offshore drilling services has been limited globally. Additionally, the 240 new jack-ups and 161 new floaters that have been delivered since the beginning of the current newbuild cycle in early 2006 have exacerbated the supply and demand imbalance. Since the industry downturn, contractors have responded by retiring assets, stacking certain idle equipment and deferring newbuild deliveries.  Partly as a result of these actions, overall offshore rig utilization appears to have stabilized. While excessive levels of idle capacity continue to pressure day rates, opportunities to contract rigs have shown marginal improvements in recent months.
Further, as of October 19, 2017, there were 98 additional jack-up rigs on order or under construction worldwide for delivery through 2020 (relative to approximately 315 jack-up rigs currently on contract), and 45 floaters on order or under construction worldwide for delivery through 2021 (relative to approximately 150 floater rigs currently on contract). Only 16 floaters currently on order or under construction have contracts secured. None of the jack-ups under construction have a contract secured. While a number of rigs under construction have recently changed ownership and will likely enter the market over the next few years, we expect continued deferment of delivery for the majority of the remaining rigs under construction until a recovery in demand is visible.
In response to market conditions over the past nearly three years, we have reduced day rates on certain drilling contracts, some in exchange for extended contract duration, sold five of our older jack-ups, cold-stacked two of our older jack-ups, and have had as many as six warm-stacked jack-ups and three warm-stacked ultra-deepwater drillships. As of October 19, 2017, three jack-ups and three ultra-deepwater drillships were marketed and not under contract. We have agreed to one termination of an ultra-deepwater drillship contract and agreed to reduce the duration of another contract in exchange for certain upfront payments. Though in each case we received cash for a substantial portion of the backlog, with approximately $33 million of deferred revenue currently included in backlog for one of these items, these terminations add to the number of rigs available for work over the near term, increasing idle time in our fleet.
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

RESULTS OF OPERATIONS
The following table presents certain key performance indicators by rig classification:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues (in millions):
Deepwater	$87.7	$135.2	$369.8	$696.5
Jack-ups	201.1	239.6	606.2	777.2
Subtotal - day rate revenues	288.8	374.8	976.0	1,473.7
Other revenues (1)	2.8	4.6	10.1	17.7
Total revenues	$291.6	$379.4	$986.1	$1,491.4

Revenue-producing days: (2)
Deepwater	184	276	658	962
Jack-ups	1,646	1,509	4,696	4,610
Total revenue-producing days	1,830	1,785	5,354	5,572

Available days: (3)
Deepwater	368	368	1,092	1,096
Jack-ups	2,115	2,208	6,279	6,576
Total available days	2,483	2,576	7,371	7,672

Average day rate (in thousands): (4)
Deepwater (2) (5)	$476.6	$490.0	$562.1	$575.5
Jack-ups	$122.1	$158.8	$129.1	$168.6
Total fleet (2) (5)	$157.7	$210.1	$182.3	$238.9

Utilization: (2) (6)
Deepwater	50%	75%	60%	88%
Jack-ups	78%	68%	75%	70%
Total fleet	74%	69%	73%	73%

(1) Other revenues, which are primarily revenues received for contract reimbursable costs, are excluded from the computation of average day rate.
(2) Revenue-producing days for the three and nine months ended September 30, 2017 includes 92 days for the drillship Rowan Reliance. The drillship did not operate in the third quarter, but was available for Cobalt per the 2016 contract amendment (see Note 9 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Item 1, Part I of this Quarterly Report on Form 10-Q). Revenue of $28.9 million ($315 thousand per day), previously deferred in 2016, was recognized during the three and nine months ended September 30, 2017 related to these 92 days for which the rig was available to Cobalt but not operating.

(3) Available days are defined as the aggregate number of calendar days (excluding days for which a rig is cold-stacked) in the period, or, with respect to new rigs entering service, the number of calendar days in the period from the date the rig was placed in service.

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

(5) Average day rate for the nine months ended September 30, 2016 includes operating days for the drillship Rowan Relentless up to the contract termination which was 143 days for the nine months ended September 30, 2016.

(6) Utilization is the number of revenue-producing days, including fractional days, divided by the number of available days.

Rig Utilization
The following table sets forth an analysis of time that our rigs were idle or out-of-service as a percentage of available days (which excludes cold-stacked rigs) and time that our rigs experienced operational downtime and were off-rate as a percentage of revenue-producing days:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Deepwater:
Idle (1)	50.0%	25.0%	39.8%	12.0%
Out-of-service (2)	—%	—%	—%	0.2%
Operational downtime (3)	—%	—%	—%	0.1%

Jack-up:
Idle (1)	14.6%	26.5%	15.6%	24.2%
Out-of-service (2)	6.6%	4.1%	8.4%	4.7%
Operational downtime (3)	1.2%	1.5%	1.6%	1.4%
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

Three months ended September 30, 2017, compared to three months ended September 30, 2016
A summary of our consolidated results of operations follows (in millions):

	Three months ended September 30,
	2017	2016	Change	% Change
Deepwater:
Revenues	$88.4	$135.1	$(46.7)	(35)%
Operating expenses:
Direct operating costs (excluding items below)	32.9	52.4	(19.5)	(37)%
Depreciation and amortization	27.4	28.8	(1.4)	(5)%
Other operating items	—	0.1	(0.1)	n/m
Income from operations	$28.1	$53.8	$(25.7)	(48)%

Jack-ups:
Revenues	$203.2	$244.3	$(41.1)	(17)%
Operating expenses:
Direct operating costs (excluding items below)	134.5	133.6	0.9	1%
Depreciation and amortization	75.3	71.5	3.8	5%
Other operating items	2.7	33.6	(30.9)	n/m
Income (loss) from operations	$(9.3)	$5.6	$(14.9)	n/m

Unallocated costs and other:
Operating expenses:
Depreciation and amortization	$0.7	$1.9	$(1.2)	(63)%
Selling, general and administrative	25.0	23.5	1.5	6%
Other operating items	0.1	0.4	(0.3)	n/m
Loss from operations	$(25.8)	$(25.8)	$—	—%

Total company:
Revenues	$291.6	$379.4	$(87.8)	(23)%
Direct operating costs (excluding items below)	167.4	186.0	(18.6)	(10)%
Depreciation and amortization	103.4	102.2	1.2	1%
Selling, general and administrative	25.0	23.5	1.5	6%
Other operating items	2.8	34.1	(31.3)	n/m
Income (loss) from operations	(7.0)	33.6	(40.6)	n/m
Other (expense), net	(35.7)	(40.3)	4.6	(11)%
Loss before income taxes	(42.7)	(6.7)	(36.0)	537%
Benefit for income taxes	(21.8)	(12.2)	(9.6)	79%
Net income (loss)	$(20.9)	$5.5	$(26.4)	n/m

"n/m" not meaningful.

Revenues
Consolidated. The decrease in consolidated revenue is described below.
Deepwater. An analysis of the net changes in revenue for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, is set forth below (in millions):

Increase (Decrease)
Fewer operating days	$(45.2)
Lower drillship day rates	(2.5)
Higher reimbursable revenues	1.0
Decrease	$(46.7)
Jack-ups. An analysis of the net changes in revenue for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, is set forth below (in millions):

Increase (Decrease)
Lower jack-up day rates	$(60.5)
Increased operating days	22.0
Lower other revenues	(2.6)
Decrease	$(41.1)
Direct operating costs
Consolidated. The decrease in consolidated direct operating costs is described below.
Deepwater. An analysis of the net changes in direct operating costs for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, is set forth below (in millions):

Increase (Decrease)
Decrease due to idle drillships	$(8.3)
Reduction in drillship direct operating expenses	(6.4)
Reduction in shore base costs and other	(5.8)
Higher reimbursable costs	1.0
Decrease	$(19.5)
Jack-ups. An analysis of the net changes in direct operating costs for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, is set forth below (in millions):

Increase (Decrease)
Increase in shore base costs and other	$5.2
Lower reimbursable costs	(2.6)
Decrease due to idle or cold-stacked rigs	(2.4)
Increase in jack-up direct operating expense	0.7
Increase	$0.9

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
Losses on disposals of property and equipment increased $1.6 million in the third quarter of 2017 compared to the same period in 2016.
Other expense, net
The decrease in Other expense, net, is primarily related to an increase in interest income due to higher cash balances in the current quarter as compared to the same period of 2016. Additionally, the three months ended September 30, 2016 included a $2.2 million loss related to fair market value adjustments on our derivative.
Provision for income taxes
We recognized tax benefit of $21.8 million for the three months ended September 30, 2017, compared to tax benefit of $12.2 million for the comparable period in 2016.
The increase in tax benefit of $9.6 million for the three month period compared to the prior-year period is primarily attributed to:

•
an increase in tax benefit due to the recognition of favorable discrete items in the current quarter greater than the favorable discrete items recognized in the prior year quarter. The current quarter discrete items are primarily for decreases in unrecognized tax benefits due to a lapse in a statute of limitations. The prior-year quarter discrete items are primarily for decreases in the U.S. valuation allowance due to additional earnings in other comprehensive income related to the change in our postretirement benefit plan and

•	an increase in the tax benefit due to a decrease in the valuation allowance on Luxembourg deferred tax assets,

•
partially offset by a decrease in tax benefit due to the adoption of Accounting Standards Update ("ASU") No. 2016-16 in the current year compared to the tax benefit from the prior year quarter's tax benefit from amortization of intra-entity transfers and

•	a decrease in deferred tax benefit related to prior year Luxembourg restructuring.

Nine months ended September 30, 2017, compared to nine months ended September 30, 2016
A summary of our consolidated results of operations follows (in millions):

	Nine months ended September 30,
	2017	2016	Change	% Change
Deepwater:
Revenues	$371.8	$699.0	$(327.2)	(47)%
Operating expenses:
Direct operating costs (excluding items below)	116.2	175.4	(59.2)	(34)%
Depreciation and amortization	84.1	86.0	(1.9)	(2)%
Other operating items	—	0.4	(0.4)	n/m
Income from operations	$171.5	$437.2	$(265.7)	(61)%

Jack-ups:
Revenues	$614.3	$792.4	$(178.1)	(22)%
Operating expenses:
Direct operating costs (excluding items below)	388.7	422.9	(34.2)	(8)%
Depreciation and amortization	217.8	211.0	6.8	3%
Other operating items	9.3	37.3	(28.0)	n/m
Income (loss) from operations	$(1.5)	$121.2	$(122.7)	n/m

Unallocated costs and other:
Operating expenses:
Depreciation and amortization	$2.1	$4.2	$(2.1)	(50)%
Selling, general and administrative	71.0	76.5	(5.5)	(7)%
Other operating items	—	0.5	(0.5)	n/m
Loss from operations	$(73.1)	$(81.2)	$8.1	(10)%

Total company:
Revenues	$986.1	$1,491.4	$(505.3)	(34)%
Direct operating costs (excluding items below)	504.9	598.3	(93.4)	(16)%
Depreciation and amortization	304.0	301.2	2.8	1%
Selling, general and administrative	71.0	76.5	(5.5)	(7)%
Other operating items	9.3	38.2	(28.9)	n/m
Income from operations	96.9	477.2	(380.3)	(80)%
Other (expense), net	(106.9)	(117.5)	10.6	(9)%
Income (loss) before income taxes	(10.0)	359.7	(369.7)	n/m
Provision for income taxes	29.3	14.7	14.6	99%
Net income (loss)	$(39.3)	$345.0	$(384.3)	n/m

"n/m" not meaningful.

Revenues
Consolidated. The decrease in consolidated revenue is described below.
Deepwater. An analysis of the net changes in revenue for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, is set forth below (in millions):

Decrease
Prior year Contract Termination for Rowan Relentless and related items	$(142.7)
Fewer operating days	(175.2)
Lower drillship day rates	(8.8)
Lower reimbursable revenues	(0.5)
Decrease	$(327.2)
Jack-ups. An analysis of the net changes in revenue for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, is set forth below (in millions):

Increase (Decrease)
Lower jack-up day rates	$(185.6)
Increased operating days	14.6
Lower other revenue	(7.1)
Decrease	$(178.1)
Direct operating costs
Consolidated. The decrease in consolidated direct operating costs is described below.
Deepwater. An analysis of the net changes in direct operating costs for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, is set forth below (in millions):

Decrease
Decrease due to idle drillships	$(35.5)
Reduction in shore base costs and other	(13.9)
Reduction in drillship direct operating expenses	(9.3)
Lower reimbursable costs	(0.5)
Decrease	$(59.2)
Jack-ups. An analysis of the net changes in direct operating costs for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, is set forth below (in millions):

Increase (Decrease)
Decrease due to idle or cold-stacked rigs	$(26.0)
Lower reimbursable costs	(5.5)
Decrease in jack-up direct operating expense	(5.1)
Increase in shore base costs and other	2.4
Decrease	$(34.2)
Selling, general and administrative
The decrease in Selling, general and administrative expenses for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, is primarily due to lower personnel costs.
Other operating items
Material charges for the nine months ended September 30, 2016, included a $34.3 million noncash impairment charge to reduce the carrying values of five of our jack-up drilling units, partially offset by a $1.4 million reversal of an estimated liability for settlement of a withholding tax matter during a tax amnesty period which was related to a legal settlement for a 2014 termination of a contract for refurbishment work on the Rowan Gorilla III. Payment of such withholding taxes during the tax amnesty period resulted in the waiver of applicable penalties and interest.
Losses on disposals of property and equipment increased $4 million during the nine months ended September 30, 2017, compared to the same period in 2016.
Other expense, net
The decrease in Other expense, net, during the nine months ended September 30, 2017, is primarily related to an increase in interest income due to higher cash balances in the current period as compared to the same period of 2016, and higher foreign currency exchange losses during the nine months ended September 30, 2016. Additionally, the nine months ended September 30, 2016 included a $2.0 million loss related to fair market value adjustments on our derivative compared to a loss of $0.1 million in the current period.
Provision for income taxes
We recognized tax expense of $29.3 million for the nine months ended September 30, 2017, compared to tax expense of $14.7 million for the comparable period in 2016.
The increase in tax expense of $14.6 million for the nine month period compared to the prior-year period is primarily attributed to:

•	an increase in deferred tax expense as a result of prior year restructuring and an increase to the valuation allowance on Luxembourg deferred tax assets,

•	an increase in tax expense due to adoption of ASU No. 2016-16 in the current year compared to the prior year period’s tax benefit from amortization of intra-entity transfers,

•
offset by a decrease in tax expense due to recognition of favorable discrete items in the current period greater than the favorable discrete items recognized in the prior year period. The current period discrete items are primarily for decreases in unrecognized tax benefits due to a lapse in statutes of limitations and audit settlement. The prior-year period discrete items are primarily for decreases in the U.S. valuation allowance due to additional earnings in other comprehensive income related to the change in our postretirement benefit plan.

LIQUIDITY AND CAPITAL RESOURCES
A comparison of key balance sheet amounts and ratios follows (dollars in millions):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$1,220.0	$1,255.5
Current assets	$1,488.6	$1,580.3
Current liabilities	$256.6	$483.8
Current ratio	5.80	3.27
Current portion of long-term debt	$—	$126.8
Long-term debt, less current portion	$2,510.2	$2,553.4
Shareholders' equity	$5,294.7	$5,113.9
Debt-to-capitalization ratio	32%	34%

Sources and uses of cash and cash equivalents were as follows (in millions):

	Nine months ended September 30,
	2017	2016
Net cash provided by operating activities	$241.0	$693.5
Capital expenditures	(78.6)	(88.5)
Reductions of long-term debt	(170.0)	(47.9)
Proceeds from disposals of property and equipment	1.5	1.1
Investment in unconsolidated subsidiary	(25.0)	—
Shares repurchased for tax withholdings on vesting of restricted share units	(4.4)	(4.9)
Total net source (use)	$(35.5)	$553.3
Operating Cash Flows
Cash flows from operations decreased to approximately $241 million in 2017 from approximately $694 million in the comparable prior-year period primarily due to lower drilling activity in the current year as well as the impact of contract termination settlements in the prior year.
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
At September 30, 2017, RCI’s non-U.S. subsidiaries held approximately $407 million of the $1.220 billion of consolidated cash and cash equivalents. Management believes the Company has significant net assets, liquidity, contract backlog and/or other financial resources available to meet our operational and capital investment requirements and otherwise allow the Company to continue to maintain our policy of reinvesting such undistributed earnings outside the U.K. and U.S. indefinitely.
Backlog
Our backlog by geographic area as of the date of our most recent Fleet Status Report is presented below (in millions):

	October 19, 2017
	Jack-ups	Deepwater	Total
US GOM	$6.1	$203.0	$209.1
Middle East (1)	273.1	—	273.1
North Sea	161.4	—	161.4
Central and South America	95.4	—	95.4
Total backlog	$536.0	$203.0	$739.0

(1) Backlog for the Middle East fleet does not include the Gilbert Rowe, J.P. Bussell, and the Bob Keller due to their sale to ARO, which commenced operations on October 17, 2017 (see "Overview").

We estimate our backlog as of October 19, 2017 will be realized as follows (in millions):

Year Ended:	Jack-ups	Deepwater	Total
2017	$139.2	$67.1	$206.3
2018	369.8	135.9	505.7
2019	27.0	—	27.0
2020	—	—	—
2021 and later years	—	—	—
Total backlog	$536.0	$203.0	$739.0

Backlog does not include the Gilbert Rowe, J.P. Bussell, and the Bob Keller due to their sale to ARO, which commenced operations on October 17, 2017 (see "Overview").
Our contract backlog represents remaining contractual terms and may not reflect actual revenue due to renegotiations or a number of factors such as rig downtime, out of service time, estimated contract durations, customer concessions or contract cancellations.
About 69% of our remaining available rig days in 2017 and 38% of available rig days in 2018 are included in backlog as revenue producing days as of October 19, 2017, excluding cold-stacked rigs. As of that date, we had two jack-ups that were cold-stacked, and three jack-ups and three drillships that were marketed and not under contract.
Since 2014, we have recognized asset impairment charges on several of our jack-up drilling units as a result of the decline in market conditions and the expectation of future demand and day rates. If market conditions deteriorate further, we could be required to recognize additional impairment charges in future periods.
Investing Activities
Capital expenditures for the nine months ended September 30, 2017, totaled $78.6 million and included the following:
•$54.5 million for improvements to the existing fleet, including contractually required modifications; and
•$24.1 million for rig equipment and other.
We currently estimate our 2017 capital expenditures to be approximately $120 million, primarily for fleet maintenance, rig equipment, spares and other.
The Company participated in the recent Petrobras rig auction and was the high bidder for P-59 and P-60, two 2013 built LeTourneau Super 116E jack-up rigs, at a price of US$30 million per rig.  Petrobras has not approved the auction results and has advised that the Company’s bid is not an adequate price.  Petrobras and the Company are in discussions about the price of the rigs.  Should Petrobras and the Company come to agreement, it would increase our expected capital expenditures of approximately $120 million by the purchase price of the rigs.
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
Rowan has a potential obligation to fund ARO for newbuild jack-up rigs. See Note 1 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. The information discussed therein is incorporated by reference into this Part I, Item 2.
Financing Activities
We have a revolving credit facility which matures in January 2021 ("Revolving Credit Facility"). Availability under the Revolving Credit Facility is $1.50 billion through January 23, 2019, declining to $1.44 billion through January 23, 2020, and to approximately $1.29 billion through the maturity in 2021. As of September 30, 2017, no amounts were outstanding and $5.1 million in letters of credit had been issued under the Revolving Credit Facility leaving remaining availability of $1.495 billion.

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
In December 2016, we commenced cash tender offers for $750 million aggregate principal amount of our 5% Senior Notes due 2017 (the "2017 Notes"), the 2019 Notes, the 2022 Notes and the 2024 Notes (collectively, "Subject Notes") issued by the Company, which tender offers expired on January 3, 2017 (the "Tender Offers"). Subject Notes validly tendered and accepted for purchase prior to the early tender expiration time on December 16, 2016, received tender offer consideration plus an early tender premium. As a result of the Tender Offers, in December 2016, we paid $490.5 million to repurchase $463.9 million aggregate principal amount of outstanding Subject Notes, consisting of $265.5 million of the 2017 Notes, $186.7 million of the 2019 Notes, $9.8 million of the 2022 Notes and $1.9 million of the 2024 Notes, and recognized a $33.6 million loss on the early extinguishment of debt which included approximately $5.9 million of bank and legal fees.
On December 19, 2016, we completed the issuance of $500 million aggregate principal amount of the 2025 Notes at a price of 100% of the principal amount. We used the net proceeds of the offering, approximately $492 million, along with cash on hand, to fund the repurchase of Subject Notes pursuant to the Tender Offers. $5.3 million of the cash paid to the underwriting banks in the form of the underwriters discount and structuring fee was expensed and included in the $33.6 million loss on early extinguishment of debt related to the Tender Offers. Interest on the 2025 Notes is payable on June 15 and December 15 of each year and began on June 15, 2017. The 2025 Notes contain a provision whereby upon a change of control repurchase event, as defined in the indenture governing the 2025 Notes, we may be required to make an offer to repurchase all outstanding notes at a price in cash equal to 101% of the aggregate principal amount of the notes repurchased, plus any accrued and unpaid interest to the repurchase date. Otherwise, the 2025 Notes contain substantially the same provisions as the Company’s other Senior Notes.
In January 2017, at the expiration of the Tender Offers, we paid $32.8 million to repurchase an additional $34.6 million aggregate principal amount of outstanding Subject Notes, consisting of $0.1 million of the 2017 Notes, $0.9 million of the 2019 Notes and $33.6 million of the 2022 Notes.
On January 9, 2017, we called for redemption $92.1 million aggregate principal amount of the 2017 Notes that remained outstanding and on February 8, 2017, we paid $94.0 million to redeem such notes.
In the second quarter of 2017, we paid $33.5 million in cash to retire $35.8 million aggregate principal amount of the 2022 Notes and recognized a $2.4 million gain on early extinguishment of debt.
In July 2017, the Company paid $7.0 million in cash to retire $6.5 million aggregate principal amount of the 2019 Notes and recognized a $0.5 million loss on early extinguishment of debt.
As of September 30, 2017, we had $2.5 billion of outstanding long-term debt consisting of $201.4 million principal amount of the 2019 Notes; $620.8 million principal amount of the 2022 Notes; $398.1 million aggregate principal amount of the 2024 Notes; $500.0 million aggregate principal amount of the 2025 Notes; $400.0 million principal amount of the 2042 Notes and $400.0 million aggregate principal amount of the 2044 Notes.
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

Restrictive provisions in the Company’s bank credit facility agreement limit consolidated debt to 60% of book capitalization. Our consolidated debt to total capitalization ratio at September 30, 2017, was 32%.
Other provisions of our debt agreements limit the ability of the Company to create liens that secure debt, engage in sale and leaseback transactions, merge or consolidate with another company and, in the event of noncompliance, restrict investment activities and asset purchases and sales, among other things. The Company was in compliance with its debt covenants at September 30, 2017, and expects to remain in compliance over the following twelve months.
Letters of credit
We periodically employ letters of credit in the normal course of our business, and had outstanding letters of credit of approximately $8.1 million at September 30, 2017, of which $5.1 million were issued under our Revolving Credit Facility.

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
During the three and nine months ended September 30, 2017, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates were based.
Recent Accounting Pronouncements
Information related to recent accounting pronouncements is described in Note 1 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Item 1, Part I of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk – Our outstanding debt at September 30, 2017, consisted entirely of fixed-rate debt with a carrying value of $2.510 billion and a weighted-average annual interest rate of 5.8%. Due to the fixed-rate nature of our debt, management believes the risk of loss due to changes in market interest rates is not material.
Currency exchange rate risk – A substantial majority of our revenues are received in U.S. dollars, which is our functional currency. However, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. Our risk policy allows us to enter into forward exchange contracts; however, we do not currently anticipate entering into such transactions in the future and had no such contracts outstanding as of September 30, 2017. We do not enter into such transactions for the purpose of speculation, trading or investing in the market.
Commodity price risk – Fluctuating commodity prices affect our future earnings materially to the extent that they influence demand for our products and services.
Item 4. Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017.
There have been no changes to our internal controls over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings
There were no new material legal proceedings filed during the quarter, nor any material developments to proceedings reported in prior periods.

Item 1A.  Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. Security holders and potential investors in our securities should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, in addition to other information in such annual report and in our subsequent Quarterly Reports on Form 10-Q. These risk factors are important factors that could cause our actual results to differ materially from those currently anticipated or expected.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information with respect to acquisitions of our shares for the third quarter of 2017:

Month ended	Total number of shares acquired (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
Balance forward				$—
July 31, 2017	764	$10.62	—	—
August 31, 2017	1,803	11.59	—	—
September 30, 2017	909	10.01	—	—
Total	3,476	$10.96	—

(1) The total number of shares acquired includes shares acquired from employees by an affiliated employee benefit trust upon forfeiture of nonvested awards or in satisfaction of tax withholding requirements. The price paid for shares acquired as a result of forfeitures is the nominal value of $0.125 per share. The price paid for shares acquired in satisfaction of withholding taxes is the share price on the date of the transaction. There were no shares repurchased under any share repurchase program during the third quarter of 2017.

(2) The ability to make share repurchases is subject to the discretion of our board of directors and the limitations set forth in the Companies Act of the U.K., which generally provide that share repurchases may only be made out of distributable reserves. At our 2017 general meeting of shareholders on May 25, 2017, our shareholders approved new repurchase agreements and counterparties, which approval will remain valid until May of 2022. Our board of directors has authority to commence or suspend share repurchases from time to time without prior notice pursuant to these approved repurchase agreements.

Item 5.  Other Information
Compensation Adjustments

As previously reported on our Current Report on Form 8-K dated May 26, 2016, at the request of the Company’s management, the board of directors of the Company (the “Board”) implemented a 10% reduction in the base salaries of Dr. Burke and Messrs. Butz, Keller and Brooks, among others, for a period of at least one year effective July 1, 2016 (the “Salary Reduction”).

On October 30, 2017, the Board approved the following base salaries for Dr. Burke and Messrs. Butz, Keller and Brooks, to be effective as of November 1, 2017:

Individual	Base Salary
Thomas Burke	$800,000
Stephen Butz	$465,000
Mark Keller	$475,904
Fred Brooks	$425,000

These increases reflect a reinstatement of the base salaries of Dr. Burke and Messrs. Butz, Keller and Brooks to their base salaries prior to the Salary Reduction. In addition, Mr. Butz received a one-time additional increase to bring his base salary in line with the compensation of the Company’s compensation peer group.

Item 6.  Exhibits
(a)    The following is a list of exhibits filed with this Form 10-Q:

2.1
Amendment No. 1 to Rowan Asset Transfer and Contribution Agreement, dated 17 October 2017, by and between Saudi Aramco Development Company, Rowan Rex Limited and Saudi Aramco Rowan Offshore Drilling Company, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 19, 2017 (File No. 1-5491).

2.2
Amendment No. 1 to Saudi Aramco Asset Transfer and Contribution Agreement, dated 17 October 2017, by and between Saudi Aramco Development Company, Rowan Rex Limited and Saudi Aramco Rowan Offshore Drilling Company, incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on October 19, 2017 (File No. 1-5491).

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

ROWAN COMPANIES PLC
(Registrant)

Date: November 1, 2017	/s/ STEPHEN M. BUTZ
Stephen M. Butz
Executive Vice President and
Chief Financial Officer

Date: November 1, 2017	/s/ DENNIS S. BALDWIN
Dennis S. Baldwin
Chief Accounting Officer