Form 10-K
period 2017-12-31
ROWAN COMPANIES PLC
filed 2018-02-28
CIK 85408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $1.3 billion as of June 30, 2017, based upon the closing price of the registrant’s ordinary shares on the New York Stock Exchange of $10.24 per share.

The number of Class A ordinary shares, $0.125 par value, outstanding at February 21, 2018, was 126,267,762, which excludes 1,848,973 shares held by an affiliated employee benefit trust.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K
Portions of the Proxy Statement for the 2018 Annual General Meeting of Shareholders	Part III, Items 10-14

FORWARD-LOOKING STATEMENTS
Statements contained in this report, including in the documents incorporated by reference herein, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “could,” “may,” “might,” “should,” “will,” “forecast,” “potential,” “outlook,” “scheduled,” “predict,” “will be,” “will continue,” “will likely result,” and similar words and specifically include statements regarding expected financial and operating performance; dividend payments; share repurchases or repayment of debt; business strategies; expected utilization, day rates, revenue, operating expenses, contract terms, contract backlog and fleet status; benefits of our joint venture with Saudi Aramco; capital expenditures; tax rates and positions; impairments; insurance coverages; access to financing and funding sources, including borrowings under our credit facility; the availability, delivery, mobilization, contract commencement, relocation or other movement of rigs and the timing thereof; construction, enhancement, upgrade or repair and costs and timing thereof; the suitability of rigs for future contracts; general market, business and industry conditions, trends and outlook; rig demand; future operations; the impact of increasing regulatory requirements; divestiture of selected assets; expense management; the likely outcome of legal proceedings; the impact of competition and consolidation in the industry; the timing of acquisitions, dispositions and other business transactions; customer financial position; and commodity prices. Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

•	prices of oil and natural gas and industry expectations about future prices and impacts of regional or global financial or economic downturns;

•	changes in the offshore drilling market, including fluctuations in worldwide rig supply and demand, competition or technology, including as a result of delivery of newbuild drilling units;

•
variable levels of drilling activity and expenditures in the energy industry, whether as a result of actions by OPEC, global capital markets and liquidity, emergence of alternate energy sources, prices of oil and natural gas or otherwise, which may result in decreased demand and/or cause us to idle or stack, sell or scrap additional rigs;

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

•	changes or delays in actual contract commencement dates, contract option exercises, contract revenue and contract awards;

•	our ability to enter into, and the terms of, future drilling contracts for drilling units whose contracts are expiring and drilling units currently idled or stacked;

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

•
our ability to realize the expected benefits of our joint venture with Saudi Aramco, including our ability to fund any required capital contributions, and increased risks of concentrated operations in the Middle East;

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

•
governmental action and political and economic uncertainties, including uncertainty or instability resulting from civil unrest, military or political demonstrations, acts of war, strikes, terrorism, piracy or outbreak or escalation of hostilities or other crises in areas in which we operate, which may result in expropriation, nationalization, confiscation, damage or deprivation of assets, extended business interruptions, suspended operations, or suspension and/or termination of contracts and payment disputes based on force majeure events;

•	cyber-breaches of our corporate or offshore control networks;

•	epidemics or other related travel restrictions which may result in business interruptions or shortages of available labor;

•
the outcome of legal proceedings, or other claims or contract disputes, including inability to collect receivables or resolve significant contractual or day rate disputes, any renegotiation, nullification, cancellation or breach of contracts with customers or other parties;

•	potential for additional asset impairments;

•	our liquidity, adequacy of cash flows to meet obligations, or our ability to access or obtain financing and other sources of capital, such as in the debt or equity capital markets;

•	volatility in currency exchange rates and limitations on our ability to use or convert illiquid currencies;

•	effects of accounting changes and adoption of accounting policies;

•	potential unplanned expenditures and funding requirements, including investments in pension plans and other benefit plans;

•	economic volatility and political, legal and tax uncertainties following the Brexit vote in the U.K. and any subsequent referendum in Scotland to seek independence from the U.K.;

•	other important factors described from time to time in the reports filed by us with the SEC and the NYSE.
Should one or more of these risks or uncertainties materialize or should our underlying assumptions prove incorrect, actual results may vary materially from those indicated.
All forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date of this report and are expressly qualified in their entirety by such factors.  We undertake no obligation to update or revise publicly any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K, or to reflect the occurrence of unanticipated events, except as required by applicable law.
Other relevant factors are included in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K.

GLOSSARY OF TERMS
The following frequently used abbreviations or acronyms are used in this Annual Report on Form 10-K as defined below:

Abbreviation/Acronym	Definition
2017 Notes	The Company's 5% Senior Notes due 2017
2019 Notes	The Company's 7.875% Senior Notes due 2019
2022 Notes	The Company's 4.875% Senior Notes due 2022
2024 Notes	The Company's 4.75% Senior Notes due 2024
2025 Notes	The Company's 7.375% Senior Notes due 2025
2042 Notes	The Company's 5.4% Senior Notes due 2042
2044 Notes	The Company's 5.85% Senior Notes due 2044
ARO	Saudi Aramco Rowan Offshore Drilling Company
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of directors of the Company

BSEE	U.S. Bureau of Safety and Environmental Enforcement
Cobalt	Cobalt International Energy, L.P.
Company Compensation Committee	Compensation committee of the board of directors of the Company
Directors RSUs	Directors Deferred Restricted Share Units
Directors ND RSUs	Directors Non-Deferred Restricted Share Units
E.U.	European Union
EBT	Employee benefit trust of the Company
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FCX	Freeport-McMoRan Inc.
FMOG	Freeport-McMoRan Oil and Gas LLC
HPHT	High-pressure/high-temperature
IMO	International Maritime Organization
IRS	U.S. Internal Revenue Service
MARPOL 73/78	International Convention for the Prevention of Pollution from Ships, 1973 as modified by the Protocol of 1978
NOLs	Net Operating Loss Carryforwards
NYSE	The New York Stock Exchange
OPEC	Organization of Petroleum Exporting Countries
P-Units	Performance Units
Plan	Amended and Restated 2013 Rowan Companies plc Incentive Plan, dated May 25, 2017

RCI	Rowan Companies Inc., a subsidiary of the Company
Retiree Medical Plan	Retiree Life & Medical Supplemental Plan of Rowan Companies, Inc.
Revolving Credit Facility	The Company's revolving credit facility, which matures in January 2021
Rowan plc	Rowan Companies plc
Rowan SERP	Restoration Plan of Rowan Companies, Inc.
RSAs	Restricted Share Awards
RSUs	Restricted Share Units

Abbreviation/Acronym	Definition
SARs	Share Appreciation Rights
Saudi Aramco	Saudi Arabian Oil Company
SEC	The United States Securities and Exchange Commission
SEMS	Safety and environmental management system
Senior Notes	The 2019 Notes, 2022 Notes, 2024 Notes, 2025 Notes, 2042 Notes and 2044 Notes, collectively
Subject Notes	The 2017 Notes, 2019 Notes, 2022 Notes and the 2024 Notes, collectively
TSR	Total Shareholder Return
U.K.	United Kingdom
U.S.	United States
U.S. Tax Act	2017 Tax Cuts and Jobs Act
UK Bribery Act	U.K. Bribery Act 2010
US GAAP	Accounting principles generally accepted in the United States of America
US GOM	United States Gulf of Mexico
USD	U.S. Dollar
WTI	West Texas Intermediate

PART I
ITEM 1.  BUSINESS
Overview
Rowan Companies plc is a public limited company incorporated under the laws of England and Wales and listed on the NYSE. The terms “Rowan,” “Rowan plc,” “Company,” “we,” “us” and “our” are used to refer to Rowan plc and its consolidated subsidiaries, unless the context otherwise requires. Intercompany balances and transactions have been eliminated in consolidation.
We are a global provider of offshore contract drilling services to the oil and gas industry, with a focus on high-specification and premium jack-up rigs and ultra-deepwater drillships. Prior to ARO commencing operations on October 17, 2017 (see "ARO Joint Venture" below), we operated in two segments: Deepwater and Jack-ups; however, we now operate in three segments: Deepwater, Jack-ups and ARO. The Deepwater segment includes four ultra-deepwater drillships. The Jack-ups segment is composed of 23 self-elevating jack-up rigs, including two LeTourneau Super 116E jack-up rigs purchased in January 2018 (see Note 19 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K) and the impact of the various arrangements with ARO (see Note 1 and 3 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). The ARO segment is a 50/50 joint venture with Rowan and Saudi Aramco that owns a fleet of five self-elevating jack-up rigs for operation in the Arabian Gulf for Saudi Aramco. Our fleet operates worldwide, including the US GOM, the U.K. and Norwegian sectors of the North Sea, the Middle East and Trinidad.
As of February 13, 2018, the date of our most recent Fleet Status Report, one of our four drillships was under contract in the US GOM. We had three jack-up rigs under contract in the North Sea, seven under contract in the Middle East, three under contract in Trinidad and one under contract in the US GOM. Additionally, we had five marketed jack-up rigs and three marketed drillships without contracts as well as two cold-stacked jack-up rigs and two jack-ups which have not yet been placed in service for Rowan, the two LeTourneau Super 116E jack-up rigs purchased in January 2018.
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
For information with respect to our revenue, operating income and assets by operating segment, and revenue and long-lived assets by geographic area, see Note 13 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
ARO Joint Venture
On November 21, 2016, Rowan and Saudi Aramco, through their subsidiaries, entered into a Shareholders’ Agreement to create a 50/50 joint venture to own, manage and operate offshore drilling units in Saudi Arabia. The new entity, ARO, was formed in May 2017 and commenced operations on October 17, 2017. For additional information see "ARO Joint Venture" in Note 1 and Note 3 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. The information discussed therein is incorporated by reference into this Part I, Item 1.
Drilling Fleet
We believe our high-specification and premium jack-up fleet and ultra-deepwater drillships are well positioned to serve the worldwide market, including requirements for HPHT wells in harsh and benign locations. As of February 13, 2018, our drilling fleet consists of the following:

•	Four ultra-deepwater drillships;

•	Seventeen high-specification jack-up rigs; and

•	Six premium jack-up rigs.
We use the term “high-specification” to describe jack-ups with a hook-load capacity of at least two million pounds and the term “premium” to denote independent-leg cantilever jack-ups that can operate in at least 300 feet of water in benign environments.
Ultra-Deepwater Drillships – Our ultra-deepwater drillships are self-propelled vessels equipped with computer-controlled dynamic-positioning systems, which allow them to maintain position without anchors using their onboard propulsion and station-keeping systems. Drillships have greater variable loading capacity than semisubmersible rigs, enabling them to carry more supplies on board and, thus, making them better suited for drilling in deep water in remote locations. Our drillships are equipped with two drilling stations within a single derrick, allowing the drillships to perform preparatory activities off-line and potentially simultaneous drilling tasks during certain stages of drilling, subject to legal restrictions in various jurisdictions, enabling increased drilling efficiency particularly during the initial stages of a well. In addition, our drillships are equipped to drill in 12,000-foot water depths, are equipped with 2,500,000-pound hook-load capability and are capable of drilling HPHT wells to 40,000-foot depths. Each is equipped with two fully redundant blowout preventers, which are designed to prevent environmental and safety issues as well as significantly reduce non-productive time associated with repair and maintenance. In addition, each drillship is equipped with an active-heave compensating crane for deployment of subsea equipment simultaneous to drilling station operations. The sum total of these and other advanced features make the drillships very attractive to our customers.
Jack-up Rigs – Our jack-ups are capable of drilling wells to maximum depths ranging from 25,000 to 40,000 feet and in maximum water depths ranging from 300 to 550 feet, depending on rig size, location and outfitting. All of our high-specification rigs are equipped with or can readily accommodate the high-pressure circulation and pressure control equipment that is necessary for HPHT operations. Each of our jack-ups is designed with a hull that is fully equipped to serve as a drilling platform supported by three independently elevating legs. The rig is towed to the drilling site where the legs are lowered into and penetrate the ocean floor, and the hull raises itself out of the water up to the elevation required to drill the well using a self-contained rack and pinion system.
Our three N-Class rigs are capable of drilling in water depths to 435 feet in harsh environments such as the North Sea depending on location and outfitting. The N-Class rigs, which were designed for operation in the highly regulated Norwegian sector of the North Sea, can be equipped to perform drilling and production operations simultaneously.
Three of our four Super Gorilla class rigs can be equipped for simultaneous drilling and production operations. They can operate year-round in 400 feet of water in harsh environments such as the North Sea. The Bob Palmer, our fourth Super Gorilla class rig, is an enhanced version of the Super Gorilla class jack-up designated as Super Gorilla XL. The Bob Palmer can operate in water depths up to 550 feet in normally benign environments like the US GOM and the Middle East or in water depths up to 400 feet in harsh environments such as the North Sea.
Our three 240C class rigs were designed for HPHT drilling in water depths up to 400 feet in benign environments, depending on rig size, location and outfitting, and are equipped with a hook-load capacity of 2.5 million pounds. The rigs are also capable of operating in harsh environments at reduced water depths compared to their benign environment ratings.
Our four EXL class rigs enable HPHT drilling in water depths up to 350 feet and are equipped with a hook-load capacity of two million pounds.
We recently purchased two Super 116E class rigs. These are premium rigs capable of drilling in water depths up to 350 feet and are equipped with a hook-load capacity of 1.5 million pounds.
Our two remaining Tarzan Class rigs are specifically designed for deep-well, HPHT drilling in up to 300 feet of water in benign environments.
Our four remaining 116C class rigs are premium rigs capable of operating in water depths up to 300 feet in benign environments. Rowan has three of these rigs under contract directly with Saudi Aramco that are managed by ARO. The fourth rig is cold-stacked.
Our one remaining Gorilla class rig, the Rowan Gorilla IV, was designed as a heavier-duty class of jack-up rig capable of operating in water depths to 450 feet in benign environments.
In November 2017, we sold one of our older rigs in our jack-up fleet, the Cecil Provine, under an agreement that prohibits its future use as a drilling unit. In October 2017, we also sold one premium and two high-specification jack-ups to ARO. See Note 1 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
See Part I, Item 2, “Properties,” of this Annual Report on Form 10-K for additional information regarding our fleet.
Our operations are subject to many uncertainties and hazards. See Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K for additional information.
Contracts
Our drilling contracts generally provide for a fixed amount of compensation per day (day rate), and are either “well-to-well,” “multiple-well” or "fixed-term" generally ranging from one month to several years. Well-to-well contracts are typically cancellable by either party upon completion of drilling.  Fixed-term contracts usually contain a termination provision such that either party may terminate if drilling operations are suspended for extended periods as a result of events of force majeure.  While many fixed-term contracts are for relatively short periods of three months or less, others are for one or more years, and all can continue for periods longer than the original terms. Well-to-well contracts can be extended over multiple series of wells.  Many drilling contracts contain renewal or extension provisions exercisable at the option of the customer at mutually agreeable rates.  Some of our drilling contracts provide for separate lump-sum payments for rig mobilization and demobilization. We recognize certain lump-sum fees and related expenses over the primary contract term. We recognize reimbursement of certain costs as revenue and expenses at the time they are incurred.  Our contracts for work generally provide for payment in USD except for amounts required by applicable law to be paid in the local currency or amounts required to meet local expenses.
A number of factors affect our ability to obtain contracts at profitable rates within a given region.  Such factors, which are discussed further under “Competition” in this Part I, Item 1 of this Annual Report on Form 10-K and in “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K include the global economic climate, the price of oil and gas which can affect our customers' drilling budgets, over- or under-supply of drilling units, location and availability of competitive equipment, the suitability of equipment for the project, comparative operating cost of the equipment, competence of drilling personnel and other competitive factors.  Profitability may also depend on receiving adequate compensation for the cost of moving equipment to drilling locations.
During periods of weak demand and declining day rates, we have historically entered into contracts at lower rates in order to keep our rigs working. At times, however, market conditions have forced us to "warm-stack" rigs to reduce costs during extended periods between contracts.  We currently have three ultra-deepwater drillships and five jack-ups warm stacked. We have also cold-stacked certain of our idle older rigs to reduce cost further and have ultimately sold six such rigs over the last three years, the Rowan Juneau, Rowan Alaska, Rowan Louisiana, Rowan Gorilla II, Rowan Gorilla III and Cecil Provine. All were sold under agreements that prohibit or limit their future use as drilling units.
Our contract backlog was estimated to be approximately $456.2 million at February 13, 2018, down from approximately $1.7 billion at February 14, 2017.  Our backlog excludes any backlog associated with ARO Drilling. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" in Part II, Item 7 of this Annual Report on Form 10-K for further information with respect to our backlog.
Competition
The contract drilling industry is highly competitive, and success in obtaining contracts involves many factors, including supply and demand for drilling units, price, rig capability, operating and safety performance, local content requirements and reputation.
In the jack-up drilling market, we compete with numerous offshore drilling contractors that together have 463 marketed jack-up rigs worldwide as of February 13, 2018, with an additional 91 units that are under construction or on order.  (We define marketed rigs as all rigs that are not cold-stacked.) We estimate that 73 delivered and marketed jack-ups, or 16 percent of the world’s marketed jack-up fleet, are high-specification, including Rowan's 16 high-specification rigs.
At February 13, 2018, there were 201 marketed floaters (drillships and semi-submersibles) worldwide, with an additional 42 units that are under construction or on order. We estimate that 103 of these floaters, or approximately 51 percent of the world’s marketed fleet, are capable of drilling in water depths of 10,000 feet or more, but only an estimated 35 floaters, or approximately 17 percent of the world's marketed fleet, have 2,500,000 pound hook-load capability and are equipped with dual blow-out preventers, which are key specifications valued by many deepwater customers.
A significant contributing factor to the softness in the offshore drilling market has been the influx of 247 newbuild jack-ups and 163 newbuild floaters delivered since early 2006. The addition of newbuild units, combined with numerous rigs having rolled off contracts in past months, has continued to increase competition, putting additional downward pressure on day rates and utilization. Of the approximately 91 jack-up rigs under construction worldwide scheduled for delivery through 2020 (28% of the currently utilized jack-up fleet of approximately 328 rigs), approximately 28 are considered high-specification (38% of the delivered high-specification fleet). Currently, there are approximately 58 competitive newbuild jack-up rigs scheduled for delivery during 2018, and none of them have contracts in place. For the floater market there are approximately 42 floaters under construction worldwide for delivery through 2021 (28% of the currently utilized floater fleet of approximately 150 rigs). Following the negotiated delivery delays on several units into future years, there are approximately 21 competitive newbuild floaters scheduled for delivery during 2018, with only 6 having contracts.
Based on the number of rigs as tabulated by IHS-Petrodata, we are the eighth largest offshore drilling contractor in the world and the fifth largest jack-up rig contractor. Based on market capitalization, we are the fourth largest publicly traded pure play offshore driller. Some of our competitors have greater financial and other resources and may be more able to make technological improvements to existing equipment or replace equipment that becomes obsolete.  In addition, those contractors with larger and more diversified drilling fleets may be better positioned to withstand unfavorable market conditions.
We market our drilling services to present and potential customers, including large international energy companies, smaller independent energy companies and government-owned or government-controlled energy companies.  See “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for a discussion of current and anticipated industry conditions and their impact on our operations.
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
We could become liable for damages resulting from pollution which could materially affect our financial position, results of operations and liquidity. In many of our drilling contracts, we are indemnified for pollution, well damage and environmental damage, except in certain cases of pollution emanating from our drilling rigs. This indemnity includes costs associated with regaining control of a wild well, removal and disposal of pollutants, environmental remediation and claims by third parties for damages. However, such contractual indemnification provisions may not adequately protect us for several reasons such as (i) the contractual indemnity provisions may require us to assume certain types or amounts of the liability; (ii) our customers may not have the financial resources necessary to honor the contractual indemnity provisions; or (iii) the contractual indemnity provisions may be unenforceable under applicable law.
Our customers often require us to assume responsibility for pollution damages when we are at fault. We seek to limit our liability to certain types of exposures such as claims by third parties. We may also seek to limit our liability to a non-material monetary amount or an amount within the limits of our available insurance coverage. For example, a contract may provide that we will assume the first $50 million of costs related to an incident resulting in wellbore pollution due to our negligence, with the customer assuming responsibility for costs in excess of that amount. We can provide no assurance that we will be able to negotiate indemnities and/or limitation of liability provisions or that such indemnification and/or limitation of liability provisions can be enforced or will be sufficient. Our customers may challenge the validity or enforceability of the indemnity provision for several reasons, including but not limited to applicable law, judicial decisions, the language of the indemnity provision, reasons of public policy, degree of fault and/or the circumstances resulting in the pollution.
In the event of an incident resulting in wellbore pollution where we are liable for all or a portion of such event, the impact on our financial position, results of operations and liquidity would depend on the scope of the incident. In this instance, we would seek to enforce our legal rights, including the enforcement of the indemnity obligation, if available, and redress from all parties at fault. In addition, we maintain limited insurance for liability related to negative environmental impacts of a sudden and accidental pollution event, as described below. Such an event would adversely affect our results of operations, financial position and cash flows if both insurance and indemnity protection were unavailable or insufficient and the incident was significant.
The jurisdictions in which we operate have various regulations and requirements with which we must comply. For example, pursuant to the U.S. Clean Water Act, a National Pollutant Discharge Elimination ("NPDES") permit is required for discharges into the US GOM. The permit holder is the designated responsible party for any environmental impacts that occur in the event of the discharge of any unpermitted substance, including a fuel spill or oil leak from an offshore installation such as a mobile drilling unit or in the event of non-compliance with permit requirements. We operate in accordance with NPDES permit standards regardless of the holder.
Pursuant to the U.K. Offshore Directive, we are required to have an approved Oil Pollution Emergency Plan ("OPEP") for each drilling unit operating in U.K. waters. The Offshore Directive also specifies additional regulations related to safety, licensing, environmental protection, emergency response and liability with which we comply.
Additionally, pursuant to the IMO MARPOL 73/78, we are required to have a Shipboard Oil Pollution Emergency Plan ("SOPEP") for each of our drilling units. Our SOPEP establishes detailed procedures for rapid and effective response to spill events that may occur as a result of our operations or those of the operator. This plan is reviewed in conjunction with the rig's emergency response manual and updated as necessary. Onboard drills are conducted periodically to maintain effectiveness of the plan, and each rig is outfitted with equipment to respond to minor spills. For operations anywhere in the world including in the U.S., our SOPEPs are subject to review and approval by Flag State, or a Recognized Organization acting on behalf of Flag State.
As the designated responsible party, an operator has the primary responsibility for spill response, including having contractual arrangements in place with emergency spill response organizations to supplement any onboard spill response equipment. Pursuant to our SOPEPs, we have certain resources and supplies onboard our drilling units to mitigate the impact of an incident until an emergency spill response organization can deploy its resources. However, we also have an agreement with an emergency spill response organization should we have an incident that exceeds the scope of our onboard spill response equipment. Our primary spill response provider in the U.S. specializes in helping industries prevent and clean up oil and other hydrocarbon spills. Our provider has represented it holds all necessary licenses, certifications and permits to respond to environmental emergencies in the

US GOM and maintains contracts with other response resources and organizations outside the US GOM. We believe we have adequate equipment and third-party resources available to us to respond to an emergency spill; however, we can provide no assurance that adequate resources will be available.
We are actively involved in various industry-led initiatives and work groups, including but not limited to those of the International Maritime Organization (a specialized agency of the United Nations), United States Coast Guard National Offshore Safety Advisory Committee, American Petroleum Institute, the International Association of Drilling Contractors, the Offshore Operations Committee, the Oil Companies International Marine Forum, the Center for Offshore Safety and the British Rig Owners Association, which are intended to improve safety and protection of the environment.
Oil and gas operations in the US GOM and in many of the other jurisdictions in which we operate are subject to regulation with respect to well design, casing and cementing and well control procedures, as well as rules requiring operators to systematically identify risks and establish safeguards against those risks through a comprehensive SEMS. Any serious oil and gas industry related event heightens governmental and environmental concerns and may lead to legislative proposals being introduced which may materially limit or prohibit offshore drilling in certain areas. New regulations may be implemented, including rules regarding drilling systems and equipment, such as blowout preventer and well-control systems and lifesaving systems, as well as rules regarding employee training, engaging personnel in safety management and requiring third-party audits of SEMS programs.
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
Our rig physical damage and liability insurance renews each June. We can provide no assurance we will be able to secure coverage of a similar nature with similar limits at comparable costs upon renewal.
Employees
At December 31, 2017, we had approximately 2,800 employees worldwide, compared to approximately 2,900 and 3,500 at December 31, 2016 and 2015, respectively, and approximately 330 independent contractors. Certain of our employees and contractors in various regions, such as Trinidad and Norway, are represented by labor unions and work under collective bargaining or similar agreements, which are subject to periodic renegotiation. We consider relations with our employees to be satisfactory.
Customers
In 2017, Saudi Aramco, Anadarko, and Cobalt accounted for 29%, 17% and 14%, respectively, of consolidated revenue. Saudi Aramco revenue was derived from our Jack-ups segment, and Anadarko and Cobalt revenue was derived from our Deepwater segment.
Reports filed with or furnished to the SEC
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our website at www.rowan.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on or accessible from our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this report or any other filing that we make with the SEC.
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
Demand for our drilling services depends on many factors beyond our control, including:

•	worldwide demand for and prices of oil and natural gas, and expectations regarding future energy prices;

•	the supply of drilling units in the worldwide fleet versus demand;

•	the level of exploration and development expenditures by energy companies and their ability to raise capital;

•	the willingness and ability of the OPEC to limit production levels and influence prices;

•	the level of production in non-OPEC countries;

•	the effect of economic sanctions that affect the energy industry;

•	the general economy, including inflation, interest rates and changes in the rate of economic growth;

•	the condition of global capital markets;

•
adverse sea, weather and climate conditions in our principal operating areas, including possible disruption of exploration and development activities due to loop currents, hurricanes and other severe sea and weather conditions;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	environmental and other laws and regulations;

•	policies of various governments regarding exploration and development of oil and natural gas reserves;

•	nationalization of assets or workforce and/or confiscation of assets;

•	worldwide tax policies and treaties;

•	political and military conflicts in oil-producing areas and the effects of terrorism;

•	increased supply of oil and gas from onshore development and relative cost of offshore drilling versus onshore oil and gas production;

•	the development and exploitation of alternative fuels and energy sources including the growing demand, often government-mandated, for electric powered vehicles; and

•	merger, divestiture, restructuring and consolidation of our customers and competitors and their assets.
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
Our ability to meet our cash flow obligations depends on our ability to secure ongoing work for our drilling units at sufficient day rates. As of February 13, 2018, we had nine jack-up drilling units without contracts (including two cold-stacked and two recently purchased jack-ups which have not yet been placed in service for Rowan, the two LeTourneau Super 116E jack-up rigs); eleven with contract terms ending in 2018; and three with contract terms ending in 2019; and three of our four drillships without contracts; one of our drillships has a contract ending in 2018. Given current market conditions, future demand for offshore drilling units and day rates may continue to remain at low levels, possibly for an extended period of time. Failure to secure profitable contracts for our drilling units could negatively impact our operating results and financial position, impair our ability to generate sufficient cash flow to fund our capital expenditures and/or meet our other obligations.
Prior to the downturn in the drilling sector, the industry experienced a significant increase in construction activity. The resulting increase in supply of newbuild drilling units, combined with the decrease in demand for offshore drilling services, has led to an oversupply of drilling units and further declines in utilization and day rates that is expected to continue for some time. According to industry sources, there were 463 marketed jack-up rigs worldwide as of February 13, 2018, an additional 91 units that are under construction or on order and 201 marketed floaters (drillships and semi-submersible) worldwide, with an additional 42 units that are under construction or on order. (We define marketed rigs as all rigs that are not cold-stacked.) A continued decline in utilization and day rates would further impact our revenue and profitability.
A further decline in the market for contract drilling services could result in additional asset impairment charges.
We recognized asset impairment charges on our jack-up drilling units aggregating approximately $330 million in 2015 and $34 million in 2016, or approximately 4% and 0.5%, respectively, of our fixed asset carrying values. Prolonged periods of low utilization and day rates, the cold-stacking of idle assets, or the sale of assets below their then carrying value could result in the recognition of additional impairment charges on our drilling units if future cash flow estimates, based upon information available to management at the time, indicate that their carrying value may not be recoverable. See “Impairment of Long-lived Assets” in Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
In past years, we have experienced some of the types of incidents described above, including punch-throughs and towing accidents resulting in lost or damaged equipment and high-pressure drilling accidents resulting in lost or damaged formations. Any future such events could result in operating losses and have a material impact on our business.

The global nature of our operations involves additional risks, particularly in certain jurisdictions.
Our operations are diversified geographically although we have a concentrated presence in certain locations.  Foreign operations are often subject to additional political, economic and other uncertainties, such as with respect to taxation policies, customs restrictions, local content requirements, regulatory requirements, currency convertibility and repatriation restrictions, security threats including terrorism, piracy, and the risk of asset expropriation.  Political unrest and regulatory restrictions could halt operations or impact us in other unforeseen ways, especially in areas of concentrated presence (see Note 13 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K).
Many countries have regulations or policies requiring or rewarding the participation of local companies and individuals in petroleum-related activities. Such participation requirements can include, without limitation, the ownership of oil and gas concessions, the hiring of local agents and partners, the procurement of goods and services from local sources, and the employment of local workers. The requirements can also include co-ownership of our drilling units, in whole or in part, by home country companies or citizens and /or require reflagging of our drilling units under the flag of the home country. The governments of many of these countries have become increasingly active in requiring higher levels of local participation which may increase our costs and risks of operating in these regions, thereby limiting our ability to enter into, relocate from, or compete in these regions.
In addition, our inability to obtain visas and work permits for our employees in the jurisdictions in which we operate on a timely basis could delay or interrupt our operations resulting in an adverse impact on our business. Further, governmental restrictions in some jurisdictions may make it difficult for us to move our personnel, assets and operations in and out of these regions without delays or downtime.
In certain jurisdictions where legal protections may be less available to us, we assume greater risk that our customer may terminate contracts without cause on short notice, contractually or by governmental action.  Additionally, operations in certain areas, such as the North Sea and US GOM, are highly regulated and have higher compliance and operating costs in general.
Although we are a U.K. company, a significant majority of our revenue and expenses are transacted in USD, which is our functional currency. However, in certain countries in which we operate, local laws or contracts may require us to receive some portion of payment in the local currency.  We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities denominated in the foreign currency. We can provide no assurance that we will be able to convert into USD or utilize such foreign currency holdings due to controls over currency exchange or controls over the repatriation of income or capital. For more information, see “Assets and Liabilities Measured at Fair Value on a Recurring Basis” in Note 7 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
The offshore drilling industry is highly competitive and cyclical, with intense price competition.
The offshore contract drilling industry is a highly competitive and cyclical business characterized by numerous competitors, high capital and operating costs and evolving capability of newer rigs. Drilling contracts are often awarded on a competitive-bid basis, and intense price competition, rig availability, location and suitability, experience of the workforce, efficiency, safety performance record, technical capability and condition of equipment, operating integrity, reputation, industry standing, and client relations are all factors in determining which contractor is awarded a contract. Our future success and profitability will partly depend upon our ability to keep pace with our customers’ demands with respect to these factors.
In addition to intense competition, our industry has historically been cyclical. The contract drilling industry is currently in a period of low demand for offshore drilling services and excess rig supply, resulting from a prolonged period of weak oil and gas prices and reduced worldwide drilling activity. These conditions have intensified the competition in the industry and put significant downward pressure on day rates. As a result, we may be unable to secure profitable contracts for our drilling units, we may have to contract our rigs at substantially lower rates for long periods of time, enter into nontraditional fee arrangements, accept less favorable contract terms or idle or cold-stack some of our drilling units, all of which would adversely affect our operating results, cash flows and financial position.
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
Most of our term drilling contracts may be canceled by the customer without penalty upon the occurrence of events beyond our control such as the loss or destruction of the drilling unit, or the suspension of drilling operations for a specified period of time as a result of a breakdown of major equipment. While most of our contracts require the customer to pay a termination fee in the event of an early cancellation without cause, early termination payments may not fully compensate us for the loss of the contract and could result in the drilling unit becoming idle or cold-stacked for an extended period of time.  If we or our customers are unable to perform under existing contracts for any reason or replace terminated contracts with new contracts having less favorable terms, our backlog of estimated revenue would decline, adversely affecting our financial results.
We must make substantial capital and operating expenditures to maintain and upgrade our drilling fleet.
Our business is highly capital intensive and dependent on having sufficient cash flow and or available sources of financing in order to fund capital expenditure requirements. We can provide no assurance that we will have access to adequate or economical sources of capital to fund necessary capital and operating expenditures.
We have and will likely continue to have certain customer concentrations, and the loss of a significant customer would adversely impact our financial results.
A concentration of customers increases the risks associated with any possible (i) termination or nonperformance of drilling contracts, (ii) failure to renew contracts or award new contracts, or (iii) reduction of our customers' drilling programs. In 2017, three customers accounted for 60% of our consolidated revenue (Saudi Aramco - 29%; Anadarko - 17%; Cobalt - 14%). The loss or material reduction of business from a significant customer would have an adverse impact on our results of operations and cash flows.  Moreover, our drilling contracts subject us to counterparty risks. The ability of each of our counterparties to perform its obligations under a contract with us will depend on a number of factors that are beyond our control such as the overall financial condition of the counterparty. Should a significant counterparty fail to honor its obligations under an agreement with us, we could sustain losses, which could have a material adverse effect on our business, financial condition and results of operations.
If we or our customers are unable to acquire or renew permits and approvals required for drilling operations, we may be forced to suspend or cease our operations, and our profitability may be reduced.
Crude oil and natural gas exploration and production operations require numerous permits and approvals for us and our customers from governmental agencies in the areas in which we operate.  In addition, many governmental agencies have increased regulatory oversight and permitting requirements in recent years.  If we or our customers are not able to obtain necessary permits and approvals in a timely manner, our operations will be adversely affected.  Obtaining all necessary permits and approvals may necessitate substantial expenditures to comply with the requirements of these permits and approvals. Future changes to these permits or approvals or any adverse change in the interpretation of existing permits and approvals could result in further unexpected, substantial expenditures.  In addition, such regulatory requirements and restrictions could also delay or curtail our operations, require us to make substantial expenditures to meet compliance requirements, and could have a material impact on our financial condition or results of operations and may create a risk of expensive delays or loss of value if a project is unable to function as planned.
For example, the U.S. Bureau of Ocean Energy Management and BSEE, have implemented significant environmental and safety regulations applicable to drilling operations in the US GOM.  These regulations have at times adversely impacted the ability of our customers to obtain necessary permits and approval on a timely basis and/or to continue operations uninterrupted under existing permits.
We may not realize the expected benefits of the ARO joint venture and it may introduce additional risks to our business.
In November 2016, Rowan and Saudi Aramco announced plans to form a 50/50 joint venture with Rowan and Saudi Aramco each selling existing drilling units and contributing capital as the foundation of the new company. The new entity, ARO, commenced operations on October 17, 2017, and is expected to add up to 20 newbuild jack-up rigs to its fleet over ten years commencing as early as 2021. There can be no assurance that the new jack-up rigs will begin operations as anticipated or we will realize the expected return on our investment. We may also experience difficulty jointly managing the venture, and integrating our existing employees, business systems, technologies and services with those of Saudi Aramco in order to operate the joint venture efficiently. Further, in the event ARO has insufficient cash from operations or is unable to obtain third party financing, we may periodically be required to make additional capital contributions to ARO, up to a maximum aggregate contribution of $1.25 billion, which could affect our liquidity position. As a result of these risks, it may take longer than expected for us to realize the expected returns from ARO or such returns may ultimately be less than anticipated. Additionally, if we are unable to make any required contributions, our ownership in ARO could be diluted which could hinder our ability to effectively manage ARO and harm our operating results or financial condition.

Operating through ARO, in which we have a shared interest, may also result in us having less control over many decisions made with respect to projects and internal controls relating to projects. ARO may not apply the same internal controls and internal control reporting that we follow. As a result, internal control issues may arise, which could have a material adverse effect on our financial condition and results of operations. Additionally, in order to establish or preserve our relationship with our joint venture partner, we may agree to risks and contributions of resources that are proportionately greater than the returns we could receive, which could reduce our income and return on our investment in ARO compared to what we may traditionally require in other areas of our business.
Increases in regulatory requirements could significantly increase our costs or delay our operations.
Many aspects of our operations are subject to governmental regulation, including equipping and operating vessels, drilling practices and methods, and taxation. For example, operations in certain areas, such as the US GOM and the North Sea, are highly regulated and have higher compliance and operating costs in general. We may be required to make significant expenditures in order to comply with existing or new governmental laws and regulations. It is also possible that such laws and regulations may in the future add significantly to our operating costs or result in a reduction of revenue associated with downtime required to implement regulatory requirements.
Oil and gas operations in many of the locations in which we operate are subject to regulation with respect to well design, casing and cementing and well control procedures, as well as rules requiring operators to systematically identify risks and establish safeguards against those risks through a comprehensive safety and environmental management system, or SEMS. New regulations continue to be implemented, including rules regarding drilling systems and equipment, such as blowout preventer and well-control systems and lifesaving systems, as well as rules regarding employee training, engaging personnel in safety management and requiring third-party audits of SEMS programs. Such new regulations may require modifications or enhancements to existing systems and equipment, or require new equipment, and could increase our operating costs and cause downtime for our units if we are required to take any of them out of service between scheduled surveys or inspections, or if we are required to extend scheduled surveys or inspections to meet any such new requirements. Additional governmental regulations concerning licensing, taxation, equipment specifications, training requirements or other matters could increase the costs of our operations and could reduce exploration activity in the areas in which we operate.
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
Governments around the world are increasingly focused on enacting laws and regulations regarding climate change and regulation of greenhouse gases. Lawmakers and regulators in the jurisdictions where we operate have proposed or enacted regulations requiring reporting of greenhouse gas emissions and the restriction thereof. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues and impose reductions of hydrocarbon-based fuels. Laws or regulations incentivizing or mandating the use of alternative energy sources such as wind power and solar energy have also been enacted in certain jurisdictions. Numerous large cities globally and a few countries have mandated conversion from internal combustion engine powered vehicles to electric-powered vehicles and placed restrictions on non-public transportation, thereby reducing future demand for oil which could have a material impact on our business. Laws, regulations, treaties and international agreements related to greenhouse gases and climate change may unfavorably impact our business, our suppliers and our customers, and result in increased compliance costs, operating restrictions and could reduce drilling in the offshore oil and gas industry, all of which would have a material adverse impact on our business.
Our drilling units are subject to damage or destruction by severe weather, and our drilling operations may be affected by severe weather conditions.
Our drilling rigs are located in areas that frequently experience hurricanes and other forms of severe weather conditions. These conditions can cause damage or destruction to our drilling units. Further, high winds and turbulent seas can cause us to suspend operations on drilling units for significant periods of time.  Even if our drilling units are not damaged or lost due to severe weather, we may experience disruptions in our operations due to evacuations, reduced ability to transport personnel or necessary supplies to the drilling unit, or damage to our customers’ platforms and other related facilities.  Additionally, our customers may not choose to contract our rigs for use during hurricane season, particularly in the US GOM.  Future severe weather could result in the loss or damage to our rigs or curtailment of our operations, which could adversely affect our financial position, results of operations and cash flows.
Taxing authorities may challenge our tax positions, and we may not be able to realize expected benefits.
We are subject to tax laws, regulations and treaties in many jurisdictions. Changes to these laws or interpretations could affect the taxes we pay in various jurisdictions. Our tax positions are subject to audit by relevant tax authorities who may disagree with our interpretations or assessments of the effects of tax laws, treaties, or regulations, or their applicability to our corporate structure or certain of our transactions we have undertaken.  We could therefore incur material amounts of income tax cost in excess of currently recorded amounts if our positions are challenged and we are unsuccessful in defending them.
Changes in or non-compliance with tax laws and changes to our income tax estimates could adversely impact our financial results.
In 2012, we changed our legal domicile to the U.K. There have been legislative proposals in the U.S. that attempted to treat companies that have undertaken similar transactions as U.S. corporations subject to U.S. taxes or to limit the tax deductions or tax credits available to U.S. subsidiaries of these corporations. The realization of the expected tax benefits of our redomestication could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the IRS or other tax authorities. Changes in our effective tax rates as determined from time to time, the inability to realize anticipated tax benefits, or the imposition of additional taxes could have a material impact on our results of operations, financial position and cash flows. Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, repatriation of earnings from the non-U.S. subsidiaries of RCI, a wholly owned, indirect subsidiary of the Company, or changes in applicable regulations and accounting principles.
Changes in our recorded tax estimates (including estimated reserves for uncertain tax positions) may have a material impact on our results of operations, financial position and cash flows. We do not provide for deferred income taxes on certain undistributed earnings of non-U.K. subsidiaries. No subsidiary of RCI has a plan to distribute earnings to RCI in a manner that would cause those earnings to be subject to U.S., U.K. or other local country taxation.
On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the U.S. Tax Act. The U.S. Tax Act significantly changes U.S. corporate income tax laws including but not limited to (i) reducing the U.S. corporate income tax rate from 35% to 21% starting in 2018 (ii) requiring a one-time transition tax on mandatory deemed repatriation of certain unremitted non-U.S. earnings as of December 31, 2017, (iii) changing how non-U.S. subsidiaries are taxed in the U.S. as of January 1, 2017, (iv) eliminating the carryback abilities and establishing an 80% limitation on the annual utilization of net operating losses after December 31, 2017, (v) establishing new limitations on interest deductions as of January 1, 2018 and (vi) requiring additional U.S. tax on certain payments by U.S. subsidiaries to non-U.S. subsidiaries if such payments are subject to reduced rates of U.S. withholding tax under a treaty after December 31, 2017. As we do not have all the necessary information to analyze all effects of this tax reform, our financial statements include provisional amounts, which we believe represents a reasonable estimate of the accounting implications of this tax reform.
The U.S. Tax Act requires complex computations to be performed that were not previously provided in U.S. tax law, significant judgments to be made in interpretation of the U.S. Tax Act, and the preparation and analysis of information not previously relevant or regularly produced. As such, the application of accounting guidance for such items is currently uncertain. As a result, we have provided a provisional estimate on the effect of the U.S. Tax Act in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts.

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

Operating and maintenance costs of our drilling units may be significant and could have an adverse effect on the profitability of our contracts. In addition, operational interruptions or maintenance or repair work may cause our customers to suspend or reduce payment of day rates until operation is resumed, which may lead to loss of revenue or termination or renegotiation of the drilling contract.
Most of our drilling contracts provide for the payment of a fixed day rate during periods of operation and reduced day rates during periods of other activities.  Given current market conditions, we may not be able to negotiate day rates sufficient to cover increased or unanticipated costs. Our operating expenses and maintenance costs can be unpredictable and depend on a variety of factors including: crew costs, costs of provisions, equipment, insurance, maintenance and repairs, customer and regulatory requirements, and shipyard costs, many of which are beyond our control. Our profit margins may therefore vary over the terms of our contracts, which could adversely affect our financial position, results of operations and cash flows.
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
We do not expect our rig operating and maintenance costs to decline proportionately when rigs are not in service or when day rates decline.  Fixed costs continue to accrue during out-of-service periods (such as shipyard stays and rig mobilizations preceding a contract), which represented approximately 6.8% of our available rig days in 2017. Operating revenue may fluctuate as rigs are recontracted at prevailing market rates upon termination of a contract, but costs for operating a rig are generally fixed or only slightly variable regardless of the day rate being earned.  Additionally, if our rigs are idle between contracts, we typically continue to incur operating and personnel costs because the crew is retained to prepare the rig for its next contract.  During times of reduced activity, reductions in costs may not be immediate as some crew members may be required to assist in the rig's removal from service.  Moreover, as our rigs are mobilized from one geographic location to another, the labor and other operating and maintenance costs may increase significantly.
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
We can provide no assurance that our insurance coverage will adequately protect us against liability from potential consequences and damages, or that we will be able to maintain adequate insurance in the future. A significant event which is not adequately covered by insurance and /or the failure of one or more of our insurance providers to meet claim obligations or losses or liabilities resulting from uninsured or underinsured events could have material adverse affects on our financial position, results of operations and cash flows.
Our contractual indemnification provisions may not be sufficient to cover our liabilities.
Our drilling contracts provide for varying levels of indemnification and allocation of liabilities between the parties with respect to liabilities resulting from various hazards associated with the drilling industry, such as loss of well control, well-bore pollution and damage to subsurface reservoirs and injury or death to personnel.  The degree of indemnification we may receive from operators varies from contract to contract based on market conditions and customer requirements existing when the contract was negotiated, and recovery is dependent on the customer's financial condition. Our drilling contracts generally indemnify us for injuries and death of our customers’ employees and loss or damage to our customers’ property.  Our service agreements generally indemnify us for injuries and death of our service providers’ employees. However, the enforceability of our indemnities may be subject to differing interpretations, or further limited or prohibited under applicable law, particularly in cases of gross negligence, willful misconduct, punitive damages or punitive fines and/or penalties.  The failure of a customer to meet its indemnification obligations, or losses or liabilities resulting from events excluded from or unenforceable under contractual indemnification obligations would adversely affect our financial position, results of operations and cash flows.

Our information technology systems are subject to cybersecurity risks and threats.
We depend heavily on technologies, systems and networks that we manage, and others that are managed by our third-party service and equipment providers or customers, to conduct our business and operations.  Cybersecurity risks and threats to such systems continue to grow and may be difficult to anticipate, prevent, identify or mitigate. If any of our, our service providers' or our customers' security systems prove to be insufficient, we could be adversely affected by having our business and financial systems compromised, our companies’, employees’, vendors’ or customers’ confidential or proprietary information altered, lost or stolen, or our (or our customers’) business operations, financial systems or safety procedures disrupted, degraded or damaged. A breach or failure could also result in injury (financial or otherwise) to people, loss of control of, or damage to, our (or our customers’) assets, harm to the environment, reputational damage, breaches of laws or regulations, litigation and other legal liabilities.  In addition, we may incur significant costs to prevent, respond to or mitigate cybersecurity risks or events and to defend against any investigations, litigation or other proceedings that may follow such events.  Such a failure or breach of our systems could adversely and materially impact our business operations, financial position, results of operations and cash flows.
Failure to comply with anti-corruption and anti-bribery laws could result in fines, criminal penalties and drilling contract terminations and could have an adverse impact on our business.
The FCPA, the UK Bribery Act and similar laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to governmental officials for the purpose of obtaining or retaining business. We have operated and may in the future operate in parts of the world where strict compliance with anti-corruption and anti-bribery laws may conflict with local customs and practices. Any failure to comply with the FCPA, UK Bribery Act, or other anti-corruption laws due to our own acts or omissions or the acts or omissions of others, including our partners, agents or vendors, could subject us to civil and criminal penalties or other sanctions, which would adversely affect our business, financial position, results of operations or cash flows. We could also face fines, sanctions and other penalties from authorities in the relevant jurisdictions, including prohibition of our participation in or curtailment of business operations in those jurisdictions and the seizure of drilling units or other assets.
Failure to retain highly skilled personnel could hurt our operations.
We require highly skilled and experienced personnel to operate our rigs and provide technical services and support for our operations.  In the past, during periods of high demand for drilling services and increasing worldwide industry fleet size, shortages of qualified personnel have occurred. The recent prolonged industry downturn may further reduce the number of qualified personnel available in the future. Such shortages could result in our loss of qualified personnel to competitors, impair the timeliness and quality of our work and create upward pressure on costs. If we are unable to retain or train skilled personnel, our operations and quality of service could be adversely impacted.
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
Certain credit rating agencies have downgraded our credit ratings below investment grade and may further downgrade our credit ratings at any time. A further downgrade in our ratings could have adverse consequences on our business and future prospects, including the following:

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
Drilling rigs use proprietary technology and equipment which can involve potential infringement of a third party’s rights, including patent rights. The majority of the intellectual property rights relating to our jack-ups and drillships are owned by us or our suppliers or sub-suppliers, however, in the event that we or one of our suppliers or sub-suppliers becomes involved in a dispute over infringement rights relating to equipment owned or used by us, we may lose access to repair services or replacement parts, or we could be required to cease use of some equipment or forced to modify our jack-ups or drillships. We could also be required to pay license fees or royalties for the use of equipment. Technology disputes involving us, or our suppliers or sub-suppliers could adversely affect our financial results and operations.
Unionization efforts and labor regulations in certain countries in which we operate could materially increase our costs or limit our flexibility.
Certain of our employees and contractors in various regions such as Trinidad and Norway are represented by labor unions and work under collective bargaining or similar agreements, which are subject to periodic renegotiation.  Further, efforts may be made from time to time to unionize other portions of our workforce. In addition, we have experienced, and in the future may experience, strikes or work stoppages and other labor disruptions. Additional unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs, reduce our revenue or limit our operations.
Supplier capacity constraints or shortages in parts or equipment, supplier production disruptions, supplier quality and sourcing issues or price increases could increase our operating costs, decrease our revenue and adversely impact our operations.
Our reliance on third-party suppliers, manufacturers and service providers to secure equipment used in our drilling operations could expose us to volatility in the quality, price and availability of such items. Certain specialized parts and equipment we use in our operations may be available only from a single or small number of suppliers. A disruption in the deliveries from such third-party suppliers, capacity constraints, production disruptions, price increases, defects or quality-control issues, recalls or other decreased availability or servicing of parts and equipment could adversely affect our ability to meet our commitments to customers, adversely impact our operations and revenue by resulting in uncompensated downtime, reduced day rates or the cancellation or termination of contracts, or increase our operating costs. Our reliance on one or more of these third-party suppliers could further exacerbate such issues.
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
As a result of shareholder approval requirements required under U.K. law, we may have less flexibility than a Delaware corporation with respect to certain aspects of capital management.
Unlike most U.S. state corporate law, English law provides that a board of directors may generally only allot shares with the prior authorization of shareholders, which such authorization may only extend for a maximum period of five years. English law also generally provides shareholders preemptive rights when new shares are issued for cash unless such rights are waived by the shareholders.
English law also generally prohibits us from repurchasing our shares on the open market and prohibits us from repurchasing our shares by way of “off-market purchases” without the prior approval of shareholders, which approval may only extend for a maximum period of five years.
At our 2017 annual general meeting of shareholders, our Board was authorized to allot a certain amount of shares, exclude certain preemptive rights in shares for cash offerings and effect off market purchases, in each case without further shareholder approval. However, these authorizations expire in May 2018. As such, we will be unable to issue new shares or repurchase shares unless and until we receive renewed shareholder approval. In addition, even if approved by shareholders, our ability to issue and repurchase shares may be substantially more restricted than a U.S. company.
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
The U.K.’s referendum to exit from the E.U. will have uncertain effects and could adversely impact our business, results of operations and financial condition.
On June 23, 2016, the U.K. voted to exit from the E.U. (commonly referred to as Brexit). The terms of Brexit and the resulting U.K./E.U. relationship are uncertain for companies doing business both in the U.K. and the overall global economy. In addition, our business and operations may be impacted by any subsequent vote in Scotland to seek independence from the U.K. Risks related to Brexit that we may encounter include:

•	adverse impact on macroeconomic growth and oil and gas demand;

•	continued volatility in currencies including the British pound and USD that may impact our financial results;

•	reduced demand for our services in the U.K. and globally;

•	increased costs of doing business in the U.K. and in the North Sea;

•	increased regulatory costs and challenges for operating our business in the North Sea;

•	volatile capital and debt markets, and access to other sources of capital;

•	risks related to our global tax structure and the tax treaties upon which we rely;

•	business uncertainty resulting from prolonged political negotiations; and

•	uncertain stability of the E.U. and global economy if other countries exit the E.U.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
The Company has no unresolved SEC staff comments.

ITEM 2.  PROPERTIES
Our primary U.S. offices are located in leased space in Houston, Texas. Additionally, we own or lease other office, maintenance and warehouse facilities in the U.S., Saudi Arabia (primarily for ARO operations), Norway, Scotland, Trinidad, Bahrain, Dubai, Luxembourg and Egypt.
Drilling Rigs
Following is the principal drilling equipment owned by Rowan and its location at February 13, 2018.

		Depth (feet)
Rig Name/Type	Class Name	Water (6)	Drilling (7)	Year of Shipyard Delivery	Location

Ultra-Deepwater Drillships:
Rowan Renaissance	Gusto MSC P10,000	12,000	40,000	2014	US GOM
Rowan Resolute	Gusto MSC P10,000	12,000	40,000	2014	US GOM
Rowan Reliance	Gusto MSC P10,000	12,000	40,000	2014	US GOM
Rowan Relentless	Gusto MSC P10,000	12,000	40,000	2015	US GOM

Jack-ups:
Rowan Norway (1)	N-Class	400	35,000	2011	U.K.
Rowan Stavanger (1)	N-Class	400	35,000	2011	Norway
Rowan Viking (1)	N-Class	435	35,000	2010	Norway
Bob Palmer (1) (5)	Super Gorilla XL	475	35,000	2003	Saudi Arabia
Rowan Gorilla VII (1)	Super Gorilla	400	35,000	2001	U.K.
Rowan Gorilla VI (1)	Super Gorilla	400	35,000	2000	Trinidad
Rowan Gorilla V (1)	Super Gorilla	400	35,000	1998	U.K.
Joe Douglas (1)	240C	350	35,000	2012	Trinidad
Ralph Coffman (1)	240C	350	35,000	2009	In-transit to US GOM
Rowan Mississippi (1) (5)	240C	375	35,000	2008	Saudi Arabia
Rowan EXL IV (1)	EXL	320	35,000	2011	Bahrain
Rowan EXL III (1)	EXL	350	35,000	2010	US GOM
Rowan EXL II (1)	EXL	350	35,000	2010	Trinidad
Rowan EXL I (1)	EXL	350	35,000	2010	Bahrain
P-59 (2) (4)	Super 116E	350	30,000	2013	Brazil
P-60 (2) (4)	Super 116E	350	30,000	2013	Brazil
Hank Boswell (1) (5)	Tarzan	300	35,000	2006	Saudi Arabia
Scooter Yeargain (1) (5)	Tarzan	300	35,000	2004	Saudi Arabia
Rowan California (2)(3)	116C	300	25,000	1983	Bahrain
Arch Rowan (2) (5)	116C	300	25,000	1981	Saudi Arabia
Charles Rowan (2) (5)	116C	300	25,000	1981	Saudi Arabia
Rowan Middletown (2) (5)	116C	300	25,000	1980	Saudi Arabia
Rowan Gorilla IV (1) (3)	Gorilla	450	30,000	1986	US GOM
______________________________
(1)     High-specification jack-up, which is defined as having hook-load capacity of at least two million pounds.
(2)     Premium jack-up, which is defined as an independent leg, cantilevered rig capable of operating in water depths of 300 feet or more.
(3)     Currently cold-stacked.
(4)    Purchased in January 2018 and not yet placed in service.
(5)    Managed by ARO.
(6)    Water depths are the maximum "rated" depths as currently outfitted.
(7)    Maximum estimated drilling depth, subject to well characteristics and rig outfitting.

ITEM 3.  LEGAL PROCEEDINGS
We are involved in various routine legal proceedings incidental to our businesses and vigorously defend our position in all such matters.  Although the outcome of such proceedings cannot be predicted with certainty, we believe there are no known contingencies, claims or lawsuits that will have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our shares are listed on the NYSE under the symbol “RDC.” The following table sets forth the high and low sales prices of our shares as reported on the NYSE for the periods indicated.

	2017		2016
Quarter	High	Low	High	Low
First	$20.50	$14.05	$18.43	$10.67
Second	15.96	10.04	19.94	14.58
Third	13.07	9.02	19.06	12.00
Fourth	15.79	12.35	21.68	13.02
On February 21, 2018, there were 72 shareholders of record. Many of our shareholders hold their shares in "street name" by a nominee of Depository Trust Company, which is a single shareholder of record.
In January 2016, our Board discontinued dividend payments.

The graph below presents the relative investment performance of our ordinary shares, the Dow Jones U.S. Oil Equipment & Services Index, and the S&P 500 Index for the five-year period ended December 31, 2017, assuming reinvestment of dividends.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Rowan	100.00	113.08	75.39	55.89	62.28	51.63
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
Dow Jones US Oil Equipment & Services Index	100.00	128.41	106.29	82.40	104.91	87.38

Issuer Purchases of Equity Securities
The following table presents information with respect to acquisitions of our shares for the fourth quarter of 2017:

Month ended	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1 - 31, 2017	1,996	$12.71	—	$—
November 1 - 30, 2017	168	$13.90	—	$—
December 1 - 31, 2017	7,996	$14.99	—	$—
Total	10,160	$14.52	—

(1) The total number of shares acquired includes shares acquired from employees by an affiliated EBT in satisfaction of tax withholding requirements. The price paid for shares acquired in satisfaction of withholding taxes is the share price on the date of the transaction. There were no shares repurchased under any share repurchase program during the fourth quarter of 2017.

(2) The ability to make share repurchases is subject to the discretion of our Board and the limitations set forth in the U.K. Companies Act of 2006, which generally provide that share repurchases may only be made out of distributable reserves. At our 2017 general meeting of shareholders on May 25, 2017, our shareholders approved new repurchase agreements and counterparties, which approval will remain valid until May of 2022. Our Board has authority to commence or suspend share repurchase programs from time to time without prior notice pursuant to these approved repurchase agreements. There are no share repurchase programs outstanding at December 31, 2017.

For information concerning our shares to be issued in connection with equity compensation plans, see Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in Part III, Item 12, of this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA
Selected financial data for each of the last five years is presented below:

	2017	2016	2015	2014	2013
	(Dollars in millions, except per share amounts)
Operations
Revenue	$1,282.8	$1,843.2	$2,137.0	$1,824.4	$1,579.3
Costs and expenses:
Direct operating costs (excluding items shown below)	684.8	778.2	993.1	991.3	860.9
Depreciation and amortization	403.7	402.9	391.4	322.6	271.0
Selling, general and administrative	104.9	102.1	115.8	125.8	131.3
Gain on sale of assets to unconsolidated subsidiary (1)	(157.4)	—	—	—	—
(Gain) loss on disposals of property and equipment	9.4	8.7	(7.7)	(1.7)	(20.1)
Gain on litigation settlement (2)	—	—	—	(20.9)	—
Material charges and other operating items (3)	—	32.9	337.3	574.0	4.5
Total costs and expenses	1,045.4	1,324.8	1,829.9	1,991.1	1,247.6
Equity in earnings from unconsolidated subsidiary	0.9	—	—	—	—
Income (loss) from operations	238.3	518.4	307.1	(166.7)	331.7
Other income (expense) — net (4)	(139.0)	(192.8)	(149.4)	(102.9)	(70.5)
Income (loss) from continuing operations before income taxes	99.3	325.6	157.7	(269.6)	261.2
Provision (benefit) for income taxes	26.6	5.0	64.4	(150.7)	8.6
Income (loss) from continuing operations	72.7	320.6	93.3	(118.9)	252.6
Discontinued operations, net of taxes (5)	—	—	—	4.0	—
Net income (loss)	$72.7	$320.6	$93.3	$(114.9)	$252.6
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.58	$2.56	$0.75	$(0.96)	$2.04
Income (loss) from discontinued operations	—	—	—	0.03	—
Net income (loss)	$0.58	$2.56	$0.75	$(0.93)	$2.04
Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.57	$2.55	$0.75	$(0.96)	$2.03
Income (loss) from discontinued operations	—	—	—	0.03	—
Net income (loss)	$0.57	$2.55	$0.75	$(0.93)	$2.03
Financial Position
Cash and cash equivalents	$1,332.1	$1,255.5	$484.2	$339.2	$1,092.8
Property and equipment — net	$6,552.7	$7,060.0	$7,405.8	$7,432.2	$6,385.8
Total assets	$8,458.3	$8,675.6	$8,347.3	$8,392.3	$7,975.8
Current portion of long-term debt	$—	$126.8	$—	$—	$—
Long-term debt, less current portion	$2,510.3	$2,553.4	$2,692.4	$2,788.5	$2,008.7
Shareholders’ equity (6)	$5,386.1	$5,113.9	$4,772.5	$4,691.4	$4,893.8
Statistical Information
Current ratio (7)	6.06	3.27	2.80	2.82	4.50
Debt to capitalization ratio	32%	34%	36%	37%	29%
Book value per share of common stock outstanding	$42.66	$40.76	$38.24	$37.66	$39.39
Price range of common stock:
High	$20.50	$21.68	$25.13	$35.17	$38.65
Low	$9.02	$10.67	$14.63	$19.50	$30.21
Cash dividends declared per share	$—	$—	$0.40	$0.30	$—
___________________

(1)	In 2017, the Company recognized a $157.4 million gain on the sale of assets to ARO.

(2)	Gain on litigation settlement includes: 2014 – a gain of $20.9 million in cash received for damages incurred as a result of a tanker’s collision with the Rowan EXL I in 2012.

(3)
Material charges and other operating expenses consisted of the following: 2016 – $34.3 million of non-cash impairment charges and a $1.4 million reversal of an estimated liability for settlement of a withholding tax matter during a tax amnesty period which was related to a legal settlement for a 2014 termination of a contract for refurbishment work on the Rowan Gorilla III, as noted below in the 2015 period. A payment of such withholding taxes during the tax amnesty period resulted in the waiver of applicable penalties and interest; 2015 – $329.8 million of non-cash asset impairment charges and a $7.6 million adjustment to an estimated liability for the 2014 termination of a contract for refurbishment work on the Rowan Gorilla III. A settlement agreement for this matter was signed during the third quarter of 2015; 2014 – $574.0 million of non-cash asset impairment charges; and 2013 – $4.5 million of non-cash asset impairment charges.

(4)	In 2016, other income (expense), net includes $31.2 million loss on debt extinguishment.

(5)
In 2011, the Company sold its manufacturing and land drilling operations, which were classified as discontinued operations. In 2014, we sold a land rig retained from the sale and recognized a $4.0 million gain, net of tax.

(6)	2017 includes a $206.6 million increase to Retained earnings related to the adoption of ASU No. 2016-16.

(7)	Current ratio excludes assets and liabilities of discontinued operations.
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OUR BUSINESS
We are a global provider of offshore contract drilling services to the oil and gas industry, with a focus on high-specification and premium jack-up rigs and ultra-deepwater drillships. Prior to ARO commencing operations on October 17, 2017 (see "ARO Joint Venture" below), we operated in two segments: Deepwater and Jack-ups; however, we now operate in three segments: Deepwater, Jack-ups and ARO. The Deepwater segment includes four ultra-deepwater drillships. The Jack-ups segment is composed of 23 self-elevating jack-up rigs, including two LeTourneau Super 116E jack-up rigs purchased in January 2018 (see Note 19 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K) and the impact of the various arrangements with ARO (see Note 1 and 3 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). The ARO segment is a 50/50 joint venture with Rowan and Saudi Aramco that owns a fleet of five self-elevating jack-up rigs for operation in the Arabian Gulf for Saudi Aramco. Our fleet operates worldwide, including the US GOM, the U.K. and Norwegian sectors of the North Sea, the Middle East and Trinidad.
As of February 13, 2018, the date of our most recent Fleet Status Report, one of our four ultra-deepwater drillships was under contract in the US GOM. We had three jack-up rigs under contract in the North Sea, seven under contract in the Middle East, three under contract in Trinidad and one under contract in the US GOM. Additionally, we had an additional five marketed jack-up rigs and three marketed drillships without contracts as well as two cold-stacked jack-up rigs and two jack-ups which have not yet been placed in service for Rowan, the two LeTourneau Super 116E jack-up rigs purchased in January 2018.
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
ARO Joint Venture
On November 21, 2016, Rowan and Saudi Aramco, through their subsidiaries, entered into a Shareholders’ Agreement to create a 50/50 joint venture to own, manage and operate offshore drilling units in Saudi Arabia. The new entity, ARO, was formed in May 2017 and commenced operations on October 17, 2017. See Note 1 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Gain on sale of assets to unconsolidated subsidiary
On October 17, 2017, pursuant to an Asset Transfer and Contribution Agreement with ARO, we agreed to sell three rigs to ARO: the JP Bussell, the Bob Keller and the Gilbert Rowe and related assets for a total cash consideration of $357.7 million. The book value of these assets was approximately $200.3 million. As a result of this sale transaction with ARO, we recognized a gain on the disposal of rig assets in the amount of $157.4 million in 2017. See Notes 1, 3 and 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Customer Contract Termination Amendment
On September 15, 2016, we amended our contract with Cobalt, for the drillship Rowan Reliance, which was scheduled to conclude on February 1, 2018. See Note 1 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Customer Contract Termination and Settlement
On May 23, 2016, we reached an agreement with FMOG and its parent company, FCX, in connection with the drilling contract for the drillship Rowan Relentless, which was scheduled to terminate in June 2017. See Note 1 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

CURRENT BUSINESS ENVIRONMENT
Commodity prices have broadly improved over the past six months and industry sentiment is more favorable. However, the business environment for offshore drillers continues to be challenging due to a decrease in operators' offshore capital expenditures for the third year in a row, and an imbalance of offshore rig supply and demand, resulting in downward pressure on utilization and day rates.
Over the past three years, the cancellation and postponement of drilling programs have resulted in significantly reduced demand for offshore drilling services globally. Additionally, the 247 new jack-ups and 163 new floaters that have been delivered since the beginning of the current newbuild cycle in early 2006 have exacerbated the supply and demand imbalance. Since the industry downturn, contractors have responded by retiring assets, stacking certain idle equipment and deferring newbuild deliveries.  Since the beginning of 2014, we estimate that approximately 50 jack-ups and 101 floaters have been removed from the total fleet in various forms of attrition. Partly as a result of these actions, overall marketed utilization, for both jack-ups and floaters, appears to have stabilized. However, excessive levels of idle capacity continue to pressure day rates.

Further, as of February 13, 2018, there were 91 additional jack-up rigs on order or under construction worldwide for delivery through 2020 (relative to approximately 328 jack-up rigs currently on contract), and 42 floaters on order or under construction worldwide for delivery through 2021 (relative to approximately 150 floater rigs currently on contract). Only 14 floaters currently on order or under construction have contracts secured for their future delivery dates. To our knowledge, none of the jack-up newbuilds have contracts in place. We expect several of these rigs may eventually be cancelled and many others will likely continue to be deferred until a recovery in demand is visible.
In response to market conditions over the past three years, we have reduced day rates on certain drilling contracts, some in exchange for extended contract duration, agreed to certain contract terminations, sold six of our oldest jack-ups, cold-stacked two of our older jack-ups, and have had as many as six warm stacked jack-ups and three warm stacked ultra-deepwater drillships. As of February 13, 2018, five jack-ups and three ultra-deepwater drillships were marketed and not under contract.
While we have seen some recent improvement in tender activity, given the current offshore rig supply and demand dynamics, we expect the marketing environment to remain extremely competitive across the broad offshore rig market for the next few years until a more pronounced recovery in offshore rig demand materializes. Due to the short cycle nature of the shallow water markets, we expect jack-up demand to improve in advance of the floater market.
Despite the challenging business environment, we believe that we are strategically well-positioned to take advantage of the next up-cycle given our financial condition, solid operational reputation, and modern fleet of high-specification jack-ups and state-of-the-art ultra-deepwater drillships. While challenging market conditions persist, we continue to focus on operating efficiencies, cost cutting initiatives, upgrade of various systems and data analytics to drive improved drilling performance and predictive maintenance.
RESULTS OF OPERATIONS
We analyze the financial results of each of our operating segments. The operating segments presented are consistent with our reportable segments discussed in Note 13 of our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

The following table presents certain key performance indicators by rig classification (7):

	2017	2016	2015
Revenue (in millions):
Deepwater
Day rate revenue	$465.7	$824.7	$730.8
Rebillable revenue (1)	2.2	2.8	17.0
Total Deepwater	$467.9	$827.5	$747.8

Jack-ups
Day rate revenue	$784.7	$994.7	$1,361.3
Secondment revenue (1)	9.2	—	—
Rebillable revenue (1)	12.0	18.1	26.0
Miscellaneous revenue (1)	1.6	2.9	1.9
Total Jack-ups	$807.5	$1,015.7	$1,389.2

Unallocated
Transition services revenue (1)	$7.4	$—	$—

Total revenue	$1,282.8	$1,843.2	$2,137.0

Revenue-producing days: (2)
Deepwater	783	1,238	1,178
Jack-ups	6,144	5,999	7,852
Total revenue-producing days	6,927	7,237	9,030

Available days: (3)
Deepwater	1,460	1,464	1,263
Jack-ups	8,162	8,784	9,558
Total available days	9,622	10,248	10,821

Average day rate (in thousands): (4)
Deepwater (2) (5)	$594.8	$550.7	$620.5
Jack-ups	$127.7	$165.8	$173.4
Total fleet (2) (5)	$180.5	$231.7	$231.7

Utilization: (2) (6)
Deepwater	54%	85%	93%
Jack-ups	75%	68%	82%
Total fleet	72%	71%	83%

(1) Rebillable, secondment, miscellaneous and transition services revenue is excluded from the computation of average day rate.
(2) Revenue-producing days for the year ended December 31, 2017, includes 125 days for the Deepwater drillship Rowan Reliance when it was not operating. The drillship did not operate in the third and fourth quarter of 2017, but was available for Cobalt through November 2, 2017 per the 2016 contract amendment (See Note 1 of "Notes to Consolidated Financial Statements" in Item 8 of this Annual Report on Form 10-K). Revenue of $70 million, previously deferred in 2016, was recognized during the year ended December 31, 2017 related to these days for which the rig was available to Cobalt but was not operating as well as the recognition of any remaining deferred revenue at November 2, 2017 as Cobalt did not exercise their right to use the rig.

(3) Available days are defined as the aggregate number of calendar days (excluding days for which a rig is cold-stacked) in the period, or, with respect to new rigs entering service, the number of calendar days in the period from the date the rig was placed in service.

(4) Average day rate is computed by dividing day rate revenue by the number of revenue-producing days, including fractional days. Day rate revenue includes the contractual rates and amounts received in lump sum, such as for rig mobilization or capital improvements, which are amortized over the initial term of the contract. Revenue attributable to reimbursable expenses is excluded from average day rates.

(5) Average day rate for 2016 includes operating days for the Rowan Relentless up to the contract termination which was 143 days for 2016.
(6) Utilization is the number of revenue-producing days, including fractional days, divided by the number of available days.
(7) All revenue and KPIs exclude the results from rigs owned by ARO beginning on October 17, 2017, the date the rigs were sold to ARO.

Rig Utilization (4)
The following table sets forth an analysis of time that our rigs were idle or out-of-service as a percentage of available days (which excludes cold-stacked rigs) and time that our rigs experienced operational downtime and are off-rate as a percentage of revenue-producing day:

	2017	2016	2015
Deepwater:
Idle (1)	46.4%	15.2%	—%
Out-of-service (2)	—%	0.1%	—%
Operational downtime (3)	—%	0.1%	6.7%

Jack-up:
Idle (1)	15.7%	25.4%	13.5%
Out-of-service (2)	8.1%	5.3%	3.3%
Operational downtime (3)	1.3%	1.4%	1.2%

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

(4) All revenue and utilization metrics exclude the results from rigs owned by ARO beginning on October 17, 2017, the date the rigs were sold to ARO.

2017 Compared to 2016
A summary of our consolidated results of operations follows (in millions):

	Year ended December 31,
	2017	2016	Change	% Change
Deepwater:
Revenue	$467.9	$827.5	$(359.6)	(43)%
Operating expenses:
Direct operating costs (excluding items below)	151.4	222.0	(70.6)	(32)%
Depreciation and amortization	111.6	115.0	(3.4)	(3)%
Other operating items - expense	0.1	0.1	—	n/m
Income from operations	$204.8	$490.4	$(285.6)	(58)%

Jack-ups:
Revenue	$807.5	$1,015.7	$(208.2)	(20)%
Operating expenses:
Direct operating costs (excluding items below)	533.4	556.2	(22.8)	(4)%
Depreciation and amortization	289.4	282.6	6.8	2%
Gain on sale of assets to unconsolidated subsidiary	(157.4)	—	(157.4)	n/m
Other operating items - expense	9.3	40.9	(31.6)	n/m
Income from operations	$132.8	$136.0	$(3.2)	(2)%

ARO:
Revenue	$48.6	$—
Operating expenses:
Direct operating costs (excluding items below)	22.2	—
Depreciation and amortization	12.9	—
Selling, general and administrative	6.1	—
Other operating items - income	(0.1)	—
Income from operations	$7.5	$—

Unallocated and other:
Revenue	$7.4	$—	$7.4	n/m
Operating expenses:
Depreciation and amortization	2.7	5.3	(2.6)	(49)%
Selling, general and administrative	104.9	102.1	2.8	3%
Other operating items - expense	—	0.6	(0.6)	n/m
Loss from operations	$(100.2)	$(108.0)	$7.8	(7)%

“n/m” - not meaningful.

	Year ended December 31,
	2017	2016	Change	% Change
Reportable segments total:
Revenue	$1,331.4	$1,843.2
Operating expenses:
Direct operating costs (excluding items below)	707.0	778.2
Depreciation and amortization	416.6	402.9
Selling, general and administrative	111.0	102.1
Gain on sale of assets to unconsolidated subsidiary	(157.4)	—
Other operating items - expense	9.3	41.6
Income from operations	$244.9	$518.4

Eliminations and adjustments:
Revenue	$(48.6)	$—
Operating expenses:
Direct operating costs (excluding items below)	(22.2)	—
Depreciation and amortization	(12.9)	—
Selling, general and administrative	(6.1)	—
Other operating items - income	0.1	—
Equity in earnings of unconsolidated subsidiary	$0.9	$—
Loss from operations	$(6.6)	$—

Total company:
Revenue	$1,282.8	$1,843.2	$(560.4)	(30)%
Direct operating costs (excluding items below)	684.8	778.2	(93.4)	(12)%
Depreciation and amortization	403.7	402.9	0.8	—%
Selling, general and administrative	104.9	102.1	2.8	3%
Gain on sale of assets to unconsolidated subsidiary	(157.4)	—	(157.4)	n/m
Other operating items - expense	9.4	41.6	(32.2)	n/m
Equity in earnings of unconsolidated subsidiary	0.9	—	0.9	n/m
Income from operations	$238.3	$518.4	$(280.1)	(54)%
Other (expense), net	(139.0)	(192.8)	53.8	(28)%
Income before income taxes	99.3	325.6	(226.3)	(70)%
Provision for income taxes	26.6	5.0	21.6	n/m
Net Income	$72.7	$320.6	$(247.9)	(77)%

“n/m” - not meaningful.

Revenue
Consolidated. The decrease in consolidated revenue is described below.
Deepwater. An analysis of the net changes in revenue for 2017, compared to 2016, are set forth below (in millions):

Increase (decrease)
Fewer operating days	$(277.1)
Prior year Contract Termination for Rowan Relentless and related items	(142.7)
Lower reimbursable revenue	(0.6)
Higher drillship day rates (a)	60.8
Decrease	$(359.6)

(a) Higher average drillship day rates resulted largely from the blend and extend arrangement for the Rowan Resolute. In addition, in November 2017 the Company accelerated the recognition of approximately $29 million in previously deferred revenue for the Rowan Reliance (to which no operating days were associated) as Cobalt did not exercise their right to use the rig. These increases were partially offset by a decrease for the Rowan Reliance due to lower average day rates in 2017 compared to 2016.

Jack-ups. An analysis of the net changes in revenue for 2017, compared to 2016, are set forth below (in millions):

Increase (decrease)
Lower jack-up day rates	$(244.2)
Decrease due to sale of assets to ARO	(12.6)
Lower reimbursable revenue	(6.1)
Lower other revenue	(1.3)
Increased operating days	46.8
Increase in ARO related secondment reimbursables	9.2
Decrease	$(208.2)
Unallocated. From October 17, 2017 to December 31, 2017, we recorded $7.4 million of revenue related to transition services provided to ARO (see Note 1 and Note 3 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K).

Direct operating costs
Consolidated. The decrease in consolidated direct operating costs is described below.
Deepwater. An analysis of the net changes in direct operating costs for 2017, compared to 2016, are set forth below (in millions):

Decrease
Decrease due to idle drillships	$(44.8)
Reduction in shore base costs and other	(17.6)
Reduction in drillship direct operating expenses	(7.6)
Lower reimbursable costs	(0.6)
Decrease	$(70.6)

Jack-ups. An analysis of the net changes in direct operating costs for 2017, compared to 2016, are set forth below (in millions):

Increase (decrease)
Decrease due to idle or cold-stacked rigs	$(21.5)
Decrease due to sale of assets to ARO	(7.8)
Lower reimbursable costs	(6.1)
Reduction in shore base costs and other	(2.1)
Increase in ARO related secondment reimbursable costs	9.2
ARO management fee	7.8
Reduction in jack-up direct operating expenses	(2.3)
Decrease	$(22.8)
Gain on sale of assets to unconsolidated subsidiary
We recognized a gain of $157.4 million on the sale of assets to ARO. See Notes 1, 3 and 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
In 2017, we had a loss on disposals of property and equipment of $9.4 million compared to a loss of $8.7 million in 2016.
Other expense, net
The decrease in Other expense, net, is primarily due to a $1.7 million gain on the early extinguishment of debt in 2017 compared to a net loss on the early extinguishment of debt of $31.2 million in 2016. Interest income increased in 2017 primarily due to higher cash balances in 2017 as compared to 2016, and $2.1 million of interest income related to the note receivable from ARO (see Note 3 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). Additionally, our foreign currency exchange losses decreased to $0.4 million in 2017 compared to $9.7 million in 2016 primarily due to the devaluation of the Egyptian pound in 2016.
Provision for income taxes
In 2017, we recognized an income tax provision of $26.6 million on pretax income of $99.3 million. The 2017 tax provision primarily includes $28.7 million of tax expense for current year operations, $20.5 million of tax expense due to an increase in the valuation allowance assessed on deferred tax assets, and a partial offset by a $27.3 million reduction in accrued unrecognized tax benefits due to a lapse in statutes of limitation and an audit settlement.
In 2016, we recognized an income tax provision of $5.0 million on pretax income of $325.6 million. The 2016 tax provision was primarily due to 2016 operations offset by the amortization of deferred intercompany gains and losses and deferred tax benefit as a result of 2016 restructuring.

2016 Compared to 2015
A summary of our consolidated results of operations follows (in millions):

	Year ended December 31,
	2016	2015	Change	% Change
Deepwater:
Revenue	$827.5	$747.8	$79.7	11%
Operating expenses:
Direct operating costs (excluding items below)	222.0	276.6	(54.6)	(20)%
Depreciation and amortization	115.0	94.6	20.4	22%
Other operating items - expense	0.1	—	0.1	n/m
Income from operations	$490.4	$376.6	$113.8	30%

Jack-ups:
Revenue	$1,015.7	$1,389.2	$(373.5)	(27)%
Operating expenses:
Direct operating costs (excluding items below)	556.2	716.5	(160.3)	(22)%
Depreciation and amortization	282.6	283.9	(1.3)	—%
Other operating items - expense	40.9	328.8	(287.9)	n/m
Income from operations	$136.0	$60.0	$76.0	127%

Unallocated and other:
Operating expenses:
Depreciation and amortization	$5.3	$12.9	$(7.6)	(59)%
Selling, general and administrative	102.1	115.8	(13.7)	(12)%
Other operating items - expense	0.6	0.8	(0.2)	n/m
Loss from operations	$(108.0)	$(129.5)	$21.5	(17)%

Total company:
Revenue	$1,843.2	$2,137.0	$(293.8)	(14)%
Direct operating costs (excluding items below)	778.2	993.1	(214.9)	(22)%
Depreciation and amortization	402.9	391.4	11.5	3%
Selling, general and administrative	102.1	115.8	(13.7)	(12)%
Other operating items - expense	41.6	329.6	(288.0)	n/m
Income from operations	$518.4	$307.1	$211.3	69%
Other (expense), net	(192.8)	(149.4)	(43.4)	29%
Income before income taxes	325.6	157.7	167.9	106%
Provision for income taxes	5.0	64.4	(59.4)	(92)%
Net Income	$320.6	$93.3	$227.3	244%

“n/m” - not meaningful.

Revenue
Consolidated. The decrease in consolidated revenue is described below.
Deepwater. An analysis of the net changes in revenue for 2016, compared to 2015, are set forth below (in millions):

Increase (decrease)
Contract Termination for Rowan Relentless and related items	$142.7
Lower drillship average day rates	(84.8)
Lower reimbursable revenue	(14.3)
Rowan Reliance and Rowan Relentless fully in service in 2016 versus startup in February and June of 2015, respectively, net of idle time in 2016	21.5
Lower unbillable downtime	14.6
Increase	$79.7
Jack-ups. An analysis of the net changes in revenue for 2016, compared to 2015, are set forth below (in millions):

Increase (decrease)
Lower jack-up utilization	$(319.8)
Lower jack-up average day rates	(46.1)
Lower reimbursable revenue	(7.9)
Other	0.3
Decrease	$(373.5)
Direct operating costs
Consolidated. The decrease in consolidated direct operating costs is described below.
Deepwater. An analysis of the net changes in direct operating costs for 2016, compared to 2015, are set forth below (in millions):

Increase (decrease)
Reduction in drillship direct operating expense	$(34.8)
Decrease due to idle drillship	(15.4)
Lower reimbursable costs	(14.3)
Reduction in shore base costs and other	(9.8)
Addition of Rowan Reliance and Rowan Relentless	19.7
Decrease	$(54.6)
Jack-ups. An analysis of the net changes in direct operating costs for 2016, compared to 2015, are set forth below (in millions):

Decrease
Decrease due to idle or cold-stacked rigs	$(115.9)
Reduction in jack-up direct operating expense	(29.9)
Lower reimbursable costs	(7.9)
Reduction in shore base costs and other	(6.6)
Decrease	$(160.3)
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
In 2016, we had a loss on disposals of property and equipment of $8.7 million compared to a gain of $7.7 million in 2015.
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
Provision for income taxes
In 2016, we recognized an income tax provision of $5.0 million on pretax income of $325.6 million. The 2016 tax provision was primarily due to 2016 operations offset by the amortization of deferred intercompany gains and losses and deferred tax benefit as a result of 2016 restructuring.
In 2015, we recognized an income tax provision of $64.4 million on pretax income of $157.7 million. The 2015 tax provision was primarily due to the establishment of a valuation allowance on the U.S. deferred tax assets, impairments of assets in jurisdictions with no tax benefits, and an increase in income in high-tax jurisdictions, offset by additional tax benefit for the U.S. impaired assets and an increase in income in low-tax jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
Key balance sheet amounts and ratios at December 31 were as follows (dollars in millions):

	2017	2016
Cash and cash equivalents	$1,332.1	$1,255.5
Current assets	$1,560.4	$1,580.3
Current liabilities	$257.4	$483.8
Current ratio	6.06	3.27
Current portion of long-term debt	$—	$126.8
Long-term debt, less current portion	$2,510.3	$2,553.4
Shareholders' equity	$5,386.1	$5,113.9
Debt to capitalization ratio	32%	34%

Sources and uses of cash and cash equivalents were as follows (in millions):

	2017	2016	2015
Net operating cash flows	$299.8	$905.6	$998.1
Capital expenditures	(100.6)	(117.6)	(722.9)
Deposit on purchase of rigs	(7.7)	—	—
Investment in unconsolidated subsidiary	(30.0)	—	—
Contributions to unconsolidated subsidiary for note receivable	(357.7)	—	—
Proceeds from sale of assets to unconsolidated subsidiary	357.7	—	—
Repayments of note receivable from unconsolidated subsidiary	87.5	—	—
Proceeds from disposals of property and equipment	3.3	6.2	19.4
Borrowings, net of issue costs	—	491.3	220.0
Reductions of long-term debt	(170.0)	(511.8)	(317.9)
Dividends paid	—	—	(50.5)
Shares repurchased for tax withholdings on vesting of restricted share units	(5.7)	(5.0)	(1.2)
Excess tax benefits from share-based compensation	—	2.6	—
Total net source	$76.6	$771.3	$145.0
Operating Cash Flows
Cash flows from operations decreased to approximately $300 million in 2017 from $906 million in 2016 primarily due to lower drilling activity in the current year as well as the impact of contract termination settlements in the prior year. Operating cash flows for 2016 compared to 2015 decreased primarily due to lower drilling activity, the cash loss on early extinguishment of debt, combined with uses of cash for current assets and liabilities, partially offset by deferred revenue and changes in other non-current assets and liabilities.
We have not provided deferred income taxes on certain undistributed earnings of non-U.K. subsidiaries. No subsidiary of RCI has a plan to distribute earnings to RCI in a manner that would cause those earnings to be subject to U.S., U.K. or other local country taxation.
Backlog
Our backlog by geographic area as of the date of our most recent Fleet Status Report is presented below (in millions):

	February 13, 2018
	Jack-ups (1)	Deepwater	Total
US GOM	$11.4	$89.8	$101.2
Middle East	180.1	—	180.1
North Sea	96.9	—	96.9
Central and South America	78.0	—	78.0
Total backlog	$366.4	$89.8	$456.2

(1) Excludes any backlog associated with ARO.

We estimate our backlog as of February 13, 2018, will be realized as follows (in millions):

Year Ended:	Jack-ups (1)	Deepwater	Total
2018	$335.4	$89.8	$425.2
2019	31.0	—	31.0
2020	—	—	—
2021	—	—	—
2022 and later years	—	—	—
Total backlog	$366.4	$89.8	$456.2

(1) Excludes any backlog associated with ARO.
Our contract backlog represents remaining contractual terms and may not reflect actual revenue due to renegotiations or a number of factors such as rig downtime, out of service time, estimated contract durations, customer concessions or contract cancellations.
About 34% of our remaining available rig days in 2018 and 4% of available rig days in 2019 are included in backlog as revenue producing days as of February 13, 2018, excluding cold-stacked rigs. As of that date, we had two jack-ups that were cold-stacked and five jack-ups and three drillships that were available.
Since 2014, we have recognized asset impairment charges on several of our jack-up drilling units as a result of the decline in market conditions and the expectation of future demand and day rates. If market conditions deteriorate further, we could be required to recognize additional impairment charges in future periods.
Investing Activities
Capital expenditures in 2017 totaled $100.6 million and included the following:

•	$70.5 million for improvements to the existing fleet, including contractually required modifications; and

•	$30.1 million for rig equipment and other.
A cash deposit of $7.7 million was made toward the purchase of two jack-up rigs. See Note 19 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
In connection with the formation of ARO, we contributed $25 million to be used by the joint venture for working capital needs and incurred $5.0 million in transaction costs that were both capitalized to the investment in ARO. We deconsolidated $200.3 million worth of rigs and related assets which were sold to ARO for cash of $357.7 million.
Also, in connection with the ARO joint venture, we contributed $357.7 million in cash to ARO in exchange for a note receivable from ARO, our unconsolidated joint venture. We received $87.5 million in cash from ARO for repayment of the shareholder note receivable. As of December 31, 2017, $271.3 million was outstanding on this shareholder note receivable consisting of $270.2 million Long-term note receivable from unconsolidated subsidiary and the current portion of $1.1 million included in Receivables - trade and other, both on the Company's Consolidated Balance Sheets.
We currently estimate our 2018 capital expenditures, exclusive of ARO's capital expenditures, will range from approximately $100-110 million, which is primarily for fleet maintenance, rig equipment, spares, upgrades to prepare two newly purchased rigs for service (see below) and other. This amount excludes any contractual modifications that may arise due to our securing additional work. In addition to our capital expenditure estimate, we spent $69.3 million for the purchase of two premium cantilever jack-ups in January 2018 (see Note 19 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K).
We expect to fund our 2018 capital expenditures using cash on hand.
Our capital forecast reflects cash that we may or may not spend, and the timing of such expenditures may change.  We will periodically review and adjust the capital forecast as necessary based upon current and expected cash flows and liquidity, anticipated market conditions in our business, the availability of financial resources, and alternative uses of capital to enhance shareholder value.
Capital expenditures for 2016 totaled $117.6 million and included $68.5 million for improvements to the existing fleet, including contractually required modifications, and $49.1 million for rig equipment and other.

Capital expenditures for 2015 totaled $722.9 million and included $541.3 million towards drillship construction, including costs for mobilization, commissioning, riser gas-handling equipment, software certifications and spares; $132.5 million for improvements to the existing fleet, including contractually required modifications; and $49.1 million for rig equipment spares and other. With the delivery of our fourth and final drillship in March 2015, we concluded our ultra-deepwater drillship construction program. We took delivery of the first three drillships in 2014.
Financing Activities
The Senior Notes and amounts outstanding under our Revolving Credit Facility are fully, unconditionally and irrevocably guaranteed on a senior and unsecured basis by Rowan plc. We were in compliance with our debt covenants at December 31, 2017, and expect to remain in compliance throughout 2018.
Annual interest payments on the Senior Notes are estimated to be approximately $150 million in 2018. No principal payments are required until each series’ final maturity date. Management believes that cash flows from operating activities, existing cash balances, and amounts available under our Revolving Credit Facility will be sufficient to satisfy the Company’s cash requirements for the following twelve months.
Additional information related to our Senior Notes and Revolving Credit Facility is described in Note 5 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.
Cash Dividends
In January 2016, the Company announced that it had discontinued its quarterly dividend.
Prior to 2014, the Company had not paid a quarterly cash dividend since 2008. Cash dividends for 2015 are set forth below:

	Cash dividend per share	Declaration date	Record date	Payment date
2015:
First quarter	$0.10	1/29/2015	2/9/2015	3/3/2015
Second quarter	0.10	5/1/2015	5/12/2015	5/26/2015
Third quarter	0.10	7/31/2015	8/11/2015	8/25/2015
Fourth quarter	0.10	10/29/2015	11/9/2015	11/23/2015
Off-balance Sheet Arrangements and Contractual Obligations
The Company had no off-balance sheet arrangements as of December 31, 2017 or 2016, other than operating lease obligations and other commitments in the ordinary course of business.
The following is a summary of our contractual obligations at December 31, 2017, including obligations recognized on our balance sheet and those not required to be recognized (in millions):

	Payments due by period
	Total	Within 1 year	2 to 3 years	4 to 5 years	After 5 years
Long-term debt principal payment	$2,520	$—	$201	$621	$1,698
Interest on Senior Notes	1,696	147	271	245	1,033
Purchase obligations	80	80	—	—	—
Operating leases	37	12	12	3	10
Total	$4,333	$239	$484	$869	$2,741
As of December 31, 2017, our liability for unrecognized tax benefits related to uncertain tax positions totaled $113 million, inclusive of interest and penalties. Due to the high degree of uncertainty related to these tax matters, we are unable to make a reasonably reliable estimate as to the timing of cash settlement with the respective taxing authorities, and we have therefore excluded this amount from the contractual obligations presented in the table above.
We periodically employ letters of credit in the normal course of our business and had outstanding letters of credit of approximately $7.3 million at December 31, 2017, of which $5.0 million were issued under our Revolving Credit Facility.

Rowan has a potential obligation to fund ARO for newbuild jack-up rigs. See Note 1 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.
Pension Obligations
Minimum contributions under defined benefit pension plans are determined based upon actuarial calculations of pension assets and liabilities that involve, among other things, assumptions about long-term asset returns and interest rates.  Similar calculations were used to estimate pension costs and obligations as reflected in our consolidated financial statements (see “Critical Accounting Policies and Management Estimates – Pension and other postretirement benefits”). As of December 31, 2017, our financial statements reflected an aggregate unfunded pension liability of $226 million. We expect to make minimum contributions to our defined benefit pension plans of approximately $25 million in 2018, and we will continue to make significant pension contributions over the next several years. Additional funding may be required if, for example, future interest rates or pension asset values decline or there are changes in legislation.
Contingent Liabilities
We are involved in various legal proceedings incidental to our businesses and are vigorously defending our position in all such matters. The Company believes that there are no known contingencies, claims or lawsuits that could have a material effect on its financial position, results of operations or cash flows.
CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES
Our significant accounting policies are presented in Note 2 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. These policies and management judgments, assumptions and estimates made in their application underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. We believe that our most critical accounting policies and management estimates involve carrying values of long-lived assets, principles of consolidation and our equity method investment, pension and other postretirement benefit liabilities and costs (specifically assumptions used in actuarial calculations), and income taxes (particularly our estimated reserves for uncertain tax positions), as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.
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
We evaluate the carrying value of our property and equipment, primarily our drilling rigs, whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Potential impairment indicators include rapid declines in commodity prices, stock prices, rig utilization and day rates, among others. The offshore drilling industry has historically been highly cyclical, and it is not unusual for rigs to be underutilized or idle for extended periods of time and subsequently resume full or near full utilization when business cycles improve. Similarly, during periods of excess supply, rigs may be contracted at or near cash break-even rates for extended periods. Impairment situations may arise with respect to specific rigs, specific categories or classes of rigs, or rigs in a certain geographic region. Our rigs are mobile and may generally be moved from regions with excess supply, if economically feasible.
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
We conducted an impairment test of our assets during the fourth quarter of 2017; however, the test resulted in no impairment as the estimated undiscounted cash flows from the assets exceeded the assets' carrying values (see Note 2 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K).

In 2016 and 2015, we conducted impairment tests of our assets and determined that the carrying values of certain jack-up rigs were not recoverable from their undiscounted cash flows and exceeded their fair values. As a result, we recognized non-cash asset impairment charges of approximately $34 million and $330 million in 2016 and 2015, respectively (see Note 2 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K).
Principles of Consolidation
The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Investments in operating entities where we have the ability to exercise significant influence, but where we do not control operating and financial policies are accounted for using the equity method. Significant influence generally exists if we have an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. We account for our interest in ARO using the equity method of accounting and only recognize our portion of equity earnings in our consolidated financial statements. ARO is a variable interest entity; however, we are not the primary beneficiary and therefore do not consolidate ARO. Our judgment regarding the level of influence over ARO included considering key factors such as each company's ownership interest, representation on the board of managers of ARO, ability to direct activities that most significantly impact the ARO's economic performance, as well as the ability to influence policy-making decisions.
Pension and other postretirement benefits
Our pension and other postretirement benefit liabilities and costs are based upon actuarial computations that reflect our assumptions about future events, including long-term asset returns, interest rates, annual compensation increases, mortality rates and other factors. Key assumptions at December 31, 2017, included i) a weighted average discount rate of 3.68% to determine pension benefit obligations, ii) a weighted average discount rate of 4.29% to determine net periodic pension cost and iii), an expected long-term rate of return on pension plan assets of 6.70%. The assumed discount rate is based upon the average yield for Moody’s Aa-rated corporate bonds, and the rate of return assumption reflects a probability distribution of expected long-term returns that is weighted based upon plan asset allocations. A one-percentage-point decrease in the assumed discount rate would increase our recorded pension and other postretirement benefit liabilities by approximately $103.9 million, while a one-percentage-point decrease (increase) in the expected long-term rate of return on plan assets would increase (decrease) annual net benefits cost by approximately $5.3 million. To develop the expected long-term rate of return on assets assumption, we considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the plans’ other asset classes, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based upon the current asset allocation to develop the expected long-term rate of return on assets assumption for the plan, which was reduced to 6.70% at December 31, 2017, from 7.15% at December 31, 2016.
Income taxes
In accordance with accounting guidelines for income tax uncertainties, we evaluate each tax position to determine if it is more likely than not that the tax position will be sustained upon examination, based on its merits. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in income for the period and appropriate reserve. Income tax returns are subject to audit by taxing authorities in most jurisdictions. Determinations by such taxing authorities that differ materially from our recorded estimates, either favorably or unfavorably, may have a material impact on our results of operations, financial position and cash flows. We believe our reserve for uncertain tax positions totaling $102 million at December 31, 2017, is properly recorded in accordance with the accounting guidelines.
On December 22, 2017, the U.S. Tax Act was enacted into law and the new legislation contains several key tax provisions, including a one-time mandatory transition tax on certain non-U.S. earnings, a reduction of the corporate income tax rate to 21%, a change in the taxability of certain non-U.S. subsidiaries, an additional tax on certain payments made from U.S. affiliates to non-U.S. affiliates, a limitation on interest deduction and a tax imposed on non-U.S. income in excess of a deemed return on tangible assets of non-U.S. corporations among others. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the U.S. Tax Act was passed late in the fourth quarter of 2017, we consider our accounting of the one-time transition tax, deferred tax remeasurements, and other impacted items to be incomplete due to expected issuance of accounting interpretations and our ongoing analysis of data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the U.S. Tax Act. The GILTI provisions impose a tax on non-U.S. income in excess of a deemed return on tangible assets of non-U.S. corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. The Company is still evaluating which accounting policy to elect but currently believes the impact to the financial statements will be immaterial.

Recent Accounting Pronouncements
Information relating to recent accounting pronouncements is described in Note 2 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Interest rate risk – Our outstanding debt at December 31, 2017, consisted entirely of fixed-rate debt with a carrying value of $2.510 billion and a weighted-average annual interest rate of 5.8%. We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate.
Our Long-term note receivable from unconsolidated subsidiary consisted of a 10-year shareholder note receivable from ARO at a stated interest rate of LIBOR plus two percent with a carrying value of $270.2 million at December 31, 2017. A one-percentage-point decrease in LIBOR would decrease our interest income by approximately $3 million in the next twelve months, while a one-percentage-point increase in LIBOR would increase our interest income by approximately $3 million in the same period.
Currency exchange rate risk – A substantial majority of our revenue is received in USD, which is our functional currency. However, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. We did not enter into such transactions for the purpose of speculation, trading or investing in the market. Our risk policy allows us to enter into such forward exchange contracts; however, we do not currently anticipate entering into such transactions in the future and had no such contracts outstanding as of December 31, 2017.
Commodity price risk – Fluctuating commodity prices affect our future earnings materially to the extent that they influence demand for our products and services.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Rowan Companies plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rowan Companies plc and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for current and deferred income tax effects for intra-entity transfers of assets other than inventory in 2017 due to the adoption of Accounting Standards Update No. 2016-16, Income Taxes (ASC 740): Intra-Entity Transfers of Assets Other than Inventory.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2018

We have served as the Company’s auditor since 1966.

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
Our assessment included an evaluation of the design of our internal control over financial reporting relative to COSO and testing of the operational effectiveness of our internal control over financial reporting. Based upon our assessment, we have concluded that our internal controls over financial reporting were effective as of December 31, 2017.
The independent registered public accounting firm Deloitte & Touche LLP has audited Rowan’s consolidated financial statements and financial statement schedule included in our 2017 Annual Report on Form 10-K and has issued an attestation report on the Company’s internal control over financial reporting.

/s/ THOMAS P. BURKE	/s/ STEPHEN M. BUTZ
Thomas P. Burke	Stephen M. Butz
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 28, 2018	February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Rowan Companies plc

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Rowan Companies plc and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements and financial statement schedule, and included an explanatory paragraph relating to the Company's adoption of Accounting Standards Update No. 2016-16, Income Taxes (ASC 740): Intra-Entity Transfers of Assets Other than Inventory.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2018

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years ended December 31,
	2017	2016	2015
REVENUE	$1,282.8	$1,843.2	$2,137.0

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	684.8	778.2	993.1
Depreciation and amortization	403.7	402.9	391.4
Selling, general and administrative	104.9	102.1	115.8
Gain on sale of assets to unconsolidated subsidiary	(157.4)	—	—
(Gain) loss on disposals of property and equipment	9.4	8.7	(7.7)
Material charges and other operating items	—	32.9	337.3
Total costs and expenses	1,045.4	1,324.8	1,829.9

Equity in earnings of unconsolidated subsidiary	0.9	—	—

INCOME FROM OPERATIONS	238.3	518.4	307.1

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(155.7)	(155.5)	(145.3)
Interest income	15.4	3.8	1.1
Gain (Loss) on extinguishment of debt	1.7	(31.2)	(1.5)
Other - net	(0.4)	(9.9)	(3.7)
Total other (expense) - net	(139.0)	(192.8)	(149.4)

INCOME BEFORE INCOME TAXES	99.3	325.6	157.7
Provision for income taxes	26.6	5.0	64.4

NET INCOME	$72.7	$320.6	$93.3

NET INCOME PER SHARE - BASIC:	$0.58	$2.56	$0.75

NET INCOME PER SHARE - DILUTED:	$0.57	$2.55	$0.75

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years ended December 31,
	2017	2016	2015
NET INCOME	$72.7	$320.6	$93.3

OTHER COMPREHENSIVE INCOME (LOSS)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income (loss), net of income tax expense (benefit) of $0, $(2.8), and $3.4, respectively.	(33.3)	(5.1)	7.0
Net reclassification adjustment for amounts recognized in net income as a component of net periodic benefit cost, net of income tax expense of $0, $3.8, and $7.4, respectively.	11.4	7.4	13.8

	(21.9)	2.3	20.8

COMPREHENSIVE INCOME	$50.8	$322.9	$114.1

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31,
	2017	2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,332.1	$1,255.5
Receivables - trade and other	212.8	301.3
Prepaid expenses and other current assets	15.5	23.5
Total current assets	1,560.4	1,580.3

PROPERTY AND EQUIPMENT:
Drilling equipment	8,697.8	8,965.3
Other property and equipment	136.1	135.5
Property and equipment - gross	8,833.9	9,100.8
Less accumulated depreciation and amortization	2,281.2	2,040.8
Property and equipment - net	6,552.7	7,060.0

Long-term note receivable from unconsolidated subsidiary	270.2	—

Investment in unconsolidated subsidiary	30.9	—

Other assets	44.1	35.3
	$8,458.3	$8,675.6

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$—	$126.8
Accounts payable - trade	97.2	94.3
Deferred revenue	1.1	103.9
Accrued liabilities	159.1	158.8
Total current liabilities	257.4	483.8

Long-term debt, less current portion	2,510.3	2,553.4
Other liabilities	293.6	338.8
Deferred income taxes - net	10.9	185.7
Commitments and contingent liabilities (Note 8)

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value; 128.1 and 128.0 shares issued, respectively; 126.3 and 125.5 shares outstanding, respectively	16.0	16.0
Additional paid-in capital	1,488.6	1,471.7
Retained earnings	4,109.7	3,830.4
Cost of 1.8 and 2.5 treasury shares, respectively	(9.3)	(7.2)
Accumulated other comprehensive loss	(218.9)	(197.0)
Total shareholders' equity	5,386.1	5,113.9
	$8,458.3	$8,675.6
See Notes to Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)

	Shares outstanding	Class A Ordinary Shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance, January 1, 2015	124.6	$15.6	$1,436.9	$3,467.0	$(8.0)	$(220.1)	$4,691.4
Net shares issued (acquired) under share-based compensation plans	0.2	0.1	0.4	—	(4.2)	—	(3.7)
Share-based compensation	—	—	23.8	—	—	—	23.8
Excess tax deficit from share-based awards	—	—	(2.6)	—	—	—	(2.6)
Retirement benefit adjustments, net of tax expense of $10.8	—	—	—	—	—	20.8	20.8
Dividends	—	—	—	(50.5)	—	—	(50.5)
Other	—	—	—	—	—	—	—
Net income	—	—	—	93.3	—	—	93.3
Balance, December 31, 2015	124.8	15.7	1,458.5	3,509.8	(12.2)	(199.3)	4,772.5
Net shares issued (acquired) under share-based compensation plans	0.7	0.3	(9.8)	—	5.0	—	(4.5)
Share-based compensation	—	—	20.4	—	—	—	20.4
Excess tax benefit from share-based awards	—	—	2.6	—	—	—	2.6
Retirement benefit adjustments, net of tax expense of $1.0	—	—	—	—	—	2.3	2.3
Net income	—	—	—	320.6	—	—	320.6
Balance, December 31, 2016	125.5	16.0	1,471.7	3,830.4	(7.2)	(197.0)	5,113.9
Net shares issued (acquired) under share-based compensation plans	0.8	—	(2.4)	—	(2.1)	—	(4.5)
Share-based compensation	—	—	19.3	—	—	—	19.3
Adoption of new accounting standard (see Note 2)	—	—	—	206.6	—	—	206.6
Retirement benefit adjustments, net of tax expense of $0	—	—	—	—	—	(21.9)	(21.9)
Net income	—	—	—	72.7	—	—	72.7
Balance, December 31, 2017	126.3	$16.0	$1,488.6	$4,109.7	$(9.3)	$(218.9)	$5,386.1

See Notes to Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72.7	$320.6	$93.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	403.7	402.9	392.7
Equity in earnings of unconsolidated subsidiary	(0.9)	—	—
Deferred income taxes	24.7	(37.9)	(1.1)
Provision for pension and other postretirement benefits	12.5	15.0	34.0
Share-based compensation expense	29.0	34.6	33.6
Gain on sale of assets to unconsolidated subsidiary	(157.4)	—	—
(Gain) loss on disposals of property and equipment	9.4	8.7	(7.7)
Contingent payment derivative	0.1	(6.1)	—
Asset impairment charges	—	34.3	329.8
Other	1.5	3.7	0.5
Changes in current assets and liabilities:
Receivables - trade and other	82.9	109.2	134.7
Prepaid expenses and other current assets	14.2	9.2	0.6
Accounts payable	1.9	(4.0)	23.2
Accrued income taxes	(3.8)	(3.4)	10.6
Other current liabilities	7.8	(27.2)	(11.9)
Other postretirement benefit claims paid	(18.4)	(7.9)	(4.4)
Contributions to pension plans	(29.3)	(22.5)	(11.4)
Deferred revenue	(112.8)	63.7	(3.1)
Net changes in other noncurrent assets and liabilities	(38.0)	12.7	(15.3)
Net cash provided by operating activities	299.8	905.6	998.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(100.6)	(117.6)	(722.9)
Deposit on purchase of rigs	(7.7)	—	—
Investment in unconsolidated subsidiary	(30.0)	—	—
Contributions to unconsolidated subsidiary for note receivable	(357.7)	—	—
Proceeds from sale of assets to unconsolidated subsidiary	357.7	—	—
Repayments of note receivable from unconsolidated subsidiary	87.5	—	—
Proceeds from disposals of property and equipment	3.3	6.2	19.4
Net cash used in investing activities	(47.5)	(111.4)	(703.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	500.0	220.0
Reductions of long-term debt	(170.0)	(511.8)	(317.9)
Dividends paid	—	—	(50.5)
Debt issue costs	—	(8.7)	—
Shares repurchased for tax withholdings on vesting of restricted share units	(5.7)	(5.0)	(1.2)
Excess tax benefits from share-based compensation	—	2.6	—
Net cash used in financing activities	(175.7)	(22.9)	(149.6)

INCREASE IN CASH AND CASH EQUIVALENTS	76.6	771.3	145.0
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,255.5	484.2	339.2
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,332.1	$1,255.5	$484.2

See Notes to Consolidated Financial Statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Rowan Companies plc, a public limited company incorporated under the laws of England and Wales, is a global provider of offshore contract drilling services to the oil and gas industry, with a focus on high-specification and premium jack-up rigs and ultra-deepwater drillships. Prior to ARO commencing operations on October 17, 2017 (see "ARO Joint Venture" below), we operated in two segments: Deepwater and Jack-ups; however, as of December 31, 2017, the Company operated in three segments: Deepwater, Jack-ups and ARO. The Deepwater segment includes four ultra-deepwater drillships. The Jack-ups segment is composed of 21 self-elevating jack-up rigs and the impact of the various arrangements with ARO (see discussion below and Note 3), in addition, two LeTourneau Super 116E jack-up rigs were purchased in January 2018, (see Note 19). The ARO segment is the 50/50 joint venture with Rowan and Saudi Aramco that owns a fleet of five self-elevating jack-up rigs for operation in the Arabian Gulf for Saudi Aramco.  The Company contracts its drilling rigs, related equipment and work crews primarily on a day-rate basis in markets throughout the world, currently including the US GOM, U.K. and Norwegian sectors of the North Sea, the Middle East and Trinidad.
The consolidated financial statements included herein are presented in USD and include the accounts of Rowan plc and its direct and indirect subsidiaries. Unless the context otherwise requires, the terms “Rowan,” and “Company” are used to refer to Rowan plc and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
The financial information presented in this report does not constitute the Company's statutory accounts within the meaning of the U.K. Companies Act 2006 for the years ended December 31, 2017 or 2016. The audit of the statutory accounts for the year ended December 31, 2017, was not complete as of February 28, 2018. These accounts will be finalized by the directors on the basis of the financial information presented herein adjusted to meet the requirements of International Financial Reporting Standards as adopted by the European Union and the U.K. Companies Act 2006 and will be delivered to the Registrar of Companies in the U.K.
ARO Joint Venture
On November 21, 2016, Rowan and Saudi Aramco, through their subsidiaries, entered into a Shareholders’ Agreement to create a 50/50 joint venture (the "Shareholders' Agreement") to own, manage and operate offshore drilling units in Saudi Arabia. The new entity, ARO, was formed in May 2017 with each of Rowan and Saudi Aramco contributing $25 million to be used for working capital needs. In addition, $5 million in transaction costs were incurred by Rowan and capitalized to the investment in ARO. ARO commenced operations on October 17, 2017 (see Note 3 to our consolidated financial statements for additional information).
On October 17, 2017, Rowan and Saudi Aramco amended the asset transfer and contribution agreements (the "Amended Agreements"), previously entered into in connection with the Shareholders' Agreement, to, among other things, modify and clarify the mechanics associated with the formation of ARO to provide for: (1) equal cash contributions to ARO by each of Rowan and Saudi Aramco, (2) the receipt of cash from both Rowan and Saudi Aramco in exchange for shareholder notes, (3) the subsequent sale of: (a) three rigs and related assets to ARO by Rowan in exchange for cash and (b) one rig and related assets to ARO by Saudi Aramco in exchange for cash, and (4) the distribution by ARO of excess cash in the amount of approximately $88 million to each party, to be applied as a repayment to each party's shareholder note, maintaining each party’s 50% ownership interest in ARO following such asset sales. On October 17, 2017, these transactions were completed at which point the Company derecognized the related rig assets and began recording its interest in the ARO joint venture under the equity method of accounting. Pursuant to the terms of the Shareholders' Agreement and the Amended Agreements, Saudi Aramco also sold an additional rig to ARO in late December 2017 for cash. Rowan expects to sell two more rigs to ARO in late 2018 when those rigs complete their current contracts. Rowan expects the sale transactions to be similar to the October 2017 transactions. Rigs sold will receive contracts for an aggregate 15 years, renewed and re-priced every three years, provided that the rigs meet the technical and operational requirements of Saudi Aramco.
Rowan rigs in Saudi Arabia not selected for sale to the JV will be managed by ARO until the end of their current contracts with Saudi Aramco pursuant to a management services agreement that provides for a management fee equal to a percentage of revenue to cover overhead costs.
Each of Rowan and Saudi Aramco have agreed to take all steps necessary to ensure that ARO purchases at least 20 new build jack-up rigs ratably over 10 years once Saudi Aramco's joint venture to manufacture rigs commences operations. The first rig is expected to be delivered as early as 2021. The partners intend that the newbuild jack-up rigs will be financed out of available cash from operations and/or funds available from third party debt financing. The parties agreed that Saudi Aramco as a customer will provide drilling contracts to ARO in connection with the acquisition of the new rigs, which contracts could be used as security for third party debt financing if needed. If cash from operations or financing is not available to fund the cost of the newbuild jack-up rig, each partner is obligated to contribute funds, in the form of additional shareholder loans, to purchase such rigs, over time of up to a maximum amount of $1.25 billion per partner in the aggregate for all 20 newbuild jack-up rigs, which total investment amount is subject to a reduction formula as rigs are delivered. Further, no shareholder will be required to fund the delivery of more than three rigs during any twelve (12) month period.
Customer Contract Termination Amendment
On September 15, 2016, the Company amended its contract with Cobalt, for the drillship Rowan Reliance, which was scheduled to conclude on February 1, 2018. The amendment provided cash settlement payments to the Company totaling $95.9 million, that the drillship remain at its day rate of approximately $582,000 and that the drilling contract may be terminated as early as March 31, 2017. The Company received cash payments totaling $76.3 million in 2016 and received a final cash payment of $19.6 million during the first quarter of 2017. In addition, the amendment provided that if Cobalt continued its operations with the Rowan Reliance after March 31, 2017, the day rate would be reduced to approximately $262,000 per day for the remaining operating days through February 1, 2018 (subject to further adjustment thereafter). Cobalt International Energy, Inc., the parent of Cobalt, also committed to use the Company as its exclusive provider of comparable drilling services for a period of five years. As the Company had the obligation and intent to have the drillship or a substitute available through the pre-amended contract scheduled end date, in certain circumstances (including a 90 day notice of intent to use the rig prior to the original contract scheduled end date of February 1, 2018), the $95.9 million settlement was recorded as a deferred revenue liability at December 31, 2016. Amortization of deferred revenue began on April 1, 2017 and was fully amortized as of December 31, 2017 as Cobalt did not provide notice to the Company by November 2, 2017 (90 day notice of intent to use the rig).
Customer Contract Termination and Settlement
On May 23, 2016, the Company reached an agreement with FMOG and its parent company, FCX in connection with the drilling contract for the drillship Rowan Relentless ("FCX Agreement"), which was scheduled to terminate in June 2017. The FCX Agreement provided that the drilling contract be terminated immediately, and that FCX pay the Company $215 million to settle outstanding receivables and early termination of the contract, which was received in 2016. In addition, the Company received the right to receive up to two additional contingent payments from FCX, payable on September 30, 2017, of $10 million (the "First FCX Contingent Payment Provision") and $20 million (the "Second FCX Contingent Payment Provision" and, together with the First FCX Contingent Payment Provision, the "FCX Contingent Payments Provisions") depending on the average price of WTI crude oil over a 12-month period beginning June 30, 2016. The FCX Contingent Payments Provisions would have been due if the average price over the period was greater than $50 per barrel with respect to the First FCX Contingent Payment Provision and $65 per barrel with respect to the Second FCX Contingent Payment Provision ("Price Targets"). During the quarter ended June 30, 2016, the Company recognized $173.2 million in revenue for the Rowan Relentless, including $130.9 million for the cancelled contract value, $6.2 million for the fair value of the derivative associated with the FCX Contingent Payments Provisions, $5.6 million for previously deferred revenue related to the contract, and $30.5 million for operations through May 22, 2016. For additional information related to the FCX Contingent Payments Provisions see Note 6.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Revenue and Expense Recognition
The Company's drilling contracts generally provide for payment on a daily rate basis, and revenue is recognized as the work progresses with the passage of time. The Company occasionally receives lump-sum payments at the outset of a drilling assignment for equipment moves or modifications. Lump-sum fees received for equipment moves (and related costs) and fees received for equipment modifications or upgrades are initially deferred and amortized on a straight-line basis over the primary term of the drilling contract. The costs of contractual equipment modifications or upgrades and the costs of the initial move of newly constructed rigs are capitalized and depreciated in accordance with the Company’s fixed asset capitalization policy. The costs of moving equipment while not under contract are expensed as incurred. The following table sets forth deferred revenue (revenue received but unearned) and deferred contracts costs on the Consolidated Balance Sheets at December 31 (in millions):

	Balance Sheet Classification	2017	2016
Deferred revenue (1)
Current	Deferred revenue (2)	$1.1	$103.9
Noncurrent	Other liabilities	0.5	10.5
		$1.6	$114.4

Deferred contract costs
Current	Prepaid expenses and other current assets	$2.8	$2.0
Noncurrent	Other assets	—	0.2
		$2.8	$2.2

(1) 2016 Deferred revenue included $95.9 million ($86.5 million and $9.4 million, current and noncurrent, respectively) related to the Cobalt contract amendment (see Note 1).
(2) A current liability.
The Company recognizes revenue for certain reimbursable costs. Each reimbursable item and amount is stipulated in the Company’s contract with the customer, and such items and amounts frequently vary between contracts. The Company recognizes reimbursable costs on the gross basis, as both revenue and expenses, because the Company is the primary obligor in the arrangement, has discretion in supplier selection, is involved in determining product or service specifications and assumes full credit risk related to the reimbursable costs.
Cash Equivalents
Cash equivalents consist of highly liquid temporary cash investments with maturities no greater than three months at the time of purchase.
Accounts Receivable and Allowance for Doubtful Accounts
The Company's accounts receivable is stated at historical carrying value net of write-offs and allowance for doubtful accounts. The Company assesses the collectability of receivables and records adjustments to an allowance for doubtful accounts, which is recorded as an offset to accounts receivable, to cover the risk of credit losses. Any allowance is based on historical and other factors that predict collectability, including write-offs, recoveries and the evaluation and monitoring of credit quality. No allowance for doubtful accounts was required at December 31, 2017 or 2016.
The following table sets forth the components of Receivables - Trade and Other at December 31 (in millions):

	2017	2016
Trade	$195.8	$286.2
Income tax	8.0	7.7
Other	9.0	7.4
Total receivables - trade and other	$212.8	$301.3
Property and Depreciation
The Company provides depreciation for financial reporting purposes under the straight-line method over the asset’s estimated useful life from the date the asset is placed into service until it is sold or becomes fully depreciated. Estimated useful lives and salvage values are presented below:

	Life (in years)	Salvage Value
Jack-up drilling rigs:
Hulls	25 to 35	10%
Legs	25 to 30	10%
Quarters	25	10%
Drilling equipment	2 to 25	0% to 10%

Drillships:
Hulls	35	10%
Drilling equipment	2 to 25	0% to 10%

Drill pipe and tubular equipment	4	10%
Other property and equipment	3 to 30	various
Expenditures for new property or enhancements to existing property are capitalized and depreciated over the asset’s estimated useful life. As assets are sold or retired, property cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in results of operations. The Company capitalized a portion of interest cost incurred during the drillship construction period, which ended in 2015 with the completion of the drillship construction program. The Company capitalized interest in the amount of $16.2 million in 2015. The Company did not capitalize interest in 2017 and 2016.
Expenditures for maintenance and repairs are charged to expense as incurred and totaled $113 million in 2017, $118 million in 2016 and $129 million in 2015.
Impairment of Long-lived Assets
The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. For assets held and used, the Company determines recoverability by evaluating the undiscounted estimated future net cash flows based on projected day rates, operating costs, capital requirements and utilization of the asset under review. When the impairment of an asset is indicated, the Company measures the amount of impairment as the amount by which the asset’s carrying amount exceeds its estimated fair value. The Company measures fair value by estimating discounted future net cash flows under various operating scenarios (an income approach) and by assigning probabilities to each scenario in order to determine an expected value. The lowest level of inputs the Company uses to value assets held and used in the business are categorized as “significant unobservable inputs,” which are Level 3 inputs in the fair value hierarchy. For assets held for sale, the Company measures fair value based on equipment broker quotes, less anticipated selling costs, which are considered Level 3 inputs in the fair value hierarchy.
The Company conducted an impairment test of its assets during the fourth quarter of 2017; however, the test resulted in no impairment as the estimated undiscounted cash flows from the assets exceeded the assets' carrying values.
In 2016, the Company conducted an impairment test of its assets and determined that the carrying values for five of its jack-up drilling units aggregating $43.6 million were not recoverable and as a result, the Company recognized a non-cash impairment charge of $34.3 million in 2016. In 2015, the Company conducted an impairment test of its assets and determined that the carrying values for ten of its jack-up drilling units aggregating $457.8 million were not recoverable, and as a result, recognized a non-cash impairment charge of $329.8 million in 2015. The Company measured fair values using the income approach described above. The fair value estimates required the Company to use significant unobservable inputs, which are internally developed assumptions not observable in the market, including assumptions related to future demand for drilling services, estimated availability of rigs and future day rates, among others. The impairments recognized in 2016 and 2015 on the jack-up rigs are included in jack-up operations in the segment information in Note 13. Impairment charges are included in Material Charges and Other Operating Items on the Consolidated Statements of Operations.
Share-based Compensation
The Company generally recognizes compensation cost for employee share-based awards on a straight-line basis over a 36-month service period. For employees who are retirement-eligible at the grant date or who will become retirement-eligible within six months of the grant date, compensation cost is generally recognized over a minimum period of six months. Generally, compensation cost for employees who become retirement eligible after six months following the grant date but before the maximum service period which is typically 36 months is amortized over the period from the grant date to the date the employee meets the retirement eligibility requirements.
Fair value of RSAs and RSUs awarded to employees is based on the average of the high and low market price of the shares on the date of grant. Prior to January 1, 2017, compensation cost was recognized for awards that were expected to vest and were adjusted in subsequent periods if actual forfeitures differed from estimates. Pursuant to the adoption of ASU No. 2016-09 as of January 1, 2017, the Company no longer estimates forfeitures, but rather adjusts its compensation costs in the period that actual forfeitures occur.
Non-employee directors may annually elect to receive either Directors RSUs or Directors ND RSUs. Both Directors RSUs and Directors ND RSUs vest at the earlier of the first anniversary of the grant date or the next annual meeting of shareholders following the grant date. Directors ND RSUs are settled on the vesting date, while Director RSUs are not settled until the director terminates service from the Board. Both Directors ND RSUs and Directors RSUs are settled in cash, shares or a combination thereof at the discretion of the Company Compensation Committee. Compensation cost for both Director RSUs and Director ND RSUs are recognized over the service period which is up to one year. Directors RSUs and Directors ND RSUs are accounted for under the liability method of accounting, the fair value is based on the market price of the underlying shares on the grant date, and compensation expense is adjusted for changes in fair value at each report date through the settlement date.

Performance-based awards consist of P-Units, in which the payment is contingent on the Company's TSR relative to the selected industry peer group. Fair value of P-Units is determined using a Monte-Carlo simulation model. The Company Compensation Committee has previously determined that any amount earned with respect to P-Units granted in 2015 would be settled in cash; however, P-Units granted in 2016 or after may be settled in cash, shares or a combination thereof at the Company Compensation Committee's discretion. All P-Units are accounted for under the liability method of accounting. Compensation cost is generally recognized on a straight-line basis over the service period and is adjusted for changes in fair value at each report date through the end of the performance period. For P-Units granted in 2017, the Company recognizes compensation cost on the accelerated method for those retirement eligible or who will become retirement eligible during the vesting period as the 2017 awards provide for pro-rata vesting rather than full vesting if a retirement eligible employee retires prior to the end of the 36 month service period.
Fair value of options is determined using the Black-Scholes option pricing model. The Company uses the simplified method for determining the expected life of options, because it does not have sufficient historical exercise data to provide a reasonable basis on which to estimate expected term, as permitted under US GAAP. The Company intends to share-settle options that are exercised and has therefore accounted for them as equity awards.
Fair value of SARs is determined using the Black-Scholes option pricing model. The Company uses the simplified method for determining the expected life of SARs, because it does not have sufficient historical exercise data to provide a reasonable basis on which to estimate expected term, as permitted under US GAAP. The Company has not granted any SARs since 2013. The Company intends to share-settle SARs that are exercised and has therefore accounted for them as equity awards.
Foreign Currency Transactions
A substantial majority of the Company's revenue is received in USD, which is the Company's functional currency. However, in certain countries in which the Company operates, local laws or contracts may require some payments to be received in the local currency. The Company is exposed to foreign currency exchange risk to the extent the amount of its monetary assets denominated in the foreign currency differs from its obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, the Company attempts to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. Prior to 2016, the Company entered into spot purchases or short-term derivative transactions, such as forward exchange contracts, with one-month durations. The Company did not enter into such transactions for the purpose of speculation, trading or investing in the market and believed that its use of forward exchange contracts did not expose it to material credit risk or other material market risk. Although the Company's risk policy allows it to enter into such forward exchange contracts, the Company does not currently anticipate entering into such transactions in the future and had no such contracts outstanding as of December 31, 2017.
At December 31, 2017 and 2016, the Company held Egyptian pounds in the amount of $2.8 million and $5.1 million, respectively, of which $2.2 million and $4.2 million are classified as Other Assets on the Consolidated Balance Sheets. At December 31, 2017, the Company held Angolan Kwanza in the amount of $4.3 million, which is classified as Other Assets on the Consolidated Balance Sheets. See the "Assets and Liabilities Measured at Fair Value on a Recurring Basis" section of Note 7 for further information.
Non-USD transaction gains and losses are recognized in “other - net” on the Consolidated Statements of Income. The Company recognized net currency exchange losses of $0.4 million, $9.7 million and $3.9 million in 2017, 2016 and 2015, respectively. In 2016, the exchange loss was primarily due to the devaluation of the Egyptian pound.

Income Taxes
Rowan recognizes deferred income tax assets and liabilities for the estimated future tax consequences of differences between the financial statement and tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets that are not likely to be realized. Interest and penalties related to income taxes are included in income tax expense.
The Company has not provided deferred income taxes on certain undistributed earnings of its non-U.K. subsidiaries. No subsidiary of RCI has a plan to distribute earnings to RCI in a manner that would cause those earnings to be subject to U.S., U.K. or other local country taxation.
Principles of Consolidation
The consolidated financial statements include the Company's accounts and those of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Investments in operating entities where the Company has the ability to exercise significant influence, but where it does not control operating and financial policies are accounted for using the equity method. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company's proportionate share of earnings or losses and distributions. Equity in earnings of ARO, in the consolidated statements of operations, reflects the Company's proportionate share of ARO's net income, including any associated affiliate taxes. See the Note 3 for additional details related to the Company's equity method investment.

Income Per Common Share
Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income per share includes the additional weighted effect of dilutive securities outstanding during the period, which includes nonvested restricted stock, RSUs, P-Units, share options and SARs granted under share-based compensation plans. The effect of share equivalents is not included in the computation for periods in which a net loss occurs because to do so would be anti-dilutive.
A reconciliation of net income for basic and diluted income per share is set forth below (in millions):

	2017	2016	2015
Net income	$72.7	$320.6	$93.3
Income allocated to non-vested share awards	0.1	1.5	—
Net income - adjusted for income allocated to non-vested share awards	$72.8	$322.1	$93.3
A reconciliation of shares for basic and diluted income per share is set forth below (in millions):

	2017	2016	2015
Average common shares outstanding	126.1	125.3	124.5
Effect of dilutive securities - share based compensation	1.6	1.0	0.7
Average shares for diluted computations	127.7	126.3	125.2
Share options, SARs, nonvested restricted stock, P-Units and RSUs granted under share-based compensation plans are anti-dilutive and excluded from diluted earnings per share when the hypothetical number of shares that could be repurchased under the treasury stock method exceeds the number of shares that can be exercised, or when the Company reports a net loss from continuing operations. Anti-dilutive shares, which could potentially dilute earnings per share in the future, are set forth below (in millions):

	2017	2016	2015
Share options and appreciation rights	$1.5	$1.6	$1.2
Nonvested restricted shares and restricted share units	2.1	0.9	1.1
Total potentially dilutive shares	$3.6	$2.5	$2.3
Recent Accounting Pronouncements - Adopted

Stock Compensation – In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting ASC 718), which simplifies several aspects of accounting for employee share-based payment awards, including the accounting for income taxes, withholding taxes and forfeitures, as well as classification on the statement of cash flows. The Company adopted this ASU as of January 1, 2017 and elected to account for forfeitures when they occur, on a modified retrospective basis. As required by this ASU, the Consolidated Statement of Cash Flows was retroactively adjusted for the years ended December 31, 2016 and 2015, to reclass $5.0 million and $1.2 million, respectively, from operating activities to financing activities related to shares repurchased for tax withholdings on vesting of RSUs. The Company prospectively adopted the provision of this ASU related to the classification of excess tax benefits on the statement of cash flows as an operating cash flow. The adoption did not have a material impact on the Company's consolidated financial statements.
Income Taxes – In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (ASC 740): Intra-Entity Transfers of Assets Other than Inventory, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. As permitted under this ASU, the Company elected early adoption of this ASU as of January 1, 2017 and recorded a $206.6 million increase to retained earnings for the remaining unamortized deferred tax liability resulting from intra-entity transactions. The impact of the adoption of this ASU was a reduction in tax benefits of $39.2 million, or a reduction per share of $0.31 for the year ended December 31, 2017.
Business Combinations – In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (ASC 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. As permitted under this ASU, the Company early adopted this guidance as of October 17, 2017 in conjunction with the finalization of the ARO joint venture discussed in Note 1 and Note 3. The adoption did not have a material impact on the Company's consolidated financial statements.
Stock Compensation (Scope of Modification) – In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (ASC 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. An entity will not have to account for the effects of a modification if all of the following are met: (1) The fair value of the modified award is the same as that of the original award immediately before the modification; (2) the vesting conditions of the modified award are the same as that of the original award immediately before the modification; and (3) the classification of the modified award as either an equity instrument or liability instrument is the same as that of the original award immediately before the modification. The Company adopted this guidance in the fourth quarter of 2017 and it did not have a material impact on its consolidated financial statements.

Recent Accounting Pronouncements - to be Adopted
Revenue Recognition – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), which sets forth a global standard for revenue recognition and replaces most existing industry-specific guidance. The Company will be required to adopt the new standard in annual and interim periods beginning January 1, 2018. ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will adopt ASC 606, effective January 1, 2018 utilizing the modified retrospective approach. In adopting ASC 606, the Company expects its revenue recognition to differ from its current revenue recognition pattern only as it relates to demobilization revenue. Such revenue, which is recognized upon completion of a contract under current GAAP, will be estimated at contract inception and recognized over the term of the contract under the new guidance for customer contracts that have demobilization provisions. While the Company continues to finalize the impact of adoption, the Company does not expect that the cumulative effect adjustment to opening retained earnings required by the modified retrospective adoption approach to be significant, as it will primarily consist of the impact of the timing difference related to recognition of demobilization revenue for affected contracts.
Lease Accounting – In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842): Amendments to the FASB ASC, which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity's leasing arrangements. Based on current guidance, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including a number of optional practical expedients that entities may elect to apply. However, in January 2018, the FASB issued an exposure draft which allows for an option to apply the guidance prospectively, instead of retrospectively, and allows for other classification provisions, as described below. ASC 842 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Under the updated accounting standards, the Company has preliminarily determined that its drilling contracts contain a lease component, and the adoption, therefore, will require that the Company separately recognize revenue associated with the lease and services components. As noted above, in January 2018, the FASB issued an exposure draft which discussed a practical expedient which would allow companies to combine lease and non-lease components where the revenue recognition pattern is the same and where the combination of the service and lease component would be considered an operating lease. With respect to the applicability to the drilling industry of the practical expedients, the Company has and will continue to consult with its peers in the International Association of Drilling Contractors Accounting Sub-committee ("IADC Accounting Sub-committee") to evaluate any accounting standard updates issued as a result of the exposure draft for the applicability of this practical expedient to its drilling contracts. Although the Company had previously disclosed its intent to adopt ASC 842 and ASC 606 concurrently, due to the implications of this exposure draft, the Company elected to not adopt ASC 842 early on January 1, 2018, and as a result, is no longer adopting ASC 842 and ASC 606 concurrently.
The adoption of ASC 842 will have an impact on how the Company's consolidated balance sheets, statements of operations, cash flows and disclosures contained in our notes to consolidated financial statements will be presented, however because we are currently evaluating the impact of the new exposure draft, we are unable to quantify the overall impact at this time. As a lessee, we have estimated future minimum lease commitments of approximately $40 million with an estimated present value of approximately $30 million based on our currently identified lease portfolio. We continue to refine our estimate, which is subject to change at the adoption date of ASC 842.
Financial Instruments – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to US GAAP an impairment model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The Company will be required to adopt the amended guidance in annual and interim reports beginning January 1, 2020, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is in the process of evaluating the impact this amendment will have on its consolidated financial statements.
Statement of Cash Flows – In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (ASC 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight cash flow classification issues with the objective of reducing differences in practice. The Company will be required to adopt the amendments in this ASU in annual and interim periods beginning January 1, 2018, with early adoption permitted. Adoption is required to be on a retrospective basis, unless impracticable for any of the amendments, in which case a prospective application is permitted. The Company is in the process of finalizing its evaluation of the impact these amendments will have on its consolidated financial statements but currently believes such impact will be immaterial.
Statement of Cash Flows Restricted Cash – In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (ASC 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents in the statement of cash flows. The changes in restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees with the amount shown on the statement of cash flows. Details on the nature and amounts of restricted cash should also be disclosed. The Company will be required to adopt the amendments in this ASU in annual and interim periods beginning January 1, 2018, with early adoption permitted. Adoption is required to be applied using a retrospective approach to each period presented. The Company is in the process of evaluating the impact these amendments may have on its consolidated financial statements.
Other Income – In February 2017, the FASB issued ASU No. 2017-05, Other Income (ASC 610): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”). ASU 2017-05 clarifies the scope of the original guidance within Subtopic 610-20 that was issued in connection with ASU 2014-09, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. ASU 2017-05 also added guidance for partial sales of nonfinancial assets. The Company will be required to adopt the amendments in this ASU beginning January 1, 2018, concurrently with ASC 606. The Company is in the process of evaluating the impact this amendment may have on its consolidated financial statements.
Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost – In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (ASC 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Entities will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement.  The ASU also allows only the service cost component to be eligible for capitalization. This ASU is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is in the process of finalizing its evaluation of the impact these amendments will have on its consolidated financial statements but currently believes such impact will be immaterial.

Comprehensive Income – In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (ASC 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The Company will be required to adopt the amendments in this ASU in annual and interim periods beginning January 1, 2019, with early adoption permitted. Adoption is required to be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is in the process of finalizing its evaluation of the impact these amendments will have on its consolidated financial statements but estimates a reclassification of $40-$50 million from Accumulated other comprehensive income to increase Retained earnings.
NOTE 3 – Equity Method Investments and Variable Interest Entities
On November 21, 2016, Rowan and Saudi Aramco, through their subsidiaries, entered into a Shareholders’ Agreement to create a 50/50 joint venture, known as ARO (see Note 1). ARO commenced operations on October 17, 2017 and owns, manages and operates offshore drilling units in Saudi Arabia. The Company accounts for its interest in ARO using the equity method of accounting and only recognizes its portion of equity earnings in the Company's consolidated financial statements. ARO is a variable interest entity; however, the Company is not the primary beneficiary and therefore does not consolidate ARO. The Company's judgment regarding the level of influence over ARO included considering key factors such as: each company's ownership interest, representation on the board of managers of ARO, ability to direct activities that most significantly impact ARO's economic performance, as well as the ability to influence policy-making decisions.
Summarized financial information
Summarized financial information for ARO, as derived from ARO's financial statements, is as follows (in millions):

October 17, 2017 to
December 31, 2017
Revenue	$48.6
Direct operating costs (excluding items below)	22.2
Depreciation and amortization	12.9
Selling, general and administrative	6.1
Gain on disposals of property and equipment	(0.1)
Income from Operations	7.5
Interest expense	(4.2)
Provision for income taxes	1.6
Net Income	$1.7

Rowan's Equity in earnings from ARO	$0.9
Related party transactions
In connection with the establishment of ARO the Company signed an Asset Transfer and Contribution Agreement. As part of this agreement the Company contributed cash to ARO of $357.7 million in exchange for a 10-year shareholder note receivable from ARO, initially totaling $357.7 million, at a stated interest rate of LIBOR plus two percent. As of December 31, 2017, the outstanding amount for this shareholder note receivable was $271.3 million, consisting of $270.2 million and $1.1 million, respectively, included in Long-term note receivable from unconsolidated subsidiary and Receivables - trade and other on the Company's Consolidated Balance Sheets. Interest related to this note is being recognized as a part of Interest Income in the Company's Consolidated Statement of Operations and totaled approximately $2.1 million for the period from October 17, 2017 to December 31, 2017.

In conjunction with the establishment of ARO, the Company signed a series of agreements including: a Transition Services Agreement and a Secondment Agreement. Pursuant to these agreements the Company, or its seconded employees, will provide various services to ARO (see Note 13), and in return, the Company is to be provided remuneration for those services. From time to time Rowan may sell equipment or supplies to ARO. Additionally, Rowan incurred certain preparation costs prior to ARO commencing operations which will be reimbursed to Rowan by ARO. Revenue and other amounts recognized related to these agreements and transactions is as follows (in millions):

October 17, 2017 to
December 31, 2017
Secondment Revenue - Jack-ups	$9.2
Transition Services Revenue - Unallocated	7.4
Sales of supplies	0.5
Total Revenue received from ARO	$17.1

Reimbursement of preparation costs (a)	$1.6
Equipment sales to ARO (b)	1.0
Total reimbursements from ARO	$2.6

(a) The reimbursement resulted in a reduction in expense of $1.3 million and a $0.3 million decrease to Prepaid expenses and other current assets. The entire $1.6 million is included in Receivable - trade and other for the amount to be reimbursed.

(b) There was no gain or loss recognized and $1.0 million is included in Receivable - trade and other for the $1.0 million purchase price.
Total Accounts receivable from ARO related to these transactions totaled approximately $17.3 million as of December 31, 2017.
As discussed in Note 1, with the establishment of ARO, the Company also signed a Rig Management Agreement whereby ARO will provide certain rig management services for Rowan's rigs while they are contracted with Saudi Aramco. The Company will compensate ARO for the services in which they provide to Rowan. For the period from October 17, 2017 to December 31, 2017, the Company recognized $7.8 million in Direct operating cost in the Consolidated Statements of Operations related to these rig management services. Additionally, ARO may sell equipment or supplies to Rowan or purchase such for Rowan, in which case ARO is provided reimbursement. For the period from October 17, 2017 to December 31, 2017, the Company recognized $0.6 million in Direct operating cost in the Consolidated Statements of Operations related to these transactions as well as $2.4 million in accrued capital expenditures.
Accounts payable to ARO related to these transactions totaled approximately $10.8 million as of December 31, 2017.
The following summarizes the total assets and liabilities as reflected in the Company's consolidated balance sheets as well as the Company's maximum exposure to loss related to ARO (in millions). Generally, the Company's maximum exposure to loss is limited to its 1) equity investment in the joint venture, 2) outstanding note receivable and 3) any amounts payable to the Company for services it provides to the joint venture, reduced by payables for services which the Company owes to ARO.

December 31, 2017
Total assets	$319.5
Total liabilities	10.8
Maximum exposure to loss	$308.7

NOTE 4 – ACCRUED LIABILITIES
Accrued liabilities at December 31 consisted of the following (in millions):

	2017	2016
Pension and other postretirement benefits	$27.0	$32.1
Compensation and related employee costs	69.0	62.4
Interest	32.0	33.6
Income taxes	15.4	18.3
Other	15.7	12.4
Total accrued liabilities	$159.1	$158.8
NOTE 5 – LONG-TERM DEBT
Long-term debt at December 31 consisted of the following (in millions):

	2017	2016
5% Senior Notes, due September 2017 ($92.2 million principal amount; 5.2% effective rate)	$—	$92.0
7.875% Senior Notes, due August 2019 ($201.4 million and $209.8 million principal amount, respectively; 8.0% effective rate)	200.9	208.9
4.875% Senior Notes, due June 2022 ($620.8 million and $690.2 million principal amount, respectively; 4.7% effective rate)	624.6	695.4
4.75% Senior Notes, due January 2024 ($398.1 million principal amount; 4.8% effective rate)	395.9	395.6
7.375% Senior Notes, due June 2025 ($500 million principal amount; 7.4% effective rate)	497.5	497.2
5.4% Senior Notes, due December 2042 ($400 million principal amount; 5.4% effective rate)	395.1	394.9
5.85% Senior Notes, due January 2044 ($400 million principal amount; 5.9% effective rate)	396.3	396.2
Total carrying value	2,510.3	2,680.2
Current portion (1)	—	126.8
Carrying value, less current portion	$2,510.3	$2,553.4

(1) Current portion of long-term debt at December 31, 2016, included the 5% Senior Notes due 2017, as well as the portion of 7.875% Senior Notes due 2019 and 4.875% Senior Notes due 2022 tendered in December 2016 but not settled until January 2017.

The following is a summary of scheduled long-term debt maturities by year, as of December 31, 2017 (in millions):

2018	$—
2019	201.4
2020	—
2021	—
2022	620.8
Thereafter	1,698.1
$2,520.3
Revolving Credit Facility
Availability under the Revolving Credit Facility is $1.50 billion through January 23, 2019, declining to $1.44 billion through January 23, 2020, and to approximately $1.29 billion through the maturity in 2021. As of December 31, 2017, no amounts were outstanding and $5.0 million in letters of credit had been issued under the Revolving Credit Facility leaving remaining availability of $1.495 billion.
Advances under the Revolving Credit Facility bear interest at LIBOR or Base Rate plus an applicable margin, which is dependent upon the Company's credit ratings. The applicable margins for LIBOR and Base Rate advances range from 1.125% - 2.0% and 0.125% - 1.0%, respectively. The Company is also required to pay a commitment fee on undrawn amounts of the Revolving Credit Facility, which ranges from 0.125% to 0.35%, depending on the Company's credit ratings.

The Revolving Credit Facility requires the Company to maintain a total debt-to-capitalization ratio of less than or equal to 60%. Additionally, the Revolving Credit Facility has customary restrictive covenants that, including others, restrict the Company's ability to incur certain debt and liens, enter into certain merger and acquisition agreements, sell, transfer, lease or otherwise dispose of all or substantially all of the Company's assets and substantially change the character of the Company's business from contract drilling.
Debt Reductions
During 2015, the Company paid $101.1 million in cash to retire $97.9 million aggregate principal amount of the 2017 Notes and the 2019 Notes, plus accrued interest, and recognized a $1.5 million loss on early extinguishment of debt.
During the first half of 2016, the Company paid $45.2 million in cash to retire $47.9 million aggregate principal amount of the 2017 Notes and the 2019 Notes, and recognized a $2.4 million gain on early extinguishment of debt.
In December 2016, the Company commenced cash tender offers for $750 million aggregate principal amount of the Subject Notes issued by the Company (the "Tender Offers"). The Tender Offers expired on January 3, 2017; however, there was also an early tender expiration on December 16, 2016 which provided for an early tender premium. Subject Notes validly tendered and accepted for purchase prior to the early tender expiration time on December 16, 2016, received tender offer consideration plus an early tender premium. As a result of the Tender Offers, in December 2016, the Company paid $490.5 million to repurchase $463.9 million aggregate principal amount of outstanding Subject Notes, consisting of $265.5 million of the 2017 Notes, $186.7 million of the 2019 Notes, $9.8 million of the 2022 Notes and $1.9 million of the 2024 Notes, and recognized a $33.6 million loss on the early extinguishment of debt which included approximately $5.9 million of bank and legal fees.
On December 19, 2016, Rowan plc, as guarantor, and its 100% owned subsidiary, RCI, as issuer, completed the issuance of $500 million aggregate principal amount of the 2025 Notes at a price of 100% of the principal amount. The Company used the net proceeds of the offering, approximately $492 million, along with cash on hand, to fund the repurchase of Subject Notes pursuant to the Tender Offers. $5.3 million of the cash paid to the underwriting banks in the form of the underwriters discount and structuring fee was expensed and included in the $33.6 million loss on early extinguishment of debt related to the Tender Offers. Interest on the 2025 Notes is payable on June 15 and December 15 of each year and began on June 15, 2017. The 2025 Notes contain a provision whereby upon a change of control repurchase event, as defined in the indenture governing the 2025 Notes, the Company may be required to make an offer to repurchase all outstanding notes at a price in cash equal to 101% of the aggregate principal amount of the notes repurchased, plus any accrued and unpaid interest to the repurchase date. Otherwise, the 2025 Notes contain substantially the same provisions as the Company’s other Senior Notes.
In January 2017, at the expiration of the Tender Offers, the Company paid $32.8 million to repurchase an additional $34.6 million aggregate principal amount of outstanding Subject Notes, consisting of $0.1 million of the 2017 Notes, $0.9 million of the 2019 Notes and $33.6 million of the 2022 Notes.
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
Debt Guarantee and Other Provisions
The Senior Notes are RCI’s senior unsecured obligations and rank senior in right of payment to all of its subordinated indebtedness and pari passu in right of payment with any of RCI’s future senior indebtedness, including any indebtedness under RCI’s senior Revolving Credit Facility. The Senior Notes rank effectively junior to RCI’s future secured indebtedness, if any, to the extent of the value of its assets constituting collateral securing that indebtedness and to all existing and future indebtedness of its subsidiaries (other than indebtedness and liabilities owed to RCI).
All or part of the Senior Notes may be redeemed at any time for an amount equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date plus the applicable make-whole premium, if any.
The Senior Notes are fully and unconditionally guaranteed on a senior and unsecured basis by Rowan plc (see Note 17 ).
Restrictive provisions in the Company’s bank credit facility agreement limit consolidated debt to 60% of book capitalization. The Company's consolidated debt to total capitalization ratio at December 31, 2017, was 32%.

Other provisions of the Company's debt agreements limit the ability of the Company to create liens that secure debt, engage in sale and leaseback transactions, merge or consolidate with another company and, in the event of noncompliance, restrict investment activities and asset purchases and sales, among other things. The Company was in compliance with its debt covenants at December 31, 2017.
NOTE 6 – DERIVATIVES
In 2016, the Company determined that the FCX Contingent Payments Provisions resulting from the contract termination with FMOG (See Note 1) were freestanding financial instruments and that they each met the criteria of a derivative instrument. The FCX Contingent Payments Provisions were initially recorded to revenue at a fair value of $6.2 million on May 23, 2016, and were revalued at each reporting date with changes in the fair value reported as non-operating income or expense. The fair value of the FCX Contingent Payments Provisions was determined using a Monte Carlo simulation (see Note 7). In January 2017, the Company and FCX settled the First FCX Contingent Payment Provision with a $6.0 million payment received by the Company. At maturity, the value of the Second FCX Contingent Payment Provision was zero based on the actual results of the average price of WTI crude oil over the period determined in the agreement; therefore, no payment was due to the Company.
The following table provides the fair value of the Company’s derivative as reflected in the Consolidated Balance Sheets (in millions):

Balance sheet classification	Fair value
	December 31, 2017	December 31, 2016
Derivative:
FCX Contingent Payments Provisions
Prepaid expenses and other current assets	$—	$6.1

The following table provides the revaluation effect of the Company’s derivative on the Consolidated Statements of Operations (in millions):

		Amount of gain (loss) recognized in income (loss)
Derivative	Classification of gain (loss) recognized in income (loss)	Year ended December 31, 2017	Year ended December 31, 2016
FCX Contingent Payments Provisions	Other - net	$(0.1)	$(0.1)
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
Derivative
The fair values of the FCX Contingent Payments Provisions (Level 3) were estimated using a Monte Carlo simulation model, which calculated the probabilities of the daily closing WTI spot price exceeding the Price Targets on a daily averaging basis during the 12-month payment measurement period ending on June 30, 2017. The probabilities were applied to the payout at each price target to calculate the probability-weighted expected payout. The following were the significant inputs used in the valuation of the FCX Contingent Payments Provisions: the WTI Spot Price on the valuation date, the expected volatility, and the risk-free interest rate, and the slope of the WTI forward curve, which were $47.48, 37.5%, 0.765% and 5.5% at May 23, 2016, respectively, and $53.72, 28.557%, 0.734%, and 11.205% at December 31, 2016, respectively. The expected volatility was estimated from the implied volatility rates of WTI crude futures. The risk-free rate was based on yields of U.S. Treasury securities commensurate with the remaining term of the FXC Contingent Payments. At December 31, 2016, the Company valued the FCX Contingent Payments Provisions in the amount of $6.1 million which was classified as Prepaid expenses and other current assets on the Consolidated Balance Sheet. In January 2017, the Company and FCX settled the First FCX Contingent Payment Provision with a $6.0 million payment received by the Company (see Note 1). The Second FCX Contingent Payment Provision had no value at maturity, as the average price of WTI crude oil did not meet the terms specified in the FCX Agreement; therefore, no payment was due to the Company (see Note 6).
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis are presented below (in millions):

		Estimated fair value measurements
	Fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2017:
Assets - cash equivalents	$1,332.1	$1,332.1	$—	$—
Other assets (Egyptian Pounds)	2.2	2.2	—	—
Other assets (Angolan Kwanza)	4.3	4.3	—	—

December 31, 2016:
Assets - cash equivalents	$1,242.3	$1,242.3	$—	$—
Derivative	6.1	—	—	6.1
Other assets (Egyptian Pounds)	4.2	4.2	—	—
At December 31, 2016, the Company had FCX Contingent Payments Provisions in the amount of $6.1 million, which is classified as Prepaid expenses and other current assets on the Consolidated Balance Sheet.
At December 31, 2017 and 2016, the Company held Egyptian pounds in the amount of $2.2 million and $4.2 million, respectively, which are classified as Other assets on the Consolidated Balance Sheets. The Company ceased drilling operations in Egypt in 2014, and is currently working to obtain access to the funds for use outside Egypt to the extent they are not utilized.
Given stricter foreign currency exchange controls in Angola, the Company determined in May 2017 that its previous method of converting Angola Kwanza to USD is likely no longer feasible. As a result, at December 31, 2017, the Company classified its Angolan Kwanza USD equivalent balance of $4.3 million as a non-current asset in Other assets on the Consolidated Balance Sheet. Currently, the Company considers the amounts to be recoverable and will continue to evaluate options to convert the Angolan Kwanza to USD.
Trade receivables and trade payables, which are required to be measured at fair value, have carrying values that approximate their fair values due to their short maturities.

Assets Measured at Fair Value on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis and whose carrying values were remeasured during the years ended December 31 are set forth below (in millions):

		Estimated fair value measurements
	Fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total gains (losses)
2016:
Property and equipment, net (1)	$9.3	$—	$—	$9.3	$(34.3)

2015:
Property and equipment, net (2)	$128.0	$—	$—	$128.0	$(329.8)

(1) This represents a non-recurring fair value measurement made at September 30, 2016 for five jack-up drilling units.
(2) This represents a non-recurring fair value measurement made at September 30, 2015 for ten jack-up drilling units.
In 2016, the Company recognized non-cash asset impairment charges aggregating $34.3 million on five of its jack-up drilling units having an aggregate net carrying value of $43.6 million prior to the write-down. Two of these jack-up drilling units were sold in the fourth quarter of 2016 for gross proceeds of approximately $5.0 million and the Company recognized a net loss on sale of $1.2 million. In 2015, the Company recognized non-cash asset impairment charges aggregating $329.8 million on ten of its jack-up drilling units having an aggregate net carrying value of $457.8 million prior to the write-down. Impairment charges are included in Material Charges and Other Operating Items on the Consolidated Statements of Operations (see "Impairment of Long-lived Assets" in Note 2). The financial information for these rigs has been reported as part of the Jack-ups segment.
Other Fair Value Measurements
Financial instruments not required to be measured at fair value consist of the Company’s publicly traded debt securities. The Company's publicly traded debt securities had a carrying value of $2.510 billion at December 31, 2017, and an estimated fair value at that date aggregating $2.262 billion, compared to a carrying and fair value of $2.680 billion and $2.448 billion, respectively, at December 31, 2016. Fair values of the Company's publicly traded debt securities were provided by a broker who makes a market in such securities and were measured using a market-approach valuation technique, which is a Level 2 fair value measurement.
Concentrations of Credit Risk
The Company invests its excess cash primarily in time deposits and high-quality money market accounts at several large commercial banks with strong credit ratings, and therefore believes that its risk of loss is minimal.
The Company’s customers largely consist of major international oil companies, national oil companies and large investment-grade exploration and production companies. The Company routinely evaluates and monitors the credit quality of potential and current customers. The Company maintains reserves for credit losses when necessary and actual losses have been within management's expectations.

Revenue and receivables from transactions with external customers that amount to 10% or more of revenue during the years ended December 31 are set forth below:
Percentage of revenue from major customers:

	Years ended December 31,
	2017	2016	2015
Saudi Aramco (2)	29%	20%	19%
Anadarko (3)	17%	8%	10%
Cobalt International (1) (3)	14%	12%	8%
Repsol (3)	7%	12%	5%
ConocoPhillips (2)	7%	11%	13%
Freeport-McMoRan (3)	—%	12%	6%

(1) The year ended December 31, 2017 includes amortization of $95.9 million of revenue deferred in 2016 related to a contract amendment to the Company's subsidiary's drilling contract with Cobalt International (See Note 1).

(2) Included in the Jack-ups Segment
(3) Included in the Deepwater Segment
Percentage of receivables from major customers:

	December 31,
	2017	2016	2015
Saudi Aramco (1)	34%	32%	34%
Anadarko (2)	19%	4%	9%
Cobalt International (2)	—%	19%	5%
Repsol (2)	5%	12%	1%
ConocoPhillips (1)	8%	8%	12%
Freeport-McMoRan (2)	—%	—%	9%

(1) Included in the Jack-ups Segment
(2) Included in the Deepwater Segment
NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES
The Company has operating leases covering office space and equipment. Certain of the leases are subject to escalations based on increases in building operating costs. Rental expense attributable to continuing operations was $11.4 million, $10.6 million and $13.2 million in 2017, 2016 and 2015, respectively.
At December 31, 2017, future minimum payments to be made under noncancelable operating leases were as follows (in millions):

2018	$11.8
2019	8.1
2020	4.4
2021	1.4
2022	1.5
Later years	9.6
$36.8
The Company had commitments for purchase obligations totaling $80.0 million at December 31, 2017.

Letters of credit – The Company periodically employs letters of credit in the normal course of its business and had outstanding letters of credit of approximately $7.3 million at December 31, 2017, of which $5.0 million were issued under the Company's Revolving Credit Facility.
Joint venture funding obligations – For the Company's potential obligation to fund ARO for newbuild jack-up rigs see Note 1.
Uncertain tax positions – The Company has been advised by the IRS of proposed unfavorable tax adjustments of $85 million including applicable penalties for the open tax years 2009 through 2012. The unfavorable tax adjustments primarily related to the following items: 2009 tax benefits recognized as a result of applying the facts of a third-party tax case that provided favorable tax treatment for certain non-U.S. contracts entered into in prior years to the Company’s situation; transfer pricing; and domestic production activity deduction. The Company has protested the proposed adjustment. However, the IRS does not agree with the Company's protest and they have submitted the proposed unfavorable tax adjustments to be reviewed by the IRS appeals group. In years subsequent to 2012, the Company has similar positions that could be subject to adjustments for the open years. The Company has provided for amounts that it believes will be ultimately payable under the proposed adjustments and intends to vigorously defend its positions; however, if the Company determines the provisions for these matters to be inadequate due to new information or the Company is required to pay a significant amount of additional U.S. taxes and applicable penalties and interest in excess of amounts that have been provided for these matters, the Company's consolidated results of operations and cash flows could be materially and adversely affected.
The gross unrecognized tax benefits excluding penalties and interest are $102 million and $120 million as of December 31, 2017 and 2016, respectively. The decrease to gross unrecognized tax benefits was primarily due to a lapse in statutes of limitation and audit settlement offset by foreign currency exchange revaluation and tax positions taken related to current year anticipated transfer pricing positions. If the December 31, 2017 net unrecognized tax benefits excluding penalties and interest were recognized, this would favorably impact the Company's tax provision by $41 million.
It is reasonable that the existing liabilities for the unrecognized tax benefits may increase or decrease over the next 12 months as a result of audit closures and statute expirations, however, the ultimate timing of the resolution and/or closure of audits is highly uncertain.
Pending or threatened litigation – The Company is involved in various routine legal proceedings incidental to its businesses and vigorously defends its position in all such matters. Although the outcome of such proceedings cannot be predicted with certainty, the Company believes that there are no known contingencies, claims or lawsuits that will have a material adverse effect on its financial position, results of operations or cash flows.
In addition to the legal proceedings described above, we are vigorously contesting a claim by a former agent in the Middle East for compensation associated with the Company's termination of the agent's services. In February 2018, the agent made a demand for approximately $45 million, which the Company believes is without merit. The Company is making payments pursuant to its agreements with the agent and has an accrual for the Company's best estimate of the potential liability. Because of the current uncertainty of the basis for the claim and the application of which law may apply to resolving the dispute, the amount of the accrual may be different from the amount of the ultimate liability.
NOTE 9 – SHARE-BASED COMPENSATION PLANS
Under the Plan, the Company Compensation Committee is authorized to grant employees and non-employee directors incentive awards in the form of RSAs, RSUs, options and SARs. In addition, the Company Compensation Committee may grant performance-based awards under the Plan (such as P-Units which may be settled in shares cash, or a combination thereof at the discretion of the Company Compensation Committee), for which the amount earned is dependent on the achievement of certain market or performance conditions over a specified period. As of December 31, 2017, there were 8,548,953 shares available for future grant under the Plan, including 2,174,572 additional shares approved for issuance by the shareholders at the Annual General Meeting on May 25, 2017. Shares issued to satisfy awards to employees are issued from the Company's EBT which are deemed treasury shares, while shares issued to satisfy awards to non-employee directors are newly issued shares. In accordance with the Company's adoption of ASU 2016-09, the Company no longer estimates forfeitures but rather accounts for forfeitures in the period in which they occur; therefore the expected to vest percentage is 100% for awards not vested.

Compensation cost charged to expense under all share-based incentive awards is presented below (in millions):

	2017	2016	2015
Restricted shares and restricted share units	$19.3	$21.8	$22.5
Share appreciation rights	—	0.2	1.1
Performance-based awards	9.7	12.6	10.0
Total compensation cost	$29.0	$34.6	$33.6
As of December 31, 2017, unrecognized compensation cost related to nonvested share-based compensation arrangements totaled $32.7 million, which is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Shares (Employees and Non-employee Directors) – RSAs represent ordinary shares subject to a vesting period that restricts its sale or transfer until the vesting period ends. In general, the restricted shares granted to employees vested and the restrictions lapsed in one-third increments each year over a three-year service period, or in some cases, cliff vested at the end of a three-year service period. The Company discontinued granting restricted shares as annual awards to employees beginning in 2013 and all restricted shares granted to employees were vested as of December 31, 2016. In 2016, the Company granted RSAs to non-employee directors and such vested and were settled in shares on the date of the 2017 annual meeting of shareholders. Activity related to RSAs for the year ended December 31, 2017, is summarized below:

	Number of Shares	Weighted-average grant-date fair value per share
	(in thousands)
Nonvested at January 1, 2017	54	$18.60
Vested	(54)	18.60
Nonvested at December 31, 2017	—	$—
The weighted-average grant date fair value of restricted shares granted in 2016 was $18.60. No restricted shares were granted in 2017 and 2015. The aggregate fair value of restricted shares that vested in 2017, 2016 and 2015 was $758 thousand, $37 thousand and $4.1 million, respectively, based on share prices on the vesting dates.
Employee Restricted Share Units – RSUs are rights to receive a specified number of ordinary shares upon vesting. RSUs granted to employees typically vest in one-third increments over a three-year service period or in some cases, cliff vest at the end of three years. Employee RSU activity for the year ended December 31, 2017, follows:

	Number of Shares	Weighted-average grant-date fair value per share
	(in thousands)
Nonvested at January 1, 2017	2,243	$15.59
Granted	1,501	17.09
Vested	(984)	17.96
Forfeited	(324)	15.38
Nonvested at December 31, 2017	2,436	$15.59
The weighted-average grant date fair value of employee RSUs granted in 2017, 2016 and 2015 was $17.09, $11.62 and $21.11, respectively. The aggregate fair value of employee RSUs that vested in 2017, 2016 and 2015 was $17.8 million, $14.6 million and $8.9 million, respectively.

Non-employee Director Deferred Restricted Share Units and Non-employee Director Non-Deferred Restricted Share Units – Non-employee directors may annually elect to receive either Directors RSUs or Directors ND RSUs. Both Directors RSUs and Directors ND RSUs vest at the earlier of the first anniversary of the grant date or the next annual meeting of shareholders following the grant date. Directors ND RSUs are settled on the vesting date, while Director RSUs are not settled until the director terminates service from the Board. Both Directors ND RSUs and Directors RSUs are settled in cash, shares or a combination thereof at the discretion of the Company Compensation Committee.

Activity related to Directors RSUs for the year ended December 31, 2017, follows:

	Number of shares	Weighted-average grant-date fair value per share
	(in thousands)
Outstanding at January 1, 2017	287	$27.78
Granted	30	13.24
Settled	(114)	29.85
Outstanding at December 31, 2017	203	$25.62

Vested at December 31, 2017	173	$27.78
The weighted-average grant date fair value of non-employee Directors RSUs granted in 2017, 2016 and 2015 was $13.24, $17.43 and $20.96, respectively. The number and aggregate settlement-date fair value of Directors RSUs settled during the year were as follows: 2017 – 114 thousand Directors RSUs at $1.5 million; 2016 – 54 thousand Directors RSUs at $1.0 million; 2015 – 44 thousand Directors RSUs at $0.9 million.

Activity related to Directors ND RSUs for the year ended December 31, 2017, follows:

	Number of shares	Weighted-average grant-date fair value per share
	(in thousands)
Outstanding at January 1, 2017	—	$—
Granted	91	13.24
Settled	—	—
Outstanding at December 31, 2017	91	$13.24

Vested at December 31, 2017	—	$—
The weighted-average grant date fair value of non-employee Directors ND RSUs granted in 2017 was $13.24.
Directors RSUs and Directors ND RSUs are accounted for under the liability method. Accordingly, other long-term liabilities at December 31, 2017 and 2016, included $3.8 million and $5.2 million, respectively, related to such awards.
Performance-based Awards – The Company Compensation Committee may grant awards in which payment is contingent upon the achievement of certain market or performance-based conditions over a period of time specified by the Committee. Payment of such awards may be in ordinary shares or in cash as determined by the Committee.
During 2015, 2016 and 2017, the Company granted to certain members of management P-Units that have a target value of $100 per unit. The amount ultimately earned is determined by the Company’s TSR relative to a selected group of peer companies, as selected by the Company Compensation Committee, over a three-year period ending December 31, 2017, 2018 and 2019 for the 2015, 2016 and 2017 grants, respectively. The amount earned could range from zero to $200 per unit depending on performance. Twenty-five percent of the P-Units’ value is determined by the Company’s relative TSR ranking for each one-year period ended December 31 and 25% of the P-Units’ value is determined by the relative TSR ranking for the three-year period ended December 31. P-Units cliff vest and payment is made, if any, on the third anniversary following the grant date. Any employee who terminates employment with the Company prior to the third anniversary for any reason other than retirement will not receive any payment with respect to P-Units unless approved by the Company Compensation Committee. Settlement of the P-Units granted in 2016 and 2017 may be in cash, shares or a combination thereof at the Company Compensation Committee's discretion. The

Company Compensation Committee has previously determined that any amount earned with respect to P-Units granted in 2015 would be settled in cash.
The grant-date fair value of P-Units granted in 2017, 2016 and 2015 was estimated to be $9.5 million, $8.6 million and $9.0 million, respectively. Fair value was estimated using the Monte Carlo simulation model, which considers the probabilities of the Company’s TSR ranking at the end of each performance period, and the amount of the payout at each rank to determine the probability-weighted expected payout. The Company uses liability accounting to account for the P-Units. Compensation is recognized on a straight-line basis over a maximum period of three years from the grant date and is adjusted for changes in fair value through the end of the performance period.
Liabilities for estimated P-Unit obligations at December 31, 2017 for 2017 grants and prior, included $11.5 million and $10.5 million classified as current and noncurrent, respectively, compared to $10.9 million and $12.8 million, respectively, at December 31, 2016. Current and noncurrent estimated P-Unit liabilities are included in Accrued liabilities, and Other liabilities, respectively, in the Consolidated Balance Sheets.
In 2017, 2016 and 2015, the Company paid $11.4 million, $7.9 million and $2.7 million, respectively, in cash to settle P-Units that vested during the year.
Share Appreciation Rights – SARs give the holder the right to receive ordinary shares at no cost to the employee, or cash at the discretion of the Committee, equal in value to the excess of the market price of a share on the date of exercise over the exercise price. All SARs granted have exercise prices equal to the market price of the underlying shares on the date of grant. SARs become exercisable in one-third annual increments over a three-year service period and expire ten years following the grant date. The Company intends to share-settle any exercises of SARs and has therefore accounted for SARs as equity awards.
No SARs have been granted since 2013.
SARs activity for the year ended December 31, 2017, is summarized below:

	Number of shares under SARs	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
	(in thousands)			(in millions)
Outstanding at January 1, 2017	1,544	$30.67
Forfeited or expired	(515)	29.94
Outstanding at December 31, 2017	1,029	$31.03	3.0	$—

Exercisable at December 31, 2017	1,029	$31.03	3.0	$—
No SARs were exercised in 2017, 2016 and 2015.
Share Options – Share options granted to employees in 2017 become exercisable and cliff vest at the end of a four-year vesting period at a price generally equal to the market price of the Company’s common shares on the date of grant. The remaining share options became exercisable over a three- year service period at a price generally equal to the market price of the Company’s common shares on the date of grant.  Unexercised options expire seven to ten years after the grant date.
Fair values of Share options granted were determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

February 22, 2017
Expected life in years	5.5
Risk-free interest rate	1.987%
Expected volatility	40.551%
Weighted average grant date per share fair value	$7.04

Share option activity for the year ended December 31, 2017, is summarized below:

	Number of shares under option	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
	(in thousands)			(in millions)
Outstanding at January 1, 2017	100	$15.31
Granted	355	17.59
Outstanding at December 31, 2017	455	$17.08	5.0	$—

Exercisable at December 31, 2017	100	$15.31	0.1	$—
No options were exercised in 2017, 2016 or 2015.
NOTE 10 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The Company provides defined-benefit pension, health care and life insurance benefits upon retirement for certain full-time employees. Pension benefits are provided under The Rowan Pension Plan, and The Rowan SERP, and health care and life insurance benefits are provided under the Retiree Medical Plan.

The following table presents the changes in benefit obligations and plan assets for the years ended December 31 and the funded status and weighted-average assumptions used to determine the benefit obligation at each year end (dollars in millions):

	2017			2016
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Projected benefit obligations:
Balance, January 1	$772.1	$29.9	$802.0	$760.0	$66.7	$826.7
Interest cost	25.5	0.9	26.4	26.3	1.6	27.9
Service cost	12.3	0.1	12.4	16.3	0.3	16.6
Actuarial (gain) loss	78.0	5.5	83.5	32.8	9.2	42.0
Plan amendments	—	—	—	—	(39.9)	(39.9)
Plan settlements	—	(16.4)	(16.4)	(2.5)	(2.6)	(5.1)
Plan curtailments	—	—	—	(1.0)	—	(1.0)
Exchange rate changes	0.3	—	0.3	0.1	—	0.1
Benefits paid	(52.4)	(2.0)	(54.4)	(59.9)	(5.4)	(65.3)
Balance, December 31	835.8	18.0	853.8	772.1	29.9	802.0

Plan assets:
Fair value, January 1	544.6	—	544.6	550.7	—	550.7
Actual return	88.0	—	88.0	33.8	—	33.8
Employer contributions	29.3	—	29.3	22.5	—	22.5
Plan settlements	—	—	—	(2.5)	—	(2.5)
Exchange rate changes	0.2	—	0.2	—	—	—
Benefits paid	(52.4)	—	(52.4)	(59.9)	—	(59.9)
Fair value, December 31	609.7	—	609.7	544.6	—	544.6
Net benefit liabilities	$(226.1)	$(18.0)	$(244.1)	$(227.5)	$(29.9)	$(257.4)

Amounts recognized in Consolidated Balance Sheet:
Accrued liabilities	$(24.5)	$(2.5)	$(27.0)	$(29.7)	$(2.4)	$(32.1)
Other liabilities (long-term)	(201.6)	(15.5)	(217.1)	(197.8)	(27.5)	(225.3)
Net benefit liabilities	$(226.1)	$(18.0)	$(244.1)	$(227.5)	$(29.9)	$(257.4)

Accumulated contributions in excess of (less than) net periodic benefit cost	$120.2	$(39.1)	$81.1	$109.4	$(63.3)	$46.1

Amounts not yet reflected in net periodic benefit cost:
Actuarial (loss) gain	(358.1)	(6.3)	(364.4)	(353.8)	(7.3)	(361.1)
Prior service credit	11.8	27.4	39.2	16.9	40.7	57.6
Total accumulated other comprehensive income (loss)	(346.3)	21.1	(325.2)	(336.9)	33.4	(303.5)
Net benefit liabilities	$(226.1)	$(18.0)	$(244.1)	$(227.5)	$(29.9)	$(257.4)

Weighted-average assumptions:
Discount rate	3.68%	3.52%		4.29%	3.94%
Rate of compensation increase	4.28%			4.14%

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

	2017	2016
Accumulated benefit obligation	$830.8	$764.8
On November 27, 2017, the Company purchased annuities to cover post-65 retiree medical benefits for current retirees as of the purchase date. The annuity purchase settled post-65 medical benefits (i.e., Health Reimbursement Account, or “HRA”, amounts) for affected participants, with the insurer taking responsibility for all benefit payments on and after January 1, 2019. The Company retained the obligation for 2018 benefit payments. The Company determined that this annuity purchase resulted in a full settlement of the post-65 medical obligation and as a result the entirety of the annuity purchase was treated as a settlement and resulted in a settlement loss of $5.8 million, calculated as of December 31, 2017.

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
During 2015, the Company amended the eligibility requirement with respect to the Retiree Medical Plan to exclude any participant that was previously eligible and was under the age of 50 as of January 1, 2016. The effect of the change was to reduce the projected benefit obligation by $7.2 million, which was net of an estimated $4.4 million payment to be made in early 2016 to the affected participants. The actual payment made in 2016 was $2.6 million and the Company recognized a related $0.1 million settlement loss.
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

The Company estimates the following amounts, which are classified in accumulated other comprehensive loss, a component of shareholders’ equity, will be recognized as net periodic benefit cost in 2018 (in millions):

	Pension benefits	Other retirement benefits	Total
Actuarial (loss) gain	$(35.6)	$(0.7)	$(36.3)
Prior service credit	5.0	13.3	18.3
Total amortization	$(30.6)	$12.6	$(18.0)
Cumulative gains and losses in excess of 10% of the greater of projected benefit obligation or market-related value of plan assets are amortized over the expected average remaining service of the current active membership.

Each unrecognized prior service cost base is amortized on a straight line basis over the average remaining service period of participants expected to receive a benefit and who are active at the date of the plan amendment. If all or almost all of the plan’s participants offered a benefit by the plan amendment are inactive, the amortization is based on their average remaining life expectancy instead of average remaining service.

The components of net periodic pension cost and the weighted-average assumptions used to determine net cost were as follows (dollars in millions):

	2017	2016	2015
Service cost	$12.3	$16.3	$18.3
Interest cost	25.5	26.3	31.9
Expected return on plan assets	(37.7)	(39.6)	(41.6)
Recognized actuarial loss	23.3	21.0	25.7
Amortization of prior service cost	(5.1)	(5.0)	(4.5)
Curtailment gain recognized	—	(0.4)	—
Settlement loss recognized	—	0.5	—
Net periodic pension cost	$18.3	$19.1	$29.8

Discount rate	4.29%	4.53%	3.97%
Expected return on plan assets	7.13%	7.28%	7.45%
Rate of compensation increase	4.14%	4.14%	4.15%
The components of net periodic cost of other postretirement benefits and the weighted average discount rate used to determine net cost were as follows (dollars in millions):

	2017	2016	2015
Service cost	$0.1	$0.3	$1.3
Interest cost	0.9	1.6	2.9
Amortization of prior service credit	(13.3)	(6.4)	—
Amortization of net (gain) loss	0.7	0.3	—
Settlement loss	5.8	0.1	—
Net periodic cost of other postretirement benefits	$(5.8)	$(4.1)	$4.2

Discount rate	3.91%	4.18%	3.95%
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

Target allocations among asset categories and the fair values of each category of plan assets as of December 31, 2017 and 2016, classified by level within the US GAAP fair value hierarchy is presented below. The plans will periodically reallocate assets in accordance with the allocation targets, after giving consideration to the expected level of cash required to pay current benefits and plan expenses (dollars in millions):

	Target range	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2017:
Equities:	53% to 69%
U.S. large cap	22% to 28%	$158.2	$—	$158.2	$—
U.S. small cap	4% to 10%	45.3	—	45.3	—
International all cap	21% to 29%	156.2	—	156.2	—
International small cap	2% to 8%	36.3	—	36.3	—
Real estate equities	0% to 13%	50.6	—	50.6	—
Fixed income:	25% to 35%
Cash and equivalents	0% to 10%	6.2	—	6.2	—
Aggregate	9% to 19%	74.9	—	74.9	—
Core plus	9% to 19%	78.1	78.1	—	—
Group annuity contracts		3.9	—	3.9	—
Total		$609.7	$78.1	$531.6	$—

December 31, 2016:
Equities:	53% to 69%
U.S. large cap	22% to 28%	$141.6	$—	$141.6	$—
U.S. small cap	4% to 10%	41.5	—	41.5	—
International all cap	21% to 29%	134.4	—	134.4	—
International small cap	2% to 8%	27.4	—	27.4	—
Real estate equities	0% to 13%	47.1	—	47.1	—
Fixed income:	25% to 35%
Cash and equivalents	0% to 10%	4.6	—	4.6	—
Aggregate	9% to 19%	72.4	—	72.4	—
Core plus	9% to 19%	73.0	73.0	—	—
Group annuity contracts		2.6	—	2.6	—
Total		$544.6	$73.0	$471.6	$—
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

The following is a description of the valuation methodologies used for the pension plan assets at December 31, 2017, and 2016:

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
To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the plans’ other asset classes and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based upon the current asset allocation to develop the expected long-term rate of return on assets assumption for the plans, which was reduced to 6.70% at December 31, 2017, from 7.15% at December 31, 2016.
The Company's estimates for its net benefit expense (income) are partially based on the expected return on pension plan assets. The Company uses a market-related value of plan assets to determine the expected return on pension plan assets. In determining the market-related value of plan assets, differences between expected and actual asset returns are deferred and recognized over two years. If the Company used the fair value of its plan assets instead of the market-related value of plan assets in determining the expected return on pension plan assets, its net benefit expense would have been $2.7 million higher for the year ended December 31, 2017.

The Company bases its determination of the asset return component of pension expense on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a two-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the fair value of assets. Since the market-related value of assets recognizes gains or losses over a two-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded. As of January 1, 2018, cumulative asset gains of approximately $31.7 million remained to be recognized in the calculation of the market-related value of assets.

The Company currently expects to contribute approximately $25 million to its pension plans in 2018 and to directly pay other postretirement benefits of approximately $2 million.
Estimated future annual benefit payments from plan assets are presented below. Such amounts are based on existing benefit formulas and include the effect of future service (in millions):

	Pension benefits	Other postretirement benefits
Year ended December 31,
2018	$99.4	$2.5
2019	46.5	1.6
2020	47.5	1.4
2021	48.0	1.3
2022	48.8	1.2
2023 through 2027	244.1	5.7
The Company sponsors defined contribution plans covering substantially all employees. Employer contributions to such plans are expensed as incurred and totaled $12.5 million in 2017, $16.7 million in 2016 and $20.0 million in 2015.

NOTE 11 – SHAREHOLDERS’ EQUITY
Reclassifications from Accumulated Other Comprehensive Loss
The following table sets forth the significant amounts reclassified out of each component of accumulated other comprehensive loss and their effect on net income (loss) for the period (in millions):

	2017	2016	2015
Amounts recognized as a component of net periodic pension and other postretirement benefit cost:
Amortization of net loss	$(29.8)	$(21.9)	$(25.7)
Amortization of prior service credit	18.4	10.7	4.5
Total before income taxes	(11.4)	(11.2)	(21.2)
Income tax benefit	—	3.8	7.4
Total reclassifications for the period, net of income taxes	$(11.4)	$(7.4)	$(13.8)
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
Cash Dividends
Under English law, a public company may only declare dividends and make other distributions to shareholders (such as a share buyback) if the company has sufficient distributable reserves and meets certain net asset requirements. If the Company does not have sufficient distributable reserves or cannot meet the net asset requirements, the Company may be limited in its ability to timely pay dividends and effect other distributions to its shareholders.
In January 2016, the Company announced that it had discontinued its quarterly dividend.
During 2015, the Board approved quarterly cash dividends of $0.10 per Class A ordinary share, which were paid on March 3, May 26, August 25, and November 23, 2015, to shareholders of record at the close of business on February 9, May 12, August 11, and November 9, 2015, respectively.
NOTE 12 – INCOME TAXES
Rowan plc, the parent company, is domiciled in the U.K. and is subject to the U.K. statutory rate of 21% for the period January 1 through March 31, 2015; 20% for the financial year beginning April 1, 2015; and 19% for the financial year beginning April 1, 2017. On September 15, 2016, the U.K. enacted tax law to reduce the tax rate to 17% for the financial year beginning April 1, 2020. The computed statutory tax rate for 2017 is using a weighted average U.K. rate of 19.25%.
On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the U.S. Tax Act. The U.S. Tax Act significantly changes U.S. corporate income tax laws including but not limited to reducing the U.S. corporate income tax rate from 35% to 21%, requiring a one-time transition tax on mandatory deemed repatriation of certain unremitted non-U.S. earnings as of December 31, 2017, and changing how non-U.S. subsidiaries are taxed in the U.S. as of January 1, 2017.
The U.S. Tax Act requires complex computations to be performed that were not previously provided in U.S. tax law. As such, additional work is necessary as these computations require the preparation and analysis of information not previously relevant or regularly produced. Although the Company has not completed its accounting of the U.S. Tax Act, reasonable estimates were used in accordance with the SEC Staff Accounting Bulletin No. 118. The reasonable estimates made primarily include a one-time transition tax of $34.1 million, a tax on non-U.S. subsidiaries of $38.3 million, and additional tax due to the remeasurement of the U.S. deferred tax assets and liabilities for the tax rate change of $56.7 million, totaling $129.1 million. These charges do not materially impact the financials as they are fully offset by unbenefited net operating losses utilized of $72.4 million and adjustments to the valuation allowance of $56.7 million related to the deferred tax asset and liability remeasurement. The Company must finalize, in addition to other factors, the amount of the post-1986 non-U.S. earnings and profits, the amount of the U.S. tax on non-U.S. subsidiaries, and the earnings held in cash and other assets. As the Company completes its analysis of the U.S. Tax Act including finalizing the calculations and interpreting existing regulatory guidance, there may be adjustments to the provisional amounts. The provisional estimates will be finalized within one year from the date of enactment.

The significant components of income taxes attributable to continuing operations are presented below (in millions):

	2017	2016	2015
Current:
U.S.	$(14.9)	$10.0	$7.4
Non - U.S.	16.8	32.9	50.8
State	—	—	0.1
Current expense (benefit)	1.9	42.9	58.3
Deferred:
U.S.	(1.2)	(20.9)	(6.3)
Non - U.S.	25.9	(17.0)	12.4
Deferred provision (benefit)	24.7	(37.9)	6.1
Total provision (benefit)	$26.6	$5.0	$64.4
The reconciliation of differences between the Company's provision for income taxes and the amount determined by applying the U.K. statutory rate to income before income taxes are set forth below (dollars in millions):

	2017	2016	2015
U.K. statutory rate	19.25%	20.00%	20.25%
Tax at statutory rate	$19.1	$65.1	$31.9
Increase (decrease) due to:
Capitalized interest transactions	—	—	(5.7)
Foreign rate differential	(39.5)	(92.7)	(30.0)
Deferred intercompany gain/loss	—	(20.1)	(33.8)
Foreign asset basis difference	(38.1)	405.9	—
Luxembourg restructuring operating loss	—	(1,180.2)	—
Change in valuation allowance	(29.4)	814.7	106.0
Prior period adjustments	3.6	(4.1)	(6.9)
Unrecognized tax benefits	(24.1)	7.1	9.7
U.S. tax on RCI non-U.S. subsidiaries	5.4	6.3	—
Enactment of tax reform (1)	129.1	—	—
Termination of local country activity	—	—	(6.3)
Foreign tax credits/deductions	(0.8)	(1.5)	(2.2)
Other, net	1.3	4.5	1.7
Total provision (benefit)	$26.6	$5.0	$64.4

(1) 2017 includes the U.S. tax rate reduction, one-time transition tax, and U.S. tax on applicable non-U.S. subsidiaries earnings. The impact of these items are fully offset in the Change in valuation allowance above.

In 2016, organizational restructuring resulted in a Luxembourg net operating loss of $4,534 million resulting in a deferred tax asset of $1,180 million with an offsetting deferred tax liability for book over tax asset basis difference of $409 million and a valuation allowance of $747 million for the net deferred tax asset that is not expected to be realized.

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31 were as follows (in millions):

	2017	2016
Deferred tax assets:
Accrued employee benefit plan costs	$46.2	$81.1
U.S. net operating loss	39.3	111.2
U.K. net operating loss	2.4	2.8
Trinidad net operating loss	5.9	6.5
Luxembourg net operating loss	1,163.2	1,180.2
Suriname net operating loss	3.9	3.9
Other NOLs and tax credit carryforwards	38.1	36.8
Other	16.3	31.2
Total deferred tax assets	1,315.3	1,453.7
Less: valuation allowance	(869.9)	(889.8)
Deferred tax assets, net of valuation allowance	445.4	563.9

Deferred tax liabilities:
Property and equipment	412.8	712.8
Other	11.9	12.3
Total deferred tax liabilities	424.7	725.1
Net deferred tax asset (liability)	$20.7	$(161.2)
Management continues to assess available positive and negative evidence to evaluate the existing deferred tax assets’ ability to be realized including determining if there is sufficient future taxable income. The Company records the portion of the deferred tax assets that is more likely to be realized. There have been no changes on the prior assessment regarding the ability to realize the U.S. and Luxembourg deferred tax assets and the Company has assessed the need for a valuation allowance as of December 31, 2017. The Company increased the valuation allowance on the Luxembourg deferred tax assets by $19.8 million to $766.5 million, at December 31, 2017, primarily due to lower current year earnings than expected. In 2017, the U.S. valuation allowance on U.S. deferred tax assets was decreased by $41.7 million primarily due to a decrease of provisional estimate of $56.7 million for the remeasurement to the lower U.S. corporate income tax rate, a decrease of provisional estimate of $52.1 million for current year activity, and an increase of $60.3 million for a deferred intra-entity asset transfer.
As of December 31, 2016, an additional valuation allowance of $747 million was recorded on Luxembourg deferred tax assets primarily related to net operating losses. The valuation allowance on the U.S. deferred tax assets was increased by $12 million to $132 million, primarily due to the changes in deferred tax assets related to net operating loss, interest limitations and depreciation.
The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to evidence such as projections for growth. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets.
At December 31, 2017, the Company had approximately $306 million of NOLs in the U.S., which expire at various times between 2034 and 2041 and which is subject to a valuation allowance as discussed in the preceding paragraphs; $49 million of NOLs in the U.S. attributable to the Company’s non-U.S. subsidiaries expiring in 2032 and which is subject to a valuation allowance of $49 million; $4,472 million of non-expiring NOLs in Luxembourg of which $2,947 million is subject to a valuation allowance; $14 million of non-expiring NOLs in the U.K., of which $14 million is subject to a valuation allowance; and $23 million of non-expiring NOLs in Trinidad, of which $23 million is subject to a valuation allowance. In addition, at December 31, 2017, the Company had $15 million of non-expiring NOLs in other foreign jurisdictions, of which $15 million is subject to a valuation allowance. A U.S. foreign tax credit of $29 million is intended to be carried back and does not have a valuation allowance. Due to the uncertainty of realization, the Company has a tax-effected valuation allowance as of December 31, 2017, in the amount of $870 million against the deferred tax assets for foreign tax credits, NOL carryforwards, and other deferred tax assets that may not be realizable, primarily relating to countries where the Company no longer operates or does not expect to generate sufficient future taxable income. Management has determined that no other valuation allowances were necessary at December 31, 2017, as anticipated future tax benefits relating to all recognized deferred income tax assets are expected to be fully realized when measured against a more likely than not standard.
The NOL carryforwards included unrecognized tax benefits taken in prior years. The NOLs for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits.
The Company has not provided deferred income taxes on certain undistributed earnings of non-U.K. subsidiaries. No subsidiary of RCI has a plan to distribute earnings to RCI in a manner that would cause those earnings to be subject to U.S., U.K., or other local country taxation. If facts and circumstances cause a change in expectations regarding future tax consequences, the resulting tax impact could have a material effect on the Company's consolidated financial statements.
At December 31, 2017, 2016 and 2015, the net unrecognized tax benefits attributable to continuing operations was approximately $41 million, $59 million and $62 million, respectively. At December 31, 2017, $41 million would reduce the Company’s income tax provision if recognized.
The following table sets forth the changes in the Company’s gross unrecognized tax benefits for the years ended December 31 (in millions):

	2017	2016	2015
Gross unrecognized tax benefits - beginning of year	$120.1	$65.1	$54.7
Gross increases - tax positions in prior period	1.4	46.2	4.4
Gross decreases - tax positions in prior period	(5.6)	(0.6)	(3.7)
Gross increases - current period tax positions	3.1	10.9	9.7
Settlements	(0.8)	(1.5)	—
Lapse of statutes of limitation	(16.2)	—	—
Gross unrecognized tax benefit - end of year	$102.0	$120.1	$65.1
Interest and penalties relating to income taxes are included in income tax expense. At December 31, 2017, 2016 and 2015, accrued interest was $1.4 million, $11.8 million and $7.9 million, respectively, and accrued penalties were $2.2 million, $3.1 million and $2.8 million, respectively. Accrued interest and penalties relating to uncertain tax positions that are not actually assessed will be reversed in the year of the resolution.
The Company has been advised by the IRS of proposed unfavorable tax adjustments of $85 million including applicable penalties for the open tax years 2009 through 2012. The unfavorable tax adjustments primarily related to the following items: 2009 tax benefits recognized as a result of applying the facts of a third-party tax case that provided favorable tax treatment for certain non-U.S. contracts entered into in prior years to the Company’s situation; transfer pricing; and domestic production activity deduction. The Company has protested the proposed adjustment. However, the IRS does not agree with the Company's protest and they have submitted the proposed unfavorable tax adjustments to be reviewed by the IRS appeals group. In years subsequent to 2012, the Company has similar positions that could be subject to adjustments for the open years. The Company has provided for amounts that it believes will be ultimately payable under the proposed adjustments and intends to vigorously defend its positions; however, if the Company determines the provisions for these matters to be inadequate due to new information or the Company is required to pay a significant amount of additional U.S. taxes and applicable penalties and interest in excess of amounts that have been provided for these matters, the Company's consolidated results of operations and cash flows could be materially and adversely affected.
The Company’s U.S. federal tax returns for 2009 through 2012 are currently under audit by the IRS.  The U.S. tax years open for examination are for periods 2014 and subsequent years. Various state tax returns for 2009 and subsequent years remain open for examination. In the Company’s non-U.S. tax jurisdictions, returns for 2006 and subsequent years remain open for examination. The Company is undergoing other routine tax examinations in various U.S. and non-U.S. taxing jurisdictions in which the Company has operated. These examinations cover various tax years and are in various stages of finalization. The Company believes that any income taxes ultimately assessed by any taxing authorities will not materially exceed amounts for which the Company has already provided, however, if it is determined that the provisions for these matters are inadequate due to new information or that taxing authorities assess a significant amount of additional taxes and applicable penalties and interest in excess of amounts that have been provided for these matters, consolidated results of operations and cash flows could be materially and adversely affected.

The components of income (loss) from continuing operations before income taxes were as follows (in millions):

	2017	2016	2015
U.S.	$(63.7)	$(180.2)	$(174.1)
Non-U.S.	163.0	505.8	331.8
Total	$99.3	$325.6	$157.7
NOTE 13 – SEGMENT AND GEOGRAPHIC AREA INFORMATION
Prior to ARO commencing operations on October 17, 2017 (see Note 1), the Company operated in two segments: Deepwater and Jack-ups. The Company now operates in three principal operating segments: Deepwater, which consists of its drillship operations, Jack-ups, which is composed of the Company's jack-up operations and results associated with the Company's arrangements with ARO primarily under the Transition Services Agreement (direct operating costs only), Rig Management Agreement and Secondment Agreement (see Note 1 and Note 3), and ARO a company formed to own, manage and operate offshore drilling units in Saudi Arabia. These segments provide one primary service – contract drilling. The Company evaluates performance primarily based on income from operations.
"Gain on sale of assets to unconsolidated subsidiary" is related to the sale of three jack-ups and related assets to ARO and is included in the Jack-ups segment (see Note 1 and Note 14). Depreciation and amortization and Selling, general and administrative expenses related to the Company's corporate function and other administrative offices have not been allocated to its operating segments for purposes of measuring segment operating income and are included in "Unallocated and other." In addition, revenue and general and administrative costs related to providing transition services to ARO are included in "Unallocated and other" (see Note 3). "Other operating items" consists of, to the extent applicable, non-cash impairment charges, gains and losses on asset sales and litigation related items. Segment results are presented below:

	Years ended December 31,
	Deepwater	Jack-ups	ARO	Unallocated and other	Reportable segments total	Eliminations and adjustments	Consolidated
	(In millions)
2017
Revenue	$467.9	$807.5	$48.6	$7.4	$1,331.4	$(48.6)	$1,282.8
Operating expenses:
Direct operating costs (excluding items below)	151.4	533.4	22.2	—	707.0	(22.2)	684.8
Depreciation and amortization	111.6	289.4	12.9	2.7	416.6	(12.9)	403.7
Selling, general and administrative	—	—	6.1	104.9	111.0	(6.1)	104.9
Gain on sale of assets to unconsolidated subsidiary	—	(157.4)	—	—	(157.4)	—	(157.4)
Other operating items - expense (income)	0.1	9.3	(0.1)	—	9.3	0.1	9.4
Equity in earnings of unconsolidated subsidiary	—	—	—	—	—	0.9	0.9
Income (loss) from operations	$204.8	$132.8	$7.5	$(100.2)	$244.9	$(6.6)	$238.3

2016
Revenue	$827.5	$1,015.7	$—	$—	$1,843.2	$—	$1,843.2
Operating expenses:
Direct operating costs (excluding items below)	222.0	556.2	—	—	778.2	—	778.2
Depreciation and amortization	115.0	282.6	—	5.3	402.9	—	402.9
Selling, general and administrative	—	—	—	102.1	102.1	—	102.1
Other operating items - expense	0.1	40.9	—	0.6	41.6	—	41.6
Income (loss) from operations	$490.4	$136.0	$—	$(108.0)	$518.4	$—	$518.4

2015
Revenue	$747.8	$1,389.2	$—	$—	$2,137.0	$—	$2,137.0
Operating expenses:
Direct operating costs (excluding items below)	276.6	716.5	—	—	993.1	—	993.1
Depreciation and amortization	94.6	283.9	—	12.9	391.4	—	391.4
Selling, general and administrative	—	—	—	115.8	115.8	—	115.8
Other operating items - expense	—	328.8	—	0.8	329.6	—	329.6
Income (loss) from operations	$376.6	$60.0	$—	$(129.5)	$307.1	$—	$307.1

	Years ended December 31,
	2017	2016	2015
Capital expenditures:	(In millions)
Deepwater	$8.3	$31.5	$555.1
Jack-ups	86.4	84.3	128.8
Unallocated and other	5.9	1.8	39.0
Total	$100.6	$117.6	$722.9
A cash deposit of $7.7 million was made toward the purchase of two jack-up rigs. See Note 19 for more details on the purchase of these rigs.
Not all assets are associated with specific segments. Those assets specific to segments include receivables, certain identified property, plant and equipment (including rigs), investment in unconsolidated subsidiary and note receivable from unconsolidated subsidiary. The remaining assets, such as cash and equivalents, are considered to be shared among the segments and therefore reported in Unallocated and other.

	December 31,
	2017	2016
Total assets:	(In millions)
Deepwater	$2,857.6	$3,037.7
Jack-ups	4,173.7	4,285.8
Unallocated and other	1,427.0	1,352.1
Total	$8,458.3	$8,675.6
The classifications of revenue and assets among geographic areas in the tables which follow were determined based on the physical location of assets. Because the Company’s offshore drilling rigs are mobile, classifications by area are dependent on the rigs’ location at the time revenue is earned and may vary from one period to the next.

	Years ended December 31,
	2017	2016	2015
	(In millions)
Revenue:
United States	$510.7	$852.8	$704.6
Saudi Arabia	390.6	363.9	408.7
Norway	193.8	312.6	403.6
Trinidad	127.0	130.4	141.7
United Kingdom	58.2	120.6	163.0
Other (1)	2.5	62.9	315.4
Total	$1,282.8	$1,843.2	$2,137.0

	December 31,
	2017	2016
	(In millions)
Long-lived assets:
United States	$3,065.6	$3,199.5
Saudi Arabia	633.9	818.4
Norway	862.8	813.7
Trinidad	599.5	622.0
United Kingdom	1,067.2	1,229.9
Other (1)	354.6	376.5
Total	$6,583.6	$7,060.0

(1) Other represents countries in which the Company operates that individually had revenue and long-lived assets representing less than 10% of total revenue or long-lived assets.
NOTE 14 – GAIN ON SALE OF ASSETS TO UNCONSOLIDATED SUBSIDIARY
On October 17, 2017, pursuant to an Asset Transfer and Contribution Agreement, as amended, with ARO, the Company agreed to sell three rigs to ARO: the JP Bussell, the Bob Keller and the Gilbert Rowe and related assets for a total cash consideration of $357.7 million. The book value of these assets was approximately $200.3 million. As a result of this sale transaction with ARO, the Company recognized a gain on the disposal of rig assets in the amount of $157.4 million in 2017. See Note 1 and Note 3 for more details of the ARO joint venture.
NOTE 15 – MATERIAL CHARGES AND OTHER OPERATING ITEMS
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
NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities and other supplemental cash flow information follows (in millions):

	2017	2016	2015
Accrued but unpaid additions to property and equipment at December 31	$21.4	$21.0	$32.2
Cash interest payments in excess of interest capitalized	150.2	159.2	143.8
Income tax payments (refunds), net	30.0	38.1	37.5

NOTE 17 – GUARANTEES OF REGISTERED SECURITIES
Rowan plc and its 100%-owned subsidiary, RCI, have entered into agreements providing for, among other things, the full, unconditional and irrevocable guarantee by Rowan plc of the prompt payment, when due, of any amount owed to the holders of RCI's Senior Notes and amounts outstanding under RCI’s Revolving Credit Facility, if any.
The condensed consolidating financial information that follows is presented on the equity method of accounting in accordance with Rule 3-10 of Regulation S-X in connection with Rowan plc’s guarantee of the Senior Notes and reflects the corporate ownership structure as of December 31, 2017. Financial information as of December 31, 2016, and for the years ended December 31, 2016 and 2015 has been recast to reflect changes to the corporate ownership structure that occurred in 2017 and is presented as though the structure at December 31, 2017, was in place at January 1, 2015.

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Year ended December 31, 2017
(In millions)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUE	$—	$48.7	$1,283.2	$(49.1)	$1,282.8

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	0.5	727.3	(43.0)	684.8
Depreciation and amortization	—	18.3	385.4	—	403.7
Selling, general and administrative	29.2	0.5	81.3	(6.1)	104.9
Gain on sale of assets to unconsolidated subsidiary	—	—	(157.4)	—	(157.4)
Loss on disposals of property and equipment	—	1.7	7.7	—	9.4
Total costs and expenses	29.2	21.0	1,044.3	(49.1)	1,045.4

Equity in earnings of unconsolidated subsidiary	—	—	0.9	—	0.9

INCOME (LOSS) FROM OPERATIONS	(29.2)	27.7	239.8	—	238.3

OTHER INCOME (EXPENSE):
Interest expense	—	(155.8)	(0.5)	0.6	(155.7)
Interest income	—	3.6	12.4	(0.6)	15.4
Gain on extinguishment of debt	—	1.7	—	—	1.7
Other - net	20.4	(20.4)	(0.4)	—	(0.4)
Total other income (expense) - net	20.4	(170.9)	11.5	—	(139.0)

INCOME (LOSS) BEFORE INCOME TAXES	(8.8)	(143.2)	251.3	—	99.3
Provision (benefit) for income taxes	—	(330.1)	34.8	321.9	26.6
Equity in earnings of consolidated subsidiaries, net of tax	81.5	151.4	—	(232.9)	—

NET INCOME	$72.7	$338.3	$216.5	$(554.8)	$72.7

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Year ended December 31, 2016
(In millions)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUE	$—	$40.4	$1,836.9	$(34.1)	$1,843.2

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	12.2	795.1	(29.1)	778.2
Depreciation and amortization	—	19.2	382.7	1.0	402.9
Selling, general and administrative	28.5	5.4	74.2	(6.0)	102.1
Loss on disposals of property and equipment	—	0.9	7.8	—	8.7
Material charges and other operating items	—	—	32.9	—	32.9
Total costs and expenses	28.5	37.7	1,292.7	(34.1)	1,324.8

INCOME (LOSS) FROM OPERATIONS	(28.5)	2.7	544.2	—	518.4

OTHER INCOME (EXPENSE):
Interest expense	—	(155.5)	(4.1)	4.1	(155.5)
Interest income	—	5.1	2.8	(4.1)	3.8
Loss on extinguishment of debt	—	(31.2)	—	—	(31.2)
Other - net	21.2	(21.2)	(9.9)	—	(9.9)
Total other income (expense) - net	21.2	(202.8)	(11.2)	—	(192.8)

INCOME (LOSS) BEFORE INCOME TAXES	(7.3)	(200.1)	533.0	—	325.6
Provision (benefit) for income taxes	—	46.9	(6.7)	(35.2)	5.0
Equity in earnings (losses) of consolidated subsidiaries, net of tax	327.9	(17.2)	—	(310.7)	—

NET INCOME (LOSS)	$320.6	$(264.2)	$539.7	$(275.5)	$320.6

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Year ended December 31, 2015
(In millions)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUE	$—	$60.0	$2,133.4	$(56.4)	$2,137.0

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	15.0	1,028.5	(50.4)	993.1
Depreciation and amortization	—	19.5	370.4	1.5	391.4
Selling, general and administrative	26.2	5.4	91.7	(7.5)	115.8
(Gain) loss on disposals of property and equipment	—	0.9	(8.6)	—	(7.7)
Gain on litigation settlement	—	—	—	—	—
Material charges and other operating items	—	—	337.3	—	337.3
Total costs and expenses	26.2	40.8	1,819.3	(56.4)	1,829.9

INCOME (LOSS) FROM OPERATIONS	(26.2)	19.2	314.1	—	307.1

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	—	(145.3)	(22.8)	22.8	(145.3)
Interest income	0.8	22.1	1.0	(22.8)	1.1
Loss on extinguishment of debt	—	(1.5)	—	—	(1.5)
Other - net	22.3	(22.0)	(4.0)	—	(3.7)
Total other income (expense) - net	23.1	(146.7)	(25.8)	—	(149.4)

INCOME (LOSS) BEFORE INCOME TAXES	(3.1)	(127.5)	288.3	—	157.7
Provision for income taxes	—	32.9	48.6	(17.1)	64.4
Equity in earnings (losses) of consolidated subsidiaries, net of tax	96.4	(128.5)	—	32.1	—

NET INCOME (LOSS)	$93.3	$(288.9)	$239.7	$49.2	$93.3

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
Year ended December 31, 2017
(In millions)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME	$72.7	$338.3	$216.5	$(554.8)	$72.7

OTHER COMPREHENSIVE LOSS:
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income (loss), net of income taxes	(33.3)	(33.3)	—	33.3	(33.3)
Net reclassification adjustment for amounts recognized in net income as a component of net periodic benefit cost, net of income taxes	11.4	11.4	—	(11.4)	11.4
				—
	(21.9)	(21.9)	—	21.9	(21.9)

COMPREHENSIVE INCOME	$50.8	$316.4	$216.5	$(532.9)	$50.8

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
Year ended December 31, 2016
(In millions)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME (LOSS)	$320.6	$(264.2)	$539.7	$(275.5)	$320.6

OTHER COMPREHENSIVE INCOME:
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income (loss), net of income taxes	(5.1)	(5.1)	—	5.1	(5.1)
Net reclassification adjustment for amounts recognized in net income (loss) as a component of net periodic benefit cost, net of income taxes	7.4	7.4	—	(7.4)	7.4

	2.3	2.3	—	(2.3)	2.3

COMPREHENSIVE INCOME (LOSS)	$322.9	$(261.9)	$539.7	$(277.8)	$322.9

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
Year ended December 31, 2015
(In millions)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME (LOSS)	$93.3	$(288.9)	$239.7	$49.2	$93.3

OTHER COMPREHENSIVE INCOME:
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income (loss), net of income taxes	7.0	7.0	—	(7.0)	7.0
Net reclassification adjustment for amounts recognized in net income (loss) as a component of net periodic benefit cost, net of income taxes	13.8	13.8	—	(13.8)	13.8

	20.8	20.8	—	(20.8)	20.8

COMPREHENSIVE INCOME (LOSS)	$114.1	$(268.1)	$239.7	$28.4	$114.1

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2017
(In millions)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$0.2	$206.3	$1,125.6	$—	$1,332.1
Receivables - trade and other	—	1.2	211.6	—	212.8
Prepaid expenses and other current assets	0.3	10.7	4.5	—	15.5
Total current assets	0.5	218.2	1,341.7	—	1,560.4

Property and equipment - gross	—	241.9	8,592.0	—	8,833.9
Less accumulated depreciation and amortization	—	121.4	2,159.8	—	2,281.2
Property and equipment - net	—	120.5	6,432.2	—	6,552.7

Investments in consolidated subsidiaries	5,401.1	6,253.5	—	(11,654.6)	—
Due from affiliates	0.2	680.0	11.5	(691.7)	—
Long-term note receivable from unconsolidated subsidiary	—	—	270.2	—	270.2
Investment in unconsolidated subsidiary	—	—	30.9	—	30.9
Other assets	—	5.2	7.6	31.3	44.1
	$5,401.8	$7,277.4	$8,094.1	$(12,315.0)	$8,458.3

CURRENT LIABILITIES:
Accounts payable - trade	$0.7	$12.9	$83.6	$—	$97.2
Deferred revenue	—	—	1.1	—	1.1
Accrued liabilities	0.1	95.6	63.4	—	159.1
Total current liabilities	0.8	108.5	148.1	—	257.4

Long-term debt, less current portion	—	2,510.3	—	—	2,510.3
Due to affiliates	11.2	11.4	669.1	(691.7)	—
Other liabilities	3.8	261.2	28.6	—	293.6
Deferred income taxes - net	(0.1)	182.7	10.9	(182.6)	10.9
Shareholders' equity	5,386.1	4,203.3	7,237.4	(11,440.7)	5,386.1
	$5,401.8	$7,277.4	$8,094.1	$(12,315.0)	$8,458.3

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2016
(In millions)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$3.7	$532.0	$719.8	$—	$1,255.5
Receivables - trade and other	—	1.8	299.5	—	301.3
Prepaid expenses and other current assets	0.3	12.9	10.3	—	23.5
Total current assets	4.0	546.7	1,029.6	—	1,580.3

Property and equipment - gross	—	631.0	8,469.8	—	9,100.8
Less accumulated depreciation and amortization	—	273.8	1,767.0	—	2,040.8
Property and equipment - net	—	357.2	6,702.8	—	7,060.0

Investments in consolidated subsidiaries	5,115.8	6,054.6	—	(11,170.4)	—
Due from affiliates	0.4	437.2	64.2	(501.8)	—
Other assets	—	5.6	29.7	—	35.3
	5,120.2	7,401.3	7,826.3	(11,672.2)	8,675.6

CURRENT LIABILITIES:
Current portion of long-term debt	—	126.8	—	—	126.8
Accounts payable - trade	0.4	22.4	71.5	—	94.3
Deferred revenue	—	0.1	103.8	—	103.9
Accrued liabilities	0.3	107.4	51.1	—	158.8
Total current liabilities	0.7	256.7	226.4	—	483.8

Long-term debt, less current portion	—	2,553.4	—	—	2,553.4
Due to affiliates	0.4	63.9	437.5	(501.8)	—
Other liabilities	5.2	283.9	49.7	—	338.8
Deferred income taxes - net	—	582.1	139.3	(535.7)	185.7
Shareholders' equity	5,113.9	3,661.3	6,973.4	(10,634.7)	5,113.9
	$5,120.2	$7,401.3	$7,826.3	$(11,672.2)	$8,675.6

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2017
(In millions)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(10.0)	$(11.3)	$336.2	$(15.1)	$299.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(18.3)	(82.3)	—	(100.6)
Deposit on purchase of rigs	—	—	(7.7)	—	(7.7)
Investment in unconsolidated subsidiary	—	—	(30.0)	—	(30.0)
Contributions to unconsolidated subsidiary for note receivable	—	—	(357.7)	—	(357.7)
Proceeds from sale of assets to unconsolidated subsidiary	—	—	357.7	—	357.7
Repayments of note receivable from unconsolidated subsidiary	—	—	87.5	—	87.5
Proceeds from disposals of property and equipment	—	1.0	2.3	—	3.3
Investments in consolidated subsidiaries	—	32.6	—	(32.6)	—

Net cash provided by (used in) investing activities	—	15.3	(30.2)	(32.6)	(47.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (to) from affiliates	12.2	(159.7)	147.5	—	—
Distributions to issuer	—	—	(32.6)	32.6	—
Reductions of long-term debt	—	(170.0)	—	—	(170.0)
Dividends paid	—	—	(15.1)	15.1	—
Shares repurchased for tax withholdings on vesting of restricted share units	(5.7)	—	—	—	(5.7)

Net cash provided by (used in) financing activities	6.5	(329.7)	99.8	47.7	(175.7)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3.5)	(325.7)	405.8	—	76.6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3.7	532.0	719.8	—	1,255.5

CASH AND CASH EQUIVALENTS, END OF PERIOD	$0.2	$206.3	$1,125.6	$—	$1,332.1

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2016
(In millions)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATIING ACTIVITIES	$(6.4)	$(82.8)	$1,101.3	$(106.5)	$905.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(44.5)	(73.1)	—	(117.6)
Proceeds from disposals of property and equipment	—	0.4	5.8	—	6.2
Collections on note receivable from consolidated subsidiary	—	689.7	—	(689.7)	—
Investments in consolidated subsidiaries	(0.2)	(80.6)	—	80.8	—

Net cash provided by (used in) investing activities	(0.2)	565.0	(67.3)	(608.9)	(111.4)

CASH FLOWS FROM FINANCING ACTIVITES:
Advances (to) from affiliates	(2.0)	58.2	(53.0)	(3.2)	—
Contributions from parent/issuer	—	—	80.8	(80.8)	—
Proceeds from borrowings	—	500.0	—	—	500.0
Reductions of long-term debt	—	(511.8)	(689.7)	689.7	(511.8)
Dividends paid	—	—	(109.7)	109.7	—
Debt issue costs	—	(8.7)	—	—	(8.7)
Shares repurchased for tax withholdings on vesting of restricted share units	(5.0)	—	—	—	(5.0)
Excess tax benefits from share-based compensation	—	2.6	—	—	2.6

Net cash provided by (used in) financing activities	(7.0)	40.3	(771.6)	715.4	(22.9)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13.6)	522.5	262.4	—	771.3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17.3	9.5	457.4	—	484.2

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3.7	$532.0	$719.8	$—	$1,255.5

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2015
(In millions)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6.3)	$4.7	$1,047.1	$(47.4)	$998.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(23.2)	(699.7)	—	(722.9)
Proceeds from disposals of property and equipment	—	2.9	16.5	—	19.4
Advances on note receivable from consolidated subsidiary	—	(481.3)	—	481.3	—
Collections on note receivable from consolidated subsidiary	36.6	503.5	—	(540.1)	—
Investments in consolidated subsidiaries	0.2	(37.7)	—	37.5	—

Net cash provided by (used in) investing activities	36.8	(35.8)	(683.2)	(21.3)	(703.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (to) from affiliates	(7.4)	89.9	(80.9)	(1.6)	—
Contributions from parent/issuer	—	—	37.5	(37.5)	—
Proceeds from borrowings	—	220.0	481.3	(481.3)	220.0
Reductions of long-term debt	—	(317.9)	(540.1)	540.1	(317.9)
Dividends paid	(50.5)	—	(49.0)	49.0	(50.5)
Shares repurchased for tax withholdings on vesting of restricted share units	(1.2)	—	—	—	(1.2)

Net cash used in financing activities	(59.1)	(8.0)	(151.2)	68.7	(149.6)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28.6)	(39.1)	212.7	—	145.0
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45.9	48.6	244.7	—	339.2

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17.3	$9.5	$457.4	$—	$484.2

NOTE 18 – RELATED PARTIES
On October 17, 2017 the Company entered into a series of agreements with Saudi Aramco to form a joint venture, ARO. In connection with these transactions the Company has a number of relationships which are related party in nature. See Note 1 and Note 3 for a description of the Company's relationship with ARO and the related party transactions that have resulted from the commencement of this joint venture.
Mr. Tore Sandvold is a director of the Company and a director of Schlumberger, a provider of equipment and services to the Company. The Company has engaged in transactions in the ordinary course of business with Schlumberger totaling $20.9 million and $28.4 million in 2017 and 2016, respectively, for the purchase of equipment and services. At December 31, 2017, the Company had a payable to Schlumberger of $8.3 million. These transactions were on an arm’s-length basis and Mr. Sandvold was not involved in such transactions in any way.
NOTE 19 – SUBSEQUENT EVENT
On January 5, 2018, the Company purchased two 2013 Le Tourneau Super 116E jack-up rigs, the P-59 and P-60, which were both delivered new into service in 2013, in a public auction from a subsidiary of Petroleo Brasileiro S.A. (“Petrobras”). The purchase price was $38.5 million per unit, or an aggregate $77.0 million, of which $7.7 million was paid as a deposit in December 2017. As previously reported on the Company's Current Report on Form 8-K dated May 11, 2017, Rowan was the high bidder in a Petrobras public auction with a bid price of $30.0 million per rig. Rowan's bid was not accepted by Petrobras; however, after negotiations, both parties agreed to the revised price.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited quarterly financial data for each full quarter within the two most recent years follows (in millions except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017:
Revenue	$374.3	$320.2	$291.6	$296.7
Income (loss) from operations	77.8	26.1	(7.0)	141.4
Net income (loss)	10.3	(28.7)	(20.9)	112.0
Basic earnings (loss) per share	0.08	(0.23)	(0.17)	0.89
Diluted earnings (loss) per share	0.07	(0.23)	(0.17)	0.89

2016:
Revenue	$500.2	$611.9	$379.4	$351.8
Income from operations	167.4	276.2	33.6	41.2
Net income (loss)	122.8	216.7	5.5	(24.4)
Basic earnings (loss) per share	0.98	1.73	0.04	(0.19)
Diluted earnings (loss) per share	0.98	1.72	0.04	(0.19)
The sum of the per-share amounts for the quarters may not equal the per-share amounts for the full year due to differences in the computation of weighted average shares for the quarters and full year.
Income from operations in the fourth quarter of 2017 included a $157.4 million gain on the disposal of rig assets as a result of the sale of three rigs: the JP Bussell, the Bob Keller and the Gilbert Rowe and related assets to ARO in October 2017.
Income from operations in the third quarter 2016 included a $34.3 million noncash impairment charge to reduce the carrying values of five jack-up drilling units, partially offset by a $1.4 million reversal of an estimated liability for settlement of a withholding tax matter during a tax amnesty period which was related to a legal settlement for a 2014 termination of a contract for refurbishment work on the Rowan Gorilla III. Payment of such withholding taxes during the tax amnesty period resulted in the waiver of applicable penalties and interest.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act ("ICFR"). Our internal control system was designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations, and therefore can only provide reasonable assurance with respect to financial statement preparation and presentation.
Our management’s assessment is that the Company did maintain effective ICFR as of December 31, 2017, within the context of the Internal Control - Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission, and that the Company did not have a material change in ICFR during the fourth quarter of 2017.
See “Management’s Report on Internal Control over Financial Reporting” included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
Not applicable
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT
The names, positions and ages of the executive officers of the Company as of February 28, 2018, are listed below. Our executive officers are appointed by the Board and serve at the discretion of the Board. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

Name	Position	Age
Thomas P. Burke	President and Chief Executive Officer	50
Stephen M. Butz	Executive Vice President and Chief Financial Officer	46
Mark Mai	Executive Vice President, General Counsel and Company Secretary	53
Dennis Baldwin	Chief Accounting Officer	57
T. Fred Brooks	Executive Vice President, Operations and Engineering	60
Alan Quintero	Senior Vice President, Business Development	54
Kelly McHenry	Chief Executive Officer, ARO	46
Jason Anderson	Vice President, Human Resources	42
Dr. Burke was appointed President and Chief Executive Officer and elected a director of the Company in April 2014. He served as Chief Operating Officer beginning in July 2011 and was appointed President in March 2013. Dr. Burke first joined the Company in December 2009, serving as Chief Executive Officer and President of LeTourneau Technologies until the sale of LeTourneau in June 2011. From 2006 to 2009, Dr. Burke was a Division President at Complete Production Services, an oilfield services company, and from 2004 to 2006, served as its Vice President for Corporate Development.
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
Mr. Mai became Executive Vice President, General Counsel and Company Secretary in May 2017. Prior to joining the Company, he was at Dresser-Rand Group Inc. from October 2007 to August 2015, serving as its Vice President, General Counsel and Secretary. Prior to this time, Mr. Mai served in various roles at Cooper Industries, including Associate General Counsel, Corporate and Litigation, and was a partner at the law firm of Thompson & Knight LLP.
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
Mr. Quintero became Senior Vice President, Business Development in January 2018, after serving as Senior Vice President, Chief Technology Officer since June 2017. Prior to joining the Company, Mr. Quintero served as Senior Vice President at Transocean from 2010 through 2015 overseeing Operations, Asset Management, and Major Capital Projects. He also served in various management roles at Atwood Oceanics from 1993 through 2010, where he ended as Senior Vice President with responsibilities over Operations, Technical Services, Supply Chain, Projects, Quality Assurance, and Maintenance. Immediately prior to joining Rowan, Mr. Quintero was a Partner at Trenegy Incorporated, a management consulting firm.

Mr. McHenry was appointed Chief Executive Officer of ARO Drilling upon its inception in May 2017. Prior to this time, Mr. McHenry managed Rowan’s Middle East and Southeast Asia operations for 10 years. He served Rowan most recently as Vice President, Drilling Operations from 2013 to 2017 and in several other key operations management positions from 2004 through 2013. Mr. McHenry has more than 27 years of experience in the drilling industry.

Mr. Anderson became Vice President, Human Resources in May 2017, after serving as Senior Director, Human Resources since March 2016. He previously served in several key human resources and compliance positions since joining the Company in May 2007. Prior to this time, Mr. Anderson served in various audit and consulting roles.

Information concerning our directors will appear in our proxy statement for the 2018 annual general meeting of shareholders to be filed pursuant to Regulation 14A of the Exchange Act (Regulation 14A) on or before April 30, 2018 under the caption “Election of Directors.” Such information is incorporated herein by reference.

Information concerning our Audit, Compensation and Nominating Committees will appear in our proxy statement for the 2018 annual general meeting of shareholders under the caption “Board of Directors Information.”  Such information is incorporated herein by reference. Our committee charters and corporate governance guidelines are available on our website, www.rowan.com.
Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in our proxy statement for the 2018 annual general meeting of shareholders under the caption “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.
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
ITEM 11.  EXECUTIVE COMPENSATION
Information concerning director and executive compensation will appear in our proxy statement for the 2018 annual general meeting of shareholders under the captions “Non-Executive Director Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation.” Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of management will appear in our proxy statement for the 2018 annual general meeting of shareholders under the caption “Security Ownership of Management and Certain Beneficial Owners.”  Such information is incorporated herein by reference.
The business address of all directors is the principal executive offices of the Company as set forth on the cover page of this Form 10-K.

Equity Compensation Plan Information
The following table provides information about our ordinary shares that may be issued under equity compensation plans as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	454,946	$17.08	8,548,953
Equity compensation plans not approved by security holders	—	—	—
Total	454,946	$17.08	8,548,953

(1)	The number of securities to be issued includes (i) 454,946 options and no shares issuable under outstanding SARs (see note (2) below).

(2)
The weighted-average exercise price in column (b) is based on (i) 454,946 shares under outstanding options with a weighted average exercise price of $17.08 per share, and (ii) no shares of stock that would be issuable in connection with 1,028,532 SARs outstanding at December 31, 2017.  The number of shares issuable under SARs is equal in value to the excess of the Company’s share price on the date of exercise over the exercise price. The number of shares issuable under SARs included in column (a) was based on a December 31, 2017 closing stock price of $15.66 and a weighted-average exercise price of $31.03 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning director and executive related party transactions will appear in our proxy statement for the 2018 annual general meeting of shareholders within the section and under the captions “Corporate Governance - Director Independence” and “Corporate Governance - Related Party Transaction Policy.” Such information is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item is included in the proxy statement for the 2018 annual general meeting of shareholders under the caption “Audit Committee Report - Approval of Fees.” Such information is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)  Index to Financial Statements, Financial Statement Schedules and Exhibits
(1) Financial Statements
See Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K for a list of financial statements filed as a part of this report.

(2) Financial Statement Schedules

SCHEDULE II
ROWAN COMPANIES PLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE THREE YEARS ENDED DECEMBER 31, 2017

		Additions
	Balance at				Balance at
	Beginning	Charged to			End of
Description	of Period	Expense, Net	Adjustments	Deductions	Period
	(In millions)
Year Ended December 31, 2017:
Valuation allowance of deferred tax assets	$889.8	$—	$—	$(19.9)	$869.9
Year Ended December 31, 2016:
Valuation allowance of deferred tax assets	$128.3	$761.5	$—	$—	$889.8
Year Ended December 31, 2015:
Valuation allowance of deferred tax assets	$22.3	$106.0	$—	$—	$128.3
For the year ended December 31, 2017, management has assessed the need for continued valuation allowances on deferred tax assets. The changes to the valuation allowance balance is discussed in Note 12 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
For the year ended December 31, 2016, management assessed negative and positive evidence and determined the need to establish a valuation allowance against the Luxembourg deferred tax assets of $747 million as discussed in Note 12 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
For the year ended December 31, 2015, an additional valuation allowance of $62 million on the U.S. 2014 and prior years’ deferred tax assets and an additional valuation allowance of $43 million on the U.S. 2015 deferred tax assets has been recorded in 2015 to recognize only the portion of the deferred tax assets that is more likely to be realized.
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
(3) Exhibits
Unless otherwise indicated below as being incorporated by reference to another filing of the Company with the Securities and Exchange Commission, each of the following exhibits is filed herewith:

vª2.1
Rowan Asset Transfer and Contribution Agreement dated November 21, 2016 between Rowan Rex Limited and Saudi Aramco Development Company, incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-5491).

2.2
Amendment No. 1 to Rowan Asset Transfer and Contribution Agreement, dated 17 October 2017, by and between Saudi Aramco Development Company, Rowan Rex Limited and Saudi Aramco Rowan Offshore Drilling Company, incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on October 19, 2017 (File No. 1-5491).

vª2.3
Saudi Aramco Asset Transfer and Contribution Agreement dated November 21, 2016 between Rowan Rex Limited and Saudi Aramco Development Company, incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-5491).

2.4
Amendment No. 1 to Saudi Aramco Asset Transfer and Contribution Agreement, dated 17 October 2017, by and between Saudi Aramco Development Company, Rowan Rex Limited and Saudi Aramco Rowan Offshore Drilling Company, incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed on October 19, 2017 (File No. 1-5491).

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

*10.1	2005 Rowan Companies, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed May 10, 2005 (File No. 1-5491).
*10.2	Form of Non-Employee Director 2005 Restricted Stock Unit Grant, incorporated by reference to Exhibit 10c to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).
*10.3	Form of Non-Employee Director 2006 Restricted Stock Unit Grant, incorporated by reference to Exhibit 10d to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).
*10.4
Form of 2005 Rowan Companies, Inc. Long-Term Incentive Plan Restricted Stock Grant Agreement, incorporated by reference to Exhibit 10e to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).

*10.5	Form of 2005 Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10f to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).
*10.6
Form of 2005 Rowan Companies, Inc. Long-Term Incentive Plan Performance Share Award Agreement, incorporated by reference to Exhibit 10g to Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-5491).

*10.7	Form of Change in Control Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed December 21, 2007 (File 1-5491).
*10.8	Form of Change in Control Supplement, incorporated by reference to Exhibit 10.2 to Form 8-K filed December 21, 2007 (File 1-5491).
10.9
Form of Indemnification Agreement between Rowan Companies, Inc. and each of its directors and certain officers, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 2, 2009 (File No. 1-5491).

*10.10
Restoration Plan of Rowan Companies, Inc. (as amended and restated effective January 1, 2013), incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-5491).

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

*10.13
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

*10.15
Form of Restricted Share Notice pursuant to the 2009 Rowan Companies, Inc. Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).

*10.16
Form of Non-Employee Director Restricted Share Unit Notice pursuant to 2009 Rowan Companies, Inc. Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 1-5491).

*10.17
Forms of Restricted Share Unit Award Notice, Share Appreciation Right Award Notice and Performance Unit Award Notice pursuant to the 2009 Rowan Companies, Inc. Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2013 (File No. 1-5491).

*10.18	Deed of Assumption dated May 4, 2012, executed by the Company, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).
*10.19	Form of Supplement to Change in Control Agreement, incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).
10.20	Form of Deed of Indemnity of the Company, incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on May 4, 2012 (File No. 1-5491).
*10.21	Retirement Policy of Rowan Companies, Inc., effective March 6, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 8, 2013 (File No. 1-5491).
*10.22	2013 Rowan Companies plc Incentive Plan (effective April 26, 2013), incorporated by reference to Annex A to the Company’s proxy statement filed on March 13, 2013 (File No. 1-5491).
*10.23
Form of Employee Restricted Share Unit Notice pursuant to the 2013 Rowan Companies plc Incentive Plan (effective April 26, 2013), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2013 (File No. 1-5491).

*10.24
Form of Share Appreciation Right Notice pursuant to the 2013 Rowan Companies plc Incentive Plan (effective April 26, 2013), incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 30, 2013 (File No. 1-5491).

*10.25
Form of Performance Unit Award Notice pursuant to Annex 2 to the 2013 Rowan Companies plc Incentive Plan (effective April 26, 2013), incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 30, 2013 (File No. 1-5491).

*10.26
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

*10.28
Amendment to Rowan Companies Incentive Plans, effective as of April 25, 2014, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 1, 2014 (File No. 1-5491).

10.29
Extension Agreement and Amendment No. 2 dated effective January 25, 2016 to the Amended and Restated Credit Agreement dated January 23, 2014, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2016 (File No. 1-5491).

*10.30	Summary of the Company’s Annual Incentive Plan, incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-5491).
*10.31	Amendment to 2013 Rowan Companies plc Incentive Plan, incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on May 1, 2014 (File No. 1-5491).
*10.32	Form of Non-Employee Director Restricted Share Award Notice, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 2, 2016 (File No. 1-5491).
*10.33	Retention Bonus Letter for T. Fred Brooks, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 11, 2016 (File No. 1-5491).
❖10.34
Shareholders’ Agreement dated 21 November 2016 (G) between Saudi Aramco Development Company and Rowan Rex Limited Relating to the Offshore Drilling Joint Venture, incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-5491).

*10.35	Forms of Retention Award Notices, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on February 24, 2017 (File No. 1-5491).
*10.36	Amended and Restated 2013 Rowan Companies plc Incentive Plan, incorporated by reference to Exhibit I to the Company's proxy statement filed on March 31, 2017 (File No. 1-5491).
10.37
Form of Share Repurchase Contract and Form of Rule 10b5-1 Repurchase Plan, incorporated by reference to Exhibits II and III, respectively, to the Company's proxy statement filed on March 31, 2017 (File No. 1-5491).

*10.38
Forms of Restricted Share Unit Award Notice and Performance Unit Award Notice, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K file on February 24, 2017 (File No. 1-5491).

*10.39	Form of non-Employee Director Non-Deferred Restricted Share Unit Notice, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K file on May 25, 2017 (File No. 1-05491).
*10.40	Form of Letter Agreement to Retention Award Agreement, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 30, 2018 (File No. 1-5491).
²21	Subsidiaries of the Registrant.
²23	Consent of Independent Registered Public Accounting Firm.
²24	Power of Attorney.
²31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
²31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
²32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
²32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
²101.INS	XBRL Instance Document.
²101.SCH	XBRL Taxonomy Extension Schema Document.
²101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
²101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
²101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
²101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
__________

*	Executive compensatory plan or arrangement.
²	Filed herewith.
❖	Confidential Information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to this omitted information.
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

Date: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ THOMAS P. BURKE	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018
(Thomas P. Burke)

/s/ STEPHEN M. BUTZ	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2018
(Stephen M. Butz)

/s/ DENNIS S. BALDWIN	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
(Dennis S. Baldwin)

/s/ WILLIAM E. ALBRECHT	Chairman of the Board	February 28, 2018
(William E. Albrecht)

/s/ THOMAS R. HIX	Director	February 28, 2018
(Thomas R. Hix)

/s/ JACK B. MOORE	Director	February 28, 2018
(Jack B. Moore)

/s/ SUZANNE P. NIMOCKS	Director	February 28, 2018
(Suzanne P. Nimocks)

/s/ THIERRY PILENKO	Director	February 28, 2018
(Thierry Pilenko)

/s/ JOHN J. QUICKE	Director	February 28, 2018
(John J. Quicke)

/s/ TORE I. SANDVOLD	Director	February 28, 2018
(Tore I. Sandvold)

/s/ CHARLES L. SZEWS	Director	February 28, 2018
(Charles L. Szews)