Form 10-Q
period 2018-03-31
ROWAN COMPANIES PLC
filed 2018-05-01
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

The number of Class A ordinary shares, $0.125 par value, outstanding at Tuesday, April 24, 2018, was 126,897,121, which excludes 1,219,614 shares held by an affiliated employee benefit trust.

FORWARD-LOOKING STATEMENTS
Statements contained in this quarterly report on Form 10-Q (this "Quarterly Report"), including in the documents incorporated by reference herein, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will," "forecast," "potential," "outlook," "scheduled," "predict," "will be," "will continue," "will likely result," and similar words and specifically include statements regarding expected financial and operating performance; dividend payments; share repurchases or repayment of debt; business strategies; expected utilization, day rates, revenue, operating expenses, contract terms, contract backlog and fleet status; benefits of our joint venture with Saudi Aramco; capital expenditures; tax rates and positions; impairments; insurance coverages; access to financing and funding sources, including borrowings under our credit facility; the availability, delivery, mobilization, contract commencement, relocation or other movement of rigs and the timing thereof; construction, enhancement, upgrade or repair and costs and timing thereof; the suitability of rigs for future contracts; general market, business and industry conditions, trends and outlook; rig demand; future operations; the impact of increasing regulatory requirements; divestiture of selected assets; expense management; the likely outcome of legal proceedings; the impact of competition and consolidation in the industry; the timing of acquisitions, dispositions and other business transactions; customer financial position; and commodity prices. Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

•	prices of oil and natural gas and industry expectations about future prices and impacts of regional or global financial or economic downturns;

•	changes in the offshore drilling market, including fluctuations in worldwide rig supply and demand, competition or technology, including as a result of delivery of newbuild drilling units;

•
variable levels of drilling activity and expenditures in the energy industry, whether as a result of actions by OPEC, global capital markets and liquidity, application of alternate energy sources, prices of oil and natural gas or otherwise, which may result in decreased demand and/or cause us to idle or stack, sell or scrap additional rigs;

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

•	regulatory, legislative or permitting requirements affecting drilling operations and other compliance obligations in the areas in which we operate;

•	tax matters, including our effective tax rates, tax positions, results of audits, tax disputes, changes in tax laws, treaties and regulations, tax assessments and liabilities for taxes;

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

•
economic volatility and political, legal and tax uncertainties following the June 23, 2016 vote in the U.K. to exit from the European Union ("Brexit") and any subsequent referendum in Scotland to seek independence from the U.K.;

•	other important factors described from time to time in the reports filed by us with the SEC and the NYSE.
Should one or more of these risks or uncertainties materialize or should our underlying assumptions prove incorrect, actual results may vary materially from those indicated.
All forward-looking statements contained in this Quarterly Report speak only as of the date of this report and are expressly qualified in their entirety by such factors.  We undertake no obligation to update or revise publicly any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events, except as required by applicable law.
Other relevant factors are included in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2017.

GLOSSARY OF TERMS
The following frequently used abbreviations or acronyms are used in this Quarterly Report as defined below:

Abbreviation/Acronym	Definition
2017 Notes	The Company's 5% Senior Notes due 2017
2019 Notes	The Company's 7.875% Senior Notes due 2019
2022 Notes	The Company's 4.875% Senior Notes due 2022
2024 Notes	The Company's 4.75% Senior Notes due 2024
2025 Notes	The Company's 7.375% Senior Notes due 2025
2042 Notes	The Company's 5.4% Senior Notes due 2042
2044 Notes	The Company's 5.85% Senior Notes due 2044
ARO	Saudi Aramco Rowan Offshore Drilling Company
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of directors of the Company
Company Compensation Committee	Compensation committee of the board of directors of the Company
EBT	Employee benefit trust of the Company
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
IRS	U.S. Internal Revenue Service
NYSE	The New York Stock Exchange
OPEC	Organization of Petroleum Exporting Countries
P-Units	Performance Units
RCI	Rowan Companies Inc., a subsidiary of the Company
Revolving Credit Facility	The Company's revolving credit facility, which matures in January 2021
Rowan plc	Rowan Companies plc
RSUs	Restricted Share Units
SARs	Share Appreciation Rights
Saudi Aramco	Saudi Arabian Oil Company
SEC	The United States Securities and Exchange Commission
Senior Notes	The 2019 Notes, 2022 Notes, 2024 Notes, 2025 Notes, 2042 Notes and 2044 Notes, collectively
Subject Notes	The 2017 Notes, 2019 Notes, 2022 Notes and the 2024 Notes, collectively
TSR	Total Shareholder Return
U.K.	United Kingdom
U.S.	United States
U.S. Tax Act	2017 Tax Cuts and Jobs Act
US GAAP	Accounting principles generally accepted in the United States of America
US GOM	United States Gulf of Mexico
USD	U.S. Dollar

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2018	2017
		(As adjusted)
REVENUE	$211.2	$374.3

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	157.4	171.3
Depreciation and amortization	97.9	99.1
Selling, general and administrative	25.6	24.2
Loss on disposals of property and equipment	1.3	3.4
Total costs and expenses	282.2	298.0

Equity in losses of unconsolidated subsidiary	(1.3)	—

INCOME (LOSS) FROM OPERATIONS	(72.3)	76.3

OTHER INCOME (EXPENSE):
Interest expense	(38.5)	(39.6)
Interest income	6.9	2.0
Loss on extinguishment of debt	—	(0.2)
Other - net	(2.2)	1.5
Total other (expense) - net	(33.8)	(36.3)

INCOME (LOSS) BEFORE INCOME TAXES	(106.1)	40.0
Provision for income taxes	6.2	29.7

NET INCOME (LOSS)	$(112.3)	$10.3

NET INCOME (LOSS) PER SHARE - BASIC	$(0.89)	$0.08

NET INCOME (LOSS) PER SHARE - DILUTED	$(0.89)	$0.07

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended March 31,
	2018	2017
		(As adjusted)
NET INCOME (LOSS)	$(112.3)	$10.3

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustment for amounts recognized in net income (loss) as a component of net periodic benefit cost, net of income tax expense of $0.7 and $0.5 for the three months ended March 31, 2018 and 2017, respectively.	2.8	0.9

COMPREHENSIVE INCOME (LOSS)	$(109.5)	$11.2
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,214.1	$1,332.1
Receivables - trade and other	202.8	212.8
Prepaid expenses and other current assets	15.3	15.5
Total current assets	1,432.2	1,560.4

PROPERTY AND EQUIPMENT:
Drilling equipment	8,792.3	8,697.8
Other property and equipment	137.1	136.1
Property and equipment - gross	8,929.4	8,833.9
Less accumulated depreciation and amortization	2,375.4	2,281.2
Property and equipment - net	6,554.0	6,552.7

Long-term note receivable from unconsolidated subsidiary	270.0	270.2

Investment in unconsolidated subsidiary	29.6	30.9

Other assets	42.2	44.1
	$8,328.0	$8,458.3

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$93.4	$97.2
Deferred revenue	4.4	1.1
Accrued liabilities	139.7	159.1
Total current liabilities	237.5	257.4

Long-term debt	2,510.5	2,510.3
Other liabilities	286.0	293.6
Deferred income taxes - net	10.8	10.9
Commitments and contingent liabilities (Note 6)

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value; 128.1 and 128.1 shares issued, respectively; 126.9 and 126.3 shares outstanding, respectively	16.0	16.0
Additional paid-in capital	1,488.3	1,488.6
Retained earnings	4,048.5	4,109.7
Cost of 1.2 and 1.8 treasury shares, respectively	(7.9)	(9.3)
Accumulated other comprehensive loss	(261.7)	(218.9)
Total shareholders' equity	5,283.2	5,386.1
	$8,328.0	$8,458.3
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Shares outstanding	Class A ordinary shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance, January 1, 2017	125.5	$16.0	$1,471.7	$3,830.4	$(7.2)	$(197.0)	$5,113.9
Net shares issued (acquired) under share-based compensation plans	0.6	—	(3.2)	—	(2.1)	—	(5.3)
Share-based compensation	—	—	5.4	—	—	—	5.4
Adoption of new accounting standard	—	—	—	206.6	—	—	206.6
Retirement benefit adjustments, net of tax expense of $0.5	—	—	—	—	—	0.9	0.9
Net income	—	—	—	10.3	—	—	10.3
Balance, March 31, 2017	126.1	$16.0	$1,473.9	$4,047.3	$(9.3)	$(196.1)	$5,331.8

Balance, January 1, 2018	126.3	$16.0	$1,488.6	$4,109.7	$(9.3)	$(218.9)	$5,386.1
Net shares issued (acquired) under share-based compensation plans	0.6	—	(4.8)	—	1.4	—	(3.4)
Share-based compensation	—	—	4.5	—	—	—	4.5
Adoption of new accounting standards (see Note 1)	—	—	—	51.1	—	(45.6)	5.5
Retirement benefit adjustments, net of tax expense of $0.7	—	—	—	—	—	2.8	2.8
Net loss	—	—	—	(112.3)	—	—	(112.3)
Balance, March 31, 2018	126.9	$16.0	$1,488.3	$4,048.5	$(7.9)	$(261.7)	$5,283.2
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2018	2017
		(As adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(112.3)	$10.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	97.9	99.1
Equity in losses of unconsolidated subsidiary	1.3	—
Deferred income taxes	0.1	16.8
Provision for pension and other postretirement benefits	3.2	2.5
Cash loss on extinguishment of debt	—	0.3
Share-based compensation expense	4.3	6.8
Loss on disposals of property and equipment	1.3	3.4
Other	6.0	0.2
Changes in current assets and liabilities:
Receivables - trade and other	8.8	(22.2)
Prepaid expenses and other current assets	0.2	(1.2)
Accounts payable	0.6	3.4
Accrued income taxes	(4.1)	2.3
Other current liabilities	(7.9)	(17.1)
Other postretirement benefit claims paid	(0.5)	(0.9)
Contributions to pension plans	(5.6)	(5.9)
Deferred revenue	3.0	(6.3)
Net changes in other noncurrent assets and liabilities	(7.4)	(9.7)
Net cash provided by (used in) operating activities	(11.1)	81.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(35.4)	(30.9)
Purchase of rigs	(70.8)	—
Repayments of note receivable from unconsolidated subsidiary	1.3	—
Proceeds from disposals of property and equipment	1.3	0.1
Net cash used in investing activities	(103.6)	(30.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reductions of long-term debt	—	(128.0)
Shares repurchased for tax withholdings on vesting of restricted share units	(3.3)	(5.3)
Net cash used in financing activities	(3.3)	(133.3)

DECREASE IN CASH AND CASH EQUIVALENTS	(118.0)	(82.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,332.1	1,255.5
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,214.1	$1,173.2
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies
Rowan Companies plc, a public limited company incorporated under the laws of England and Wales, is a global provider of offshore contract drilling services to the oil and gas industry, with a focus on high-specification and harsh-environment jack-up rigs and ultra-deepwater drillships. As of March 31, 2018, the Company operated in three segments: Deepwater, Jack-ups and ARO, the Company's 50/50 joint venture with Saudi Aramco. The Deepwater segment includes four ultra-deepwater drillships. The Jack-ups segment is composed of 23 self-elevating jack-up rigs and includes the impact of the various arrangements with ARO (see Note 3). ARO owns a fleet of five self-elevating jack-up rigs for operation in the Arabian Gulf for Saudi Aramco. The Company contracts its drilling rigs, related equipment and work crews primarily on a day-rate basis in markets throughout the world, currently including the US GOM, U.K. and Norwegian sectors of the North Sea, the Middle East and Trinidad.
The financial statements included in this Quarterly Report are presented in USD and include the accounts of Rowan plc and its direct and indirect subsidiaries. Unless the context otherwise requires, the terms “Rowan,” and “Company” are used to refer to Rowan plc and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
The financial statements included in this Quarterly Report have been prepared in accordance with US GAAP and the applicable rules and regulations of the SEC. Certain information and notes have been condensed or omitted as permitted by those rules and regulations. The financial information included in this report is unaudited, but management believes the accompanying financial statements contain all adjustments, which are of a normal recurring nature unless otherwise noted, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), which sets forth a global standard for revenue recognition and replaces most existing industry-specific guidance. ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASC 606, effective January 1, 2018, utilizing the modified retrospective approach and applied ASC 606 to all outstanding revenue contracts.
In adopting ASC 606, the Company's revenue recognition differs from its historical revenue recognition pattern primarily as it relates to demobilization revenue. Such revenue, which was recognized upon completion of a contract under legacy accounting, is now estimated at contract inception and recognized over the term of the contract under the new guidance for customer contracts that have unconstrained demobilization provisions. Upon adoption of this standard as of January 1, 2018, the Company recognized a $5.5 million credit to retained earnings related to unconstrained demobilization provisions. Subsequently, during the first quarter of 2018, the Company received a $5.5 million cash payment for such demobilization related to one of the Company's contracts. The adoption of this standard did not have an impact on our statement of operations or statement of cash flows.
Typical contractual arrangements
The Company contracts its drilling rigs, related equipment and work crews primarily on a “day rate” basis. Under day rate contracts, the Company generally receives a fixed amount per day for each day it is performing drilling or related services. In addition, customers may pay all or a portion of the cost of moving equipment and personnel to and from the well site. Contracts generally range in duration from one month to multiple years or alternatively may be based on a set number of wells. Both duration types can include additional option periods at the discretion of the customer which can be at a set price or may be determined upon exercise of the option. The contractual day rate generally varies based on the status of the drilling operations and generally includes an operating rate, move rate, repair rate, force majeure, standby rate, or other fixed type of day rate specified in the contract. Other fees may be stipulated in the contract related to mobilization and demobilization of the rig, upfront preparation and/or upgrades, penalties, performance bonuses and reimbursements for third party charges or requested modifications. Termination clauses are also specified and generally allow the customer to cancel for lack of performance by the contractor with no related fee or for convenience for an early termination fee, typically calculated as a standby rate multiplied by the days remaining in the firm term in the contract often reduced by a specified percentage.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Performance obligations and transaction price
Customers generally contract for a comprehensive agreement to provide integrated services to operate a rig and drill a well. Drillers are seen by the operator as the overseer of all services and are compensating the driller to provide that entire suite of services. In identifying performance obligations, ASC 606 series guidance states that a contract may contain a single performance obligation composed of a series of distinct goods or services if 1) each distinct good or service is substantially the same and would meet the criteria to be a performance obligation satisfied over time and 2) each distinct good or service is measured using the same method as it relates to the satisfaction of the overall performance obligation. The Company determined that the delivery of day rate drilling services is within the scope of the series guidance as both criteria noted above are met. Specifically, 1) each distinct increment of service (i.e. hour available to drill) that the driller promises to transfer represents a performance obligation that would meet the criteria for recognizing revenue over time, and 2) the driller would use the same method for measuring progress toward satisfaction of the performance obligation for each distinct increment of service in the series.
Consideration for activities that are not distinct within the scope of our contracts, such as mobilization, demobilization and upgrade/modification, and do not align with a distinct time increment within the contract term are allocated across the single performance obligation and are recognized over the expected recognition period in proportion to the passage of each hour available to drill. Consideration for activities which align with a distinct time increment within the contract term is recognized in the period when the services are performed.

The transaction price for a drilling contract is based on the amount of consideration the Company expects to be entitled for providing drilling services over the specified term and includes both fixed amounts and unconstrained variable amounts. Typically, at contract commencement, the only fixed/known consideration components of a drilling contract are negotiated lump-sum amounts to be received for reimbursement of costs incurred for mobilization, demobilization (where it is contractually guaranteed) and/or rig modifications or upgrades. The Company estimates variable consideration using the expected value method and includes the amount in transaction price to the extent it is not constrained. Variable consideration is generally constrained if it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is subsequently resolved.
Recognition of revenue
Drilling services are consumed as the services are performed and generally enhance a well site which the customer/operator controls. Work performed on a well site does not create an asset with an alternative use to the contractor since the well/asset being worked on is owned by the customer. Therefore, the Company’s measure of progress for a drilling contract is hours available to drill over the contracted duration. This unit of measure is representative of an output method as described in ASC 606. The following chart details the types of fees found in a typical drilling contract and the related recognition method under ASC 606:

Fee type	Revenue Recognition
Day rate	Recognition is based on the day rates earned/invoiced as it relates to the level of service provided for each fractional-hour throughout the contract.
Mobilization and upgrade/modification	Revenue (both lump-sum and day rate amounts) is estimated at contract inception and included in the transaction price to be recognized over the expected recognition period.
Demobilization
Unconstrained demobilization revenue (both lump-sum and day rate amounts) is estimated at contract inception, included in the transaction price, and recognized over the expected recognition period in proportion to the passage of each hour available to drill.

Bonuses and penalty
Unconstrained bonus and/or penalty revenue is estimated at contract inception and included in the transaction price. Amounts are recognized in the period corresponding to the distinct hourly increment(s) of service provided (i.e. the specific period which the bonus or penalty relates to).

Reimbursement	Recognized (gross of costs incurred), at the point the product or service is consumed, and in the amount billed to the customer .
Future performance obligation and financing arrangements
Due to the recognition of day rate, as described above, the Company's primary future promised service relates to unconstrained demobilization. Under ASC 606 the Company recognizes unconstrained demobilization revenue over the life of the contract whereas in a typical drilling contract the demobilization, and the resulting cash payment for demobilization, does not occur until the end of the contract. At March 31, 2018, the Company did not have any unconstrained demobilization revenue. We have applied

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the optional exemption afforded in ASU No. 2014-09 and have not disclosed the variable consideration related to the estimated future day rate revenues. Additionally, the Company did not recognize any demobilization revenue into income during the three months ended March 31, 2018. However, upon adoption of this standard as of January 1, 2018, the Company recognized a $5.5 million credit to retained earnings related to unconstrained demobilization provisions. Subsequently, during the first quarter of 2018, the Company received a $5.5 million cash payment for such demobilization related to one of the Company's contracts.
Under ASC 606, a significant financing component may exist, regardless of whether the promise is explicitly stated or implied by the payment terms stipulated in a contract, where there is a separation between the timing of services provided and the timing of payment in contracts with terms exceeding one year. Generally, a typical drilling contract stipulates for billings on a monthly basis and payment terms vary by contract and customer but are customarily paid within 90 days. It is rare for a drilling contract to explicitly address a financing component and payments of up-front fees correspond to cash outlays which Rowan must undertake in order to complete a given drilling contract.
Recently Adopted Accounting Pronouncements - In addition to Revenue from Contracts with Customers (ASC 606) (see "Revenue Recognition" above), the Company has recently adopted the following accounting pronouncements:
Statement of Cash Flows - In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (ASC 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight cash flow classification issues with the objective of reducing differences in practice. As of January 1, 2018, the Company adopted this guidance on a retrospective basis with no material impact on its condensed consolidated financial statements.
Statement of Cash Flows Restricted Cash - In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (ASC 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents in the statement of cash flows. The changes in restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees with the amount shown on the statement of cash flows. Details on the nature and amounts of restricted cash should also be disclosed. As of January 1, 2018, the Company adopted this guidance on a retrospective basis with no impact on its condensed consolidated financial statements.
Other Income - In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASU 2017-05”), which clarifies the scope of the original guidance within Subtopic 610-20 that was issued in connection with ASU 2014-09, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. ASU 2017-05 also adds guidance for partial sales of nonfinancial assets. As of January 1, 2018, the Company adopted this guidance on a modified retrospective basis concurrently with ASC 606. This adoption had no impact on the Company's condensed consolidated financial statements.
Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost - In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (ASC 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Entities will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement.  The ASU also allows only the service cost component to be eligible for capitalization. As of January 1, 2018, the Company adopted this guidance on a retrospective basis with no material impact on its condensed consolidated financial statements.
Accumulated Other Comprehensive Income – In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (ASC 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. As permitted under this ASU, the Company elected early adoption of this ASU as of January 1, 2018 and recorded a $45.6 million increase to Retained earnings as a reclassification from Accumulated other comprehensive income. The stranded tax effects are for the U.S. income tax rate reduction recognized in the Consolidated Statement of Operations for the year ended December 31, 2017 for the deferred tax asset associated with employee benefit plans.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

New Accounting Pronouncements - to be adopted
Lease Accounting – In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842): Amendments to the FASB ASC, which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity's leasing arrangements. Based on current guidance, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including a number of optional practical expedients that entities may elect to apply. However, in January 2018, the FASB issued an exposure draft which allows for an option to apply the guidance prospectively, instead of retrospectively, and allows for other classification provisions, as described below. ASC 842 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Under the updated accounting standards, the Company has preliminarily determined that its drilling contracts contain a lease component, and the adoption, therefore, will require that the Company separately recognize revenue associated with the lease and services components. However, in January 2018, the FASB issued an exposure draft which discussed a practical expedient which would allow companies to combine lease and non-lease components where the revenue recognition pattern is the same and where the combination of the service and lease component would be considered an operating lease. Based on proceedings within the FASB, it is anticipated that the FASB will issue an ASU related to this exposure draft during the second quarter of 2018. With respect to the applicability to the drilling industry of the practical expedients, the Company has and will continue to consult with its peers in the International Association of Drilling Contractors Accounting Sub-committee ("IADC Accounting Sub-committee") to evaluate any accounting standard updates issued as a result of the exposure draft for the applicability of this practical expedient to its drilling contracts.
The adoption of ASC 842 will have an impact on how the Company's consolidated balance sheets, statements of operations, cash flows, and disclosures contained in its notes to consolidated financial statements will be presented; however, because the Company is currently evaluating the impact of the new exposure draft, it is unable to quantify the overall impact at this time. As a lessee, estimated future minimum lease commitments are approximately $40 million with an estimated present value of approximately $30 million based on the Company's currently identified lease portfolio. The Company will continue to refine its estimate, which is subject to change at the adoption date of ASC 842.
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
Note 2 – Contract Assets and Contract Liabilities
Costs incurred for mobilization, upfront modifications/upgrades and contract preparation are direct costs incurred to fulfill contracts and are expensed over the expected recognition period. Such costs are deferred and recorded as contract assets or contract liabilities.
The following table sets forth contract assets (mobilization and upgrade/modification costs) and contract liabilities (mobilization and upgrade/modification revenue) on the Condensed Consolidated Balance Sheets as of March 31, 2018 (in millions):

	Balance Sheet Classification	March 31, 2018	December 31, 2017
Contract assets
Current	Prepaid expenses and other current assets	$3.3	$2.8
Noncurrent	Other assets	—	—
		$3.3	$2.8

Contract liabilities
Current	Deferred revenue	$4.4	$1.1
Noncurrent	Other liabilities	0.3	0.5
		$4.7	$1.6

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Presented in the table below are the changes in contract assets (mobilization and upgrade/modification costs) during the three months ended March 31, 2018 (in millions):

March 31, 2018
Deferred mobilization and upgrade/modification costs
Beginning balance	$2.8
Plus: contractual additions	3.3
Less: amortization	2.8
Ending deferred mobilization and upgrade/modification costs	$3.3
Presented in the table below are the changes in contract liabilities (mobilization and upgrade/modification revenue) during the three months ended March 31, 2018 (in millions):

March 31, 2018
Deferred mobilization and upgrade/modification revenue
Beginning balance	$1.6
Plus: contractual additions	3.7
Less: amortization	0.6
Ending deferred mobilization and upgrade/modification revenue	$4.7

No impairment losses were recognized on contract assets during the three months ended March 31, 2018.
Note 3 – Equity Method Investments and Variable Interest Entities
On November 21, 2016, Rowan and Saudi Aramco, through their subsidiaries, entered into a Shareholders’ Agreement to create a 50/50 joint venture, known as ARO. ARO commenced operations on October 17, 2017, and owns, manages and operates offshore drilling units in Saudi Arabia. The Company accounts for its interest in ARO using the equity method of accounting and only recognizes its portion of equity earnings in the Company's condensed consolidated financial statements. ARO is a variable interest entity; however, the Company is not the primary beneficiary and therefore does not consolidate ARO. The Company's judgment regarding the level of influence over ARO included considering key factors such as: each company's ownership interest, representation on the board of managers of ARO, ability to direct activities that most significantly impact ARO's economic performance, as well as the ability to influence policy-making decisions.
Summarized financial information
Summarized financial information for ARO, as derived from ARO's financial statements, is as follows (in millions):

Three months ended March 31, 2018
Revenue	$58.3
Direct operating costs (excluding items below)	33.4
Depreciation and amortization	16.6
Selling, general and administrative	6.4
Loss on disposals of property and equipment	0.1
Income from Operations	1.8
Interest expense	(5.6)
Benefit for income taxes	(1.2)
Net loss	$(2.6)

Rowan's Equity in losses from ARO	$(1.3)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	March 31, 2018	December 31, 2017
Current assets	$121.0	$108.6
Non-current assets	456.5	459.7
Total assets	$577.5	$568.3

Current liabilities	$43.4	$29.2
Non-current liabilities	542.7	545.1
Total liabilities	$586.1	$574.3
Related party transactions
In connection with the establishment of ARO the Company signed an Asset Transfer and Contribution Agreement. As part of this agreement the Company contributed cash to ARO of $357.7 million in exchange for a 10-year shareholder note receivable from ARO, initially totaling $357.7 million, at a stated interest rate of LIBOR plus two percent. As of March 31, 2018 and December 31, 2017, the outstanding amount for this shareholder note receivable was $270.0 million and $271.3 million, consisting of $270.0 million and $270.2 million, respectively, included in Long-term note receivable from unconsolidated subsidiary on the Company's Condensed Consolidated Balance Sheets. In addition, at December 31, 2017, the Company had a current portion of shareholder note receivable of $1.1 million, which was included in Receivables - trade and other on the Company's Condensed Consolidated Balance Sheets. Interest related to this note is being recognized as a part of Interest Income in the Company's Condensed Consolidated Statement of Operations and totaled approximately $2.8 million for the three months ended March 31, 2018. At March 31, 2018, the Company had an interest receivable from ARO of $1.9 million which is included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.
In conjunction with the establishment of ARO, the Company entered into a series of agreements with ARO including: a Transition Services Agreement and a Secondment Agreement. Pursuant to these agreements the Company, or its seconded employees, will provide various services to ARO, and in return, the Company is to be provided remuneration for those services. From time to time Rowan may sell equipment or supplies to ARO. Revenue and other amounts recognized related to these agreements and transactions is as follows (in millions):

Three months ended March 31, 2018
Secondment Revenue - Jack-ups	$13.0
Transition Services Revenue - Unallocated	9.0
Sales of supplies - Jack-ups	1.3
Total Revenue received from ARO	$23.3

Proceeds from equipment sales to ARO (a)	$1.2

(a) A $0.6 million loss was recognized in Loss on disposals of property and equipment on the Condensed Consolidated Statement of Operations. $1.2 million is included in Receivables - trade and other for the $1.2 million purchase price proceeds.

Total accounts receivable from ARO totaled approximately $23.5 million and $17.3 million as of March 31, 2018 and December 31, 2017, respectively, and are included in Receivables - trade and other on the Condensed Consolidated Balance Sheets.
The Company also entered into a Rig Management Agreement pursuant to which ARO provides certain rig management services for Rowan's rigs while they are contracted with Saudi Aramco and the Company compensates ARO for the services in which they provide to Rowan. For the three months ended March 31, 2018, the Company recognized $10.6 million in Direct operating cost in the Condensed Consolidated Statements of Operations related to these rig management services. Additionally, ARO may sell equipment or supplies to Rowan or purchase such for Rowan, in which case ARO is provided reimbursement. For the three months ended March 31, 2018, the Company recognized $1.4 million in Direct operating cost in the Condensed Consolidated Statements of Operations related to these transactions.
Accounts payable to ARO totaled approximately $11.1 million and $10.8 million as of March 31, 2018 and December 31, 2017, respectively.
The following summarizes the total assets and liabilities as reflected in the Company's Condensed Consolidated Balance Sheets as well as the Company's maximum exposure to loss related to ARO (in millions). Generally, the Company's maximum exposure

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

to loss is limited to its 1) equity investment in the joint venture, 2) outstanding note receivable and 3) any amounts payable to the Company for services it provides to the joint venture, reduced by payables for services which the Company owes to ARO.

	March 31, 2018	December 31, 2017
Total assets	$325.0	$319.5
Total liabilities	11.1	10.8
Maximum exposure to loss	$313.9	$308.7
Note 4 – Earnings Per Share
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
A reconciliation of net income for diluted income per share is set forth below (in millions):

	Three months ended March 31,
	2018	2017
Net income (loss)	$(112.3)	$10.3
Income allocated to non-vested share awards	—	(0.9)
Net income - adjusted for income allocated to non-vested share awards	$(112.3)	$9.4

A reconciliation of shares for basic and diluted income per share is set forth below (in millions):

	Three months ended March 31,
	2018	2017
Average common shares outstanding	126.5	125.7
Effect of dilutive securities - share-based compensation	—	1.7
Average shares for diluted computations	126.5	127.4
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

	Three months ended March 31,
	2018	2017
Share options and appreciation rights	1.5	1.5
Nonvested restricted shares and restricted share units	4.6	1.4
Total potentially dilutive shares	6.1	2.9
Note 5 – Pension and Other Postretirement Benefits
The Company provides defined-benefit pension, health care and life insurance benefits upon retirement for certain full-time employees.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of net periodic pension cost were as follows (dollars in millions):

	Three months ended March 31,
	2018	2017
Service cost	$2.7	$4.0
Interest cost (1)	6.3	6.3
Expected return on plan assets (1)	(9.4)	(9.4)
Amortization of net loss (1)	7.8	5.7
Amortization of prior service credit (1)	(1.2)	(1.2)
Net periodic pension cost	$6.2	$5.4

(1) Included in Other - net on the Condensed Consolidated Statements of Operations
The components of net periodic cost of other postretirement benefits were as follows (dollars in millions):

	Three months ended March 31,
	2018	2017
Service cost	$—	$—
Interest cost (1)	0.1	0.2
Amortization of net loss (1)	0.2	0.2
Amortization of prior service credit (1)	(3.3)	(3.3)
Total other postretirement benefit cost	$(3.0)	$(2.9)

(1) Included in Other - net on the Condensed Consolidated Statements of Operations
During the three months ended March 31, 2018, the Company contributed $6.1 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $21.2 million for the remainder of 2018.
Note 6 – Commitments and Contingent Liabilities
Letters of credit – The Company periodically employs letters of credit in the normal course of its business and had outstanding letters of credit of approximately $7.3 million at March 31, 2018, of which $5.0 million were issued under the Company's Revolving Credit Facility.
Joint venture funding obligations – Each of Rowan and Saudi Aramco have agreed to take all steps necessary to ensure that ARO purchases at least 20 new build jack-up rigs ratably over 10 years once Saudi Aramco's joint venture to manufacture rigs commences operations. The first rig is expected to be delivered as early as 2021. The partners intend that the newbuild jack-up rigs will be financed out of available cash from operations and/or funds available from third party debt financing. The parties agreed that Saudi Aramco as a customer will provide drilling contracts to ARO in connection with the acquisition of the new rigs, which contracts could be used as security for third party debt financing if needed. If cash from operations or financing is not available to fund the cost of the newbuild jack-up rig, each partner is obligated to contribute funds, in the form of additional shareholder loans, to purchase such rigs, over time of up to a maximum amount of $1.25 billion per partner in the aggregate for all 20 newbuild jack-up rigs, which total investment amount is subject to a reduction formula as rigs are delivered. Further, no shareholder will be required to fund the delivery of more than three rigs during any twelve (12) month period.
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
The gross unrecognized tax benefits excluding penalties and interest are $103 million and $102 million as of March 31, 2018 and December 31, 2017, respectively. If the March 31, 2018, net unrecognized tax benefits excluding penalties and interest were recognized, this would favorably impact the Company's tax provision by $41 million.
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
In addition to the legal proceedings described above, the Company is vigorously contesting a claim by a former agent in the Middle East for compensation associated with the Company's termination of the agent's services. In February 2018, the agent made a demand for approximately $45 million, which the Company believes is without merit. The Company is making payments pursuant to its agreements with the agent and has an accrual for the Company's best estimate of the potential liability. Because of the current uncertainty of the basis for the claim and the application of which law may apply to resolving the dispute, the amount of the accrual may be different from the amount of the ultimate liability.
Note 7 – Share-Based Compensation
On February 27, 2018, the Company granted RSUs to employees for annual incentive awards pursuant to its long-term incentive plan with a grant-date fair value aggregating $16.6 million which will be recognized as compensation expense over a weighted-average period of 2.7 years from the grant date. The awards vest ratably over three years except to the extent they may vest earlier under the Company's retirement policy.
Additionally, on February 27, 2018, the Company granted to certain members of management P-Units that have a target value of $100 per unit. The amount ultimately earned is determined by the Company’s absolute TSR performance and relative TSR performance as measured against a group of companies selected by the Company Compensation Committee, over a three-year period ending December 31, 2020. The amount earned could range from zero to $200 per unit depending on the Company's performance. Twenty-five percent of the P-Units’ value is determined by the Company’s absolute TSR performance and relative TSR ranking for each one-year period ended December 31, 2018, 2019, and 2020 and 25% of the P-Units’ value is determined by the Company's absolute TSR performance and relative TSR ranking for the three-year period ended December 31, 2020. P-Units cliff vest and payment is made, if any, on the third anniversary following the grant date. Any employee who terminates employment with the Company prior to the third anniversary for any reason other than retirement will not receive any payment with respect to P-Units unless approved by the Company Compensation Committee. Settlement of the P-Units granted may be in cash, shares or a combination thereof, at the Company Compensation Committee's discretion.
Fair value for P-units are estimated using the Monte Carlo simulation model, which considers the probabilities of the Company’s absolute TSR performance and TSR ranking at the end of each performance period, and the amount of the payout at each rank to determine the probability-weighted expected payout. The Company uses liability accounting to account for the P-Units. Compensation is recognized on a straight-line basis over a maximum period of three years from the grant date and is adjusted for changes in fair value through the end of the performance period.
Liabilities for estimated P-Unit obligations at March 31, 2018, for 2018 grants and prior, included $3.5 million and $8.4 million classified as current and noncurrent, respectively, compared to $11.5 million and $10.5 million, respectively, at December 31, 2017. Current and noncurrent estimated P-Unit liabilities are included in Accrued liabilities, and Other liabilities, respectively, in the Condensed Consolidated Balance Sheets.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At March 31, 2018, estimated unrecognized compensation cost related to nonvested share-based compensation arrangements totaled approximately $62.7 million, which is expected to be recognized as compensation expense over a remaining weighted-average period of 1.8 years.
Note 8 – Fair Value Measurements
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

		Estimated fair value measurements
	Fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
March 31, 2018:
Assets - cash equivalents	$1,205.3	$1,205.3	$—	$—
Other assets (Egyptian Pounds)	2.1	2.1	—	—
Other assets (Angolan Kwanza)	3.4	3.4	—	—

December 31, 2017:
Assets - cash equivalents	$1,332.1	$1,332.1	$—	$—
Other assets (Egyptian Pounds)	2.2	2.2	—	—
Other assets (Angolan Kwanza)	4.3	4.3	—	—
At March 31, 2018, and December 31, 2017, the Company held Egyptian pounds in the amount of $2.1 million and $2.2 million, respectively, which are classified as Other assets on the Condensed Consolidated Balance Sheets. The Company ceased drilling operations in Egypt in 2014, and is currently working to obtain access to the funds for use outside Egypt to the extent they are not utilized.
Given stricter foreign currency exchange controls in Angola, the Company determined in May 2017 that its previous method of converting Angola Kwanza to USD is likely no longer feasible. As a result, at March 31, 2018 and December 31, 2017, the Company classified its Angolan Kwanza USD equivalent balance of $3.4 million and $4.3 million, respectively, as non-current assets in Other assets on the Condensed Consolidated Balance Sheets. Currently, the Company considers the amounts to be recoverable and will continue to evaluate options to convert the Angolan Kwanza to USD.
Trade receivables and trade payables, which are required to be measured at fair value, have carrying values that approximate their fair values due to their short maturities.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Fair Value Measurements
Financial instruments not required to be measured at fair value consist of the Company’s publicly traded debt securities. The Company’s publicly traded debt securities had a carrying value of $2.511 billion at March 31, 2018, and an estimated fair value at that date aggregating $2.134 billion, compared to a carrying and fair value of $2.510 billion and $2.262 billion, respectively, at December 31, 2017. Fair values of the Company's publicly traded debt securities were provided by a broker who makes a market in such securities and were measured using a market-approach valuation technique, which is a Level 2 fair value measurement.
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
Revenue and receivables from transactions with external customers that amount to 10% or more of revenue during the three months ended March 31 are set forth below:

Percentage of revenue from major customers:

		Three months ended March 31,
Customer	Segment	2018	2017
Saudi Aramco	Jack-ups	35%	25%
Anadarko	Deepwater	24%	13%
ARO Drilling (1)	Jack-ups and Unallocated and other	11%	—%
Lundin	Jack-ups	10%	7%
Repsol	Jack-ups	1%	15%
Cobalt International	Deepwater	—%	15%

(1) Includes Secondment and Transition Services revenue received from ARO (see Note 3).
Percentage of receivables from major customers:

Customer	Segment	March 31, 2018	December 31, 2017
Saudi Aramco	Jack-ups	41%	34%
Anadarko	Deepwater	19%	19%
ARO Drilling (1)	Jack-ups and Unallocated and other	13%	9%
Lundin	Jack-ups	8%	7%
Repsol	Jack-ups	3%	5%
Cobalt International	Deepwater	—%	—%

(1) Includes receivables related to the services provided to ARO (see Note 3).
Note 9 – Shareholders' Equity
Reclassifications from Accumulated Other Comprehensive Loss – The following table sets forth the significant amounts reclassified out of each component of accumulated other comprehensive loss and their effect on net income (loss) for the period

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions):

	Three months ended March 31,
	2018	2017
Amounts recognized as a component of net periodic pension and other postretirement benefit cost:
Amortization of net loss	$(8.0)	$(5.9)
Amortization of prior service credit	4.5	4.5
Total before income taxes	(3.5)	(1.4)
Income tax benefit	0.7	0.5
Total reclassifications for the period, net of income taxes	$(2.8)	$(0.9)
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
Note 10 – Other Financial Statement Disclosures
Accounts Receivable – The following table sets forth the components of Receivables - trade and other (in millions):

	March 31, 2018	December 31, 2017
Trade	$187.8	$195.8
Income tax	8.0	8.0
Other	7.0	9.0
Total Receivables - trade and other	$202.8	$212.8
Accrued Liabilities – The following table sets forth the components of Accrued liabilities (in millions):

	March 31, 2018	December 31, 2017
Pension and other postretirement benefits	$22.1	$27.0
Compensation and related employee costs	45.6	69.0
Interest	40.9	32.0
Income taxes	12.0	15.4
Other	19.1	15.7
Total Accrued liabilities	$139.7	$159.1

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-term Debt – Long-term debt consisted of the following (in millions):

	March 31, 2018	December 31, 2017
7.875% Senior Notes, due August 2019 ($201.4 million principal amount; 8.0% effective rate)	$200.9	$200.9
4.875% Senior Notes, due June 2022 ($620.8 million principal amount; 4.7% effective rate)	624.4	624.6
4.75% Senior Notes, due January 2024 ($398.1 million principal amount; 4.8% effective rate)	396.0	395.9
7.375% Senior Notes, due June 2025 ($500 million principal amount; 7.4% effective rate)	497.6	497.5
5.4% Senior Notes, due December 2042 ($400 million principal amount; 5.4% effective rate)	395.2	395.1
5.85% Senior Notes, due January 2044 ($400 million principal amount; 5.9% effective rate)	396.4	396.3
Total carrying value	$2,510.5	$2,510.3
Revolving Credit Facility
Availability under the Revolving Credit Facility is $1.50 billion through January 23, 2019, declining to $1.44 billion through January 23, 2020, and to approximately $1.29 billion through the maturity in 2021. As of March 31, 2018, no amounts were outstanding and $5.0 million in letters of credit had been issued under the Revolving Credit Facility leaving remaining availability of $1.495 billion.
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
The Revolving Credit Facility requires the Company to maintain a total debt-to-capitalization ratio of less than or equal to 60%. The Company's consolidated debt to total capitalization ratio at March 31, 2018, was 32%. Additionally, the Revolving Credit Facility has customary restrictive covenants that, including others, restrict the Company's ability to incur certain debt and liens, enter into certain merger and acquisition agreements, sell, transfer, lease or otherwise dispose of all or substantially all of the Company's assets and substantially change the character of the Company's business from contract drilling.
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
The Senior Notes are fully and unconditionally guaranteed on a senior and unsecured basis by Rowan plc (see Note 12).
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
Other provisions of the Company's debt agreements limit the ability of the Company to create liens that secure debt, engage in sale and leaseback transactions, merge or consolidate with another company and, in the event of noncompliance, restrict investment activities and asset purchases and sales, among other things. The Company was in compliance with its debt covenants at March 31, 2018.
Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $17.0 million and $15.9 million at March 31, 2018 and 2017, respectively.
On January 5, 2018, the Company purchased two 2013 Le Tourneau Super 116E jack-up rigs, the Bess Brants and Earnest Dees, formerly, P-59 and P-60, respectively, which were both delivered new into service in 2013, in a public auction from a subsidiary of Petroleo Brasileiro S.A. (“Petrobras”). The purchase price was $38.5 million per unit, or an aggregate $77.0 million, of which $7.7 million was paid as a deposit in December 2017. The remaining balance of $69.3 million as well as $1.5 million in transaction costs were paid in January 2018.
Income Taxes– In accordance with US GAAP for interim reporting, the Company has historically estimated its full-year effective tax rate and applied this rate to ordinary income or loss for the reporting period. The Company has determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate this historical method would not provide reliable results for the quarter ended March 31, 2018. Therefore, a discrete year-to-date method of reporting was used for the quarter ended March 31, 2018. The Company provides for income taxes based upon the tax laws and rates in effect in the countries in which it conducts operations. The amounts of the provisions are impacted by such laws and rates and the availability of deductions, credits and other benefits in each of the various jurisdictions. Overall effective tax rate may therefore vary considerably from quarter to quarter and from year to year based on the actual or projected location of operations, levels of income, intercompany gains or losses, and other factors.
On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the U.S. Tax Act. The U.S. Tax Act significantly changes U.S. corporate income tax laws including but not limited to reducing the U.S. corporate income tax rate from 35% to 21%, requiring a one-time transition tax on mandatory deemed repatriation of certain unremitted non-U.S. earnings as of December 31, 2017, and changing how non-U.S. subsidiaries are taxed in the U.S. as of January 1, 2017. The Company is applying the guidance in accordance with the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118") that allows provisional estimates for the tax effects of the U.S. Tax Act. As of March 31, 2018, the Company is still in the process of gathering data and completing its analysis on the U.S. Tax Act that includes the one-time transition tax, U.S. tax on non-U.S. subsidiaries, related net operating losses and valuation allowance, and have made no change with respect to the provisional amounts recorded. The provisional estimates will be finalized within one year from the date of enactment as allowed under SAB 118.

The effective tax rate for the three months ended March 31, 2018 was (5.9)% as a result of tax expense on pre-tax loss, compared to 74.2% as a result of a tax expense on pre-tax income for the comparable prior-year period ended March 31, 2017.
The Company recognized an income tax provision of $6.2 million for the three months ended March 31, 2018, compared to an income tax provision of $29.7 million for the comparable period of 2017. The decrease of $23.5 million is primarily attributed to the current period estimate using a discrete year-to-date interim reporting method and the impact from the three months ended March 31, 2017 of additional deferred tax expense related to a) restructuring and b) an increase in valuation allowance on Luxembourg deferred tax assets.

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
Note 11 – Segment Information and Disaggregation of Revenue
Prior to ARO commencing operations on October 17, 2017 (see Note 3), the Company operated in two segments: Deepwater and Jack-ups. The Company now operates in three principal operating segments: Deepwater, which consists of its drillship operations, Jack-ups, which is composed of the Company's jack-up operations and results associated with the Company's arrangements with ARO primarily under the Transition Services Agreement (direct operating costs only), Rig Management Agreement and Secondment Agreement (see Note 3), and ARO, the Company's 50/50 joint venture with Saudi Aramco. ARO was formed to own, manage and operate offshore drilling units in Saudi Arabia. These segments provide one primary service – contract drilling. The Company evaluates performance primarily based on income from operations.
Depreciation and amortization and Selling, general and administrative expenses related to the Company's corporate function and other administrative offices have not been allocated to its operating segments for purposes of measuring segment operating income and are included in "Unallocated and other." In addition, revenue and general and administrative costs related to providing transition services to ARO are included in "Unallocated and other" (see Note 3). "Other operating items - expense" consists of, to the extent applicable, gains and losses on asset sales. Segment results are presented below (in millions):

	Three months ended March 31,
	Deepwater	Jack-ups	ARO	Unallocated and other	Reportable segments total	Eliminations and adjustments	Consolidated
2018
Revenue	$52.1	$150.1	$58.3	$9.0	$269.5	$(58.3)	$211.2
Operating expenses:
Direct operating costs (excluding items below)	29.0	128.4	33.4	—	190.8	(33.4)	157.4
Depreciation and amortization	26.9	70.3	16.6	0.7	114.5	(16.6)	97.9
Selling, general and administrative	—	—	6.4	25.6	32.0	(6.4)	25.6
Other operating items - expense	—	1.3	0.1	—	1.4	(0.1)	1.3
Equity in losses of unconsolidated subsidiary	—	—	—	—	—	(1.3)	(1.3)
Income (loss) from operations	$(3.8)	$(49.9)	$1.8	$(17.3)	$(69.2)	$(3.1)	$(72.3)

2017	(As adjusted)
Revenue	$160.7	$213.6	$—	$—	$374.3	$—	$374.3
Operating expenses:
Direct operating costs (excluding items below)	44.9	126.4	—	—	171.3	—	171.3
Depreciation and amortization	28.3	70.1	—	0.7	99.1	—	99.1
Selling, general and administrative	—	—	—	24.2	24.2	—	24.2
Other operating items - expense	—	3.4	—	—	3.4	—	3.4
Income (loss) from operations	$87.5	$13.7	$—	$(24.9)	$76.3	$—	$76.3

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The classifications of revenue among geographic areas in the tables which follow (in millions) were determined based on segment and physical location of assets. Because the Company evaluates performance primarily based on income from operations and the Company’s offshore drilling rigs are mobile, classifications by area are dependent on the rigs’ location at the time revenue is earned and may vary from one period to the next.

	Three months ended March 31,
	2018	2017
Deepwater Revenue:
United States	$52.1	$160.7
Total	$52.1	$160.7

	Three months ended March 31,
	2018	2017
Jack-ups Revenue:
Saudi Arabia	$87.9	$94.2
Norway	38.8	51.2
Trinidad	11.6	41.4
United Kingdom	10.4	15.5
United States	1.4	10.8
Other	—	0.5
Total	$150.1	$213.6

	Three months ended March 31,
	2018	2017
Unallocated and Other Revenue:
Saudi Arabia	$9.0	$—
Total	$9.0	$—

Revenue from the Unallocated and other segment consists of transition services for ARO. Fees for these related services are recognized as the service is performed and billed on a monthly basis.
Note 12 – Guarantees of Registered Securities
Rowan plc and its 100%-owned subsidiary, RCI, have entered into agreements providing for, among other things, the full, unconditional and irrevocable guarantee by Rowan plc of the prompt payment, when due, of any amount owed to the holders of RCI's Senior Notes and amounts outstanding under RCI’s Revolving Credit Facility, if any.
The condensed consolidating financial information that follows is presented on the equity method of accounting in accordance with Rule 3-10 of Regulation S-X in connection with Rowan plc’s guarantee of the Senior Notes and reflects the corporate ownership structure as of March 31, 2018. Financial Information for the three months ended March 31, 2017, has been recast to reflect changes to the corporate ownership structure that occurred in the fourth quarter of 2017. In addition, the Condensed Consolidating Statements of Operations, Condensed Consolidating Statements of Other Comprehensive Income and Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2017, have been adjusted for the adoption of new accounting standards (see Note 1 for additional information).

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Three months ended March 31, 2018
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUE	$—	$1.7	$211.3	$(1.8)	$211.2

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	0.2	157.3	(0.1)	157.4
Depreciation and amortization	—	—	97.9	—	97.9
Selling, general and administrative	7.4	0.3	19.6	(1.7)	25.6
(Gain) loss on disposals of property and equipment	—	(0.1)	1.4	—	1.3
Total costs and expenses	7.4	0.4	276.2	(1.8)	282.2

Equity in losses of unconsolidated subsidiary	—	—	(1.3)	—	(1.3)

INCOME (LOSS) FROM OPERATIONS	(7.4)	1.3	(66.2)	—	(72.3)

OTHER INCOME (EXPENSE):
Interest expense	—	(38.5)	(0.5)	0.5	(38.5)
Interest income	—	1.1	6.3	(0.5)	6.9
Other - net	4.9	(5.4)	(1.7)	—	(2.2)
Total other income (expense), net	4.9	(42.8)	4.1	—	(33.8)

LOSS BEFORE INCOME TAXES	(2.5)	(41.5)	(62.1)	—	(106.1)
Provision for income taxes	—	3.4	7.2	(4.4)	6.2
Equity in earnings (losses) of subsidiaries, net of tax	(109.8)	31.7	—	78.1	—

NET LOSS	$(112.3)	$(13.2)	$(69.3)	$82.5	$(112.3)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Three months ended March 31, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)		RCI (Issuer)		Non-guarantor subsidiaries		Consolidating adjustments	Consolidated
REVENUE	$—		$14.5		$374.5		$(14.7)	$374.3

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—		5.3		179.6		(13.6)	171.3
Depreciation and amortization	—		4.7		94.4		—	99.1
Selling, general and administrative	5.9		(2.1)		21.5		(1.1)	24.2
Loss on disposals of property and equipment	—		0.2		3.2		—	3.4
Total costs and expenses	5.9	—	8.1	—	298.7	—	(14.7)	298.0

INCOME (LOSS) FROM OPERATIONS	(5.9)		6.4		75.8		—	76.3

OTHER INCOME (EXPENSE):
Interest expense	—		(39.6)		(0.1)		0.1	(39.6)
Interest income	—		0.7		1.4		(0.1)	2.0
Loss on extinguishment of debt	—		(0.2)		—		—	(0.2)
Other - net	5.1		(4.8)		1.2		—	1.5
Total other income (expense), net	5.1		(43.9)		2.5		—	(36.3)

INCOME (LOSS) BEFORE INCOME TAXES	(0.8)		(37.5)		78.3		—	40.0
Provision (benefit) for income taxes	—		(10.5)		39.7		0.5	29.7
Equity in earnings of subsidiaries, net of tax	11.1		17.7		—		(28.8)	—

NET INCOME (LOSS)	$10.3		$(9.3)		$38.6		$(29.3)	$10.3

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
Three months ended March 31, 2018
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET LOSS	$(112.3)	$(13.2)	$(69.3)	$82.5	$(112.3)

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustment for amounts recognized in net loss as a component of net periodic benefit cost, net of income taxes	2.8	2.8	—	(2.8)	2.8

COMPREHENSIVE LOSS	$(109.5)	$(10.4)	$(69.3)	$79.7	$(109.5)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
Three months ended March 31, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME (LOSS)	$10.3	$(9.3)	$38.6	$(29.3)	$10.3

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustment for amounts recognized in net income (loss) as a component of net periodic benefit cost, net of income taxes	0.9	0.9	—	(0.9)	0.9

COMPREHENSIVE INCOME (LOSS)	$11.2	$(8.4)	$38.6	$(30.2)	$11.2

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
March 31, 2018
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$0.2	$161.0	$1,052.9	$—	$1,214.1
Receivables - trade and other	—	0.8	202.0	—	202.8
Prepaid expenses and other current assets	0.2	8.1	7.0	—	15.3
Total current assets	0.4	169.9	1,261.9	—	1,432.2

Property and equipment - gross	—	240.1	8,689.3	—	8,929.4
Less accumulated depreciation and amortization	—	123.8	2,251.6	—	2,375.4
Property and equipment - net	—	116.3	6,437.7	—	6,554.0

Investments in consolidated subsidiaries	5,303.9	6,293.3	—	(11,597.2)	—
Due from affiliates	0.2	680.7	9.5	(690.4)	—
Long-term note receivable from unconsolidated subsidiary	—	—	270.0	—	270.0
Investment in unconsolidated subsidiary	—	—	29.6	—	29.6
Other assets	—	4.5	6.5	31.2	42.2
	$5,304.5	$7,264.7	$8,015.2	$(12,256.4)	$8,328.0

CURRENT LIABILITIES:
Accounts payable - trade	$0.4	$15.5	$77.5	$—	$93.4
Deferred revenue	—	—	4.4	—	4.4
Accrued liabilities	—	87.5	52.2	—	139.7
Total current liabilities	0.4	103.0	134.1	—	237.5

Long-term debt	—	2,510.5	—	—	2,510.5
Due to affiliates	17.8	7.7	664.9	(690.4)	—
Other liabilities	3.1	253.8	29.1	—	286.0
Deferred income taxes - net	—	186.8	10.8	(186.8)	10.8
Shareholders' equity	5,283.2	4,202.9	7,176.3	(11,379.2)	5,283.2
	$5,304.5	$7,264.7	$8,015.2	$(12,256.4)	$8,328.0

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2017
(In millions)
(Audited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$0.2	$206.3	$1,125.6	$—	$1,332.1
Receivables - trade and other	—	1.2	211.6	—	212.8
Prepaid expenses and other current assets	0.3	10.7	4.5	—	15.5
Total current assets	0.5	218.2	1,341.7	—	1,560.4

Property and equipment - gross	—	241.9	8,592.0	—	8,833.9
Less accumulated depreciation and amortization	—	121.4	2,159.8	—	2,281.2
Property and equipment - net	—	120.5	6,432.2	—	6,552.7

Investments in consolidated subsidiaries	5,401.1	6,253.5	—	(11,654.6)	—
Due from affiliates	0.2	680.0	11.5	(691.7)	—
Long-term note receivable from unconsolidated subsidiary	—	—	270.2	—	270.2
Investment in unconsolidated subsidiary	—	—	30.9	—	30.9
Other assets	—	5.2	7.6	31.3	44.1
	$5,401.8	$7,277.4	$8,094.1	$(12,315.0)	$8,458.3

CURRENT LIABILITIES:
Accounts payable - trade	$0.7	$12.9	$83.6	$—	$97.2
Deferred revenue	—	—	1.1	—	1.1
Accrued liabilities	0.1	95.6	63.4	—	159.1
Total current liabilities	0.8	108.5	148.1	—	257.4

Long-term debt	—	2,510.3	—	—	2,510.3
Due to affiliates	11.2	11.4	669.1	(691.7)	—
Other liabilities	3.8	261.2	28.6	—	293.6
Deferred income taxes - net	(0.1)	182.7	10.9	(182.6)	10.9
Shareholders' equity	5,386.1	4,203.3	7,237.4	(11,440.7)	5,386.1
	$5,401.8	$7,277.4	$8,094.1	$(12,315.0)	$8,458.3

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2018
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(3.4)	$(41.6)	$33.9	$—	$(11.1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(3.4)	(32.0)	—	(35.4)
Purchase of rigs	—	—	(70.8)	—	(70.8)
Proceeds from disposals of property and equipment	—	0.1	1.2	—	1.3
Repayments of note receivable from unconsolidated subsidiary	—	—	1.3	—	1.3

Net cash used in investing activities	—	(3.3)	(100.3)	—	(103.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (to) from affiliates	6.7	(0.4)	(6.3)	—	—
Shares repurchased for tax withholdings on vesting of restricted share units	(3.3)	—	—	—	(3.3)

Net cash provided by (used in) financing activities	3.4	(0.4)	(6.3)	—	(3.3)

DECREASE IN CASH AND CASH EQUIVALENTS	—	(45.3)	(72.7)	—	(118.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	0.2	206.3	1,125.6	—	1,332.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$0.2	$161.0	$1,052.9	$—	$1,214.1

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1.7)	$73.8	$9.7	$—	$81.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(9.7)	(21.2)	—	(30.9)
Proceeds from disposals of property and equipment	—	—	0.1	—	0.1

Net cash used in investing activities	—	(9.7)	(21.1)	—	(30.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (to) from affiliates	7.2	(166.0)	158.8	—	—
Reductions of long-term debt	—	(128.0)	—	—	(128.0)
Shares repurchased for tax withholdings on vesting of restricted share units	(5.3)	—	—	—	(5.3)

Net cash provided by (used in) financing activities	1.9	(294.0)	158.8	—	(133.3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.2	(229.9)	147.4	—	(82.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3.7	532.0	719.8	—	1,255.5
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3.9	$302.1	$867.2	$—	$1,173.2

ROWAN COMPANIES PLC AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2018, included in this Quarterly Report and with our Annual Report on Form 10-K for the year ended December 31, 2017. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in Item 1A of our Annual Report, as may be updated or supplemented in our subsequent filings with the SEC. See "Forward-Looking Statements."
OVERVIEW
We are a global provider of offshore contract drilling services to the oil and gas industry, with a focus on high-specification and harsh-environment jack-up rigs and ultra-deepwater drillships. The Company currently operates in three segments: Deepwater, Jack-ups and ARO, our 50/50 joint venture with Saudi Aramco. The Deepwater segment includes four ultra-deepwater drillships. The Jack-ups segment is composed of 23 self-elevating jack-up rigs and includes the impact of the various arrangements with ARO (see Note 3 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. The information discussed therein is incorporated by reference into this Part I, Item 2). ARO owns a fleet of five self-elevating jack-up rigs for operation in the Arabian Gulf for Saudi Aramco. Our fleet operates worldwide, including the US GOM, the U.K. and Norwegian sectors of the North Sea, the Middle East and Trinidad.

As of April 18, 2018, the date of our most recent Fleet Status Report, one of our four drillships was under contract in the US GOM. We had three jack-up rigs under contract in the North Sea, seven under contract in the Middle East, three under contract in Trinidad and two under contract in the US GOM. We had four marketed jack-up rigs and three marketed drillships without contracts as well as two cold-stacked jack-up rigs. Additionally, we had two jack-up rigs purchased in January 2018 that have not yet been placed in service for Rowan.
We contract our drilling rigs, related equipment and work crews primarily on a "day rate" basis. Under day rate contracts, we generally receive a fixed amount per day for each day we are performing drilling or related services. In addition, our customers may pay all or a portion of the cost of moving our equipment and personnel to and from the well site. Contracts generally range in duration from one month to multiple years. Unless the context otherwise requires, the terms "Rowan," Rowan plc," "Company," "we," "us" and "our" are used to refer to Rowan plc and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
CURRENT BUSINESS ENVIRONMENT
The broad business environment for offshore drillers continues to be challenging due to an oversupply of both jack-ups and non-harsh environment floaters. Demand has been weak as certain operators have recently focused capital on generally shorter cycle investments such as onshore programs causing downward pressure on utilization and day rates. Despite these challenges, we have seen pockets of improvement in areas such as the harsh environment where there are fewer units capable of operating in these conditions.
Over the past three years, the cancellation and postponement of drilling programs have resulted in significantly reduced demand for offshore drilling services globally. Additionally, the 248 new jack-ups and 164 new floaters that have been delivered since the beginning of the most recent newbuild cycle, which started in early 2006, have exacerbated the supply and demand imbalance. Since the industry downturn, contractors have responded by retiring assets, stacking certain idle equipment and deferring newbuild deliveries.  Since the beginning of 2014, we estimate that approximately 58 jack-ups and 104 floaters have been removed from the total fleet in various forms of attrition. Partly as a result of these actions, overall marketed utilization, for both jack-ups and floaters, appears to have stabilized. However, excessive levels of idle capacity continue to pressure day rates.
Further, as of April 18, 2018, there were 90 additional jack-up rigs on order or under construction worldwide for delivery through 2020 (relative to approximately 326 jack-up rigs currently on contract), and 42 floaters on order or under construction worldwide for delivery through 2021 (relative to approximately 145 floating rigs currently on contract). To our knowledge, none of the jack-up or floater newbuilds have contracts in place. We expect delivery for many of the newbuilds to be deferred until a recovery in demand is visible, and some rigs under construction may eventually be cancelled.
In response to market conditions softening over the past three years, we have reduced day rates on certain drilling contracts, some in exchange for extended contract duration, agreed to certain contract terminations, sold six of our oldest jack-ups, cold-

stacked two of our older jack-ups, and have had as many as six warm stacked jack-ups and three warm stacked ultra-deepwater drillships. As of April 18, 2018, we have two recently purchased jack-ups that have not yet been placed in service as well as four jack-ups and three ultra-deepwater drillships that were marketed and not under contract. We also formed ARO, our joint venture with Saudi Aramco, to enhance our long term competitive position with the world's largest user of jack-up rigs.
While we have seen some recent improvement in contract awards, given the current offshore rig supply and demand dynamics, we expect the marketing environment to remain extremely competitive across the broad offshore rig market for the next few years until a more pronounced recovery in offshore rig demand materializes. Due to the shorter cycle nature of the shallow water markets, we expect jack-up demand to improve in advance of the floater market.
As the market stabilizes and improves, we believe that we are strategically well-positioned to take advantage of the next up-cycle given our financial condition, solid operational reputation, and modern fleet of high-specification and harsh-environment jack-ups and state-of-the-art ultra-deepwater drillships. We continue to focus on adding backlog, operating efficiencies, cost cutting initiatives, upgrade of various systems and data analytics to drive improved drilling performance and predictive maintenance.
RECENT DEVELOPMENTS
On April 30, 2018, we announced that we expect to lease four jack-ups, the EXL I, EXL IV, Bess Brants (formerly, the P-59) and Earnest Dees (formerly, the P-60), to ARO to fulfill four, three-year contracts that are being finalized between Saudi Aramco and ARO.

RESULTS OF OPERATIONS
We analyze the financial results of each of our operating segments. The operating segments presented are consistent with our reportable segments discussed in Note 11 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report.
The following table presents certain key performance indicators by rig classification (5):

	Three months ended March 31,
	2018	2017
Revenue (in millions):
Deepwater
Day rate revenue	$51.7	$159.9
Rebillable revenue (1)	0.4	0.8
Total Deepwater	$52.1	$160.7

Jack-ups
Day rate revenue	$131.8	$210.0
Secondment revenue (1)	13.0	—
Rebillable revenue (1)	3.8	3.4
Miscellaneous revenue (1)	1.5	0.2
Total Jack-ups	$150.1	$213.6

Unallocated
Transition services revenue (1)	$9.0	$—

Total revenue	$211.2	$374.3

Revenue-producing days:
Deepwater	90	270
Jack-ups	949	1,547
Total revenue-producing days	1,039	1,817

Available days: (2)
Deepwater	360	360
Jack-ups	1,710	2,071
Total available days	2,070	2,431

Average day rate (in thousands): (3)
Deepwater	$574.6	$592.1
Jack-ups	$138.9	$135.7
Total fleet	$176.7	$203.5

Utilization: (4)
Deepwater	25%	75%
Jack-ups	56%	75%
Total fleet	50%	75%

(1) Rebillable, secondment, miscellaneous and transition services revenue is excluded from the computation of average day rate.
(2) Available days are defined as the aggregate number of calendar days (excluding days for which a rig is cold-stacked) in the period, or, with respect to new rigs entering service, the number of calendar days in the period from the date the rig was placed in service.

(3) Average day rate is computed by dividing day rate revenue by the number of revenue-producing days, including fractional days. Day rate revenue includes the contractual rates and amounts received in lump sum, such as for rig mobilization or capital improvements, which are amortized over the initial term of the contract. Revenue attributable to reimbursable expenses is excluded from average day rates.
.

(4) Utilization is the number of revenue-producing days, including fractional days, divided by the number of available days.
(5) All revenue and key performance indicators exclude the results from rigs owned by ARO beginning on October 17, 2017, the date the rigs were sold to ARO.

Rig Utilization (4)
The following table sets forth an analysis of time that our rigs were idle or out-of-service as a percentage of available days (which excludes cold-stacked rigs) and time that our rigs experienced operational downtime and are off-rate as a percentage of revenue-producing days:

	Three months ended March 31,
	2018	2017
Deepwater:
Idle (1)	75.0%	25.0%
Out-of-service (2)	—%	—%
Operational downtime (3)	—%	—%

Jack-ups:
Idle (1)	27.7%	17.4%
Out-of-service (2)	15.9%	5.9%
Operational downtime (3)	1.7%	2.6%
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

Three months ended March 31, 2018, compared to three months ended March 31, 2017
A summary of our consolidated results of operations follows (in millions):

	Three months ended March 31,
	2018	2017	Change	% Change
		(As adjusted)
Deepwater:
Revenue	$52.1	$160.7	$(108.6)	(68)%
Operating expenses:
Direct operating costs (excluding items below)	29.0	44.9	(15.9)	(35)%
Depreciation and amortization	26.9	28.3	(1.4)	(5)%
Income (loss) from operations	$(3.8)	$87.5	$(91.3)	n/m

Jack-ups:
Revenue	$150.1	$213.6	$(63.5)	(30)%
Operating expenses:
Direct operating costs (excluding items below)	128.4	126.4	2.0	2%
Depreciation and amortization	70.3	70.1	0.2	—%
Other operating items - expense	1.3	3.4	(2.1)	n/m
Income (loss) from operations	$(49.9)	$13.7	$(63.6)	n/m

ARO:
Revenue	$58.3	$—
Operating expenses:
Direct operating costs (excluding items below)	33.4	—
Depreciation and amortization	16.6	—
Selling, general and administrative	6.4	—
Other operating items - expense	0.1	—
Income from operations	$1.8	$—

Unallocated costs and other:
Revenue	$9.0	$—	$9.0	n/m
Operating expenses:
Depreciation and amortization	0.7	0.7	—	—%
Selling, general and administrative	25.6	24.2	1.4	6%
Loss from operations	$(17.3)	$(24.9)	$7.6	(31)%

“n/m” - not meaningful.

	Three months ended March 31,
	2018	2017	Change	% Change
		(As adjusted)
Reportable segments total:
Revenue	$269.5	$374.3
Operating expenses:
Direct operating costs (excluding items below)	190.8	171.3
Depreciation and amortization	114.5	99.1
Selling, general and administrative	32.0	24.2
Other operating items - expense	1.4	3.4
Income (loss) from operations	$(69.2)	$76.3

Eliminations and adjustments:
Revenue	$(58.3)	$—
Operating expenses:
Direct operating costs (excluding items below)	(33.4)	—
Depreciation and amortization	(16.6)	—
Selling, general and administrative	(6.4)	—
Other operating items - expense	(0.1)	—
Equity in losses of unconsolidated subsidiary	(1.3)	—
Income (loss) from operations	$(3.1)	$—

Total Company:
Revenue	$211.2	$374.3	$(163.1)	(44)%
Direct operating costs (excluding items below)	157.4	171.3	(13.9)	(8)%
Depreciation and amortization	97.9	99.1	(1.2)	(1)%
Selling, general and administrative	25.6	24.2	1.4	6%
Other operating items - expense	1.3	3.4	(2.1)	n/m
Equity in losses of unconsolidated subsidiary	(1.3)	—	(1.3)	n/m
Income (loss) from operations	$(72.3)	$76.3	$(148.6)	n/m
Other (expense), net	(33.8)	(36.3)	2.5	(7)%
Income (loss) before income taxes	(106.1)	40.0	(146.1)	n/m
Provision for income taxes	6.2	29.7	(23.5)	(79)%
Net income (loss)	$(112.3)	$10.3	$(122.6)	n/m

"n/m" not meaningful.
Revenue
Consolidated. The decrease in consolidated revenue is described below.
Deepwater. An analysis of the net changes in revenue for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, are set forth below (in millions):

Increase (Decrease)
Fewer revenue-producing days	$(111.9)
Lower reimbursable revenue	(0.4)
Higher average drillship day rates	3.7
Decrease	$(108.6)

Jack-ups. An analysis of the net changes in revenue for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, are set forth below (in millions):

Increase (Decrease)
Fewer revenue-producing days	$(59.4)
Lower average jack-up day rates	(1.5)
Higher other revenue	1.7
ARO related - decrease due to sale of assets to ARO	(17.3)
ARO related - increase in ARO related secondment reimbursables	13.0
Decrease	$(63.5)
Unallocated. For the three months ended March 31, 2018, we recorded $9.0 million of revenue related to transition services provided to ARO. See Note 3 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report for more information.
Direct operating costs
Consolidated. The decrease in consolidated direct operating costs is described below.
Deepwater. An analysis of the net changes in direct operating costs for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, are set forth below (in millions):

Decrease
Decrease due to idle drillships	$(11.4)
Reduction in shorebase costs and other	(3.0)
Reduction in drillship direct operating expenses	(1.1)
Lower reimbursable costs	(0.4)
Decrease	$(15.9)
Jack-ups. An analysis of the net changes in direct operating costs for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, are set forth below (in millions):

Increase (Decrease)
Increase in jack-up direct operating expense	$4.4
Higher reimbursable costs	0.4
Reduction in shorebase costs and other	(8.3)
Decrease due to idle or cold-stacked rigs	(5.0)
ARO related - increase to secondment reimbursable costs	13.0
ARO related - management fee	10.6
ARO related - decrease due to sale of assets to ARO	(13.1)
Increase	$2.0
Other operating items
In the first quarter of 2018, we had a loss on disposals of property and equipment of $1.3 million compared to a loss of $3.4 million in the first quarter of 2017.
Other expense, net
The decrease in Other expense, net, is largely due to increased Interest income primarily due to higher cash balances in 2018 as compared to 2017, and $2.8 million of interest income related to the note receivable from ARO (see Note 3 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report for more information). The decrease in Other expense, net is partially offset by an increase in net periodic cost, exclusive of service cost, of our pension and other postretirement benefit plans. Such expense was $0.5 million in the first quarter of 2018 compared to a benefit of $1.5 million in the first quarter of 2017.
Provision for income taxes
For the three months ended March 31, 2018, we recognized an income tax provision of $6.2 million compared to an income tax provision of $29.7 million for the comparable period in 2017. The decrease of $23.5 million is primarily attributed to the current period estimate using a discrete year-to-date interim reporting method and the impact from the three months ended March 31, 2017 of additional deferred tax expense related to a) restructuring and b) an increase in valuation allowance on Luxembourg deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES
Key balance sheet amounts, ratios and Revolving Credit Facility availability were as follows (dollars in millions):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$1,214.1	$1,332.1
Current assets	$1,432.2	$1,560.4
Current liabilities	$237.5	$257.4
Current ratio	6.03	6.06
Long-term debt	$2,510.5	$2,510.3
Shareholders' equity	$5,283.2	$5,386.1
Debt-to-capitalization ratio	32%	32%
Revolving Credit Facility Availability	$1,495.0	$1,495.0
Sources and uses of cash and cash equivalents were as follows (in millions):

	Three months ended March 31,
	2018	2017
Net operating cash flows	$(11.1)	$81.8
Capital expenditures	(35.4)	(30.9)
Purchase of rigs	(70.8)	—
Repayments of note receivable from unconsolidated subsidiary	1.3	—
Proceeds from disposals of property and equipment	1.3	0.1
Reductions of long-term debt	—	(128.0)
Shares repurchased for tax withholdings on vesting of restricted share units	(3.3)	(5.3)
Total net use	$(118.0)	$(82.3)
Operating Cash Flows
We used cash in operations of approximately $11 million in the three months ended March 31, 2018 compared to cash generated from operations of approximately $82 million in the comparable prior-year period. This decrease is primarily due to lower drilling activity in the current year.
We have not provided deferred income taxes on certain undistributed earnings of non-U.K. subsidiaries. No subsidiary of RCI has a plan to distribute earnings to RCI in a manner that would cause those earnings to be subject to U.S., U.K. or other local country taxation.

Backlog
Our backlog by geographic area as of the date of our most recent Fleet Status Report is presented below (in millions):

	April 18, 2018
	Jack-ups (1)	Deepwater	Total
US GOM	$15.0	$63.3	$78.3
Middle East (1)	131.1	—	131.1
North Sea	105.2	—	105.2
Central and South America	65.1	—	65.1
Total backlog	$316.4	$63.3	$379.7

(1) Excludes any backlog associated with ARO.
We estimate our backlog as of April 18, 2018 will be realized as follows (in millions):

Year Ended:	Jack-ups(1)	Deepwater	Total
2018	$277.2	$63.3	$340.5
2019	39.2	—	39.2
2020	—	—	—
2021	—	—	—
2022 and later years	—	—	—
Total backlog	$316.4	$63.3	$379.7

(1) Excludes any backlog associated with ARO.
Our contract backlog represents remaining contractual terms and may not reflect actual revenue due to renegotiations or a number of factors such as rig downtime, out of service time, estimated contract durations, customer concessions or contract cancellations.
About 43% of our remaining available rig days in 2018 and 5% of available rig days in 2019 are included in backlog as revenue producing days as of April 18, 2018, excluding cold-stacked rigs. As of that date, we had two jack-ups that were cold-stacked, and four jack-ups and three drillships that were marketed without a contract.
Since 2014, we have recognized asset impairment charges on several of our jack-up drilling units as a result of the decline in market conditions and the expectation of future demand and day rates. If market conditions deteriorate further, we could be required to recognize additional impairment charges in future periods.
Investing Activities
Capital expenditures for the three months ended March 31, 2018, totaled $35.4 million and included the following:
•$27.1 million for improvements to the existing fleet, including contractually required modifications; and
•$8.3 million for rig equipment and other.
In addition, we spent $70.8 million, which includes transaction costs of $1.5 million, for the purchase of two 2013 Le Tourneau Super 116E jack-ups in January 2018.
We currently estimate our 2018 capital expenditures, exclusive of the purchase of the two jack-ups in January, will range from approximately $190-200 million, which is primarily for fleet maintenance, rig equipment, spares, upgrades to prepare the two newly purchased rigs for service (see above) and other. This amount excludes any contractual modifications that may arise due to our securing additional work.
We expect to fund our 2018 capital expenditures using cash on hand.
Our capital estimate reflects cash that we may or may not spend, and the timing of such expenditures may change.  We will periodically review and adjust the capital forecast as necessary based upon current and expected cash flows and liquidity, anticipated market conditions in our business, the availability of financial resources, and alternative uses of capital to enhance shareholder value.
Financing Activities
The Senior Notes and amounts outstanding under our Revolving Credit Facility are fully, unconditionally and irrevocably guaranteed on a senior and unsecured basis by Rowan plc. We were in compliance with our debt covenants at March 31, 2018, and expect to remain in compliance throughout 2018.
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
Additional information related to our Senior Notes and Revolving Credit Facility is described in Note 10 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report. The information discussed therein is incorporated by reference into this Part I, Item 2.
Off-balance Sheet Arrangements and Contractual Obligations
Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, future minimum operating lease obligations and purchase commitments. During the first three months of 2018, there were no material changes outside the ordinary course of business in the specified contractual obligations. We had no off-balance sheet arrangements as of March 31, 2018, other than future minimum operating lease obligations, letters of credit and other purchase commitments in the ordinary course of business.
Rowan has a potential obligation to fund ARO for newbuild jack-up rigs. See Note 6 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report for more information. The information discussed therein is incorporated by reference into this Part I, Item 2.
We periodically employ letters of credit in the normal course of our business and had outstanding letters of credit of approximately $7.3 million at March 31, 2018, of which $5.0 million were issued under the Company's Revolving Credit Facility.
Commitments and Contingent Liabilities
Information relating to various commitments and contingencies is described in Note 6 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report. The information discussed therein is incorporated by reference into this Part I, Item 2.
CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES
Our significant accounting policies are presented in Note 2 of "Notes to Consolidated Financial Statements" in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 1 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item I of this Quarterly Report. These policies, and management judgments, assumptions and estimates made in their application, underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. We believe that our most critical accounting policies and management estimates involve carrying values of long-lived assets, principles of consolidation and our equity method investment, pension and other postretirement benefit liabilities and costs (specifically, assumptions used in actuarial calculations), and income taxes (particularly our estimated reserves for uncertain tax positions) as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.
During the three months ended March 31, 2018, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates were based.
Recent Accounting Pronouncements
Information related to recent accounting pronouncements is described in Note 1 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Item 1, Part I of this Quarterly Report, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk – Our outstanding debt at March 31, 2018, consisted entirely of fixed-rate debt with a carrying value of $2.511 billion and a weighted-average annual interest rate of 5.8%. We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate.
Our Long-term note receivable from unconsolidated subsidiary consisted of a 10-year shareholder note receivable from ARO at a stated interest rate of LIBOR plus two percent with a carrying value of $270.0 million at March 31, 2018. A one-percentage-point decrease in LIBOR would decrease our interest income by approximately $3 million in the next twelve months, while a one-percentage-point increase in LIBOR would increase our interest income by approximately $3 million in the same period.
Currency exchange rate risk – A substantial majority of our revenue is received in USD, which is our functional currency. However, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. We did not enter into such transactions for the purpose of speculation, trading or investing in the market. Our risk policy allows us to enter into such forward exchange contracts; however, we do not currently anticipate entering into such transactions in the future and had no such contracts outstanding as of March 31, 2018.
Commodity price risk – Fluctuating commodity prices affect our future earnings materially to the extent that they influence demand for our products and services.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting
There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. Security holders and potential investors in our securities should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, in addition to other information in such annual report. These risk factors are important factors that could cause our actual results to differ materially from those currently anticipated or expected.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information with respect to acquisitions of our shares for the first quarter of 2018:

Month ended	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1 - 31, 2018	—	$—	—	$—
February 1 - 28, 2018	245,132	$13.28	—	$—
March 1 - 31, 2018	—	$—	—	$—
Total	245,132	$13.28	—

(1) The total number of shares acquired includes shares acquired from employees by an affiliated EBT in satisfaction of tax withholding requirements. The price paid for shares acquired in satisfaction of withholding taxes is the share price on the date of the transaction. There were no shares repurchased under any share repurchase program during the first quarter of 2018.

(2) The ability to make share repurchases is subject to the discretion of our Board and the limitations set forth in the U.K. Companies Act of 2006, which generally provides that share repurchases may only be made out of distributable reserves. At our 2017 general meeting of shareholders on May 25, 2017, our shareholders approved new repurchase agreements and counterparties, which approval will remain valid until May of 2022. Our Board has authority to commence or suspend share repurchase programs from time to time without prior notice pursuant to these approved repurchase agreements. There are no share repurchase programs outstanding at March 31, 2018.

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

ROWAN COMPANIES PLC
(Registrant)

Date: May 1, 2018	/s/ STEPHEN M. BUTZ
Stephen M. Butz
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 1, 2018	/s/ DENNIS S. BALDWIN
Dennis S. Baldwin
Chief Accounting Officer
(Principal Accounting Officer)