Form 10-Q
period 2018-06-30
ROWAN COMPANIES PLC
filed 2018-08-01
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

The number of Class A ordinary shares, $0.125 par value, outstanding at Thursday, July 26, 2018, was 127,053,984, which excludes 1,148,701 shares held by an affiliated employee benefit trust.

FORWARD-LOOKING STATEMENTS
Statements contained in this quarterly report on Form 10-Q (this "Quarterly Report"), including in the documents incorporated by reference herein, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will," "forecast," "potential," "outlook," "scheduled," "predict," "will be," "will continue," "will likely result," and similar words and specifically include statements regarding expected financial and operating performance; dividend payments; share repurchases or repayment of debt; business strategies; expected utilization, day rates, revenue, operating expenses, contract terms, contract backlog and fleet status; performance of our joint venture with Saudi Aramco; capital expenditures; tax rates and positions; impairments; insurance coverages; access to financing and funding sources, including borrowings under our Existing Credit Facility and New Credit Facility; the availability, delivery, mobilization, contract commencement, relocation or other movement of rigs and the timing thereof; construction, enhancement, upgrade or repair and costs and timing thereof; the suitability of rigs for future contracts; general market, business and industry conditions, trends and outlook; rig demand; future operations; the impact of increasing regulatory requirements; divestiture of selected assets; expense management; the likely outcome of legal proceedings; the impact of competition and consolidation in the industry; the timing of acquisitions, dispositions and other business transactions; customer financial position; and commodity prices. Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

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

•
operating hazards, including environmental or other liabilities, risks, expenses or losses, related to well-control issues, collisions, groundings, blowouts, fires, explosions, weather or hurricane delays or damage, losses or liabilities (including wreckage or debris removal) or otherwise;

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

•	cyber-breaches of our corporate or offshore control and data networks;

•	epidemics or other related travel restrictions that may result in business interruptions or shortages of available labor;

•
the outcome of legal proceedings, or other claims or contract disputes, including inability to collect receivables or resolve significant contractual or day rate disputes, any renegotiation, nullification, cancellation or breach of contracts with customers or other parties;

•	potential for asset impairments;

•	our liquidity, adequacy of cash flows to meet obligations, or our ability to access or obtain financing and other sources of capital, such as in the debt or equity capital markets;

•	volatility in currency exchange rates and limitations on our ability to use or convert illiquid currencies;

•	effects of accounting changes and adoption of accounting policies;

•	potential unplanned expenditures and funding requirements, including investments in pension plans and other benefit plans;

•	system implementations and upgrades;

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
Other relevant factors are included in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2017.

GLOSSARY OF TERMS
The following frequently used abbreviations or acronyms are used in this Quarterly Report as defined below:

Abbreviation/Acronym	Definition
2017 Notes	The Company's 5% Senior Notes due 2017
2019 Notes	The Company's 7.875% Senior Notes due 2019
2022 Notes	The Company's 4.875% Senior Notes due 2022
2024 Notes	The Company's 4.75% Senior Notes due 2024
2025 Notes	The Company's 7.375% Senior Notes due 2025
2042 Notes	The Company's 5.4% Senior Notes due 2042
2044 Notes	The Company's 5.85% Senior Notes due 2044
ARO	Saudi Aramco Rowan Offshore Drilling Company
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of directors of the Company
Company	Rowan Companies, plc together with its wholly-owned subsidiaries
Company Compensation Committee	Compensation committee of the board of directors of the Company
EBT	Employee benefit trust of the Company
Exchange Act	Securities Exchange Act of 1934
Existing Credit Agreement	The Company's amended and restated senior unsecured revolving credit agreement entered into with a group of lenders on May 22, 2018, which matures January 23, 2021
Existing Credit Facility	Commitments in the amount of $310.7 million provided by a group of lenders under the Existing Credit Agreement
FASB	Financial Accounting Standards Board
IRS	U.S. Internal Revenue Service
New Credit Agreement	The Company's senior unsecured revolving credit agreement entered into with a group of lenders on May 22, 2018, which matures May 22, 2023
New Credit Facility	Commitments in the amount of $955 million provided by a group of lenders under the New Credit Agreement
NYSE	The New York Stock Exchange
OPEC	Organization of Petroleum Exporting Countries
P-Units	Performance Units
RCI	Rowan Companies Inc., a subsidiary of the Company
Rowan plc	Rowan Companies plc
RSUs	Restricted Share Units
SARs	Share Appreciation Rights
Saudi Aramco	Saudi Arabian Oil Company
SEC	The United States Securities and Exchange Commission
Senior Notes	The 2019 Notes, 2022 Notes, 2024 Notes, 2025 Notes, 2042 Notes and 2044 Notes, collectively
Subject Notes	The 2017 Notes, 2019 Notes, 2022 Notes and the 2024 Notes, collectively
TSR	Total Shareholder Return
U.K.	United Kingdom
U.S.	United States
U.S. Tax Act	2017 Tax Cuts and Jobs Act
US GAAP	Accounting principles generally accepted in the United States of America
US GOM	United States Gulf of Mexico
USD	U.S. Dollar

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
REVENUE	$241.3	$320.2	$452.5	$694.5

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	176.3	168.8	333.7	340.1
Depreciation and amortization	97.4	101.5	195.3	200.6
Selling, general and administrative	25.2	22.2	50.8	46.4
Loss on disposals of property and equipment	2.2	3.1	3.5	6.5
Total costs and expenses	301.1	295.6	583.3	593.6

Equity in earnings of unconsolidated subsidiary	1.6	—	0.3	—

INCOME (LOSS) FROM OPERATIONS	(58.2)	24.6	(130.5)	100.9

OTHER INCOME (EXPENSE):
Interest expense	(38.9)	(38.9)	(77.4)	(78.5)
Interest income	7.7	3.2	14.6	5.2
Gain on extinguishment of debt	—	2.4	—	2.2
Other - net	8.8	1.4	6.6	2.9
Total other (expense) - net	(22.4)	(31.9)	(56.2)	(68.2)

INCOME (LOSS) BEFORE INCOME TAXES	(80.6)	(7.3)	(186.7)	32.7
Provision (benefit) for income taxes	(3.9)	21.4	2.3	51.1

NET LOSS	$(76.7)	$(28.7)	$(189.0)	$(18.4)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.60)	$(0.23)	$(1.49)	$(0.15)

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED	127.0	126.3	126.8	126.0
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
NET LOSS	$(76.7)	$(28.7)	$(189.0)	$(18.4)

OTHER COMPREHENSIVE INCOME:
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income, net of income tax expense of $4.2 and $0 for the three months ended June 30, 2018, and 2017, respectively and $4.2 and $0 for the six months ended June 30, 2018, and 2017, respectively (see Note 5).	15.9	—	15.9	—
Net reclassification adjustment for amounts recognized in net loss as a component of net periodic benefit cost, net of income tax expense of $0.5 and $0.5 for the three months ended June 30, 2018, and 2017, respectively, and $1.2 and $1.0 for the six months ended June 30, 2018, and 2017, respectively (see Note 5 and 9).	1.9	0.8	4.7	1.7

	17.8	0.8	20.6	1.7

COMPREHENSIVE LOSS	$(58.9)	$(27.9)	$(168.4)	$(16.7)
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,132.7	$1,332.1
Receivables - trade and other	238.1	212.8
Prepaid expenses and other current assets	15.1	15.5
Total current assets	1,385.9	1,560.4

PROPERTY AND EQUIPMENT:
Drilling equipment	8,832.3	8,697.8
Other property and equipment	137.3	136.1
Property and equipment - gross	8,969.6	8,833.9
Less accumulated depreciation and amortization	2,471.6	2,281.2
Property and equipment - net	6,498.0	6,552.7

Long-term note receivable from unconsolidated subsidiary	269.6	270.2

Investment in unconsolidated subsidiary	31.2	30.9

Other assets	46.2	44.1
	$8,230.9	$8,458.3

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$89.5	$97.2
Deferred revenue	6.8	1.1
Accrued liabilities	131.3	159.1
Total current liabilities	227.6	257.4

Long-term debt	2,510.6	2,510.3
Other liabilities	251.9	293.6
Deferred income taxes - net	11.1	10.9
Commitments and contingent liabilities (Note 6)

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value; 128.2 and 128.1 shares issued, respectively; 127.0 and 126.3 shares outstanding, respectively	16.0	16.0
Additional paid-in capital	1,493.6	1,488.6
Retained earnings	3,968.9	4,109.7
Cost of 1.2 and 1.8 treasury shares, respectively	(7.8)	(9.3)
Accumulated other comprehensive loss	(241.0)	(218.9)
Total shareholders' equity	5,229.7	5,386.1
	$8,230.9	$8,458.3
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Shares outstanding	Class A ordinary shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance, January 1, 2017	125.5	$16.0	$1,471.7	$3,830.4	$(7.2)	$(197.0)	$5,113.9
Net shares issued (acquired) under share-based compensation plans	0.7	—	(2.2)	—	(2.1)	—	(4.3)
Share-based compensation	—	—	10.6	—	—	—	10.6
Adoption of new accounting standard	—	—	—	206.6	—	—	206.6
Retirement benefit adjustments, net of tax expense of $1.0	—	—	—	—	—	1.7	1.7
Net loss	—	—	—	(18.4)	—	—	(18.4)
Balance, June 30, 2017	126.2	$16.0	$1,480.1	$4,018.6	$(9.3)	$(195.3)	$5,310.1

Balance, January 1, 2018	126.3	$16.0	$1,488.6	$4,109.7	$(9.3)	$(218.9)	$5,386.1
Net shares issued (acquired) under share-based compensation plans	0.7	—	(3.5)	—	1.5	—	(2.0)
Share-based compensation	—	—	8.5	—	—	—	8.5
Adoption of new accounting standards (see Note 1)	—	—	—	51.1	—	(45.6)	5.5
Retirement benefit adjustments, net of tax expense of $5.4	—	—	—	—	—	20.6	20.6
Other	—	—	—	(2.9)	—	2.9	—
Net loss	—	—	—	(189.0)	—	—	(189.0)
Balance, June 30, 2018	127.0	$16.0	$1,493.6	$3,968.9	$(7.8)	$(241.0)	$5,229.7
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(189.0)	$(18.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	195.3	200.6
Equity in earnings of unconsolidated subsidiary	(0.3)	—
Deferred income taxes	(4.4)	36.4
Provision for pension and other postretirement benefits	(4.6)	5.1
Share-based compensation expense	11.0	12.2
Loss on disposals of property and equipment	3.5	6.5
Other	6.5	1.4
Changes in current assets and liabilities:
Receivables - trade and other	(19.6)	(15.2)
Prepaid expenses and other current assets	1.0	0.2
Accounts payable	(6.1)	1.1
Accrued income taxes	(11.5)	5.1
Other current liabilities	(10.7)	(17.7)
Other postretirement benefit claims paid	(1.0)	(1.8)
Contributions to pension plans	(11.2)	(12.0)
Deferred revenue	5.4	(39.9)
Net changes in other noncurrent assets and liabilities	(10.2)	(25.1)
Net cash provided by (used in) operating activities	(45.9)	138.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(76.9)	(57.3)
Purchase of rigs	(70.8)	—
Investment in unconsolidated subsidiary	—	(25.0)
Repayments of note receivable from unconsolidated subsidiary	1.7	—
Proceeds from disposals of property and equipment	2.0	1.3
Net cash used in investing activities	(144.0)	(81.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reductions of long-term debt	—	(163.4)
Debt issue costs	(6.0)	—
Shares repurchased for tax withholdings on vesting of restricted share units	(3.5)	(4.4)
Net cash used in financing activities	(9.5)	(167.8)

DECREASE IN CASH AND CASH EQUIVALENTS	(199.4)	(110.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,332.1	1,255.5
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,132.7	$1,145.2
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies
Rowan Companies plc, a public limited company incorporated under the laws of England and Wales, is a global provider of offshore contract drilling services to the oil and gas industry, with a focus on high-specification and harsh-environment jack-up rigs and ultra-deepwater drillships. As of June 30, 2018, the Company operated in three segments: Deepwater, Jack-ups and ARO, the Company's 50/50 joint venture with Saudi Aramco. The Deepwater segment includes four ultra-deepwater drillships. The Jack-ups segment is composed of 23 self-elevating jack-up rigs and includes the impact of the various arrangements with ARO (see Note 3). ARO owns a fleet of five self-elevating jack-up rigs for operation in the Arabian Gulf for Saudi Aramco. The Company contracts its drilling rigs, related equipment and work crews primarily on a day-rate basis in markets throughout the world, currently including the US GOM, U.K. and Norwegian sectors of the North Sea, the Middle East and Trinidad.
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
Anadarko Early Termination Revenue
During the quarter ended June 30, 2018, the Company recognized $27.8 million of revenue related to an early termination fee from Anadarko Petroleum Corporation (“Anadarko”) pursuant to the Company’s drilling contract for the drillship Rowan Resolute (the “Anadarko Contract”). Termination of the Anadarko Contract became effective on June 1, 2018. The early termination fee is a lump sum payment for the remainder of the term of the Anadarko Contract at a rate of $418,400 per day. The Anadarko Contract was originally scheduled to terminate on August 6, 2018.
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
In adopting ASC 606, the Company's revenue recognition differs from its historical revenue recognition pattern primarily as it relates to demobilization revenue. Such revenue, which was recognized upon completion of a contract under legacy accounting, is now estimated at contract inception and recognized over the term of the contract under the new guidance for customer contracts that have unconstrained demobilization provisions. Upon adoption of this standard as of January 1, 2018, the Company recognized a $5.5 million increase to retained earnings related to unconstrained demobilization provisions. Subsequently, during the first quarter of 2018, the Company received a $5.5 million cash payment for such demobilization related to one of the Company's contracts. The adoption of this standard did not have a material impact on our statements of operations or statements of cash flows.
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

Reimbursement	Recognized (gross of costs incurred), at the point the product or service is consumed, and in the amount billed to the customer.
Future performance obligation and financing arrangements
Due to the recognition of day rate, as described above, the Company's primary future promised service relates to unconstrained demobilization. Under ASC 606 the Company recognizes unconstrained demobilization revenue over the life of the contract whereas in a typical drilling contract the demobilization, and the resulting cash payment for demobilization, does not occur until the end of the contract. At June 30, 2018, the Company did not have any unconstrained demobilization revenue. We have applied the optional exemption afforded in ASU No. 2014-09 and have not disclosed the variable consideration related to the estimated future day rate revenues. Additionally, the Company did not recognize any demobilization revenue into income during the three and six months ended June 30, 2018. However, upon adoption of this standard as of January 1, 2018, the Company recognized a $5.5 million increase to retained earnings related to unconstrained demobilization provisions. Subsequently, during the first quarter of 2018, the Company received a $5.5 million cash payment for such demobilization related to one of the Company's contracts.
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
Accumulated Other Comprehensive Income – In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (ASC 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. As permitted under this ASU, the Company elected early adoption of this ASU as of January 1, 2018 and recorded a $45.6 million increase to Retained earnings as a reclassification from Accumulated other comprehensive income. The stranded tax effects are for the U.S. income tax rate reduction recognized in the Consolidated Statements of Operations for the year ended December 31, 2017 for the deferred tax asset associated with employee benefit plans.
New Accounting Pronouncements - to be adopted
Lease Accounting – In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842): Amendments to the FASB ASC, which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity's leasing arrangements. Based on the original guidance, lessees and lessors would have been required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU No. 2018-11, Leases (ASC 842): Targeted Improvements, which provides entities with an option to apply the guidance prospectively, instead of retrospectively, and allows for other classification provisions, as described below. ASC 842 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company currently anticipates that it will elect to recognize its lease asset and lease liabilities on a prospective basis, beginning on January 1, 2019.
Prior to the issuance of ASU No. 2018-11, the Company preliminarily determined that its drilling contracts contained a lease component, and the adoption would require the Company to separately recognize revenue associated with the lease and services components. In July 2018, the FASB issued ASU No. 2018-11, which provides a practical expedient that allows entities to combine lease and non-lease components where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. With respect to the applicability of this practical expedient to the drilling industry, the Company is in the process of evaluating ASU No. 2018-11 and will consult with its peers in the International Association of Drilling Contractors Accounting Sub-committee to discuss the applicability of this practical expedient to its drilling contracts.
The adoption of ASC 842 will have an impact on how the Company's consolidated balance sheets, statements of operations, cash flows, and disclosures contained in its notes to consolidated financial statements will be presented; however, because the Company is currently evaluating the impact of ASU No. 2018-11, it is unable to quantify the overall impact at this time. As a lessee, estimated future minimum lease commitments are approximately $40 million with an estimated present value of approximately $30 million based on the Company's currently identified lease portfolio. The Company will continue to refine its estimate, which is subject to change at the adoption date of ASC 842.
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
Note 2 – Contract Assets and Contract Liabilities
Costs incurred for mobilization, upfront modifications/upgrades and contract preparation are direct costs incurred to fulfill contracts and are expensed over the expected recognition period or in the case of capital upgrades or capital modifications such costs are

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

capitalized and depreciated in accordance with the Company's fixed asset capitalization policy. Such costs other than those capitalized as fixed assets are deferred and recorded as contract assets or contract liabilities.
The following table sets forth contract assets and contract liabilities (mobilization and upgrade/modification revenue) on the Condensed Consolidated Balance Sheets (in millions):

	Balance Sheet Classification	June 30, 2018	December 31, 2017
Contract assets
Current	Prepaid expenses and other current assets	$2.4	$2.8
Noncurrent	Other assets	0.1	—
		$2.5	$2.8

Contract liabilities
Current	Deferred revenue	$6.8	$1.1
Noncurrent	Other liabilities	0.2	0.5
		$7.0	$1.6
Presented in the table below are the changes in contract assets during the six months ended June 30, 2018 (in millions):

June 30, 2018
Deferred mobilization and contract preparation costs
Beginning balance	$2.8
Plus: contractual additions	3.7
Less: amortization	4.0
Ending deferred mobilization and upgrade/modification costs	$2.5
Presented in the table below are the changes in contract liabilities (mobilization and upgrade/modification revenue) during the six months ended June 30, 2018 (in millions):

June 30, 2018
Deferred mobilization and upgrade/modification revenue
Beginning balance	$1.6
Plus: contractual additions	10.0
Less: amortization	4.6
Ending deferred mobilization and upgrade/modification revenue	$7.0
Estimated future amortization at June 30, 2018 of our contract assets and contract liabilities to be recognized over the expected recognition period is set for in the following table (in millions):

	Remaining
	2018	2019	Total
Amortization of contract liabilities	5.7	1.3	7.0
Amortization of contract assets	2.4	0.1	2.5

No impairment losses were recognized on contract assets during the three and six months ended June 30, 2018.
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
Summarized financial information
Summarized financial information for ARO, as derived from ARO's financial statements, is as follows (in millions):

	Three months ended June 30, 2018	Six months ended June 30, 2018
Revenue	$70.8	$129.1
Direct operating costs (excluding items below)	35.9	69.3
Depreciation and amortization	16.8	33.4
Selling, general and administrative	6.8	13.2
Loss on disposals of property and equipment	0.9	1.0
Income from operations	10.4	12.2
Interest expense	(5.6)	(11.2)
Provision for income taxes	1.6	0.4
Net income	$3.2	$0.6

Rowan's equity in earnings from ARO	$1.6	$0.3

	June 30, 2018	December 31, 2017
Current assets	$139.1	$108.6
Non-current assets	447.9	459.7
Total assets	$587.0	$568.3

Current liabilities	$49.8	$29.2
Non-current liabilities	542.6	545.1
Total liabilities	$592.4	$574.3
Related party transactions
In connection with the establishment of ARO the Company signed an Asset Transfer and Contribution Agreement. As part of this agreement the Company contributed cash to ARO of $357.7 million in exchange for a 10-year shareholder note receivable from ARO, initially totaling $357.7 million, at a stated interest rate of LIBOR plus two percent. As of June 30, 2018 and December 31, 2017, the outstanding amount for this shareholder note receivable was $269.6 million and $271.3 million, consisting of $269.6 million and $270.2 million, respectively, included in Long-term note receivable from unconsolidated subsidiary on the Company's Condensed Consolidated Balance Sheets. In addition, at December 31, 2017, the Company had a current portion of shareholder note receivable of $1.1 million, which was included in Receivables - trade and other on the Company's Condensed Consolidated Balance Sheets. Interest related to this note is being recognized as a part of Interest income in the Company's Condensed Consolidated Statements of Operations and totaled approximately $2.8 million and $5.6 million for the three and six months ended June 30, 2018, respectively. At June 30, 2018, the Company had an interest receivable from ARO of $4.7 million which is included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.
In conjunction with the establishment of ARO, the Company entered into a series of agreements with ARO including: a Transition Services Agreement, Secondment Agreement and Lease Agreement. Pursuant to these agreements the Company, or its seconded employees, will provide various services to ARO, and in return, the Company is to be provided remuneration for those services. From time to time Rowan may sell equipment or supplies to ARO. Revenue and other amounts recognized by Rowan related to these agreements and transactions is as follows (in millions):

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three months ended June 30, 2018	Six months ended June 30, 2018
Secondment Revenue - Jack-ups	$8.8	$21.8
Lease Revenue - Jack-ups	1.1	1.1
Transition Services Revenue - Unallocated	8.9	17.9
Sales of supplies - Jack-ups	0.6	1.9
Total Revenue received from ARO	$19.4	$42.7

Proceeds from equipment sales to ARO (a)	$0.5	$1.7

(a) A $0.4 million gain and a $0.2 million loss for the three and six months ended June 30, 2018, respectively, was recognized in Loss on disposals of property and equipment on the Condensed Consolidated Statements of Operations. $0.8 million is included in Receivables - trade and other as of June 30, 2018 for the $1.7 million purchase price proceeds.

Total accounts receivable from ARO totaled approximately $18.2 million and $17.3 million as of June 30, 2018 and December 31, 2017, respectively, and are included in Receivables - trade and other on the Condensed Consolidated Balance Sheets.
The Company also entered into a Rig Management Agreement pursuant to which ARO provides certain rig management services for Rowan's rigs while they are contracted with Saudi Aramco and the Company compensates ARO for the services in which they provide to Rowan. For the three and six months ended June 30, 2018, the Company recognized $12.0 million and $22.6 million, respectively, in Direct operating cost in the Condensed Consolidated Statements of Operations related to these rig management services. Additionally, ARO may sell equipment or supplies to Rowan or purchase such for Rowan, in which case ARO is provided reimbursement. For the three and six months ended June 30, 2018, the Company recognized $4.3 million and $5.7 million, respectively, in Direct operating cost in the Condensed Consolidated Statements of Operations related to these transactions.
Accounts payable to ARO totaled approximately $13.3 million and $10.8 million as of June 30, 2018 and December 31, 2017, respectively.
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

	June 30, 2018	December 31, 2017
Total assets	$323.7	$319.5
Total liabilities	13.3	10.8
Maximum exposure to loss	$310.4	$308.7
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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Share options and appreciation rights	1.5	1.9	1.5	1.9
Nonvested restricted shares and restricted share units	4.0	4.9	3.9	4.6
Total potentially dilutive shares	5.5	6.8	5.4	6.5
Note 5 – Pension and Other Postretirement Benefits
The Company provides defined-benefit pension, health care and life insurance benefits upon retirement for certain full-time employees.
The components of net periodic pension cost were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service cost (1)	$2.6	$4.0	$5.3	$8.0
Interest cost (2)	7.1	6.4	13.4	12.7
Expected return on plan assets (2)	(8.7)	(9.5)	(18.1)	(18.9)
Amortization of net loss (2)	5.9	5.8	13.7	11.5
Amortization of prior service credit (2)	(0.4)	(1.3)	(1.6)	(2.5)
Curtailment gain (2)	(11.4)	—	(11.4)	—
Net periodic pension cost	$(4.9)	$5.4	$1.3	$10.8

(1) Included in Direct operating costs and Selling, general and administrative on the Condensed Consolidated Statements of Operations
(2) Included in Other - net on the Condensed Consolidated Statements of Operations
The components of net periodic cost of other postretirement benefits were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service cost (1)	$—	$0.1	$—	$0.1
Interest cost (2)	0.2	0.3	0.3	0.5
Amortization of net loss (2)	0.2	0.1	0.4	0.3
Amortization of prior service credit (2)	(3.3)	(3.3)	(6.6)	(6.6)
Total other postretirement benefit cost	$(2.9)	$(2.8)	$(5.9)	$(5.7)

(1) Included in Direct operating costs and Selling, general and administrative on the Condensed Consolidated Statements of Operations
(2) Included in Other - net on the Condensed Consolidated Statements of Operations
Over the past 10 years, there have been various changes to our pension plan which have significantly reduced participant benefits under such plan. Further, on May 11, 2018, the Company communicated changes to the participants in its pension plan, that will "freeze" this plan going forward. Based on these changes, effective as of June 30, 2018, eligible participants will no longer receive pay credits and newly hired employees will not be eligible to participate in the pension plan. For the purposes of remeasurement, the Company used the date of April 30, 2018 as it was the month-end date that is closest to May 11, 2018. The impacts of these changes to the plan as of May 11, 2018, are presented in the table below (in millions):

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Liability increase (decrease)	Accumulated other comprehensive income (loss)	Deferred tax asset decrease (increase)	Income included in Other- net	Income tax expense (increase) decrease
Plan change to projected benefit obligation	$(1.6)	$1.3	$0.3	$—	$—
Remeasurement gain	(29.9)	23.6	6.3	—	—
Curtailment	—	(9.0)	(1.0)	11.4	(1.4)
Total	$(31.5)	$15.9	$5.6	$11.4	$(1.4)
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
During the six months ended June 30, 2018, the Company contributed $12.2 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $14.8 million for the remainder of 2018.
Note 6 – Commitments and Contingent Liabilities
Letters of credit – The Company periodically employs letters of credit in the normal course of its business and had outstanding letters of credit of approximately $7.7 million at June 30, 2018, of which $5.4 million were issued under the Company's New Credit Facility.
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
The gross unrecognized tax benefits excluding penalties and interest are $100 million and $102 million as of June 30, 2018 and December 31, 2017, respectively. The decrease to gross unrecognized tax benefits was primarily due to the lapse in a statute of limitations and audit closures, partially offset by interest, penalties, foreign currency exchange revaluation and tax positions taken related to current year-to-date anticipated transfer pricing positions. If the June 30, 2018, net unrecognized tax benefits excluding penalties and interest were recognized, this would favorably impact the Company's tax provision by $38 million.
It is reasonable that the existing liabilities for the unrecognized tax benefits may increase or decrease over the next 12 months as a result of audit closures and statute expirations; however, the ultimate timing of the resolution and/or closure of audits is highly uncertain.

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
The grant date fair value of P-Units granted on February 27, 2018 was estimated to be $6.4 million. Fair value for P-units are estimated using the Monte Carlo simulation model, which considers the probabilities of the Company’s relative TSR performance and TSR ranking at the end of each performance period, and the amount of the payout at each rank to determine the probability-weighted expected payout. The Company uses liability accounting to account for the P-Units. Compensation is generally recognized on a straight-line basis over a maximum period of three years from the grant date and is adjusted for changes in fair value through the end of the performance period. The Company recognizes compensation cost on the accelerated method for those retirement eligible or who will become retirement eligible during the vesting period as the awards provide for pro-rata vesting rather than full vesting if a retirement eligible employee retires prior to the end of the 36 month service period.
Liabilities for estimated P-Unit obligations at June 30, 2018, for 2018 grants and prior, included $8.6 million and $4.1 million classified as current and noncurrent, respectively, compared to $11.5 million and $10.5 million, respectively, at December 31, 2017. Current and noncurrent estimated P-Unit liabilities are included in Accrued liabilities, and Other liabilities, respectively, in the Condensed Consolidated Balance Sheets.
At June 30, 2018, estimated unrecognized compensation cost related to nonvested share-based compensation arrangements totaled approximately $41.6 million, which is expected to be recognized as compensation expense over a remaining weighted-average period of 2.0 years.
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

		Estimated fair value measurements
	Fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
June 30, 2018:
Assets - cash equivalents	$1,119.3	$1,119.3	$—	$—
Other assets (Egyptian Pounds)	1.7	1.7	—	—
Other assets (Angolan Kwanza)	2.9	2.9	—	—

December 31, 2017:
Assets - cash equivalents	$1,332.1	$1,332.1	$—	$—
Other assets (Egyptian Pounds)	2.2	2.2	—	—
Other assets (Angolan Kwanza)	4.3	4.3	—	—
At June 30, 2018, and December 31, 2017, the Company held Egyptian pounds in the amount of $1.7 million and $2.2 million, respectively, which are classified as Other assets on the Condensed Consolidated Balance Sheets. The Company ceased drilling operations in Egypt in 2014, and is currently working to obtain access to the funds for use outside Egypt to the extent they are not utilized.
Given stricter foreign currency exchange controls in Angola, the Company determined in May 2017 that its previous method of converting Angola Kwanza to USD is likely no longer feasible. As a result, at June 30, 2018 and December 31, 2017, the Company classified its Angolan Kwanza USD equivalent balance of $2.9 million and $4.3 million, respectively, as non-current assets in Other assets on the Condensed Consolidated Balance Sheets. Currently, the Company considers the amounts to be recoverable and will continue to evaluate options to convert the Angolan Kwanza to USD.
Trade receivables and trade payables, which are required to be measured at fair value, have carrying values that approximate their fair values due to their short maturities.
Other Fair Value Measurements
Financial instruments not required to be measured at fair value consist of the Company’s publicly traded debt securities. The Company’s publicly traded debt securities had a carrying value of $2.511 billion at June 30, 2018, and an estimated fair value at that date aggregating $2.202 billion, compared to a carrying and fair value of $2.510 billion and $2.262 billion, respectively, at December 31, 2017. Fair values of the Company's publicly traded debt securities were provided by a broker who makes a market in such securities and were measured using a market-approach valuation technique, which is a Level 2 fair value measurement.
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
Revenue and receivables from transactions with external customers that amount to 10% or more of revenue during the six months ended June 30 are set forth below:
Percentage of revenue from major customers:

		Six months ended June 30,
Customer	Segment	2018	2017
Saudi Aramco	Jack-ups	35%	27%
Anadarko	Deepwater	26%	15%
Lundin	Jack-ups	10%	7%
Repsol	Jack-ups and Deepwater (1)	1%	10%
Cobalt International	Deepwater	—%	16%

(1) Jack-ups in 2018, Jack-ups and Deepwater in 2017
Percentage of receivables from major customers:

Customer	Segment	June 30, 2018	December 31, 2017
Saudi Aramco	Jack-ups	41%	34%
Anadarko	Deepwater	20%	19%
Lundin	Jack-ups	7%	7%
Repsol	Jack-ups and Deepwater	—%	5%
Cobalt International	Deepwater	—%	—%
Note 9 – Shareholders' Equity
Reclassifications from Accumulated Other Comprehensive Loss – The following table sets forth the significant amounts reclassified out of each component of accumulated other comprehensive loss and their effect on net income (loss) for the period (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Amounts recognized as a component of net periodic pension and other postretirement benefit cost:
Amortization of net loss	$(6.1)	$(5.9)	$(14.1)	$(11.8)
Amortization of prior service credit	3.7	4.6	8.2	9.1
Total before income taxes	(2.4)	(1.3)	(5.9)	(2.7)
Income tax benefit	0.5	0.5	1.2	1.0
Total reclassifications for the period, net of income taxes	$(1.9)	$(0.8)	$(4.7)	$(1.7)
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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10 – Other Financial Statement Disclosures
Accounts Receivable – The following table sets forth the components of Receivables - trade and other (in millions):

	June 30, 2018	December 31, 2017
Trade	$216.8	$195.8
Income tax	14.5	8.0
Other	6.8	9.0
Total Receivables - trade and other	$238.1	$212.8
Accrued Liabilities – The following table sets forth the components of Accrued liabilities (in millions):

	June 30, 2018	December 31, 2017
Pension and other postretirement benefits	$16.8	$27.0
Compensation and related employee costs	46.2	69.0
Interest	32.0	32.0
Income taxes	11.3	15.4
Other	25.0	15.7
Total Accrued liabilities	$131.3	$159.1
Long-term Debt – Long-term debt consisted of the following (in millions):

	June 30, 2018	December 31, 2017
7.875% Senior Notes, due August 2019 ($201.4 million principal amount; 8.0% effective rate)	$201.0	$200.9
4.875% Senior Notes, due June 2022 ($620.8 million principal amount; 4.7% effective rate)	624.2	624.6
4.75% Senior Notes, due January 2024 ($398.1 million principal amount; 4.8% effective rate)	396.1	395.9
7.375% Senior Notes, due June 2025 ($500 million principal amount; 7.4% effective rate)	497.7	497.5
5.4% Senior Notes, due December 2042 ($400 million principal amount; 5.4% effective rate)	395.2	395.1
5.85% Senior Notes, due January 2044 ($400 million principal amount; 5.9% effective rate)	396.4	396.3
Total carrying value	$2,510.6	$2,510.3
Credit Facility
On May 22, 2018, the Company amended and restated its Existing Credit Agreement, which permitted, among other things, entry into the New Credit Agreement and a non-pro rata commitment reduction (the "Commitment Reduction") for each lender under the Existing Credit Agreement who became a lender under the New Credit Facility. The Existing Credit Agreement further provided for, among other things; (i) the reduction of the Existing Credit Agreement's letter of credit subfacility to $0, (ii) the Commitment Reduction and (iii) the resignation of Wells Fargo as administrative agent and appointment of Wilmington Trust, National Association, as successor administrative agent under the Existing Credit Agreement. The Commitment Reduction resulted in the lenders under the New Credit Facility having no commitments under the Existing Credit Facility and reduced the aggregate principal amount of commitments under the Existing Credit Facility to $310.7 million. Of the $310.7 million of availability under the Existing Credit Facility, $60.0 million of the availability matures on January 23, 2019, $150.7 million of the availability matures on January 23, 2020, and the remaining $100.0 million of the availability matures on January 23, 2021. Availability under the Existing Credit Facility was $310.7 million at June 30, 2018 as no amounts were drawn.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Advances under the Existing Credit Facility bear interest at LIBOR or base rate as specified in the Existing Credit Agreement plus an applicable margin, which is dependent upon the Company's credit ratings. The applicable margins for LIBOR and base rate advances range from 1.125% - 2.0% and 0.125% - 1.0%, respectively. The Company is also required to pay a commitment fee on undrawn amounts of the Existing Credit Facility, which ranges from 0.125% to 0.35%, depending on the Company's credit ratings.
The Existing Credit Facility requires the Company to maintain a total debt-to-capitalization ratio of less than or equal to 60%. The Company's consolidated debt to total capitalization ratio at June 30, 2018, was 33%. Additionally, the Existing Credit Facility has customary restrictive covenants that, including others, restrict the Company's ability to incur certain debt and liens, enter into certain merger and acquisition agreements, sell, transfer, lease or otherwise dispose of all or substantially all of the Company's assets and substantially change the character of the Company's business from contract drilling.
Availability under the New Credit Facility is $955 million, which matures on May 22, 2023, provided; however, that if the Company's 2022 Notes are not refinanced in full on or prior to February 1, 2022, the maturity date will be February 1, 2022. The New Credit Agreement currently provides for a swingline subfacility in the amount of $50 million, and a letter of credit subfacility in the amount of $129 million, with the ability to increase such amounts (subject to certain lenders agreeing to become issuers of letters of credit following the closing date). Borrowings under the New Credit Facility may be used for working capital and other general corporate purposes. The New Credit Agreement also includes restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, the aggregate amount of the Company’s cash-on-hand, subject to certain exceptions, would exceed $200 million. As of June 30, 2018, no amounts were outstanding and $5.4 million in letters of credit had been issued under the New Credit Facility leaving remaining availability of $949.6 million.
Subject to the successful procurement of additional commitments from new or existing lenders, borrower may elect to increase the maximum amount available under the New Credit Facility from $955 million by an additional amount not to exceed $250 million.

Revolving borrowings under the New Credit Facility bear interest, at the Company's option, at either (a) the sum of LIBOR plus a margin ranging between 2.75% to 4.25%, depending on the credit rating of the Company, or (b) the sum of a base rate specified in the New Credit Agreement, plus a margin ranging between 1.75% to 3.25%, depending on the credit rating of the Company. The Company is also required to pay a commitment fee on undrawn amounts of the New Credit Agreement, which ranges from 0.375% to 0.7% depending on the Company's credit rating.

The New Credit Agreement contains certain financial covenants applicable to the Company, including: (i) a covenant restricting debt to total tangible capitalization to not greater than 55% at the end of each fiscal quarter, (ii) a minimum liquidity requirement of $300 million, (iii) a covenant that the ratio of the net book value of the Company's drilling rigs either marketed or under contract with a customer to the sum of commitments under the New Credit Agreement, the commitments under the Existing Credit Agreement plus any other indebtedness of the borrower and guarantors (other than unsecured intercompany indebtedness that is contractually subordinated to the obligations under the New Credit Agreement) that is secured by a lien, guaranteed by, or has an obligor who is a subsidiary of Rowan plc, in each case, that directly own or operates a drilling rig, is not less than 3:00 to 1:00 at the end of each fiscal quarter (the "Marketed Rig Value Ratio") and (iv) a covenant that the ratio of (A) the net book value of the Company's drilling rigs, subject to certain exclusions, that are directly wholly owned by Rowan plc and its subsidiaries who are borrowers or guarantors under the New Credit Facility to (B) the net book value of all drilling rigs owned by the Company and certain of its local content affiliates, is not less than 80% at the end of each fiscal quarter (the "Guaranteed Rig Value Ratio"). As of June 30, 2018, the Company was in compliance with each of the financial covenants under the New Credit Agreement as follows (dollars in millions):

	Min/Max	Value as of
Financial covenant	Requirement	June 30, 2018
Total tangible capitalization	55%	33%
Liquidity (in millions)	$300.0	$2,392.9
Marketed Rig Value Ratio	3.00	4.18
Guaranteed Rig Value Ratio	80%	85%

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The New Credit Agreement also contains additional covenants generally applicable to the Company and its subsidiaries that the Company considers usual and customary for an agreement of this type, including compliance with laws (including environmental laws, ERISA and anti-corruption and sanctions laws), delivery of quarterly and annual financial statements, maintenance and operation of property, restrictions on investments, asset sales, the incurrence of liens and indebtedness, mergers and other fundamental changes, restricted payments, repurchases and redemptions of indebtedness and equity, sale and leaseback transactions and transactions with affiliates. Borrowings under the New Credit Facility are subject to acceleration upon the occurrence of events of default that the Company considers usual and customary for an agreement of this type.

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
In January 2017, at the expiration of the Tender Offers, the Company paid $32.8 million to repurchase an additional $34.6 million aggregate principal amount of outstanding Subject Notes, consisting of $0.1 million of the 2017 Notes, $0.9 million of the 2019 Notes and $33.6 million of the 2022 Notes. The Company recognized a $2.0 million gain on the early extinguishment of debt.
On January 9, 2017, the Company called for redemption $92.1 million aggregate principal amount of the 2017 Notes that remained outstanding and on February 8, 2017, the Company paid $94.0 million to redeem such notes and recognized a $2.1 million loss on early extinguishment of debt.
In the second quarter of 2017, the Company paid $33.5 million in cash to retire $35.8 million aggregate principal amount of the 2022 Notes and recognized a $2.4 million gain on early extinguishment of debt.
Debt Guarantee and Other Provisions
The Senior Notes are RCI’s senior unsecured obligations and rank senior in right of payment to all of its subordinated indebtedness and pari passu in right of payment with any of RCI’s future senior indebtedness, including any indebtedness under RCI’s senior Existing Credit Facility. The Senior Notes rank effectively junior to RCI’s future secured indebtedness, if any, to the extent of the value of its assets constituting collateral securing that indebtedness and to all existing and future indebtedness of its subsidiaries (other than indebtedness and liabilities owed to RCI).
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
Other provisions of the Company's debt agreements limit the ability of the Company to create liens that secure debt, engage in sale and leaseback transactions, merge or consolidate with another company and, in the event of noncompliance, restrict investment activities and asset purchases and sales, among other things. The Company was in compliance with its debt covenants at June 30, 2018.
Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $19.6 million and $12.8 million at June 30, 2018 and 2017, respectively.
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
Income Taxes– In accordance with US GAAP for interim reporting, the Company has historically estimated its full-year effective tax rate and applied this rate to ordinary income or loss for the reporting period. The Company has determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate this historical method would not provide reliable results for the three and six months ended June 30, 2018. Therefore, a discrete year-to-date method of reporting was used for the three and six months ended June 30, 2018. The Company provides for income taxes based upon the tax laws and rates in effect in the countries in which it conducts operations. The amounts of the provisions are impacted by such laws and rates and the availability of deductions, credits and other benefits in each of the various jurisdictions. Overall effective tax rate may therefore vary considerably from quarter to quarter and from year to year based on the actual or projected location of operations, levels of income, intercompany gains or losses, and other factors.
On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the U.S. Tax Act. The U.S. Tax Act significantly changes U.S. corporate income tax laws including but not limited to reducing the U.S. corporate income tax rate from 35% to 21%, requiring a one-time transition tax on mandatory deemed repatriation of certain unremitted non-U.S. earnings as of December 31, 2017, and changing how non-U.S. subsidiaries are taxed in the U.S. as of January 1, 2017. The Company is applying the guidance in accordance with the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118") that allows provisional estimates for the tax effects of the U.S. Tax Act. As of June 30, 2018, the Company is still in the process of gathering data and completing its analysis on the U.S. Tax Act that includes the one-time transition tax, U.S. tax on non-U.S. subsidiaries, related net operating losses and valuation allowance, and have made no change with respect to the provisional amounts recorded. The provisional estimates will be finalized within one year from the date of enactment as allowed under SAB 118.

The effective tax rate for the three and six months ended June 30, 2018, was 4.9% as a result of tax benefit on pre-tax loss and (1.2)% as a result of tax expense on pre-tax loss, respectively, compared to (294.3)% as a result of tax expense on pre-tax loss and 156.3% as a result of a tax expense on pre-tax income for the comparable prior-year periods ended June 30, 2017.
The Company recognized an income tax benefit of $3.9 million and income tax provision of $2.3 million for the three and six months ended June 30, 2018, respectively, compared to an income tax provision of $21.4 million and $51.1 million for the comparable periods of 2017. The decrease of $25.3 million for the three months ended June 30, 2018, is primarily attributed to a) the current period estimate using a discrete year-to-date interim reporting method and decrease in valuation allowance of the deferred tax asset related to pension plan changes, and b) the impact from the three months ended June 30, 2017 of additional deferred tax expense related to restructuring and an increase in valuation allowance on Luxembourg deferred tax assets. The decrease of $48.8 million for the six months ended June 30, 2018, is primarily attributed to a) the current period estimate using a discrete year-to-date interim reporting method and decrease in valuation allowance of the deferred tax asset related to pension plan changes, and b) the impact from the six months ended June 30, 2017 of additional deferred tax expense related to restructuring and an increase in valuation allowance on Luxembourg deferred tax assets.
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
Note 11 – Segment Information and Disaggregation of Revenue
Prior to ARO commencing operations on October 17, 2017 (see Note 3), the Company operated in two segments: Deepwater and Jack-ups. The Company now operates in three principal operating segments: Deepwater, which consists of its drillship operations, Jack-ups, which is composed of the Company's jack-up operations and results associated with the Company's arrangements with ARO primarily under the Transition Services Agreement (direct operating costs only), Rig Management Agreement, Rig Lease Agreement and Secondment Agreement (see Note 3), and ARO, the Company's 50/50 joint venture with Saudi Aramco. ARO was formed to own, manage and operate offshore drilling units in Saudi Arabia. These segments provide one primary service – contract drilling. The Company evaluates performance primarily based on income from operations.
Depreciation and amortization and Selling, general and administrative expenses related to the Company's corporate function and other administrative offices have not been allocated to its operating segments for purposes of measuring segment operating income

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and are included in "Unallocated and other." In addition, revenue and general and administrative costs related to providing transition services to ARO are included in "Unallocated and other" (see Note 3). "Other operating items - expense" consists of, to the extent applicable, loss on disposals of property and equipment. Segment results are presented below (in millions):

	Three months ended June 30,
	Deepwater	Jack-ups	ARO	Unallocated and other	Reportable segments total	Eliminations and adjustments	Consolidated
2018
Revenue	$65.8	$166.6	$70.8	$8.9	$312.1	$(70.8)	$241.3
Operating expenses:
Direct operating costs (excluding items below)	40.8	135.5	35.9	—	212.2	(35.9)	176.3
Depreciation and amortization	27.0	69.9	16.8	0.5	114.2	(16.8)	97.4
Selling, general and administrative	—	—	6.8	25.2	32.0	(6.8)	25.2
Other operating items - expense	—	2.2	0.9	—	3.1	(0.9)	2.2
Equity in earnings of unconsolidated subsidiary	—	—	—	—	—	1.6	1.6
Income (loss) from operations	$(2.0)	$(41.0)	$10.4	$(16.8)	$(49.4)	$(8.8)	$(58.2)

2017
Revenue	$122.7	$197.5	$—	$—	$320.2	$—	$320.2
Operating expenses:
Direct operating costs (excluding items below)	39.0	129.8	—	—	168.8	—	168.8
Depreciation and amortization	28.4	72.4	—	0.7	101.5	—	101.5
Selling, general and administrative	—	—	—	22.2	22.2	—	22.2
Other operating items - (income) expense	—	3.2	—	(0.1)	3.1	—	3.1
Income (loss) from operations	$55.3	$(7.9)	$—	$(22.8)	$24.6	$—	$24.6

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Six months ended June 30,
	Deepwater	Jack-ups	ARO	Unallocated and other	Reportable segments total	Eliminations and adjustments	Consolidated
2018
Revenue	$117.9	$316.7	$129.1	$17.9	$581.6	$(129.1)	$452.5
Operating expenses:
Direct operating costs (excluding items below)	69.8	263.9	69.3	—	403.0	(69.3)	333.7
Depreciation and amortization	53.9	140.2	33.4	1.2	228.7	(33.4)	195.3
Selling, general and administrative	—	—	13.2	50.8	64.0	(13.2)	50.8
Other operating items - expense	—	3.5	1.0	—	4.5	(1.0)	3.5
Equity in earnings of unconsolidated subsidiary	—	—	—	—	—	0.3	0.3
Income (loss) from operations	$(5.8)	$(90.9)	$12.2	$(34.1)	$(118.6)	$(11.9)	$(130.5)

2017
Revenue	$283.4	$411.1	$—	$—	$694.5	$—	$694.5
Operating expenses:
Direct operating costs (excluding items below)	83.9	256.2	—	—	340.1	—	340.1
Depreciation and amortization	56.7	142.5	—	1.4	200.6	—	200.6
Selling, general and administrative	—	—	—	46.4	46.4	—	46.4
Other operating items - (income) expense	—	6.6	—	(0.1)	6.5	—	6.5
Income (loss) from operations	$142.8	$5.8	$—	$(47.7)	$100.9	$—	$100.9
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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Deepwater Revenue:
United States	$65.8	$120.3	$117.9	$281.0
Other	—	2.4	—	2.4
Total	$65.8	$122.7	$117.9	$283.4

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Jack-ups Revenue:
Saudi Arabia	$94.1	$93.3	$182.0	$187.5
Norway	24.6	43.9	63.4	95.1
Trinidad	31.7	34.6	43.3	76.0
United Kingdom	11.5	13.7	21.9	29.2
United States	4.7	11.9	6.1	23.2
Other	—	0.1	—	0.1
Total	$166.6	$197.5	$316.7	$411.1

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Unallocated and Other Revenue:
Saudi Arabia	$8.9	$—	$17.9	$—
Total	$8.9	$—	$17.9	$—

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
The condensed consolidating financial information that follows is presented on the equity method of accounting in accordance with Rule 3-10 of Regulation S-X in connection with Rowan plc’s guarantee of the Senior Notes and reflects the corporate ownership structure as of June 30, 2018. Financial information for the three and six months ended June 30, 2017, has been recast to reflect changes to the corporate ownership structure that occurred in the fourth quarter of 2017 and second quarter of 2018. The Condensed Consolidating Balance Sheets as of December 31, 2017 have been recast to reflect changes to the corporate ownership structure that occurred in the second quarter of 2018 as if the corporate ownership structure was in place at January 1, 2015. In addition, the Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Other Comprehensive Income (Loss) for the three and six months ended June 30, 2017, have been adjusted for the adoption of new accounting standards (see Note 1 for additional information).

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Three months ended June 30, 2018
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUE	$—	$0.3	$241.2	$(0.2)	$241.3

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	(0.2)	176.4	0.1	176.3
Depreciation and amortization	—	—	97.4	—	97.4
Selling, general and administrative	5.3	0.2	20.0	(0.3)	25.2
Loss on disposals of property and equipment	—	0.7	1.5	—	2.2
Total costs and expenses	5.3	0.7	295.3	(0.2)	301.1

Equity in earnings of unconsolidated subsidiary	—	—	1.6	—	1.6

LOSS FROM OPERATIONS	(5.3)	(0.4)	(52.5)	—	(58.2)

OTHER INCOME (EXPENSE):
Interest expense	—	(38.0)	(1.3)	0.4	(38.9)
Interest income	—	0.9	7.2	(0.4)	7.7
Other - net	5.1	(2.4)	6.1	—	8.8
Total other income (expense), net	5.1	(39.5)	12.0	—	(22.4)

LOSS BEFORE INCOME TAXES	(0.2)	(39.9)	(40.5)	—	(80.6)
Provision (benefit) for income taxes	—	(6.5)	2.6	—	(3.9)
Equity in earnings (losses) of subsidiaries, net of tax	(76.5)	44.0	—	32.5	—

NET INCOME (LOSS)	$(76.7)	$10.6	$(43.1)	$32.5	$(76.7)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Three months ended June 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUE	$—	$23.1	$320.3	$(23.2)	$320.2

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	(4.5)	191.1	(17.8)	168.8
Depreciation and amortization	—	5.3	96.0	0.2	101.5
Selling, general and administrative	5.9	4.0	17.9	(5.6)	22.2
Loss on disposals of property and equipment	—	1.5	1.6	—	3.1
Total costs and expenses	5.9	6.3	306.6	(23.2)	295.6

INCOME (LOSS) FROM OPERATIONS	(5.9)	16.8	13.7	—	24.6

OTHER INCOME (EXPENSE):
Interest expense	—	(39.0)	(0.1)	0.2	(38.9)
Interest income	—	1.0	2.4	(0.2)	3.2
Gain on extinguishment of debt	—	2.4	—	—	2.4
Other - net	5.2	(4.8)	1.0	—	1.4
Total other income (expense) - net	5.2	(40.4)	3.3	—	(31.9)

INCOME (LOSS) BEFORE INCOME TAXES	(0.7)	(23.6)	17.0	—	(7.3)
Provision (benefit) for income taxes	—	(1.0)	22.6	(0.2)	21.4
Equity in earnings (losses) of subsidiaries, net of tax	(28.0)	5.6	—	22.4	—

NET LOSS	$(28.7)	$(17.0)	$(5.6)	$22.6	$(28.7)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Six months ended June 30, 2018
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUE	$—	$2.0	$452.5	$(2.0)	$452.5

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	—	333.7	—	333.7
Depreciation and amortization	—	—	195.3	—	195.3
Selling, general and administrative	12.7	0.5	39.6	(2.0)	50.8
Loss on disposals of property and equipment	—	0.6	2.9	—	3.5
Total costs and expenses	12.7	1.1	571.5	(2.0)	583.3

Equity in earnings of unconsolidated subsidiary	—	—	0.3	—	0.3

INCOME (LOSS) FROM OPERATIONS	(12.7)	0.9	(118.7)	—	(130.5)

OTHER INCOME (EXPENSE):
Interest expense	—	(76.5)	(1.8)	0.9	(77.4)
Interest income	—	2.0	13.5	(0.9)	14.6
Other - net	10.0	(7.8)	4.4	—	6.6
Total other income (expense) - net	10.0	(82.3)	16.1	—	(56.2)

LOSS BEFORE INCOME TAXES	(2.7)	(81.4)	(102.6)	—	(186.7)
Provision (benefit) for income taxes	—	(7.5)	9.8	—	2.3
Equity in earnings (losses) of subsidiaries, net of tax	(186.3)	99.2	—	87.1	—

NET INCOME (LOSS)	$(189.0)	$25.3	$(112.4)	$87.1	$(189.0)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Six months ended June 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUES	$—	$37.6	$694.8	$(37.9)	$694.5

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	0.8	370.7	(31.4)	340.1
Depreciation and amortization	—	10.0	190.4	0.2	200.6
Selling, general and administrative	11.8	1.9	39.4	(6.7)	46.4
Loss on disposals of property and equipment	—	1.7	4.8	—	6.5
Total costs and expenses	11.8	14.4	605.3	(37.9)	593.6

INCOME (LOSS) FROM OPERATIONS	(11.8)	23.2	89.5	—	100.9

OTHER INCOME (EXPENSE):
Interest expense	—	(78.6)	(0.2)	0.3	(78.5)
Interest income	—	1.7	3.8	(0.3)	5.2
Gain on extinguishment of debt	—	2.2	—	—	2.2
Other - net	10.3	(9.6)	2.2	—	2.9
Total other income (expense) - net	10.3	(84.3)	5.8	—	(68.2)

INCOME (LOSS) BEFORE INCOME TAXES	(1.5)	(61.1)	95.3	—	32.7
Provision (benefit) for income taxes	—	(10.2)	62.3	(1.0)	51.1
Equity in earnings (losses) of subsidiaries, net of tax	(16.9)	19.1	—	(2.2)	—

NET INCOME (LOSS)	$(18.4)	$(31.8)	$33.0	$(1.2)	$(18.4)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
Three months ended June 30, 2018
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME (LOSS)	$(76.7)	$10.6	$(43.1)	$32.5	$(76.7)

OTHER COMPREHENSIVE INCOME:
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income, net of income taxes	15.9	15.9	—	(15.9)	15.9
Net reclassification adjustment for amounts recognized in net income (loss) as a component of net periodic benefit cost, net of income taxes	1.9	1.9	—	(1.9)	1.9

	17.8	17.8	—	(17.8)	17.8

COMPREHENSIVE INCOME (LOSS)	$(58.9)	$28.4	$(43.1)	$14.7	$(58.9)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Comprehensive Loss
Three months ended June 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET LOSS	$(28.7)	$(17.0)	$(5.6)	$22.6	$(28.7)

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustment for amounts recognized in net loss as a component of net periodic benefit cost, net of income taxes	0.8	0.8	—	(0.8)	0.8

COMPREHENSIVE LOSS	$(27.9)	$(16.2)	$(5.6)	$21.8	$(27.9)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
Six months ended June 30, 2018
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME (LOSS)	$(189.0)	$25.3	$(112.4)	$87.1	$(189.0)

OTHER COMPREHENSIVE INCOME:
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income, net of income taxes	15.9	15.9	—	(15.9)	15.9
Net reclassification adjustment for amounts recognized in net income (loss) as a component of net periodic benefit costs, net of income taxes	4.7	4.7	—	(4.7)	4.7

	20.6	20.6	—	(20.6)	20.6

COMPREHENSIVE INCOME (LOSS)	$(168.4)	$45.9	$(112.4)	$66.5	$(168.4)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
Six months ended June 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME (LOSS)	$(18.4)	$(31.8)	$33.0	$(1.2)	$(18.4)

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustment for amounts recognized in net income (loss) as a component of net periodic benefit cost, net of income taxes	1.7	1.7	—	(1.7)	1.7

COMPREHENSIVE INCOME (LOSS)	$(16.7)	$(30.1)	$33.0	$(2.9)	$(16.7)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
June 30, 2018
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$0.1	$38.7	$1,093.9	$—	$1,132.7
Receivables - trade and other	0.1	1.0	237.0	—	238.1
Prepaid expenses and other current assets	—	4.9	10.2	—	15.1
Total current assets	0.2	44.6	1,341.1	—	1,385.9

Property and equipment - gross	—	259.3	8,710.3	—	8,969.6
Less accumulated depreciation and amortization	—	134.2	2,337.4	—	2,471.6
Property and equipment - net	—	125.1	6,372.9	—	6,498.0

Investments in consolidated subsidiaries	5,249.5	6,500.1	—	(11,749.6)	—
Due from affiliates	0.2	740.6	12.5	(753.3)	—
Long-term note receivable from unconsolidated subsidiary	—	—	269.6	—	269.6
Investment in unconsolidated subsidiary	—	—	31.2	—	31.2
Other assets	—	33.6	12.6	—	46.2
	$5,249.9	$7,444.0	$8,039.9	$(12,502.9)	$8,230.9

CURRENT LIABILITIES:
Accounts payable - trade	$0.2	$10.9	$78.4	$—	$89.5
Deferred revenue	—	—	6.8	—	6.8
Accrued liabilities	—	77.0	54.3	—	131.3
Total current liabilities	0.2	87.9	139.5	—	227.6

Long-term debt	—	2,510.6	—	—	2,510.6
Due to affiliates	16.5	11.1	725.7	(753.3)	—
Other liabilities	3.5	223.6	24.8	—	251.9
Deferred income taxes - net	—	—	11.1	—	11.1
Shareholders' equity	5,229.7	4,610.8	7,138.8	(11,749.6)	5,229.7
	$5,249.9	$7,444.0	$8,039.9	$(12,502.9)	$8,230.9

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$0.2	$206.3	$1,125.6	$—	$1,332.1
Receivables - trade and other	—	1.2	211.6	—	212.8
Prepaid expenses and other current assets	0.3	10.7	4.5	—	15.5
Total current assets	0.5	218.2	1,341.7	—	1,560.4

Property and equipment - gross	—	241.9	8,592.0	—	8,833.9
Less accumulated depreciation and amortization	—	121.4	2,159.8	—	2,281.2
Property and equipment - net	—	120.5	6,432.2	—	6,552.7

Investments in consolidated subsidiaries	5,401.1	6,387.1	—	(11,788.2)	—
Due from affiliates	0.2	680.0	11.5	(691.7)	—
Long-term note receivable from unconsolidated subsidiary	—	—	270.2	—	270.2
Investment in unconsolidated subsidiary	—	—	30.9	—	30.9
Other assets	—	36.4	7.7	—	44.1
	$5,401.8	$7,442.2	$8,094.2	$(12,479.9)	$8,458.3

CURRENT LIABILITIES:
Accounts payable - trade	$0.7	$12.9	$83.6	$—	$97.2
Deferred revenue	—	—	1.1	—	1.1
Accrued liabilities	—	95.7	63.4	—	159.1
Total current liabilities	0.7	108.6	148.1	—	257.4

Long-term debt	—	2,510.3	—	—	2,510.3
Due to affiliates	11.2	11.4	669.1	(691.7)	—
Other liabilities	3.8	261.2	28.6	—	293.6
Deferred income taxes - net	—	—	10.9		10.9
Shareholders' equity	5,386.1	4,550.7	7,237.5	(11,788.2)	5,386.1
	$5,401.8	$7,442.2	$8,094.2	$(12,479.9)	$8,458.3

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2018
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(3.2)	$(95.2)	$52.5	$—	$(45.9)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(2.9)	(74.0)	—	(76.9)
Purchase of rigs	—	—	(70.8)	—	(70.8)
Proceeds from disposals of property and equipment	—	0.1	1.9	—	2.0
Investments in consolidated subsidiaries	—	(5.0)	—	5.0	—
Repayments of note receivable from unconsolidated subsidiary	—	—	1.7	—	1.7

Net cash used in investing activities	—	(7.8)	(141.2)	5.0	(144.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (to) from affiliates	6.6	(64.6)	58.0	—	—
Contributions from issuer	—	—	5.0	(5.0)	—
Debt issue costs	—	—	(6.0)	—	(6.0)
Shares repurchased for tax withholdings on vesting of restricted share units	(3.5)	—	—	—	(3.5)

Net cash provided by (used in) financing activities	3.1	(64.6)	57.0	(5.0)	(9.5)

DECREASE IN CASH AND CASH EQUIVALENTS	(0.1)	(167.6)	(31.7)	—	(199.4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	0.2	206.3	1,125.6	—	1,332.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$0.1	$38.7	$1,093.9	$—	$1,132.7

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(4.5)	$71.0	$71.8	$0.2	$138.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(14.7)	(42.6)	—	(57.3)
Proceeds from disposals of property and equipment	—	0.8	0.5	—	1.3
Investments in consolidated subsidiaries	—	(6.5)	—	6.5	—
Investment in unconsolidated subsidiary	—	—	(25.0)	—	(25.0)

Net cash used in investing activities	—	(20.4)	(67.1)	6.5	(81.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (to) from affiliates	6.4	(195.3)	189.1	(0.2)	—
Contributions from issuer	—	—	6.5	(6.5)	—
Reductions of long-term debt	—	(163.4)	—	—	(163.4)
Shares repurchased for tax withholdings on vesting of restricted share units	(4.4)	—	—	—	(4.4)

Net cash provided by (used in) financing activities	2.0	(358.7)	195.6	(6.7)	(167.8)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2.5)	(308.1)	200.3	—	(110.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3.7	532.0	719.8	—	1,255.5
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1.2	$223.9	$920.1	$—	$1,145.2

ROWAN COMPANIES PLC AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2018, included in this Quarterly Report and with our Annual Report on Form 10-K for the year ended December 31, 2017. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in Item 1A of our Annual Report, as may be updated or supplemented in our subsequent filings with the SEC. See "Forward-Looking Statements."
OVERVIEW
We are a global provider of offshore contract drilling services to the oil and gas industry, with a focus on high-specification and harsh-environment jack-up rigs and ultra-deepwater drillships. We currently operate in three segments: Deepwater, Jack-ups and ARO, our 50/50 joint venture with Saudi Aramco. The Deepwater segment includes four ultra-deepwater drillships. The Jack-ups segment is composed of 23 self-elevating jack-up rigs and includes the impact of the various arrangements with ARO (see Note 3 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. The information discussed therein is incorporated by reference into this Part I, Item 2). ARO owns a fleet of five self-elevating jack-up rigs for operation in the Arabian Gulf for Saudi Aramco. Our fleet operates worldwide, including the US GOM, the U.K. and Norwegian sectors of the North Sea, the Middle East and Trinidad.

As of July 18, 2018, the date of our most recent Fleet Status Report, two of our four drillships were contracted in the US GOM. For our jack-up fleet, we had four rigs under contract in the North Sea, three under contract in Trinidad and two under contract in the US GOM. In the Middle East, we had six rigs under contract and five leased to ARO to fulfill five, three-year contracts between Saudi Aramco and ARO. Additionally, we have three uncontracted jack-up rigs of which two are cold stacked.

We contract our drilling rigs, related equipment and work crews primarily on a "day rate" basis. Under day rate contracts, we generally receive a fixed amount per day for each day we are performing drilling or related services. In addition, our customers may pay all or a portion of the cost of moving our equipment and personnel to and from the well site. Contracts generally range in duration from one month to multiple years. Rigs leased to ARO will be through bareboat charter agreements whereby substantially all operating costs will be borne by ARO. ARO will contract with the customer, Saudi Aramco, and directly receive related revenue. Unless the context otherwise requires, the terms "Rowan," Rowan plc," "Company," "we," "us" and "our" are used to refer to Rowan plc and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Anadarko Early Termination Revenue
During the quarter ended June 30, 2018, we recognized $27.8 million of revenue related to an early termination fee from Anadarko Petroleum Corporation (“Anadarko”) pursuant to our drilling contract for the drillship Rowan Resolute (the “Anadarko Contract”). Termination of the Anadarko Contract became effective on June 1, 2018. The early termination fee is a lump sum payment for the remainder of the term of the Anadarko Contract at a rate of $418,400 per day. The Anadarko Contract was originally scheduled to terminate on August 6, 2018.
CURRENT BUSINESS ENVIRONMENT
Since the industry downturn in late 2014, the cancellation and postponement of drilling programs have resulted in significantly reduced demand for offshore drilling services globally and sharply lower day rates on newly executed contracts. The offshore rig over supply and demand imbalance was further exacerbated by the delivery of 251 new jack-ups and 164 new floaters since the beginning of the most recent newbuild cycle, which started in early 2006. As of July 18, 2018, we believe that there remained approximately 87 additional jack-up rigs on order or under construction worldwide for delivery through 2020 (relative to approximately 310 jack-up rigs currently on contract), and 42 floaters on order or under construction worldwide for delivery through 2021 (relative to approximately 133 floating rigs currently on contract). To our knowledge, none of the jack-up newbuilds have contracts in place and only two floater newbuilds have future contracts signed, with up to four additional floaters potentially under contract, subject to restructuring procedures in Brazil. We expect delivery for many of the newbuilds to be deferred until a recovery in demand is more visible, and some rigs under construction may eventually be cancelled.

Drilling contractors have responded to the downturn by retiring assets, stacking certain idle equipment and deferring newbuild deliveries. Since the beginning of 2014, we estimate that approximately 75 jack-ups and 110 floaters have been removed from the total fleet in various forms of attrition. Consistent with this industry response, we have sold six of our oldest jack-ups, cold-stacked two of our older jack-ups, and have had as many as six warm stacked jack-ups and three warm stacked ultra-deepwater drillships. We have reduced day rates on certain drilling contracts, some in exchange for extended contract duration, agreed to certain contract terminations, and taken aggressive steps to reduce operating and support costs. We have also formed ARO, our joint venture with Saudi Aramco, to enhance our long term competitive position with the world's largest user of jack-up rigs.
Partly as a result of the industry’s actions to rationalize the marketed offshore rig fleet, overall utilization for marketed jack-ups has improved modestly since early 2017, while marketed utilization for drillships has stabilized and is showing early signs of a modest improvement. The increase in crude oil prices since mid-2017 has also led to a more favorable industry backdrop for drilling activity. Demand for jack-ups has increased over this period, and the improvement has favored certain regions such as those with harsh environment conditions where there are fewer units with the required capabilities. While industry utilization and demand for drillships have stabilized, we expect excessive levels of idle capacity will continue to depress day rates. As of mid-2018, we have concluded work on all of our legacy drillship contracts, which were signed at the prior peak of the market cycle, and looking forward, we expect our drillship contracts will be more in-line with current market rates. Our recent success at contracting two of our drillships, albeit for short term work, in part reflects the general increase in tendering activity.
While we have seen some recent improvement in contract awards, given the current offshore rig supply and demand dynamics, we expect the marketing environment to remain extremely competitive across the broad offshore rig market for the next few years until a more pronounced recovery in offshore rig demand materializes. Due to the shorter cycle nature of the shallow water markets, we expect jack-up demand to continue improving in advance of the floater market.
As the market stabilizes and improves, we believe that we are well-positioned to take advantage of the next up-cycle given our financial condition, solid operational reputation, and modern fleet of high-specification and harsh-environment jack-ups and state-of-the-art ultra-deepwater drillships. We continue to focus on securing backlog, operating efficiency, cost reduction initiatives, and upgrading various systems and data analytics to drive improved drilling performance and predictive maintenance.

BACKLOG
Our backlog by geographic area as of the date of our most recent Fleet Status Report is presented below (in millions):

	July 18, 2018
	Jack-ups (1) (2)	Deepwater	Total
US GOM	$12.4	$22.1	$34.5
Middle East (1) (2)	241.3	—	241.3
North Sea	93.7	—	93.7
Central and South America	40.2	—	40.2
Total backlog	$387.6	$22.1	$409.7

(1) Excludes ARO's revenue backlog.
(2) The total estimated revenue backlog includes $175.7 million of estimated bareboat charter revenue for five jack-ups leased to ARO to fulfill contracts between ARO and Saudi Aramco. Substantially all the operating costs for jack-ups leased to ARO through bareboat charter agreements will be borne by ARO.

We estimate our backlog as of July 18, 2018 will be realized as follows (in millions):

Year Ended:	Jack-ups(1) (2)	Deepwater	Total
2018	$216.9	$22.1	$239.0
2019	89.2	—	89.2
2020	50.2	—	50.2
2021	31.3	—	31.3
2022 and later years	—	—	—
Total backlog	$387.6	$22.1	$409.7

(1) Excludes ARO's revenue backlog.
(2) The total estimated revenue backlog includes $175.7 million of estimated bareboat charter revenue for five jack-ups leased to ARO to fulfill contracts between ARO and Saudi Aramco. Substantially all the operating costs for jack-ups leased to ARO through bareboat charter agreements will be borne by ARO.

Our contract backlog represents remaining contractual terms and may not reflect actual revenue due to renegotiations or a number of factors such as rig downtime, out of service time, estimated contract durations, customer concessions or contract cancellations.
About 56% of our remaining available rig days in 2018 and 27% of available rig days in 2019 are included in backlog as revenue producing days as of July 18, 2018, excluding cold-stacked rigs. As of that date, we had two jack-ups that were cold stacked, and one jack-up and two drillships that were marketed without a contract.
Since 2014, we have recognized asset impairment charges on several of our jack-up drilling units as a result of the decline in market conditions and the expectation of future demand and day rates. If market conditions deteriorate, we could be required to recognize additional impairment charges in future periods.

RESULTS OF OPERATIONS
We analyze the financial results of each of our operating segments. The operating segments presented are consistent with our reportable segments discussed in Note 11 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report.

The following table presents certain key performance indicators by rig classification (6):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue (in millions):
Deepwater
Day rate revenue	$65.0	$122.2	$116.7	$282.1
Rebillable revenue (1)	0.8	0.5	1.2	1.3
Total Deepwater	$65.8	$122.7	$117.9	$283.4

Jack-ups
Day rate revenue	$154.3	$195.1	$286.1	$405.1
Secondment revenue (1)	8.8	—	21.8	—
Rebillable revenue (1)	2.8	2.1	6.6	5.5
Miscellaneous revenue (1)	0.7	0.3	2.2	0.5
Total Jack-ups	$166.6	$197.5	$316.7	$411.1

Unallocated
Transition services revenue (1)	$8.9	$—	$17.9	$—

Total revenue	$241.3	$320.2	$452.5	$694.5

Revenue-producing days:
Deepwater	70	204	160	474
Jack-ups	1,173	1,503	2,122	3,050
Total revenue-producing days	1,243	1,707	2,282	3,524

Available days: (2)
Deepwater	364	364	724	724
Jack-ups	1,729	2,093	3,439	4,164
Total available days	2,093	2,457	4,163	4,888

Average day rate (in thousands): (3)
Deepwater (4)	$929.0	$599.6	$729.6	$595.3
Jack-ups	$131.4	$129.9	$134.8	$132.8
Total fleet (4)	$176.3	$186.0	$176.5	$195.0

Utilization: (5)
Deepwater	19%	56%	22%	65%
Jack-ups	68%	72%	62%	73%
Total fleet	59%	69%	55%	72%

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

(4) For the three and six months ended June 30, 2018, revenue for this calculation includes $27.8 million related to the Anadarko early contract termination fee to which there are no associated revenue-producing days.

(5) Utilization is the number of revenue-producing days, including fractional days, divided by the number of available days.
(6) All revenue and key performance indicators exclude the results from rigs owned by ARO beginning on October 17, 2017, the date the rigs were sold to ARO.

Rig Utilization (4)
The following table sets forth an analysis of time that our rigs were idle or out-of-service as a percentage of available days (which excludes cold-stacked rigs) and time that our rigs experienced operational downtime and are off-rate as a percentage of revenue-producing days:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Deepwater:
Idle (1)	75.0%	44.0%	75.0%	34.5%
Out-of-service (2)	5.8%	—%	2.9%	—%
Operational downtime (3)	—%	—%	—%	—%

Jack-ups:
Idle (1)	19.3%	15.0%	23.4%	16.2%
Out-of-service (2)	11.4%	12.5%	13.6%	9.2%
Operational downtime (3)	2.1%	1.1%	1.9%	1.8%
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

Three months ended June 30, 2018, compared to three months ended June 30, 2017
A summary of our consolidated results of operations follows (in millions):

	Three months ended June 30,
	2018	2017	Change	% Change
Deepwater:
Revenue	$65.8	$122.7	$(56.9)	(46)%
Operating expenses:
Direct operating costs (excluding items below)	40.8	39.0	1.8	5%
Depreciation and amortization	27.0	28.4	(1.4)	(5)%
Income (loss) from operations	$(2.0)	$55.3	$(57.3)	n/m

Jack-ups:
Revenue	$166.6	$197.5	$(30.9)	(16)%
Operating expenses:
Direct operating costs (excluding items below)	135.5	129.8	5.7	4%
Depreciation and amortization	69.9	72.4	(2.5)	(3)%
Other operating items - expense	2.2	3.2	(1.0)	n/m
Loss from operations	$(41.0)	$(7.9)	$(33.1)	419%

ARO:
Revenue	$70.8	$—
Operating expenses:
Direct operating costs (excluding items below)	35.9	—
Depreciation and amortization	16.8	—
Selling, general and administrative	6.8	—
Other operating items - expense	0.9	—
Income from operations	$10.4	$—

Unallocated costs and other:
Revenue	$8.9	$—	$8.9	n/m
Operating expenses:
Depreciation and amortization	0.5	0.7	(0.2)	(29)%
Selling, general and administrative	25.2	22.2	3.0	14%
Other operating items - income	—	(0.1)	0.1	n/m
Loss from operations	$(16.8)	$(22.8)	$6.0	(26)%

“n/m” - not meaningful.

	Three months ended June 30,
	2018	2017	Change	% Change
Reportable segments total:
Revenue	$312.1	$320.2
Operating expenses:
Direct operating costs (excluding items below)	212.2	168.8
Depreciation and amortization	114.2	101.5
Selling, general and administrative	32.0	22.2
Other operating items - expense	3.1	3.1
Income (loss) from operations	$(49.4)	$24.6

Eliminations and adjustments:
Revenue	$(70.8)	$—
Operating expenses:
Direct operating costs (excluding items below)	(35.9)	—
Depreciation and amortization	(16.8)	—
Selling, general and administrative	(6.8)	—
Other operating items - expense	(0.9)	—
Equity in earnings of unconsolidated subsidiary	1.6	—
Income (loss) from operations	$(8.8)	$—

Total Company:
Revenue	$241.3	$320.2	$(78.9)	(25)%
Direct operating costs (excluding items below)	176.3	168.8	7.5	4%
Depreciation and amortization	97.4	101.5	(4.1)	(4)%
Selling, general and administrative	25.2	22.2	3.0	14%
Other operating items - expense	2.2	3.1	(0.9)	n/m
Equity in earnings of unconsolidated subsidiary	1.6	—	1.6	n/m
Income (loss) from operations	$(58.2)	$24.6	$(82.8)	n/m
Other (expense), net	(22.4)	(31.9)	9.5	(30)%
Loss before income taxes	(80.6)	(7.3)	(73.3)	n/m
Provision (benefit) for income taxes	(3.9)	21.4	(25.3)	n/m
Net loss	$(76.7)	$(28.7)	$(48.0)	167%

"n/m" - not meaningful.
Revenue
Consolidated. The decrease in consolidated revenue is described below.
Deepwater. An analysis of the net changes in revenue for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, are set forth below (in millions):

Increase (Decrease)
Fewer revenue-producing days	$(80.3)
Lower average drillship day rates	(4.7)
Anadarko early contract termination fee	27.8
Higher reimbursable revenue	0.3
Decrease	$(56.9)

Jack-ups. An analysis of the net changes in revenue for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, are set forth below (in millions):

Increase (Decrease)
Fewer revenue-producing days	$(23.1)
Lower average jack-up day rates	(0.3)
Higher other revenue	1.1
ARO related - decrease due to sale of assets to ARO	(17.4)
ARO related - increase in ARO related secondment reimbursables	8.8
Decrease	$(30.9)
Unallocated. For the three months ended June 30, 2018, we recorded $8.9 million of revenue related to transition services provided to ARO. See Note 3 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report for more information.
Direct operating costs
Consolidated. The increase in consolidated direct operating costs is described below.
Deepwater. An analysis of the net changes in direct operating costs for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, are set forth below (in millions):

Increase (Decrease)
Increase in drillship direct operating expenses	$4.6
Higher reimbursable costs	0.3
Decrease due to idle drillships	(1.9)
Reduction in shorebase costs and other	(1.2)
Increase	$1.8
Jack-ups. An analysis of the net changes in direct operating costs for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, are set forth below (in millions):

Increase (Decrease)
Reactivation cost for Bess Brants and Earnest Dees	$6.0
Increase in jack-up direct operating expense	2.8
Higher reimbursable costs	0.7
Reduction in shorebase costs and other	(2.7)
Decrease due to idle or cold-stacked rigs	(1.6)
ARO related - management fee	12.0
ARO related - increase to secondment reimbursable costs	8.8
ARO related - decrease due to sale of assets to ARO	(20.3)
Increase	$5.7
Selling, general and administrative
The increase in Selling, general and administrative expenses for the second quarter of 2018, as compared to the second quarter of 2017, is largely due to fair market value adjustments to non-employee directors' equity awards.
Other operating items
In the second quarter of 2018, we had a loss on disposals of property and equipment of $2.2 million compared to a loss of $3.1 million in the second quarter of 2017.

Other expense, net
In the second quarter of 2018, we recognized a benefit of $10.4 million in net periodic cost, exclusive of service cost, of our pension and other post-retirement benefit plans compared to a benefit of $1.5 million in the second quarter of 2017. The benefit in the second quarter of 2018 was primarily due to a curtailment gain of $11.4 million related to changes in our pension plan. Additionally, Interest income increased primarily as a result of higher cash balances in 2018 as compared to 2017, and $2.8 million of interest income related to the note receivable from ARO (see Note 3 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report for more information). The second quarter of 2017 included $2.4 million of gain on extinguishment of debt.
Provision (benefit) for income taxes
For the three months ended June 30, 2018, we recognized an income tax benefit of $3.9 million compared to an income tax provision of $21.4 million for the comparable period in 2017. The decrease of $25.3 million is primarily attributed to a) the current period estimate using a discrete year-to-date interim reporting method and decrease in valuation allowance of the deferred tax asset related to pension plan changes, and b) the impact from the three months ended June 30, 2017 of additional deferred tax expense related to restructuring and an increase in valuation allowance on Luxembourg deferred tax assets.

Six months ended June 30, 2018, compared to six months ended June 30, 2017

A summary of our consolidated results of operations follows (in millions):

	Six months ended June 30,
	2018	2017	Change	% Change
Deepwater:
Revenue	$117.9	$283.4	$(165.5)	(58)%
Operating expenses:
Direct operating costs (excluding items below)	69.8	83.9	(14.1)	(17)%
Depreciation and amortization	53.9	56.7	(2.8)	(5)%
Income (loss) from operations	$(5.8)	$142.8	$(148.6)	n/m

Jack-ups:
Revenue	$316.7	$411.1	$(94.4)	(23)%
Operating expenses:
Direct operating costs (excluding items below)	263.9	256.2	7.7	3%
Depreciation and amortization	140.2	142.5	(2.3)	(2)%
Other operating items - expense	3.5	6.6	(3.1)	(47)%
Income (loss) from operations	$(90.9)	$5.8	$(96.7)	n/m

ARO:
Revenue	$129.1	$—
Operating expenses:
Direct operating costs (excluding items below)	69.3	—
Depreciation and amortization	33.4	—
Selling, general and administrative	13.2	—
Other operating items - expense	1.0	—
Income from operations	$12.2	$—

Unallocated costs and other:
Revenue	$17.9	$—	$17.9	n/m
Operating expenses:
Depreciation and amortization	1.2	1.4	(0.2)	(14)%
Selling, general and administrative	50.8	46.4	4.4	9%
Other operating items - income	—	(0.1)	0.1	n/m
Loss from operations	$(34.1)	$(47.7)	$13.6	(29)%

“n/m” - not meaningful.

	Six months ended June 30,
	2018	2017	Change	% Change
Reportable segments total:
Revenue	$581.6	$694.5
Operating expenses:
Direct operating costs (excluding items below)	403.0	340.1
Depreciation and amortization	228.7	200.6
Selling, general and administrative	64.0	46.4
Other operating items - expense	4.5	6.5
Income (loss) from operations	$(118.6)	$100.9

Eliminations and adjustments:
Revenue	$(129.1)	$—
Operating expenses:
Direct operating costs (excluding items below)	(69.3)	—
Depreciation and amortization	(33.4)	—
Selling, general and administrative	(13.2)	—
Other operating items - expense	(1.0)	—
Equity in earnings of unconsolidated subsidiary	0.3	—
Income (loss) from operations	$(11.9)	$—

Total Company:
Revenue	$452.5	$694.5	$(242.0)	(35)%
Direct operating costs (excluding items below)	333.7	340.1	(6.4)	(2)%
Depreciation and amortization	195.3	200.6	(5.3)	(3)%
Selling, general and administrative	50.8	46.4	4.4	9%
Other operating items - expense	3.5	6.5	(3.0)	n/m
Equity in earnings of unconsolidated subsidiary	0.3	—	0.3	n/m
Income (loss) from operations	$(130.5)	$100.9	$(231.4)	n/m
Other (expense), net	(56.2)	(68.2)	12.0	(18)%
Income (loss) before income taxes	(186.7)	32.7	(219.4)	n/m
Provision for income taxes	2.3	51.1	(48.8)	(95)%
Net loss	$(189.0)	$(18.4)	$(170.6)	n/m

"n/m" - not meaningful.
Revenue
Consolidated. The decrease in consolidated revenue is described below.
Deepwater. An analysis of the net changes in revenue for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, are set forth below (in millions):

Increase (Decrease)
Fewer revenue-producing days	$(191.5)
Lower average drillship day rates	(1.7)
Lower reimbursable revenue	(0.1)
Anadarko early contract termination fee	27.8
Decrease	$(165.5)

Jack-ups. An analysis of the net changes in revenue for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, are set forth below (in millions):

Increase (Decrease)
Fewer revenue-producing days	$(81.3)
Lower average jack-up day rates	(3.0)
Higher other revenue	2.8
ARO related - decrease due to sale of assets to ARO	(34.7)
ARO related - increase in ARO related secondment reimbursables	21.8
Decrease	$(94.4)
Unallocated. For the six months ended June 30, 2018, we recorded $17.9 million of revenue related to transition services provided to ARO. See Note 3 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report for more information.
Direct operating costs
Consolidated. The decrease in consolidated direct operating costs is described below.
Deepwater. An analysis of the net changes in direct operating costs for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, are set forth below (in millions):

Increase (Decrease)
Decrease due to idle drillships	$(13.3)
Reduction in shore base costs and other	(4.2)
Lower reimbursable costs	(0.1)
Increase in drillship direct operating expenses	3.5
Decrease	$(14.1)
Jack-ups. An analysis of the net changes in direct operating costs for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, are set forth below (in millions):

Increase (Decrease)
Increase in jack-up direct operating expense	$7.2
Reactivation cost for Bess Brants and Earnest Dees	6.0
Higher reimbursable costs	1.1
Reduction in shore base costs and other	(11.0)
Decrease due to idle or cold-stacked rigs	(6.6)
ARO related - management fee	22.6
ARO related - increase in secondment reimbursable costs	21.8
ARO related - decrease due to sale of assets to ARO	(33.4)
Increase	$7.7
Selling, general and administrative
The increase in Selling, general and administrative expenses for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, is largely due to higher professional services fees.
Other operating items
During the six months ended June 30, 2018, we had a loss on disposals of property and equipment of $3.5 million compared to a loss of $6.5 million during the six months ended June 30, 2017.

Other expense, net
The decrease in Other expense, net, is largely the result of increased Interest income primarily due to higher cash balances in 2018 as compared to 2017, and $5.6 million of interest income related to the note receivable from ARO (see Note 3 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report for more information). Additionally, in the second quarter of 2018, we recognized a benefit of $9.9 million in net periodic cost, exclusive of service cost, of our pension and other postretirement benefit plans compared to a benefit of $3.0 million in the second quarter of 2017. The benefit in 2018 was primarily due to a curtailment gain of $11.4 million in the second quarter of 2018 related to changes in our pension plan. Partially offsetting these items, we had an increase in net foreign currency exchange losses of $2.5 million and the prior year period included $2.2 million of gain on extinguishment of debt.
Provision for income taxes
For the six months ended June 30, 2018, we recognized an income tax provision of $2.3 million compared to an income tax provision of $51.1 million for the comparable period in 2017. The decrease of $48.8 million is primarily attributed to a) the current period estimate using a discrete year-to-date interim reporting method and decrease in valuation allowance of the deferred tax asset related to pension plan changes, and b) the impact from the six months ended June 30, 2017 of additional deferred tax expense related to restructuring and an increase in valuation allowance on Luxembourg deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES
Key balance sheet amounts, ratios and availability under the New Credit Facility and Existing Credit Facility were as follows (dollars in millions):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$1,132.7	$1,332.1
Current assets	$1,385.9	$1,560.4
Current liabilities	$227.6	$257.4
Current ratio	6.09	6.06
Long-term debt	$2,510.6	$2,510.3
Outstanding letters of credit	$7.7	$7.3
Shareholders' equity	$5,229.7	$5,386.1
Debt-to-capitalization ratio (1)	33%	32%
Availability under New Credit Facility and Existing Credit Facility	$1,260.3	$1,495.0
(1) This calculation includes outstanding letters of credit as outstanding debt
Sources and uses of cash and cash equivalents were as follows (in millions):

	Six months ended June 30,
	2018	2017
Net operating cash flows	$(45.9)	$138.5
Capital expenditures	(76.9)	(57.3)
Purchase of rigs	(70.8)	—
Investment in unconsolidated subsidiary	—	(25.0)
Repayments of note receivable from unconsolidated subsidiary	1.7	—
Proceeds from disposals of property and equipment	2.0	1.3
Reductions of long-term debt	—	(163.4)
Debt issue costs	(6.0)	—
Shares repurchased for tax withholdings on vesting of restricted share units	(3.5)	(4.4)
Total net use	$(199.4)	$(110.3)

Operating Cash Flows
We used cash in operations of approximately $46 million in the six months ended June 30, 2018 compared to cash generated from operations of approximately $139 million in the comparable prior-year period. This decrease is primarily due to lower drilling activity in the current year.
We have not provided deferred income taxes on certain undistributed earnings of non-U.K. subsidiaries. No subsidiary of RCI has a plan to distribute earnings to RCI in a manner that would cause those earnings to be subject to U.S., U.K. or other local country taxation.
Investing Activities
Capital expenditures for the six months ended June 30, 2018, totaled $76.9 million.
In addition, we spent $70.8 million, which includes transaction costs of $1.5 million, for the purchase of two 2013 built Le Tourneau Super 116E jack-ups in January 2018.
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
Financing Activities
The Senior Notes and any amounts outstanding under our New Credit Facility and Existing Credit Facility are fully, unconditionally and irrevocably guaranteed on a senior and unsecured basis by Rowan plc. We were in compliance with our debt covenants under our New Credit Facility and Existing Credit Facility at June 30, 2018, and expect to remain in compliance throughout 2018.
Annual interest payments on the Senior Notes are estimated to be approximately $150 million in 2018. No principal payments are required until each series’ final maturity date. Management believes that existing cash balances, and amounts available under our New Credit Facility and Existing Credit Facility will be sufficient to satisfy the Company’s cash requirements for the following twelve months.
Additional information related to our Senior Notes, New Credit Facility and Existing Credit Facility is described in Note 10 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report. The information discussed therein is incorporated by reference into this Part I, Item 2.
Off-balance Sheet Arrangements and Contractual Obligations
Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, future minimum operating lease obligations and purchase commitments. During the first six months of 2018, there were no material changes outside the ordinary course of business in the specified contractual obligations other than we amended our Existing Credit Facility and entered into the New Credit Facility which is currently undrawn. The amendment to our Existing Credit Facility and the New Credit Facility are described in Note 10 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report. The information discussed therein is incorporated by reference into this Part I, Item 2. We had no off-balance sheet arrangements as of June 30, 2018, other than future minimum operating lease obligations, letters of credit and other purchase commitments in the ordinary course of business.
Rowan has a potential obligation to fund ARO for newbuild jack-up rigs. See Note 6 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report for more information. The information discussed therein is incorporated by reference into this Part I, Item 2.

We periodically employ letters of credit in the normal course of our business and had outstanding letters of credit of approximately $7.7 million at June 30, 2018, of which $5.4 million were issued under the Company's New Credit Facility.
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
During the three and six months ended June 30, 2018, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates were based.
Recent Accounting Pronouncements
Information related to recent accounting pronouncements is described in Note 1 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Item 1, Part I of this Quarterly Report, and the information discussed therein is incorporated by reference into this Part I, Item 2.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk – Our outstanding debt at June 30, 2018, consisted entirely of fixed-rate debt with a carrying value of $2.511 billion and a weighted-average annual interest rate of 5.8%. We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate.
Our Long-term note receivable from unconsolidated subsidiary consisted of a 10-year shareholder note receivable from ARO at a stated interest rate of LIBOR plus two percent with a carrying value of $269.6 million at June 30, 2018. A one-percentage-point decrease in LIBOR would decrease our interest income by approximately $3 million in the next twelve months, while a one-percentage-point increase in LIBOR would increase our interest income by approximately $3 million in the same period.
Currency exchange rate risk – A substantial majority of our revenue is received in USD, which is our functional currency. However, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. We did not enter into such transactions for the purpose of speculation, trading or investing in the market. Our risk policy allows us to enter into such forward exchange contracts; however, we do not currently anticipate entering into such transactions in the future and had no such contracts outstanding as of June 30, 2018.
Commodity price risk – Fluctuating commodity prices affect our future earnings materially to the extent that they influence demand for our products and services.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting
There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2018, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table presents information with respect to acquisitions of our shares for the second quarter of 2018:

Month ended	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1 - 30, 2018	2,454	$13.54	—	$—
May 1 - 31, 2018	1,431	$14.38	—	$—
June 1 - 30, 2018	9,552	$15.65	—	$—
Total	13,437	$15.13	—

(1) The total number of shares acquired includes shares acquired from employees by an affiliated EBT in satisfaction of tax withholding requirements. The price paid for shares acquired in satisfaction of withholding taxes is the share price on the date of the transaction. There were no shares repurchased under any share repurchase program during the second quarter of 2018.

(2) The ability to make share repurchases is subject to the discretion of our Board and the limitations set forth in the U.K. Companies Act of 2006, which generally provides that share repurchases may only be made out of distributable reserves. At our 2018 general meeting of shareholders on May 24, 2018, our shareholders approved new repurchase agreements and counterparties, which approval will remain valid until May of 2023. Our Board has authority to commence or suspend share repurchase programs from time to time without prior notice pursuant to these approved repurchase agreements. There are no share repurchase programs outstanding at June 30, 2018.

Item 6. Exhibits
(a)    The following is a list of exhibits filed with this Form 10-Q:

10.1
Credit Agreement, dated as of May 22, 2018, among RDC Holdings Luxembourg S.à r.l., as borrower, Rowan Companies plc, as parent, the lenders party thereto from time to time, the issuing lenders party thereto from time to time, Wells Fargo Bank, National Association, as administrative agent, an issuing lender and swingline lender, Citibank, N.A., DNB Bank ASA, New York Branch, Bank of America, N.A., Barclays Bank plc and MUFG Bank, Ltd., as Co-Syndication Agents, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2018 (File No. 1-5491).

10.2
Amendment No. 3 and Consent to Amended and Restated Credit Agreement and Successor Agency Agreement, dated as of May 22, 2018, among Rowan Companies, Inc., a Delaware corporation, as borrower, Rowan Companies plc, as parent, Wells Fargo Bank, National Association, as an issuing lender, as swingline lender and as the administrative agent, Wilmington Trust, National Association, as successor administrative agent, the lenders party thereto and the other parties thereto, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 23, 2018 (File No. 1-5491).

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

ROWAN COMPANIES PLC
(Registrant)

Date: August 1, 2018	/s/ STEPHEN M. BUTZ
Stephen M. Butz
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2018	/s/ DENNIS S. BALDWIN
Dennis S. Baldwin
Chief Accounting Officer
(Principal Accounting Officer)