Form 10-Q
period 2018-09-30
ROWAN COMPANIES PLC
filed 2018-10-31
CIK 85408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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

The number of Class A ordinary shares, $0.125 par value, outstanding at Wednesday, October 24, 2018, was 127,068,684, which excludes 1,134,001 shares held by an affiliated employee benefit trust.

FORWARD-LOOKING STATEMENTS
Statements contained in this quarterly report on Form 10-Q (this "Quarterly Report"), including in the documents incorporated by reference herein, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "could," "may," "might," "should," "will," "forecast," "potential," "outlook," "scheduled," "predict," "will be," "will continue," "will likely result," and similar words and specifically include statements regarding expected financial and operating performance; the proposed transaction with Ensco plc; dividend payments; share repurchases or repayment of debt; business strategies; expected utilization, day rates, revenue, operating expenses, contract terms, contract backlog and fleet status; performance of our joint venture with Saudi Aramco; capital expenditures; tax rates and positions; impairments; insurance coverages; access to financing and funding sources, including borrowings under our Existing Credit Facility and New Credit Facility; the availability, delivery, mobilization, contract commencement, relocation or other movement of rigs and the timing thereof; construction, enhancement, upgrade or repair and costs and timing thereof; the suitability of rigs for future contracts; general market, business and industry conditions, trends and outlook; rig demand; future operations; the impact of increasing regulatory requirements; divestiture of selected assets; expense management; the likely outcome of legal proceedings; the impact of competition and consolidation in the industry; the timing of acquisitions, dispositions and other business transactions; customer financial position; and commodity prices. Such statements are subject to numerous risks, uncertainties and assumptions that may cause actual results to vary materially from those indicated, including:

•	our ability to complete the Transaction with Ensco;

•	failure, difficulties and delays in meeting conditions required for closing set forth in the agreement governing the Transaction with Ensco;

•	our ability to obtain requisite regulatory and shareholder approval and satisfy the other conditions to the consummation of the Transaction with Ensco;

•
the potential impact of the announcement or consummation of the Transaction with Ensco on relationships, including with employees, suppliers, customers, competitors, lenders and credit rating agencies;

•	our ability to successfully integrate the operations and employees of the Company and Ensco and to realize synergies and cost savings following the consummation of the Transaction;

•	prices of oil and natural gas and industry expectations about future prices and impacts of regional or global financial or economic downturns;

•	changes in the offshore drilling market, including fluctuations in worldwide rig supply and demand, competition or technology, including as a result of delivery of newbuild drilling units;

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
Other relevant factors are included in "Risk Factors" in Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

GLOSSARY OF TERMS
The following frequently used abbreviations or acronyms are used in this Quarterly Report as defined below:

Abbreviation/Acronym	Definition
2017 Notes	The Company's 5% Senior Notes due 2017
2019 Notes	The Company's 7.875% Senior Notes due 2019
2022 Notes	The Company's 4.875% Senior Notes due 2022
2024 Notes	The Company's 4.75% Senior Notes due 2024
2025 Notes	The Company's 7.375% Senior Notes due 2025
2042 Notes	The Company's 5.4% Senior Notes due 2042
2044 Notes	The Company's 5.85% Senior Notes due 2044
ARO	Saudi Aramco Rowan Offshore Drilling Company
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of directors of the Company
Cobalt	Cobalt International Energy, L.P.
Company	Rowan Companies, plc together with its wholly-owned subsidiaries
Company Compensation Committee	Compensation committee of the board of directors of the Company
EBT	Employee benefit trust of the Company
Ensco	Ensco plc, a public limited company organized under the laws of England and Wales
Exchange Act	Securities Exchange Act of 1934
Existing Credit Agreement	The Company's amended and restated senior unsecured revolving credit agreement entered into with a group of lenders on May 22, 2018, which matures January 23, 2021
Existing Credit Facility	Commitments in the amount of $310.7 million provided by a group of lenders under the Existing Credit Agreement
FASB	Financial Accounting Standards Board
IRS	U.S. Internal Revenue Service
New Credit Agreement	The Company's senior unsecured revolving credit agreement entered into with a group of lenders on May 22, 2018, which matures May 22, 2023
New Credit Facility	Commitments in the amount of $955 million provided by a group of lenders under the New Credit Agreement
NYSE	The New York Stock Exchange
OPEC	Organization of Petroleum Exporting Countries
P-Units	Performance Units
RCI	Rowan Companies Inc., a subsidiary of the Company
Rowan plc	Rowan Companies plc
RSUs	Restricted Share Units
SARs	Share Appreciation Rights
Saudi Aramco	Saudi Arabian Oil Company
SEC	The United States Securities and Exchange Commission
Senior Notes	The 2019 Notes, 2022 Notes, 2024 Notes, 2025 Notes, 2042 Notes and 2044 Notes, collectively
Subject Notes	The 2017 Notes, 2019 Notes, 2022 Notes and the 2024 Notes, collectively
Transaction
The transactions contemplated by the Transaction Agreement, pursuant to which each of the issued and outstanding Class A ordinary shares of the Company will be exchanged for 2.215 Class A ordinary shares of Ensco pursuant to a court-sanctioned scheme of arrangement under Part 26 of the U.K. Companies Act 2006

Transaction Agreement	The agreement, dated October 7, 2018, by and between the Company and Ensco, pursuant to which the Company and Ensco will effect a "merger-of-equals" transaction
TSR	Total Shareholder Return

Abbreviation/Acronym	Definition
U.K.	United Kingdom
U.S.	United States
U.S. Tax Act	2017 Tax Cuts and Jobs Act
US GAAP	Accounting principles generally accepted in the United States of America
US GOM	United States Gulf of Mexico
USD	U.S. Dollar

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
REVENUE	$192.9	$291.6	$645.4	$986.1

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	182.3	168.7	516.0	508.8
Depreciation and amortization	99.0	103.4	294.3	304.0
Selling, general and administrative	26.6	24.9	77.4	71.3
Loss on disposals of property and equipment	1.5	2.8	5.0	9.3
Total costs and expenses	309.4	299.8	892.7	893.4

Equity in earnings of unconsolidated subsidiary	3.1	—	3.4	—

INCOME (LOSS) FROM OPERATIONS	(113.4)	(8.2)	(243.9)	92.7

OTHER INCOME (EXPENSE):
Interest expense	(39.2)	(38.5)	(116.6)	(117.0)
Interest income	8.0	3.7	22.6	8.9
Gain (loss) on extinguishment of debt	—	(0.5)	—	1.7
Other - net	4.0	0.8	10.6	3.7
Total other (expense) - net	(27.2)	(34.5)	(83.4)	(102.7)

LOSS BEFORE INCOME TAXES	(140.6)	(42.7)	(327.3)	(10.0)
Provision (benefit) for income taxes	3.5	(21.8)	5.8	29.3

NET LOSS	$(144.1)	$(20.9)	$(333.1)	$(39.3)

NET LOSS PER SHARE - BASIC AND DILUTED	$(1.13)	$(0.17)	$(2.63)	$(0.31)

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED	127.1	126.2	126.9	126.1

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
NET LOSS	$(144.1)	$(20.9)	$(333.1)	$(39.3)

OTHER COMPREHENSIVE INCOME (LOSS):
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income, net of income tax expense of $0 for both the three months ended September 30, 2018 and 2017, and $4.2 and $0 for the nine months ended September 30, 2018 and 2017, respectively (see Note 5).	—	—	15.9	—
Net reclassification adjustment for amounts recognized in net loss as a component of net periodic benefit cost, net of income tax (benefit) expense of ($0.1) and $0.5 for the three months ended September 30, 2018 and 2017, respectively, and $1.1 and $1.5 for the nine months ended September 30, 2018, and 2017, respectively (see Notes 5 and 9).	(0.7)	1.0	4.0	2.7

	(0.7)	1.0	19.9	2.7

COMPREHENSIVE LOSS	$(144.8)	$(19.9)	$(313.2)	$(36.6)
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,032.4	$1,332.1
Receivables - trade and other	281.5	212.8
Prepaid expenses and other current assets	31.4	15.5
Total current assets	1,345.3	1,560.4

PROPERTY AND EQUIPMENT:
Drilling equipment	8,864.1	8,697.8
Other property and equipment	140.9	136.1
Property and equipment - gross	9,005.0	8,833.9
Less accumulated depreciation and amortization	2,566.9	2,281.2
Property and equipment - net	6,438.1	6,552.7

Long-term note receivable from unconsolidated subsidiary	269.0	270.2

Investment in unconsolidated subsidiary	34.3	30.9

Other assets	44.7	44.1
	$8,131.4	$8,458.3

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$201.1	$—
Accounts payable - trade	112.2	97.2
Deferred revenue	17.8	1.1
Accrued liabilities	122.2	159.1
Total current liabilities	453.3	257.4

Long-term debt	2,309.6	2,510.3
Other liabilities	268.6	293.6
Deferred income taxes - net	11.1	10.9
Commitments and contingent liabilities (Note 6)

SHAREHOLDERS' EQUITY:
Class A Ordinary Shares, $0.125 par value; 128.2 and 128.1 shares issued, respectively; 127.1 and 126.3 shares outstanding, respectively	16.0	16.0
Additional paid-in capital	1,497.4	1,488.6
Retained earnings	3,824.8	4,109.7
Cost of 1.1 and 1.8 treasury shares, respectively	(7.7)	(9.3)
Accumulated other comprehensive loss	(241.7)	(218.9)
Total shareholders' equity	5,088.8	5,386.1
	$8,131.4	$8,458.3
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three months ended September 30, 2018
(In millions)
(Unaudited)

	Shares outstanding	Class A ordinary shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance, June 30, 2017	126.2	$16.0	$1,480.1	$4,018.6	$(9.3)	$(195.3)	$5,310.1
Net shares issued (acquired) under share-based compensation plans	—	—	(0.1)	—	—	—	(0.1)
Share-based compensation	—	—	4.6	—	—	—	4.6
Retirement benefit adjustments, net of tax expense of $0.5	—	—	—	—	—	1.0	1.0
Net loss	—	—	—	(20.9)	—	—	(20.9)
Balance, September 30, 2017	126.2	$16.0	$1,484.6	$3,997.7	$(9.3)	$(194.3)	$5,294.7

Balance, June 30, 2018	127.0	$16.0	$1,493.6	$3,968.9	$(7.8)	$(241.0)	$5,229.7
Net shares issued (acquired) under share-based compensation plans	0.1	—	(0.7)	—	0.1	—	(0.6)
Share-based compensation	—	—	4.5	—	—	—	4.5
Retirement benefit adjustments, net of tax benefit of $0.1	—	—	—	—	—	(0.7)	(0.7)
Net loss	—	—	—	(144.1)	—	—	(144.1)
Balance, September 30, 2018	127.1	$16.0	$1,497.4	$3,824.8	$(7.7)	$(241.7)	$5,088.8

See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2018
(In millions)
(Unaudited)

	Shares outstanding	Class A ordinary shares/ Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance, January 1, 2017	125.5	$16.0	$1,471.7	$3,830.4	$(7.2)	$(197.0)	$5,113.9
Net shares issued (acquired) under share-based compensation plans	0.7	—	(2.3)	—	(2.1)	—	(4.4)
Share-based compensation	—	—	15.2	—	—	—	15.2
Adoption of new accounting standard	—	—	—	206.6	—	—	206.6
Retirement benefit adjustments, net of tax expense of $1.5	—	—	—	—	—	2.7	2.7
Net loss	—	—	—	(39.3)	—	—	(39.3)
Balance, September 30, 2017	126.2	$16.0	$1,484.6	$3,997.7	$(9.3)	$(194.3)	$5,294.7

Balance, January 1, 2018	126.3	$16.0	$1,488.6	$4,109.7	$(9.3)	$(218.9)	$5,386.1
Net shares issued (acquired) under share-based compensation plans	0.8	—	(4.2)	—	1.6	—	(2.6)
Share-based compensation	—	—	13.0	—	—	—	13.0
Adoption of new accounting standards (see Note 1)	—	—	—	51.1	—	(45.6)	5.5
Retirement benefit adjustments, net of tax expense of $5.3	—	—	—	—	—	19.9	19.9
Other	—	—	—	(2.9)	—	2.9	—
Net loss	—	—	—	(333.1)	—	—	(333.1)
Balance, September 30, 2018	127.1	$16.0	$1,497.4	$3,824.8	$(7.7)	$(241.7)	$5,088.8
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(333.1)	$(39.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	294.3	304.0
Equity in earnings of unconsolidated subsidiary	(3.4)	—
Deferred income taxes	(4.2)	32.8
Pension and other postretirement benefits (income) expense	(6.8)	5.1
Share-based compensation expense	19.4	19.5
Loss on disposals of property and equipment	5.0	9.3
Other	10.7	1.8
Changes in current assets and liabilities:
Receivables - trade and other	(34.5)	50.8
Prepaid expenses and other current assets	(15.2)	5.3
Accounts payable	9.9	(14.9)
Accrued income taxes	(9.4)	(1.3)
Other current liabilities	(19.0)	6.8
Other postretirement benefit claims paid	(1.2)	(2.0)
Contributions to pension plans	(20.1)	(23.9)
Deferred revenue	7.8	(70.0)
Net changes in other noncurrent assets and liabilities	(12.6)	(43.0)
Net cash provided by (used in) operating activities	(112.4)	241.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(116.9)	(78.6)
Purchase of rigs	(70.8)	—
Investment in unconsolidated subsidiary	—	(25.0)
Repayments of note receivable from unconsolidated subsidiary	2.3	—
Proceeds from disposals of property and equipment	8.1	1.5
Net cash used in investing activities	(177.3)	(102.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reductions of long-term debt	—	(170.0)
Debt issue costs	(6.1)	—
Shares repurchased for tax withholdings on vesting of restricted share units	(3.9)	(4.4)
Net cash used in financing activities	(10.0)	(174.4)

DECREASE IN CASH AND CASH EQUIVALENTS	(299.7)	(35.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,332.1	1,255.5
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,032.4	$1,220.0
See Notes to Unaudited Condensed Consolidated Financial Statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies
Rowan Companies plc, a public limited company incorporated under the laws of England and Wales, is a global provider of offshore contract drilling services to the oil and gas industry, with a focus on high-specification and harsh-environment jack-up rigs and ultra-deepwater drillships. As of September 30, 2018, the Company operated in three segments: Deepwater, Jack-ups and ARO, the Company's 50/50 joint venture with Saudi Aramco. The Deepwater segment included four ultra-deepwater drillships. The Jack-ups segment was composed of 23 self-elevating jack-up rigs and included the impact of the various arrangements with ARO (see Note 3). As of September 30, 2018, ARO owned a fleet of five self-elevating jack-up rigs for operation in the Arabian Gulf for Saudi Aramco. Effective October 1, 2018, the Company sold two jack-ups to ARO (see below). The Company contracts its drilling rigs, related equipment and work crews primarily on a day-rate basis in markets throughout the world, including the US GOM, U.K. and Norwegian sectors of the North Sea, the Middle East, the Mediterranean Sea and Trinidad.
The financial statements included in this Quarterly Report are presented in USD and include the accounts of Rowan plc and its direct and indirect subsidiaries. Unless the context otherwise requires, the terms “Rowan,” and “Company” are used to refer to Rowan plc and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
The financial statements included in this Quarterly Report have been prepared in accordance with US GAAP and the applicable rules and regulations of the SEC. Certain information and notes have been condensed or omitted as permitted by those rules and regulations. The financial information included in this report is unaudited, but management believes the accompanying financial statements contain all adjustments, which are of a normal recurring nature unless otherwise noted, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (as recast in part on Forms 8-K filed with the SEC on May 9, 2018 and August 24, 2018).
Proposed Merger of Rowan Companies plc and Ensco plc

On October 7, 2018, the Company entered into a Transaction Agreement with Ensco, to effect a “merger-of-equals” transaction. In the Transaction Agreement each of the issued and outstanding Class A ordinary shares of the Company will be exchanged for 2.215 Class A ordinary shares of Ensco, each with a nominal value of $0.10 per share. The Transaction is being implemented by means of a court-sanctioned scheme of arrangement under Part 26 of the U.K. Companies Act 2006 (provided that the parties reserve the right under the Transaction Agreement to effect the acquisition by way of a contractual takeover offer as defined in section 974 of the U.K. Companies Act 2006 in certain circumstances). The resulting new combined company will be renamed and trade under a new ticker symbol on the New York Stock Exchange.

The completion of the Transaction is subject to various closing conditions, including, among other things, (i) the receipt of certain approvals of the Company shareholders and the Ensco shareholders, (ii) the sanction of a court-sanctioned scheme of arrangement by the High Court of Justice of England and Wales, (iii) the receipt of certain required regulatory approvals or elapse of certain review periods with respect thereto, including those in the U.S., U.K. and Kingdom of Saudi Arabia, (iv) the absence of legal restraints prohibiting or restraining the Transaction and (v) the absence of any law or order reasonably expected to result in the dissolution of ARO, or the sale, disposition, forfeiture or nationalization of the Company's interest in ARO.

Additionally, the Transaction agreement contains certain termination rights and associated fees and no solicitation provisions.

Sale of Rigs to ARO

On October 10, 2018, the Company concluded the sale of two jack-up rigs, the Scooter Yeargain and the Hank Boswell, to ARO. Transactions included (1) equal cash contributions to ARO by each of Rowan and Saudi Aramco, (2) the receipt of cash from both Rowan and Saudi Aramco in exchange for shareholder notes, (3) the subsequent sale of two rigs and related assets to ARO by Rowan in exchange for cash, and (4) the distribution by ARO of excess cash in the amount of approximately $90 million to each party, to be applied as a repayment to each party's shareholder note, maintaining each party’s 50% ownership interest in ARO following such asset sales. In addition to the 50% equity stake in ARO, the Company has a total of $445 million of shareholder

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

notes due from ARO as of October 1, 2018. By agreement of the parties, this transaction was effective October 1, 2018, at which point the Scooter Yeargain and Hank Boswell each are deemed to have commenced a new three-year contract with Saudi Aramco.

Anadarko Early Termination Revenue
During the second quarter of 2018, the Company recognized $27.8 million of revenue related to an early termination fee from Anadarko Petroleum Corporation (“Anadarko”) pursuant to the Company’s drilling contract for the drillship Rowan Resolute (the “Anadarko Contract”). Termination of the Anadarko Contract became effective on June 1, 2018, and the early termination fee was a lump sum payment for the remainder of the term of the Anadarko Contract, originally scheduled to terminate on August 6, 2018, at a rate of $418,400 per day.
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
Future performance obligation and financing arrangements
Due to the recognition of day rate, as described above, the Company's primary future promised service relates to unconstrained demobilization. Under ASC 606 the Company recognizes unconstrained demobilization revenue over the life of the contract whereas in a typical drilling contract the demobilization, and the resulting cash payment for demobilization, does not occur until the end of the contract. At September 30, 2018, the Company had a contract asset of $5.3 million for unconstrained demobilization revenue (see Note 2) related to the Company recognizing $5.3 million in unconstrained demobilization revenue into income during the three and nine months ended September 30, 2018. We expect to recognize the remaining $3.2 million of our total estimated $8.5 million of unconstrained demobilization into revenue during the remainder of 2018 and 2019 in the amount of $1.5 million and $1.7 million, respectively. We have applied the optional exemption afforded in ASU No. 2014-09 and have not disclosed the variable consideration related to the estimated future day rate revenues. Upon adoption of this standard as of January 1, 2018, the Company recognized a $5.5 million increase to retained earnings related to unconstrained demobilization provisions. Subsequently, during the first quarter of 2018, the Company received a $5.5 million cash payment for such demobilization related to one of the Company's contracts.
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
New Accounting Pronouncements - to be adopted
Lease Accounting – In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842): Amendments to the FASB ASC, which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity's leasing arrangements. Based on the original guidance, lessees and lessors would have been required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU No. 2018-11, Leases (ASC 842): Targeted Improvements, which provides entities with an option to apply the guidance prospectively, instead of retrospectively, and allows for other classification provisions, as described below. ASC 842 is effective for annual and interim periods beginning after December 15, 2018. The Company will elect to recognize its lease asset and lease liabilities on a prospective basis, beginning on January 1, 2019.
Prior to the issuance of ASU No. 2018-11, the Company preliminarily determined that its drilling contracts contained a lease component, and the adoption would require the Company to separately recognize revenue associated with the lease and services components. In July 2018, the FASB issued ASU No. 2018-11, which provides a practical expedient that allows entities to combine lease and non-lease components where the revenue recognition pattern is the same and where the lease component, when accounted

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

for separately, would be considered an operating lease. With respect to the applicability of this practical expedient to the drilling industry, the Company continues to evaluate ASU No. 2018-11 and is working with its peers in the International Association of Drilling Contractors Accounting Sub-committee to discuss the applicability of this practical expedient to its drilling contracts.
The adoption of ASC 842 will have an impact on how the Company's consolidated balance sheets, statements of operations, and disclosures contained in its notes to consolidated financial statements will be presented; however, because the Company continues to evaluate the impact of ASU No. 2018-11, it is unable to quantify the overall impact at this time. As a lessee, estimated future minimum lease commitments are approximately $30 million with an estimated present value of approximately $25 million based on the Company's currently identified lease portfolio. The Company will continue to refine its estimate, which is subject to change at the adoption date of ASC 842.
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
Fair Value Measurement - In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds certain disclosure requirements on fair value measurements including (i) removal of the requirements to disclose the amounts and reasons for as well as the policy for timing of transfers between Level 1 and Level 2 as well as descriptions of valuation processes used for for Level 3 fair value measurements; (ii) certain modifications including clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date and; (iii) add disclosures related to changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period as well as disclosures for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company will be required to adopt the amended guidance in annual and interim reports beginning January 1, 2020, with early adoption permitted. Adoption is required to be applied prospectively with respect to the amendments on changes in unrealized gains and losses, range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and narrative description of measurement uncertainty. All other amendments are to be applied retrospectively to all periods presented. The Company is in the process of evaluating the impact this amendment will have on its consolidated financial statements.
Defined Benefit Plans - In August 2018, the FASB issued ASU No. 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The Company will be required to adopt the amended guidance in annual and interim reports beginning January 1, 2021, with early adoption permitted. Adoption is required to be applied on a retrospective basis to all periods presented. The Company is in the process of evaluating the impact this amendment will have on its consolidated financial statements.
Internal Use Software - In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company will be required to adopt the amended guidance in annual and interim reports beginning January 1, 2020, with early adoption permitted. Adoption may be applied retrospectively or prospectively to implementation costs incurred after the date of adoption. The Company is in the process of evaluating the impact this amendment will have on its consolidated financial statements.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2 – Contract Assets, Deferred Contract Costs Asset and Contract Liabilities
Costs incurred for mobilization, upfront modifications/upgrades and contract preparation are direct costs incurred to fulfill contracts and are expensed over the expected recognition period in the event they are deemed recoverable or in the case of capital upgrades or capital modifications such costs are capitalized and depreciated in accordance with the Company's fixed asset capitalization policy. Such costs other than those capitalized as fixed assets are deferred and recorded as deferred contract costs. Demobilization contract assets reflect the amount of unconstrained demobilization revenue recognized for which the Company's entitlement to invoice the customer is dependent on future performance.
The following table sets forth deferred contract costs, demobilization contract assets and deferred revenue on the Condensed Consolidated Balance Sheets (in millions):

	Balance Sheet Classification	September 30, 2018	December 31, 2017
Deferred Contract Costs and Demobilization Contract Assets
Current	Prepaid expenses and other current assets	$6.7	$2.8
Noncurrent	Other assets	0.4	—
		$7.1	$2.8

Deferred Revenue - Contract liabilities
Current	Deferred revenue	$17.8	$1.1
Noncurrent	Other liabilities	20.2	0.5
		$38.0	$1.6
Presented in the table below are the changes in deferred contract costs during the nine months ended September 30, 2018 (in millions):

September 30, 2018
Deferred Contract Costs Asset
Beginning balance	$2.8
Plus: contractual additions	4.8
Less: amortization	5.8
Ending balance	$1.8
Presented in the table below are the changes in contract assets (See Note 1) during the nine months ended September 30, 2018 (in millions):

September 30, 2018
Contract Assets - Demobilization
Beginning balance	$—
Plus: contractual additions	5.3
Ending balance	$5.3

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Presented in the table below are the changes in deferred revenue during the nine months ended September 30, 2018 (in millions):

September 30, 2018
Deferred Revenue - Deferred mobilization and upgrade/modification revenue
Beginning balance	$1.6
Plus: contractual additions (1)	45.5
Less: amortization	9.1
Ending balance	$38.0

(1) Includes $28.6 million of deferred revenue related to capital expenditures for the Bess Brants, Earnest Dees, EXL I and EXL IV (all leased to ARO) to be received as reimbursement from ARO. A receivable of $28.6 million is included in Receivables - trade and other on the Condensed Consolidated Balance Sheet at September 30, 2018.

Estimated future amortization at September 30, 2018 of our deferred revenue and deferred contract costs to be recognized over the expected recognition period is set forth in the following table (in millions):

	Remaining
	2018	2019	2020	2021	Total
Amortization of deferred revenue	$6.2	$13.9	$9.6	$8.3	$38.0
Amortization of deferred contract costs	0.9	0.6	0.2	0.1	1.8

No impairment losses were recognized on contract assets during the three and nine months ended September 30, 2018.
Customer Contract Amendment (Cobalt) - Deferred Revenue – During the three and nine months ended September 30, 2017, the Company amortized $28.9 million and $57.5 million, respectively, of the $95.9 million of revenue deferred in 2016 related to a contract amendment to our subsidiary's drilling contract with Cobalt with respect to the drillship Rowan Reliance (the "Cobalt Contract"). The Cobalt Contract was originally scheduled to conclude on February 1, 2018, and the amendment provided for termination of the Cobalt Contract as early as March 31, 2017 in consideration for a lump sum payment of $95.9 million. As the Company had the obligation and intent to have the drillship or a substitute available through the pre-amended contract scheduled end date, in certain circumstances (including a 90 day notice of intent to use the rig prior to the original contract scheduled end date of February 1, 2018), the $95.9 million settlement was recorded in 2016 as a deferred revenue liability with an amortization period beginning April 1, 2017 and extending no further than the pre-amended contract scheduled end date. The deferred revenue liability was fully amortized as of December 31, 2017 as Cobalt did not provide notice to the Company by November 2, 2017 (90 day notice of intent to use the rig).
Note 3 – Equity Method Investments and Variable Interest Entities
On November 21, 2016, Rowan and Saudi Aramco, through their subsidiaries, entered into a Shareholders’ Agreement to create a 50/50 joint venture, known as ARO. ARO commenced operations on October 17, 2017, and owns, manages and operates offshore drilling units in Saudi Arabia. See Note 1 for additional information related to ARO. The Company accounts for its interest in ARO using the equity method of accounting and only recognizes its portion of equity earnings in the Company's condensed consolidated financial statements. ARO is a variable interest entity; however, the Company is not the primary beneficiary and therefore does not consolidate ARO. The Company's judgment regarding the level of influence over ARO included considering key factors such as: each company's ownership interest, representation on the board of managers of ARO, ability to direct activities that most significantly impact ARO's economic performance, as well as the ability to influence policy-making decisions.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summarized financial information
Summarized financial information for ARO, as derived from ARO's financial statements, is as follows (in millions):

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Revenue	$89.2	$218.3
Direct operating costs (excluding items below)	51.2	120.5
Depreciation and amortization	17.0	50.4
Selling, general and administrative	6.8	20.0
Gain on disposals of property and equipment	(1.0)	—
Income from operations	15.2	27.4
Interest expense	(5.7)	(16.9)
Provision for income taxes	3.2	3.6
Net income	$6.3	$6.9

Rowan's equity in earnings from ARO	$3.1	$3.4

	September 30, 2018	December 31, 2017
Current assets	$205.8	$108.6
Non-current assets	468.8	459.7
Total assets	$674.6	$568.3

Current liabilities	$107.4	$29.2
Non-current liabilities	566.3	545.1
Total liabilities	$673.7	$574.3
Related party transactions
In connection with the establishment of ARO the Company signed an Asset Transfer and Contribution Agreement. As part of this agreement the Company contributed cash to ARO of $357.7 million in exchange for a 10-year shareholder note receivable from ARO, initially totaling $357.7 million, at a stated interest rate of LIBOR plus two percent. As of September 30, 2018, and December 31, 2017, the outstanding amount for this shareholder note receivable was $269.0 million and $271.3 million, consisting of $269.0 million and $270.2 million, respectively, included in Long-term note receivable from unconsolidated subsidiary on the Company's Condensed Consolidated Balance Sheets. In addition, at December 31, 2017, the Company had a current portion of shareholder note receivable of $1.1 million, which was included in Receivables - trade and other on the Company's Condensed Consolidated Balance Sheets. Interest related to this note is being recognized as a part of Interest income in the Company's Condensed Consolidated Statements of Operations and totaled approximately $2.8 million and $8.4 million for the three and nine months ended September 30, 2018, respectively. At September 30, 2018, the Company had an interest receivable from ARO of $7.5 million which is included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.
In conjunction with the establishment of ARO, the Company entered into a series of agreements with ARO including: a Transition Services Agreement, Secondment Agreement and Lease Agreements. Pursuant to these agreements, the Company, or its seconded employees, will provide various services to ARO, and in return, the Company is to be provided remuneration for those services. From time to time Rowan may sell equipment or supplies to ARO. Revenue and other amounts recognized by Rowan related to these agreements and transactions is as follows (in millions):

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Secondment Revenue - Jack-ups	$14.4	$36.2
Lease Revenue - Jack-ups	8.0	9.1
Transition Services Revenue - Unallocated	9.0	26.9
Sales of supplies - Jack-ups	2.0	3.9
Total Revenue received from ARO	$33.4	$76.1

Proceeds from equipment sales to ARO (a)	$5.9	$7.6

(a) A gain of $0.9 million and $0.7 million for the three and nine months ended September 30, 2018, respectively, was recognized in Loss on disposals of property and equipment on the Condensed Consolidated Statements of Operations. $6.8 million is included in Receivables - trade and other as of September 30, 2018 for the $7.6 million purchase price proceeds.

Total accounts receivable from ARO totaled approximately $59.5 million and $17.3 million as of September 30, 2018 and December 31, 2017, respectively, and are included in Receivables - trade and other on the Condensed Consolidated Balance Sheets.
The Company also entered into a Rig Management Agreement pursuant to which ARO provides certain rig management services for Rowan's rigs while they are contracted with Saudi Aramco and the Company compensates ARO for the services in which they provide to Rowan. For the three and nine months ended September 30, 2018, the Company recognized $9.2 million and $31.8 million, respectively, in Direct operating cost in the Condensed Consolidated Statements of Operations related to these rig management services. Additionally, ARO may sell equipment or supplies to Rowan or purchase such for Rowan, in which case ARO is provided reimbursement. For the three and nine months ended September 30, 2018, the Company recognized $4.4 million and $10.1 million, respectively, in Direct operating cost in the Condensed Consolidated Statements of Operations related to these transactions.
Accounts payable to ARO totaled approximately $11.3 million and $10.8 million as of September 30, 2018 and December 31, 2017, respectively.
The following summarizes the total assets and liabilities as reflected in the Company's Condensed Consolidated Balance Sheets as well as the Company's maximum exposure to loss related to ARO (in millions). Generally, the Company's maximum exposure to loss is limited to its 1) equity investment in the joint venture, 2) outstanding note receivable and 3) any amounts receivable by the Company for services it provides to the joint venture, reduced by payables for services which the Company owes to ARO.

	September 30, 2018	December 31, 2017
Total assets	$370.3	$319.5
Total liabilities	11.3	10.8
Maximum exposure to loss	$359.0	$308.7
Note 4 – Earnings Per Share
Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income per share includes the additional weighted effect of dilutive securities outstanding during the period, which includes RSUs, P-Units, share options and SARs granted under share-based compensation plans. The effect of share equivalents is not included in the computation for periods in which a net loss occurs because to do so would be anti-dilutive.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Share options, SARs, P-Units and RSUs granted under share-based compensation plans are anti-dilutive and excluded from diluted earnings per share when the hypothetical number of shares that could be repurchased under the treasury stock method exceeds the number of shares that can be exercised, or when the Company reports a net loss from continuing operations. Anti-dilutive shares, which could potentially dilute earnings per share in the future, are set forth below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Share options and appreciation rights	1.5	1.7	1.5	1.7
P-Units and RSUs	4.0	4.0	4.2	3.9
Total potentially dilutive shares	5.5	5.7	5.7	5.6
Note 5 – Pension and Other Postretirement Benefits
The Company provides defined-benefit pension, health care and life insurance benefits upon retirement for certain full-time employees.
The components of net periodic pension cost were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service cost (1)	$0.4	$1.2	$5.7	$9.2
Interest cost (2)	7.3	6.4	20.7	19.1
Expected return on plan assets (2)	(9.2)	(9.3)	(27.3)	(28.2)
Amortization of net loss (2)	2.4	5.9	16.1	17.4
Amortization of prior service credit (2)	(0.1)	(1.3)	(1.7)	(3.8)
Curtailment gain (2)	—	—	(11.4)	—
Net periodic pension cost	$0.8	$2.9	$2.1	$13.7

(1) Included in Direct operating costs and Selling, general and administrative on the Condensed Consolidated Statements of Operations
(2) Included in Other - net on the Condensed Consolidated Statements of Operations
The components of net periodic cost of other postretirement benefits were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service cost (1)	$—	$—	$—	$0.1
Interest cost (2)	0.1	0.2	0.4	0.7
Amortization of net loss (2)	0.2	0.2	0.6	0.5
Amortization of prior service credit (2)	(3.3)	(3.3)	(9.9)	(9.9)
Total other postretirement benefit cost	$(3.0)	$(2.9)	$(8.9)	$(8.6)

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
During the nine months ended September 30, 2018, the Company contributed $21.3 million to its pension and other postretirement benefit plans and expects to make additional contributions to such plans totaling approximately $5.7 million for the remainder of 2018.
Note 6 – Commitments and Contingent Liabilities
Letters of credit – The Company periodically employs letters of credit in the normal course of its business and had outstanding letters of credit of approximately $7.7 million at September 30, 2018, of which $5.4 million were issued under the Company's New Credit Facility.
Joint venture funding obligations – Each of Rowan and Saudi Aramco have agreed to take all steps necessary to ensure that ARO purchases at least 20 new build jack-up rigs ratably over 10 years once Saudi Aramco's joint venture to manufacture rigs commences operations. The first rig is expected to be delivered as early as 2021. Rowan and Saudi Aramco intend that the newbuild jack-up rigs will be financed out of available cash from operations and/or funds available from third party debt financing. The parties agreed that Saudi Aramco as a customer will provide drilling contracts to ARO in connection with the acquisition of the new rigs, which contracts could be used as security for third party debt financing if needed. If cash from operations or financing is not available to fund the cost of the newbuild jack-up rig, each partner is obligated to contribute funds, in the form of additional shareholder loans, to purchase such rigs, over time of up to a maximum amount of $1.25 billion per partner in the aggregate for all 20 newbuild jack-up rigs, which total investment amount is subject to a reduction formula as rigs are delivered. Further, no shareholder will be required to fund the delivery of more than three rigs during any twelve (12) month period.
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
The gross unrecognized tax benefits excluding penalties and interest are $98 million and $102 million as of September 30, 2018 and December 31, 2017, respectively. The decrease to gross unrecognized tax benefits was primarily due to the lapse in a statute of limitations and audit closures, partially offset by adjustments to prior years' tax positions taken in certain jurisdictions, and tax positions taken related to current year-to-date anticipated transfer pricing positions. If the September 30, 2018, net unrecognized tax benefits excluding penalties and interest were recognized, this would favorably impact the Company's tax provision by $35 million.

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
In addition to the legal proceedings described above, the Company received a claim in February 2018 by a former agent in the Middle East for compensation associated with the Company's termination of the agent's services. As of September 30, 2018, this matter has been resolved.
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
Liabilities for estimated P-Unit obligations at September 30, 2018, for 2018 grants and prior, included $8.5 million and $5.8 million classified as current and noncurrent, respectively, compared to $11.5 million and $10.5 million, respectively, at December 31, 2017. Current and noncurrent estimated P-Unit liabilities are included in Accrued liabilities, and Other liabilities, respectively, in the Condensed Consolidated Balance Sheets.
At September 30, 2018, estimated unrecognized compensation cost related to nonvested share-based compensation arrangements totaled approximately $36.4 million, which is expected to be recognized as compensation expense over a remaining weighted-average period of 1.8 years.
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

		Estimated fair value measurements
	Fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
September 30, 2018:
Assets - cash equivalents	$1,015.7	$1,015.7	$—	$—
Other assets (Egyptian Pounds)	1.4	1.4	—	—
Other assets (Angolan Kwanza)	2.5	2.5	—	—

December 31, 2017:
Assets - cash equivalents	$1,332.1	$1,332.1	$—	$—
Other assets (Egyptian Pounds)	2.2	2.2	—	—
Other assets (Angolan Kwanza)	4.3	4.3	—	—
At September 30, 2018, and December 31, 2017, the Company held Egyptian pounds in the amount of $1.4 million and $2.2 million, respectively, which are classified as Other assets on the Condensed Consolidated Balance Sheets. The Company ceased drilling operations in Egypt in 2014, and is currently working to obtain access to the funds for use outside Egypt to the extent they are not utilized.
Given stricter foreign currency exchange controls in Angola, the Company determined in May 2017 that its previous method of converting Angola Kwanza to USD is likely no longer feasible. As a result, at September 30, 2018 and December 31, 2017, the Company classified its Angolan Kwanza USD equivalent balance of $2.5 million and $4.3 million, respectively, as non-current assets in Other assets on the Condensed Consolidated Balance Sheets. Currently, the Company considers the amounts to be recoverable and will continue to evaluate options to convert the Angolan Kwanza to USD.
Trade receivables and trade payables, which are required to be measured at fair value, have carrying values that approximate their fair values due to their short maturities.
Other Fair Value Measurements
Financial instruments not required to be measured at fair value consist of the Company’s publicly traded debt securities. The Company’s publicly traded debt securities had a carrying value of $2.511 billion at September 30, 2018, and an estimated fair value at that date aggregating $2.250 billion, compared to a carrying and fair value of $2.510 billion and $2.262 billion, respectively, at December 31, 2017. Fair values of the Company's publicly traded debt securities were provided by a broker who makes a market in such securities and were measured using a market-approach valuation technique, which is a Level 2 fair value measurement.
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
Revenue and receivables from transactions with external customers that amount to 10% or more of revenue during the nine months ended September 30 are set forth below:
Percentage of revenue from major customers:

		Nine months ended September 30,
Customer	Segment	2018	2017
Saudi Aramco	Jack-ups	34%	29%
Anadarko	Deepwater	18%	16%
ARO Drilling	Jack-ups and Unallocated and other	12%	—%
Shell	Jack-ups	6%	—%
Cobalt International	Deepwater	—%	14%

Percentage of receivables from major customers:

Customer	Segment	September 30, 2018	December 31, 2017
Saudi Aramco	Jack-ups	43%	34%
Anadarko	Deepwater	—%	19%
ARO Drilling (1)	Jack-ups and Unallocated and other	23%	9%
Shell	Jack-ups	12%	—%
Cobalt International	Deepwater	—%	—%

(1) Includes receivables related to the services provided to ARO (see Note 3).
Note 9 – Shareholders' Equity
Reclassifications from Accumulated Other Comprehensive Loss – The following table sets forth the significant amounts reclassified out of each component of accumulated other comprehensive loss and their effect on net income (loss) for the period (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Amounts recognized as a component of net periodic pension and other postretirement benefit cost:
Amortization of net loss	$(2.6)	$(6.1)	$(16.7)	$(17.9)
Amortization of prior service credit	3.4	4.6	11.6	13.7
Total before income taxes	0.8	(1.5)	(5.1)	(4.2)
Income tax (expense) benefit	(0.1)	0.5	1.1	1.5
Total reclassifications for the period, net of income taxes	$0.7	$(1.0)	$(4.0)	$(2.7)
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
Note 10 – Other Financial Statement Disclosures
Accounts Receivable – The following table sets forth the components of Receivables - trade and other (in millions):

	September 30, 2018	December 31, 2017
Trade	$260.1	$195.8
Income tax	15.1	8.0
Other	6.3	9.0
Total Receivables - trade and other	$281.5	$212.8
Accrued Liabilities – The following table sets forth the components of Accrued liabilities (in millions):

	September 30, 2018	December 31, 2017
Pension and other postretirement benefits	$10.3	$27.0
Compensation and related employee costs	41.2	69.0
Interest	39.6	32.0
Income taxes	13.5	15.4
Other	17.6	15.7
Total Accrued liabilities	$122.2	$159.1
Long-term Debt – Long-term debt consisted of the following (in millions):

	September 30, 2018	December 31, 2017
7.875% Senior Notes, due August 2019 ($201.4 million principal amount; 8.0% effective rate)	$201.1	$200.9
4.875% Senior Notes, due June 2022 ($620.8 million principal amount; 4.7% effective rate)	624.0	624.6
4.75% Senior Notes, due January 2024 ($398.1 million principal amount; 4.8% effective rate)	396.2	395.9
7.375% Senior Notes, due June 2025 ($500 million principal amount; 7.4% effective rate)	497.8	497.5
5.4% Senior Notes, due December 2042 ($400 million principal amount; 5.4% effective rate)	395.2	395.1
5.85% Senior Notes, due January 2044 ($400 million principal amount; 5.9% effective rate)	396.4	396.3
Total carrying value	$2,510.7	$2,510.3
Current portion (1)	201.1	—
Carrying value, less current portion	$2,309.6	$2,510.3
(1) Current portion of long-term debt at September 30, 2018 included the 7.875% Senior Notes due in August 2019.
Credit Facility
On May 22, 2018, the Company amended and restated its Existing Credit Agreement, which permitted, among other things, entry into the New Credit Agreement and a non-pro rata commitment reduction (the "Commitment Reduction") for each lender under the Existing Credit Agreement who became a lender under the New Credit Facility. The Existing Credit Agreement further provided for, among other things; (i) the reduction of the Existing Credit Agreement's letter of credit subfacility to $0, (ii) the Commitment Reduction and (iii) the resignation of Wells Fargo as administrative agent and appointment of Wilmington Trust, National Association, as successor administrative agent under the Existing Credit Agreement. The Commitment Reduction resulted in the

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

lenders under the New Credit Facility having no commitments under the Existing Credit Facility and reduced the aggregate principal amount of commitments under the Existing Credit Facility to $310.7 million. Of the $310.7 million of availability under the Existing Credit Facility, $60.0 million of the availability matures on January 23, 2019, $150.7 million of the availability matures on January 23, 2020, and the remaining $100.0 million of the availability matures on January 23, 2021. Availability under the Existing Credit Facility was $310.7 million at September 30, 2018 as no amounts were drawn.
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
The Existing Credit Facility requires the Company to maintain a total debt-to-capitalization ratio of less than or equal to 60%. The Company's consolidated debt to total capitalization ratio at September 30, 2018, was 33%. Additionally, the Existing Credit Facility has customary restrictive covenants that, including others, restrict the Company's ability to incur certain debt and liens, enter into certain merger and acquisition agreements, sell, transfer, lease or otherwise dispose of all or substantially all of the Company's assets and substantially change the character of the Company's business from contract drilling.
Availability under the New Credit Facility is $955 million, which matures on May 22, 2023, provided; however, that if the Company's 2022 Notes are not refinanced in full on or prior to February 1, 2022, the maturity date will be February 1, 2022. The New Credit Agreement currently provides for a swingline subfacility in the amount of $50 million, and a letter of credit subfacility in the amount of $129 million, with the ability to increase such amounts (subject to certain lenders agreeing to become issuers of letters of credit following the closing date). Borrowings under the New Credit Facility may be used for working capital and other general corporate purposes. The New Credit Agreement also includes restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, the aggregate amount of the Company’s cash-on-hand, subject to certain exceptions, would exceed $200 million. As of September 30, 2018, no amounts were outstanding and $5.4 million in letters of credit had been issued under the New Credit Facility leaving remaining availability of $949.6 million.
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

The New Credit Agreement contains certain financial covenants applicable to the Company, including: (i) a covenant restricting debt to total tangible capitalization to not greater than 55% at the end of each fiscal quarter, (ii) a minimum liquidity requirement of $300 million, (iii) a covenant that the ratio of the net book value of the Company's drilling rigs either marketed or under contract with a customer to the sum of commitments under the New Credit Agreement, the commitments under the Existing Credit Agreement plus any other indebtedness of the borrower and guarantors (other than unsecured intercompany indebtedness that is contractually subordinated to the obligations under the New Credit Agreement) that is secured by a lien, guaranteed by, or has an obligor who is a subsidiary of Rowan plc, in each case, that directly own or operates a drilling rig, is not less than 3:00 to 1:00 at the end of each fiscal quarter (the "Marketed Rig Value Ratio") and (iv) a covenant that the ratio of (A) the net book value of the Company's drilling rigs, subject to certain exclusions, that are directly wholly owned by Rowan plc and its subsidiaries who are borrowers or guarantors under the New Credit Facility to (B) the net book value of all drilling rigs owned by the Company and certain of its local content affiliates, is not less than 80% at the end of each fiscal quarter (the "Guaranteed Rig Value Ratio"). As of September 30, 2018, the Company was in compliance with each of the financial covenants under the New Credit Agreement as follows:

	Min/Max	Value as of
Financial covenant	Requirement	September 30, 2018
Total tangible capitalization	55%	33%
Liquidity (in millions)	$300.0	$2,292.7
Marketed Rig Value Ratio	3.00	4.14
Guaranteed Rig Value Ratio	80%	84%

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
Other provisions of the Company's debt agreements limit the ability of the Company to create liens that secure debt, engage in sale and leaseback transactions, merge or consolidate with another company and, in the event of noncompliance, restrict investment activities and asset purchases and sales, among other things. The Company was in compliance with its debt covenants at September 30, 2018.

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental Cash Flow Information – Accrued capital expenditures, which are excluded from capital expenditures in the Condensed Consolidated Statements of Cash Flows until settlement, totaled $26.5 million and $12.4 million at September 30, 2018 and 2017, respectively.
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
Income Taxes– In accordance with US GAAP for interim reporting, the Company has historically estimated its full-year effective tax rate and applied this rate to ordinary income or loss for the reporting period. The Company has determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate this historical method would not provide reliable results for the three and nine months ended September 30, 2018. Therefore, a discrete year-to-date method of reporting was used for the three and nine months ended September 30, 2018. The Company provides for income taxes based upon the tax laws and rates in effect in the countries in which it conducts operations. The amounts of the provisions are impacted by such laws and rates and the availability of deductions, credits and other benefits in each of the various jurisdictions. Overall effective tax rate may, therefore, vary considerably from quarter to quarter and from year to year based on the actual or projected location of operations, levels of income, intercompany gains or losses, and other factors.
On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the U.S. Tax Act. The U.S. Tax Act significantly changed U.S. corporate income tax laws including but not limited to reducing the U.S. corporate income tax rate from 35% to 21%, requiring a one-time transition tax on mandatory deemed repatriation of certain unremitted non-U.S. earnings as of December 31, 2017, and changing how non-U.S. subsidiaries are taxed in the U.S. as of January 1, 2017. The Company is applying the guidance in accordance with the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118") that allows provisional estimates for the tax effects of the U.S. Tax Act.

As of September 30, 2018, the Company has adjusted its December 31, 2017 estimate related to the transition tax from $34.1 million to $26.4 million and tax on non-U.S. subsidiaries from $38.3 million to $33.7 million. The Company will fully offset these charges with net operating losses. The December 31, 2017 estimate for remeasurement of U.S. deferred tax assets and liabilities for the income tax rate reduction was adjusted from $56.7 million to $61.6 million. These charges do not impact the financials as they are fully offset by adjustments to a valuation allowance. While the Company was able to make a reasonable estimate of the above items, the ultimate impact may differ from these provisional amounts due to additional analysis and changes in interpretations of existing regulatory guidance. The provisional estimates will be finalized within one year from the date of enactment as allowed under SAB 118.

The effective tax rate for the three and nine months ended September 30, 2018, was (2.5)% and (1.8)% as a result of a tax provision on a pre-tax loss, respectively, compared to 51.0% as a result of a tax benefit on pre-tax loss and (293.7)% as a result of a tax provision on pre-tax loss for the comparable periods ended September 30, 2017. The Company recognized a tax provision of $3.5 million and $5.8 million for the three and nine months ended September 30, 2018, respectively, compared to a tax benefit of $21.8 million and a tax provision of $29.3 million for the comparable periods of 2017. The increase of $25.3 million for the three months ended September 30, 2018 is primarily attributed to the current period estimate using a discrete year-to-date interim reporting method and a reduced benefit from lapses in statute of limitations between 2017 and 2018, partially offset by the impact from the three months ended September 30, 2017 of additional deferred tax expense related to a) restructuring and b) an increase in valuation allowance on Luxembourg deferred tax assets. The decrease of $23.5 million for the nine months ended September 30, 2018, is primarily attributed to a) the current period estimate using a discrete year-to-date interim reporting method and b) the impact from the nine months ended September 30, 2017 of additional deferred tax expense related to restructuring and an increase in valuation allowance on Luxembourg deferred tax assets, partially offset by c) a reduced benefit from lapses in statute of limitations between 2017 and 2018.
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

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11 – Segment Information and Disaggregation of Revenue
Prior to ARO commencing operations on October 17, 2017 (see Note 3), the Company operated in two segments: Deepwater and Jack-ups. The Company now operates in three principal operating segments: Deepwater, which consists of its drillship operations, Jack-ups, which is composed of the Company's jack-up operations and results associated with the Company's arrangements with ARO primarily under the Transition Services Agreement (direct operating costs only), Rig Management Agreement, Rig Lease Agreements and Secondment Agreement (see Note 3), and ARO, the Company's 50/50 joint venture with Saudi Aramco. ARO was formed to own, manage and operate offshore drilling units in Saudi Arabia. These segments provide one primary service –contract drilling. The Company evaluates performance primarily based on income from operations.
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

	Three months ended September 30,
	Deepwater	Jack-ups	ARO	Unallocated and other	Reportable segments total	Eliminations and adjustments	Consolidated
2018
Revenue	$13.9	$170.0	$89.2	$9.0	$282.1	$(89.2)	$192.9
Operating expenses:
Direct operating costs (excluding items below)	48.4	133.9	51.2	—	233.5	(51.2)	182.3
Depreciation and amortization	27.3	71.1	17.0	0.6	116.0	(17.0)	99.0
Selling, general and administrative	—	—	6.8	26.6	33.4	(6.8)	26.6
Other operating items - (income) expense	—	1.5	(1.0)	—	0.5	1.0	1.5
Equity in earnings of unconsolidated subsidiary	—	—	—	—	—	3.1	3.1
Income (loss) from operations	$(61.8)	$(36.5)	$15.2	$(18.2)	$(101.3)	$(12.1)	$(113.4)

2017
Revenue	$88.4	$203.2	$—	$—	$291.6	$—	$291.6
Operating expenses:
Direct operating costs (excluding items below)	33.2	135.5	—	—	168.7	—	168.7
Depreciation and amortization	27.4	75.3	—	0.7	103.4	—	103.4
Selling, general and administrative	—	—	—	24.9	24.9	—	24.9
Other operating items - expense	—	2.7	—	0.1	2.8	—	2.8
Income (loss) from operations	$27.8	$(10.3)	$—	$(25.7)	$(8.2)	$—	$(8.2)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Nine months ended September 30,
	Deepwater	Jack-ups	ARO	Unallocated and other	Reportable segments total	Eliminations and adjustments	Consolidated
2018
Revenue	$131.8	$486.7	$218.3	$26.9	$863.7	$(218.3)	$645.4
Operating expenses:
Direct operating costs (excluding items below)	118.2	397.8	120.5	—	636.5	(120.5)	516.0
Depreciation and amortization	81.2	211.3	50.4	1.8	344.7	(50.4)	294.3
Selling, general and administrative	—	—	20.0	77.4	97.4	(20.0)	77.4
Other operating items - expense	—	5.0	—	—	5.0	—	5.0
Equity in earnings of unconsolidated subsidiary	—	—	—	—	—	3.4	3.4
Income (loss) from operations	$(67.6)	$(127.4)	$27.4	$(52.3)	$(219.9)	$(24.0)	$(243.9)

2017
Revenue	$371.8	$614.3	$—	$—	$986.1	$—	$986.1
Operating expenses:
Direct operating costs (excluding items below)	117.1	391.7	—	—	508.8	—	508.8
Depreciation and amortization	84.1	217.8	—	2.1	304.0	—	304.0
Selling, general and administrative	—	—	—	71.3	71.3	—	71.3
Other operating items - expense	—	9.3	—	—	9.3	—	9.3
Income (loss) from operations	$170.6	$(4.5)	$—	$(73.4)	$92.7	$—	$92.7
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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Deepwater Revenue:
United States	$13.9	$88.4	$131.8	$369.4
Other	—	—	—	2.4
Total	$13.9	$88.4	$131.8	$371.8

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Jack-ups Revenue:
Saudi Arabia	$88.8	$102.7	$270.8	$290.2
Norway	2.3	45.8	65.7	140.9
Trinidad	39.8	30.3	83.1	106.3
United Kingdom	28.8	12.7	50.7	41.9
United States	10.3	11.7	16.4	34.9
Other	—	—	—	0.1
Total	$170.0	$203.2	$486.7	$614.3

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Unallocated and Other Revenue:
Saudi Arabia	$9.0	$—	$26.9	$—
Total	$9.0	$—	$26.9	$—

Revenue from Unallocated and other consists of transition services for ARO. Fees for these related services are recognized as the service is performed and such fees are billed on a monthly basis.
Note 12 – Guarantees of Registered Securities
Rowan plc and its 100%-owned subsidiary, RCI, have entered into agreements providing for, among other things, the full, unconditional and irrevocable guarantee by Rowan plc of the prompt payment, when due, of any amount owed to the holders of RCI's Senior Notes.
The condensed consolidating financial information that follows is presented on the equity method of accounting in accordance with Rule 3-10 of Regulation S-X in connection with Rowan plc’s guarantee of the Senior Notes and reflects the corporate ownership structure as of September 30, 2018. Financial information for the three and nine months ended September 30, 2017, has been recast to reflect changes to the corporate ownership structure that occurred in the fourth quarter of 2017 and second quarter of 2018. The Condensed Consolidating Balance Sheets as of December 31, 2017 have been recast to reflect changes to the corporate ownership structure that occurred in the second quarter of 2018 as if the corporate ownership structure was in place at January 1, 2015. In addition, the Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2017, have been adjusted for the adoption of new accounting standards (see Note 1 for additional information).

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Three months ended September 30, 2018
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUE	$—	$1.7	$192.9	$(1.7)	$192.9

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	—	182.3	—	182.3
Depreciation and amortization	—	—	99.0	—	99.0
Selling, general and administrative	7.6	—	20.7	(1.7)	26.6
(Gain) loss on disposals of property and equipment	—	(0.7)	2.2	—	1.5
Total costs and expenses	7.6	(0.7)	304.2	(1.7)	309.4

Equity in earnings of unconsolidated subsidiary	—	—	3.1	—	3.1

INCOME (LOSS) FROM OPERATIONS	(7.6)	2.4	(108.2)	—	(113.4)

OTHER INCOME (EXPENSE):
Interest expense	—	(37.3)	(2.4)	0.5	(39.2)
Interest income	—	0.5	8.0	(0.5)	8.0
Other - net	5.1	(4.5)	3.4	—	4.0
Total other income (expense), net	5.1	(41.3)	9.0	—	(27.2)

LOSS BEFORE INCOME TAXES	(2.5)	(38.9)	(99.2)	—	(140.6)
Provision (benefit) for income taxes	—	3.8	(0.3)	—	3.5
Equity in earnings (losses) of subsidiaries, net of tax	(141.6)	39.3	—	102.3	—

NET LOSS	$(144.1)	$(3.4)	$(98.9)	$102.3	$(144.1)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Three months ended September 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUE	$—	$0.6	$291.8	$(0.8)	$291.6

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	0.4	171.5	(3.2)	168.7
Depreciation and amortization	—	4.4	99.0	—	103.4
Selling, general and administrative	7.0	0.1	15.4	2.4	24.9
(Gain) loss on disposals of property and equipment	—	(0.1)	2.9	—	2.8
Total costs and expenses	7.0	4.8	288.8	(0.8)	299.8

INCOME (LOSS) FROM OPERATIONS	(7.0)	(4.2)	3.0	—	(8.2)

OTHER INCOME (EXPENSE):
Interest expense	—	(38.5)	(0.1)	0.1	(38.5)
Interest income	—	0.9	2.9	(0.1)	3.7
Loss on extinguishment of debt	—	(0.5)	—	—	(0.5)
Other - net	5.1	(5.0)	0.7	—	0.8
Total other income (expense) - net	5.1	(43.1)	3.5	—	(34.5)

INCOME (LOSS) BEFORE INCOME TAXES	(1.9)	(47.3)	6.5	—	(42.7)
Benefit for income taxes	—	(0.6)	(22.2)	1.0	(21.8)
Equity in earnings (losses) of subsidiaries, net of tax	(19.0)	47.6	—	(28.6)	—

NET INCOME (LOSS)	$(20.9)	$0.9	$28.7	$(29.6)	$(20.9)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Nine months ended September 30, 2018
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUE	$—	$3.7	$645.4	$(3.7)	$645.4

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	—	516.0	—	516.0
Depreciation and amortization	—	—	294.3	—	294.3
Selling, general and administrative	20.3	0.5	60.3	(3.7)	77.4
(Gain) loss on disposals of property and equipment	—	(0.1)	5.1	—	5.0
Total costs and expenses	20.3	0.4	875.7	(3.7)	892.7

Equity in earnings of unconsolidated subsidiary	—	—	3.4	—	3.4

INCOME (LOSS) FROM OPERATIONS	(20.3)	3.3	(226.9)	—	(243.9)

OTHER INCOME (EXPENSE):
Interest expense	—	(113.8)	(4.2)	1.4	(116.6)
Interest income	—	2.5	21.5	(1.4)	22.6
Other - net	15.1	(12.3)	7.8	—	10.6
Total other income (expense), net	15.1	(123.6)	25.1	—	(83.4)

LOSS BEFORE INCOME TAXES	(5.2)	(120.3)	(201.8)	—	(327.3)
Provision (benefit) for income taxes	—	(3.7)	9.5	—	5.8
Equity in earnings (losses) of subsidiaries, net of tax	(327.9)	138.5	—	189.4	—

NET INCOME (LOSS)	$(333.1)	$21.9	$(211.3)	$189.4	$(333.1)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Operations
Nine months ended September 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
REVENUES	$—	$38.2	$986.6	$(38.7)	$986.1

COSTS AND EXPENSES:
Direct operating costs (excluding items below)	—	1.2	542.2	(34.6)	508.8
Depreciation and amortization	—	14.4	289.4	0.2	304.0
Selling, general and administrative	18.8	2.0	54.8	(4.3)	71.3
Loss on disposals of property and equipment	—	1.6	7.7	—	9.3
Total costs and expenses	18.8	19.2	894.1	(38.7)	893.4

INCOME (LOSS) FROM OPERATIONS	(18.8)	19.0	92.5	—	92.7

OTHER INCOME (EXPENSE):
Interest expense	—	(117.1)	(0.3)	0.4	(117.0)
Interest income	—	2.6	6.7	(0.4)	8.9
Gain on extinguishment of debt	—	1.7	—	—	1.7
Other - net	15.4	(14.6)	2.9	—	3.7
Total other income (expense) - net	15.4	(127.4)	9.3	—	(102.7)

INCOME (LOSS) BEFORE INCOME TAXES	(3.4)	(108.4)	101.8	—	(10.0)
Provision (benefit) for income taxes	—	(10.8)	40.1		29.3
Equity in earnings (losses) of subsidiaries, net of tax	(35.9)	66.7	—	(30.8)	—

NET INCOME (LOSS)	$(39.3)	$(30.9)	$61.7	$(30.8)	$(39.3)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Comprehensive Loss
Three months ended September 30, 2018
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET LOSS	$(144.1)	$(3.4)	$(98.9)	$102.3	$(144.1)

OTHER COMPREHENSIVE LOSS:
Net reclassification adjustment for amounts recognized in net loss as a component of net periodic benefit cost, net of income taxes	(0.7)	(0.7)	—	0.7	(0.7)

COMPREHENSIVE LOSS	$(144.8)	$(4.1)	$(98.9)	$103.0	$(144.8)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
Three months ended September 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME (LOSS)	$(20.9)	$0.9	$28.7	$(29.6)	$(20.9)

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustment for amounts recognized in net income (loss) as a component of net periodic benefit cost, net of income taxes	1.0	1.0	—	(1.0)	1.0

COMPREHENSIVE INCOME (LOSS)	$(19.9)	$1.9	$28.7	$(30.6)	$(19.9)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
Nine months ended September 30, 2018
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME (LOSS)	$(333.1)	$21.9	$(211.3)	$189.4	$(333.1)

OTHER COMPREHENSIVE INCOME:
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income, net of income taxes	15.9	15.9	—	(15.9)	15.9
Net reclassification adjustment for amounts recognized in net income (loss) as a component of net periodic benefit cost, net of income taxes	4.0	4.0	—	(4.0)	4.0

	19.9	19.9	—	(19.9)	19.9

COMPREHENSIVE INCOME (LOSS)	$(313.2)	$41.8	$(211.3)	$169.5	$(313.2)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Comprehensive Income (Loss)
Nine months ended September 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET INCOME (LOSS)	$(39.3)	$(30.9)	$61.7	$(30.8)	$(39.3)

OTHER COMPREHENSIVE INCOME:
Net reclassification adjustment for amounts recognized in net income (loss) as a component of net periodic benefit cost, net of income taxes	2.7	2.7	—	(2.7)	2.7

COMPREHENSIVE INCOME (LOSS)	$(36.6)	$(28.2)	$61.7	$(33.5)	$(36.6)

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
September 30, 2018
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$0.1	$14.9	$1,017.4	$—	$1,032.4
Receivables - trade and other	—	1.1	280.4	—	281.5
Prepaid expenses and other current assets	0.4	13.6	17.4	—	31.4
Total current assets	0.5	29.6	1,315.2	—	1,345.3

Property and equipment - gross	—	255.4	8,749.6	—	9,005.0
Less accumulated depreciation and amortization	—	136.5	2,430.4	—	2,566.9
Property and equipment - net	—	118.9	6,319.2	—	6,438.1

Investments in consolidated subsidiaries	5,111.6	6,540.1	—	(11,651.7)	—
Due from affiliates	0.2	748.9	33.2	(782.3)	—
Long-term note receivable from unconsolidated subsidiary	—	—	269.0	—	269.0
Investment in unconsolidated subsidiary	—	—	34.3	—	34.3
Other assets	—	33.3	11.4	—	44.7
	$5,112.3	$7,470.8	$7,982.3	$(12,434.0)	$8,131.4

CURRENT LIABILITIES:
Current portion of long-term debt	$—	$201.1	$—	$—	$201.1
Accounts payable - trade	0.6	15.9	95.7	—	112.2
Deferred revenue	—	—	17.8	—	17.8
Accrued liabilities	—	78.5	43.7	—	122.2
Total current liabilities	0.6	295.5	157.2	—	453.3

Long-term debt	—	2,309.6	—	—	2,309.6
Due to affiliates	18.3	31.7	732.3	(782.3)	—
Other liabilities	4.6	222.9	41.1	—	268.6
Deferred income taxes - net	—	—	11.1	—	11.1
Shareholders' equity	5,088.8	4,611.1	7,040.6	(11,651.7)	5,088.8
	$5,112.3	$7,470.8	$7,982.3	$(12,434.0)	$8,131.4

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Balance Sheets
December 31, 2017
(In millions)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$0.2	$206.3	$1,125.6	$—	$1,332.1
Receivables - trade and other	—	1.2	211.6	—	212.8
Prepaid expenses and other current assets	0.3	10.7	4.5	—	15.5
Total current assets	0.5	218.2	1,341.7	—	1,560.4

Property and equipment - gross	—	241.9	8,592.0	—	8,833.9
Less accumulated depreciation and amortization	—	121.4	2,159.8	—	2,281.2
Property and equipment - net	—	120.5	6,432.2	—	6,552.7

Investments in consolidated subsidiaries	5,401.1	6,387.1	—	(11,788.2)	—
Due from affiliates	0.2	680.0	11.5	(691.7)	—
Long-term note receivable from unconsolidated subsidiary	—	—	270.2	—	270.2
Investment in unconsolidated subsidiary	—	—	30.9	—	30.9
Other assets	—	36.4	7.7	—	44.1
	$5,401.8	$7,442.2	$8,094.2	$(12,479.9)	$8,458.3

CURRENT LIABILITIES:
Accounts payable - trade	$0.7	$12.9	$83.6	$—	$97.2
Deferred revenue	—	—	1.1	—	1.1
Accrued liabilities	—	95.7	63.4	—	159.1
Total current liabilities	0.7	108.6	148.1	—	257.4

Long-term debt	—	2,510.3	—	—	2,510.3
Due to affiliates	11.2	11.4	669.1	(691.7)	—
Other liabilities	3.8	261.2	28.6	—	293.6
Deferred income taxes - net	—	—	10.9	—	10.9
Shareholders' equity	5,386.1	4,550.7	7,237.5	(11,788.2)	5,386.1
	$5,401.8	$7,442.2	$8,094.2	$(12,479.9)	$8,458.3

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2018
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(4.7)	$(139.4)	$31.7	$—	$(112.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(5.6)	(111.3)	—	(116.9)
Purchase of rigs	—	—	(70.8)	—	(70.8)
Proceeds from disposals of property and equipment	—	0.2	7.9	—	8.1
Contributions to consolidated subsidiary for note receivable	—	(1.9)	—	1.9	—
Investments in consolidated subsidiaries	—	(5.0)	—	5.0	—
Repayments of note receivable from unconsolidated subsidiary	—	—	2.3	—	2.3

Net cash used in investing activities	—	(12.3)	(171.9)	6.9	(177.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (to) from affiliates	8.5	(39.7)	31.2	—	—
Contributions from issuer	—	—	5.0	(5.0)	—
Proceeds from borrowings	—	—	1.9	(1.9)	—
Debt issue costs	—	—	(6.1)	—	(6.1)
Shares repurchased for tax withholdings on vesting of restricted share units	(3.9)	—	—	—	(3.9)

Net cash provided by (used in) financing activities	4.6	(39.7)	32.0	(6.9)	(10.0)

DECREASE IN CASH AND CASH EQUIVALENTS	(0.1)	(191.4)	(108.2)	—	(299.7)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	0.2	206.3	1,125.6	—	1,332.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$0.1	$14.9	$1,017.4	$—	$1,032.4

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rowan Companies plc and Subsidiaries
Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2017
(In millions)
(Unaudited)

	Rowan plc (Parent)	RCI (Issuer)	Non-guarantor subsidiaries	Consolidating adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6.1)	$22.0	$240.1	$(15.0)	$241.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(17.9)	(60.7)	—	(78.6)
Proceeds from disposals of property and equipment	—	0.9	0.6	—	1.5
Investments in consolidated subsidiaries	—	70.7	—	(70.7)	—
Investment in unconsolidated subsidiary	—	—	(25.0)	—	(25.0)

Net cash provided by (used in) investing activities	—	53.7	(85.1)	(70.7)	(102.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (to) from affiliates	7.1	(162.2)	155.1	—	—
Distribution to issuer	—	—	(70.7)	70.7	—
Reductions of long-term debt	—	(170.0)	—	—	(170.0)
Shares repurchased for tax withholdings on vesting of restricted share units	(4.4)	—	—	—	(4.4)
Dividends paid	—	—	(15.0)	15.0	—

Net cash provided by (used in) financing activities	2.7	(332.2)	69.4	85.7	(174.4)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3.4)	(256.5)	224.4	—	(35.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3.7	532.0	719.8	—	1,255.5
CASH AND CASH EQUIVALENTS, END OF PERIOD	$0.3	$275.5	$944.2	$—	$1,220.0

ROWAN COMPANIES PLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13 – Subsequent Events
Proposed Merger of Rowan Companies plc and Ensco plc

On October 7, 2018, the Company entered into a Transaction Agreement with Ensco plc to effect a "merger-of-equals" transaction (see Note 1).

Sale of Rigs to ARO
Effective October 1, 2018, the Company sold two jack-ups to ARO (see Note 1).

ROWAN COMPANIES PLC AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018, included in this quarterly report on Form 10-Q (this "Quarterly Report") and with our Annual Report on Form 10-K for the year ended December 31, 2017 (as recast on Forms 8-K filed with the SEC on May 9, 2018 and August 24, 2018). The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in Part II, Item 1A included in this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K, as may be updated or supplemented in our subsequent filings with the SEC. See "Forward-Looking Statements."
OVERVIEW
We are a global provider of offshore contract drilling services to the oil and gas industry, with a focus on high-specification and harsh-environment jack-up rigs and ultra-deepwater drillships. We currently operate in three segments: Deepwater, Jack-ups and ARO, our 50/50 joint venture with Saudi Aramco. The Deepwater segment includes four ultra-deepwater drillships. The Jack-ups segment is composed of 21 self-elevating jack-up rigs and includes the impact of the various arrangements with ARO (see Note 3 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report for more information. The information discussed therein is incorporated by reference into this Part I, Item 2). ARO currently owns a fleet of seven self-elevating jack-up rigs for operation in the Arabian Gulf for Saudi Aramco, including two jack-up rigs purchased in October 2018 from the Company (see Note 1 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report. The information discussed therein is incorporated by reference into this Part I, Item 2) Our fleet operates worldwide, including the US GOM, the U.K. and Norwegian sectors of the North Sea, the Middle East, the Mediterranean Sea and Trinidad.

As of October 18, 2018, the date of our most recent Fleet Status Report, two of our four drillships were contracted in the US GOM. For our jack-up fleet, we had four rigs under contract in the North Sea, one rig under contract in the Mediterranean Sea, three under contract in Trinidad and two under contract in the US GOM. In the Middle East, we had one rig under contract and nine jack-ups, including the one contracted jack-up that is expected to complete its contract in the fourth quarter, leased to ARO to fulfill nine, three-year contracts between Saudi Aramco and ARO. Additionally, we have two jack-up rigs cold stacked.

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
Anadarko Early Termination Revenue
During the second quarter of 2018, we recognized $27.8 million of revenue related to an early termination fee from Anadarko Petroleum Corporation (“Anadarko”) pursuant to our drilling contract for the drillship Rowan Resolute (the “Anadarko Contract”). Termination of the Anadarko Contract became effective on June 1, 2018, and the early termination fee was a lump sum payment for the remainder of the term of the Anadarko Contract, originally scheduled to terminate on August 6, 2018, at a rate of $418,400 per day.
RECENT DEVELOPMENTS
Proposed Merger of Rowan Companies plc and Ensco plc

On October 7, 2018, the Company entered into a Transaction Agreement with Ensco plc to effect a "merger-of-equals" transaction (see Note 1 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report for more information. The information discussed therein is incorporated by reference into this Part I, Item 2).

Sale of Rigs to ARO

Effective October 1, 2018, the Company sold the Scooter Yeargain and Hank Boswell to ARO (see Note 1 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report for more information. The information discussed therein is incorporated by reference into this Part I, Item 2).
CURRENT BUSINESS ENVIRONMENT
Since the industry downturn in late 2014, the cancellation and postponement of drilling programs have resulted in significantly reduced demand for offshore drilling services globally and sharply lower day rates on newly executed contracts. The offshore rig over supply and demand imbalance was further exacerbated by the delivery of 258 new jack-ups and 164 new floaters since the beginning of the most recent newbuild cycle, which started in early 2006. As of October 18, 2018, we believe that there remained approximately 75 additional jack-up rigs on order or under construction worldwide for delivery through 2020 (relative to approximately 309 jack-up rigs currently on contract), and 43 floaters on order or under construction worldwide for delivery through 2021 (relative to approximately 121 floating rigs currently on contract). To our knowledge, none of the jack-up newbuilds have contracts in place and only three floater newbuilds have future contracts signed, with up to four additional floaters potentially under contract, subject to restructuring procedures in Brazil. We expect delivery for many of the newbuilds to be deferred until a recovery in demand is more visible, and some rigs under construction may eventually be cancelled.
Drilling contractors have responded to the downturn by retiring assets, stacking certain idle equipment and deferring newbuild deliveries. Since the beginning of 2014, we estimate that approximately 80 jack-ups and 114 floaters have been removed from the total fleet in various forms of attrition. Consistent with this industry response, we have sold six of our oldest jack-ups, cold-stacked two of our older jack-ups, and have had as many as six warm stacked jack-ups and three warm stacked ultra-deepwater drillships. We have reduced day rates on certain drilling contracts, some in exchange for extended contract duration, agreed to certain contract terminations, and taken aggressive steps to reduce operating and support costs. We have also formed ARO, our joint venture with Saudi Aramco, to enhance our long-term competitive position with the world's largest user of jack-up rigs.
Partly as a result of the industry’s actions to rationalize the marketed offshore rig fleet, overall utilization for marketed jack-ups has improved modestly since early 2017, while marketed utilization for drillships has stabilized and is showing early signs of a modest improvement. The increase in crude oil prices since mid-2017 has also led to a more favorable industry backdrop for drilling activity. Demand for jack-ups has increased over this period, and the improvement has favored certain regions such as those with harsh environment conditions where there are fewer capable units. Industry demand for drillships show recent signs of improvement although mostly for short term programs at dayrates that we believe are still relatively low. We expect any improvement in dayrates for drillships to be dampened by existing idle drillship capacity. As of mid-2018, we have concluded work on all of our legacy drillship contracts, which were signed at the prior peak of the market cycle, and looking forward, we expect our drillship contracts will be more in-line with current market rates. Our recent success at contracting two of our drillships, albeit for short term work, in part reflects the general increase in tendering activity.
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

BACKLOG
Our backlog estimate by geographic area as of the date of our most recent Fleet Status Report is presented below (in millions):

	October 18, 2018
	Jack-ups (1) (2)	Deepwater	Total
US GOM	$17.5	$12.8	$30.3
Middle East (1) (2)	311.3	—	311.3
North Sea	111.0	—	111.0
Mediterranean	13.3	—	13.3
Central and South America	23.6	—	23.6
Total backlog	$476.7	$12.8	$489.5

(1) Excludes ARO's revenue backlog.
(2) The total estimated revenue backlog includes $299.4 million of estimated bareboat charter revenue for nine jack-ups leased to ARO to fulfill contracts between ARO and Saudi Aramco. Substantially all the operating costs for jack-ups leased to ARO through bareboat charter agreements will be borne by ARO.

We estimate our backlog as of October 18, 2018 will be realized as follows (in millions):

Year Ended:	Jack-ups(1) (2)	Deepwater	Total
2018	$89.0	$12.8	$101.8
2019	205.8	—	205.8
2020	103.9	—	103.9
2021	78.0	—	78.0
2022 and later years	—	—	—
Total backlog	$476.7	$12.8	$489.5

(1) Excludes ARO's revenue backlog.
(2) The total estimated revenue backlog includes $299.4 million of estimated bareboat charter revenue for nine jack-ups leased to ARO to fulfill contracts between ARO and Saudi Aramco. Substantially all the operating costs for jack-ups leased to ARO through bareboat charter agreements will be borne by ARO.

Our contract backlog represents remaining contractual terms and may not reflect actual revenue due to renegotiations or a number of factors such as rig downtime, out of service time, estimated contract durations, contingent demobilization revenue, customer concessions or contract cancellations.
About 76% of our remaining available rig days in 2018 and 51% of available rig days in 2019 are included in backlog as revenue producing days as of October 18, 2018, excluding cold-stacked rigs. As of that date, we had two jack-ups that were cold stacked, and two drillships that were marketed without a contract.
Since 2014, we have recognized asset impairment charges on several of our jack-up drilling units as a result of the decline in market conditions and the expectation of future demand and day rates. If our assumptions adversely change, we could be required to recognize additional impairment charges in future periods.

RESULTS OF OPERATIONS
We analyze the financial results of each of our operating segments. The operating segments presented are consistent with our reportable segments discussed in Note 11 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report.
The following table presents certain key performance indicators by rig classification (9):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue (in millions):
Deepwater
Day rate revenue	$13.8	$87.7	$130.5	$369.8
Rebillable revenue (1)	0.1	0.7	1.3	2.0
Total Deepwater	$13.9	$88.4	$131.8	$371.8

Jack-ups
Day rate revenue (2)	$149.8	$201.1	$435.9	$606.2
Secondment revenue (1)	14.4	—	36.2	—
Rebillable revenue (1)	3.9	1.9	10.5	7.4
Miscellaneous revenue (1)	1.9	0.2	4.1	0.7
Total Jack-ups	$170.0	$203.2	$486.7	$614.3

Unallocated
Transition services revenue (1)	$9.0	$—	$26.9	$—

Total revenue	$192.9	$291.6	$645.4	$986.1

Revenue-producing days:
Deepwater (3)	102	184	262	658
Jack-ups (4)	1,293	1,646	3,415	4,696
Total revenue-producing days (3) (4)	1,395	1,830	3,677	5,354

Available days: (5)
Deepwater	368	368	1,092	1,092
Jack-ups	1,748	2,115	5,187	6,279
Total available days	2,116	2,483	6,279	7,371

Average day rate (in thousands): (6)
Deepwater (3) (7)	$135.0	$476.6	$497.9	$562.1
Jack-ups	$115.9	$122.1	$127.6	$129.1
Total fleet (3) (7)	$117.3	$157.7	$154.0	$182.3

Utilization: (8)
Deepwater (3)	28%	50%	24%	60%
Jack-ups	74%	78%	66%	75%
Total fleet (3)	66%	74%	59%	73%

(1) Rebillable, secondment, miscellaneous and transition services revenue is excluded from the computation of average day rate.
(2) Dayrate revenue includes Bareboat Charter lease revenue from ARO of $8.0 million and $9.1 million for the three and nine months ended September 30, 2018, respectively.
(3) Revenue-producing days for the three and nine months ended September 30, 2017 includes 92 days for the drillship Rowan Reliance. The drillship did not operate in the third quarter, but was available for Cobalt per the 2016 contract amendment. Revenue of $28.9 million ($315 thousand per day), previously deferred in 2016, was recognized during the three and nine months ended September 30, 2017 related to these 92 days for which the rig was available to Cobalt but not operating.

(4) For rigs leased to ARO, revenue-producing days includes the number of days on hire under Bareboat Charter lease to ARO.

(5) Available days are defined as the aggregate number of calendar days (excluding days for which a rig is cold-stacked) in the period, or, with respect to new rigs entering service, the number of calendar days in the period from the date the rig was placed in service. In the case of rigs leased to ARO, the number of available days is based on the number of days available for hire under the Bareboat Charter lease to ARO.

(6) Average day rate is computed by dividing day rate revenue by the number of revenue-producing days, including fractional days. Day rate revenue includes the contractual rates, Bareboat Charter lease revenue from ARO and amounts received in lump sum, such as for rig mobilization, unconstrained demobilization or capital improvements, which are amortized over the expected recognition period of the contract. Revenue attributable to reimbursable expenses is excluded from average day rates.

(7) For the nine months ended September 30, 2018, revenue for this calculation includes $27.8 million related to the Anadarko early contract termination fee to which there are no associated revenue-producing days.

(8) Utilization is the number of revenue-producing days, including fractional days, divided by the number of available days. For rigs leased to ARO, utilization includes the number of days on hire under Bareboat Charter to ARO divided by the number of available days.

(9) All revenue and key performance indicators for the periods presented exclude the results from rigs owned by ARO beginning on October 17, 2017, the date the rigs were sold to ARO.
Rig Utilization (4)
The following table sets forth an analysis of time that our rigs were idle or out-of-service as a percentage of available days (which excludes cold-stacked rigs) and time that our rigs experienced operational downtime and are off-rate as a percentage of revenue-producing days:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Deepwater:
Idle (1)	70.1%	50.0%	73.3%	39.8%
Out-of-service (2)	—%	—%	1.9%	—%
Operational downtime (3)	7.3%	—%	3.0%	—%

Jack-ups:
Idle (1)	12.8%	14.6%	19.8%	15.6%
Out-of-service (2)	12.2%	6.6%	13.2%	8.4%
Operational downtime (3)	1.3%	1.2%	1.7%	1.6%
(1) Idle Days – We define idle days as the time a rig is not under contract and is available to work. Idle days exclude cold-stacked rigs, which are not marketed.
(2) Out-of-Service Days – We define out-of-service days as those days when a rig is (or is planned to be) out of service and is not able to earn revenue. The Company may be compensated for certain out-of-service days, such as for shipyard stays or for rig transit periods preceding a contract; however, recognition of any such compensation is deferred and recognized over the expected recognition period for the drilling contract.

(3) Operational Downtime – We define operational downtime as the unbillable time when a rig is under contract and unable to conduct planned operations due to equipment breakdowns or procedural failures.

(4) All revenue and utilization metrics for the periods presented exclude the results from rigs owned by ARO beginning on October 17, 2017, the date the rigs were sold to ARO.

Three months ended September 30, 2018, compared to three months ended September 30, 2017
A summary of our consolidated results of operations follows (in millions):

	Three months ended September 30,
	2018	2017	Change	% Change
Deepwater:
Revenue	$13.9	$88.4	$(74.5)	(84)%
Operating expenses:
Direct operating costs (excluding items below)	48.4	33.2	15.2	46%
Depreciation and amortization	27.3	27.4	(0.1)	—%
Income (loss) from operations	$(61.8)	$27.8	$(89.6)	n/m

Jack-ups:
Revenue	$170.0	$203.2	$(33.2)	(16)%
Operating expenses:
Direct operating costs (excluding items below)	133.9	135.5	(1.6)	(1)%
Depreciation and amortization	71.1	75.3	(4.2)	(6)%
Other operating items - expense	1.5	2.7	(1.2)	n/m
Loss from operations	$(36.5)	$(10.3)	$(26.2)	254%

ARO:
Revenue	$89.2	$—
Operating expenses:
Direct operating costs (excluding items below)	51.2	—
Depreciation and amortization	17.0	—
Selling, general and administrative	6.8	—
Other operating items - income	(1.0)	—
Income from operations	$15.2	$—

Unallocated costs and other:
Revenue	$9.0	$—	$9.0	n/m
Operating expenses:
Depreciation and amortization	0.6	0.7	(0.1)	(14)%
Selling, general and administrative	26.6	24.9	1.7	7%
Other operating items - expense	—	0.1	(0.1)	n/m
Loss from operations	$(18.2)	$(25.7)	$7.5	(29)%

“n/m” - not meaningful.

	Three months ended September 30,
	2018	2017	Change	% Change
Reportable segments total:
Revenue	$282.1	$291.6
Operating expenses:
Direct operating costs (excluding items below)	233.5	168.7
Depreciation and amortization	116.0	103.4
Selling, general and administrative	33.4	24.9
Other operating items - expense	0.5	2.8
Loss from operations	$(101.3)	$(8.2)

Eliminations and adjustments:
Revenue	$(89.2)	$—
Operating expenses:
Direct operating costs (excluding items below)	(51.2)	—
Depreciation and amortization	(17.0)	—
Selling, general and administrative	(6.8)	—
Other operating items - expense	1.0	—
Equity in earnings of unconsolidated subsidiary	3.1	—
Income (loss) from operations	$(12.1)	$—

Total Company:
Revenue	$192.9	$291.6	$(98.7)	(34)%
Direct operating costs (excluding items below)	182.3	168.7	13.6	8%
Depreciation and amortization	99.0	103.4	(4.4)	(4)%
Selling, general and administrative	26.6	24.9	1.7	7%
Other operating items - expense	1.5	2.8	(1.3)	n/m
Equity in earnings of unconsolidated subsidiary	3.1	—	3.1	n/m
Loss from operations	$(113.4)	$(8.2)	$(105.2)	n/m
Other (expense), net	(27.2)	(34.5)	7.3	(21)%
Loss before income taxes	(140.6)	(42.7)	(97.9)	229%
Provision (benefit) for income taxes	3.5	(21.8)	25.3	n/m
Net loss	$(144.1)	$(20.9)	$(123.2)	589%

"n/m" - not meaningful.
Revenue
Consolidated. The decrease in consolidated revenue is described below.
Deepwater. An analysis of the net changes in revenue for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, are set forth below (in millions):

Decrease
Fewer revenue-producing days	$(32.9)
Lower average drillship day rates	(41.0)
Lower reimbursable revenue	(0.6)
Decrease	$(74.5)

Jack-ups. An analysis of the net changes in revenue for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, are set forth below (in millions):

Increase (Decrease)
Lower average jack-up day rates (1)	$(12.1)
Fewer revenue-producing days	(10.8)
Higher other revenue	3.7
ARO related - decrease due to sale of assets to ARO	(28.4)
ARO related - increase in ARO related secondment reimbursables	14.4
Decrease	$(33.2)

(1) The decrease is primarily due to four of the five jack-ups being leased to ARO through Bareboat Charters, whereby substantially all operating costs will be borne by ARO, a portion of the three months ended September 30, 2018. This is compared to those four jack-ups being contracted directly to Saudi Aramco for a dayrate during the comparable period, whereby all of the operating costs were borne by the Company. The reduction in rate (Bareboat Charter rate compared to Dayrate) contributed to a decrease in Revenue of approximately $14.9 million during the three months ended September 30, 2018 as compared to the comparable period.

Unallocated. For the three months ended September 30, 2018, we recorded $9.0 million of revenue related to transition services provided to ARO. See Note 3 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report for more information.
Direct operating costs
Consolidated. The increase in consolidated direct operating costs is described below.
Deepwater. An analysis of the net changes in direct operating costs for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, are set forth below (in millions):

Increase (Decrease)
Increase in drillship direct operating expenses (1)	$17.1
Increase in shorebase costs and other	0.9
Decrease due to idle drillships	(2.2)
Lower reimbursable costs	(0.6)
Increase	$15.2

(1) Primarily due to ramp up and non-recoverable contract preparation costs.
Jack-ups. An analysis of the net changes in direct operating costs for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, are set forth below (in millions):

Increase (Decrease)
Decrease due to idle or cold-stacked rigs	$(7.4)
Ramp up costs, non-recoverable contract preparation costs, repairs and maintenance expenses for Bess Brants, Earnest Dees, EXL I and EXL IV	11.1
Increase in jack-up direct operating expense	0.7
Higher reimbursable costs	2.0
Reduction in shorebase costs and other	(8.1)
ARO related - decrease due to sale of assets to ARO	(15.8)
ARO related - decrease due to rigs leased to ARO	(7.7)
ARO related - increase to secondment reimbursable costs	14.4
ARO related - management fee	9.2
Decrease	$(1.6)

Selling, general and administrative
The increase in Selling, general and administrative expenses for the third quarter of 2018, as compared to the third quarter of 2017, is primarily due to an increase in professional services fees.
Other operating items
In the third quarter of 2018, we had a loss on disposals of property and equipment of $1.5 million compared to a loss of $2.8 million in the third quarter of 2017.
Other expense, net
In the third quarter of 2018, we recognized a benefit of $2.6 million in net periodic cost, exclusive of service cost, of our pension and other post-retirement benefit plans compared to a benefit of $1.2 million in the third quarter of 2017. Additionally, Interest income increased partially due to $2.8 million of interest income related to the note receivable from ARO (see Note 3 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report for more information). The third quarter of 2017 included $0.5 million of loss on extinguishment of debt.
Provision (benefit) for income taxes
For the three months ended September 30, 2018, we recognized a tax provision of $3.5 million compared to a tax benefit of $21.8 million for the comparable period in 2017. The increase of $25.3 million is primarily attributed to the current period estimate using a discrete year-to-date interim reporting method and a reduced benefit from lapses in statute of limitations between 2017 and 2018, partially offset by the impact from the three months ended September 30, 2017 of additional deferred tax expense related to a) restructuring and b) an increase in valuation allowance on Luxembourg deferred tax assets.

Nine months ended September 30, 2018, compared to nine months ended September 30, 2017

A summary of our consolidated results of operations follows (in millions):

	Nine months ended September 30,
	2018	2017	Change	% Change
Deepwater:
Revenue	$131.8	$371.8	$(240.0)	(65)%
Operating expenses:
Direct operating costs (excluding items below)	118.2	117.1	1.1	1%
Depreciation and amortization	81.2	84.1	(2.9)	(3)%
Income (loss) from operations	$(67.6)	$170.6	$(238.2)	n/m

Jack-ups:
Revenue	$486.7	$614.3	$(127.6)	(21)%
Operating expenses:
Direct operating costs (excluding items below)	397.8	391.7	6.1	2%
Depreciation and amortization	211.3	217.8	(6.5)	(3)%
Other operating items - expense	5.0	9.3	(4.3)	n/m
Loss from operations	$(127.4)	$(4.5)	$(122.9)	n/m

ARO:
Revenue	$218.3	$—
Operating expenses:
Direct operating costs (excluding items below)	120.5	—
Depreciation and amortization	50.4	—
Selling, general and administrative	20.0	—
Other operating items - expense	—	—
Income from operations	$27.4	$—

Unallocated costs and other:
Revenue	$26.9	$—	$26.9	n/m
Operating expenses:
Depreciation and amortization	1.8	2.1	(0.3)	(14)%
Selling, general and administrative	77.4	71.3	6.1	9%
Other operating items - expense	—	—	—	n/m
Loss from operations	$(52.3)	$(73.4)	$21.1	(29)%

“n/m” - not meaningful.

	Nine months ended September 30,
	2018	2017	Change	% Change
Reportable segments total:
Revenue	$863.7	$986.1
Operating expenses:
Direct operating costs (excluding items below)	636.5	508.8
Depreciation and amortization	344.7	304.0
Selling, general and administrative	97.4	71.3
Other operating items - expense	5.0	9.3
Income (loss) from operations	$(219.9)	$92.7

Eliminations and adjustments:
Revenue	$(218.3)	$—
Operating expenses:
Direct operating costs (excluding items below)	(120.5)	—
Depreciation and amortization	(50.4)	—
Selling, general and administrative	(20.0)	—
Other operating items - expense	—	—
Equity in earnings of unconsolidated subsidiary	3.4	—
Income (loss) from operations	$(24.0)	$—

Total Company:
Revenue	$645.4	$986.1	$(340.7)	(35)%
Direct operating costs (excluding items below)	516.0	508.8	7.2	1%
Depreciation and amortization	294.3	304.0	(9.7)	(3)%
Selling, general and administrative	77.4	71.3	6.1	9%
Other operating items - expense	5.0	9.3	(4.3)	n/m
Equity in earnings of unconsolidated subsidiary	3.4	—	3.4	n/m
Income (loss) from operations	$(243.9)	$92.7	$(336.6)	n/m
Other (expense), net	(83.4)	(102.7)	19.3	(19)%
Loss before income taxes	(327.3)	(10.0)	(317.3)	n/m
Provision for income taxes	5.8	29.3	(23.5)	(80)%
Net loss	$(333.1)	$(39.3)	$(293.8)	748%

"n/m" - not meaningful.
Revenue
Consolidated. The decrease in consolidated revenue is described below.
Deepwater. An analysis of the net changes in revenue for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, are set forth below (in millions):

Increase (Decrease)
Fewer revenue-producing days	$(224.5)
Lower average drillship day rates	(42.6)
Lower reimbursable revenue	(0.7)
Anadarko early contract termination fee	27.8
Decrease	$(240.0)

Jack-ups. An analysis of the net changes in revenue for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, are set forth below (in millions):

Increase (Decrease)
Fewer revenue-producing days	$(90.6)
Lower average jack-up day rates (1)	(16.6)
Higher other revenue	6.5
ARO related - decrease due to sale of assets to ARO	(63.1)
ARO related - increase in ARO related secondment reimbursables	36.2
Decrease	$(127.6)

(1) The decrease is primarily due to four of the five jack-ups being leased to ARO through Bareboat Charters, whereby substantially all operating costs will be borne by ARO, a portion of the nine months ended September 30, 2018. This is compared to those four jack-ups being contracted directly to Saudi Aramco for a dayrate during the comparable period, whereby all of the operating costs were borne by the Company. The reduction in rate (Bareboat Charter rate compared to Dayrate) contributed to a decrease in Revenue of approximately $16.7 million during the nine months ended September 30, 2018 as compared to the comparable period.

Unallocated. For the nine months ended September 30, 2018, we recorded $26.9 million of revenue related to transition services provided to ARO. See Note 3 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report for more information.
Direct operating costs
Consolidated. The increase in consolidated direct operating costs is described below.
Deepwater. An analysis of the net changes in direct operating costs for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, are set forth below (in millions):

Increase (Decrease)
Increase in drillship direct operating expenses (1)	$20.6
Decrease due to idle drillships	(15.5)
Reduction in shore base costs and other	(3.3)
Lower reimbursable costs	(0.7)
Increase	$1.1

(1) Primarily due to ramp up and non-recoverable contract preparation costs.
Jack-ups. An analysis of the net changes in direct operating costs for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, are set forth below (in millions):

Increase (Decrease)
Ramp up costs, non-recoverable contract preparation costs, repairs and maintenance expenses for Bess Brants, Earnest Dees, EXL I and EXL IV	$17.1
Increase in jack-up direct operating expense	8.8
Higher reimbursable costs	3.1
Reduction in shore base costs and other	(19.1)
Decrease due to idle or cold-stacked rigs	(14.0)
ARO related - increase in secondment reimbursable costs	36.2
ARO related - management fee	31.8
ARO related - decrease due to sale of assets to ARO	(49.2)
ARO related - decrease due to rigs leased to ARO	(8.6)
Increase	$6.1

Selling, general and administrative
The increase in Selling, general and administrative expenses for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, is largely due to higher professional services fees.
Other operating items
During the nine months ended September 30, 2018, we had a loss on disposals of property and equipment of $5.0 million compared to a loss of $9.3 million during the nine months ended September 30, 2017.
Other expense, net
The decrease in Other expense, net, is largely the result of increased Interest income partially due to $8.4 million of interest income related to the note receivable from ARO (see Note 3 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report for more information). Additionally, in the third quarter of 2018, we recognized a benefit of $12.5 million in net periodic cost, exclusive of service cost, of our pension and other postretirement benefit plans compared to a benefit of $4.2 million in the third quarter of 2017. The benefit in 2018 was primarily due to a curtailment gain of $11.4 million in the second quarter of 2018 related to changes in our pension plan. Partially offsetting these items, we had an increase in net foreign currency exchange losses of $2.1 million and the prior year period included $1.7 million of gain on extinguishment of debt.
Provision for income taxes
For the nine months ended September 30, 2018, we recognized a tax provision of $5.8 million compared to a tax provision of $29.3 million for the comparable period in 2017. The decrease of $23.5 million is primarily attributed to a) the current period estimate using a discrete year-to-date interim reporting method and b) the impact from the nine months ended September 30, 2017 of additional deferred tax expense related to restructuring and an increase in valuation allowance on Luxembourg deferred tax assets, partially offset by c) a reduced benefit from lapses in statute of limitations between 2017 and 2018.
LIQUIDITY AND CAPITAL RESOURCES
Key balance sheet amounts, ratios and availability under the New Credit Facility and Existing Credit Facility were as follows (dollars in millions):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$1,032.4	$1,332.1
Current assets	$1,345.3	$1,560.4
Current liabilities	$453.3	$257.4
Current ratio	2.97	6.06
Current portion of long-term debt	$201.1	$—
Long-term debt	$2,309.6	$2,510.3
Outstanding letters of credit	$7.7	$7.3
Shareholders' equity	$5,088.8	$5,386.1
Debt-to-capitalization ratio (1)	33%	32%
Availability under New Credit Facility and Existing Credit Facility	$1,260.3	$1,495.0
(1) This calculation includes outstanding letters of credit as outstanding debt

Sources and uses of cash and cash equivalents were as follows (in millions):

	Nine months ended September 30,
	2018	2017
Net operating cash flows	$(112.4)	$241.0
Capital expenditures	(116.9)	(78.6)
Purchase of rigs	(70.8)	—
Investment in unconsolidated subsidiary	—	(25.0)
Repayments of note receivable from unconsolidated subsidiary	2.3	—
Proceeds from disposals of property and equipment	8.1	1.5
Reductions of long-term debt	—	(170.0)
Debt issue costs	(6.1)	—
Shares repurchased for tax withholdings on vesting of restricted share units	(3.9)	(4.4)
Total net use	$(299.7)	$(35.5)
Operating Cash Flows
We used cash in operations of approximately $112 million in the nine months ended September 30, 2018 compared to cash generated from operations of approximately $241 million in the comparable prior-year period. This decrease is primarily due to lower drilling activity in the current year.
We have not provided deferred income taxes on certain undistributed earnings of non-U.K. subsidiaries.
Investing Activities
Capital expenditures for the nine months ended September 30, 2018, totaled $116.9 million.
In addition, we spent $70.8 million, which includes transaction costs of $1.5 million, for the purchase of two 2013 built Le Tourneau Super 116E jack-ups in January 2018.
We currently estimate our 2018 capital expenditures, exclusive of the purchase of the two jack-ups in January, will range from approximately $215-235 million, which is primarily for fleet maintenance, rig equipment, spares, upgrades to prepare the Bess Brants and Earnest Dees for service (see above), contractual modifications for the EXL I, EXL IV, Bess Brants and Earnest Dees for their lease to ARO to fulfill contracts with Saudi Aramco and other. This amount excludes any contractual modifications that may arise due to our securing additional work.
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
Effective October 1, 2018, the Company sold two jack-up rigs to ARO (see Note 1 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report for more information. The information discussed therein is incorporated by reference into this Part I, Item 2).

Financing Activities
The Senior Notes and any amounts outstanding under our New Credit Facility and Existing Credit Facility are fully, unconditionally and irrevocably guaranteed on a senior and unsecured basis by Rowan plc. We were in compliance with our debt covenants under our New Credit Facility and Existing Credit Facility at September 30, 2018, and expect to remain in compliance throughout 2018.
Annual interest payments on the Senior Notes are estimated to be approximately $150 million in 2018. No principal payments are required until each series’ final maturity date. Management believes that existing cash balances and amounts available under our New Credit Facility and Existing Credit Facility will be sufficient to satisfy the Company’s cash requirements for the following twelve months.

Additional information related to our Senior Notes, New Credit Facility and Existing Credit Facility is described in Note 10 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report. The information discussed therein is incorporated by reference into this Part I, Item 2.
Off-balance Sheet Arrangements and Contractual Obligations
Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, certain income tax liabilities, future minimum operating lease obligations and purchase commitments. During the first nine months of 2018, there were no material changes outside the ordinary course of business in the specified contractual obligations other than we amended our Existing Credit Facility and entered into the New Credit Facility which is currently undrawn. The amendment to our Existing Credit Facility and the New Credit Facility are described in Note 10 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report. The information discussed therein is incorporated by reference into this Part I, Item 2. We had no off-balance sheet arrangements as of September 30, 2018, other than future minimum operating lease obligations, letters of credit and other purchase commitments in the ordinary course of business.
Rowan has a potential obligation to fund ARO for newbuild jack-up rigs. See Note 6 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report for more information. The information discussed therein is incorporated by reference into this Part I, Item 2.
We periodically employ letters of credit in the normal course of our business and had outstanding letters of credit of approximately $7.7 million at September 30, 2018, of which $5.4 million were issued under the Company's New Credit Facility.
Commitments and Contingent Liabilities
Information relating to various commitments and contingencies is described in Note 6 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report. The information discussed therein is incorporated by reference into this Part I, Item 2.
CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES
Our significant accounting policies are presented in Note 2 of "Notes to Consolidated Financial Statements" in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017 (as recast in part on Forms 8-K filed with the SEC on May 9, 2018 and August 24, 2018) and Note 1 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Part I, Item I of this Quarterly Report. These policies, and management judgments, assumptions and estimates made in their application, underlie reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. We believe that our most critical accounting policies and management estimates involve carrying values of long-lived assets, principles of consolidation and our equity method investment, pension and other postretirement benefit liabilities and costs (specifically, assumptions used in actuarial calculations), and income taxes (particularly our estimated reserves for uncertain tax positions) as changes in such policies and/or estimates would produce significantly different amounts from those reported herein.
During the three and nine months ended September 30, 2018, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates were based.
Recent Accounting Pronouncements
Information related to recent accounting pronouncements is described in Note 1 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in Item 1, Part I of this Quarterly Report, and the information discussed therein is incorporated by reference into this Part I, Item 2.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk – Our outstanding debt at September 30, 2018, consisted entirely of fixed-rate debt with a carrying value of $2.511 billion and a weighted-average annual interest rate of 5.8%. We are subject to interest rate risk on our fixed-interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate.

Our Long-term note receivable from unconsolidated subsidiary consisted of a 10-year shareholder note receivable from ARO at a stated interest rate of LIBOR plus two percent with a carrying value of $269.0 million at September 30, 2018. A one-percentage-point decrease in LIBOR would decrease our interest income by approximately $3 million in the next twelve months, while a one-percentage-point increase in LIBOR would increase our interest income by approximately $3 million in the same period.
Currency exchange rate risk – A substantial majority of our revenue is received in USD, which is our functional currency. However, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. We did not enter into such transactions for the purpose of speculation, trading or investing in the market. Our risk policy allows us to enter into such forward exchange contracts; however, we do not currently anticipate entering into such transactions in the future and had no such contracts outstanding as of September 30, 2018.
Commodity price risk – Fluctuating commodity prices affect our future earnings materially to the extent that they influence demand for our services.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting
There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2018, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. Security holders and potential investors in our securities should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, and set forth below in this Quarterly Report. These risk factors are important factors that could cause our actual results to differ materially from those currently anticipated or expected.
Our information technology systems are subject to cybersecurity risks and threats.

We depend heavily on technologies, systems and networks that we manage, and others that are managed by our third-party service and equipment providers or customers, to conduct our business and operations. In addition, we rely on our employees to vigilantly follow the Company’s policies with respect to the use of these systems. Cybersecurity risks and threats to such systems continue to grow and may be difficult to anticipate, prevent, identify or mitigate. If any of our, our service providers' or our customers' security systems prove to be insufficient or our employees are not sufficiently vigilant, we could be adversely affected by having our business and financial systems compromised, our companies’, employees’, vendors’ or customers’ confidential or proprietary information altered, lost or stolen, assets taken or compromised, or our (or our customers’) business operations, financial systems or safety procedures disrupted, degraded or damaged. A breach or failure could also result in injury (financial or otherwise) to people, loss of control of, or damage to, our (or our customers’) assets, harm to the environment, reputational damage, breaches of laws or regulations, litigation and other legal liabilities. In addition, we may incur significant costs to prevent, respond to or mitigate cybersecurity risks or events and to defend against any investigations, litigation or other proceedings that may follow such events. Such a failure or breach of our systems could adversely and materially impact our business operations, financial position, results of operations and cash flows.

We and Ensco will be subject to various uncertainties and contractual restrictions while the Transaction is pending that could adversely affect each party's business and operations.

In connection with the proposed Transaction, it is possible that some customers, suppliers and other persons with whom we or Ensco have business relationships may delay or defer certain business decisions, or might decide to seek to terminate, change or renegotiate their relationship with us or Ensco as a result of the Transaction, which could negatively affect our or Ensco’s respective financial positions, operating results or cash flows, as well as the market price of our shares and Ensco’s shares, regardless of whether the Transaction is completed.

Under the terms of the Transaction Agreement, we and Ensco are subject to certain restrictions on the conduct of our businesses prior to completing the Transaction, which may adversely affect our and Ensco’s ability to execute certain business strategies. Such limitations could negatively affect each party’s businesses and operations prior to the completion of the Transaction. Furthermore, the process of planning to integrate two businesses and organizations for the post-transaction period may divert management’s attention and resources and could ultimately have an adverse effect on each party. These uncertainties could cause customers, suppliers and others that deal with us or Ensco to seek to change existing business relationships with such party, which in turn could have an adverse effect on the combined company’s ability to realize the anticipated benefits of the Transaction.

We or Ensco may have difficulty attracting, motivating and retaining executives and other employees in light of the Transaction.

Uncertainty about the effect of the Transaction on our employees or Ensco’s employees may impair the companies' ability to attract, retain and motivate personnel until the Transaction is completed. Employee retention may be particularly challenging during the pendency of the Transaction, as employees may feel uncertain about their future roles with the combined organization. In addition, we or Ensco may have to provide additional compensation in order to retain employees. If our employees or Ensco’s employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the combined company, the combined company’s ability to realize the anticipated benefits of the Transaction could be adversely affected.

The Transaction is subject to conditions, including certain conditions that may not be satisfied, and may not be completed on a timely basis, if at all. Failure to complete the Transaction, or significant delays in completing the Transaction, could negatively affect the trading price of our shares and our future business and financial results.

The completion of the Transaction is subject to a number of conditions beyond our and Ensco’s control that may prevent, delay or otherwise materially adversely affect its completion, including the requisite approval of our shareholders and approval by Ensco’s shareholders of the Transaction and related proposals and the approval of governmental agencies. Neither we nor Ensco can predict whether and when these other conditions will be satisfied. Any delay in completing the Transaction could cause the combined company not to realize some or all of the synergies expected to be achieved if the Transaction is successfully completed within its expected time frame.

If the Transaction is not completed, we will be subject to several risks and consequences, including the following:

•	certain damages for which we may be liable to Ensco under the terms and conditions of the Transaction Agreement;

•	negative reactions from the financial markets, including declines in the price of our shares due to the fact that current prices may reflect a market assumption that the Transaction will be completed;

•
certain significant costs relating to the Transaction, including, in certain circumstances, the payment by us of $15 million for Ensco’s expenses and a termination fee payable by us of $24 million less any previous expense reimbursements; and

•	diverted attention of our management to the Transaction rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

We and Ensco will incur substantial transaction fees and costs in connection with the Transaction.

We and Ensco expect to incur a number of non-recurring transaction-related costs associated with completing the Transaction, combining the operations of the two organizations and achieving desired synergies. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, retention, severance and other integration-related costs, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of our business and Ensco’s business. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.

If completed, the Transaction may not achieve its intended results, and we and Ensco may be unable to successfully integrate our operations. Failure to successfully combine our business and Ensco’s business in the expected time frame may adversely affect the future results of the combined organization and, consequently, the value of Ensco's shares that our shareholders receive as the Transaction consideration.

We and Ensco entered into the Transaction Agreement with the expectation that the Transaction will result in various benefits, including, among other things, expanding our geographic presence and customer base and creating synergies. Achieving the anticipated benefits of the Transaction is subject to a number of uncertainties, including whether the businesses of us and Ensco can be integrated in an efficient and effective manner.

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company's ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company's ability to achieve the anticipated benefits of the Transaction. The combined company's results of operations could also be adversely affected by any issues attributable to either company's operations that arise or are based on events or actions that occur prior to the completion of the Transaction. The companies may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company's future business, financial condition, operating results and cash flows.

A downgrade in our or our subsidiaries’ credit ratings following the Transaction could impact the combined entity’s access to capital and cost of doing business.

Following the Transaction, rating agencies may re-evaluate our and our subsidiaries’ ratings, and any additional actual or anticipated downgrades in such credit ratings could limit our ability to access credit and capital markets, or to restructure or refinance our indebtedness. As a result of any such downgrades, future financings or refinancings may result in higher borrowing costs and require more restrictive terms and covenants, including obligations to post collateral with third parties, which may further restrict operations and negatively impact liquidity.

Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria including, but not limited to, business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are not recommendations to buy, sell or hold investments in the rated entity. Ratings are subject to revision or withdrawal at any time by the rating agencies, and we cannot assure you that we will maintain our current credit ratings.

Completion of the Transaction will trigger change of control or other provisions in certain agreements to which we are a party.

The completion of the Transaction will trigger change of control or other provisions in certain agreements to which we are a party. In particular, pursuant to the indenture governing the 2025 Notes, the combined company will be required to make an offer to to purchase all of each holder’s notes at an amount equal to 101% of the aggregate principal amount of such holder’s notes, plus accrued and unpaid interest, if any, if there is a ratings downgrade by both Moody’s Investors Service, Inc. ("Moody's") and S&P Global Rating ("S&P") between the public notice of the Transaction and 60 days after the consummation of the Transaction (or any extended period if either Moody's or S&P publicly announces a possible downgrade). As a result, the combined company could be required to repay up to an aggregate $500 million principal amount of senior notes plus approximately $5 million in associated premiums.

In addition, the completion of the Transaction will constitute a change of control under the Existing Credit Facility and the New Credit Facility. As a result, the commitments will be terminated and the outstanding balances under each of the Existing Credit Facility and the New Credit Facility will be accelerated and become due and payable by us in connection with the completion of the Transaction. As of September 30, 2018, we had no outstanding borrowings under either the Existing Credit Facility and the New Credit Facility.

If a governmental authority asserts objections to the Transaction, we and Ensco may be unable to complete the Transaction or, in order to do so, we and Ensco may be required to comply with material restrictions or satisfy material conditions.
The completion of the Transaction is subject to the condition that there is no order, injunction, decree or other legal restraint by a governmental authority in effect restraining, preventing or prohibiting the Transaction contemplated by the Transaction Agreement. If a governmental authority asserts objections to the Transaction, we or Ensco may be required to divest assets or accept other remedies in order to complete the Transaction. There can be no assurance as to the cost, scope or impact of the actions that may be required to address any governmental authority objections to the Transaction. If we or Ensco takes such actions, it could be detrimental to us or to the combined company following the consummation of the Transaction. Furthermore, these actions could have the effect of delaying or preventing completion of the Transaction or imposing additional costs on or limiting the operating results or cash flows of the combined company following the consummation of the Transaction.
In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the Transaction, before or after it is completed. We or Ensco may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.
The Transaction may be completed even though material adverse changes subsequent to the announcement of the Transaction, such as industry-wide changes or other events, may occur.
In general, either party can refuse to complete the Transaction if there is a material adverse change affecting the other party. However, some types of changes do not permit either party to refuse to complete the Transaction, even if such changes would have a material adverse effect on either of the parties. For example, a worsening of our or Ensco’s financial condition or results of operations due to a decrease in commodity prices or general economic conditions would not give the other party the right to refuse to complete the Transaction. If adverse changes occur that affect either party but the parties are still required to complete the Transaction, our share price, business and financial results after the Transaction may suffer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information with respect to acquisitions of our shares for the third quarter of 2018:

Month ended	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1 - 31, 2018	24,815	$16.19	—	$—
August 1 - 31, 2018	2,096	$13.92	—	$—
September 1 - 30, 2018	1,179	$14.90	—	$—
Total	28,090	$15.97	—

(1) The total number of shares acquired includes shares acquired from employees by an affiliated EBT in satisfaction of tax withholding requirements. The price paid for shares acquired in satisfaction of withholding taxes is the share price on the date of the transaction. There were no shares repurchased under any share repurchase program during the third quarter of 2018.

(2) The ability to make share repurchases is subject to the discretion of our Board and the limitations set forth in the U.K. Companies Act of 2006, which generally provides that share repurchases may only be made out of distributable reserves. At our 2018 general meeting of shareholders on May 24, 2018, our shareholders approved new repurchase agreements and counterparties, which approval will remain valid until May of 2023. Our Board has authority to commence or suspend share repurchase programs from time to time without prior notice pursuant to these approved repurchase agreements. There are no share repurchase programs outstanding at September 30, 2018.

Item 6. Exhibits
(a)    The following is a list of exhibits filed with this Form 10-Q:

2.1
Transaction Agreement, dated as of October 7, 2018, by and between Ensco plc and Rowan Companies, plc, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 9, 2018 (File No. 1-5491).

10.1
Employment Agreement, dated as of October 7, 2018, by and between Thomas Burke, Rowan Companies plc, ENSCO Global Resources Limited and, solely for the limited purposes specified therein, Ensco plc, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 9, 2018 (File No. 1-5491).

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

ROWAN COMPANIES PLC
(Registrant)

Date: October 31, 2018	/s/ STEPHEN M. BUTZ
Stephen M. Butz
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 31, 2018	/s/ DENNIS S. BALDWIN
Dennis S. Baldwin
Chief Accounting Officer
(Principal Accounting Officer)